Form 10-K/A
period 1993-04-30
BURNUP & SIMS INC
filed 1994-01-20
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-K/A
(Mark One)               (AMENDMENT #1)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended April 30, 1993
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____ to _____

                  Commission file number 0-3797

                       BURNUP & SIMS INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

                 Delaware                              59-1259279
(State or other jurisdiction of incorporation      (I.R.S. Employer
                or organization)                   Identification No.)

One North University Drive, Ft. Lauderdale, FL         33324
  (Address of principal executive offices)           (Zip Code)

                         (305) 587-4512
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class                     Name of each exchange on
                                                 which registered

12% Convertible Subordinated Debentures
       due November 15, 2000                 Philadelphia Stock Exchange
_______________________________________      ___________________________

Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, par value $.10 per share
                         (Title of class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

 The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price on July 19, 1993 was $16,413,758.

 The number of shares of common stock outstanding as of July 19,1993 was 8,768,339.

 DOCUMENTS INCORPORATED BY REFERENCE

 Portions of this registrant's Proxy Statement which will be filed on or before August 30, 1993 are incorporated by reference into Part III.

BURNUP & SIMS BUSINESSES

Burnup & Sims Inc. was founded in 1929 and together with its subsidiaries ("Burnup & Sims" or the "Company") currently provides a wide range of cable design, installation and maintenance services to telephone, CATV and utility service customers throughout the United States. These services are rendered through various subsidiary companies located principally in California, Florida, Georgia, Mississippi, North Carolina, and Texas. In addition, the Company is one of three major manufacturers of power supplies for the CATV industry, operates a motion picture theatre chain in the Southeastern U.S. and also provides commercial printing and graphic arts services.

See "Industry Segment Information" in the Notes to Consolidated Financial Statements for information related to revenues, operating profit, and identifiable assets of each of the Company's principal business segments. The Company's financial results for the last three years reflect volume declines and net losses which include the impact of prolonged economic pressures within the Telephone Services industry. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

The Company's backlog of orders, which is substantially represented by written contracts and purchase orders and does not include work to be performed under telephone master contracts, approximated $15,609,000 at April 30, 1993, consisting of $10,594,000 related to Telephone Services and $5,015,000 related to Cable Television and Utility Services, respectively. Backlog of $18,427,000 at April 30,1992 was comprised of $11,583,000 and $6,844,000 related to Telephone Services and Cable Television and Utility Services, respectively. Substantially all of the backlog as of April 30, 1993 is expected to be completed by April 30, 1994. Backlog is not material for the General Products and Other segment.

The Company obtains its raw materials and supplies from various sources and is not dependent upon any one supplier.

Operations of the Company are somewhat seasonal, and this has historically resulted in reduced revenues during the third quarter (November, December and January) relative to other quarters. During winter months, inclement weather in certain areas reduces the volume and efficiency of outside service activities. Additionally, certain Telephone Services customers may reduce expenditures for plant construction and maintenance during the latter part of their budgetary year, which typically ends in December.

The sale of the Company's goods and services to foreign markets generated less than one percent of revenues for fiscal year 1993. Work performed in offshore U.S. territories approximated 6% of revenues for 1993 and 1992, respectively. The Company is currently pursuing additional offshore opportunities and has entered into joint venture agreements with local partners in certain South American and East European countries to provide telecommunications services. The Company intends to finance its portion of such projects with internally-generated funds and, as necessary, through the redeployment of machinery and equipment and supervisory personnel from certain domestic areas of operation.

At April 30, 1993, the Company employed 2,255 people, of which 1,505 were employed in the Telephone Services segment, 237 in the Cable Television and Utility Services segment, and 513 in the General Products and Other segment.

Telephone Services

The installation and maintenance of underground cable and conduit, aerial lines, manholes, and telephone equipment for regional telephone companies, long distance carriers and private business are among the services provided by Burnup & Sims. The Company also provides fiber-optic design and installation services which require specialized skills for a number of long distance and regional telephone companies. Customers typically supply materials such as poles, cable, conduit and telephone equipment, and the Company provides expertise, personnel, tools and equipment necessary to perform installation services. Engineering and other types of personnel to supplement the day-to-day requirements of telephone companies and to meet their emergency and peak load maintenance and installation needs are also provided by the Company.

Burnup & Sims provides services in approximately 35 states with a substantial portion of the work performed in California, Florida, Mississippi, North Carolina, Texas, and Tennessee. During the year ended April 30, 1993, approximately 18% and 14% of revenues were derived from the Southern Bell and South Central Bell units of Bell South Telecommunications, Inc., respectively. Other principal customers of Burnup & Sims include subsidiaries of GTE Corporation, Southwestern Bell Telephone Company, Pacific Bell
Telephone Company, United Telephone Company, and U.S. West Communications, Inc., (the aggregate of revenues generated from such customers approximated 23% for the fiscal year ended April 30, 1993), as well as other regional telephone companies. While the mix of revenues generated from the Company's principal customers may change from year to year, such customers generally provide significant revenues to the Company and constitute the majority of revenues generated by the Company's Telephone Services segment. The Company sold a minority interest in a Telephone Services subsidiary, and is party to various agreements providing an option to the minority holder to purchase the remaining shares of common stock of the subsidiary, which is currently the subject of dispute. (See "Industry Segment Information" and "Litigation" in the Notes to Consolidated Financial Statements".)

The Company provides master contract services for telephone companies. Under master contracts, Burnup & Sims has the exclusive right to perform specified work for customers for the contract duration (excluding work customers may perform themselves and projects which exceed stipulated amounts). During the years ended April 30, 1993, 1992, and 1991, revenues of approximately $62,000,000, $66,000,000, and $75,000,000, respectively, were derived from work performed under master contracts. The Company may be compensated on an hourly basis or at a fixed unit price for services rendered. Master contracts are generally for one to three-year terms and may be terminated upon 60 days notice by either party. Master contracts may be renewed through negotiations between the Company and its customers or customers may elect to award these contracts on the basis of competitive bidding.

The market for telephone services is highly competitive and management believes the factors for success include quality, reliability, price and promptness of performance. Although most companies in this field tend to operate in a limited geographical area, a number of competitors may bid on a particular project without regard to location. On a national basis, neither the Company nor any of its competitors can be considered dominant in the industry, which is characterized by a large number of companies, most of which are smaller than the Company.

Changes in the level of telephone company capital expenditures, influenced by prevailing interest rates and the allowance or disallowance of telephone rate increases by public regulatory agencies, may affect the volume of work available to the Company. Additionally, certain telephone companies may utilize their own personnel to perform all or some part of the types of services provided by the Company.

Cable Television and Utility Services

The Company, which began installation of CATV systems in 1961, installs underground and aerial portions of new and existing CATV systems, and provides customer installation and hookup services at CATV subscriber homes. The work is generally performed under fixed unit price contracts and the Company's customers have consisted principally of operators of CATV systems. Management believes experience, dependability and mobility are the principal competitive factors that contribute to success.

The CATV industry is regulated by local, state and federal laws, and such governmental regulation has a direct effect upon whether new CATV systems are built or existing systems are improved, thus directly affecting the availability of work for which the Company may compete. The industry is characterized by a large number of companies which provide CATV services.

The Company is one of the principal manufacturers of power supplies for sale to CATV operators and distributors. Although the market for these products is highly competitive, management believes its position in this market is attributable to such factors as technical capability, price, reliability and service.

The Company also installs underground and aerial electrical distribution systems. Customers for these services consist principally of electric utility companies and other businesses located in the Southeastern and South Central United States. The major competitive factor for Utilities Services work is price, and a substantial portion of the work performed is awarded on the basis of competitive bids. There are numerous competitors qualified to perform the same services which the Company provides.

The installation of CATV and utility systems requires a substantial capital outlay by the system owners, and their ability to secure capital at acceptable financing rates directly affects the availability of work.

General Products and Other

The Company operates a motion picture theatre chain consisting of 94 screens at 32 locations in Florida and two locations in Georgia. Twenty-two of the theatres are indoor and 12 are drive-ins. The Company derives a substantial portion of its theatre revenues and profits from food and beverage concessions which it operates in all of the theatres.

The Company's theatres exhibit first, second and third run films of major motion picture distributors. The availability of popular films has a significant effect on both admission and concession revenues. The Company's theatre operations are highly dependent on major film distributors for an adequate supply of such films. The Company competes with numerous other film exhibitors and entertainment attractions in its operating areas.

The Company also offers commercial printing products and graphic arts services. The principal customers are businesses located in Florida and the Northeast United States. The printing business is extremely competitive and no one company is considered dominant.

PROPERTIES

The Company owns two indoor and nine drive-in theatres located on approximately 117 acres in ten Florida cities. The Company also leases 18 indoor and three drive-in theatres located in 19 Florida cities and leases two indoor locations in south Georgia. Substantially all of the leased theatres are subject to long-term leases, many of which contain long-term renewal options that are exercisable at the discretion of the Company.

The Company also owns a 60,000 square-foot printing plant located in Stuart, Florida, and a 50,000 square foot manufacturing plant located in Athens, Georgia, each of which currently operates at less than full capacity. Other operations, principally Telephone Services, are conducted through approximately 53 subsidiary and branch locations, of which approximately 31 are owned. A majority of the leased facilities consists of offices and temporary equipment yards or storage locations which are subject to short-term or cancelable leases. The Company does not consider any specific owned or leased facility to be materially important to its operations since much of the work performed is completed upon the customer's premises or upon public rights-of-way. In addition, the Company believes that equally suitable alternate locations are available in all areas where it currently does business.

At April 30, 1993, the Company operated approximately 1,400 licensed vehicles, substantially all of which are owned. In addition, it owns various types of construction equipment including approximately 600 off-road vehicles.

The Company believes that its properties are generally in good condition and suitable for their intended uses. The Company has no material amounts of idle equipment or excess production capacity.

In addition to its operating properties, the Company owns approximately 1,850 acres of real estate located throughout Central and Southwest Florida which are being held for investment purposes as well as a 124,000 square foot plant located on approximately 43 acres in Freehold, New Jersey.

Certain of the Company's properties are encumbered pursuant to loan agreements. (See "Debt" in the Notes to Consolidated Financial Statements.)

The Company's facilities are subject to federal, state, and local provisions involving the protection of the environment. Compliance with these provisions has not had, and the Company does not expect such compliance to have, a material adverse effect upon the Company's financial position or operations.

LEGAL PROCEEDINGS

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed in December 1990 by a shareholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of its Board of Directors, and against National Beverage Corp. ("NBC") as a purported class action and derivative lawsuit.

The class action claims allege, among other things, that the Board of Directors of the Company, and NBC, as its largest shareholder, breached their respective fiduciary duties in approving (i) the dividend by the Company of its shares of NBC common stock (the "Distribution") and (ii) the exchange of certain shares of the Company's stock held by NBC for certain indebtedness of NBC held by the Company (the "Exchange"; the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), in allegedly placing the interests of NBC ahead of the interests of the other shareholders of the Company.

The derivative action claims allege, among other things, that the Board of Directors of the Company has breached their fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of the Company to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages. (See "Transactions with NBC" in the Notes to Consolidated Financial Statements.)

In May 1993, plaintiff filed a motion to amend its class action and shareholder derivative complaint (the "Proposed New Complaint").
The Proposed New Complaint alleges that the Special Committee (the "Committee") that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was neither protected by the business judgement rule or in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Proposed New Complaint also makes other allegations which involve (i) further violations of the 1990 Settlement by engaging in certain transactions not approved by the Committee;
(ii) the sale of a subsidiary of the Company to a former officer of the Company; (iii) the timing of the 1991 Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

The Company believes that the allegations in the complaint and the Proposed New Complaint are without merit, and intends to vigorously defend this action.

William C. Deviney, Jr. v. Burnup & Sims, Inc. et al., Civil Action
No. 152350 was filed in the Chancery Court of the First Judicial
District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a Telephone Services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. (See "Industry Segment Information" in the Notes to Consolidated Financial Statements.) Alternatively, plaintiff seeks unspecified damages for breach of contract and for alleged breaches of fiduciary duties, and seeks an award of punitive damages and attorney's fees for alleged bad faith conduct in connection with the stock purchase agreement and related matters. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this action. Additionally, the Company has filed counterclaims which, among other things, seek a declaratory judgement that the plaintiff's failure to satisfy certain material conditions terminated his rights under the stock purchase agreement.

The Company and its subsidiaries are parties to various legal proceedings, including suits in which it is a defendant.

In the opinion of management, after consultation with counsel as to the claims in the litigation and, if adversely determined, the assessment of potential damages, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.

MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS
The Company's operating results for its fiscal year ended April 30, 1993 reflect the results of prolonged economic pressures. Unsettled economic conditions which have resulted in certain changes in utility spending and competitive pressures upon contract prices have adversely affected the Telephone Services segment and the Cable Television and Utility Services segment. Results for the General Products and Other segment have also experienced the effect of economic pressures which have resulted in reduced theatre margins and competitive pricing in the printing industry.

Consolidated revenues declined 8% for the fiscal year ended April 30, 1993 following a 12% reduction in revenues for 1992. The Company incurred an operating loss for 1993 and 1992 of $9,355,000 (substantially all of which was realized by the Telephone Services segment) and $950,000, respectively, after realizing an operating profit of approximately $4.1 million for the fiscal year ended April 30, 1991, excluding the losses of a subsidiary sold.

The 1993 increase in general and administrative expenses is primarily due to the settlement of certain claims for receivables due to the Company pending since 1990 and related legal fees. Excluding additions to the allowance for doubtful accounts of $1.5 million related to certain claims and receivables, 1992 general and administrative expenses decreased approximately $800,000 when compared to 1991 due largely to reductions in compensation, including a reduction of the Company president's salary and other personnel-related expenses.

Depreciation and amortization decreased in 1993 and 1992 due to reduced capital spending by the company and a decrease in goodwill amortization resulting from the subsidiary sold in 1991.

Interest expense decreased in 1993 and 1992 due to the reduction of outstanding debt. Interest expense additionally decreased in 1992 due to a lower prime interest rate and reduced interest accruals for income tax related issues.

As a result of the Distribution, the Company has not recorded equity in the net income of NBC subsequent to January 31, 1991 and, as a result of the Exchange, interest income in 1992 decreased when compared to 1991. (See "Transactions with NBC" in the Notes to Consolidated Financial Statements.)

In accordance with the sinking fund requirements of the Company's 12% convertible subordinated debentures, approximately $2,625,000 face amount of debentures were repurchased during each of the past three years. Other income includes gains from the repurchases of $291,000, $1,111,000 and $912,000 for 1993, 1992, and 1991, respectively. Additionally, other expenses for 1993 include the write-off of intangible assets (goodwill) of approximately $2.0 million for a Telephone Services subsidiary which has closed several of its operating areas due to economic and competitive pressures.

Other income in 1992 includes a gain of approximately $1.1 million from the sale of the stock of a wholly-owned subsidiary to NBC. (See "Transactions with NBC" in the Notes to Consolidated Financial Statements.) Other expenses for 1991 include pretax losses related to a subsidiary sold of $7.4 million. (See "Industry Segment Information" in the Notes to Consolidated Financial Statements.)

The credit for income taxes in 1993 approximates 30% of the pretax loss for the year due to the $2 million write-off of intangible assets with no related tax benefit. The 1992 credit for income taxes approximates 35% of the pretax loss for that year due to the effect on taxable income of certain state income taxes and preferred stock dividends.

Operations of the Company are somewhat seasonal and this has historically resulted in reduced revenues during the third quarter (November, December, and January) relative to other quarters. During winter months, inclement weather in certain areas reduces the volume and efficiency of outside service activities. Additionally, certain utility customers may reduce expenditures for plant construction and maintenance during the latter part of their budgetary year, which typically ends in December. Also, certain write-offs and allowances as further discussed herein have affected fourth quarter operating profit for the last two fiscal years. (See "Quarterly Financial Data" in the Notes to Consolidated Financial Statements.)

Telephone Services

The Telephone Services segment experienced revenue declines of 11% and 9% for 1993 and 1992, respectively. The reduction in revenues resulted from the loss of certain telephone service contracts due to pricing and economic pressures, particularly in the southeastern United States and California. Several new telephone services contracts which commenced in the third quarter of 1993 as well as sales in offshore U.S. territories mitigated the decline in revenues. The Company is attempting to expand its presence in Europe, Micronesia, and South America as a means of countering the competitive pricing pressures in the U.S. Difficulties encountered when expanding into foreign countries include the acquisition of an understanding of foreign laws, tax codes and customs and determining methods to safeguard assets in those countries with volatile currency fluctuations. Work performed under the Company's telephone master contracts decreased approximately 6% and 13% for 1993 and 1992, respectively, while work performed on a competitive bid basis declined 17% and 2% for those same years.

Operating losses of the Telephone Services segment in 1993 and 1992 reflect the reduced economies of scale related to the volume decline and lower pricing on certain contracts performed by the Company. Margins in 1993 were further impacted by higher than anticipated costs associated with starting several new contracts. Additionally, 1993 results include charges of approximately $2 million related to the write-down of intangible assets as discussed above and approximately $1.5 million (less the related tax benefit of approximately $500,000) related to the write-down of receivables, inventory, and other assets with respect to closed and other unprofitable Telephone Services areas of operation. Additionally, certain claims for receivables due to the Company which had been pending since 1990 were settled in 1993, resulting in an additional write-off of approximately
$1.5 million. The operating loss for 1992 also includes additions to the allowance for doubtful accounts of approximately $500,000.

The Company sold a minority interest in a Telephone Services subsidiary, and is party to various agreements providing an option to the minority holder to purchase the remaining shares of the subsidiary, which is currently the subject of dispute. (See "Industry Segment Information" and "Litigation" in the Notes to Consolidated Financial Statements.)

Cable Television and Utility Services

Revenues of the Cable Television and Utility Services segment decreased 10% in 1993 and remained unchanged in 1992, excluding the revenues of the subsidiary sold in 1991. The 1993 decline is due to reduced cable television installation revenues of 5%, a 6% increase in sales of CATV power supplies, and a 22% reduction in sales to electric utility services customers.

The 1993 operating profit for the Cable Television and Utility Services segment primarily results from certain higher-margin electrical service contracts. The operating loss for 1992 primarily results from a charge to provide for doubtful accounts of approximately $1,000,000.

General Products and Other

Revenues of the Company's General Products and Other segment increased 8% and 1% in 1993 and 1992, respectively. Theatre revenues are up 19% and 8% for those years as a result of three new multi-screen theatres which were opened in the third quarter of 1992 and one additional multi-screen theatre which opened in the third quarter of 1993. The increase in theatre revenues was offset by reduced printing sales of 6% in both 1993 and 1992 due to competitive pricing pressures.

The operating loss in 1993 includes reduced operating margins of the printing business related to decreased volume and lower pricing, higher operating costs of the Company's theatres, and the write-off of assets related to closed areas other than theatres and printing of approximately $500,000 (less the related tax benefit of approximately $200,000). The 1992 operating loss results from miscellaneous work performed by the Company, other than printing and theatre operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet reflects total assets of $108,917,000 at April 30, 1993 compared to total assets of $118,460,000 at April 30, 1992.
The reduction in total assets includes the effects of the decline in volume and operating losses incurred by the Company in 1993 net of related income tax credits, including the write-off of certain tangible and intangible assets previously discussed. The decrease in the Company's cash and investments to $9,612,000 at April 30, 1993 from $13,335,000 at April 30, 1992 is comprised of cash provided by operations of $2,936,000 less cash used in investing activities of $3,270,000 (principally for capital expenditures) and cash used in financing activities of $3,389,000 (due principally to net bank repayments). Cash increased for the fiscal year ended April 30, 1992 by $2,465,000 due to cash provided by operating activities of $5,050,000 and cash provided by financing activities of $1,471,000 (due to net bank borrowings) less cash used in investing activities of $4,056,000 (principally for capital expenditures). For the year ended April 30, 1991, cash decreased by approximately $6,808,000 including cash provided by operating activities of $14,253,000 less cash used by financing activities of $17,449,000 (due principally to net bank repayments and certain taxes payable) and cash used in investing activities of $3,612,000 (principally for capital expenditures). The Company's ratio of current assets to current liabilities decreased to
1.6 to 1 at April 30, 1993 from 1.8 to 1 at April 30, 1992 and working capital decreased to $16,199,000 from $21,798,000 for those same periods.

In 1993, the Company converted a $5,000,000 advance under its revolving loan to a term loan pursuant to the provisions of its bank agreement. Additionally, in accordance with its term loan agreement, net proceeds of approximately
$2.9 million from the sale of certain real estate pledged as collateral for the term loan, which was finalized during the first quarter of the Company's fiscal year ending April 30, 1994, was applied to the non-current balance of the term loan. The indenture under which the Company's 12% convertible subordinated debentures are issued requires annual payments to a sinking fund of $2,625,000.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. The Company's 1993 financial results caused the Company to be in non-compliance with certain financial covenants under its term loan agreement. The Company has obtained waivers of such covenants for the fiscal year ended April 30, 1993 and the bank and the Company agreed to a modification for future periods for various covenants, including those with which the Company had not complied.
In addition, the Company agreed if the Series C Preferred Stock of NBC
(see "Transactions with NBC" in the Notes to Consolidated Financial Statements) is redeemed, the proceeds will be used to retire amounts due under the term loan agreement.

Pursuant to its loan agreements, the Company is currently prohibited from declaring or paying dividends. (See "Debt" in the Notes to Consolidated Financial Statements.)

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company must adopt this pronouncement in its financial statements for fiscal years beginning after December 15, 1992 and anticipates the adoption of this pronouncement will be immaterial to its financial results.

The Company anticipates that for fiscal year 1994, operating cash requirements, capital expenditures and debt service will substantially be funded from cash flow generated by operations and dividend and interest income. The Company currently anticipates that long-term obligations, including sinking fund payments related to the 12% convertible subordinated debentures and balloon payments due pursuant to the terms of the debentures and the term loan, will be funded principally from cash generated by operations, dividend and interest income, collections of notes receivable, and debt refinancing. Burnup & Sims has no material commitments for capital expenditures and replaces operating property as necessary. The Company does not expect to significantly change the current level of capital spending and expects to redeploy machinery and equipment from certain domestic areas of operations as necessary to support international opportunities.

FINANCIAL STATEMENTS




BURNUP & SIMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended April 30, 1993

                                      1993             1992             1991
                               -----------      -----------      -----------
Revenues                      $140,987,000     $153,521,000     $175,236,000
                               -----------      -----------      -----------
Costs of Revenues (exclusive of
 depreciation and amortization
 shown separately below)       127,316,000      133,957,000      150,085,000
General and Administrative      18,438,000       16,239,000       15,572,000
Depreciation and Amortization    6,163,000        6,918,000        8,498,000
Interest Expense                 4,583,000        4,847,000        6,161,000
Interest and Dividend Income    (4,016,000)      (4,035,000)      (6,908,000)
Other Expense (Income)           1,761,000       (2,798,000)       4,520,000
                               -----------      -----------      -----------
Total Costs and Expenses       154,245,000      155,128,000      177,928,000
                               -----------      -----------      -----------
Loss Before Income Taxes and
 Equity in Net Income of NBC   (13,258,000)      (1,607,000)      (2,692,000)
Credit for Income Taxes         (3,950,000)        (560,000)      (1,082,000)
                               -----------      -----------      -----------
Loss Before Equity in Net
 Income of NBC                  (9,308,000)      (1,047,000)      (1,610,000)
Equity in Net Income of NBC              0                0          828,000
                               -----------      -----------      -----------
Net Loss                      $ (9,308,000)    $ (1,047,000)    $   (782,000)
                               ===========      ===========      ===========
Loss Per Share                $      (1.06)    $       (.12)    $       (.08)
                               ===========      ===========      ===========

See accompanying notes.

BURNUP & SIMS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Three Years Ended April 30, 1993

                                                    Pro Rata
(Dollars in Thousands)   Common  Capital  Retained  Interest  Treasury
                          Stock  Surplus  Earnings   in NBC     Stock     Total
                         ------  -------  --------  --------  --------  --------
Balance April 30, 1990   $1,601  $71,926  $55,034  $(17,347) $(51,079) $ 60,135
Net Loss                                     (782)                         (782)
Distribution of NBC
 Common Stock                              (5,904)   17,347              11,443
Taxes Payable on the
 Distribution of NBC
 Common Stock                              (5,000)                       (5,000)
Exchange of Common Shares
 for Debt due from NBC                                        (23,061)  (23,061)
Common Stock Issued Under
 Stock Option Plans           1       99                                    100
                         ------  -------  --------  --------  --------  --------
Balance April 30, 1991    1,602   72,025   43,348         0   (74,140)   42,835
Net Loss                                   (1,047)                       (1,047)
                         ------  -------  --------  --------  --------  --------
Balance April 30, 1992    1,602   72,025   42,301         0   (74,140)   41,788
Net Loss                                   (9,308)                       (9,308)
Adjustment of Prior
 Year Tax Benefits                   835      349         0         0     1,184
                         ------  -------  --------  --------  --------  --------
Balance April 30, 1993   $1,602  $72,860  $33,342  $      0  $(74,140) $ 33,664
                         ======  =======  =======   ========  ========  ========

See accompanying notes.

BURNUP & SIMS INC.
CONSOLIDATED BALANCE SHEETS
April 30, 1993 and 1992

ASSETS                                                  1993               1992
                                                 -----------        -----------
Current Assets

Cash and Cash Equivalents                       $  9,612,000       $ 13,335,000
Accounts Receivable - Net                         19,314,000         23,065,000
Unbilled Revenues                                  3,572,000          4,096,000
Inventories                                        4,246,000          4,843,000
Accrued Interest Receivable and Other - NBC          568,000          1,139,000
Refundable Income Taxes                            4,310,000            462,000
Other                                                998,000          1,247,000
                                                 -----------        -----------
Total Current Assets                              42,620,000         48,187,000
                                                 -----------        -----------
Preferred Stock and Long-Term Notes
 Receivable - NBC                                 31,184,000         31,437,000
                                                 -----------        -----------
Property - At Cost

Land                                               3,192,000          3,261,000
Buildings and Improvements                        12,221,000         12,464,000
Machinery and Equipment                           59,441,000         60,683,000
                                                 -----------        -----------
Total                                             74,854,000         76,408,000
Less Accumulated Depreciation                    (56,818,000)       (57,197,000)
                                                 -----------        -----------
Property - Net                                    18,036,000         19,211,000
                                                 -----------        -----------
Other Assets
Excess of Cost over Equity of
 Businesses Acquired                               3,279,000          5,712,000
Real Estate Investments                           11,663,000         10,342,000
Miscellaneous                                      2,135,000          3,571,000
                                                 -----------        -----------
Total Other Assets                                17,077,000         19,625,000
                                                 -----------        -----------
Total                                           $108,917,000       $118,460,000
                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY                   1993               1992
                                                 -----------        ----------

Current Liabilities

Current Maturities of Debt                      $  3,873,000       $  4,279,000
Accounts Payable                                   9,821,000          8,591,000
Accrued Insurance                                  2,839,000          2,644,000
Accrued Compensation                               1,970,000          1,964,000
Accrued Interest                                   1,499,000          3,007,000
Accrued Income Taxes                                  57,000            507,000
Deferred Income Taxes                                      0            331,000
Other                                              6,362,000          5,066,000
                                                 -----------        -----------
Total Current Liabilities                         26,421,000         26,389,000
                                                 -----------        -----------
Other Liabilities                                 12,076,000         10,253,000
                                                 -----------        -----------
Long-Term Debt                                    12,256,000         12,905,000
                                                 -----------        -----------
Convertible Subordinated Debentures               24,500,000         27,125,000
                                                 -----------        -----------
Shareholders' Equity

Common Stock, $.10 par value, authorized
 25,000,000 shares; issued 16,021,714 shares;
 outstanding 8,768,339 shares in 1993 and 1992     1,602,000          1,602,000
Capital Surplus                                   72,860,000         72,025,000
Retained Earnings                                 33,342,000         42,301,000
Treasury Stock                                   (74,140,000)       (74,140,000)
                                                 -----------        -----------
Total Shareholders' Equity                        33,664,000         41,788,000
                                                 -----------        -----------
Total                                           $108,917,000       $118,460,000
                                                 ===========        ===========

See accompanying notes.

BURNUP & SIMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Years Ended April 30,1993
                                             1993           1992           1991
                                       ----------    -----------    -----------
Cash Flows from Operating Activities:

Net Loss                              $(9,308,000)  $ (1,047,000)  $   (782,000)
Adjustments to Reconcile Net Loss
 to Net Cash Provided by
 Operating Activities:
  Depreciation and Amortization         6,163,000      6,918,000      8,498,000
  Undistributed Earnings of NBC                 0              0       (828,000)
  Losses Related to Subsidiary Sold -
   Net of Income Taxes                          0              0      4,500,000
  Gain on Sales of Assets              (1,075,000)    (1,548,000)      (667,000)
  Gain on Repurchase of Debentures       (291,000)    (1,111,000)      (912,000)
  Write-off of Excess of Cost over
   Equity of Business Acquired          2,017,000              0              0
Changes in Operating Assets and
 Liabilities - Net of Effects of
  Subsidiary Sold:
  Accounts Receivable - Net
   and Unbilled Revenues                4,277,000      3,146,000      6,210,000
  Inventories                             597,000        610,000       (563,000)
  Interest Receivable                      64,000      1,535,000      1,349,000
  Refundable Income Taxes              (3,848,000)      (462,000)             0
  Accounts Payable and Accrued Expenses 2,242,000      1,979,000     (4,119,000)
  Interest and Income Taxes            (1,681,000)    (1,398,000)     2,835,000
  Other Liabilities                     2,399,000     (2,867,000)       189,000
  Other, Net                            1,380,000       (705,000)    (1,457,000)
                                       ----------     ----------     ----------
Net Cash Provided by Operating
 Activities                             2,936,000      5,050,000     14,253,000
                                       ----------      ---------     ----------
Cash Flows from Investing Activities:

Proceeds from Sales of Assets           1,068,000        437,000        783,000
Capital Expenditures                   (4,338,000)    (4,493,000)    (4,395,000)
                                       ----------     ----------     ----------
Net Cash Used in Investing Activities  (3,270,000)    (4,056,000)    (3,612,000)
                                       ----------     ----------     ----------

BURNUP & SIMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Three Years Ended April 30,1993
                                             1993           1992           1991
                                       ----------    -----------    -----------
Cash Flows from Financing Activities:

Taxes Payable on Distributions
 of NBC Common Stock                            0              0     (5,000,000)
Costs of Exchange of Common Shares
 for Debt due from NBC                          0              0       (561,000)
Borrowings Under Line of
 Credit Agreement                               0      8,000,000              0
Repayments Under Line of
 Credit Agreement                      (5,000,000)    (3,000,000)             0
Short-Term Debt Borrowings
 (Repayments)                                   0              0     (5,000,000)
Long-Term Debt Borrowings               5,640,000      9,381,000        267,000
Long-Term Debt Repayments              (4,029,000)   (12,910,000)    (7,255,000)
Proceeds from Issuance of
 Common Stock - Net                             0              0        100,000
                                       ----------    -----------    -----------
Net Cash Provided (Used) by
 Financing Activities                  (3,389,000)     1,471,000    (17,449,000)
                                       ----------    -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                      (3,723,000)     2,465,000     (6,808,000)
Cash and Cash Equivalents -
 Beginning of Year                     13,335,000     10,870,000     17,678,000
                                       ----------    -----------    -----------
Cash and Cash Equivalents -
 End of Year                          $ 9,612,000   $ 13,335,000   $ 10,870,000
                                       ==========    ===========    ===========

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Presentation

The consolidated financial statements include Burnup & Sims Inc.
and its subsidiaries (the "Company" or "Burnup & Sims"). All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

Contracts

Revenues from contracts are accounted for by the percentage of completion method whereby income is recognized based on the estimated stage of completion of individual contracts. Prospective losses on such contracts are provided for when they become known.

Inventories

Inventories (consisting principally of material and supplies) are valued at the lower of first-in, first-out cost or market.

Property

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets as follows: Buildings and Improvements - 5 to 40 years, and Machinery and Equipment - 3 to 15 years. Depreciation expense was $5,517,000 for 1993, $6,240,000 for 1992, and $7,788,000 for 1991.

Expenditures for maintenance and repairs are charged to income as incurred. Major expenditures for betterments and renewals are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Income Taxes

Certain income and expense items are accounted for differently for financial reporting purposes and for income tax purposes. A provision for deferred taxes is made in recognition of these temporary differences using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes" ("SFAS No. 96").

In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which will supersede SFAS No. 96. The Company must adopt this pronouncement in its financial statements for fiscal years beginning after December 15, 1992 and anticipates the adoption of this pronouncement will be immaterial to its financial results.

Excess of Cost Over Equity of Businesses Acquired

The excess of cost over equity of businesses acquired (goodwill) is being amortized generally over forty years. The Company periodically evaluates its long-lived assets, including goodwill, and adjusts such assets accordingly when it is deemed probable that the recorded amounts are not recoverable. For the fiscal year ended April 30, 1993, the Company wrote off $2,017,000 of the remaining goodwill of a Telephone Services subsidiary which has closed several of its operating areas due to economic and competitive pressures. Goodwill is net of accumulated amortization of $4,456,000 for 1993 and $6,092,000 for 1992. Goodwill amortization was $519,000 for 1993 and 1992, and $604,000 for 1991.

Accrued Insurance

The Company is self-insured for certain casualty and worker's compensation exposures and, accordingly, accrues the present value of estimated losses not otherwise covered by insurance.

Investments

The Company's investment in preferred stock of National Beverage Corp. ("NBC") is stated at cost, which does not exceed estimated net realizable value. Until February 1991, the Company used the equity method to account for its investment in the common stock of NBC. Equity in Net Income of NBC for 1991 is reported net of costs incurred by the Company related to the distribution of all of the common stock of NBC held by the Company. (See "Transactions with NBC".)

Real estate investments are carried at cost, which is less than estimated market value.

Statement of Cash Flows

For purposes of the statements of cash flows, the Company generally considers all highly liquid securities (consisting primarily of repurchase agreements, short-term money-market investments, certificates of deposit, and municipal obligations) with an original maturity or redemption option of three months or less, to be cash equivalents. Cash paid (refunded) for income taxes was $(205,000) in 1993, $2,670,000 in 1992, and $4,669,000 in 1991.
Cash payments for interest were $4,753,000, $5,030,000, and $6,009,000 for 1993, 1992, and 1991 respectively.

Non-cash transactions for the fiscal year ended April 30, 1993 include the write-off of goodwill of $2,017,000 and the write-off of certain receivables, inventory, and other assets with respect to closed and other unprofitable areas of operation (primarily Telephone Services) of $2,019,000 less the related tax benefit of $707,000.

2. ACCOUNTS RECEIVABLE - NET

Accounts receivable are net of an allowance for doubtful accounts of $803,000 and $3,972,000 at April 30, 1993 and 1992, respectively.
Accounts receivable include retainage which has been billed but is not due until the completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $590,000 and $840,000 at April 30, 1993 and 1992, and claims aggregated approximately $3,100,000 at April 30, 1992. Such claims were settled during the fiscal year ended April 30, 1993 which resulted in a write-off of unreserved amounts of approximately $1,500,000. While certain amounts are subject to litigation, negotiation, and counterclaims in the ordinary course of business, which could delay settlement, substantially all accounts receivable are collectable within one year. Bad debt expense, including both provisions for doubtful accounts and direct write-offs of certain claims and receivables, approximates $3,053,000, $1,710,000, and $2,096,000 (including approximately $1,700,000 related to a provision for receivables of a subsidiary sold) for the fiscal years ended April 30, 1993, 1992, and 1991, respectively.

3. OTHER LIABILITIES

Other Liabilities are summarized as follows:
(Dollars in Thousands)                           1993          1992
                                               ------        ------
Deferred Income Taxes                         $ 3,612       $ 3,218
Accrued Interest - Prior Years' Taxes           2,187         1,985
Accrued Insurance                               6,277         5,050
                                               ------        ------
Other Liabilities                             $12,076       $10,253
                                               ======        ======

4. DEBT

Debt is summarized as follows:
(Dollars in Thousands)                           1993          1992
                                               ------        ------
Term Loan payable to Bank, at Prime
 plus 1/2% (61/2% at April 30, 1993)          $12,849       $ 8,729
Revolving Loan payable to Bank, at Prime
 plus 1/2%                                          0         5,000
Capital Leases and Other, at Interest Rates
 from 9% to 13%, due in Installments
 through 1994                                     655           830
12% Convertible Subordinated Debentures
 due 2000                                      27,125        29,750
                                               ------        ------
Total Debt                                     40,629        44,309
Less Current Maturities                         3,873         4,279
                                               ------        ------
Non-Current Debt                              $36,756       $40,030
                                               ======        ======

The indenture under which the debentures are issued requires an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the debentures prior to the due date by paying the principal amount at face value. Included in Other Income is a gain of approximately $291,000 in 1993, $1,111,000 in 1992 and $912,000 in
1991 from the repurchase of $2,625,000 face amount of debentures acquired to meet sinking fund requirements. The debentures are convertible into the Company's common stock (the "Common Stock") at an adjusted conversion price of $16.79 per share. At April 30, 1993, approximately 1,616,000 shares were reserved for conversion.

On August 2, 1991, the Company entered into an agreement with a bank
(the "Bank Agreement") to refinance an existing term loan. The facilities extended to the Company under the Bank Agreement include (1) a six-year term loan in the initial principal amount of $9,188,000 bearing interest at one-half of one percent over the prime rate and payable in equal quarterly installments computed on a fifteen-year amortization schedule (the "Term Loan"); (2) a revolving line of credit facility bearing interest at one-half of one percent over the prime rate (the "Revolving Loan");
and (3) a facility for the issuance of letters of credit. During fiscal 1993, the Company refinanced $5,000,000 which had been borrowed under the Revolving Loan from an advance under the provisions of the Term Loan.
Real estate with a book value of approximately $2,500,000 at April 30, 1993 is pledged as collateral for the Term Loan. In April 1993, the Company entered into an agreement to sell certain real estate which was pledged as collateral for the Term Loan; the transaction was finalized during the first quarter of the Company's fiscal year ending April 30, 1994.
Pursuant to the provisions of the Term Loan, the net proceeds from the real estate sale of approximately $2,900,000 was applied to the non-current portion of the Term Loan.

Debt agreements contain, among other things, restrictions on the payments of dividends and require the maintenance of certain financial covenants. The Company's 1993 financial results resulted in non-compliance with certain financial covenants under its Term Loan. The Company has obtained waivers of such covenants for the fiscal year ended April 30, 1993 and the bank and the Company agreed to a modification for future periods for various covenants, including those with which the Company had not complied. In addition, the Company agreed that if the Series C Preferred Stock of NBC (see "Transactions with NBC") is redeemed, the proceeds will be used to retire amounts due under the Term Loan.

Pursuant to its loan agreements, the Company is currently prohibited from declaring or paying dividends.

At April 30, 1993, debt matures as follows:

Fiscal Year Ending                           (Dollars in Thousands)
- -------------------                          ----------------------
1994                                                       $ 3,873
1995                                                         3,690
1996                                                         3,694
1997                                                         3,695
1998                                                         3,673
After 1998                                                  22,004
                                                            ------
Total                                                      $40,629
                                                            ======

5. LEASED PROPERTIES

The Company leases certain theatre locations, operating equipment, offices and equipment yard facilities under cancelable and noncancelable agreements. Total rental expense approximated $5,312,000 in 1993, $4,800,000 in 1992, and $4,000,000 in 1991. Future minimum lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, at April 30, 1993, are as follows:
                                          (Dollars in Thousands)
                                          ----------------------
                                       Capital            Operating
Fiscal Year Ending April 30,            Leases              Leases
                                       -------            ---------
1994                                     $280              $ 3,247
1995                                      130                2,473
1996                                      125                2,094
1997                                      115                1,653
1998                                       83                1,432
Remaining years                             0               16,056
                                       -------            ---------
Total minimum lease payments             $733              $26,955
                                                          =========
Less: Amount representing interest       (129)
                                       -------
Present value of net minimum
 lease payments                          $604
                                       =======

Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements, particularly capital leases.

The net book value of assets acquired under capital leases included in Machinery and Equipment at April 30, 1993 and 1992 approximates $731,000 and $342,000, respectively. Amortization of such assets is included in depreciation expense.

6. INDUSTRY SEGMENT INFORMATION

Business segment information is summarized as follows:

(Dollars in Thousands)
Years Ended April 30,                         1993        1992        1991
                                           -------     -------     -------
Revenues
 Telephone Services                       $100,444    $112,260    $122,949
 Cable Television and Utility Services      19,002      21,231      32,434
 General Products and Other                 21,541      20,030      19,853
                                           -------     -------     -------
Total Revenues                            $140,987    $153,521    $175,236
                                           =======     =======     =======

Operating Profit (Loss)
 Telephone Services                       $ (9,083)   $    (20)   $  3,780
 Cable Television and Utility Services         113        (849)     (6,917)
 General Products and Other                   (385)        (81)       (120)
                                           -------     -------     -------
Total Operating Profit (Loss)               (9,355)       (950)     (3,257)
General Corporate Income (Expense), Net     (3,903)       (657)        565
                                           -------     -------     -------
Loss Before Income Taxes and Equity in
 Net Income of NBC                        $(13,258)   $ (1,607)   $ (2,692)
                                           =======     =======     =======
Identifiable Assets
 Telephone Services                       $ 32,731    $ 39,172    $ 45,753
 Cable Television and Utility Services       9,723      10,654      12,075
 General Products and Other                 17,248      18,233      18,773
 Corporate Assets                           49,215      50,401      46,072
                                           -------     -------     -------
Total Assets                              $108,917    $118,460    $122,673
                                           =======     =======     =======

Depreciation and Amortization
 Telephone Services                       $  4,380    $  4,565    $  5,657
 Cable Television and Utility Services         728       1,021       1,603
 General Products and Other                  1,055       1,332       1,238
                                           -------     -------     -------
Total Depreciation and Amortization       $  6,163    $  6,918    $  8,498
                                           =======     =======     =======

Capital Expenditures
 Telephone Services                       $  2,610    $  3,214    $  3,165
 Cable Television and Utility Services         721         625         838
 General Products and Other                  1,007         654         392
                                           -------     -------     -------
Total Capital Expenditures                $  4,338    $  4,493    $  4,395
                                           =======     =======     =======

The Company's operations are organized into three principal business segments - Telephone Services, Cable Television and Utility Services, and General Products and Other. General Products and Other includes the Company's printing, theatre and real estate operations. Operating profit consists of revenues less costs and expenses and does not include interest and dividend income, general corporate expenses, interest expense and income taxes. There are no material intersegment sales or transfers. Identifiable assets are those assets used for operations in each business segment. Corporate assets are principally cash and investments and amounts due from NBC.

One operating unit of a Telephone Services customer accounted for approximately 18% of revenues for each of the fiscal years ended April 30, 1993, 1992, and 1991, respectively. Another operating unit of the same customer comprised 14% of revenues for fiscal year 1993, 11% of revenues for fiscal year 1992 and 10% of revenues for the fiscal year ended April 30, 1991.

On January 31, 1991, the Company sold a subsidiary which was included in the Cable Television & Utility Services segment to a company controlled by a former officer of the Company (the "Buyer"). Revenues of the subsidiary sold approximated $11,100,000 for the nine-month period ended January 31, 1991, and pretax losses related to the subsidiary sold of approximately $7,400,000 (which includes a provision for doubtful accounts for receivables transferred to the Company from the subsidiary as of the sale date of approximately $1,700,000) are included in the operating loss of the Cable Television and Utility Services segment for the year ended April 30, 1991. The loss (net of estimated income tax benefit) related to the subsidiary sold of $4,500,000 was recorded in the quarter ended January 31, 1991. Subsequent to April 30, 1993, the Company accepted a cash payment in settlement of amounts due from the Buyer.

Effective May 1, 1988, the Company sold a minority interest in a Telephone Services subsidiary and is party to various agreements providing an option to the minority holder to purchase the remaining shares of the subsidiary effective April 30, 1993, if certain conditions were satisfied. Since the required conditions were not satisfied and certain disputed payments were not made, the Company exercised its right to terminate the buyer's option to purchase the remainder of the stock of the subsidiary. A lawsuit related to the transaction was filed on May 3, 1993. (See "Litigation" in the Notes to Condensed Consolidated Financial Statements). The subsidiary's revenues approximated $19,000,000 for each of the three years ended April 30, 1993. Operating profit of the subsidiary reflected in the table above approximated $555,000, $1,092,000, and $1,436,000 for 1993, 1992, and 1991,
respectively.

General Corporate Income for 1993, 1992, and 1991 includes a pretax gain of approximately $291,000, $1,111,000 and $912,000, respectively, from the repurchase each year of $2,625,000 face amount of the Company's 12% convertible subordinated debentures. Until February 1991, the Company owned a 42.1% interest in NBC. NBC produces and distributes its own branded carbonated beverage and water products as well as products for third parties. (See "Transactions with NBC".)

7. INCOME TAXES

The provision (credit) for income taxes consists of the following:

(Dollars in Thousands)                     1993        1992         1991
                                         ------        ----       ------
Current
 Federal                                $(4,034)      $(549)     $ 1,057
 State                                     (100)       (165)         363
                                         ------        ----       ------
                                         (4,134)       (714)       1,420
                                         ------        ----       ------
Deferred
 Federal                                    163          97       (2,099)
 State                                       21          57         (403)
                                         ------        ----       ------
                                            181         154       (2,502)
                                         ------        ----       ------
Total                                   $(3,950)      $(560)     $(1,082)
                                         ======        ====       ======


The provision (credit) for deferred income taxes consists of the following:

(Dollars in Thousands)                     1993        1992         1991
                                         ------        ----       ------
Cash Basis Accounting                         -           -      $(1,913)
Installment Sale                        $   (19)      $ (88)        (247)
Accrued Liabilities and Expenses            (50)        443         (107)
Accelerated Depreciation                    148         (52)          35
Retainage                                  (116)        (50)        (207)
Other                                       221         (99)         (63)
                                         ------        ----       ------
Total                                   $   184       $ 154      $(2,502)
                                         ======        ====       ======


The difference between the effective income tax rate and the statutory federal income tax rate applied to pretax income (loss) before income taxes and equity in net income of NBC is accounted for as follows:

                                           1993        1992         1991
                                          ------      ------       ------
Federal Statutory Rate                    (34.0)%     (34.0)%      (34.0)%
Effect of State Taxes                         -        (4.4)        (1.0)
Effect of Dividend Exclusion               (1.9)      (15.0)       (10.6)
Amortization and Write-off
 of Intangibles                             6.5        11.0          7.7
Adjustment of Prior Years' Taxes           (0.3)        4.4         (0.6)
Other                                      (0.1)        3.1         (1.7)
                                          ------      ------       ------
Provision (Credit) for Income Taxes       (29.8)%     (34.9)%      (40.2)%
                                          ======      ======       ======


In 1993, the income tax consequences of certain prior year charges to shareholders' equity were adjusted, resulting in an increase of capital surplus and retained earnings of $835,000 and $349,000, respectively.

8. STOCK OPTION PLANS

The Company has two non-qualified stock option plans (the "1976 Plan" and the "1978 Plan") which provide for the granting of options to purchase Common Stock to key employees at prices equal to the fair market value on the date of grant. The 1976 Plan and the 1978 Plan expire in August 1994 and November 1993, respectively.

The 1976 Plan provides that options may be exercised in four increments beginning eighteen months subsequent to the date of grant. Upon exercise of the option, the Company will reduce the optionee's purchase price by an amount equal to the increase in the fair market value on the exercise date of the shares being purchased over the fair market value of such shares on the date the option was granted. The purchase price, however, cannot exceed 85% of the fair market value of such shares on the exercise date, and in no event can the exercise price be less than $.10 per share.
The holder of the option has the alternative right to cancel such option and instead to exercise a stock appreciation right entitling the holder to receive cash under certain circumstances. The aggregate amount received by participants in each fiscal year is subject to certain maximum limitations. Accordingly, the Company accrues compensation based upon the present value of its estimated future obligation. Due to the decrease in market value of the Common Stock, accrued compensation was reduced by $75,000 in 1993, $341,000 in 1992, and $1,523,000 in 1991.

On February 13, 1991, NBC sold 24,650 shares of its common stock to the Company for an aggregate purchase price of approximately $376,000, which was accrued as compensation expense by the Company. The Company distributed such shares of NBC common stock to employees who held options to purchase the Company's Common Stock on January 28, 1991.

The 1978 Plan provides that options may be exercised in four increments beginning one year subsequent to the date of grant. There is no subsequent adjustment of the purchase price.

The following is a summary of all option transactions:
                                                         Average Option
                                          Shares         Price Per Share
                                         -------         ---------------
Outstanding April 30, 1990               281,000              $5.75
Granted                                        0                  -
Exercised                                (16,000)              4.01
Cancelled                                (27,000)              5.22
                                         -------              -----
Outstanding April 30, 1991               238,000               5.93
Granted                                        0                  -
Exercised                                      0                  -
Cancelled                                      0                  -
                                         -------              -----
Outstanding April 30, 1992               238,000               5.93
Granted                                        0                  -
Exercised                                      0                  -
Cancelled                                      0                  -
                                         -------              -----
Outstanding April 30, 1993               238,000               5.93
(Exercisable 238,000)                    =======              =====

Reserved for future options              561,000
                                         =======

9. TRANSACTIONS WITH NBC

Preferred Stock and Notes Receivable - NBC is comprised of the following:

(Dollars in Thousands)                           1993               1992
                                               ------             ------
Series C 7% Preferred Stock
 150,000 shares, $1.00 par                    $12,700            $12,700
14% Subordinated Debenture,
 due 1994 through 2000,
 net of discount                               17,265             17,213
Promissory Note
 due April 30, 1998                             1,524              2,050
                                               ------             ------
Total                                          31,489             31,963
Less: Current Portion*                            305                526
                                               ------             ------
Preferred Stock and Long-Term
 Notes Receivable - NBC                       $31,184            $31,437
                                               ======             ======

*Included in Accrued Interest Receivable and Other -NBC.

NBC owns approximately 36% of the Company's outstanding stock. IBS Partners Ltd., whose general partner is Nick A. Caporella, Chairman of the Board, President and Chief Executive Officer of the Company, owns 74.7% of the $.01 par value common stock of NBC (the "NBC Common Stock").

In December 1990, the Company and NBC approved a plan whereby (a) the Company distributed as a dividend to its shareholders of record on January 28, 1991, including NBC, all of the NBC Common Stock held by the Company (the "Distribution") and (b) NBC exchanged 3,846,153 shares of the Company's Common Stock held by NBC for certain indebtedness of NBC held by the Company (the "Exchange").

The Company paid the Distribution by depositing its shares of NBC Common Stock with a depositary. When NBC's registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on September 6, 1991, the depositary released the shares to NBC's transfer agent for distribution. The shares of NBC Common Stock are quoted on the NASD National Market System.

The indebtedness exchanged consisted of a $20,000,000 principal amount 11 1/2% Senior Subordinated Note which was due on February 1, 1991 and the initial sinking fund payment of an aggregate of $2,500,000 which was payable on November 1, 1990 on the 14% subordinated debentures issued by NBC to the Company in the aggregate principal amount of $20,000,000 (the "Old Subordinated Debentures"). Upon completion of the Exchange, NBC retained ownership of approximately 36% of the Company's outstanding Common Stock and the Company continued to hold $17,500,000 principal amount of NBC's subordinated debt (the "Subordinated Debenture") as well as all of NBC's outstanding preferred stock which has a liquidation value of $15,000,000.

The maturity date of the Subordinated Debenture is November 1, 2000 and annual sinking fund payments of $2,500,000 commence on November 1, 1994. Pursuant to the Old Subordinated Debentures, sinking fund payments were to have commenced on November 1, 1990 with the final principal payment on the Old Subordinated Debentures due on November 1, 1997. The initial sinking fund payment was deferred pending the resolution of a previously announced reorganization plan. The Old Subordinated Debentures also contained covenants with respect to restrictions on NBC's ability to pay dividends, incur additional indebtedness, merge or sell substantially all of its assets or consummate additional acquisitions, which are not contained in the Subordinated Debenture.

In fiscal 1991, expenses related to the Exchange of approximately $561,000 were charged to the cost of treasury stock and estimated income taxes of approximately $5,000,000 resulting from the excess of the fair market value of the NBC stock distributed over its tax basis was charged to retained earnings. Also, as a result of the Distribution, the Company's pro rata interest in the cost of its shares held by NBC of $17,347,000 was eliminated.

The Company received an opinion from PaineWebber Incorporated that the Distribution, Exchange and the modification of the terms on the remaining debt owed by NBC to the Company, taken as a whole, are fair to the Company's shareholders from a financial point of view.

In April 1992, the Company and NBC entered into a Securities Purchase Agreement pursuant to which NBC purchased all of the issued and outstanding shares of common stock of a wholly-owned subsidiary of the Company (the "Subsidiary") for an aggregate purchase price of $2,050,000. NBC paid the purchase price by delivery to Burnup & Sims of a six-year promissory note due April 30, 1998 bearing interest at 1% above the prime interest rate. The note provides for quarterly principal and interest payments beginning July 31, 1992. The obligations under the note are secured by the shares of the Subsidiary. The selling price of the Subsidiary's stock was determined based upon an independent market valuation of the two aircraft which comprised the Subsidiary's primary assets. The Company recognized a pretax gain of approximately $1,100,000 from the sale of the Subsidiary to NBC.

During 1991, NBC sold 24,650 shares of NBC Common Stock to the
Company for an aggregate purchase price of approximately $376,000. (See "Stock Option Plans".)

The Company has billed NBC approximately $662,000, $1,312,000 and $874,000, for certain services rendered and expenses reimbursed for the years ended April 30, 1993, 1992 and 1991, respectively. Interest and dividend income includes dividends of $1,050,000 for each of the three years in the period ended April 30, 1993 and interest income of $2,632,000 for 1993, $2,502,000 for 1992, and
$4,553,000 for 1991, respectively, related to the Company's investment in NBC.

The Company has not recorded Equity in Net Income of NBC subsequent to January 31, 1991.

Results of operations of NBC for the fiscal year ended April 1991 as follows:

(Dollars in Thousands)                                 1991
                                                    -------
Sales - Net                                        $307,181
Income Before Equity in
 Earnings (Loss) of
 Burnup & Sims Inc.                                   3,500
Net Income                                            1,807



10. EARNINGS PER SHARE AND CAPITAL STOCK

Primary average shares outstanding were 8,768,000 in 1993 and 1992, and 9,460,000 in 1991.

Primary earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the fiscal year ended April 30, 1991 exclude approximately 2,900,000 shares through January 31, 1991, which represented 42% of the 7,000,000 restricted shares of Common Stock held by NBC. (See "Transactions with NBC".)

Fully diluted earnings per share (assuming conversion of convertible subordinated debentures with corresponding adjustments for interest expense, net of tax) is not presented as the effect is anti-dilutive.

At April 30, 1993 and 1992, the Company had 5,000,000 shares of authorized but unissued preferred stock and 7,253,000 shares of common stock held in treasury.

11. LITIGATION

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed in December 1990 by a shareholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of its Board of Directors, and against NBC as a purported class action and derivative lawsuit. The class action claims allege, among other things, that the Board of Directors of the Company, and NBC, as its largest shareholder, breached their respective fiduciary duties in approving (i) the dividend by the Company of its shares of NBC common stock (the "Distribution") and (ii) the exchange of certain shares of the Company's stock held by NBC for certain indebtedness of NBC held by the Company (the "Exchange"; the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), in allegedly placing the interests of NBC ahead of the interests of the other shareholders of the Company. The derivative action claims allege, among other things, that the Board of Directors of the Company has breached their fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of the Company to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages. (See "Transactions with NBC" in the Notes to Consolidated Financial Statements.)

In May 1993, plaintiff filed a motion to amend its class action and shareholder derivative complaint (the "Proposed New Complaint"). The Proposed New Complaint alleges that the Special Committee (the "Committee") that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was neither protected by the business judgement rule or in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Proposed New Complaint also makes other allegations which involve (i) further violations of the 1990 Settlement by engaging in certain transactions not approved by the Committee; (ii) the sale of a subsidiary of the Company to a former officer of the Company; (iii) the timing of the 1991 Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

The Company believes that the allegations in the complaint and the Proposed New Complaint are without merit, and intends to vigorously defend this action.

William C. Deviney, Jr. v. Burnup & Sims, Inc. et al., Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a Telephone Services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. (See "Industry Segment Information" in the Notes to Consolidate d Financial Statements.) Alternatively, plaintiff seeks unspecified damages for breach of contract and for alleged breaches of fiduciary duties, and seeks an award of punitive damages and attorney's fees for alleged bad faith conduct in connection with the stock purchase agreement and related matters. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this action. Additionally, the Company has filed counterclaims which, among other things, seek a declaratory judgement that the plaintiff's failure to satisfy certain material conditions terminated his rights under the stock purchase agreement.

The Company and its subsidiaries are parties to various legal proceedings, including suits in which it is a defendant.

In the opinion of management, after consultation with counsel as to the claims in the litigation and, if adversely determined, the assessment of potential damages, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars In Thousands, Except Earnings Per Share)
                                 First      Second       Third      Fourth
1993                           Quarter     Quarter     Quarter     Quarter
                               -------     -------     -------     -------
Revenues                       $37,814     $36,020     $32,776     $34,377
Operating Profit (Loss)            932       1,995      (2,084)    (10,198)
Net Income (Loss)                  237         251      (2,178)     (7,618)
Earnings (Loss) Per Share          .03         .03        (.25)       (.87)
                               =======     =======     =======     =======

1992
Revenues                       $38,430     $43,111     $34,600     $37,380
Operating Profit (Loss)          1,013       1,395        (912)     (2,446)
Net Income (Loss)                   52         730        (527)     (1,302)
Earnings (Loss) Per Share          .01         .08        (.06)       (.15)
                               =======     =======     =======     =======



The fourth quarter of 1993 includes a charge of $3,300,000 net of tax, or $.38 per share, relating to tangible and intangible assets which were written-off with respect to closed and other unprofitable Telephone Services areas of operation. The fourth quarter of 1992 includes a charge of approximately $1,000,000 net of tax, or $.12 per share, to provide for additional allowances for doubtful accounts.

AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Burnup & Sims Inc.:

We have audited the accompanying consolidated balance sheets of Burnup & Sims Inc. and subsidiaries (the "Company") as of April 30, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1993. Our audit also included the financial statement schedules listed in Item 14 (a) 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE
Certified Public Accountants

Fort Lauderdale, Florida
July 29, 1993

FORM 10-K/A
BURNUP & SIMS INC.
SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Burnup & Sims Inc.
                                   Registrant




Date: January 19, 1994         \s\ George R. Bracken
      _________________        __________________________
                               George R. Bracken
                               Vice President & Treasurer
                               (Principal Financial Officer)
                                            and
                               Authorized Officer of the
                                      Registrant