Form 10-Q/A
period 1993-07-30
BURNUP & SIMS INC
filed 1994-01-20
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          Form 10-Q/A

                         Amendment # 1
                      ____________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1993

                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

                  Commission file number 0-3797

                       BURNUP & SIMS INC.
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

                 Delaware                           59-1259279
_____________________________________________   ________________
(State or other jurisdiction of incorporation   (I.R.S. Employer
                or organization)                Identification No.)

One North University Drive, Ft. Lauderdale, FL         33324
______________________________________________       _________
(Address of principal executive offices)             (Zip Code)

                         (305) 587-4512
      ____________________________________________________
      (Registrant's telephone number, including area code)


                         Not Applicable
      ____________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                           X
                    Yes _______     No _______

     Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock       Outstanding as of September 1, 1993

        $ .10 par value                      8,768,339
     _____________________       ___________________________________

FORM 10-Q/A
BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
JULY 31, 1993

RESULTS OF OPERATIONS
Three Months Ended July 31, 1993 (First Quarter of Fiscal 1994) vs. Three Months Ended July 31, 1992 (First Quarter of Fiscal 1993)

Revenues for the first quarter of the current year decreased slightly due primarily to the completion of certain cable television projects included in results for the three months ended July 31, 1992. Costs of revenues approximated 86% and 85% of revenues for the first quarter of fiscal 1994 and 1993, respectively. This increase was offset by reduced depreciation and amortization (3% of revenues for the current year vs. 4% of revenues last year) resulting from the write-off of certain goodwill in the fourth quarter of fiscal 1993, the effect of asset disposals, and reduced levels of capital expenditure spending by the Company in certain prior periods.

The first quarter of fiscal 1994 includes a gain from the sale of theatre property of approximately $2.4 million (included in other income) less income taxes of approximately $.8 million.
Operating profit (revenues less costs and expenses excluding interest and dividend income, general corporate expenses, interest expense, income taxes, and the gain on the sale of theatre property) approximates $1.1 million and $.9 million for the three months ended July 31, 1993 and 1992, respectively.

The Company's effective tax rate decreased to 32% from 37% of pretax income for the periods presented due to the effect on taxable income of certain state income taxes and reduced permanent differences resulting from the fiscal 1993 goodwill write-off.

Operations of the Company are somewhat seasonal, and this has historically resulted in reduced revenues during the third quarter relative to other quarters. During winter months, inclement weather in certain areas reduces the volume and efficiency of outside service activities. Additionally, certain telephone services customers may reduce expenditures for plant construction and maintenance during the latter part of their budgetary year, which typically ends in December.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
July 31, 1993 vs. April 30, 1993

The Company's cash position decreased to $7.1 million at July 31, 1993 from $9.6 million at April 30, 1993. Cash of $1.7 million was used by operating activities (due primarily to changes in various components of working capital during the quarter), cash provided by investing activities approximated $1.8 million and cash used in financing activities approximated $2.5 million for the three months ended July 31, 1993.

FORM 10-Q/A
BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
JULY 31, 1993
(CONTINUED)


FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES (continued)

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends.

The indenture under which the Company's 12% convertible subordinated debentures are issued requires annual payments to a sinking fund of approximately $2,625,000 which began in fiscal 1991. The sinking fund payment which was due by November 1, 1993 was satisfied in September 1993 by the repurchase of Debentures on the open market. (See Note 4 of the Notes to Condensed Consolidated Financial Statements.)

Long-term debt decreased during the first quarter since, in accordance with the Company's term loan agreement, net proceeds of approximately $2.9 million from the sale of theatre property which had been pledged as collateral for the term loan was applied to the final installments due under the Company's bank term loan.

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" effective May 1, 1993. The adoption had no impact on income for the first quarter. Prior year's financial statements have not been restated to apply the provisions of SFAS No. 109. The July 31, 1993 balance sheet includes increases in other current assets and other liabilities of $555,000 and $778,000, respectively, and a decrease in accrued and deferred income taxes of $223,000 resulting from the implementation of SFAS 109.

The Company anticipates that for fiscal year 1994, operating cash requirements, capital expenditures and debt service will substantially be funded from cash flow generated by operations and dividend and interest income. Burnup & Sims has no material commitments for capital expenditures and replaces operating property as necessary. The Company does not expect to significantly change the current level of capital spending.

FORM 10-Q/A
BURNUP & SIMS INC.
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BURNUP & SIMS INC.
                                  Registrant



        January 19, 1994          s/George R. Bracken
Date:_______________________      _____________________________
                                  George R. Bracken
                                  Vice President & Treasurer
                                  (Principal Financial Officer)
                                   and Authorized Officer of
                                   the Registrant)