Form 10-K/A
period 1993-04-30
BURNUP & SIMS INC
filed 1994-02-08
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-K/A
(Mark One)               (AMENDMENT #2)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended April 30, 1993
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____ to _____

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

BURNUP & SIMS BUSINESSES

Burnup & Sims Inc. was founded in 1929 and together with its subsidiaries ("Burnup & Sims" or the "Company") currently provides a wide range of cable design, installation and maintenance services to telephone, CATV and utility service customers throughout the United States. These services are rendered through various subsidiary companies located principally in California, Florida, Georgia, Mississippi, North Carolina, and Texas. In addition, the Company is a manufacturer of power supplies for the CATV industry, operates a motion picture theatre chain in the Southeastern U.S. and also provides commercial printing and graphic arts services.

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

The Company is a manufacturer of power supplies for sale to CATV operators and distributors. Although the market for these products is highly competitive, management believes its position in this market is attributable to such factors as technical capability, price, reliability and service.

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

In the opinion of management, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.




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

In the opinion of management, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.

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

Fort Lauderdale, Florida
July 29, 1993

FORM 10-K/A
AMENDMENT #2
BURNUP & SIMS INC.
SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Burnup & Sims Inc.
                                   Registrant




Date: February 8, 1994         \s\ George R. Bracken
      _________________        __________________________
                               George R. Bracken
                               Vice President & Treasurer
                               (Principal Financial Officer)
                                            and
                               Authorized Officer of the
                                      Registrant