Form 10-Q/A
period 1993-10-31
BURNUP & SIMS INC
filed 1994-02-08
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         FORM 10-Q/A
                         AMENDMENT #1
                      ____________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1993

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

     Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock       Outstanding as of December 1, 1993

     _____________________       __________________________________
        $ .10 par value                      8,768,339



                                                     Page 1 of 18
                                         Exhibit Index on Page 17

                       BURNUP & SIMS INC.
                          Form 10-Q/A
                          AMENDMENT #1
                        October 31, 1993
                              Index

                                                              Page

PART I FINANCIAL INFORMATION
       Item 1 - Unaudited Condensed Consolidated Statements
                 of Income for the Three and Six Month
                 Periods Ended October 31, 1993
                 and 1992. . . . . . . . . . . . . . . . . . .  3

                Unaudited Condensed Consolidated Balance
                 Sheets as of October 31, 1993 and
                 April 30, 1993 . . . . . . . . . . . . . . .   4

                Unaudited Condensed Consolidated Statements
                 of Cash Flows for the Six Month Periods
                 Ended October 31, 1993 and 1992 . . . . . . .  5

                Notes to Condensed Consolidated
                 Financial Statements (Unaudited). . . . . . .  6

       Item 2 - Management's Discussion and Analysis
                 of Results of Operations and
                 Financial Condition . . . . . . . . . . . . . 14


PART II OTHER INFORMATION

       Item 1 - Legal Proceedings. . . . . . . . . . . . . . . 17

       Item 5 - Other Information. . . . . . . . . . . . . . . 17

       Item 6 - Exhibits and Reports on Form 8-K . . . . . . . 17

       Signature Page. . . . . . . . . . . . . . . . . . . . . 18

BURNUP & SIMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                         OCTOBER 31,           OCTOBER 31,
                                      1993      1992        1993      1992
                                    --------  --------    --------  --------
                                                  (Unaudited)

Revenues                           $ 34,557  $ 36,020    $ 72,004  $ 73,834
                                    --------  --------    --------  --------

Costs and Expenses
  Costs of Revenues*                 31,185    30,074      63,360    62,106
  General and Administrative          4,327     4,358       8,137     8,144
  Depreciation and Amortization       1,260     1,632       2,526     3,189
  Interest Expense                      976     1,239       2,043     2,402
  Interest and Dividend Income         (980)   (1,030)     (1,957)   (2,050)
  Other                                (592)     (653)     (3,299)     (731)
                                    --------  --------    --------  --------
    Total Costs and Expenses         36,176    35,620      70,810    73,060
                                    --------  --------    --------  --------
Income (Loss) Before Income Taxes    (1,619)      400       1,194       774

Provision (Credit) for Income Taxes    (615)      149         284       286
                                    --------  --------    --------  --------

NET INCOME (LOSS)                  $ (1,004) $    251    $    910  $    488
                                    ========  ========    ========  ========


Average Shares Outstanding            8,768     8,768       8,815     8,768

Earnings (Loss) Per Share          $  (0.11) $   0.03    $   0.10  $   0.06

*exclusive of depreciation and amortization


See Notes to Condensed Consolidated Financial Statements.

BURNUP & SIMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)                                      OCTOBER 31,   APRIL 30,
                                                      1993          1993
                                                         (Unaudited)
                                                    ---------     ---------
ASSETS
Current Assets
   Cash and Cash Equivalents                       $   6,853     $   9,612
   Accounts Receivable-Net and Unbilled Revenues      19,300        22,886
   Inventories                                         3,658         4,246
   Deferred and Refundable Income Taxes                4,865         4,310
   Other                                               2,656         1,566
                                                    ---------     ---------
    Total Current Assets                              37,332        42,620
                                                    ---------     ---------
Preferred Stock and
   Long-Term Notes Receivable-NBC                     31,134        31,184
                                                    ---------     ---------
Property-At Cost                                      73,591        74,854
Accumulated Depreciation                             (55,687)      (56,818)
                                                    ---------     ---------
    Property-Net                                      17,904        18,036
                                                    ---------     ---------

Excess of Costs Over Equity of Businesses Acquired     3,209         3,279
                                                    ---------     ---------
Real Estate Investments and Other Assets              13,814        13,798
                                                    ---------     ---------
    TOTAL ASSETS                                   $ 103,393     $ 108,917
                                                    =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current Maturities of Debt                      $   4,006     $   3,873
   Accounts Payable                                    6,363         9,821
   Accrued Insurance                                   3,165         2,839
   Accrued Compensation                                1,710         1,970
   Accrued Interest                                    1,349         1,499
   Accrued and Deferred Income Taxes                     162            57
   Other                                               6,357         6,362
                                                    ---------     ---------
    Total Current Liabilities                         23,112        26,421
                                                    ---------     ---------

Other Liabilities                                     13,622        12,076
                                                    ---------     ---------
Long-Term Debt                                        10,210        12,256
                                                    ---------     ---------
Convertible Subordinated Debentures                   21,875        24,500
                                                    ---------     ---------
Shareholders' Equity
   Common Stock                                        1,602         1,602
   Capital Surplus                                    72,860        72,860
   Retained Earnings                                  34,252        33,342
   Treasury Stock                                    (74,140)      (74,140)
                                                    ---------     ---------
    Total                                             34,574        33,664
                                                    ---------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 103,393     $ 108,917
                                                    =========     =========

See Notes to Condensed Consolidated Financial Statements.

 BURNUP & SIMS INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
                                                            SIX MONTHS ENDED
                                                              OCTOBER 31,
                                                              (Unaudited)
                                                          1993          1992
                                                        ---------     ---------
Cash Flows from Operating Activities:

 Net Income                                            $     910     $     488

 Adjustments  to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
    Depreciation and Amortization                          2,526         3,189
    Gain on Sale of Assets                                (2,763)         (354)
    Gain on Repurchase of Debentures                        (295)         (291)
    Changes in Working Capital:
     Accounts Receivable-Net and Unbilled Revenues         3,586        (1,621)
     Inventories and Other Current Assets                 (1,056)          (23)
     Accounts Payable and Accrued Expenses                (3,398)       (2,134)
     Interest and Income Taxes                               (47)         (351)
     Other Current Liabilities                              (240)         (774)
    Other-Net                                              1,723           357
                                                        ---------     ---------
     Net Cash Provided (Used) by Operating Activities        946        (1,514)
                                                        ---------     ---------

Cash Flows from Investing Activities:
     Capital Expenditures                                 (1,133)       (2,680)
     Proceeds from Sale of Assets                          3,914           447
                                                        ---------     ---------
     Net Cash Provided (Used) by Investing Activities      2,781        (2,233)
                                                        ---------     ---------

Cash Flows from Financing Activities:
     Debt Borrowings                                           0           135
     Debt Repayments                                      (6,486)       (3,088)
                                                        ---------     ---------
     Net Cash Provided (Used) by Financing Activities     (6,486)       (2,953)
                                                        ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents      (2,759)       (6,700)

 Cash and Cash Equivalents - Beginning of Period           9,612        13,335
                                                        ---------     ---------
 Cash and Cash Equivalents - End of Period             $   6,853     $   6,635
                                                        =========     =========

 Cash Paid (Refunded) During the Period:
     Interest                                          $   2,192     $   2,551
     Income Taxes                                            (41)           81




See Notes to Condensed Consolidated Financial Statements.

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)


1.  CONSOLIDATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Burnup & Sims Inc. (the "Company" or "Burnup & Sims") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The results of operations are not necessarily indicative of results which might be expected for the entire fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1993. Certain prior year amounts have been reclassified to conform to the current presentation.

2.  PREFERRED STOCK AND NOTES RECEIVABLE - NBC

Preferred Stock and Notes Receivable - NBC is comprised of the following:
                                            Oct. 31,     April 30,
(Dollars in Thousands)                        1993         1993
_________________________________________________________________
Series C 7% Preferred Stock
  150,000 shares                            $12,700       $12,700
14% Subordinated Debenture
  due 1994 through 2000,
  net of discount                            17,291        17,265
Promissory Note due
  April 30, 1998                              1,448         1,524
_________________________________________________________________
Total                                        31,439        31,489
Less:  Current Portion*                        (305)         (305)
_________________________________________________________________
Preferred Stock and Long-Term
  Notes Receivable - NBC                    $31,134       $31,184
_________________________________________________________________
*Included in Other Current Assets

National Beverage Corp. ("NBC") owns approximately 36% of the Company's outstanding common stock. Nick A. Caporella, Chairman of the Board, President and Chief Executive Officer of the Company and NBC, beneficially owns approximately 76% of the common stock of NBC. (See Note 9 for certain information relating to NBC's investment in the Company.)

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)

3.  OTHER LIABILITIES

Other Liabilities are summarized as follows:

                                            Oct. 31,     April 30,
(Dollars in Thousands                         1993         1993
__________________________________________________________________
Deferred Income Taxes                       $ 4,390      $ 3,612
Accrued Interest - Non-Current                2,187        2,187
Accrued Insurance                             7,045        6,277
__________________________________________________________________
                                            $13,622      $12,076
__________________________________________________________________



4.  DEBT

Debt is summarized as follows:
                                            Oct. 31,     April 30,
(Dollars in Thousands)                        1993        1993
__________________________________________________________________
Term Loan payable to Bank,
  at Prime plus 1/2% (6 1/2% at Oct. 31,    $ 9,263      $12,849
  1993)
Capital Leases and Other, at Interest
  Rates from 9% to 13% due in Installments
  through 2000                                2,328          655
12% Convertible Subordinated Debentures
  due 2000                                   24,500       27,125
__________________________________________________________________
Total Debt                                   36,091       40,629
Less Current Maturities                       4,006        3,873
__________________________________________________________________
Non-Current Debt                            $32,085      $36,756
__________________________________________________________________

The indenture under which the 12% convertible subordinated debentures (the "Debentures") are issued requires an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. Other income includes gains of approximately $295,000 and $291,000 for the three and six-month periods ended October 31, 1993 and 1992, respectively, from the repurchase of $2,625,000 face amount of Debentures acquired to meet sinking fund requirements. The Debentures are convertible into Common Stock at a conversion price of $16.79 per share. At October 31, 1993, approximately 1,459,000 shares were reserved for conversion.

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)

In accordance with the Company's term loan agreement, during the quarter ended July 31, 1993, net proceeds of approximately $2.9 million from the sale of theatre property which had been pledged as collateral for the term loan was applied to the non-current balance of the term loan.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to its loan agreements, the Company is currently prohibited from declaring or paying dividends.

During the six months ended October 31, 1993, the Company acquired approximately $2,049,000 of assets under capital leases.


5.  EARNINGS PER SHARE AND CAPITAL STOCK

Earnings per share is based on the weighted average number of common shares and dilutive stock options outstanding. Fully diluted earnings per share (assuming conversion of the Debentures with corresponding adjustments for interest expense, net of tax) is not presented as the effect is anti-dilutive or not material.

At October 31, 1993 and April 30, 1993, the Company had 25,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 8,768,339 shares outstanding. Additionally, at October 31, 1993 and April 30, 1993, the Company had 5,000,000 shares of authorized but unissued preferred stock and 7,253,000 shares of Common Stock held in treasury.


6.  STOCK OPTION PLANS

The Company has two non-qualified stock option plans (the "1976 Plan" and the "1978 Plan") which provide for the granting of options to purchase Common Stock to key employees at prices equal to the fair market value on the date of grant. The 1976 Plan expires in August, 1994 and the 1978 Plan expired in November 1993.

The 1976 Plan generally provides that options may be exercised in four increments beginning eighteen months subsequent to the date of grant. Upon exercise of the option, the Company will reduce the optionee's purchase price by an amount equal to the increase in the fair market value of such shares on the date the option was granted. The purchase price, however, cannot exceed 85% of the fair market value of such shares on the exercise date, and in no event can the exercise price be less than $.10 per share. The holder of the option has the alternative right to cancel such option and instead to exercise a stock appreciation right entitling the holder to receive cash under certain circumstances, subject to certain maximum limitations.

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)

The 1978 Plan provides that options may be exercised in four increments beginning one year subsequent to the date of grant.
There is no subsequent adjustment of the purchase price.

During the quarter ended July 31, 1993, options to purchase approximately 238,000 shares which were outstanding under the 1976 Plan with an average exercise price of $5.93 were canceled and replaced with options to purchase 114,000 shares granted at an exercise price of $2.00. Such replacement options were 50% exercisable at the date of grant and the remainder are exercisable at December 2, 1993. Additionally, during the quarter ended July 31, 1993, options to purchase 138,000 shares were granted under both plans at an option price of $2.00. At October, 31, 1993, options to purchase approximately 252,000 shares at an option price of $2.00 per share were outstanding under both the 1976 and 1978 plans, of which approximately 57,000 shares were exercisable.

7.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," effective May 1, 1993. This Statement superseded SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in the fiscal year ended April 30, 1988. The adoption of SFAS No. 109 did not impact the Company's statement of income or the components of income tax expense for the period ended October 31, 1993.

Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of May 1, 1993 are as follows (in thousands of dollars):
Deferred tax liabilities:
_________________________________________________________________
Differences between book and tax basis of property       $5,968
Other                                                     2,505
_________________________________________________________________
                                                          8,473
_________________________________________________________________
Deferred tax assets:
_________________________________________________________________
Reserves not currently deductible                        (4,652)
Operating loss carryforwards                               (490)
Tax credit carryforwards                                   (112)
_________________________________________________________________
                                                         (5,254)
_________________________________________________________________
Valuation allowance                                         309
_________________________________________________________________
Net deferred tax liability                               $3,528

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)

There was no change in the valuation allowance for the periods ended October 31, 1993.


8.  SALE OF PROPERTY

Net income for the six months ended October 31, 1993 includes a gain from the sale of theatre property of approximately $1.6 million, net of tax, or $.19 per share.


9.  CERTAIN TRANSACTIONS

     Pursuant to an agreement dated as of October 15, 1993, (the "Acquisition Agreement") as amended, by and among the Company and the stockholders of Church & Tower, Inc. ("CT") and Church & Tower of Florida, Inc. ("CTF"), the Company will acquire (the "Acquisition") all of the issued and outstanding capital stock of CT and CTF in exchange for 10,250,000 shares of Common Stock, representing approximately 65% of the outstanding Common Stock following consummation of the Acquisition and the Redemption discussed below.

     The Acquisition remains subject to a number of conditions, including the following (i) approval by stockholders, (ii) receipt of a written fairness opinion from the financial advisor to the Special Transaction Committee, (iii) termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the consent of the Company's lender under its existing term loan and (v) the execution of an Agreement between the Company and NBC providing for the elimination of NBC's ownership of shares of Common Stock of the Company (the "Redemption"). On November 26, 1993, the Company announced that its Board of Directors had approved the exchange of all Common Stock of the Company owned by NBC for the 14% subordinated debenture in the principal amount of $17,500,000 (book value of $17,291,000) and $593,000 of indebtedness under a promissory note due April 30, 1998 owed by NBC. The Board of Directors of NBC has not yet approved this transaction.

     Immediately following the closing of the Acquisition, the Board of Directors of the Company will be expanded from five to seven members, four designees of CT and CTF shall be appointed to the Board, and Messrs. Nick A. Caporella and Leo J. Hussey will resign from the Board of Directors. In addition, Jorge Mas, President of CT, will be elected President and Chief Executive Officer of the Company.

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)


     The Acquisition Agreement also provides, among other things, that upon termination of employment with the Company under certain circumstances, the vesting period for all options held by the terminated employees shall be accelerated. In addition, the Acquisition Agreement contains provisions relating to representations and warranties, covenants (including the limitation of certain capital expenditures to $500,000) and rights with respect to indemnification.

     The Company's Board of Directors fixed a tentative date for the annual and special meetings of stockholders of February 3, 1994; the date is subject to modification to accommodate the time necessary for the Securities and Exchange Commission to review the Company's proxy statement. The preliminary proxy statement was filed on November 24, 1993.

10.  LITIGATION

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed in December 1990 by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of the Board of Directors, and against NBC, as a purported class action and derivative lawsuit. In May 1993, plaintiff amended its class action and shareholder derivative complaint (the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors, and NBC as its largest stockholder, breached their respective fiduciary duties in approving (i) the distribution to the Company's stockholders of all of the common stock of NBC owned by it (the "Distribution") and (ii) the exchange by NBC of 3,846,153 shares of Common Stock for certain indebtedness of NBC held by the Company (the "Exchange") (the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), in allegedly placing the interests of NBC ahead of the interests of the other stockholders of the Company. The derivative action claims allege, among other things, that the Board of Directors has breached its fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of the Company to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages.

     The Amended Complaint alleges that the Special Transaction Committee that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was not protected by the business judgment rule or in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Amended Complaint also makes other allegations which involve (i) further violations of the 1990

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)


Settlement by the Company's engaging in certain transactions not approved by the Special Transaction Committee; (ii) the sale of a subsidiary of the Company to a former officer of the Company, (iii) the timing of the 1991 Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

     In November 1993, plaintiff filed a class action and derivative complaint (the "1993 Complaint") against the Company, the members of the Board of Directors, CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas (CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas are referred to as the "CT Defendants"). The 1993 Complaint alleges, among other things, that (i) the Board of Directors of the Company and of NBC, as the Company's largest stockholder, breached their respective fiduciary duties by approving the Acquisition Agreement and the Redemption which, according to the allegations of the 1993 Complaint, benefits Mr. Caporella at the expense of the Company's stockholders, (ii) the CT Defendants had knowledge of the fiduciary duties owed by NBC and the Board of Directors and knowingly and substantially participated in their breaches thereof, and (iii) the Special Transaction Committee of the Board of Directors which approved the Acquisition Agreement and Redemption was not independent and, as such, was not in accordance with the 1990 Settlement. The 1993 Complaint also claims derivatively that each member of the Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing the Company's affairs. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the Acquisition and the Redemption, which motion has not yet been set for a hearing date.

      The Company believes that the allegations in the complaint, the Amended Complaint and the 1993 Complaint are without merit, and intends to vigorously defend these actions.

     William C. Deviney, Jr. v. Burnup & Sims Inc., et al. Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a telephone services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. Alternatively, plaintiff seeks unspecified damages for breach of contract and for alleged breaches of fiduciary duties, and seeks an award of punitive damages and attorneys' fees for alleged bad faith conduct in connection with the stock purchase agreement and related matters. The Company believes that the allegations in the complaint are without merit and is vigorously defending this action. Additionally, the Company

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1993 (Unaudited)

has filed counterclaims which, among other things, seek a declaratory judgment that the plaintiff's failure to satisfy certain material conditions terminated his rights under the stock purchase agreement. The evidentiary portion of the trial proceedings relative to these actions concluded on November 19, 1993 and the court has not yet rendered a verdict.

The Company and its subsidiaries are parties to various legal proceedings, including suits in which it is a defendant.

In the opinion of management, the ultimate outcome of the legal proceedings will not have a material adverse effect on the financial position of the Company.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OCTOBER 31, 1993


RESULTS OF OPERATIONS
Three Months Ended October 31, 1993 (Second Quarter of the Fiscal Year Ending April 30, 1994) vs. Three Months Ended October 31, 1992 (Second Quarter of the Fiscal Year Ended April 30, 1993)
- -------------------------------------------------------------------
Revenues for the second quarter of the current year decreased approximately 4% primarily as a result of the closing of certain telephone services areas of operation during the latter half of the prior fiscal year. The decline in revenues was mitigated by certain telephone services contracts which commenced in the third quarter of 1993 as well as sales in offshore U.S. territories.
Costs of revenues approximated 90% and 83% of revenues for the second quarter of fiscal 1994 and 1993, respectively, due primarily to operating inefficiencies and losses incurred on a telephone services contract which commenced in the latter portion of fiscal year 1993 as well as mobilization expenses related to changes in geographical areas of operation. Additionally, start-up costs caused by the diversification of commercial printing services offered by the Company contributed to the decrease in gross margins.

Operating profit (loss) which is comprised of revenues less costs and expenses excluding interest and dividend income, general corporate expenses, interest expense, income taxes, and the gain on the sale of theatre property, approximates ($.5) million and $2.0 million for the three months ended October 31, 1993 and 1992, respectively.

General and administrative expenses includes stock option compensation expense of approximately $460,000 which was accrued by the Company as of October 31, 1993 based upon the increase in the market value of the Common Stock.

Depreciation and amortization decreased to 3.6% of revenues from 4.5% of revenues as a result of the write-off of certain costs in excess of equity of businesses acquired (goodwill) in the fourth quarter of fiscal 1993, the effect of asset disposals, and reduced levels of capital expenditures by the Company in certain prior periods. Interest expense decreased for the quarter due to reduced levels of outstanding debt. Additionally, other income includes gains of approximately $295,000 and $291,000 for the three months ended October 31, 1993 and 1992, respectively, from the Company's repurchase of its Debentures. (See Note 4 to the Condensed Consolidated Financial Statements.)

Operations of the Company are somewhat seasonal and this has historically resulted in reduced revenues during the third quarter (November, December and January) relative to other quarters.
During winter months, inclement weather in certain areas reduces the volume and efficiencies of outside service activities. Additionally, certain utility customers may reduce expenditures for plant construction and maintenance during the latter part of their budgetary year, which typically ends in December.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OCTOBER 31, 1993


Six Months Ended October 31, 1993  vs. Six Months
Ended October 31, 1992
- -----------------------------------------------------------------
Revenues for the six months ended October 31, 1993 decreased approximately $1.8 million or 2.5% when compared to the six months ended October 31, 1992. The decrease is principally the result of the completion of certain cable television projects and utility service contracts included in last year's results. The increase in cost of revenues and respective decrease in gross margins primarily results from certain operating inefficiencies, contract losses, mobilization expenses and start-up costs as further discussed above. Decreases in depreciation and amortization and interest expense are due primarily to the reasons cited above.

The six months ended October 31, 1993 includes a gain from the sale of theatre property of approximately $2.4 million (included in other income) net of income taxes of approximately $800,000.
The Company's effective tax rate decreased to 24% from 37% of pretax income due to the effect on taxable income of dividend income, certain state income taxes and reduced permanent differences resulting from the fiscal 1993 goodwill write-off.


FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
October 31, 1993 vs. April 30, 1993
- -----------------------------------------------------------------
The Company's cash position decreased to $6.9 million at October
31, 1993 from $9.6 million at April 30, 1993.  Cash of $946,000 was provided by operating activities (due primarily to changes in various components of working capital and other liabilities during the year) and cash provided (used) by investing and financing activities approximated $2,781,000 (resulting from sales of assets offset by capital expenditures) and ($6,486,000) (resulting from debt repayments) respectively, for the six months ended October 31, 1993.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends.

Long-term debt decreased during the period since, in accordance with the Company's term loan agreement, net proceeds of approximately $2.9 million from the sale of certain theatre property which had been pledged as collateral for the term loan was applied to the final installments due under the Company's bank term loan.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
OCTOBER 31, 1993

Additionally, the Company repurchased $2.6 million face amount of Debentures during the second quarter. (See Note 4 to the Condensed Consolidated Financial Statements.)

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" effective May 1, 1993. The adoption had no impact on income for the six months ended October 31, 1993. Prior year's financial statements have not been restated to apply the provisions of SFAS No. 109. The October 31, 1993 balance sheet includes increases in current assets and other liabilities of $555,000 and $778,000, respectively, and a decrease in accrued and deferred income taxes of $223,000 resulting from the implementation of SFAS 109.

The Company currently anticipates that for fiscal year 1994, operating cash requirements, capital expenditures and debt service will substantially be funded from cash flow generated by operations and dividend and interest income.

The Company has entered into an agreement to acquire Church &
Tower, Inc. and Church & Tower of Florida, Inc. (See Note 9 to the Condensed Consolidated Financial Statements.)

BURNUP & SIMS INC.
PART II - OTHER INFORMATION
OCTOBER 31, 1993


Item 1.  Legal Proceedings

             See Note 10 to the Condensed Consolidated Financial
             Statements.

Item 5. Other Information

              The Company has entered into an Agreement to acquire Church & Tower, Inc. and Church & Tower of Florida,
              Inc. (See Note 9 to the Condensed Consolidated
              Financial Statements.)

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

              10.1 Amendment to loan agreement dated August 23, 1993 between Burnup & Sims Inc. and First Union
              National Bank of Florida (filed herewith beginning on page 19.)

              10.2 Agreement dated as of October 15, 1993, among Burnup & Sims Inc. and the stockholders of Church & Tower, Inc. and Church & Tower of Florida, Inc. and First Amendment dated as of November 23, 1993, filed as Appendix A to the Preliminary Proxy Statement of Burnup & Sims Inc. filed with the Securities and Exchange Commission on November 24, 1993 (incorporated by reference.)

          (b) Reports on Form 8-K

              Not Applicable

FORM 10-Q/A
AMENDMENT #1
BURNUP & SIMS INC.
SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Burnup & Sims Inc.
                                   Registrant




Date:  February 7, 1994        \s\ George R. Bracken
      ________________         __________________________
                               George R. Bracken
                               Vice President & Treasurer
                               (Principal Financial Officer)
                                            and
                               Authorized Officer of the
                                      Registrant