Form 10-Q
period 1994-01-31
BURNUP & SIMS INC
filed 1994-03-17
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                        ____________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 1994

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

         Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock       Outstanding as of January 31, 1994
     _____________________       __________________________________
        $ .10 par value                      8,768,339

                       BURNUP & SIMS INC.
                            Form 10-Q
                        January 31, 1994
                              Index

                                                              Page

PART I FINANCIAL INFORMATION

       Item 1 - Unaudited Condensed Consolidated Statements
                of Income for the Three and Nine Month
                Periods Ended January 31, 1994 and 1993. . . .  3

                Unaudited Condensed Consolidated Balance
                Sheets as of January 31, 1994 and
                April 30, 1993 . . . . . . . . . . . . . . . .  4

                Unaudited Condensed Consolidated Statements
                of Cash Flows for the Nine Month Periods
                Ended January 31, 1994 and 1993 . . . . . . . . 6

                Notes to Condensed Consolidated
                Financial Statements (Unaudited). . . . . . . . 7

       Item 2 - Management's Discussion and Analysis
                of Results of Operations and
                Financial Condition. . . . . . . . . . . . . . 14


PART II OTHER INFORMATION

       Item 1 - Legal Proceedings. . . . . . . . . . . . . . . 18

       Item 4 - Results of Votes of Security Holders . . . . . 18

       Item 5 - Other Information. . . . . . . . . . . . . . . 19

       Item 6 - Exhibits and Reports on Form 8-K . . . . . . . 19

       Signature Page. . . . . . . . . . . . . . . . . . . . . 20

BURNUP & SIMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          JANUARY 31,           JANUARY 31,
                                       1994      1993        1994      1993
                                     --------  --------    --------  --------
                                                   (Unaudited)

Revenues                            $ 31,352  $ 32,776   $  103,355 $ 106,610
                                     --------  --------    --------  --------

Costs and Expenses
  Costs of Revenues (exclusive of     27,387    30,579       90,747    92,685
   depreciation and amortization
   shown separately below)
  General and Administrative           3,833     3,736       11,970    11,880
  Depreciation and Amortization        1,156     1,487        3,682     4,676
  Interest Expense                       939     1,116        2,982     3,518
  Interest and Dividend Income          (973)     (974)      (2,930)   (3,024)
  Other                                 (151)      289       (3,450)     (442)
                                     --------  --------    --------  --------
    Total Costs and Expenses          32,191    36,233      103,001   109,293
                                     --------  --------    --------  --------
Income (Loss) Before Income Taxes       (839)   (3,457)         354    (2,683)

Provision (Credit) for Income Taxes     (254)   (1,279)          30      (993)
                                     --------  --------    --------  --------

NET INCOME (LOSS)                   $   (585) $ (2,178)   $     324 $ (1,690)
                                     ========  ========    ========  ========


Average Shares Outstanding             8,768     8,768        8,815    8,768

Earnings (Loss) Per Share           $  (0.07) $  (0.25)   $    0.04 $  (0.19)

















See Notes to Condensed Consolidated Financial Statements

BURNUP & SIMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   JANUARY 31,    APRIL 30,
                                                      1994          1993
                                                   ----------     ---------
                                                         (Unaudited)

ASSETS
Current Assets
   Cash and Cash Equivalents                      $    6,605     $   9,612
   Accounts Receivable-Net and Unbilled Revenues      18,369        22,886
   Inventories                                         3,706         4,246
   Deferred and Refundable Income Taxes                5,468         4,310
   Notes Receivable-NBC - Current Portion              2,805           305
   Other                                               2,521         1,261
                                                   ----------     ---------
    Total Current Assets                              39,474        42,620
                                                   ----------     ---------
Preferred Stock and
   Long-Term Notes Receivable-NBC                     28,495        31,184
                                                   ----------     ---------

Property-At Cost                                      73,262        74,854
Accumulated Depreciation                             (56,387)      (56,818)
                                                   ----------     ---------
    Property-Net                                      16,875        18,036
                                                   ----------     ---------

Excess of Costs Over Equity of Businesses Acquired     3,174         3,279
                                                   ----------     ---------
Real Estate Investments and Other Assets              13,780        13,798
                                                   ----------     ---------
    TOTAL ASSETS                                  $  101,798     $ 108,917
                                                   ==========     =========



















See Notes to Condensed Consolidated Financial Statements

BURNUP & SIMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   JANUARY 31,    APRIL 30,
                                                      1994          1993
                                                   ----------     ---------
                                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current Maturities of Debt                     $    3,930     $   3,873
   Accounts Payable                                    6,722         9,821
   Accrued Insurance                                   3,237         2,839
   Accrued Compensation                                1,088         1,970
   Accrued Interest                                      768         1,499
   Accrued and Deferred Income Taxes                       0            57
   Other                                               6,421         6,362
                                                   ----------     ---------
    Total Current Liabilities                         22,166        26,421
                                                   ----------     ---------

Other Liabilities                                     13,616        12,076
                                                   ----------     ---------
Long-Term Debt                                        10,153        12,256
                                                   ----------     ---------
Convertible Subordinated Debentures                   21,875        24,500
                                                   ----------     ---------
Shareholders' Equity
   Common Stock                                        1,602         1,602
   Capital Surplus                                    72,860        72,860
   Retained Earnings                                  33,666        33,342
   Treasury Stock                                    (74,140)      (74,140)
                                                   ----------     ---------
    Total                                             33,988        33,664
                                                   ----------     ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  101,798     $ 108,917
                                                   ==========     =========
















See Notes to Condensed Consolidated Financial Statements

BURNUP & SIMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                         NINE MONTHS ENDED
                                                            JANUARY 31,
                                                         1994         1993
                                                       --------     --------
                                                            (Unaudited)
 Cash Flows from Operating Activities:

 Net Income                                           $    324     $ (1,690)

 Adjustments  to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
    Depreciation and Amortization                        3,682        4,676
    Gain on Sale of Assets                              (2,820)        (503)
    Gain on Repurchase of Debentures                      (295)        (291)
    Changes in Working Capital:
     Accounts Receivable-Net and Unbilled Revenues       4,517        3,023
     Inventories and Other Current Assets                 (721)      (1,415)
     Accounts Payable and Accrued Expenses              (3,584)      (2,988)
     Interest and Income Taxes                          (1,946)      (1,209)
     Other Current Liabilities                              60       (2,504)
    Other-Net                                            1,757          619
                                                       --------     --------
     Net Cash Provided (Used) by Operating Activities      974       (2,282)
                                                       --------     --------

Cash Flows from Investing Activities:
     Capital Expenditures                               (1,333)      (3,526)
     Proceeds from Sale of Assets                        3,971          795
                                                       --------     --------
     Net Cash Provided (Used) by Investing Activities    2,638       (2,731)
                                                       --------     --------

Cash Flows from Financing Activities:
     Debt Borrowings                                         0        5,240
     Debt Repayments                                    (6,619)      (8,319)
                                                       --------     --------
     Net Cash Provided (Used) by Financing Activities   (6,619)      (3,079)
                                                       --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents    (3,007)      (8,092)

 Cash and Cash Equivalents - Beginning of Period         9,612       13,335
                                                       --------     --------
 Cash and Cash Equivalents - End of Period            $  6,605     $  5,243
                                                       ========     ========

 Cash Paid (Refunded) During the Period:
     Interest                                         $  3,828     $  4,284
     Income Taxes                                          384           48


See Notes to Condensed Consolidated Financial Statements

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1994 (Unaudited)

1.  CONSOLIDATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Burnup & Sims Inc. (the "Company" or "Burnup & Sims") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The results of operations are not necessarily indicative of results which might be expected for the entire fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended April 30, 1993. Certain prior year amounts have been reclassified to conform to the current presentation.


2.  PREFERRED STOCK AND NOTES RECEIVABLE - NBC

Preferred Stock and Notes Receivable - NBC is comprised of the following:
                                            Jan. 31,     April 30,
(Dollars in Thousands)                        1994         1993
_________________________________________________________________
Series C 7% Preferred Stock
  150,000 shares                            $12,700       $12,700
14% Subordinated Debenture
  due 1994 through 2000,
  net of discount                            17,304        17,265
Promissory Note due
  April 30, 1998                              1,296         1,524
_________________________________________________________________
Total                                        31,300        31,489
Less:  Current Portion                       (2,805)         (305)
_________________________________________________________________
Preferred Stock and Long-Term
  Notes Receivable - NBC                    $28,495       $31,184
_________________________________________________________________

National Beverage Corp. ("NBC") owns approximately 36% of the Company's outstanding common stock (the "Common Stock"). Nick A. Caporella, Chairman of the Board, President and Chief Executive Officer of the Company and NBC, beneficially owns approximately 76% of the common stock of NBC. (See Note 10 for certain information.)

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1994 (Unaudited)

3.  OTHER LIABILITIES

Other Liabilities are summarized as follows:
                                            Jan. 31,     April 30,
(Dollars in Thousands)                        1994         1993
__________________________________________________________________
Deferred Income Taxes                       $ 4,390      $ 3,612
Accrued Interest - Non-Current                2,072        2,187
Accrued Insurance                             7,154        6,277
__________________________________________________________________
                                            $13,616      $12,076
__________________________________________________________________

4.  DEBT

Debt is summarized as follows:
                                            Jan. 31,     April 30,
(Dollars in Thousands)                        1994         1993
__________________________________________________________________
Term Loan payable to Bank,
  at Prime plus 1/2% (6 1/2% at Jan. 31,    $ 9,263      $12,849
  1994)
Capital Leases and Other, at Interest
  Rates from 9% to 13% due in Installments
  through 2000                                2,195          655
12% Convertible Subordinated Debentures
  due 2000                                   24,500       27,125
__________________________________________________________________
Total Debt                                   35,958       40,629
Less Current Maturities                       3,930        3,873
__________________________________________________________________
Non-Current Debt                            $32,028      $36,756
__________________________________________________________________

The indenture under which the 12% convertible subordinated debentures (the "Debentures") are issued requires an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. Other income includes gains of approximately $295,000 and $291,000 for the nine month periods ended January 31, 1994 and 1993, respectively, from the repurchase of $2,625,000 face amount of Debentures acquired to meet sinking fund requirements. The Debentures are convertible into Common Stock at a conversion price of $16.79 per share. At January 31, 1994, approximately 1,459,000 shares were reserved for conversion.

In accordance with the Company's term loan agreement (the "Term Loan"), during the quarter ended July 31, 1993, net proceeds of approximately $2.9 million from the sale of theatre property which had been pledged as collateral for the Term Loan was

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1994 (Unaudited)

applied to the final installments due under the Term Loan.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to its loan agreements, the Company is currently prohibited from declaring or paying dividends.
In connection with the Acquisition and Redemption (hereafter defined), the Term Loan was modified on March 11, 1994 (See Note 10).

During the nine months ended January 31, 1994, the Company acquired approximately $2,049,000 of assets under capital leases.

5.  EARNINGS PER SHARE AND CAPITAL STOCK

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share (assuming conversion of the Debentures with corresponding adjustments for interest expense, net of tax) is not presented as the effect is anti-dilutive or not material.

At January 31, 1994 and April 30, 1993, the Company had
25,000,000 shares of $.10 par value common stock (the "Common
Stock") authorized and 8,768,339 shares outstanding.
Additionally, at January 31, 1994 and April 30, 1993, the Company had 5,000,000 shares of authorized but unissued preferred stock and 7,253,375 shares of Common Stock held in treasury.

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

BURNUP &  SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1994 (Unaudited)


During the quarter ended July 31, 1993, options to purchase approximately 238,000 shares which were outstanding under the 1976 Plan with an average exercise price of $5.93 were canceled and replaced with options to purchase 114,000 shares granted at an exercise price of $2.00. Such replacement options were 50% exercisable at the date of grant and the remainder became exercisable at December 2, 1993. Additionally, during the quarter ended July 31, 1993, options to purchase 138,000 shares were granted under both plans at a grant price of $2.00. At January 31, 1994, options to purchase approximately 252,000 shares at a grant price of $2.00 per share were outstanding under both the 1976 and 1978 plans, of which approximately 114,000 shares were exercisable (See Note 10).

7.  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," effective May 1, 1993. This Statement superseded SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in the fiscal year ended April 30, 1988. The adoption of SFAS No. 109 did not impact the Company's statement of income or the components of income tax expense for the periods ended January 31, 1994.

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

Deferred tax liabilities:
_________________________________________________________________
Differences between book and tax basis of property       $5,968
Other                                                     2,505
_________________________________________________________________
                                                          8,473
_________________________________________________________________
Deferred tax assets:
_________________________________________________________________
Reserves not currently deductible                        (4,652)
Operating loss carryforwards                               (490)
Tax credit carryforwards                                   (112)
_________________________________________________________________
                                                         (5,254)
_________________________________________________________________
Valuation allowance                                         309
_________________________________________________________________
Net deferred tax liability                               $3,528
_________________________________________________________________

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1994 (Unaudited)


There was no change in the valuation allowance for the periods ended January 31, 1994.

8.  SALE OF PROPERTY

Net income for the nine months ended January 31, 1994 includes a gain from the sale of theatre property of approximately $1.6 million, net of tax, or $.19 per share.

9.  LITIGATION

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed on December 1990 by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of the Board of Directors, and against NBC, as a purported class action and derivative lawsuit. In May 1993, plaintiff amended its class action and shareholder derivative complaint (the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors, and NBC as its largest stockholder, breached their respective fiduciary duties in approving (i) the distribution to the Company's stockholders of all of the common stock of NBC owned by it (the "Distribution") and (ii) the exchange by NBC of 3,846,153 shares of Common Stock for certain indebtedness of NBC held by the Company (the "Exchange") (the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), in allegedly placing the interests of NBC ahead of the interests of the other stockholders of the Company. The derivative action claims allege, among other things, that the Board of Directors has breached its fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of the Company to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages in an unspecified amount.

     The Amended Complaint alleges that the Special Transaction Committee that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was not protected by the business judgment rule or in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Amended Complaint also makes other allegations which involve (i) further violations of the 1990 Settlement by the Company's engaging in certain transactions not approved by the Special Transaction Committee; (ii) the sale of a subsidiary of the Company to a former officer of the Company, (iii) the timing of the 1991 Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

     In November 1993, plaintiff filed a class action and derivative complaint, Civil Action 13248, (the "1993 Complaint") against the Company, the members of the Board of Directors,

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 1994 (unaudited)

CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas
(CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas are referred to as the "CT Defendants"). In December 1993, plaintiffs amended the 1993 Complaint ("1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that (i) the Board of Directors and NBC, as the Company's largest stockholder, breached their respective fiduciary duties by approving the Acquisition Agreement and the Redemption which, according to the allegations of the 1993 Complaint, benefits Mr. Caporella at the expense of the Company's stockholders, (ii) the CT Defendants had knowledge of the fiduciary duties owed by NBC and the Board of Directors and knowingly and substantially participated in their breaches thereof, and (iii) the Special Transaction Committee of the Board of Directors which approved the Acquisition Agreement and Redemption was not independent and, as such, was not in accordance with the 1990 Settlement, (iv) the Board of Directors breached its fiduciary duties by failing to take an active and direct role in the sale of the Company and failing to ensure the maximization of stockholder value in the sale of control of the company; and (v) the Board of Directors and NBC, as the Company's largest stockholder, breached their respective fiduciary duties by failing to disclose completely all material information regarding the Acquisition Agreement and the Redemption. The 1993 Complaint also claims derivatively that each member of the Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing the Company's affairs. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the Acquisition and the Redemption. On March 7, 1994, the court heard arguments with respect to plaintiff's motion to enjoin the Acquisition and Redemption and on March 10, 1994, the court denied plaintiff's request for injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint and the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend this action.

William C. Deviney, Jr. v. Burnup & Sims Inc., et al. Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a Telephone Services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. Alternatively, plaintiff seeks unspecified damages for breach of contract and for alleged breaches of fiduciary duties, and seeks an award of punitive damages and attorneys' fees for alleged bad faith conduct in connection with the stock purchase agreement and related matters. The Company believes that the allegations in the complaint are without merit and is vigorously defending this action. Additionally, the Company has filed counterclaims which, among other things, seek a declaratory judgment that the plaintiff's failure to satisfy certain material conditions terminated his rights under the stock purchase agreement. The evidentiary portion of the trial proceedings relative to these actions concluded on November 19, 1993 and the Court has not yet rendered a verdict.

BURNUP & SIMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
JANUARY 31, 1994 (Unaudited)

10.  SUBSEQUENT EVENTS.

Pursuant to an agreement dated October 15, 1993 (the "Acquisition Agreement"), as amended, by and among the Company and the stockholders of Church & Tower, Inc. ("CT") and Church & Tower of Florida, Inc. ("CTF"), on March 11, 1994, the Company acquired ("the Acquisition") all of the issued and outstanding capital stock of CT and CTF in exchange for 10,250,000 shares of Common Stock representing approximately 65% of the outstanding Common Stock following consummation of the Acquisition and the Redemption discussed below. These transactions were approved by shareholders and consummated on March 11, 1994.

Immediately after the consummation of the Acquisition, the Company exchanged all of the Common Stock of the Company owned by NBC for the 14% subordinated debenture in the principal amount of $17,500,000 (book value of $17,304,000) and $593,000 of indebtedness under a promissory note due April 30, 1998 owed by NBC (the "Redemption").

Immediately following the closing of the Acquisition and the Redemption, the board of directors of the Company was expanded from five to seven members, four designees of CT and CTF (including Mr. Jorge L. Mas Canosa) were appointed to the Board and Messrs. Nick A. Caporella, and Leo J. Hussey resigned from the Board of Directors in accordance with the terms of the Acquisition Agreement. In addition, Mr. Cecil D. Conlee resigned from the board. Also, the name of the Company was approved to be changed to MasTec, Inc. and Jorge Mas, President of CT was elected President and Chief Executive Officer of the Company.

The Acquisition Agreement also provided, among other things, that upon termination of employment with the Company under certain circumstances, the vesting period for all options held by the terminated employees shall be accelerated. In accordance with this provision, 163,000 options to purchase shares of Common
Stock issued under the 1976 and 1978 Plans were exercised and stock appreciation rights with respect to 55,965 shares were exercised. In addition, on March 11,1994, shareholders approved the Company's 1994 Stock Option Plan for Non Employee Directors and the 1994 Stock Incentive Plan. An amendment to the Company's certificate of incorporation increasing the total number of shares of Common Stock which the Company is authorized to issue from 25,000,000 to 50,000,000 was also approved.

Additionally, on March 11, 1994, the Company's bank lender delivered a written consent to the Acquisition and Redemption, and certain modifications of the Term Loan became effective, including the change in maturity date from August 2, 1997 to June 1, 1995, and the elimination of substantially all financial covenants other than the requirement to maintain certain minimum working capital and tangible equity.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JANUARY 31, 1994


RESULTS OF OPERATIONS
Three Months Ended January 31, 1994 (Third Quarter of the Fiscal
Year Ending April 30, 1994) vs. Three Months Ended January 31,
1993 (Third Quarter of the Fiscal ended April 30, 1993)

_________________________________________________________________

Revenues for the third quarter of the current year decreased approximately $1.4 million or 4% primarily as a result of the closing of certain telephone services areas of operation during the latter half of the prior fiscal year. Certain telephone services contracts which commenced in the third quarter of 1993 as well as increased sales generated by the Company's theatre and
printing operations mitigated the decline.   Costs of revenues
approximated 87% and 93% of revenues for the third quarter of fiscal 1994 and 1993, respectively. Last year's margins were impacted by reduced economies of scale caused by the loss of certain telephone services contracts due to competitive pressures and costs associated with starting new telephone services contracts during the third quarter of 1993.

The increase in general and administrative expenses primarily results from stock option compensation expense of approximately $488,000 which was accrued by the Company during the third quarter of 1994 based upon the increase in the market value of the Common Stock as of January 31, 1994.

Reduced depreciation and amortization (3.7% of revenues for the current year vs. 4.5% of revenues last year) results from the write-off of certain goodwill in the fourth quarter of fiscal 1993, the effect of asset disposals and reduced levels of capital expenditure spending by the Company in certain prior periods.

Interest expense decreased for the quarter due to reduced levels of outstanding debt. Additionally, other costs and expenses for the third quarter resulted in income of $151,000 for the third quarter of 1994 versus an expense of $289,000 in 1993 due to the inclusion in last year's results of costs related to the expiration of a certain option and payments made to settle certain legal proceedings.

The credit for income taxes approximates 30% and 37% of pretax income for the three months ended January 31, 1994 and 1993, respectively, due primarily to the effect on taxable income of certain state income taxes and preferred stock dividends.

Operations of the Company are somewhat seasonal and this has historically resulted in reduced revenues during the third quarter (November, December and January) relative to other quarters.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JANUARY 31, 1994


During winter months, inclement weather in certain areas reduces the volume and efficiencies of outside service activities. Additionally, certain utility customers may reduce expenditures for plant construction and maintenance during the latter part of their budgetary year, which typically ends in December.


Nine Months Ended January 31, 1994 vs. Nine Months
Ended January 31, 1994
_________________________________________________________________

Revenues for the nine months ended January 31, 1994 decreased approximately $3.3 million or 3% when compared to the nine months ended January 31, 1993. The decline is principally the result of the closing of certain telephone services areas of operation during the latter half of the prior fiscal year. Costs of revenues approximates 88% of sales for the nine month period of 1994 and reflects operating inefficiencies and losses incurred on a telephone services contract which commenced in the latter portion of fiscal year 1993, mobilization expenses related to changes in geographical areas of operation, and start-up costs caused by the diversification of commercial printing services offered by the Company. Costs of revenues approximates 87% of sales for the nine month period of 1993; an improvement in margins during the first six months of 1993 was offset by higher costs incurred during the third quarter of 1993 (as explained above).

General and administrative expense for the nine months ended January 31, 1994 includes stock option compensation expense of approximately $950,000 which was accrued by the Company during the current year based upon an increase in the market value of the Common Stock as of January 31, 1994. The decreases in depreciation and amortization and interest expense are due primarily to the reasons cited in the third quarter discussion.

The nine months ended January 31, 1994 includes a gain from the sale of theatre property of approximately $2.4 million (included in other income) net of income taxes of approximately $800,000. Additionally, other income includes gains of approximately $295,000 and $291,000 for the nine months ended January 31, 1994 and 1993, respectively, from the Company's repurchase of its Debentures (See Note 4 to the Condensed Consolidated Financial Statements.)

The Company's effective tax rate decreased as a percentage of pretax income due to the effect on taxable income of certain state income taxes and reduced permanent differences resulting from the fiscal 1993 goodwill write-off.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JANUARY 31, 1994


FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
January 31, 1994 vs. April 30, 1993
_________________________________________________________________
The Company's cash position decreased to $6.6 million at January 31, 1994 from $9.6 million at April 30, 1993. Cash of $974,000 was provided by operating activities due primarily to changes in various components of working capital and other liabilities during the year. Cash of $2.6 million was provided by investing activities resulting from sales of assets offset by capital expenditures; cash used by financing activities approximated
$6.6 million resulting from debt repayments.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends. In connection with the Acquisition and the Redemption, the Term Loan was modified on March 11, 1994 (See Note 10 to the Condensed Consolidated Financial Statements).

Long-term debt decreased during the year since, in accordance with the Company's term loan agreement, net proceeds of approximately $2.9 million from the sale of certain theatre property which had been pledged as collateral for the Term Loan was applied to the final installments due under the Term Loan. Additionally, the Company repurchased $2.6 million face amount of debentures during the second quarter. (See Note 4 to the Condensed Consolidated Financial Statements.)

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" effective May 1, 1993. The adoption had no impact on income for the nine months ended January 31, 1994. Prior year's financial statements have not been restated to apply the provisions of SFAS No. 109. The January 31, 1994 balance sheet includes increases in other current assets and other liabilities of $555,000 and $778,000, respectively, and a decrease in accrued and deferred income taxes of $223,000 resulting from the implementation of SFAS 109.

The Company currently anticipates that operating cash requirements, capital expenditures and debt service will substantially be funded from cash flow generated by operations and dividend income. The Company has no material commitments for capital expenditures.

BURNUP & SIMS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JANUARY 31, 1994

On March 11, 1994, the shareholders of the Company approved an agreement to acquire Church & Tower, Inc. and Church & Tower of Florida, Inc. and, as a condition to the Acquisition, the redemption of shares of Common Stock owned by NBC. (See Note 10 to the Condensed Consolidated Financial Statements.)

BURNUP & SIMS INC.
PART II - OTHER INFORMATION
JANUARY 31, 1994

Item 1. Legal Proceedings

        See Note 9 to the Condensed Consolidated Financial
        Statements.

Item 4. Results of Votes of Security Holders.

The 1993 Annual and Special Meeting of Stockholders of Burnup & Sims Inc. (the "Meeting") was held on Friday, March 11, 1994 for the purpose of (1) electing one director, (2) approving the Acquisition and Redemption (see note 10 to the Condensed Consolidated Financial Statements), (3) approving an amendment to the Company's certificate of incorporation (the "Certificate") changing the name of the Company to MasTec, Inc. (4) approving an amendment to the Certificate increasing the total number of shares of Common Stock which the Company is authorized to issue from 25,000,000 to 50,000,000, (5) approving an amendment to the Certificate to eliminate all designations, powers, preferences, rights and qualifications, limitations and restrictions prescribed in the Certificate relating to the 5,000,000 authorized shares of preferred stock, (6) approving an amendment to the Certificate to adopt the provisions of Section 102(b)(7) relating to the liability of directors, (7) approving an amendment to the Certificate to broaden the corporate powers of the Company to the maximum extent permitted by the Delaware general corporation law and make certain other clarifications to the Certificate, (8) approving the Company's 1994 stock option plan for non-employee Directors, and (9) approving the Company's 1994 Stock Incentive Plan.

The following summarizes the results of the vote for each issue listed above:
                       Number of Shares Voted
                 _________________________________________
                               Against or
Issue             For          Withheld       Abstaining
                 _________     ________       __________

  1              8,040,149      295,627              0
  2              6,445,375       90,278         45,149
  3              8,152,157      104,398         59,421
  4              7,824,602      465,643         45,731
  5              6,011,994      500,283         81,606
  6              7,890,166      349,013         96,797
  7              7,564,843      349,235         64,740
  8              5,964,410      549,872         79,601
  9              5,986,055      515,131         79,616

At the meeting, Mr. Samuel C. Hathorn, Jr. was elected a Class II director. Mr. William A. Morse remains a Class I director until his term expires at the annual meeting of stockholders in 1995.

BURNUP & SIMS INC.
PART II - OTHER INFORMATION
JANUARY 31, 1994

At a meeting of the Board of Directors held subsequent to the Meeting, Messrs. Nick A. Caporella and Leo J. Hussey resigned as directors in accordance with the terms of the Acquisition Agreement. In addition, Mr. Cecil D. Conlee resigned from the Board. Messrs. Jorge L. Mas Canosa, Jorge Mas, Elliot C. Abbott, and Arthur B. Laffer were then appointed to the Board.

Item 5.  Other Information

      The Company entered into an Agreement to acquire Church & Tower, Inc. and Church and Tower of Florida, Inc. (See Note 10 to the Condensed Consolidated Financial Statements.) A definitive proxy statement dated February 10, 1994 describing the transactions relative to the Acquisition was sent to stockholders of record as of January 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                Not applicable.

          (b)   Reports on Form 8-K.

                Not applicable.

BURNUP & SIMS INC.
SIGNATURES

FORM 10-Q

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BURNUP & SIMS INC.
                                 Registrant



Date:  March 16, 1994            /s/ Carlos Valdes
                                 ________________________
                                 Carlos Valdes
                                 Sr. Vice-President - Finance
                                 (Principal Financial Officer)
                                             and
                                  Authorized Officer of the
                                          Registrant