Form 10-Q
period 1994-03-31
BURNUP & SIMS INC
filed 1994-05-13
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1994
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____ to _____
                 Commission file number 0-3797

                      MasTec, Inc.
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

                   Delaware                                  59-1259279
       _____________________________________________      ________________
       (State or other jurisdiction of incorporation      (I.R.S. Employer
                or organization)                         Identification No.)

   8600 N.W. 36th Street, Miami, FL                       33166
   ______________________________________________       _________
   (Address of principal executive offices)             (Zip Code)

                               (305) 599-1800
             ____________________________________________________
             (Registrant's telephone number, including area code)

                               Burnup & Sims Inc.
                          One North University Drive
                         Ft. Lauderdale, Florida 33324
                                  April 30
              ____________________________________________________
             (Former name, former address and former fiscal year,
                       if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ___X____     No _______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Common Stock                       Outstanding as of
                                                      March 31, 1994
        _____________________               __________________________________
           $ .10 par value                              16,027,592

Documents Incorporated by Reference

a.)Form 8-K, dated March 11, 1994 concerning acquisition of Church & Tower, Inc. and Church & Tower of Florida, Inc.

                                 MasTec, Inc.
                                  Form 10-Q
                                March 31, 1994
                                   Index

                         PART I  FINANCIAL INFORMATION

                Item 1. Financial Statements

                Unaudited Condensed Consolidated Statements
                of Income for the Three Month Period Ended
                March 31, 1994 and 1993 . . . . . . . . . . . . . . . . 3

                Unaudited Condensed Consolidated Balance Sheet
                as of March 31, 1994 and Condensed
                Combined Balance Sheet as of December 31, 1993. . . . . 4

                Unaudited Condensed Consolidated Statements
                of Cash Flows for the Three Month Period
                Ended March 31, 1994 and 1993 . . . . . . . . . . . . . 6

                Notes to Condensed Consolidated
                Financial Statements (Unaudited). . . . . . . . . . . . 7

                Item 2. Management's Discussion and Analysis
                of Results of Operations and Financial Condition. . . .14

                          PART II OTHER INFORMATION

                Item 1 - Legal Proceedings. . . . . . . . . . . . . . .18

                Item 4 - Submission of Matters to a Vote
                         of Security-Holders. . . . . . . . . . . . . .18

                Item 5 - Other Information. . . . . . . . . . . . . . .19

                Item 6 - Exhibits and Reports on Form 8-K . . . . . . .19

MasTec, Inc.
STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                             1994                   1993
                                          (Unaudited)           (Unaudited)
                                           ---------            ---------

Revenues                                   $ 17,157             $ 13,729
                                           ---------            ---------
Costs and Expenses
  Costs of Revenues (exclusive of
     depreciation and amortization
     shown separately below)
                                             13,190                8,929
  General and Administrative                  2,107                1,080
  Depreciation and Amortization                 553                  184
  Interest Expense-
    Borrowings                                  327                   40
    Notes to Shareholders                        60                    0
  Interest and Dividend Income                 (135)                 (62)
  Other                                        (104)                 ( 4)
                                           ---------            ---------
    Total Costs and Expenses                 15,998               10,167
                                           ---------            ---------
Income before credit for income taxes,
equity in earnings (losses) of unconsolidated
joint venture and minority interest           1,159                3,562

Credit for Income Taxes                       ( 398)                   0
                                           ---------            ---------
Income before equity in earnings (losses)
   of unconsolidated joint venture and
   minority interest                          1,557                3,562

Equity in earnings (losses) of
   unconsolidated joint ventures                 45                 (500)

Minority interest                                 0                   (3)
                                           ---------            ----------
NET INCOME                                 $  1,602             $   3,059
                                           =========            ==========

Average Shares Outstanding                   16,045                10,250

Earnings Per Share                         $   0.10             $    0.30

The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
BALANCE SHEETS
(In Thousands)
                                                MARCH 31,      DECEMBER 31,
                                                  1994            1993
                                              (Unaudited)       (Audited)
                                              -----------       -----------
  ASSETS
  Current Assets
  Cash and Cash Equivalents                    $  10,868        $    8,930
  Accounts Receivable-Net and Unbilled
    Revenues                                      27,773             6,751
  Inventories                                      3,636                 0
  Deferred and Refundable Income Taxes             4,143                 0
  Notes Receivable from Shareholders               3,570                 0
  Other                                            2,173               186
                                              -----------       -----------
    Total Current Assets                          52,163            15,867
                                              -----------       -----------
Investment in Preferred Stock and
  Long-Term Notes Receivable                      11,403                 0
                                              -----------       -----------

Property-At Cost                                  45,170             6,066
Accumulated Depreciation                          (1,949)           (1,434)
                                              -----------       -----------
    Property-Net                                  43,221             4,632
                                              -----------       -----------

Goodwill                                           3,801                 0
                                              -----------       -----------
Real Estate Investments and Other Assets          24,818               826
                                              -----------       -----------

TOTAL ASSETS                                  $  135,406        $   21,325
                                              ===========       ===========


The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
BALANCE SHEETS
(In Thousands)
                                                MARCH 31,      DECEMBER 31,
                                                  1994            1993
                                              (Unaudited)       (Audited)
                                              -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Maturities of Debt                 $    4,610        $      508
   Current Portion of Notes
     Payable to Shareholders                       1,000               500
   Accounts Payable                                9,458             2,265
   Accrued Insurance                               4,396               818
   Accrued Compensation                            1,736               241
   Accrued Interest                                1,262                 -
   Accrued and Deferred Income Taxes                 182                 -
   Other                                           6,193             2,443
                                              -----------       -----------
    Total Current Liabilities                     28,837             6,775
                                              -----------       -----------

Other Liabilities                                 26,501                28
                                              -----------       -----------

Long-Term Debt                                    10,733             1,079
Notes Payable to Shareholders                      2,000             2,500
Convertible Subordinated Debentures               21,875                 0
                                              -----------       -----------
Shareholders' Equity
Common Stock                                       1,603             1,025
Capital Surplus                                   43,450                 -
Retained Earnings                                    407             9,918
                                              -----------       -----------
    Total                                         45,460            10,943
                                              -----------       -----------
    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $  135,406        $   21,325
                                              ===========       ===========











The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
STATEMENTS OF CASH FLOWS
(In Thousands)
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    1994                1993
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
Net Income                                       $   1,602           $   3,059

Adjustments  to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
 Minority Interest in Consolidated Joint Ventures        0                   3
 Depreciation and Amortization                         553                 184
 Equity in  (Earnings) Losses of Unconsolidated
  Joint Ventures                                       (45)                500
 Changes in Assets and Liabilities Net of
   Effect of Reverse Acquisition of Burnup:
    Accounts Receivable and Unbilled Revenues-Net   (3,291)             (2,469)
    Inventories and Other Current Assets               446                 609
    Accounts Payable and Accrued Expenses            1,154                 384
    Other Assets                                       376                   0
    Accrued Interest and Income Taxes               (1,047)               (295)
    Other-Current Liabilities                       (1,651)                226
    Other Liabilities                                1,540
                                                 ----------          ----------
Net Cash Provided (Used) by Operating Activities      (363)              2,201
                                                 ----------          ----------

Cash Flows from Investing Activities:
  Cash Acquired in Reverse Acquisition               6,291
  Investments in Unconsolidated Joint Ventures           0                (260)
  Capital Expenditures                                (278)               (589)
  Distribution from Unconsolidated Joint Ventures                           65
  Loans to Shareholders                             (3,570)                  0
                                                 ----------          ----------
      Net Cash Provided (Used) by Investing
      Activities                                     2,443                (784)
                                                 ----------          ----------

Cash Flows from Financing Activities:
  Proceeds from Note Payable                             0                 989
  Debt Repayments                                     (142)               (361)
                                                 ----------          ----------
Net Cash Provided (Used) by Financing Activities      (142)                628
                                                 ----------          ----------
     Net Increase in Cash and Cash Equivalents       1,938               2,045

 Cash and Cash Equivalents - Beginning of Period     8,930              10,190
                                                 ----------          ----------
 Cash and Cash Equivalents - End of Period       $  10,868           $  12,235
                                                 ==========           =========
 Supplemental disclosures of Cash Flow information:
 Cash Paid During the Period:
     Interest                                    $      77            $     40
                                                 ==========           =========

The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
STATEMENTS OF CASH FLOWS
(Continued)
(In Thousands)

 Supplemental Schedule of non-cash investing activities:
 Fair Value of Assets and Liabilities Acquired
   Accounts Receivables                           $ 17,731
   Inventories and Other Current Assets              7,176
   Investments                                      11,403
   Property                                         38,831
   Goodwill                                          3,817
   Real Estate Investments and Other Assets         24,368
                                                  ---------
   Total Non-Cash Assets                          $103,326
                                                  ---------

   Liabilities                                      41,007
   Long-Term Debt                                   35,756
                                                  ---------
   Total Liabilities Assumed                      $ 76,763
                                                  ---------
   Net Non-Cash Assets Acquired                     26,563
   Cash Acquired                                     6,291
                                                  ---------
   Purchase Price                                 $ 32,854
                                                  =========




























The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)

1.  CONSOLIDATION AND PRESENTATION

On March 11, 1994, Church & Tower, Inc. ("CT") and Church & Tower of Florida, Inc. ("CTF" and, together with CT, "CT Group"), privately held corporations under common control, were acquired (the "Acquisition") through an exchange of stock, by Burnup & Sims Inc. ("Burnup"), a Delaware public company. Immediately following the acquisition, the name of Burnup was changed to MasTec, Inc. ("MasTec" or the "Company") and its fiscal year end was changed to December 31.

The accompanying unaudited condensed consolidated financial statements of MasTec have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by general accepted accounting principles for complete financial statements. The information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operation or financial position of MasTec.

Under generally accepted accounting principles, the Acquisition was accounted for as a purchase by the CT Group and, therefore, the 1993 financial statements presented are those of the CT Group only. In addition, the results for the three months ended March 31, 1994, include the operations of the CT Group during such period and the operations of Burnup during the period March 11, 1994, through March 31, 1994.

The following information presents the unaudited pro forma condensed results of operations for the three months ended March 31, 1994 and 1993 of the CT Group and Burnup as if the Acquisition had occurred on January 1, 1993. Appropriate adjustments have been made related to purchase accounting and other matters related to the Acquisition. These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisition occurred on January 1, 1993.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)

                                MasTec, INC.
                       PRO FORMA RESULTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31
                   (In Thousands Except Per Share Amounts)

                         1994                1993
                         ----                ----
                    (Unaudited)          (Unaudited)

Revenues             $ 37,425             $ 46,725

Net Loss               (1,750)                (814)

Loss Per Share       $  (0.11)            $  (0.05)


Revenues in 1994 decreased by $9.3 million mainly as a result of the completion in the latter part of 1993 of a construction project, a reduction in the type of work performed in early 1993 in Dade County as a result of Hurricane Andrew, and uncommonly harsh winter conditions which reduced the volume and efficiency of outside service activity.

The net loss for the period increased was due mainly to the reduction in revenue as gross margin remained at approximately the same level (13% and 12% in 1994 and 1993, respectively).

The most significant adjustments to the balance sheet resulting from the Acquisition are disclosed in the supplemental schedule of non-cash investing activities in the statement of cash flows. The purchase price "paid" by the CT Group consisted of the market value of Burnup stock not acquired by CT
Group shareholders in the merger of $32,355,000 (5,777,592 shares at a market value of $5.60 per share) and $550,000 in acquisition costs incurred by the CT Group, resulting in a total purchase price of $ 32,896,000.

2.  Capital Surplus and Retained Earnings

As indicated in Note 1, effective March 31, 1994, the CT Group, upon its acquisition with Burnup, would no longer be eligible under the S Corporation provisions of the Internal Revenue Code. As a result, undistributed retained earnings of CT Group at March 1, 1994 became permanently capitalized and were transferred to capital surplus.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)

A reconciliation of retained earnings between December 31, 1993 and March 31, 1994 is as follows:

Retained earnings, December 31, 1993               $ 9,918
Net Income for the three months
   ended March 31, 1994                              1,602
Transfer to capital surplus                        (11,113)
                                                   --------
Retained earnings, March 31, 1994                  $   407
                                                   ========

A reconciliation of capital surplus between December 31, 1993 and March 31, 1994 is as follows:

Capital surplus, December 31, 1993                 $     0
Capital surplus arising from purchase
  of Burnup                                         31,330
Transfer from retained earnings                     11,113
Adjustment of CT capital stock to
   $0.10 par value                                   1,025
Stock issue cost                                       (18)
                                                    -------
                                                    $43,450
                                                    =======

3.  Related Party Transactions

Notes Receivable from certain shareholders bear interest at the prime rate plus 2% (8.5% at March 31, 1994). See Note 4 regarding amounts payable to shareholders.

4.  Other Liabilities

Other Liabilities are summarized as follows (Dollars in Thousands):


                                          March 31,    December 31,
                                            1994            1993

Deferred Income Taxes                    $ 16,461       $      0
Accrued Interest - Non-Current              2,072              0
Accrued Insurance                           7,940              0
Minority Interest in Consolidated
   Joint Ventures                              28             28
                                         ---------      ---------
                                         $ 26,501       $     28
                                         =========      =========

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)

5.  Debt

Debt is summarized as follows (Dollars in Thousands):

                                          March 31,        December 31,
                                             1994               1993
Term Loan payable to Bank, at
  Prime plus 1/2% (7% at March 31,
  1994, due June 1995)                     $  9,263        $       0
Term Loan payable to Bank, at 7.7%            1,463            1,587
Notes Payable to Shareholders, at
 Prime plus 2% (8.5% at March 31,1994)        3,000            3,000
Capital Leases and Other, at Interest
   Rates from 7% to 13% due in
   installments through 2000                  1,992                0
12% Convertible Subordinated Debentures
   due 2000                                  24,500                0
                                           ---------       ----------

Total Debt                                   40,218            4,587
Less Current Maturities                      (5,610)          (1,008)
                                           ---------       ----------
Non-Current Debt                           $ 34,608        $   3,579
                                           =========       ==========



The indenture under which the 12% convertible subordinated debentures
(the "Debentures") are issued requires an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at a conversion price of $16.79 per share. At March 31, 1994, approximately 1,459,000 shares were reserved for conversion.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to its loan agreements, the Company is currently prohibited from declaring or paying dividends.

6.  Earnings Per Share and Capital Stock

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share is not presented as the effect of common stock equivalents is anti-dilutive or not material. Earnings per share for the three months ended March 31, 1993, gives retroactive effect to the 10,250,000 shares received by the former stockholders of the CT Group.

At March 31, 1994, the Company had 50,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 16,027,592 shares outstanding, and 5,000,000 shares of authorized but unissued preferred stock.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)

7.  Stock Option Plans

Options to purchase 163,100 shares of Common Stock under the Company's 1976 and 1978 Stock Option Plans were exercised, as well as stock appreciation rights with respect to 55,965 shares. The 1976 plan was replaced by the 1994 Stock Incentive Plan (the "1994 Plan"). In addition, approximately 19,000 options remain outstanding under the 1976 Plan and may be still exercised in accordance with the terms of the 1976 plan.

In connection with the Acquisition, the Company's stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and the 1994 Plan. The Directors' Plan options to purchase up to 400,000 shares issuable to the non-employee members of the Company's Board of Directors. Options to purchase 30,000 shares have been granted to Board members, none of which are exercisable, at March 31, 1994. The options permit the non-employee director to exercise for a period of up to ten years from the date of grant an exercise price equal to the fair market value of such shares on the date the option is granted.

The 1994 Plan authorized options to purchase up to 800,000 shares of the Company's Common Stock of which 200,000 shares may be awarded as restricted stock. At March 31,1994, options to purchase 131,000 had been granted. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised at an exercise price no less than the fair market value of the shares at the grant date. At March 31, 1994 shares had been granted, of which were none are exercisable.

8.  Income Taxes

The CT Group had elected to be treated as an S Corporation under the Internal Revenue Code and, therefore the results of operations for the three months ended March 31, 1993, do not include a provision for income taxes, as the income of the Group passed directly to the stockholders. On March 1, 1994, the CT Group's election to be treated as an S Corporation was terminated. The income tax provision for the three months ended March 31, 1994, includes the operations of the CT Group for the month of March, 1994, and the operations of Burnup for the period from March 11, 1994, (date of Acquisition) through March 31, 1994. The effect of recognizing a net deferred tax asset of approximately $435,000 at March 1, 1994, in connection with the change in tax status, is included in the provision for income taxes for the three months ended March 31, 1994.

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of March 31, 1994 are as follows (in thousands of dollars):

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)


Tax Effect of Taxable Temporary Differences:

Differences between book and tax basis of property      $  17,916
Other                                                       2,734
                                                        ----------
                                                           20,650
                                                        ----------
Tax Effect of Deductible Temporary Differences:

Reserves not currently deductible                          (6,034)
Operating loss carryforwards                                 (603)
Tax credit carryforwards                                     (112)
                                                        ----------
                                                           (6,749)
                                                        ----------
Valuation allowance                                           615
                                                        ----------
Net deferred tax liability                              $  14,516
                                                        ==========


There was no change in the valuation allowance for the period ended March 31, 1994.

9.  Contingencies

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed on December 1990 by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of the Board of Directors, and against National Beverage Corporation ("NBC"), as a purported class action and derivative lawsuit. In May 1993, plaintiff amended its class action and shareholder derivative complaint
(the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors, and NBC as its then largest stockholder, breached their respective fiduciary duties in approving (i) the distribution to the Company's stockholders of all of the common stock of NBC owned by it
(the "Distribution") and (ii) the exchange by NBC of 3,846,153 shares of Common Stock for certain indebtedness of NBC held by the Company (the "Exchange") (the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), and allegedly placing the interests of NBC ahead of the interests of the other stockholders of the Company. The derivative action claims allege, among other things, that the Board of Directors had breached its fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of the Company to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages in an unspecified amount.

The Amended Complaint alleges that the Special Transaction Committee that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was not protected by the business judgment rule or conducted in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Amended Complaint also makes

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994 (Unaudited)

other allegations which involve (i) further violations of the 1990 Settlement by the Company's engaging in certain transactions not approved by the Special Transaction Committee; (ii) the sale of a subsidiary of the Company to a former officer of the Company, (iii) the timing of the 1991 Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action 13248, (the "1993 Complaint") against the Company, the members of the Board of Directors, CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas (CT,CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas are referred to as the "CT Defendants"). In December 1993, plaintiffs amended the 1993 Complaint ("1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that (i) the Board of Directors and NBC, as the Company's largest stockholder at the time, breached their respective fiduciary duties by approving the Acquisition Agreement and the Redemption (as defined in the Proxy Statement dated February 10, 1994) which, according to the allegations of the 1993 Complaint, benefits Mr. Caporella at the expense of the Company's stockholders, (ii) the CT Defendants had knowledge of the fiduciary duties owed by NBC and the Board of Directors and knowingly and substantially participated in their breaches thereof, (iii) the Special Transaction Committee of the Board of Directors which approved the Acquisition Agreement and Redemption was not independent and, as such, was not in accordance with the 1990 Settlement,
(iv) the Board of Directors breached its fiduciary duties by failing to take an active and direct role in the sale of the Company and failing to ensure the maximization of stockholder value in the sale of control of the company, and
(v) the Board of Directors and NBC, as the Company's largest stockholder at the time, breached their respective fiduciary duties by failing to disclose completely all material information regarding the Acquisition Agreement and the Redemption.

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

The Company believes that the allegations in the complaint, the Amended Complaint, the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend these actions.

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

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MARCH 31, 1994

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

Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, vs. Church & Tower, Inc., a Florida Corporation, et al. Civil Action 93-07318 CA 20, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida on March 22, 1993, and amended on April 20, 1994, to include MasTec, Inc. The claim alleges that a Group employee was negligent in the operation of a truck and trailer combination which resulted in a death. Although no amounts are stated in the preliminary case filings, the plaintiff has made a demand for $7.2 million.

The Company is also a defendant in other legal actions arising in the normal course of business.

Management believes, based on consultations with legal counsel, that the amount provided in the accompanying financial statements is adequate to cover the estimated losses expected to be incurred in connection with these matters.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1994  vs. Three Months Ended March 31, 1993
- - -------------------------------------------------------------------------------

The results for the quarter ended March 31, 1994 include three months of operations of the CT Group and operating results of Burnup for the period March 11, 1994 through March 31, 1994. (See Note 1 to the Condensed Consolidated Financial Statements.)

Revenues for the first quarter increased by approximately $3.4 million primarily resulting from the inclusion of the Burnup revenues (approximately $10.7 million), offset by a $4.6 million decrease in revenues from the Company's construction services segment due to the completion of a project included in last year's results and by a $3.7 million decrease in revenues from telephone contract services due to the decline in post-hurricane Andrew related activities.

Costs of revenues approximated 77% and 65% of revenues in 1994 and 1993, respectively, due to reduced economies of scale related to the volume decline, as well as lower margins realized on certain Burnup contracts.

General and administrative expenses increased by approximately $1 million to 12% of revenues from 8% of revenues due primarily to the impact of the Acquisition and costs related to the addition of administrative personnel and increased marketing efforts with respect to opportunities to provide utility services in Central and South America and the development of personal communications services ("PCS"). The Company has undertaken a study for purposes of bidding on the assignment of the spectrum for PCS by the Federal Communications Commission.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MARCH 31, 1994

Depreciation and amortization increased as a percentage of revenues to 3% from 1% due to the decline in revenues, the effect of the Acquisition and additional depreciation expense resulting from a fleet replacement program implemented by the CT Group in the later part of 1993.

Interest expense increased due to debt assumed pursuant to the Acquisition and newly issued notes to shareholders.

The increase in interest and dividend income results from the Acquisition. Other income increased due to the rental of certain equipment to third parties.

Equity in earnings of unconsolidated joint ventures increased due to losses incurred during the first quarter of 1993 resulting from the nonpayment of certain change orders, of which certain claims were subsequently settled.

The credit for income taxes approximates 34% of pretax income for the three months ended March 31, 1994. Upon consummation of the Acquisition, the CT Group's election to be treated as an S Corporation was terminated and, accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. This benefit was reduced by a provision for the results of operations of the consolidated group for the month of March 1994 at an effective tax rate of 37.5%. The Company was not subject to tax in 1993.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

March 31, 1994 vs. December 31, 1993
- - -------------------------------------------------------------------------------
The Company's cash position increased to $10.9 million at March 31, 1994 from
$8.9 million at December 31, 1993.  Cash of $.4 million was used by operating activities due primarily to changes in various components of working capital, particularly an increase in accounts receivable.  This increase in receivables was primarily the result of the Company's contractual arrangement with a certain utility which provides for payments to be made at the completion of specific stages under the contract which are yet to be completed.  The Company is currently negotiating with the customer to modify the contract to provide payment at earlier stages of completion.  Cash of $2.4 million was provided by investing activities, including $6.3 million provided by the Acquisition and
$3.6 million used for loans to shareholders. Cash of $0.1 million was used during the quarter for debt repayments.

Significant adjustments to the balance sheet were recorded as a result of the Burnup transaction, (see Note 1 to the Condensed Consolidated Financial Statements) as more fully detailed in the supplemental schedule of non-cash investing activities of the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1994.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
MARCH 31, 1994

to such covenants, the Company is currently prohibited from declaring or paying
dividends.    (See Note 4 to the Condensed Consolidated Financial Statements.)

The Company anticipates that operating cash requirements, capital expenditures, and debt service will substantially be funded from cash flow generated by operations and, to a lesser extent, trade and external financing. The Company currently has no material commitments for capital expenditures; however, it is continuously evaluating the need for fleet improvements.

MasTec, Inc.
PART II - OTHER INFORMATION
MARCH 31, 1994

Item 1. Legal Proceedings

        See Note 9 to the Condensed Consolidated Financial
        Statements.

Item 4. Results of Votes of Security Holders.

The 1993 Annual and Special Meeting of Stockholders of Burnup & Sims Inc.
(the "Meeting") was held on Friday, March 11, 1994 for the purpose of (1) electing one director, (2) approving the Acquisition and Redemption
(see note 9 to the Condensed Consolidated Financial Statements), (3) approving an amendment to the Company's certificate of incorporation (the "Certificate") changing the name of the Company to MasTec, Inc. (4) approving an amendment to the Certificate increasing the total number of shares of Common Stock which the Company is authorized to issue from 25,000,000 to 50,000,000, (5) approving an amendment to the Certificate to eliminate all designations, powers, preferences, rights and qualifications, limitations and restrictions prescribed in the Certificate relating to the 5,000,000 authorized shares of preferred stock, (6) approving an amendment to the Certificate to adopt the provisions of
Section 102(b)(7) of Delaware General Corporation Laws relating to the liability of directors, (7) approving an amendment to the Certificate to broaden the corporate powers of the Company to the maximum extent permitted by the Delaware General Corporation Laws and make certain other clarifications to the Certificate, (8) approving the Company's 1994 stock option plan for Non-Employee Directors, and (9) approving the Company's 1994 Stock Incentive Plan.

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

At the meeting, Mr. Samuel C. Hathorn, Jr. was elected as Class II director. Mr. William A. Morse remains a Class I director until his term expires at the annual meeting of stockholders in 1995.

MasTec, Inc.
PART II - OTHER INFORMATION
MARCH 31, 1994

At a meeting of the Board of Directors held subsequent to the Meeting, Messrs. Nick A. Caporella and Leo J. Hussey resigned as directors in accordance with the terms of the Acquisition Agreement. In addition, Mr. Cecil D. Conlee resigned from the Board. Messrs. Jorge L. Mas Canosa, Jorge Mas, Eliot C. Abbott, and Arthur B. Laffer were appointed to the Board.

Item 5.  Other Information

Burnup consummated its acquisition of Church & Tower, Inc. and Church & Tower
of Florida, Inc.    (See Note 1 to the condensed consolidated financial
statements.)

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                Not applicable.

          (b)   Reports on Form 8-K.

                  On March 18, 1994, the Company filed Form 8-K regarding the Acquisition the Securities and Exchange Commission.

                  MasTec, Inc.
                  SIGNATURES

                  FORM 10-Q

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MasTec, Inc.
                                 Registrant



Date:  May 13, 1994             /s/ Carlos A. Valdes
                                 ________________________
                                 Carlos A. Valdes
                                 Sr. Vice-President - Finance
                                 (Principal Financial Officer)
                                             and
                                  Authorized Officer of the
                                          Registrant