Form 10-K
period 1993-12-31
MASTEC INC
filed 1994-06-10
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1993

                               OR

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from January 1, 1993 to December 31, 1993 Commission file number 0-3797

                           MasTec, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                   59-1259279
- - --------------------------------           ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


    8600 N.W. 36th Street, Miami, FL                                 33166
__________________________________________                     ________________
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:       (305) 599-1800
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
         Title of each class                              which registered


12% Convertible Subordinated Debentures
        due November 15, 2000                    Philadelphia Stock Exchange
- - ---------------------------------------            ---------------------------


Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.10 per share
- - ------------------------------------------------------------------------------
                         (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X   No
                                         ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price on March 31, 1994 was $45,527,424.

The number of shares of common stock outstanding as of March 31, 1994 was 16,027,592.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement which was filed on February 11, 1994 are incorporated by reference into Part III.

PART I

Item 1.    BUSINESS

General Development of Business:

On March 11, 1994, Church & Tower, Inc. ("CT") and Church & Tower of Florida ("CTF" and, together with CT, the "CT Group"), privately held corporations under common control, were acquired (the "Acquisition") through an exchange of stock, by Burnup & Sims Inc., ("Burnup") a Delaware public company. As a result of the Acquisition, the former CT Group shareholders received approximately 65% of shares of Burnup in exchange for 100% of the shares of CT Group. Under generally accepted accounting principles, the Acquisition was accounted for as a purchase by the CT Group and, therefore, the accompanying financial statements and disclosures are those of the CT Group only. Immediately following the Acquisition, the name of Burnup was changed to MasTec, Inc. ("MasTec" or the "Company") and the fiscal year end was changed to December 31. See Condensed Pro Forma Financial Information in the Notes to the Combined Financial Statements for information regarding Burnup.

As a result of the Acquisition, the Company will be able to provide a wider range of engineering, cable design, installation and maintenance services to telephone, CATV and utility customers throughout the United States and abroad. The Company will provide such services through subsidiaries located principally in California, Florida, Georgia, Mississippi, North and South Carolina and Texas. In addition, the Company owns a manufacturer of uninteruptible backup power supplies for the CATV industry, a motion picture theater chain in the southeastern U.S. and a commercial printing and graphic arts company.

Operations of the Company are somewhat seasonal, and this has historically resulted in reduced revenues during the months of November, December and January relative to other months. During winter months, inclement weather in certain areas reduces the volume and efficiency of outside service activities. Additionally, certain utility services customers may reduce expenditures for outside plant construction and maintenance during the latter part of their budgetary year, which typically ends in December.

The sale of the Company's goods and services to foreign markets is expected to generate less than 5% of revenues for fiscal year 1994. Burnup's sales to foreign markets generated less than one percent of revenues for its 1993 fiscal year. The Company is currently pursuing additional offshore opportunities and has entered into joint venture agreements with local partners in certain South American and east European countries to provide telecommunications services. The Company intends to finance its portion of such projects with internally-generated funds and, as necessary, through the redeployment of machinery and equipment, technical expertise and supervisory personnel from certain domestic areas of operation.

The CT Group's backlog of orders which is substantially represented by written contracts and purchase orders and does not include work to be performed under telephone and utility master contracts, approximated $9 million at December 31, 1992 related to its General Construction Services.

The Company obtains the majority of its raw materials and supplies from customers for which it provides services.

CTF was incorporated under the laws of Florida in 1968. Since that date, CTF has performed engineering, construction and maintenance services for regional telephone companies, long distance carriers and private business, including BellSouth Telecommunications ("BellSouth"), pursuant to master contracts covering outside plant work, and customer installation and hookup services for cable television "CATV" subscribers. CTF currently holds three such master contracts, expiring at various times through 1996, for Dade County and south Broward County, Florida. The revenues generated under such contracts constitute
approximately 64% of CT Group's total combined revenues.   CTF also provides
fiber-optic installation services which require specialized skills for BellSouth and alternate access providers. Customers typically supply materials such as poles, cable, conduit and telephone equipment, and the CT Group provides expertise, tools and equipment necessary to perform the installation services and engineering and other types of personnel to supplement day-to-day requirements of telephone companies and to meet their emergency and peak load maintenance and installation needs. CTF also provides construction and maintenance services under individual contracts to local utilities, including the Miami-Dade Water and Sewer Authority. The services provided to telephone, CATV and utility companies are collectively referred to as Utilities Services.

CT was incorporated under the laws of Florida in 1990 to engage in selected construction projects in the public and private sectors ("General Construction Services"). In 1990, a joint venture (the "9001 Joint Venture"), of which CT is the majority partner, was established for the purpose of constructing a detention facility in Dade County with a capacity of approximately 2,500 beds. The detention facility was completed in 1993. In September 1990, CT entered into a joint venture (the "OCT Joint Venture") of which CT is a 20% minority partner with Constructora Norberto Odebrecht, an international construction contractor, to construct governmental projects. The OCT Joint Venture has completed the Brickell Extension Project of the City of Miami's Metro Mover, an elevated transportation system, and has as of December 31, 1993 completed approximately 56% of the construction of a landfill in south Dade County.

In May 1992, CT merged with Communication Contractors, Inc., an affiliate of CTF engaged primarily in providing manpower and equipment to CTF. Since the merger, work under the BellSouth master contracts has been primarily subcontracted to CT.

In the latter part of 1992, the CT Group entered into a joint venture for the removal of debris related to Hurricane Andrew. The CT Group has a 25% interest in this venture and recorded approximately $1,087,000 of income during 1993 related to its equity in the earnings of this venture. The venture was essentially completed in 1993.

See "Business Segments" in Note 11 to the Combined Financial Statements for information related to revenues, operating profits, and identifiable assets of each of the CT Group's principal business segments.

At December 31, 1993, the CT Group employed 437 people and Burnup employed 1,999 people.

As previously mentioned, the CT Group operates primarily in two industry segments: the Utilities Services and General Construction Services. See
Note 4 to the Combined Financial Statements for information related to revenues derived from work performed under MasTec contract. The Company may be compensated on an hourly basis or at a fixed unit price for services rendered. Master contracts are generally for one to three year terms and may be terminated upon 60 days notice by either party. Master contracts may be renewed through negotiations between the Company and its customers or customers may elect to award these contracts on the basis of competitive bidding.

Burnup's telephone and cable television and utility services industry segment operate in substantially the same manner as the CT Group's Utilities Services industry segment. However, Burnup provides its services in approximately 35 states and certain foreign countries. Additionally, Burnup operates a motion picture theatre chain consisting of 94 screens at 32 locations in Florida and two locations in Georgia. Twenty-two of the theatres are indoor and 12 are drive-ins. The Company derives a substantial portion of its theatre revenues and profits from food and beverage concessions which it operates in all of the theatres.

The market for Utilities Services is highly competitive and management believes the factors for success include quality, reliability, price and promptness of performance. Although most companies in this field tend to operate in a limited geographical area, a number of competitors may bid on a particular project without regard to location. On a national basis, neither the Company nor any of its competitors can be considered dominant in the industry, which is fragmented and characterized by a large number of small companies.

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

Providing General Construction services to the public and private sectors is highly competitive. Projects are awarded based on a bidding process.

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

Environment

The Company's facilities are subject to federal, state, and local provisions involving the protection of the environment. Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. To determine appropriate accrual amounts, management and outside experts review currently available facts to evaluate the probability and scope of potential liability. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, evolving governmental standards regarding liability, and changing technologies for handling site remediation and restoration. At December 31, 1993, $630,000 had been accrued for site remediation and is reflected in the Balance Sheet as part of "Other current liabilities" with a corresponding amount charged to costs of revenues. It is estimated that future additional costs, if any, in this respect will not be significant.

Item 2.     PROPERTIES

The CT Group's principal facilities are located in South Florida and consist of offices, equipment yards and temporary storage locations. The CT Group does not consider any specific owned or leased facility to be indispensable to its operations since much of the work is performed upon the customer's premises or upon public rights-of-way. In addition, the CT Group believes that equally suitable alternative locations are available in all areas where it currently does business.

Burnup owns two indoor and eight drive-in theatres located on approximately 117 acres in ten Florida cities and leases 18 indoor and three drive-in theatres located in 19 Florida cities and two indoor locations in south Georgia. Substantially all of the leased theatres are subject to long-term leases, many of which contain long-term renewal options that are exercisable at the discretion of the Company.

Burnup also owns a 60,000 square-foot printing plant located in Stuart, Florida and a 50,000 square foot manufacturing plant located in Athens, Georgia, each of which currently operates at less than full capacity. Other operations, principally telephone services, are conducted through approximately 53 subsidiary and branch locations, of which approximately 31 are owned. A majority of the leased facilities consists of offices and temporary equipment yards or storage locations which are subject to short-term or cancelable leases.

At December 31, 1993, the CT Group operated approximately 250 licensed vehicles, all of which are owned. In addition, it owns various types of construction equipment including approximately 65 off-road vehicles. Burnup operated approximately 1,400 licensed vehicles, substantially all of which are owned.
In addition, it owns various types of construction equipment including approximately 600 off-road vehicles.

The CT Group believes that its properties, as well as Burnup's, are generally in good condition and suitable for their intended uses. The Company has no material amounts of idle equipment.

In addition to its operating properties, Burnup owns approximately 1,850 acres of real estate located throughout central and southwest Florida which are being held for investment purposes as well as a 124,000 square foot plant located on approximately 43 acres in Freehold, New Jersey.

Certain of the Company's properties and vehicles are encumbered pursuant to loan agreements.

Item 3.     LEGAL PROCEEDINGS

The following is a summary of legal proceedings involving the Company.

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed on December 1990 by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, the members of the Board of Directors, and against National Beverage Corporation ("NBC"), as a purported class action and derivative lawsuit. In May 1993, plaintiff amended its class action and shareholder derivative complaint
(the "Amended Complaint"). The class action claims allege, among other things, that the Board of Directors, and NBC, as its then largest stockholder, breached their respective fiduciary duties in approving (i) the distribution to the Company's stockholders of all of the common stock of NBC owned by it
(the "Distribution") and (ii) the exchange by NBC of 3,846,153 shares of Common Stock for certain indebtedness of NBC held by the Company (the "Exchange") (the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), and allegedly placing the interests of NBC ahead of the interests of the other stockholders of the Company. The derivative action claims allege, among other things, that the Board of Directors has breached its fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of the Company to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages in an unspecified amount.

The Amended Complaint alleges that the Special Transaction Committee that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was not protected by the business judgment rule or conducted in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Amended Complaint also makes to other allegations which involve (i) further violations of the 1990 Settlement by the Company's engaging in certain transactions not approved by the Special Transaction Committee; (ii) the sale of a subsidiary of the Company to a former officer of the Company, (iii) the timing of the 1991 Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

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

William C. Deviney, Jr. v. Burnup & Sims Inc., et al. Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a
Telephone Services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. Alternatively, plaintiff seeks unspecified damages for breach of contract and for alleged breaches of fiduciary duties, and seeks an award of punitive damages and attorneys' fees for alleged bad faith conduct in connection with the stock purchase agreement and related matters. The Company believes that the allegations in the complaint are without merit and is vigorously defending this action. Additionally, the Company has filed counterclaims which, among other things, seek a declaratory judgment that the plaintiff's failure to satisfy certain material conditions terminated his rights under the stock purchase agreement. The evidentiary portion of the trial proceedings relative to these actions concluded on November 19, 1993. On June 8, 1994 the judge entered an Opinion of The Court which held for the Plaintiffs without specifying damages pending the issuance of a judgment. The opinion denied punitive damages
against the Company.   In the opinion of management, the ultimate outcome of the
legal proceedings is not expected to have a material adverse effect on the financial position of the Company.

Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, vs. Church & Tower, Inc., a Florida corporation, et al. Civil Action 93-07318 CA 20, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida on March 22, 1993, and amended on April 20, 1994, to include MasTec, Inc. The claim alleges that a CT Group employee was negligent in the operation of a truck and trailer combination which resulted in a death. Although no amounts are stated in the preliminary case filings, the plaintiff has made a demand for $7.2 million.

The Company is also a defendant in other legal actions arising in the normal course of business.

Management believes, based on consultations with its legal counsel, that the amount provided in the financial statements of the Company are adequate to cover the estimated losses expected to be incurred in connection with these matters.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote of security holders during the fourth quarter of the last fiscal year. On March 11, 1994, however, security holders of the Company voted on certain matters. Results of votes of security holders are included in the Company's quarterly report for the period ended March 31, 1994 and are hereby incorporated by reference.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

The following information relates to the Company's common stock, par value $.10 per share, (the "Common Stock") which currently trades on the NASDAQ National Market System under the symbol MASX (formerly BSIM). The high and low closing quotations of the Common Stock for each quarter of the last two fiscal years, as reported by NASDAQ, are set forth below:

                            1993                           1992
                      High        Low                High         Low

First Quarter     $ 3 7/16    $ 2 5/8            $ 8 3/4      $ 6 3/4
Second Quarter      2 7/16      2                  8 1/4        4
Third Quarter       4 1/8       1 7/8              5 1/8        3 3/4
Fourth Quarter      5 5/16      3 5/16             6            2 7/8


No cash dividends were declared for the years ended December 31, 1993 and 1992 with respect to the Company. See Note 3 to the Combined Financial Statements for information concerning the payment of dividends to the CT Group shareholders.

Item 6.     SELECTED FINANCIAL DATA

Five-year Summary of Operations and Financial Information

The following tables present summary historical combined financial information of CT Group, summary unaudited consolidated financial data for Burnup and summary unaudited pro forma consolidated financial data for the Company. The unaudited pro forma operating statement data for fiscal 1993 and 1992 assume that the Acquisition had occurred on January 1, 1992. The unaudited pro forma balance sheet data assume that the Acquisition had occurred on December 31, 1993. The unaudited pro forma consolidated financial data do not purport to represent what the Company's consolidated results of operations or financial position actually would have been had the Acquisition occurred on the dates indicated, or to project the Company's results of operations or financial position for any future period or date. The summary unaudited pro forma data should be read in conjunctin with the Combined Financial Statements.

(In Thousands, Except Earnings Per Common Share)


                                                  CT Group
                                            Years Ended December 31

                                   1993      1992      1991      1990      1989
Statement of Operations Data:
Contract Revenue                $ 44,683  $ 34,136  $ 31,588  $ 18,640  $ 15,670
Costs and Expenses                39,108    25,441    25,841    14,196    12,896
Income from Operations             5,575     8,695     5,747     4,444     2,774
Net Income                         6,752     8,280     5,301     4,757     3,093
Common Shares Outstanding (1)     10,250    10,250    10,250    10,250    10,250
Earnings per Common Share (1)   $   0.66   $  0.81  $   0.50  $   0.47  $   0.30

Balance Sheet Data
  (at end of period):
Working Capital                 $  9,091  $ 12,767  $  7,154  $  5,209  $  4,254
Property - Net                     4,632     3,656     2,406     2,100     2,039
Total Assets                      21,325    23,443    11,733     8,849     7,613
Non-Current Debt                   3,579       855       371       333       323
Stockholders' Equity(2)           10,942    15,690     9,436     7,296     6,127



                                                  Burnup
                                            Years Ended January 31

                                   1994      1993      1992      1991      1990
Statement of Operations Data:
Contract Revenue                $137,732  $143,990  $155,254  $188,656  $181,474
Costs and Expenses               147,953   148,720   153,612   192,983   175,724
Income (Loss) from Operations    (10,221)   (4,730)    1,642    (4,327)    5,750
Net Income                        (7,294)   (2,992)      731    (3,138)    4,384
Common Shares Outstanding          8,768     8,768     8,768     9,664     9,662
Earnings per Common Share       $  (0.83)  $ (0.34) $   0.08  $  (0.32) $   0.45

Balance Sheet Data
  (at end of period):
Working Capital                 $ 17,308  $ 19,175  $ 24,003  $ 27,009  $ 50,266
Property - Net                    16,875    18,252    22,760    24,234    30,927
Total Assets                     101,798   107,550   116,816   131,914   148,488
Non-Current Debt                  32,028    37,036    38,506    38,095    47,082
Stockholders' Equity              33,988    40,098    43,090    58,966    61,962

                                      Pro Forma (3)
                            (CT Group and Burnup Combined)
                               Years Ended December 31,

                                   1993      1992
Statement of Operations Data:
Contract Revenue                $182,415  $178,126
Costs and Expenses               187,449   176,590
Income (Loss) from Operations     (5,034)    1,536
Net Income (Loss)                 (2,621)      724
Common Shares Outstanding (4)     15,865    15,865
Earnings (Loss) per Common
 Share (4)                      $  (0.17)  $  0.05

Balance Sheet Data
  (at end of period):
Working Capital                 $ 18,581
Property - Net                    44,048
Total Assets                     137,112
Non-Current Debt                  35,607
Stockholders' Equity              44,311

  (1) Reflects the shares of the Company's common stock received by the former stockholders of the CT Group pursuant to the Acquisition.

  (2) See Note 3 to the Combined Financial Statements regarding dividends declared.

  (3) The pro forma amounts have been prepared based upon the same assumptions as are used in preparing the Pro Forma Condensed Financial Statements included in the notes to the financial statements.

  (4) Reflects the shares which would have been outstanding had the Acquisition occured on January 1, 1992.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Combined Financial Statements and notes thereto included elsewhere herein.

Results of Operations

Revenues

Revenues for the fiscal year ended December 31, 1993, were $44,683,403 compared to $34,135,788 for the year ended December 31, 1992 and $31,588,228 for the year ended December 31, 1991. These increases resulted primarily from an increase in the CT Group's customer base coupled with an increase in the volume of work from BellSouth arising in connection with the rebuilding necessitated by Hurricane Andrew, the expansion of outside plant systems approved under BellSouth's increased Master Budget Plan and the growth in private sector telecommunication projects. The revenues generated by services provided to BellSouth constitutes substantially all of the increase in total combined revenues. Accordingly, the loss of all or a significant portion of work from BellSouth could have a material adverse impact on the CT Group's results of operations.
                                                            Page 11 of 50
<Page)
Operating Costs and Expenses

Cost of revenues increased from $22,162,792 in 1992 to $28,729,144 for the year ended December 31, 1993, and was 64%, 65% and 73% of revenues for the years ended December 31, 1993, 1992 and 1991, respectively. Consequently, the increase in gross profit from $11,601,508 in the prior year to $15,344,991 for 1993 was due primarily to an increase in revenues without a commensurate increase in fixed costs. The decrease in cost of revenues as a percentage of revenue from 1991 to 1992 primarily as a result of overall improvements on operational efficiencies.

General and administrative expenses for the year increased by $6,581,472 from $3,289,163 in the prior year to $9,870,635 due primarily to bonuses paid to certain employee/shareholders as a result of a change in tax status in contemplation of the Acquisition coupled with non recurring expenses associated with provisions for litigation and environmental expenditures. Expressed as a percentage of revenues, general and administrative expenses were 22% in 1993, 10% in 1992 and 9% in 1991.

Depreciation increased by $237,780 from $371,488 in the prior year to $609,268 primarily as a result of the acquisition of construction equipment and vehicles required to support the volume increase and scheduled fleet replacement. Expressed as a percentage of revenue, depreciation and amortization expense was 1% in 1993, 1992 and 1991.

Other Income and Expenses

Interest expense of $133,572 for 1993 increased by $100,047 compared to $33,525 in 1992 and $104,793 compared to $28,779 in 1991. These increases are a result of financing incurred in connection with the acquisition of construction equipment and vehicles.

Other expenses increased $289,976 from 1992. This was primarily due to a loss on disposition of assets of $282,000. Other income in 1992 increased by $124,149 from 1991. This increase was primarily a result of insurance proceeds received in 1992 as repayment of expenses incurred by the Group in 1991.

The CT Group's equity in earnings of its unconsolidated joint ventures increased by $1,560,469 from 1992. During 1993, the Group recorded income of approximately $1,087,000 related to its joint venture for the removal of debris related to Hurricane Andrew. In 1992, as a result of non-payment of certain change orders, the OCT Joint Venture incurred a loss. CT's portion of such loss was $372,972 representing its twenty percent (20%) interest in the joint venture. These change orders were approved in 1993 and the resulting profit was recognized.

Pro Forma Results of Operations

The pro forma management's discussion and analysis is presented for informational purposes only and may not be indicative of the future results of operations or financial position of MasTec, or what the results of operations or fianancial position of MasTec would have been if the acquisition had occurred on January 1, 1992.

As a result of the Acquisition, the Company will adjust the value of certain assets and liabilities in accordance with generally accepted accounting principles. See Note 13 to the Combined Financial Statements for a detailed description of the adjustments. As a result of these adjustments, on a pro forma basis for fiscal year 1993 and 1992, assuming that the Acquisition was effective on January 31, 1992, the Company would have reported a net loss of $2.6 million for 1993 and net income of $0.7 million for 1992.

Pro Forma Revenue

Revenues in 1993 would have increased by $4.3 million as a result of an increase in the volume of work by the CT Group from BellSouth arising in connection with the rebuilding necessitated by Hurricane Andrew, offset by a decline in revenue generated by Burnup as a result of uncommonly harsh winter conditions which reduced the volume and efficiency of outside plant service activity.

Pro Forma Operating Costs and Expenses

Cost of revenues would have increased from $148.4 million to $154.1 million and would have been 85% and 83% as a percentage of revenues for 1993 and 1992, respectively. The decrease in gross profit reflects and losses incurred on Burnup's telephone service contracts, mobilization expenses related to changes in geographic areas of operation, and start-up costs caused by the diversification of commercial printing services offered by Burnup.

General and administrative expenses for the year would have increased by $8 million from $20.4 million for 1992 to $28.4 million for 1993. This increase would have been primarily due to bonuses paid to certain employee/shareholders of the CT Group as a result of a change in tax status in contemplation of Acquisition, as well as increased stock option compensation incurred by Burnup based upon an increase in the market value of the common stock coupled with non-recurring expenses associated with provisions for litigation and environmental expenditures recorded by the CT Group. Expressed as a percentage of revenues, general and administrative expenses would have been 16% in 1993 and 11% in 1992.

Depreciation and amortization would have decreased by $3.2 million from $6.5 million for 1992 to $3.3 million for 1993 primarily as a result of the write-off of certain goodwill recorded by Burnup in 1992. Expressed as a percent of revenue, depreciation and amortization expense would have been 1.8% and 3.7% for 1993 and 1992, respectively.

Pro Forma Other Income and Expense

Interest expense would have decreased by $0.6 million from $4.9 million for 1992 to $4.3 million for 1993 due to reduced levels of Burnup borrowings offset by an increase in the CT Group borrowings required to support volume increases and scheduled fleet replacements.

Other income decreased by $0.9 million from $3.6 million in 1992 to $2.7 million in 1993. This would have primarily been due to a loss on disposition of assets by the CT Group and a write-down of certain tangible assets by Burnup.

The Company's effective tax rate would have decreased as a percent of pretax income from 25.8% for 1992 to 24.5% for 1993 primarily due to the effect on taxable income of certain state income taxes and reduced permanent differences resulting from the 1992 goodwill write-off.

Liquidity and Capital Resources

Cash and cash equivalents decreased $1,260,445 from $10,190,412 at December 31, 1992 to $8,929,967 at December 31, 1993. Working capital decreased from $12,767,411 at December 31, 1992 to $9,091,495 at December 31, 1993. The
decrease in working capital resulted primarily from a decrease in cash and contract receivables. During the year ended December 31, 1993, the CT Group declared dividends otalling $11,500,000 of which $8,500,000 was paid prior to year end.

In 1993, cash of $8,411,250 was generated from operations. Cash of $1,212,374 was used in investing activities, including investmens in unconsolidated joint ventures of $660,000 offset by distributions from such ventures of $1,484,000 and $2,036,374 was used primarily for additions to machinery and equipment. Cash of $8,500,000 was used to pay distributions to shareholders.

The CT Group's principal sources of liquidity were internally generated cash, and, to a lesser extent, trade financing. The CT Group currently has no material commitments for capital expenditures. Management expects to meet its future working capital needs primarily through cash flow from operations and to a lessor extent trade and external financing.

As a result of the Acquisition, significant adjustmenst to the balance sheet will be recorded (See Note 13 to the Combined Financial Statements).

The CT Group assumed the existing debt of Burnup pursuant to the Acqusition. The debt agreements contain, among other things, restrictions on the payments of dividends and require the maintenance of certain financial convenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends.

The Company anticipates that operating cash requirements, capital expenditures, and debt service will substantially be funded from cash flow generated by operations and, to a lesser extent, external financing. The Company currently has no material commitments for capital expenditures; however, it is continuoulsy evaluating the need for fleet improvements.

Environmental matters

The CT Group is in the process of removing, restoring and upgrading underground fuel storage tanks. As explained more fully in the notes to the Combined Financial Statements, the CT Group does not expect the ultimate disposition of the matters to have a material adverse effect on its financial position or results of operations.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Combined Financial Statements and Combined Financial Statement Schedules on page 12.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 11, 1994, the Company changed accountants. For further information, refer to Form 8-K, Item 4, filed on March 18, 1994 which is hereby incorporated by reference.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information relating to directors of the Company under the caption "MANAGEMENT," contained on pages 47 through 52 of the Company's Proxy Statement filed February 11, 1994 related to the Annual and Special Meeting of Shareholders held on March 11, 1994 which is hereby incorporated by reference.

The following information indicates the position and age of the executive officers at December 31, 1993 of the CT Group:

Officer                Age     Positions and offices presently held and
                               business experience

Jorge L. Mas Canosa    54      President and Chief Executive Officer of CTF
                               during the past five years

Jorge Mas              30      During the past five years has served for part or
                               all of such period as President and Chief
                               Executive Officer of CT (and its predecessor company Communication Contractors, Inc.) Neff
                               Rental Inc., Neff Machinery, Inc., Atlantic Real
                               Estate Holding Corp. & U.S. Development Corp., each a company controlled by the CT Group stockholders.


Pursuant to the Acquisition, the following individuals were appointed officers of the Company.

Officer                Age     Position           Principal Occupation
                                                  or Employment during the
                                                  Past Five Years

Jorge L. Mas Canosa    54    Chairman of the      President and Chief Executive
                             Board of Directors   Officer of CTF during the
                                                  past five years

Jorge Mas              30    President, Chief     President and Chief Executive
                             Executive Officer    Officer  of  CT (and its
                                                  predecessor company
                                                  Communication Contractors,
                                                  Inc.) Neff Rental Inc., Neff
                                                  Machinery, Inc., Atlantic Real
                                                  Estate Holding Corp. & U.S.
                                                  Development Corp., each a
                                                  company controlled by the
                                                  CT Group stockholders.

Ismael Perera          45    Senior Executive     Director of Network Operations
                             Vice President -     for BellSouth Telecommunica-
                             Operations           tions prior to joining C & T
                                                  Group. Over 23 years
                                                  experience in the Tele-
                                                  communications industry.

Carlos A. Valdes       31    Senior Vice-         Chief Financial Officer for CT
                             President, Finance   since 1991. Vice President
                                                  at First Union/Southeast Bank,
                                                  N.A. from 1986 to 1991.

Carmen Sabater         29    Corporate Controller Corporate Controller for
                                                  MasTec since April 1994.
                                                  Certified Public Accountant
                                                  affiliated with Deloite &
                                                  Touche, an international
                                                  public accounting firm since
                                                  1985.

Nancy J. Damon         44    Corporate Secretary  Paralegal for Burnup for over
                                                  four years. Paralegal for
                                                  Holland & Knight for five
                                                  years. Has over 20 years
                                                  legal expierence.
Item 11.     EXECUTIVE COMPENSATION

For the year ended December 31, 1993, CT Group paid the following amounts to its most highly compensated executive officers for their services in all capacities to the CT Group . The table below does not set forth certain of the tabular formats set forth in the SEC's recently expanded rules on executive compensation disclosure dealing with other annual compensation and long-term compensation awards and payouts, since no plans regarding awards or compensation existed during this period.

Name and Principal Position          Salary $            Bonus  $

Jorge L. Mas Canosa,                1,524,460           1,560,000
President of CTF

Jorge Mas, President and
Chief Executive Officer of CT         852,000             832,000

For the eight month period ended December 31, 1993, Burnup paid the following amounts to its most highly compensated executive officers for their services in all capacities to Burnup . The table below does not set forth certain of the tabular formats set forth in the SEC's recently expanded rules on executive compensation disclosure dealing with other annual compensation and long-term compensation awards and payouts, since no plans regarding awards or compensation existed during this period.

Name and Principal Position          Salary $            Bonus  $

Nick A. Caporella, Chairman of
the Board, President and Chief
Executive Officer                     -0-                 -0-

Gerald W. Hartman, Senior Vice
President of the Company and
President of Burnup & Sims
ComTec, Inc. and Burnup & Sims
of California, Inc., wholly-
owned subsidiaries of the Company     140,000             -0-

Leo J. Hussey, Executive Vice
President, and Director of the
Company, and President of
Southeastern Printing Company,
Inc. and The Deviney Company,
wholly-owned subsidiaries of the
Company                               140,000             -0-

George R. Bracken, Vice President      66,667             -0-
& Treasurer

Pursuant to the Acquisition, the individuals listed above resigned their position with the Company and new executive officers were appointed by the Board of Directors. The following table sets forth the proposed annual base compensation for the Chief Executive Officer of the Company and the other two most highly compensated executive officers of the Company whose salary will exceed $100,000 during the 1994 fiscal year.

Name and Principal Position          Salary ($)

Jorge Mas, President and Chief        300,000
Executive Officer

Ismael Perera, Senior Vice            150,000
President-Operations

Carlos A. Valdes, Senior Vice-        115,000
President-Finance

Bonus compensation will be determined by the Compensation and Stock Option Committee of the Board of Directors. The aforementioned officers and other key salaried employees of the Company will be eligible to receive options and awards as determined from time to time by the Compensation and Stock Option Committee of the Board of Directors. See the description of the stock option plans of the Company contained on pages 38 through 44 of the Company's Proxy Statement filed February 11, 1994, related to the Annual and Special Meeting of Shareholders held on March 11, 1994 (the "Meeting"), which is hereby incorporated by reference. The referenced plans were approved by the stockholders at the Meeting.

Options Granted

No options were granted by the CT Group during the year ended
December 31, 1993. As described in the Notes to Burnup's Form 10-Q for the quarterly period ended July 31, 1993, which is hereby incorporated by reference, options to purchase 238,000 shares were cancelled and replaced with options to purchase 114,000 shares. Additionally, options to purchase 137,000 shares were granted.

Aggregate Fiscal Year-End Stock Option Value Table

There were no stock options outstanding for the CT Group as of December 31, 1993.

The following table summarizes the options held at December 31, 1993 by individuals named in the Summary Compensation Table for Burnup; no stock options were exercised by such persons during the eight month period December 31, 1993. Such options however, were exercised in March 1994 as a result of the Acquisition.

                       Number of Unexercised          Value of Unexercised
                            Options at                In-the-Money Options
                        December 31, 1993 (#)         at December 31, 1993 ($)

Name               Exercisable    Unexercisable    Exercisable    Unexercisable

Nick A. Caporella    100,000             0         $ 583,750       $      0
Leo J. Hussey         30,000        10,000           175,125         39,375
Gerald W. Hartman     20,000         5,000           116,750         19,687
George R. Bracken      4,500             0            26,269              0


The following table summarizes the options granted on March 11, 1994 by individuals named in the Summary Compensation Table for the new executive officers of the Company; such options are exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised at an exercised price no less than the fair market value of the shares at grant date.

                       Number of Unexercised          Value of Unexercised
                            Options at                In-the-Money Options
                        March 31, 1994 (#)            at March 31, 1994 ($)

Name               Exercisable    Unexercisable    Exercisable    Unexercisable

Jorge Mas                0              0               0              0
Ismael Perera            0             20,000           0              0
Carlos A. Valdes         0             20,000           0              0


Long-Term Incentive and Pension Plans

The CT Group and Burnup do not have any long-term incentive or pension plans.

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1934, as amended, that might incorporate future filings, including this transition report on Form 10-K, in whole or in part, the following Compensation and Stock Option Committee Report and Performance Graph shall not be incorporated by reference into any such filings.

Report of the Compensation and Stock Option Committee

The CT Group did not have a compensation and stock option committee. The following report is that of the Company's Compensation Committee.

The Compensation and Stock Option Committee of the Board of Directors is responsible for approving the compensation levels of the executive officers of the Company, including the Chief Executive Officer. The Compensation Committee also reviews with the Chief Executive Officer guidelines for salary adjustments and aggregate bonus awards applicable to management and employees other than executive officers. The Compensation Committee, which is composed of three non-employee directors of the Company, reviews its recommendations with the members of the Board. The following report is submitted by the Compensation Committee regarding compensation paid during the eight month period ended December 31, 1993:

The compensation program of the Company is designed to enable the Commpany to attract, motivate, reasonably reward, and retain professional personnel who will effectively manage the assets of the Company and maximize corporate performance and stockholder value over time. Compensation packages include a mix of salary, incentive bonus awards, and stock options.

Salaries of executive officers are established based on an individual's performance and general market conditions. Salary levels are determined based upon the challenge and responsibility of an individual's position with the Company and are dependent on subjective considerations. In addition to paying a base salary, the Company provides incentive bonus awards as a component of overall compensation. Bonus awards are measured based upon overall performance of the executive officer's area of responsibility or operating performance of the operation under control of the executive, if any. Due to the fact that Burnup's financial results for the last three years reflect volume declines and net losses, salaries of executive officers during the eight months ended December 31, 1993, (with certain exceptions for outstanding merit) are frozen at previous levels. In addition, in light of these factors, the Burnup's President and Chief Executive Officer and Chairman of the Board prior, to the Acquisition, Nick A. Caporella, declined to accept any salary or bonus compensation for fiscal years 1992 or 1993 and through the eight months ended December 31, 1993.

Long-term incentive compensatin for executives consisted of stock-based awards made under the Company's two non-qualified stock option plans (the "Option Plans"). The Option Plans provided for the granting of options to purchase Common Stock to key employees at $2.00. The Compensation Committee believes that the maximization of stockholder wealth through appreciation in the value of Common Stock is created through the use of stock options. At December 31, 1993, there were 205,300 stock options granted under the Option Plans held by executive officers.

Compensation and Stock Option Committee
Samuel C. Hathorn, Jr.
William A. Morse
Eliot C. Abbott

                                 PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on Common Stock from December 31, 1988 through December 31, 1993 for Burnup only with the cumulative total return of the S & P 500 Stock Index and a Burnup constructed index of two peer companies consisting of Dycom Industries, Inc. and the L.E. Myers Company. The graph assumes that the value of the investment in Common Stock was $100 on December 31, 1988 and that all dividends were reinvested. This data does not take into consideration what the cumulative stockholder return on common stock would have been had the Acquisition happened at an earlier date and is not necessarily indicative of future results.

                             1988     1989     1990      1991     1992     1993

Burnup & Sims Inc.          100.00    90.00    47.33     21.33    14.67    31.33
Dycom Industries, Inc.      100.00    86.59    59.46     70.43    32.93    25.61
L.B. Myers Company Group    100.00   200.89   454.77    456.02   471.93   336.24


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the names of all persons who, on March 31, 1994, were known by the CT Group to be the beneficial owners (as defined in the rules of the Securities and Exchange Commission) of more than 5% of the shares of Common Stock of the CT Group:

Name Beneficial          Amount and Nature of             Percent of
 Owner                   Beneficial Ownership                Class

Samuel C. Hathorn, Jr.            5,200(1)                      *
Jorge L. Mas Canosa           5,330,000                       33.2%
Jorge Mas                     3,936,000                       24.6%

All Executive Officers
 and Directors as a group
 (ten persons)                9,271,200                       57.8%

 (1) Includes 200 shares held by the children of Mr. Hathorn, as to which Mr. Hathorn discloses benefial ownership.

  *   Less than one percent.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 3 to the Combined Financial Statements.

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of the report.

     1. Combined Financial Statements
                                                                  Page
                                                                  Number

          Reports of Independent Accountants                      22-24

          Combined Balance Sheets at December 31, 1993 and 1992   25-26

          Combined Statements of Income and Retained Earnings
          for the three years ended December 31, 1993              27

          Combined Statements of Cash Flows for the three
          years ended December 31, 1993                           28-29

          Notes to Combined Financial Statements                  30-47

     2.   Financial Statement Schedules

          V  - Property, Plant and Equipment                       48

          VI - Accumulated Depreciation and Amortization of
               Property, Plant and Equipment                       49


Schedules other than those listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (b) Report on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1993. However, a Form 8-K was filed on March 18, 1994 regarding the Acquisition, change in name, change in fiscal year end and change in accountants and is hereby incorporated by reference.

Report of Independent Accountants

To the Boards of Directors and
Shareholders of Church & Tower Group

In our opinion, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Church & Tower Group at December 31, 1993, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Group's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE

Miami, Florida
April 22, 1994

Report of Predecessor Independent Accountants

To the Boards of Directors and
Shareholders of Church & Tower Group

We have audited the combined financial statements of the Church & Tower Group listed in the accompanying index as of December 31, 1992 and for each of the two years then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of 9001 Joint Venture, a joint venture that is majority-owned by a company in the Group, for the years ended December 31, 1992 and 1991. These statements reflect total assets of $3,064,573 as of December 31, 1992 and total revenues of $14,495,378 and $8,240,290 for each of the two years ended December 31, 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for 9001 Joint Venture, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Church & Tower Group as of December 31, 1992 and the results of their operations and their cash flows for each of the two years ended December 31, 1992 in conformity with generally accepted accounting principles.


VICIANA AND SHAFER

Coral Gables, Florida
June 15, 1993

Report of Independent Accountants

To the partners of
9001 Joint Venture

We have audited the balance sheet of 9001 Joint Venture as of December 31, 1992 and the related statements of earnings, partners' capital, and cash flows for each of the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 9001 Joint Venture as of December 31, 1992 and the results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles.


E.F. ALVAREZ & COMPANY

Miami, Florida
March 15, 1993

CHURCH & TOWER GROUP
COMBINED BALANCE SHEETS
December 31, 1993 and 1992


Assets                                          1993                   1992
- - -------                                         ----                   ----

  Cash and cash equivalents               $  8,929,967           $ 10,190,412
  Accounts receivable, net of allowance
    for doubtful accounts of $250,000
    in 1993                                  6,350,434              6,783,906
  Contract receivables                         400,000              2,542,833
  Other current assets                         186,234                129,558
                                          ------------           ------------
  Total current assets                      15,866,635             19,646,709
                                          ------------           ------------

  Investment in unconsolidated joint
    ventures                                   152,725                  5,000
                                          ------------           ------------

  Property and equipment, net                4,632,321              3,655,855
                                          ------------           ------------

  Other assets                                 673,122                135,142
                                          ------------           ------------

  Total assets                            $ 21,324,803           $ 23,442,706
                                          ============           ============





















The accompanying notes are an integral part of these combined financial statements.

CHURCH & TOWER GROUP
COMBINED BALANCE SHEET
December 31, 1993 and 1992



Liabilities and Shareholders' Equity           1993                    1992
- - ------------------------------------           ----                    ----
Current liabilities:
  Accounts payable and accrued expenses  $  3,323,865            $  4,291,580
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                    -                  1,527,012
  Current maturities of long-term notes
    payable                                   508,364                 691,667
  Current portion of notes payable to
    shareholders                              500,000                     -
  Other current liabilities                 2,442,911                 153,267
  Deficit in unconsolidated joint
    venture's capital account                     -                   215,772
                                          ------------           ------------

  Total current liabilities                  6,775,140              6,879,298


  Notes payable                              1,079,201                855,219
  Notes payable to shareholders              2,500,000                      -
                                          ------------           ------------

  Total  liabilities                        10,354,341              7,734,517
                                          ------------           ------------
  Commitments and contingencies                      -                      -
                                          ------------           ------------

  Minority interest in consolidated
      joint venture                             28,197                 17,751
                                          ------------           ------------

  Shareholders' equity:
    Common stock                             1,025,000              1,025,000
    Retained earnings                        9,917,265             14,665,438
                                          ------------           ------------

  Total shareholders' equity                10,942,265             15,690,438
                                          ------------           ------------

  Total liabilities and
     shareholders' equity                 $ 21,324,803           $ 23,442,706
                                          ============           ============



The accompanying notes are an integral part of these combined financial statements.

CHURCH & TOWER GROUP
COMBINED STATEMENTS OF INCOME AND RETAINED EARNINGS
Three Years Ended December 31, 1993


                                           1993           1992           1991
                                           ----           ----           ----

Contract revenue                     $ 44,683,403   $ 34,135,788   $ 31,588,228
                                     ------------   ------------   ------------
Costs and expenses:
  Cost of contract revenue (exclusive
   of depreciation shown separately
   below)                              28,729,144     22,162,792     22,969,522
  Depreciation                            609,268        371,488        359,236
  General and administrative expenses   9,870,635      3,289,163      2,795,528
  Interest expense                        133,572         33,525         28,779
  Interest income                        (314,524)      (206,881)      (226,722)
  Other, net                               80,532       (209,444)       (85,295)
                                     ------------   ------------   ------------
Total costs and expenses               39,108,627     25,440,643     25,841,048
                                     ------------   ------------   ------------

Income from operations                  5,574,776      8,695,145      5,747,180

Equity in earnings (losses) of
 unconsolidated joint ventures          1,187,497       (372,972)       179,051

Minority interest in earnings of
 consolidated joint venture               (10,446)       (42,618)      (625,542)
                                     ------------   ------------   ------------
Net income                              6,751,827      8,279,555      5,300,689
                                     ------------   ------------   ------------

Retained earnings, beginning of year
 (as restated for reverse acquisition) 14,665,438      8,411,017      6,271,083
Distributions to shareholders         (11,500,000)    (2,025,134)    (3,160,755)
                                     ------------   ------------   ------------

Retained earnings, end of year       $  9,917,265   $ 14,665,438   $  8,411,017
                                     ============   ============   ============

Earnings per common share            $       0.66   $       0.81   $       0.52
                                     ============   ============   ============










The accompanying notes are an integral part of these combined financial statements.

CHURCH & TOWER GROUP
COMBINED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1993

                                           1993          1992          1991
                                           ----          ----          ----
Cash flows from operating activities:
  Net income                          $ 6,751,827   $ 8,279,555    $ 5,300,689

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization         609,268       371,488        359,236
    Loss on disposition of assets         282,640             -              -
    Equity in (earnings) losses of
     unconsolidated joint ventures     (1,187,497)      372,972       (179,051)
    Minority interest in net income of
     consolidated joint venture            10,446        42,618        625,542
    Changes in assets and liabilities:
      Decrease (increase) in net accounts
       receivable                         433,472    (4,304,916)       994,082
      Decrease (increase) in contract
       receivables                      2,142,833      (758,645)    (1,423,863)
      Decrease (increase) in other
       current assets                     111,324      (567,371)       111,775
      (Increase) in other assets         (537,980)      (91,037)             -
      (Decrease) increase in accounts
       payable and accrued expenses      (967,715)    2,520,005        667,310
      Increase (decrease) in other
       current liabilities              2,289,644       179,624       (167,472)
      (Decrease) increase in billings
       in excess of costs and estimated
       earnings on uncompleted
       contracts                       (1,527,012)    1,284,095         56,109
                                      ------------  ------------   ------------
Net cash provided by operating
    activities                          8,411,250     7,328,388      6,344,357
                                      ------------  ------------   ------------

Cash flows from investing activities:
  Distribution from unconsolidated joint
   venture                              1,484,000        48,000         24,051
  Investments in unconsolidated joint
   ventures                              (660,000)     (190,578)             -
  Investment in joint venture                   -        (5,000)             -
  Purchases of equipment, net          (2,036,374)   (1,739,864)      (327,288)
                                      ------------  ------------   ------------
Net cash used in investing activities  (1,212,374)   (1,887,442)      (303,237)
                                      ------------  ------------   ------------

CHURCH & TOWER GROUP
COMBINED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1993

Cash flows from financing activities:
  Proceeds from notes payable             989,271     1,700,000              -
  Principal payments on notes payable    (948,592)     (201,751)       (14,728)
  Distributions to shareholders        (8,500,000)   (2,025,134)    (3,160,755)
  Distributions to partners of
  consolidated joint venture                    -             -       (602,549)
  Repayment of loans from affiliates            -      (334,610)             -
                                      ------------  ------------   ------------
Net cash used in financing activities  (8,459,321)     (861,495)    (3,778,032)
                                      ------------  ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                      (1,260,445)    4,579,451      2,263,088

Cash and cash equivalents, beginning
  of year                              10,190,412     5,610,961      3,347,873
                                      ------------  ------------   ------------
Cash and cash equivalents, end of
  year                                $ 8,929,967   $10,190,412    $ 5,610,961
                                      ============  ============   ============

Supplemental disclosure of cash flow
 information:
  Cash paid during the year for
    interest                          $   133,570   $    33,525    $     4,496
                                      ============  ============   ============

Supplemental disclosure of noncash financing activities:
During 1993, the Group declared distributions to shareholders of $11,500,000. Of the amounts declared, $8,500,000 was paid in cash and $3,000,000 remains payable at December 31, 1993 as notes payable to shareholders.

















The accompanying notes are an integral part of these combined financial statements.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991

1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Church & Tower Group (the Group) represents the combination of two Florida corporations, Church & Tower of Florida, Inc. (CT Florida) and Church & Tower, Inc. (CT), which, prior to March 11, 1994, were owned by members of the Mas family. Effective March 11, 1994, the Group was acquired by Burnup & Sims Inc. See Note 2.

CT Florida, established in 1968, is engaged in the construction and maintenance of outside plant (underground cable and conduit, aerial lines, manholes, etc.) for utility companies servicing the geographical areas of Dade and Broward counties in South Florida. CT, incorporated in 1990 under the laws of the State of Florida, engages in construction contracts and serves, primarily, as CT Florida's manpower and equipment subcontractor.

CT Florida holds three Master Contracts with BellSouth Telecommunications (Bell South). The contracts expire at various times through 1996, and provide for annual price revisions based on changes in the construction price index, as calculated and published by the U.S. Department of Commerce. CT Florida also provides construction services under individual contracts to Bell South and Miami-Dade Water & Sewer Authority (Miami-Dade).

In 1990, CT formed 9001 Joint Venture for the purpose of constructing a detention center for Metro-Dade County. From its initial 60% interest in the joint venture, CT increased its participation to 89.8% and 99.7% during 1991 and 1992, respectively. Accordingly, the accounts of 9001 Joint Venture have been consolidated with the accounts of CT in the accompanying combined financial statements.

Also in 1990, CT entered into a joint venture agreement with an international construction contractor. In this venture, CT has had a 20% interest in two governmental projects and accounts for its investment under the equity method.

Effective June 1, 1992, CT merged its operations with those of Communication Contractors, Inc. (CCI) in a transaction accounted for as a pooling of interests. CCI, also wholly owned by a member of the Mas family, provided construction subcontracting services (manpower and equipment) to CT Florida during the year ended December 31, 1991 and for the period from January 1, 1992 through May 31, 1992. The accompanying financial statements for 1992 and 1991 include the operations of CCI.

In the latter part of 1992, the Group entered into a joint venture for the removal of debris related to Hurricane Andrew. The Company has a 25% interest in this venture and recorded approximately $1,087,000 of income during 1993 related to its equity in the earnings of this venture. The venture was essentially completed in 1993.

A summary of the significant accounting policies followed in the preparation of the accompanying combined financial statements is presented below:

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)
Principles of combination

The combined financial statements include the accounts of CT Florida and CT and their majority owned joint venture. All significant intercompany balances and transactions have been eliminated.

Revenue recognition

Revenues and related costs for short term construction projects are recognized when the projects are completed.

Revenues from long term construction contracts are recognized under the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and represent billings in excess of revenues recognized.

Property and equipment, net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized.

Beginning in 1993, the Group changed prospectively the estimated useful life of construction and excavation equipment from 10 to 7 years. This change in estimated useful lives did not have a material effect on the 1993 financial statements.

Income taxes

CT Florida and CT have elected to be taxed under the Subchapter S provisions of the Internal Revenue Code, which provide that taxable income is to be included in the Federal income tax returns of the individual shareholders. Accordingly, no provision for income taxes has been recorded in the accompanying combined statements of income and retained earnings.

As explained in Note 2, the Group has been acquired by Burnup & Sims Inc. ("Burnup"). As a result of this acquisition, the Group will be taxed as a C Corporation. Upon its change in tax status, the Group will record income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the Group to use the liability method of accounting for income taxes based on temporary taxable and deductible differences between the tax bases of the Group's assets and liabilities and their financial reporting bases. The change in tax status by the Group is expected to result in a net deferred tax asset of approximately $435,000 due to the tax effect of deductible temporary differences, principally related to certain provisions recorded at December 31, 1993 related to environmental and other matters.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

Earnings per share

Earnings per share for the three years ended December 31, 1993, were computed using the number of shares outstanding after giving effect to the exchange of shares at March 11, 1994 as described in Notes 2 and 10.

Cash and cash equivalents

The Group has defined cash and cash equivalents as those highly liquid investments purchased with an original maturity of three months or less.


Environmental expenditures

Environmental expenditures that result from the remediation of an existing condition caused by past operations, that do not contribute to current or future revenues, are expensed. Liabilities are recognized when cleanup is probable and the cost can be reasonably estimated.

Reclassifications

Certain accounts in the accompanying combined financial statements for the years ended December 31, 1992 and 1991 have been reclassified for comparative purposes.

2 - ACQUISITION:

On October 15, 1993, the shareholders of the Group entered an agreement, as amended, pursuant to which the Group was acquired, through an exchange of stock, effective March 11, 1994, by Burnup, a publicly traded company with business activities similar to the Group. As a result of the acquisition, the shareholders of the Group received approximately 65% of the shares of Burnup in exchange for 100% of the shares of CT and CT Florida. The reverse acquisition was accounted for as a purchase of Burnup by the Group. The name of the resulting merged entity was changed to MasTec, Inc. ("MasTec"). The results of operations of the Group will be included with those of MasTec for periods subsequent to the effective date of the acquisition.

3 - RELATED PARTY TRANSACTIONS:

The Group rents and purchases construction equipment from affiliates. During 1993, 1992 and 1991, the Group incurred approximately $249,000, $222,000 and $497,000 of equipment rental expense and purchased approximately $1,432,000, $127,000 and $605,000, respectively, from these affiliates.

Additionally, at December 31, 1993 and 1992 the Group had recorded $97,450 and $42,839 as amounts due from affiliates. These amounts are included in accounts receivable in the accompanying combined balance sheets.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

During 1993, the Group declared distributions to shareholders of $11,500,000. Of the amounts declared, $8,500,000 was paid in cash and $3,000,000 remains payable at December 31, 1993 in the form of notes payable to shareholders. The notes bear interest at the prime rate of interest plus 2% (8% at December 31, 1993) and are payable in semi-annual instalments of $500,000 beginning in August 1994, plus accrued interest, through February 1997. The loans are unsecured.

The Group is a party to certain non-cancelable operating leases expiring October 1998 with an affiliate related to its equipment yards. Annual rental payments are $48,000.

4 - SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Group provides construction services primarily to BellSouth and Miami-Dade. As a result, the Group is exposed to a concentration of credit risk with respect to these customers. Revenues from BellSouth and Miami-Dade for the years ended December 31, 1993, 1992 and 1991 were approximately $29.1 million, $22.3 million and $15.7 million; and $4.4 million, $1.9 million and $1.1 million, respectively. Accounts receivable from BellSouth and Miami-Dade at December 31, 1993 and 1992 were $3.3 million and $5.7 million; and $2.4 million and $108,000, respectively.

In addition, the Group, through its 9001 Joint Venture, recognized revenue from Metro-Dade County in connection with the construction of the detention center of approximately $10.7 million, $8.2 million and $14.4 million during the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992 there were contracts receivable from Metro-Dade County in the amount of $400,000 and $2,542,833, respectively.

5 - PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following as of December 31, 1993 and 1992:

                                                                Estimated
                                                               useful lives
                                   1993                1992      (in years)
                               ------------        ------------  ----------
Land                            $   216,395         $   216,395        -
Buildings and improvements          526,942             526,942      5-30
Machinery and Equipment           4,881,088           4,262,138      7-10
Office furniture and equipment      442,390             457,473        10
                               ------------        ------------
                                  6,066,815           5,462,948
Less-accumulated depreciation    (1,434,494)         (1,807,093)
                               ------------        ------------
                                $ 4,632,321         $ 3,655,855
                               ============        ============

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

6 - OTHER ASSETS:

Included in other assets at December 31, 1993, are approximately $541,000 of deferred costs related to the acquisition of Burnup.

7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

At December 31,1993 and 1992, accounts payable and accrued expenses consisted of the following:


                                        1993                    1992
                                        ----                    ----
  Trade accounts payable          $ 1,843,551             $ 3,278,170
  Accrued  insurance premiums         818,000                 640,000
  Accrued payroll                     240,814                 193,693
  Bank overdraft - 9001 Joint
   Venture                            281,500                       -
  Other accrued expenses              140,000                 179,717
                                  ------------            ------------
                                  $ 3,323,865             $ 4,291,580
                                  ============            ============


8 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

Billings in excess of costs and estimated earnings on uncompleted contracts with Metro-Dade County at December 31, 1992, were as follows:

    Costs incurred on uncompleted
     contracts                         $  18,119,364
    Estimated earnings                     5,079,299
                                       -------------
                                          23,198,663
    Less - billings to date              (24,725,675)
                                       --------------
                                       $  (1,527,012)
                                       ==============

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

9 - NOTES PAYABLE:

Notes payable at December 31, 1993 and 1992 consisted of:

                                             1993                   1992
                                             ----                   ----
Instalment note payable to bank,
original amount of $2 million
fully disbursed in January 1993,
due in monthly instalments of
$41,667 plus interest at 7.7%
through January 1997, collateralized
by receivables and equipment.          $  1,561,112          $  1,010,729

Note payable to bank, payable in
monthly instalments of $19,444 plus
interest at Prime plus 1/2%
(6 1/2% at December 31, 1992)
beginning in May 1992 through April
1995, collateralized by receivables
and equipment.                                    -               502,778

Other                                        26,453                33,379
                                      -------------          ------------
                                          1,587,565             1,546,886
Less - current maturities                  (508,364)             (691,667)
                                      -------------          ------------
                                       $  1,079,201            $  855,219
                                      =============          ============

Principal maturities are as follows:
    1994                               $   508,364
    1995                                   508,365
    1996                                   569,477
    1997                                     1,359
                                       -----------
                                       $ 1,587,565
                                       ===========


10 - SHAREHOLDERS' EQUITY:

As a result of the reverse acquisition by the Group of Burnup in March 1994, described in Note 2, the Group's historical shareholders' equity has been retroactively restated in the accompanying combined balance sheets at December 31, 1993 and 1992. The restatement gives effect to the number of shares of MasTec received by the Group at the date of acquisition, as well as the par value of the shares received. The effect of the restatement is as follows:

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

                                       Additional
                            Common      paid in       Treasury      Retained
                             stock      capital         stock       earnings
1993                        ------     ----------     --------      ---------
- - ----
Historical amount       $     6,000   $   42,000    $  (14,169)  $ 10,908,434
Adjustment for reverse
 acquisition              1,019,000      (42,000)       14,169       (991,169)
                        -----------   -----------   -----------  -------------
Restated balances       $ 1,025,000   $        -    $        -   $  9,917,265
                        ===========   ===========   ===========  =============
1992

Historical amount       $     6,000   $   42,000    $  (14,169)  $ 15,656,607
Adjustment for reverse
 acquisition              1,019,000      (42,000)       14,169       (991,169)
                        -----------   -----------   -----------  -------------
Restated balances       $ 1,025,000   $        -    $        -   $ 14,665,438
                        ===========   ===========   ===========  =============
MasTec shares have a $.10 par value.

The weighted average number of shares outstanding used in the computations of earnings per share are summarized as follows:

                                        1993           1992             1991
                                        ----           ----             ----
Weighted average common
 shares outstanding                    6,000           6,000            6,000
Adjustment for shares
 received in connection
 with the reverse acquisition
 of Burnup                        10,244,000      10,244,000       10,244,000
                                  ----------      ----------       ----------
Weighted average shares
 used in the per share
 computations                     10,250,000      10,250,000       10,250,000
                                  ==========      ==========       ==========

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

11 - BUSINESS SEGMENTS:

Business segment information is summarized as follows:
(In thousands)

                                      1993           1992             1991
                                      ----           ----             ----
Contract revenue:
  Utility services               $  34,010      $  25,896        $  17,093
  General construction              10,673          8,240           14,495
                                ----------     ----------       ----------
Total                            $  44,683      $  34,136        $  31,588
                                ==========     ==========       ==========
Income from operations:
  Utility services                $  9,351      $   8,472        $   3,900
  General construction               2,266          2,149            2,747
  Corporate                         (6,042)        (1,926)            (900)
                                 ----------     ----------       ----------
Total                             $  5,575      $   8,695        $   5,747
                                 ==========     ==========       ==========
Identifiable assets:
  Utility services               $  17,405      $  17,726        $   6,658
  General construction                 400          3,065            2,738
  Corporate                          3,520          2,651            2,337
                                 ----------     ----------       ----------
Total                            $  21,325      $  23,442        $  11,733
                                 ==========     ==========       ==========
Depreciation expense:
  Utility services               $     609      $     371        $     359
                                 ----------     ----------       ----------
Total                            $     609      $     371        $     359
                                 ==========     ==========       ==========
Capital expenditures:
  Utility services               $   2,036      $   1,740        $     327
                                 ----------     ----------       ----------
Total                            $   2,036      $   1,740        $     327
                                 ==========     ==========       ==========

The Group's operations are organized into two principal business segments - utility services and general construction. Income from operations consists of income before equity in earnings of unconsolidated joint ventures and minority interest in earnings of consolidated joint venture. There are no material intersegment sales or transfers. Identifiable assets are those assets used for operations in each business segment. Corporate assets are principally invested cash and investments in unconsolidated joint ventures.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

12 - COMMITMENTS AND CONTINGENCIES:

In connection with certain construction contracts, the Group has signed certain agreements of indemnity in the aggregate amount of approximately $20 million, of which approximately $9 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts. Management believes that no losses will be sustained from these agreements.

Federal, state and local laws and regulations govern the Group's operation of underground fuel storage tanks. The Group is in the process of removing, restoring and upgrading these tanks, as required by the applicable laws, and has identified certain tanks and surrounding soil which will require remedial cleanups.

Under the terms of the contract with Metro-Dade County, the Group has provided a warranty to the County with respect to materials and workmanship for a one year period from the date of substantial completion, as defined in the contract. In management's opinion, no significant losses are expected as a result of this warranty.

Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, vs. Church & Tower, Inc., a Florida corporation, et al. Civil Action 93-07318 CA 20, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida on March 22, 1993, as amended on April 20, 1994, to include MasTec, Inc. The claim alleges that a Group employee was negligent in the operation of a truck and trailer combination which resulted in a death. Although no amounts are stated in the preliminary case filings, the plaintiff has made a demand for $7.2 million.

During the year ended December 31, 1993, the Group provided approximately
$2.3 million, net of $1 million of insurance coverage, related to the above matters. This amount has been included in other current liabilities in the accompanying combined balance sheet at December 31, 1993. Management believes, based on consultations with its legal and other advisors, that the amount provided is adequate to cover the estimated losses expected to be incurred in connection with these matters.

In November 1993, Albert H. Kahn (the "plaintiff") filed a class action and derivative complaint, Civil Action 13248, (the "1993 Complaint") against Burnup, the members of Burnup's Board of Directors, CT, CT Florida, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas (CT, CT Florida, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas are referred to as the "CT Defendants"). In December 1993, plaintiff amended the 1993 Complaint ("1993 Amended Complaint").
The 1993 Amended Complaint alleges, among other things, that (i) the Burnup's Board of Directors and National Beverage Corp. ("NBC"), as Burnup's largest stockholder at the time, breached their respective fiduciary duties by approv-
 the acquisition which, according to the allegations of the 1993 Complaint, benefits Mr. Caporella at the expense of Burnup's stockholders, (ii) the CT Defendants had knowledge of the fiduciary duties owed by NBC and Burnup's Board

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

of Directors and knowingly and substantially participated in their breaches thereof, (iii) the Special Transaction Committee of Burnup's Board of Directors which approved the Acquisition Agreement and Redemption was not independent and, as such, was not in accordance with the 1990 Settlement, (iv) Burnup's Board of Directors breached its fiduciary duties by failing to take an active and direct role in the sale of the Company and failing to ensure the maximization of stockholder value in the sale of control of the company; and (v) Burnup's Board of Directors and NBC, as Burnup's largest stockholder, breached their respective fiduciary duties by failing to disclose completely all material information regarding the acquisition. The 1993 Complaint also claims derivatively that each member of Burnup's Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing Burnup's affairs. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the acquisition. On March 7, 1994, the court heard arguments with respect to plaintiff's motion to enjoin the acquisition and on March 10, 1994, the court denied plaintiff's request for injunctive relief.

The Company believes that the allegations in the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend this action.

Effective January 1994, the Group entered into a non-cancelable operating lease for its office facilities. Future minimum rentals under the lease agreement are $123,900 for 1994 and 1995.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)


13 - CONSOLIDATED PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

The following unaudited pro forma consolidated statements of income of Burnup and the CT Group for the years ended December 31, 1992 and 1993 are presented as if the acquisition had occurred on January 1, 1992. The unaudited pro forma consolidated balance sheet is presented as if the acquisition had occurred on December 31, 1993.

The pro forma data is presented for informational purposes only and may not be indicative of the future results of operations or financial position of MasTec, or what the results of operations or financial position of MasTec would have been if the acquisition had occurred on the dates set forth.

These pro forma consolidated financial statements should be read in conjunction with the historical combined financial statements and notes thereto of the CT Group included herein.

As discussed in Note 1, the acquisition will be treated as a "reverse acquisition" for financial reporting purposes, with the CT Group considered to be the acquiring entity. As a result, the pro forma adjustments include adjustments to reflect the estimated fair values of the net assets of Burnup; the capital structure has been adjusted to reflect the outstanding capital structure of the surviving legal entity. MasTec has not yet finalized the allocation of the purchase price but believes that a substantial portion of the purchase price ultimately will be allocated to property and real estate investments. The purchase accounting adjustments have been made assuming a fair value of $5.60 per share for Burnup's Common Stock, which was determined in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" using the average trading price for the period from the date the acquisition was announced to the date of consummation (March 11, 1994). The fair value approximates the price determined by the CT Group and Burnup in arriving at the number of shares to be issued.

The unaudited pro forma consolidated financial statements are derived from the historical financial statements of Burnup and the CT Group. The pro forma consolidated balance sheet combines Burnup's January 31, 1994 balance sheet with the CT Group's December 31, 1993 balance sheet. The pro forma consolidated statements of income combine Burnup's historical statements of operations for the twelve months ended January 31, 1994 and 1993 with the CT Group's historical statements of income for the fiscal year ended December
31, 1993 and 1992, respectively.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

MasTec, Inc.
PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)

                               CT  GROUP   BURNUP
                               December    January   PRO FORMA     CONSOLIDATED
                               31, 1993    31, 1994  ADJUSTMENTS     PROFORMA
                               ---------   --------  -----------    ----------

ASSETS
Current Assets
   Cash and Cash Equivalents  $  8,930  $   6,605   $   (227) (2)    $  15,308
   Accounts Receivable-Net
    and Unbilled Revenues        6,751     18,369                       25,120
   Other Current Assets            186     14,500     (2,500) (1)       12,186
                             --------- ----------  ------------     ----------
Total Current Assets            15,867     39,474     (2,727)           52,614
                             --------- ----------  ------------     ----------


Investment in NBC                    0     28,495    (17,401) (1)(3)    11,094
Property-Net                     4,632     16,875     22,541  (3)       44,048
Goodwill                             0      3,174        665  (3)        3,839
Other Assets                       826     13,780     10,911  (3)       25,517
                             --------- ----------  ------------     ----------


   TOTAL ASSETS               $ 21,325  $ 101,798   $ 13,989         $ 137,112
                             ========= ==========  ============     ==========

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

MasTec, Inc.
PRO FORMA CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS)

                              CT  GROUP   BURNUP
                              December    January    PRO FORMA     CONSOLIDATED
                              31, 1993    31, 1994   ADJUSTMENTS     PROFORMA
                              ---------   --------   -----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current Maturities of Debt   $  1,008  $   3,930   $                 $  4,938
 Accounts Payable and
     Accrued Expenses            3,324     11,815      5,092 (2)(5)     20,231
 Other Current Liabilities       2,443      6,421                        8,864
                             --------- ----------   -------------    ---------

   Total Current Liabilities     6,775     22,166      5,092            34,033


Other Liabilities                   28     13,616      9,517 (3)(4)(5)  23,161
                             --------- ----------  ------------     ----------

Long-Term Debt                   3,579     32,028                       35,607
                             --------- ----------  ------------     ----------


Shareholders' Equity
   Common Stock                  1,025      1,602     (1,024) (1)(2)     1,603
                                                              (7)
   Capital Surplus                         72,860    (30,587) (1)(2)    42,273
                                                              (5)(6)(7)
   Retained Earnings             9,918     33,666    (43,149) (4)(6)(8)    435

   Treasury Stock                         (74,140)    74,140  (7)            0
                             --------- ----------  ------------     ----------

Total Shareholders' Equity      10,943     33,988       (620)           44,311
                             --------- ----------  ------------     ----------

                              $ 21,325  $ 101,798   $ 13,989         $ 137,112
                             ========= ==========  ============     ==========

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)
                                     MasTec, Inc.
                  PRO FORMA CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                         (In Thousands Except Per Share Amounts)
                                  TWELVE MONTHS ENDED

                              CT  GROUP   BURNUP
                              December    January   PRO FORMA     CONSOLIDATED
                              31, 1993    31, 1994  ADJUSTMENTS       PROFORMA
                              --------- ----------  -----------      ---------
Revenues                      $ 44,683  $ 137,732   $                $ 182,415
                              --------- ----------  ------------     ----------
Costs and Expenses
 Costs of Revenues (exclusive
  of depreciation and
  amortization shown separately
  below)                        28,729    125,378                      154,107
 General and Administrative      9,870     18,528                       28,398
 Depreciation and Amortization     609      5,169     (2,450) (1)        3,328
 Interest Expense                  134      4,047        153  (2)        4,334
 Interest and Dividend Income     (315)    (3,922)     2,685  (3)       (1,552)
 Other                              81     (1,247)                      (1,166)
                              --------- ----------  ------------     ----------
    Total Costs and Expenses    39,108    147,953        388           187,449
                              --------- ----------  ------------     ----------
Income (Loss) Before Income
 Taxes, Equity in Earnings
 (Losses) of Unconsolidated
 Joint Ventures and Minority
 Interest in Earnings of
 Consolidated Joint Venture      5,575    (10,221)      (388)           (5,034)

Provision (Credit) for Income
 Taxes                               0     (2,927)     1,691 (4)        (1,236)
                              --------- ----------  ------------     ----------
Income (Loss) Before Equity in
 Earnings (Losses) of
 Unconsolidated Joint Ventures
 and Minority Interest in
 Earnings of Consolidated
 Joint Venture                   5,575     (7,294)    (2,079)           (3,798)

Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures  1,187          0                        1,187

Minority Interest in Earnings of
  Consolidated Joint Venture       (10)         0                          (10)
                              --------- ----------  ------------     ----------
NET INCOME (LOSS)             $  6,752  $  (7,294)  $ (2,079)        $  (2,621)
                              ========= ==========  ============     ==========

Average Shares Outstanding(5)   10,250      8,768     (3,153)           15,865
                              ========= ==========  ============     ==========
Earnings (Loss) Per Share     $   0.66  $    (.83)                   $   (0.17)
                              ========= ==========                   ==========

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)
                                    MasTec, Inc.
                PRO FORMA CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (In Thousands Except Per Share Amounts)
                               TWELVE MONTHS ENDED

                              CT  GROUP   BURNUP
                              December    January   PRO FORMA     CONSOLIDATED
                              31, 1992    31, 1993  ADJUSTMENTS     PROFORMA
                              ---------   --------  -----------    -----------

Revenues                      $ 34,136  $ 143,990   $                $ 178,126
                              --------- ----------  ------------     ----------
Costs and Expenses
 Costs of Revenues (exclusive
  of depreciation and
  amortization shown separately
  below)                        22,163    126,233                      148,396
 General and Administrative      3,289     17,075                       20,364
 Depreciation and Amortization     371      6,600       (433) (1)        6,538
 Interest Expense                   34      4,718        177  (2)        4,929
 Interest and Dividend Income     (207)    (4,038)     2,685  (3)       (1,560)
 Other                            (209)    (1,868)                      (2,077)
                              --------- ----------  ------------     ----------
    Total Costs and Expenses    25,441    148,720      2,429           176,590
                              --------- ----------  ------------     ----------
Income (Loss) Before Income
 Taxes, Equity in Earnings
 (Losses) of Unconsolidated
 Joint Ventures and Minority
 Interest in Earnings of
 Consolidated Joint Venture      8,695     (4,730)    (2,429)            1,536

Provision (Credit) for Income
 Taxes                               0     (1,738)     2,135 (4)           397
                              --------- ----------  ------------     ----------
Income (Loss) Before Equity in
 Losses of Unconsolidated Joint
 Ventures and Minority Interest in
 Earnings of Consolidated
 Joint Venture                   8,695     (2,992)    (4,564)            1,139

Equity in Losses of
  Unconsolidated Joint Ventures   (373)         0                         (373)

Minority Interest in Earnings of
  Consolidated Joint Venture       (42)         0                          (42)
                              --------- ----------  ------------     ----------

NET INCOME (LOSS)             $  8,280  $  (2,992)  $ (4,564)        $     724
                              ========= ==========  ============     ==========
Average Shares Outstanding(5)   10,250      8,768     (3,153)           15,865
                              ========= ==========  ============     ==========
Earnings (Loss) Per Share     $   0.81  $   (0.34)                   $    0.05
                              ========= ==========                   ==========

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

Notes to Unaudited Pro Forma Financial Statements

Balance Sheet
- - -------------

(1)  To record exchange with NBC as follows:


                                                        (000's)
     (a)  redemption of subordinated debenture
          and other investment included in Other
          current assets                               $  2,500
     (b)  redemption of subordinated debenture
          and other indebtedness included in
          Investment in NBC                            $ 15,401
     (c)  retirement of Common stock                   $    315
     (d)  reduction in Capital surplus                 $ 17,586

(2) To record stock options and stock appreciation rights ("SAR's") exercised by Burnup employees prior to the consummation date as follows:

     (a)  issuance of 163,100 shares of common
          stock par value $.10                         $     16
                                                      =========
     (b)  increase in capital surplus                  $  1,027
                                                      =========
     (c)  net decrease in cash from exercise of
          stock options and SAR's                      $    227
                                                      =========
     (d)  decrease in accrued compensation expense
          as a result of SAR's exercised               $  1,297
                                                      =========

(3)  To allocate the purchase price of $32,897,000
     (based on 5,777,592 shares outstanding at $5.60
     per share, plus transaction cost of $550,000)

     Net book value of Burnup at January 31, 1994      $ 33,988

     Less: Effect of exchange with NBC and loss
           for period to acquisition                    (21,363)
                                                      ---------

     Net book value at acquisition                       12,625

     Purchase price                                      32,906
                                                      ---------

     Excess purchase price over net assets acquired
       included in Capital Surplus                     $ 20,281
                                                      =========

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)

     Allocated as follows:

                                                   Incr. (Decr.)
                                                   in net assets
                                                   -------------

     (a)  Increase in Land included in Property
          to fair value                                 $20,471
     (b)  Increase in buildings included in
          Property to fair value                          2,070
     (c)  Increase in real estate investment
          included in Other assets to fair value         10,911
     (d)  Decrease in value of Investment in
          preferred stock and notes Receivables          (2,000)
     (e)  Decrease in value of historical Goodwill       (3,174)
     (f)  Increase in deferred taxes included in
          Other liabilities resulting from
          above adjustments                             (11,836)
     (g)  Goodwill on acquisition                         3,839
                                                        --------
                                                        $20,281
                                                        ========

(4) To recognize deferred tax asset of $435,000 included in Other liabilities regarding deductible temporary differences related to the Group.

(5) To accrue losses of $6,389,000 (related tax benefit of $1,884,000 included in Other liabilities) for period February 1, 1994, to acquisition. (These losses include $2,682,000 related to non recurring expenses in connection with the acquisition: bonus pool, transactions costs, options and SAR's).

(6)  To transfer from Retained earnings to
     Capital surplus $9,918,000 of the Group's retained earnings at December 31, 1993 considered to be permanently capitalized undistributed earnings.

(7) To retire 7,253,375 shares in treasury stock as follows:

     Common stock 7,253,375 shares @ $.10 par value    $   725
     Capital surplus                                    73,415
                                                      --------
                                                       $74,140
                                                      ========
(8)  To transfer to Capital Surplus Burnup's
     Retained earnings of $33,666,000 at
     January 31, 1994.

CHURCH & TOWER GROUP
NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 1993, 1992 AND 1991
(Continued)


Statement of Operations
- - -----------------------

(1) To record the effect on depreciation and amortization resulting from the adjustments described above as follows:

                                                   1993    1992
                                                   ----    ----
     (a)  depreciation expense on fair value
          of buildings which were revalued
          (20 year life)                           $279    $279
     (b)  elimination of historical depreciation-
          of revalued buildings per
          (a) above                                (556)   (556)
     (c)  elimination of historical goodwill
          amortization and writedown of
          Goodwill in April 1993 of $2,017,000   (2,365)   (348)
     (d)  amortization of goodwill on acquisition
          of Burnup (20 years)                      192     192
                                                  ------  ------

                                                 ($2,450)  ($433)
                                                 ========  ======

(2) To record increase in interest expenses as a result of the notes payable issued to the CT Group shareholders for dividends payable.

(3) To reverse interest income earned on NBC Subordinated Debentures and other indebtedness and reduced other income as a result of decreased cash.

(4) To record income tax benefit on pro forma adjustments and to record tax provision on the income of the CT Group as follows:

                                            1993    1992
                                            ----    ----
     (a)  tax provision on the income
          of the CT Group                  $2,536  $3,105
     (b)  tax benefit on pro forma
          adjustments                        (845)   (970)
                                           ------  -------

                                           $1,691  $2,135
                                           ======  =======

(5) Adjusted for redemption and issuance of shares as in the notes to the pro forma balance sheet.

                                    ********

CHURCH & TOWER GROUP
FINANCIAL STATEMENT SCHEDULES
DECEMBER 31, 1993

SCHEDULE V - PROPERTY, PLANT and EQUIPMENT

                           BALANCE    ADDITIONS                    BALANCE
1993                       12/31/92     AT COST   RETIREMENTS      12/31/93

LAND                     $  216,395                              $   216,395

BUILDINGS & IMPROVEMENTS    526,942                                  526,942

MACHINERY & EQUIPMENT     4,262,138  $ 2,095,742  $ 1,476,792      4,881,088

FURNITURE & FIXTURES        457,473       33,282       48,365        442,390
                         ----------  -----------  -----------    -----------
     TOTAL               $5,462,948  $ 2,129,024  $ 1,525,157    $ 6,066,815
                         ==========  ===========  ===========    ===========


                            BALANCE    ADDITIONS                    BALANCE
1992                       12/31/91     AT COST    RETIREMENTS     12/31/92

LAND                     $  216,395                              $   216,395

BUILDINGS & IMPROVEMENTS    526,942                                  526,942

MACHINERY & EQUIPMENT     2,780,098  $1,482,040                    4,262,138

FURNITURE & FIXTURES        399,318      58,155                      457,473
                         ----------  ----------   -----------    -----------
     TOTAL               $3,922,753  $1,540,195   $         0    $ 5,462,948
                         ==========  ==========   ===========    ===========


                           BALANCE    ADDITIONS                    BALANCE
1991                       12/31/90     AT COST    RETIREMENTS     12/31/91

LAND                     $  216,395                              $   216,395

BUILDINGS & IMPROVEMENTS    525,410  $    1,532                      526,942

MACHINERY & EQUIPMENT     2,433,162     652,212   $   305,276      2,780,098

FURNITURE & FIXTURES        383,419      15,899                      399,318
                         ----------  ----------   -----------    -----------
     TOTAL               $3,558,386  $  669,643   $   305,276    $ 3,922,753
                         ==========  ==========   ===========    ===========

CHURCH & TOWER GROUP
FINANCIAL STATEMENT SCHEDULES
DECEMBER 31, 1993

SCHEDULE VI - ACCUMULATED DEPRECIATION
                                     ADDITIONS
                           BALANCE   CHARGED TO                    BALANCE
1993                       12/31/92    EXPENSES    RETIREMENTS     12/31/93

BUILDINGS & IMPROVEMENTS $  203,310  $   18,367                  $   221,677

MACHINERY & EQUIPMENT     1,302,941     524,416   $   981,867        845,490

FURNITURE & FIXTURES        300,842      66,485                      367,327
                         ----------  ----------   -----------    -----------
     TOTAL               $1,807,093  $  609,268   $   981,867    $ 1,434,494
                         ==========  ==========   ===========    ===========

                                  ADDITIONS
                           BALANCE   CHARGED TO                    BALANCE
1992                       12/31/91    EXPENSES    RETIREMENTS     12/31/92

BUILDINGS & IMPROVEMENTS $  184,943   $  18,367                  $   203,310

MACHINERY & EQUIPMENT     1,096,772     206,169                    1,302,941

FURNITURE & FIXTURES        234,921      65,921                      300,842
                         ----------  ----------   -----------    -----------
     TOTAL               $1,516,636  $  290,457   $         0    $ 1,807,093
                         ==========  ==========   ===========    ===========


                                     ADDITIONS
                           BALANCE   CHARGED TO                    BALANCE
1991                       12/31/90    EXPENSES    RETIREMENTS     12/31/92

BUILDINGS & IMPROVEMENTS $  166,576  $   18,367                  $   184,943

MACHINERY & EQUIPMENT     1,143,209     262,624   $   309,061      1,096,772

FURNITURE & FIXTURES        180,745      54,176                      234,921
                         ----------  ----------   -----------    -----------
     TOTAL               $1,490,530  $  335,167   $   309,061    $ 1,516,636
                         ==========  ==========   ===========    ===========

MasTec, Inc.
FORM 10-K



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its be half by the undersigned, thereunto duly authorized.

MasTec, Inc.
(Registrant)

/s/ Carlos A. Valdes
- - ----------------------
Carlos A. Valdes
Senior Vice President
(Principal Financial and
 Accounting Officer)


Dated:  June 9, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Jorge L. Mas
- - -------------------------------
President & Chief Executive Officer
(Principal Executive Officer)


   /s/ Jorge Mas Canosa
- - -------------------------------
Chairman of the Board


  /s/ Arthur B. Laffer
- - ------------------------------
Director


  /s/  Eliot C. Abbott
- - -------------------------------
Director