Form 10-Q
period 1994-06-30
MASTEC INC
filed 1994-08-08
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1994
                                OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ------- to -------
                  Commission file number 0-3797

                          MasTec, Inc.
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               Delaware                           59-1259279
 --------------------------------------         ---------------
State or other jurisdiction of incorporation     (I.R.S. Employer
         or organization)                     Identification No.)

      8600 N.W. 36th Street, Miami, FL                   33166
  ----------------------------------------------  --------------
     (Address of principal executive offices)        (Zip Code)

                          (305) 599-1800
 ----------------------------------------------------------------
       (Registrant's telephone number, including area code)

                         Not Applicable
- - -----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

               Yes       X        No
               ---------------     -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock          Outstanding as of June 30, 1994
- - ------------------------------    -------------------------------
     $ .10 par value                        16,027,592

MasTec, Inc.
Form 10-Q
June 30, 1994
Index

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statements
          of Income for the Three and Six Month Periods Ended
          June 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . .  3

          Unaudited Condensed Consolidated Balance Sheet
          as of June 30, 1994 and Condensed
          Combined Balance Sheet as of December 31, 1993 . . . . . . . . . .  4

          Unaudited Condensed Consolidated Statements
          of Cash Flows for the Six Month Period
          Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . .  6

          Unaudited consolidated statement of Shareholders'
          Equity for the Six Month Period Ended June 30, 1994. . . . . . . .  8

          Notes to Condensed Consolidated
          Financial Statements (Unaudited) . . . . . . . . . . . . . . . . .  9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . . . . . . . . 17

   PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 20

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 20

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 20

 Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Part I - Financial information
Item 1. Financial Statements

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                   1994        1993        1994        1993
                                 ---------   ---------   ---------   ---------

Revenues                        $  36,616   $  14,427   $  53,773   $  28,156

Costs and Expenses
 Costs of Revenues (exclusive
  of depreciation and amortization
  shown separately below)          27,985       8,702      41,175      17,631
 General and Administrative         4,245       2,023       6,352       3,103
 Depreciation and Amortization      1,709         185       2,262         369
 Interest Expense -
  Borrowings                          895          41       1,222          81
  Notes to Shareholders                60           0         120           0
 Interest and Dividend Income        (474)        (41)       (609)       (103)
 Other                                (88)        (50)       (192)        (54)
                                 ---------   ---------   ---------   ---------

Total Costs and Expenses           34,332      10,860      50,330      21,027
                                 ---------   ---------   ---------   ---------
Income Before Income Taxes,         2,284       3,567       3,443       7,129
  Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures and
  Minority Interest

Provision for Income Taxes            793           0         395           0
                                 ---------   ---------   ---------   ---------
Income Before Equity in Earnings    1,491       3,567       3,048       7,129
 (Losses) of Unconsilidated Joint
 Ventures and Minority Interest

Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures        92        (500)        137      (1,000)
Minority Interest                       0          (3)          0          (6)
                                 ---------   ---------   ---------   ---------
NET INCOME                      $   1,583   $   3,064   $   3,185   $   6,123
                                 =========   =========   =========   =========
Unaudited Pro Forma Data:
Income Before Income Taxes                      3,064                   6,123
Provision for Income Taxes                      1,180                   2,357
                                 ---------   ---------   ---------   ---------
Net Income                      $   1,583   $   1,884   $   3,185   $   3,766
                                 =========   =========   =========   =========

Average Shares Outstanding         16,051      10,250      16,056      10,250

Earnings Per Share              $    0.10   $    0.18   $    0.20   $    0.37
The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                              JUNE 30, 1994  DECEMBER 31, 1993
                                               -----------      -----------
                                                (Unaudited)        (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents                     $     5,961      $     8,930
 Accounts Receivable-Net and Unbilled Revenues     27,163            6,751
 Notes Receivable from Shareholders                 3,570                0
 Inventories                                        4,694                0
 Deferred and Refundable Income Taxes               5,088                0
 Other                                              1,200              186
                                               -----------      -----------
  Total Current Assets                             47,676           15,867
                                               -----------      -----------

Investments in Preferred Stock and
  Long-Term Notes Receivable                       11,403                0
                                               -----------      -----------

Property-At Cost                                   55,467            6,066
Accumulated Depreciation                           (3,533)          (1,434)
                                               -----------      -----------
  Property-Net                                     51,934            4,632
                                               -----------      -----------

Real Estate Investments and Other Assets           28,182              826
                                               -----------      -----------

TOTAL ASSETS                                  $   139,195      $    21,325
                                               ===========      ===========























The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                               JUNE 30, 1994  DECEMBER 31, 1993
                                               -----------      -----------
                                                (Unaudited)        (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Current Maturities of Debt                     $   5,540      $       508
 Current Portion of Notes Payable to Shareholders   1,000              500
 Accounts Payable                                   6,681            2,265
 Accrued Insurance                                  4,056              818
 Accrued Compensation                               1,534              241
 Accrued Interest                                     582                0
 Accrued Income Taxes                               1,082                0
 Other                                              6,602            2,443
                                               -----------      -----------
  Total Current Liabilities                        27,077            6,775
                                               -----------      -----------

Other Liabilities                                  30,723               28
                                               -----------      -----------

Long-Term Debt                                     11,055            1,079
Notes Payable to Shareholders                       2,000            2,500
Convertible Subordinated Debentures                21,875                0
                                               -----------      -----------
  Total Long-Term Debt                             34,930            3,579
                                               -----------      -----------

Shareholders' Equity
   Common Stock                                     2,643            1,025
   Capital Surplus                                134,064                0
   Retained Earnings                                1,990            9,918
   Treasury Stock                                 (92,232)               0
                                               -----------      -----------
    Total Shareholders' Equity                     46,465           10,943
                                               -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   139,195      $    21,325
                                               ===========      ===========















The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
                                                     SIX MONTHS ENDED JUNE 30,
                                                        1994          1993
                                                      ---------    ---------
Cash Flows from Operating Activities:

 Net Income                                          $   3,185    $   6,123
 Adjustments  to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation and Amortization                         2,262          369
   Minority Interest in Earnings of Consolidated
      Joint Venture                                          0            6
   Equity in (Earnings) Losses of Unconsolidated
      Joint Ventures                                      (137)       1,000
   Changes in Assets and Liabilities Net of Effect
     of Reverse Acquisition of Burnup & Sims:
    Accounts Receivable-Net and Unbilled Revenues       (5,702)      (1,447)
    Inventories and Other Current Assets                   512         (295)
    Accounts Payable and Accrued Expenses                 (394)         621
    Interest and Income Taxes                           (1,007)           0
    Other Current Liabilities                             (750)        (449)
    Other Assets                                           202           83
    Other Liabilities                                     (149)         197
                                                      ---------    ---------
    Net Cash Provided (Used) by Operating Activities    (1,978)       6,208
                                                      ---------    ---------
Cash Flows from Investing Activities:
 Cash Acquired in Reverse Acquisition                    6,291            0
 Capital Expenditures                                   (2,197)      (1,363)
 Investments in Unconsolidated Joint Ventures             (140)        (660)
 Loans to Shareholders                                  (3,570)           0
 Investment in Unconsolidated Subsidiary                (1,000)           0
 Proceeds from Sale of Assets                               93            0
 Distributions from Unconsolidated Joint Ventures           75           65
                                                      ---------    ---------
 Net Cash Provided (Used) by Investing Activities         (448)      (1,958)
                                                      ---------    ---------
Cash Flows from Financing Activities:
 Debt Borrowings                                             0            0
 Proceeds from Note Payable                                  0          989
 Debt Repayments                                          (543)        (702)
                                                      ---------    ---------
 Net Cash Provided (Used) by Financing Activities         (543)         287
                                                      ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents    (2,969)       4,537

 Cash and Cash Equivalents - Beginning of Period         8,930       10,190
                                                      ---------    ---------
Cash and Cash Equivalents - End of Period           $   5,961    $  14,727
                                                      ---------    ---------
Cash Paid (Refunded) During the Period:
    Interest                                         $   1,682    $      79
    Income Taxes                                           (30)           0

The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Supplemental Disclosure Of Non-Cash Investing and Financing Activities

Fair Value Of Assets Acquired
  Accounts Receivables                                    $  17,941
  Inventories And Other Current Assets                        7,066
  Investments                                                11,403
  Property                                                   48,029
  Real Estate Investments And Other Assets                   23,754
                                                           ---------
  Total Non-Cash Assets                                     108,193
                                                           ---------
  Liabilities                                                46,341
  Long-Term Debt                                             35,098
                                                           ---------
Total Liabilities Assumed                                    81,439
                                                           ---------
Net Non-Cash Assets Acquired                                 26,754
Cash Acquired                                                 6,291
                                                           ---------
Purchase Price                                            $  33,045
                                                           =========

Property Acquired with Notes Payable                      $     142
                                                           =========

Note Payable for Purchase of Unconsolidated
    Subsidiary                                            $   2,244
                                                           =========
























The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In Thousands)
(Unaudited)
                                Common Capital   Retained  Treasury
                                 Stock Surplus   Earnings    Stock       Total
Balance December 31, 1993      $ 1,025 $      0  $  9,918  $      0   $  10,943
Net Income                                          3,185                 3,185
Equity Acquired in Reverse
  Acquisition                    1,618  122,951             (92,232)     32,337
Retained Earnings transferred
  to Capital Surplus                     11,113   (11,113)                    0
                                ------  -------   --------  --------   --------
Balance June 30, 1994          $ 2,643 $134,064  $  1,990  $(92,232)  $  46,465
                                ======  =======   ========  ========   ========










































The accompanying notes are an integral part of these financial statements.

MasTec
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements of MasTec have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operation or financial position of MasTec.

Under generally accepted accounting principles, the Acquisition was accounted for as a purchase by the CT Group and, therefore, the 1993 financial statements presented are those of the CT Group only. In addition, the results for the six months ended June 30, 1994, include the operations of the CT Group during such period and the operations of Burnup during the period March 11, 1994, through June 30, 1994.

The following information presents the unaudited pro forma condensed results of operations for the six months ended June 30, 1994 and 1993 of MasTec as if the Acquisition had occurred on January 1, 1993. Adjustments have been made related to purchase accounting and other matters related to the Acquisition. These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisition occurred on January 1, 1993.

                            PRO FORMA RESULTS OF OPERATIONS
                           FOR THE SIX MONTHS ENDED JUNE 30
                       (In Thousands Except Per Share Amounts)

                               1994                  1993
                            -----------           -----------
                            (Unaudited)           (Unaudited)

Revenues                     $ 74,041             $ 98,360

Net Income (Loss)                 107               (2,404)

Income (Loss) Per Share      $   0.01             $  (0.15)

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994 (Unaudited)

Pro forma revenues in 1994 decreased by $24.3 million mainly as a result of the completion in the latter part of 1993 of a construction project, an offshore utilities services contract, which was substantially completed in 1993, a reduction in the type of work performed in the first half of 1993 in Dade County as a result of Hurricane Andrew and divestiture of subsidiary in 1994 (See
Note 8).

The net pro forma result for the comparable period improved by approximately $2.5 million from a net loss of $2.4 million to a net income of $107,000 mainly due to the restructuring and closing during early 1994 of Burnup's unprofitable utilities services areas of operation and the write-off of tangible assets related to these areas.

The most significant adjustments to the balance sheet resulting from the Acquisition are disclosed in the supplemental schedule of non-cash investing activities in the statement of cash flows. The purchase price "paid" by the CT Group consisted of the market value of Burnup stock not acquired by CT Group shareholders in the merger of $32,355,000 (5,777,592 shares outstanding at a market value of $5.60 per share) and $690,000 in acquisition costs incurred by the CT Group, resulting in a total purchase price of $ 33,045,000.

2.  Related Party Transactions

Notes Receivable from shareholders bear interest at the prime rate plus 2% (9.25% at June 30, 1994). See Note 4 regarding amounts payable to shareholders.

3.  Other Liabilities

Other Liabilities are summarized as follows (Dollars in Thousands):

                                        June 30,          December 31,
                                          1994                1993

Deferred Income Taxes                 $  21,704            $      0
Accrued Interest - Non-Current            2,072                   0
Accrued Insurance                         6,919                   0
Minority Interest in Consolidated
   Joint Ventures                            28                  28
                                       ---------            --------
                                      $  30,723            $     28
                                       =========            ========

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994 (Unaudited)

4.  Debt

Debt is summarized as follows (Dollars in Thousands):

                                            June 30,      December 31,
                                              1994            1993
Term Loan payable to Bank, at
  prime plus 1/2% (7.75% at
  June 30, 1994, due June 1995)           $   8,778       $       0
Term Loan payable to Bank, at 7.7%            1,353           1,587
Notes Payable to Shareholders, at
 prime plus 2% (9.25% at June 30,1994)        3,000           3,000
Capital Leases and Other, at Interest
   Rates from 7% to 13% due in
   installments through the year 2000         1,595               0
Other, 7% due in four semi-annual
   installments through July 10,1996          2,244               0
12% Convertible Subordinated Debentures
   due 2000                                  24,500               0
                                           ---------       ---------
Total Debt                                   41,470           4,587
Less Current Maturities                      (6,540)         (1,008)
                                           ---------       ---------
Non-Current Debt                          $  34,930       $   3,579
                                           =========       ==========

The 12% convertible subordinated debentures (the "Debentures") require an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at a conversion price of $16.79 per share. At June 30, 1994, approximately 1,459,000 shares were reserved for conversion.

The Company is negotiating with its lender the refinancing of its Term Loan. Accordingly, although the Term Loan is scheduled to mature during the next twelve months, the Company will not be required to use working capital during the ensuing year for the repayment of the Term Loan.

Debt agreements contain, among other things,restrictions on the payment of dividends and require the maintenance of certain financial covenants.

5.  Earnings Per Share and Capital Stock

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share is not presented as the effect of common stock equivalents is anti-dilutive or not material. Earnings per share for the six months ended June 30, 1993, gives retroactive effect to the 10,250,000 shares received by the former stockholders of the CT Group.

At June 30, 1994, the Company had 50,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 16,027,592 shares outstanding, and 5,000,000 shares of authorized but unissued preferred stock.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 1994 (Unaudited)

6.  Stock Option Plans

Options to purchase 163,100 shares of Common Stock under the Company's 1976 and 1978 Stock Option Plans (the "1976 and 1978 Plans") were exercised on
March 11, 1994, as well as stock appreciation rights with respect to 55,965 shares. These plans were replaced by the 1994 Stock Incentive Plan (the "1994 Plan"). Approximately, 32,800 options remain outstanding under the 1976 and 1978 Plans and may be still exercised in accordance with the terms of plans.

In connection with the Acquisition, the Company's stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and the 1994 Plan. The Directors' Plan authorized options to purchase up to 400,000 shares of the Company's common stock issuable to the non-employee members of the Company's Board of Directors. Options to purchase 30,000 shares have been granted to Board members, none of which are exercisable at June 30, 1994. The options permit the non-employee director to exercise for a period of up to ten years from the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

The 1994 Plan authorized options to purchase up to 800,000 shares of the Company's Common Stock of which 200,000 shares may be awarded as restricted stock. At March 11,1994, options to purchase 125,500 had been granted. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised at an exercise price no less than the fair market value of the shares at the grant date. At June 30, 1994 none of shares are exercisable.

7.  Income Taxes

The CT Group had elected to be treated as an S Corporation under the Internal Revenue Code and, therefore the results of operations for the six months ended June 30, 1993, do not include a provision for income taxes, as the income of the CT Group passed directly to the stockholders.

On March 11, 1994, the CT Group's election to be treated as an S Corporation was terminated. The income tax provision for the six months ended June 30, 1994, includes the operations of the CT Group and Burnup for the period from March 11, 1994, (date of Acquisition) through June 30, 1994. The effect of recognizing a net deferred tax asset of approximately $435,000 at March 11, 1994, in connection with the change in tax status, is included in the provision for income taxes for the six months ended June 30, 1994.

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of June 30, 1994 are as follows (in thousands of dollars):

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 1994 (Unaudited)

Tax Effect of Taxable Temporary Differences:

Differences between book and tax basis of property         $  21,673
Other                                                          2,405
                                                           ----------
                                                              24,078
                                                           ----------
Tax Effect of Deductible Temporary Differences:

Reserves not currently deductible                             (5,163)
Operating loss carryforwards                                    (603)
Tax credit carryforwards                                        (112)
                                                           ----------
                                                              (5,878)
                                                           ----------
Valuation allowance                                              615
                                                           ----------
Net deferred tax liability                                 $  18,815
                                                           ==========


There was no change in the valuation allowance for the period ended
June 30, 1994.

8.  Contingencies

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

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 1994 (Unaudited)

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

William C. Deviney, Jr. v. Burnup & Sims Inc., et al., Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a utilities services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. On July 5, 1994 a final judgement was entered for the plaintiff, and in satisfaction thereof, the following

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 1994 (Unaudited)

transactions occurred on July 15, 1994: (1) the ownership in the utilities services subsidiary was transferred to the plaintiff in consideration of $400,000, representing the initial investment of the Company; (2) an assignment of master contracts was executed; (3) various intercompany receivables were settled resulting in a $580,000 payment by the plaintiff to Company; and (4) $200,000 of attorneys fees was paid to the plaintiff. The Company has accounted for this transaction as a purchase accounting adjustment, accordingly, the settlement will have no adverse effect on the current financial position of the Company. Included in accounts receivable at June 30, 1994 is $780,000 representing the net amounts due from the plaintiff, which were subsequently paid.

Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, vs. Church & Tower, Inc., a Florida Corporation, et al., Civil
Action 93-07318 CA 20, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida on March 22, 1993, and amended on
April 20, 1994, to include MasTec, Inc. The claim alleges that a CT Group employee was negligent in the operation of a truck and trailer combination which
resulted in a death.   Although no amounts are stated in the preliminary case
filings, the plaintiff has made a demand for $7.2 million.

Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. The Company is in the process of removing, restoring and upgrading certain tanks, as required by the applicable laws, and has identified these tanks and surrounding soil which will require remedial cleanups. At June 30, 1994, $630,000 had been accrued for site remediation and is reflected in the accompanying Consolidated Balance Sheet as part of "Other Current Liabilities."

The Company is also a defendant in other legal actions arising in the normal course of business.

Management believes, based on consultations with legal counsel, that the amount reserved in the accompanying financial statements is adequate to cover the estimated losses expected to be incurred in connection with these matters.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 1994 (Unaudited)


9.   Acquisition

On June 22, 1994, the Company acquired all of the outstanding shares of Designed Traffic Installation Company ("DTI"), a Florida corporation, for $1,000,000 in cash and a promissory note in the amount of $2,244,417 ("the DTI Acquisition"). The Company will pay an additional contingent amount based on certain specific percentages of net pretax earnings earned by DTI over the next four years. The DTI Acquisition was accounted for as a purchase effective
July 1, 1994 and therefore, the results of DTI's operations for the eight days ended June 30, 1994 have been excluded from the accompanying consolidated financial statement as the impact for such period is considered immaterial.
The cost of the DTI acquisition will be allocated to the fair value of the assets acquired and liabilities assumed. The Company has not finalized the allocation of the purchase price but believes that a substantial portion ultimately will be allocated to machinery and equipment. The additional contingent consideration based on earnings is not currently determinable and has therefore not been recorded in the accompanying financial statements.

Included in Real Estate and Other Assets is the investment in DTI of $3.2 million. Pro forma financial information is currently not available and will be filed no later than 60 days from July 6, 1994, the date on which a Form 8-K was filed regarding the DTI Acquisition.

On July 26, 1994, the Company purchased from Buchanan Contracting Company ("Buchanan") machinery and equipment, the rights to two master contracts covering the Montgomery, Alabama and Memphis, Tennessee areas, with Bell South Telecommunications, the name "Buchanan Contracting Company Incorporated" and certain leases for $850,000 in cash, a promissory note of $1,045,000 and an assumption of debt related to the equipment purchased of $1,476,449. The acquisition will be accounted for as a purchase.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JUNE 30, 1994

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
- - ------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1994  vs. Three Months Ended June 30, 1993
- - ----------------------------------------------------------------------

The results for the quarter ended June 30, 1993 include three months of
operations of the CT Group only.   (See Note 1 to the Condensed Consolidated
Financial Statements.)

Revenues for the quarter increased by approximately $22.2 million primarily resulting from the inclusion of the Burnup revenues (approximately $26.6 million) coupled with an increase in utilities services revenue of $3 million related to a new contract, offset by a $4 million decrease in revenues from the Company's construction services segment due to the completion of a project included in last year's results and by a $4.6 million decrease in telephone master contract revenues due to the decline in post Hurricane Andrew related activities.

Costs of revenues as a percentage of revenues increased from 60% in 1993 to approximately 76% in 1994, due to lower margins realized on certain Burnup contracts.

General and administrative expenses increased by approximately $2.2 million due primarily to the impact of the Acquisition. However, as a percent of revenue, expenses decreased from 14% in 1993 to 12% in 1994, as a result of enhanced administrative efficiencies and economies of scale.

Depreciation and amortization increased as a percentage of revenues from 1% in 1993 to 5% in 1994, primarily as a result of adjustments in asset values made in connection with the Acquisition and additional depreciation expense resulting from a fleet replacement program implemented by the CT Group in the latter part of 1993.

Interest expense increased due to debt assumed and the incurrence of indebtedness to shareholders pursuant to the Acquisition.

The increase in interest and dividend income results from the Acquisition. Other income increased due to the rental of certain equipment to third parties.

Equity in earnings of unconsolidated joint ventures increased due to estimated losses incurred during the first six months of 1993 resulting from the nonpayment of certain change orders, of which certain claims were subsequently settled.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JUNE 30, 1994

The provision for income taxes approximates 34% of pretax income for the three months ended June 30, 1994 was affected by state income taxes and preferred stock dividends. The CT Group was not subject to taxation in 1993.

Six Months Ended June 30, 1994 vs Six Months Ended June 30, 1993
- - -------------------------------------------------------------------------------
The results for the six months ended June 30, 1994 include six months of operations of the CT Group and operating results of Burnup for the period
March 11, 1994 through June 30, 1994.  (See Note 1 to the Condensed Consolidated
Financial Statements.)

Revenues for the six months ended June 30, 1994 increased by approximately $25.6 million primarily resulting from the inclusion of Burnup revenues (approximately $37.2 million), offset by an $8.6 million decrease in revenues from the Company's construction services segment as mentioned in the second quarter discussion.

Cost of revenues as a percentage of revenues increased from 63% in 1993 to 77% in 1994, due to lower margins realized on certain Burnup contracts.

General and administrative expenses increased by approximately $3.2 million due primarily to the impact of the Acquisition.

Depreciation and amortization increased as of percentage of revenues from 1% in 1993 to 4% in 1994, primarily as a result of the Acquisition and additional depreciation expense resulting from a fleet replacement program implemented in the latter part of 1993.

Interest expense increased due to debt assumed and the incurrence of indebtedness to shareholders pursuant to the Acquisition.

The increase in interest and dividend income resulted from the Acquisition.

Upon consummation of the Acquisition, the CT Group's election to be treated as an S Corporation was terminated and, accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. This benefit was reduced by a provision for the results of operations of the consolidated group for the period March 11, 1994 to June 30, 1994 at an effective tax rate of 35%. The CT Group was not subject to tax in 1993.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

June 30, 1994 vs. December 31, 1993
- - -------------------------------------------------------------------------------
The Company's cash position decreased to approximately $6 million at
June 30, 1994 from $8.9 million at December 31, 1993.  Cash of $2 million was used by operating activities due primarily to changes in various components of working capital, particularly an increase in accounts receivable.  This increase

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
JUNE 30, 1994

in receivables was primarily the result of an increase in services rendered by the Company of approximately $4 million under a contractual arrangement with a certain utility which provided for payments to be made only upon the completion of specific stages under the contract which are yet to be completed. In
June 1994, the Company successfully negotiated with the customer to modify the contract to provide payment at earlier stages of completion; thus it is anticipated that collections will be accelerated. Also included in accounts receivable is $780,000 due from the settlement of the Deviney litigation as described in Note 8 to the Condensed Consolidated Financial Statements which was received on July 18, 1994. Cash of $400,000 was used in investing activities, including $6.3 million provided by the Acquisition, $3.6 million used for loans to shareholders, and $1 million used for the DTI Acquisition discussed in Note 9 to the Condensed Consolidated Financial Statement. Cash of $500,000 was used during the six months ended June 30, 1994 for debt repayments.

Significant adjustments to the balance sheet were recorded as a result of the Acquisition, (see Note 1 to the Condensed Consolidated Financial Statements) as more fully detailed in the supplemental schedule of non-cash investing activities of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1994.

Debt agreements contain, among other things, restrictions on the payment of
dividends and require the maintenance of certain financial covenants.   (See
Note 4 to the Condensed Consolidated Financial Statements.)

The Company anticipates that operating cash requirements, capital expenditures, and debt service will substantially be funded from cash flow generated by operations, as well as, trade and external financing. The Company is currently negotiating the refinancing of certain existing debt and the extension of new credit facilities. As discussed in Note 9 to the Condensed Consolidated Financial Statements, on July 26, 1994, the Company purchased from Buchanan machinery and equipment, the rights to two master contracts covering the Montgomery, Alabama and Memphis, Tennessee areas, with Bell South Telecommunications, the name "Buchanan Contracting Company Incorporated" and certain leases for $850,000 in cash, a promissory note of $1,045,000 and an assumption of debt of $1,476,449. The Company borrowed $1 million to finance
this acquisition  The acquisition will be accounted for as a purchase.   The
Company currently has no additional material commitments for capital expenditures; however, it is continuously evaluating the need for fleet improvements.

MasTec, Inc.
PART II - OTHER INFORMATION
JUNE 30, 1994

Item 1. Legal Proceedings

        See the description under Note 8 to the Condensed
Consolidated Financial Statements which is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits.

              Item 27.  Article 5 - Financial Data Schedule.

          (b)   Reports on Form 8-K.

  On July 6, 1994, the Company filed Form 8-K reporting information under Item 2 thereof regarding the acquisition by the Company on June 22, 1994 of Designed Traffic Installation, Co.
No financial statements were filed with this report. Financial statements will be filed no later than 60 days from July 6, 1994.

MasTec, Inc.
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MasTec, Inc.
                                           Registrant



Date:  August 5, 1994                        /s/ Carlos A. Valdes
                                          -----------------------------
                                          Carlos A. Valdes
                                          Sr. Vice-President - Finance
                                          (Principal Financial Officer)
                                                    and
                                          Authorized Officer of the
                                                  Registrant