Form 10-Q
period 1994-09-30
MASTEC INC
filed 1994-11-14
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1994     OR
       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ------- to -------
                       Commission file number 0-3797

                                MasTec, Inc.
     ------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                                     59-1259279
- - - - ---------------------------------------------      ------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
                or organization)                       Identification No.)

   8600 N.W. 36th Street, Miami, FL                        33166
  -----------------------------------------------      --------------
   (Address of principal executive offices)             (Zip Code)

                                (305) 599-1800
 --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                               Not Applicable
- - - - ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X        No
                      ---------------     -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Outstanding as of September 30, 1994
     ----------------------       -----------------------------------------
          $ .10 par value                          16,037,337

MasTec, Inc.
Form 10-Q
September 30, 1994
Index

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Statements
          of Income for the Three and Nine Month Periods Ended
          September 30, 1994 and 1993                              3

          Unaudited Condensed Consolidated Balance Sheet
          as of September 30, 1994 and Condensed
          Combined Balance Sheet as of December 31, 1993           4

          Unaudited Condensed Consolidated Statements
          of Cash Flows for the Nine Month Period
          Ended September 30, 1994 and 1993                        6

          Unaudited Consolidated Statement of Shareholders'
          Equity for the Nine Month Period Ended September 30,
          1994                                                     9

          Notes to Condensed Consolidated
          Financial Statements (Unaudited)                        10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations       18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                       21

Item 5.   Other Information                                       21

Item 6.   Exhibits and Reports on Form 8-K                        21

Signature page                                                    22

Part I - Financial Information
Item 1. Financial Statements
                                 MasTec, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                        1994      1993        1994      1993
                                      --------  --------    ---------  --------

Revenues                             $ 45,780  $  8,878    $  99,553  $ 37,034
                                      --------  --------    ---------  --------
Costs and Expenses
  Costs of Revenues (exclusive of      34,427     6,029       75,602    23,660
   depreciation and amortization shown
   separately below)
  General and Administrative            5,021     1,042       11,373     4,145
  Depreciation and Amortization         1,881       184        4,143       553
  Interest Expense -
     Borrowings                         1,140        34        2,362       115
     Notes to Shareholders                 60         0          180         0
  Interest and Dividend Income           (411)      (90)      (1,020)     (193)
  Other                                  (401)      (21)        (593)      (75)
                                      --------  --------    ---------  --------
    Total Costs and Expenses           41,717     7,178       92,047    28,205

Income Before Income Taxes,             4,063     1,700        7,506     8,829
  Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures and
  Minority Interest

Provision for Income Taxes              1,510         0        1,905         0
                                      --------  --------    ---------  --------
Income Before Equity in Earnings        2,553     1,700        5,601     8,829
  (Losses) of Unconsilidated Joint Ventures and Minority Interest

Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures            53      (393)         190    (1,393)
Minority Interest                           0        (2)           0        (8)
                                      --------  --------    ---------  --------
NET INCOME                         $    2,606  $  1,305    $   5,791  $  7,428
                                      ========  ========    =========  ========
Unaudited Pro Forma Data:
Income Before Income Taxes                        1,305                  7,428
Provision for Income Taxes                          503                  2,860
                                      --------  --------    ---------  --------
Net Income                         $    2,606  $    802    $   5,791  $  4,568
                                      ========  ========    =========  ========

Average Shares Outstanding             16,054    10,250       16,052    10,250

Earnings Per Share                 $     0.16  $   0.08    $    0.36  $   0.45


The accompanying notes are an integral part of these financial statements.

                                    MasTec, Inc.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1994              1993
                                                     ---------       ---------
                                                    (Unaudited)       (Audited)
ASSETS
 Current Assets
    Cash and Cash Equivalents                      $    9,353     $     8,930
    Accounts Receivable-Net and Unbilled Revenues      33,033           6,751
    Inventories                                         4,480               0
    Deferred and Refundable Income Taxes                4,506               0
    Other                                                 930             186
                                                     ---------       ---------
     Total Current Assets                              52,302          15,867
                                                     ---------       ---------


    Investments in Preferred Stock and
      Long-Term Notes Receivable                       11,403               0
    Notes Receivable from Shareholders                  3,570               0
                                                     ---------       ---------
 Total Investments                                     14,973               0
                                                     ---------       ---------

 Property-At Cost                                      63,840           6,066
 Accumulated Depreciation                              (5,269)         (1,434)
                                                     ---------       ---------
     Property-Net                                      58,571           4,632
                                                     ---------       ---------

 Real Estate Investments and Other Assets              25,866             826
                                                     ---------       ---------

     TOTAL ASSETS                                  $  151,712     $    21,325
                                                     =========       =========




















The accompanying notes are an integral part of these financial statements.

                                      MasTec, Inc.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                         1994           1993
                                                     ---------       ---------
                                                    (Unaudited)       (Audited)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
    Current Maturities of Debt                     $    7,285     $       508
    Current Portion of Notes Payable to Shareholders    1,000             500
    Accounts Payable                                    6,201           2,265
    Accrued Insurance                                   4,468             818
    Accrued Compensation                                2,270             241
    Accrued Interest                                    1,298               0
    Accrued Income Taxes                                2,585               0
    Other                                               7,312           2,443
                                                     ---------       ---------
     Total Current Liabilities                         32,419           6,775
                                                     ---------       ---------

 Other Liabilities                                     31,223              28
                                                     ---------       ---------

 Long-Term Debt                                        15,549           1,079
 Notes Payable to Shareholders                          1,500           2,500
 Convertible Subordinated Debentures                   21,875               0
                                                     ---------       ---------

   Total Long-Term Debt                                36,808           3,579
                                                     ---------       ---------

 Shareholders' Equity
    Common Stock                                        2,643           1,025
    Capital Surplus                                   134,053               0
    Retained Earnings                                   4,596           9,918
    Treasury Stock                                    (92,146)              0
                                                     ---------       ---------
     Total Shareholders' Equity                        49,146          10,943

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  151,712     $    21,325
                                                     =========       =========















The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1994        1993
                                                         ---------    ---------
Cash Flows from Operating Activities:
 Net Income                                            $   5,791     $    7,428
 Adjustments  to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
    Depreciation and Amortization                          4,143            553
    Minority Interest in Earnings of Consolidated Joint        0              8
    Equity in (Earnings) Losses of Unconsolidated Joint     (190)         1,393
    Gain on Sale of Assets                                  (365)             0
    Changes in Assets and Liabilities Net of Effects of
     Acquisitions:
     Accounts Receivable-Net and Unbilled Revenues        (8,946)         1,204
     Inventories and Other Current Assets                    910           (136)
     Accounts Payable and Accrued Expenses                   478            945
     Interest and Income Taxes                               374              0
     Other Current Liabilities                              (621)        (1,331)
     Other Assets                                           (237)            63
     Other Liabilities                                       561              0
                                                        ---------      ---------
     Net Cash Provided by Operating Activities             1,898         10,127
                                                        ---------      ---------
Cash Flows from Investing Activities:
     Capital Expenditures                                 (2,318)        (1,764)
     Investments in Unconsolidated Joint Ventures           (140)          (660)
     Loans to Shareholders                                (3,570)             0
     Cash Acquired in Reverse Acquisition of
      Burnup & Sims                                        6,291              0
     Cash Acquired in Acquisition of DTI                     223              0
     Cash Paid in Acquisition of DTI                      (1,000)             0
     Cash Paid in Acquisition of Assets of
      Buchanan Contontracting                               (850)             0
     Proceeds from Sale of Assets                            670              0
     Distributions from Unconsolidated Joint Ventures         75             65
                                                        ---------      ---------
     Net Cash (Used) by Investing Activities                (619)        (2,359)
                                                        ---------      ---------














The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In Thousands)
                                  (Unaudited)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1994        1993
                                                         ---------    ---------
Cash Flows from Financing Activities:
     Debt Borrowings                                       1,000              0
     Proceeds from Note Payable                                0            989
     Debt Repayments                                      (1,356)          (863)
     Repayments of Notes Payable to Shareholders            (500)             0
     Distributions to Shareholders                             0         (3,920)
                                                        ---------      ---------
     Net Cash (Used) by Financing Activities                (856)        (3,794)
                                                        ---------      ---------
Net Increase in Cash and Cash Equivalents                    423          3,974

 Cash and Cash Equivalents - Beginning of Period           8,930         10,190
                                                        ---------      ---------
 Cash and Cash Equivalents - End of Period             $   9,353     $   14,164
                                                        =========      =========

Cash Paid (Refunded) During the Period:
     Interest                                          $   2,167     $      115
     Income Taxes                                            (23)             0

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reverse Acquisition of Burnup & Sims
 Fair Value Of Assets Net Acquired:
  Accounts Receivables                                    $17,941
  Inventories And Other Current Assets                      7,066
  Investments                                              11,403
  Property                                                 48,029
  Real Estate Investments And Other Assets                 23,754
                                                          -------
  Total Non-Cash Assets                                   108,193
                                                          -------
  Liabilities                                              46,341
  Long-Term Debt                                           35,098
                                                          -------
Total Liabilities Assumed                                  81,439
                                                          -------
Net Non-Cash Assets Acquired                               26,754
Cash Acquired                                               6,291
                                                          -------
Purchase Price                                            $33,045
                                                          =======







The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                 (In Thousands)
                                  (Unaudited)

Supplemental Disclosure of Non-Cash Investing and
     Financing Activities (continued)


Acquisition of DTI
 Fair Value Of Assets Net Acquired:
   Accounts Receivables                                    $2,878
   Inventories And Other Current Assets                       389
   Property                                                 1,347
   Real Estate Investments And Other Assets                   491
                                                          -------
   Total Non-Cash Assets                                    5,105
                                                          -------
   Liabilities                                              1,764
   Long-Term Debt                                             674
                                                          -------
 Total Liabilities Assumed                                  2,438
                                                          -------
 Net Non-Cash Assets Acquired                               2,667
 Cash Acquired                                                223
                                                          -------
 Purchase Price                                            $2,890
                                                          =======

 Note Payable issued to DTI's Shareholders                 $1,890
 Cash Paid for Acquisition                                  1,000
                                                          -------
 Purchase Price                                            $2,890
                                                          =======
Acquisition of Assets of Buchanan:
 Fair Value Of Assets Acquired                             $3,828
 Liabilities Assumed                                        2,978
                                                          -------
 Cash Paid for Acquisition                                   $850
                                                          =======

Property Acquired Through Financing Arrangements             $651
                                                          =======

Property Acquired Through Capital Leases                   $2,186
                                                          =======











The accompanying notes are an integral part of these financial statements.

                                MasTec, Inc.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (In Thousands)
                               Common    Capital  Retained  Treasury
                                Stock    Surplus  Earnings   Stock      Total
                             -------------------------------------------------
Balance December 31, 1993      $1,025         $0   $9,918        $0    $10,943
Net Income                                          5,791                5,791
Equity Acquired in Reverse
  Acquisition                   1,618    122,951            (92,232)    32,337
Stock issued to Employees from
  Treasury Shares                            (11)                86         75
Retained Earnings transferred
  to Capital Surplus                      11,113  (11,113)                   0
                             -------------------------------------------------
Balance September 30, 1994     $2,643   $134,053   $4,596  ($92,146)   $49,146
                             =================================================








































The accompanying notes are an integral part of these financial statements.

MasTec
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 (Unaudited)

1.  CONSOLIDATION AND PRESENTATION

On March 11, 1994, Church & Tower, Inc. ("CT") and Church & Tower of Florida, Inc. ("CTF" and, together with CT, "CT Group"), privately held corporations under common control, were acquired (the "Burnup Acquisition") through an exchange of stock, by Burnup & Sims Inc. ("Burnup"), a Delaware public company. Immediately following the Burnup Acquisition, the name of Burnup was changed to MasTec, Inc. ("MasTec" or the "Company") and its fiscal year end was changed to December 31.

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

Under generally accepted accounting principles, the Burnup Acquisition was accounted for as a purchase by the CT Group and, therefore, the 1993 financial statements presented are those of the CT Group only. In addition, the results for the nine months ended September 30, 1994, include the operations of the CT Group during such period and the operations of Burnup during the period March 11, 1994, through September 30, 1994, as well as those of Designed Traffic Installation Company ("DTI") and Buchanan Contracting Company ("Buchanan") as described below (collectively referred to as Acquisitions).

On June 22, 1994, the Company acquired all of the outstanding shares of DTI, a Florida corporation, for $1,000,000 in cash and a promissory note in the amount of $1,890,000 ("the DTI Acquisition") in a transaction accounted for as a purchase. The Company may also pay an additional amount contingent upon certain specific percentages of net pretax earnings earned by DTI over the next four years. The cost of the DTI Acquisition has been allocated to the fair value of the assets acquired and liabilities assumed (See Consolidated Statement of Cash Flows). The Company has not finalized the allocation of the purchase price but believes that a substantial portion ultimately will be allocated to machinery, equipment and receivables. The additional contingent consideration based on earnings is not currently determinable and, has therefore, not been recorded in the accompanying financial statements.

On July 26, 1994, the Company purchased from Buchanan machinery and equipment, the rights to two master contracts covering the Montgomery, Alabama and Memphis, Tennessee areas, with Bell South Telecommunications, the name "Buchanan Contracting Company Incorporated" and certain leases for

MasTec
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 (Unaudited)

$850,000 in cash, a promissory note of $1,061,000 and an assumption of debt related to the equipment purchased of $1,917,000. The acquisition was accounted for as a purchase.


The following information presents the unaudited pro forma condensed results of operations for the nine months ended September 30, 1994 and 1993 of MasTec as if the Acquisitions had occurred on January 1, 1993. Adjustments have been made related to purchase accounting and other matters related to the Acquisitions. These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisitions occurred on January 1, 1993.

PRO FORMA RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(In Thousands Except Per Share Amounts)

                              1994         1993
                           ----------     -----------
                           (Unaudited)    (Unaudited)

Revenues                   $ 124,593     $ 148,675
Net Income (Loss)              2,904         (573)
Income (Loss) Per Share      $  0.18     $   (0.04)


Pro forma revenues in 1994 decreased by $24.1 million mainly as a result of the completion in the latter part of 1993 of a construction project, an offshore utilities services contract, which was substantially completed in 1993 and the divestiture of a subsidiary in 1994 (See Note 8).

The net pro forma result for the comparable period improved by approximately $3.5 million from a net loss of $573,000 to a net income of $2.9 million mainly due to the restructuring and closing during early 1994 of certain unprofitable Burnup areas of operation and the write-off of tangible assets related to such.

The most significant adjustments to the balance sheet resulting from the Acquisitions are disclosed in the supplemental schedule of non-cash investing activities in the statement of cash flows. The purchase price "paid" by the CT Group for Burnup consisted of the market value of Burnup stock not acquired by CT Group shareholders in the merger of $32,355,000 (5,777,592 shares outstanding at an average market value of $5.60 per share) and $690,000 in acquisition costs incurred by the CT Group, resulting in a total purchase price of $33,045,000.

2.  Related Party Transactions

Notes Receivable from shareholders bear interest at the prime rate plus 2% (9.25% at September 30, 1994). See Note 4 regarding amounts payable to shareholders.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994 (Unaudited)

3.  Other Liabilities

Other Liabilities are summarized as follows (Dollars in Thousands):

                         September 30,        December 31,
                               1994             1993

Deferred Income Taxes    $  21,495             $     0
Accrued Insurance            7,624                   0
Other                        2,104                  28
                     ---------------         ----------
                          $ 31,223              $   28
                     ===============         ==========
 4.  Debt

Debt is summarized as follows (Dollars in Thousands):

                                           September 30, December 31,
                                                1994          1993
Term Loan payable to Bank, at
  prime plus 1/2% (7.75% at September 30,
  1994, due June 1995)                       $ 8,536      $      0
Term Loan payable to Bank at prime rate
  plus 1/2%, due December 30, 1994             1,000             0
Term Loan payable to Bank, at 7.7%             1,228         1,587
Notes Payable to Shareholders, at
 prime plus 2% (9.25% at September 30,1994)    2,500         3,000
Capital Leases and Other, at Interest
   Rates from 6% to 12% due in
   installments through the year 2000          6,494             0
Other, 7% due in four semi-annual
   installments through July 10, 1996          1,890             0
Other, 7% due in eight quarterly installments
  through July 1, 1996                         1,061             0
12% Convertible Subordinated Debentures
   due 2000                                   24,500             0
                                           ----------    ----------
Total Debt                                    47,209         4,587
Less Current Maturities                       (8,285)       (1,008)
                                           ----------    ----------
Non-Current Debt                           $  38,924     $   3,579
                                           ==========    ==========

The 12% convertible subordinated debentures (the "Debentures") require an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at a conversion price of $16.79 per share. At September 30, 1994, approximately 1,459,000 shares were reserved for conversion.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994 (Unaudited)

The Company is negotiating with a lender the refinancing of its Term Loan. Accordingly, although the Term Loan is scheduled to mature during the next twelve months, it is expected that the Company will not be required to use working capital during the ensuing year for the repayment of the Term Loan.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants.

5.  Earnings Per Share and Capital Stock

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share is not presented as the effect of common stock equivalents is anti-dilutive or not material. Earnings per share for the nine months ended September 30, 1993, gives retroactive effect to the 10,250,000 shares received by the former stockholders of the CT Group.

At September 30, 1994, the Company had 50,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 16,037,337 shares outstanding, and 5,000,000 shares of authorized but unissued preferred stock.

6.  Stock Option Plans

Options to purchase 163,100 shares of Common Stock under the Company's 1976 and 1978 Stock Option Plans (the "1976 and 1978 Plans") were exercised on March 11, 1994, as well as stock appreciation rights with respect to 55,965 shares. These plans were replaced by the 1994 Stock Incentive Plan (the "1994 Plan"). Approximately 31,300 options remain outstanding under the 1976 and 1978 Plans and may be still exercised in accordance with the terms of plans.

In connection with the Burnup Acquisition, the Company's stockholders approved the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and the 1994 Plan. The Directors' Plan authorized options to purchase up to 400,000 shares of the Company's common stock issuable to the non-employee members of the Company's Board of Directors. Options to purchase 30,000 shares have been granted to Board members, none of which are exercisable at September 30, 1994. The options permit the on-employee director to exercise for a period of up to ten years from the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

The 1994 Plan authorized options to purchase up to 800,000 shares of the Company's Common Stock of which 200,000 shares may be awarded as restricted stock. At March 11,1994, options to purchase 125,500 had been granted. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised at an exercise price no less than the fair market value of the shares at the grant date. At September 30, 1994 none of these shares are exercisable.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 (Unaudited)

7.  Income Taxes

The CT Group had elected to be treated as an S Corporation under the Internal Revenue Code ("IRC") and, therefore the results of operations for the nine months ended September 30, 1993, do not include a provision for income taxes, as the income of the CT Group passed directly to the stockholders.

On March 11, 1994, the CT Group's election to be treated as an S Corporation was terminated. The income tax provision for the nine months ended September 30, 1994, includes the operations of the CT Group and Burnup for the period from March 11, 1994, (date of Burnup Acquisition) through September 30, 1994. The effect of recognizing a net deferred tax asset of approximately $435,000 at March 11, 1994, in connection with the change in tax status, is included in the provision for income taxes for the nine months ended September 30, 1994.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1994 are as follows (in thousands of dollars):

Tax Effect of Taxable Temporary Differences:

Differences between book and tax basis of property        $  21,464
Other                                                         3,206
                                                           ----------
                                                             24,670
                                                           ----------
Tax Effect of Deductible Temporary Differences:
  Reserves not currently deductible                          (5,167)
  Operating loss carryforwards                                 (624)
  Tax credit carryforwards                                     (112)
                                                          -----------
                                                             (5,903)
                                                          -----------
Valuation allowance                                             615
                                                          -----------
Net deferred tax liability                                $  19,382
                                                          ===========

There was no change in the valuation allowance for the period ended September 30, 1994.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 (Unaudited)

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

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 (Unaudited)

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

William C. Deviney, Jr. v. Burnup & Sims Inc., et al., Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a utilities services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. On July 5, 1994 a final judgement was entered for the plaintiff, and in satisfaction thereof, the following transactions occurred on July 15, 1994: (1) the ownership in the utilities services subsidiary was transferred to the plaintiff in consideration of $400,000, representing the initial investment of the Company; (2) an assignment of
master contracts was executed;  (3)   various intercompany receivables were
settled resulting in a $580,000 payment by the plaintiff to Company; and
(4) $200,000 of attorneys fees was paid to the plaintiff. The Company accounted for this transaction as a purchase accounting adjustment, accordingly, the settlement will have no adverse effect on the current financial position of the Company.

On March 22, 1993, Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, filed a suit against the Church & Tower, Inc., a Florida Corporation, et al., Civil Action 93-07318 CA 20, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida on and amended on April 20, 1994, to include MasTec, Inc. In October 1994, the Company settled its suit with Jorge Gamez for $1,382,000 of which $1,000,00 was paid by the Company's insurance carrier. The cost to the Company had been provided for in the prior fiscal year.

Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. The Company is in the process of removing, restoring and upgrading certain tanks, as required by the applicable laws, and has identified these tanks and surrounding soil which will require remedial cleanups. At September 30, 1994, $630,000 had been

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 (Unaudited)

accrued for site remediation and is reflected in the accompanying
Consolidated Balance Sheet as part of "Other Current Liabilities."

The Company is also a defendant in other legal actions arising in the normal course of business.
Management believes, based on consultations with legal counsel, that the amount reserved in the accompanying financial statements is adequate to cover the estimated losses expected to be incurred in connection with these matters.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
September 30, 1994

Item 2.    Management's Discussion and Analysis of Results of Operations
and Financial Condition
- - - - ---------------------------------------------------------------------------

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related notes thereto.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1994  vs. Three Months Ended September 30,
1993
- - - - ---------------------------------------------------------------------------

The results for the quarter ended September 30, 1993 include three months
of operations of the CT Group only.   (See Note 1 to the Condensed
Consolidated Financial Statements.)

Revenues for the quarter increased by approximately $36.9 million primarily resulting from the inclusion of revenues from acquired companies (approximately $33.5 million) coupled with increases in utilities services revenue of $5.3 million resulting from customers increasing work orders, offset by a $1.9 million decrease in revenues from the Company's construction services segment due to the completion of a project included in last year's results.

Costs of revenues as a percentage of revenues increased from 67% in 1993 to approximately 75% in 1994, due to lower margins realized on certain Burnup contracts and costs associated with starting new utilities service contracts.

General and administrative expenses increased by approximately $4 million due primarily to the impact of the Burnup Acquisition. However, as a percent of revenue, expenses decreased from 12% in 1993 to 11% in 1994, as a result of enhanced administrative efficiencies and economies of scale.

Depreciation and amortization increased as a percentage of revenues from 2% in 1993 to 4% in 1994, primarily as a result of adjustments in asset values made in connection with the Burnup Acquisition.

Interest expense increased primarily due to debt assumed and the incurrence of indebtedness to shareholders pursuant to the Burnup Acquisition.

The increase in interest and dividend income resulted from the Burnup Acquisition. Other income increased due to the rental of certain equipment to a third party and gains realized on the sale of machinery and equipment.

Equity in earnings of unconsolidated joint ventures increased due to estimated losses incurred during the first nine months of 1993 resulting from the nonpayment of certain change orders, of which certain claims were subsequently settled.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
September 30, 1994

The provision for income taxes approximates 37% of pretax income for the three months ended September 30, 1994 and was affected by state income taxes and preferred stock dividends. The CT Group was not subject to taxation in 1993 as it had elected to be treated as an S Corporation under the IRC.

Nine months Ended September 30, 1994 vs Nine Months Ended September 30,
1993
- - - - ---------------------------------------------------------------------------
The results for the nine months ended September 30, 1994 include nine months of operations of the CT Group, operating results of Burnup for the period March 11, 1994 through September 30, 1994,  of DTI for the period
June 22, 1994 to September 30, 1994 and of Buchanan for the period July 22,
1994 to September 30, 1994.  (See Note 1 to the Condensed Consolidated
Financial Statements.)

Revenues for the nine months ended September 30, 1994 increased by approximately $62.5 million primarily resulting from the inclusion of revenues generated by acquired companies (approximately $70.7 million), offset by an $8.6 million decrease in revenues from the Company's construction services segment.

Cost of revenues as a percentage of revenues increased from 64% in 1993 to 76% in 1994, due to lower margins realized on certain Burnup contracts and costs associated with starting new utilities services contracts.

General and administrative expenses increased by approximately $7.2 million due primarily to the impact of the Acquisition.

Depreciation and amortization increased as a percentage of revenues from 1% in 1993 to 4% in 1994, primarily as a result of the acquisitions and additional depreciation expense resulting from a fleet replacement program implemented in the latter part of 1993.

Interest expense increased due to debt assumed and the incurrence of indebtedness to shareholders pursuant to the Burnup Acquisition.

The increase in interest and dividend income resulted from the Burnup
Acquisition.

Upon consummation of the Acquisition, the CT Group's election to be treated as an S Corporation was terminated and, accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. This benefit was reduced by a provision for the results of operations of the consolidated group for the period March 11, 1994 to September 30, 1994 at an effective tax rate of 37%. The CT Group was not subject to tax in 1993 as it had elected to be treated as an S Corporation under the IRC.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
September 30, 1994


FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

September 30, 1994 vs. December 31, 1993
- - - - ---------------------------------------------------------------------------
The Company's cash position increased to approximately $9.4 million at
September 30, 1994 from $8.9 million at December 31, 1993.  Cash of $1.9 million was generated by improved operating activities reduced by changes in various components of working capital, particularly an increase in accounts receivable.  This increase in receivables was primarily the result of an increase in  revenues.  Cash of $619,000 was used in investing activities, including $6.5 million provided by  acquisitions, $3.6 million loaned to shareholders to pay taxes on the earnings of the CT Group under
Subchapter S status, $1 million used for the DTI Acquisition and $850,000 used for the purchase of the assets of Buchanan as discussed in Note 1 to the Condensed Consolidated Financial Statement.  Cash of $1.9 million was used during the nine months ended September 30, 1994 for debt repayments.
The Company borrowed $1 million to finance one of its Acquisitions during the period.

Significant adjustments to the balance sheet were recorded as a result of the Acquisitions, (see Note 1 to the Condensed Consolidated Financial Statements) as more fully detailed in the supplemental schedule of non-cash investing activities of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1994.

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

The Company currently has no additional material commitments for capital expenditures; however, it is continuously evaluating the need for equipment fleet improvements and replacements.

MasTec, Inc.
PART II - OTHER INFORMATION
September 30, 1994

Item 1. Legal Proceedings

        See the description under Note 8 to the Condensed Consolidated Financial Statements which is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits.

        Item 27. Article 5 - Financial Data Schedule

          (b)   Reports on Form 8-K.

  On September 1, 1994, the Company filed Form 8-K/A reporting information under Item 7(a) thereof regarding the financial statements of Designed Traffic Installation, Co. acquired by the Company on June 22, 1994 .

MasTec, Inc.
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MasTec, Inc.
                                               Registrant



Date:  November 14  , 1994                 /s/ Carlos A. Valdes
                                         ________________________
                                            Carlos A. Valdes
                                         Sr. Vice-President - Finance
                                          (Principal Financial Officer)
                                                   and
                                         Authorized Officer of the
                                               Registrant