Form 10-K
MASTEC INC
filed 1995-03-29
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                     OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       Commission file number 0-3797

                                MasTec, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                               59-1259279
--------------------------------    ---------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

 8600 N.W. 36th Street, Miami, FL                    33166
 ______________________________         ___________________________
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:         (305) 599-1800

                                               ----------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                        Name of each exchange on
        Title of each class                  which registered

12% Convertible Subordinated Debentures
      due November 15, 2000                Philadelphia Stock Exchange
---------------------------------------    --------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.10 per share
---------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price on March 22, 1995 was $11 11/16 .

The number of shares of common stock outstanding as of March 22, 1995 was 16,041,294.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement which will be filed on or before April 30, 1995 are incorporated by reference into Part III.

PART I
Item 1.    BUSINESS

Introductory Note:

On March 11, 1994, Church & Tower of Florida ("CTF"), and Church & Tower, Inc. ("CT" and, together with "CTF", hereinafter referred to as "CT Group"), privately held corporations under common control, were acquired (the "Burnup Acquisition") through an exchange of stock, by Burnup & Sims Inc. ("Burnup"), a Delaware public company. As a result of the Burnup Acquisition, the former CT Group shareholders received approximately 65% of the shares of common stock of Burnup in exchange for 100% of the shares of common stock of the CT Group. Immediately following the Burnup Acquisition, the name of Burnup was changed to MasTec, Inc. ("MasTec" or the "Company") and the fiscal year end was changed to December 31.

Under generally accepted accounting principles, the Burnup Acquisition was accounted for as a purchase by the CT Group and, therefore, all of the information prior to March 11, 1994 contained in this Form 10-K, including the accompanying financial statements, other than the information in Items 3 and 5 and the pro forma consolidated financial data and the discussion thereof in Item 7, is that of the CT Group. Items 3 and 5 and the pro forma consolidated financial data and discussion thereof contain information prior to March 11, 1994 which relates to Burnup. All of the information on and subsequent to March 11, 1994 contained in this Form 10-K, including the financial statements, relates to the Company as a combined entity. For consolidated pro forma financial information for the year ended December 31, 1994, which includes Burnup and all other companies acquired during that year, see page 49, herein.

General Development of Business:

The Company primarily provides a wide range of engineering, cable design, installation and maintenance services to telephone, cable television
( CATV ) and utility customers ("Utilities Services") throughout the United States and abroad. The Company provides such services through subsidiaries operating principally in Alabama, Arizona, California, Colorado, Florida, Georgia, North Carolina, Tennessee and Texas. The Company also provides construction and project management services ( Construction Services ). Additionally, the Company owns a manufacturer of uninteruptible backup power supplies for the CATV industry, a motion picture theater chain in the southeastern United States and a commercial printing and graphic arts company ( General Products and Other ).

The Company s primary operations are somewhat seasonal, and this has historically resulted in reduced revenues during the months of November, December and January relative to other months. During winter months, inclement weather in certain areas reduces the volume and efficiency of outside service activities. Additionally, certain Utilities Services customers may reduce expenditures for outside plant construction and maintenance during the latter part of their budgetary year, which typically ends in December.

The sale of the Company's goods and services to foreign markets is expected to generate less than 5% of revenues for fiscal year 1995. Sales to foreign markets generated less than 1% of revenues for 1994. The Company did not have foreign sales in 1993 and 1992. The Company is currently pursuing additional offshore opportunities and has entered into joint venture agreements with local partners in certain South American countries to provide telecommunications services. The Company intends to finance its portion of such projects with internally-generated funds, external financing and, through the redeployment of machinery and equipment, technical expertise and supervisory personnel from certain domestic areas of operation.

The Company's backlog of orders, which is substantially represented by written contracts and purchase orders and does not include work to be performed under telephone and utility master contracts, approximated $9.5 million related to Utilities Services segment at December 31, 1994. Substantially all of the backlog as of December 31, 1994 is expected to be completed by December 31, 1995. Backlog for 1993 was not material. Backlog is not material for the Construction Services and General Products and Other segments. The Company obtains the majority of its raw materials and supplies from customers for which it provides services and is not dependent upon any one supplier.

DTI Acquisition

On June 22, 1994, the Company acquired all of the outstanding stock of Designed Traffic Installation., a company engaged primarily in the installation of traffic signalization. The DTI Acquisition provided the opportunity to develop complementary services in the development of infrastructure as the method of installation and equipment used in the installation of traffic signalization is similar to those deployed in the construction and maintenance of outside plant services currently provided to utility customers. (See Note 2 to the Consolidated Financial Statements).

See "Business Segments" in Note 11 to the financial statements for information related to revenues, operating profits, and identifiable assets of each of the Company's principal business segments.

At December 31, 1994, the Company employed 2,361 people of which 1,788 were employed in the Utilities Services segment, 5 in the Construction Services segment and 568 in the General Products and Other segment and at corporate headquarters.

Utilities Services

The installation and maintenance of underground cable and conduit, aerial lines, manholes, and equipment for regional telephone companies, long distance carriers , transportation departments, utility companies, CATV companies and private business (collectively referred to as "utility companies") are among the services provided by MasTec. The Company also provides fiber-optic design and installation services which require specialized skills for a number of long distance and regional telephone companies. Customers typically supply materials such as poles, cable, conduit and telephone equipment, and the Company provides expertise, personnel, tools and equipment necessary to perform installation services. The Company also provides engineering and other types of personnel to supplement the day-to-day requirements of telephone, cable and utility companies and to meet their emergency and peak load maintenance and installation needs.
                                                         Page 4 of 56

MasTec provides Utilities Services in approximately 27 states with a substantial portion of the work performed in Alabama, Arizona, California, Colorado, Florida, Georgia, North Carolina, Tennessee, and Texas. During the year ended December 31, 1994, approximately 29% and 5% of Company s total revenues were derived from Southern Bell and South Central Bell units of Bell South Telecommunications, Inc. ( Bell South ), respectively.

The Company provides master contract services for utility companies. Under master contracts, MasTec has the exclusive right to perform specified work for customers for the contract duration (excluding work which customers may perform themselves and projects which exceed stipulated amounts). During the years ended December 31, 1994, 1993 and 1992, revenues of approximately $76,218,000, $33,467,000, and $24,206,000, respectively, were derived from work performed under master contracts. The Company may be compensated on an hourly basis or at a fixed unit price for services rendered. Master contracts are generally for one to three-year terms and may be terminated upon 90 days notice by either party. Master contracts may be renewed through negotiations between the Company and its customers or customers may elect to award these contracts on the basis of competitive bidding.

The market for utilities services is highly competitive and management believes the factors for success include proven track record , quality management , reliability in providing manpower and equipment , price and promptness of performance. The Company competes with numerous national, regional and local competitors, including the utility customers in-house capabilities. Although most companies in this field tend to operate in a limited geographical area, a number of competitors may bid on a particular project without regard to location. Changes in the level of utility companies capital expenditures, influenced by prevailing interest rates and the allowance or disallowance of rate increases by public regulatory agencies, may affect the volume of work available to the Company.

The CATV industry is regulated by local, state and federal laws, and such governmental regulation has a direct effect upon whether new CATV systems are built or existing systems are improved, thus directly affecting the availability of work for which the Company may compete.

Construction Services

The Company is engaged in design-and-build projects on its own or through joint ventures .The Company currently provides construction and project management services to municipalities and state and local governments. Construction Services have been provided by the Company primarily through joint ventures . Projects undertaken have consisted of the completion of a detention facility, a landfill and an elevated mass transit system, all of which were substantially completed in 1993. Project management services consist of the overall coordination from design to build phases, including pre-construction management, bonding requirements, coordination of subcontractors, inspections and assurances of on time delivery. The Company typically receives a management fee for project management services rendered.

Providing Construction Services to the public and private sectors is highly competitive and requires bonding capacity. Projects are awarded through a bidding process . Projects not completed on a timely basis may subject the Company to penalties and fines. Management believes that factors for success include promptness of performance, quality, and pricing .

General Products and Other

The Company is a manufacturer of power supplies for sale to CATV operators and distributors. Although the market for these products is competitive, management believes its position in this market is attributable to such factors as technological capability, price, reliability and service.

The Company also offers commercial printing and graphic arts services. The principal customers are businesses located in Florida and the northeast United States. The printing business is extremely competitive and fragmented with no one company considered dominant.

On March 17, 1995, the Company sold its indoor theatre chain which exhibits first, second and third run films of major motion picture distributors. The Company will continue to operate six drive-in theatres (see Note 17 to the Consolidated Financial Statements). The availability of popular films has a significant effect on both admission and concession revenues. The Company's theatre operations are highly dependent on major film distributors for an adequate supply of such films. The Company competes with numerous other film exhibitors and entertainment attractions in its operating area.

Environment

Certain of the Company's facilities are subject to federal, state, and local provisions involving the protection of the environment. Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. To determine appropriate accrual amounts, management and outside experts review currently available facts to evaluate the probability and scope of potential liability. Inherent uncertainties exist in such evaluations primarily due to unknown conditions, evolving governmental standards regarding liability, and changing technologies for handling site remediation and restoration. At December 31, 1994, approximately $566,000 remained accrued for site remediation and is reflected in the Balance Sheet as part of "Other current liabilities". Management believes that the Company has sufficiently provided for its exposure to environmental claims incurred through December 31, 1994.

Item 2.     PROPERTIES

The Company's principal operations are conducted from offices, equipment yards and temporary storage locations of which 12 are owned and 14 are subject to short-term or cancelable leases. The Company does not consider any specific owned or leased facility to be indispensable to its operations since much of the work is performed on the customer's premises or on public rights-of-way. In addition, the Company believes that equally suitable alternative locations are available in all areas where it currently does business.

The Company owns a 60,000 square-foot printing plant located in Stuart, Florida and a 50,000 square foot manufacturing plant located in Athens, Georgia, each of which currently operates at less than full capacity.

At December 31, 1994, the Company operated approximately 1,427 licensed vehicles, substantially all of which are owned. In addition, it owns various types of construction equipment including approximately 273 off-road vehicles.

The Company believes that its properties are generally in good condition and suitable for their intended uses. MasTec has no material amounts of idle equipment.

MasTec also leases one and owns six drive-in theatres located on approximately 66 acres in various Florida cities . The leased drive-in is subject to a long-term lease. The two owned and the 18 leased indoor theatres were sold on March 17, 1995. See Note 17 to the Consolidated Financial Statements.

In addition to its operating properties, MasTec owns approximately 1,960 acres of real estate located throughout central and southwest Florida, as well as a 124,000 square foot plant located on approximately 43 acres in Freehold, New Jersey which are being held for investment purposes.

The plant is currently not in operation.

Certain of the Company's properties and vehicles are encumbered pursuant to loan agreements.
See Note 5 to the Consolidated Financial Statements regarding the Company's new credit facility.

Item 3.     LEGAL PROCEEDINGS

The following is a summary of legal proceedings involving the Company.

Albert H. Kahn v. Nick A. Caporella, et al., Civil Action No. 11890 was filed on December 1990 by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County against Burnup, the members of Burnup s Board of Directors, and against National Beverage Corporation ("NBC"), as a purported class action and derivative lawsuit. In May 1993, plaintiff amended its class action and shareholder derivative complaint (the "Amended Complaint"). The class action claims allege, among other things, that Burnup s Board of Directors, and NBC, as Burnup s then largest stockholder, breached their respective fiduciary duties in approving (i) the distribution to Burnup s stockholders of all of the common stock of NBC owned by it (the "Distribution"), (ii) the exchange by NBC of 3,846,153 shares of Common Stock for certain indebtedness of NBC held by the Burnup (the "Exchange") (the Distribution and the Exchange are hereinafter referred to as the "1991 Transaction"), and (iii) allegedly placing the interests of NBC ahead of the interests of the other stockholders of Burnup. The derivative action claims allege, among other things, that Burnup s Board of Directors breached its fiduciary duties by approving executive officer compensation arrangements, by financing NBC's operations on a current basis, and by permitting the interests of Burnup to be subordinated to those of NBC. In the lawsuit, plaintiff seeks to rescind the 1991 Transaction and to recover damages in an unspecified amount.

The Amended Complaint alleges that the Special Transaction Committee that approved the 1991 Transaction was not independent and that, therefore, the 1991 Transaction was not protected by the business judgment rule or conducted in accordance with a settlement agreement (the "1990 Settlement") entered into in 1990 pertaining to certain prior litigation. The Amended

Complaint also makes other allegations which involve (i) further violations of the 1990 Settlement by the Burnup's engaging in certain transactions not approved by the Special Transaction Committee; (ii) the sale of a subsidiary of Burnup to a former officer of Burnup, (iii) the timing of the 1991.

Transaction and (iv) the treatment of executive stock options in the 1991 Transaction.

In November 1993, plaintiff filed a class action and derivative complaint, Civil Action 13248, (the "1993 Complaint") against Burnup, the members of the Board of Directors, CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas (CT, CTF, Jorge Mas Canosa, Jorge Mas and Juan Carlos Mas are referred to as the "CT Defendants"). In December 1993, plaintiffs amended the 1993 Complaint ("1993 Amended Complaint"). The 1993 Amended Complaint alleges, among other things, that (I) the Burnup Board of Directors and NBC, as Burnup s largest stockholder at the time, breached their respective fiduciary duties by approving the Acquisition Agreement and the Redemption (as defined in the Proxy Statement dated February 10, 1994) which, according to the allegations of the 1993 Complaint, benefits Mr. Caporella at the expense of Burnup s stockholders, (ii) the CT Defendants had knowledge of the fiduciary duties owed by NBC and the Burnup Board of Directors and knowingly and substantially participated in their breaches thereof, (iii) the Special Transaction Committee of the Burnup Board of Directors which approved the Acquisition Agreement and Redemption was not independent and, as such, was not constituted in accordance with the 1990 Settlement, (iv) the Burnup Board of Directors breached its fiduciary duties by failing to take an active and direct role in the sale of Burnup and failing to ensure the maximization of stockholder value in the sale of control of Burnup; and (v) the Burnup Board of Directors and NBC, as Burnup s largest stockholder at the time, breached their respective fiduciary duties by failing to disclose completely all material information regarding the Acquisition Agreement and the Redemption.

The 1993 Complaint also claims derivatively that each member of the Burnup Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing Burnup's affairs. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the Acquisition and the Redemption. On March 7, 1994, the court heard arguments with respect to plaintiff's motion to enjoin the Acquisition and Redemption and on March 10, 1994, the court denied plaintiff's request for injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint and the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend this action.

William C. Deviney, Jr. v. Burnup & Sims Inc., et al. Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a utilities services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. On July 5, 1994, a final judgment was entered for the plaintiff, and in satisfaction thereof, the following transactions occurred on July 15, 1994: (1) the ownership in the telephone services subsidiary was transferred to the plaintiff in consideration of $400,000, representing the initial investment by the Company; (2) an assignment of master contracts was executed; (3) various intercompany receivables were settled resulting in a $580,000 payment by the plaintiff to Company; and
(4) $200,000 of attorneys fees was paid to the plaintiff. The Company accounted for this transaction as a purchase accounting adjustment and, accordingly, the settlement had no effect on the Company s results of operations.

Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, v. Church & Tower, Inc., a Florida Corporation, et al., Civil Action 93-07318 CA 20, was filed on March 22, 1993, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida and amended on April 20, 1994, to include MasTec, Inc. In October 1994, the Company settled its suit with Jorge Gamez for $1,382,000 of which $1,000,000 was paid by the Company's insurance carrier.

Trilogy Communications, Inc. v. Excom Realty, Inc., was filed on April 19, 1990 in the Superior Court of New Jersey, Monmouth County, Law Division, Docket No. L-52787-90. The plaintiff served its complaint for damages and declatory relief on Excom Realty, Inc. , a wholly owned subsidiary of the Company. On May 3, 1991, the plaintiff moved for summary judgment. On January 2, 1992, the Court denied plaintiff s motion for summary judgment and granted the Company s cross motion for summary judgment and granted the Company leave to amend and supplement its answer to assert counterclaim. On July 18, 1994, the court rendered a written opinion dismissing the claims of Trilogy and on January 17, 1995, entered a judgment of $2,347,000 in favor of the Company. It is expected that Trilogy will appeal this decision and the Company cannot predict when and how the litigation will be ultimately concluded and, accordingly, has not reflected this judgment in the financial statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the names and ages of all of the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupation or employment during the past five years. The executive officers hold office for one year or until their successors are elected by
the Board of Directors.   Jorge Mas is the son of Jorge L. Mas Canosa.
There are no other family relationships between the directors or officers of the Company.

Officer                Age     Position           Principal Occupation
                                                  or Employment during
                                                  the Past Five Years

Jorge L. Mas Canosa    55     Chairman of the     President and Chief
                              Board of Directors  Executive Officer of
                              and President and   CTF during the past
                              Chief Executive     five years
                              Officer of CTF


Jorge Mas              32     President, Chief    President and Chief
                              Executive Officer   Executive Officer of
                                                  MasTec. President
                                                  and Chief Executive
                                                  Officer of CT (and
                                                  its predecessor
                                                  company Communication
                                                  Contractors, Inc.)
                                                  Neff Rental,Inc.,Neff
                                                  Machinery,Inc., Atlantic
                                                  RealEstate Holding Corp.
                                                  and U.S. Development
                                                  Corp. during the
                                                  last five years.

Ismael Perera       46        Senior Vice-        Senior Vice President
                              President -         Operations since
                              Operations          March 11, 1994. Senior
                                                  Director of Network
                                                  operations for BellSouth
                                                  Telecommunications from
                                                  1986 to 1993.

Carlos A. Valdes    32   Senior Vice-             Senior Vice-President,
                         President,Finance        Finance since March 11,
                                                  1994.  Chief Financial
                                                  Officer for CT since
                                                  1991.  Vice President of
                                                  First Union Naitonal Bank
                                                  of Florida from 1986 to
                                                  1991.

Carmen M. Sabater   30   Corporate Controller     Corporate Controller for
                                                  MasTec since April 1994.
                                                  Senior Manager from 1993
                                                  to 1994 and manager since
                                                  1989 to 1993 with
                                                  Deloitte & Touche, an
                                                  international public
                                                  accounting firm.

Nancy J. Damon      45   Corporate Secretary      Corporate Secretary since
                                                  March 11, 1994. Paralegal
                                                  for Burnup for over five
                                                  years.
PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

The following information relates to the Company's common stock, par value $.10 per share, (the "Common Stock") which currently trades on the NASDAQ National Market System under the symbol MASX (formerly BSIM). The high and low closing quotations of the Common Stock for each quarter of the last two fiscal years, as reported by NASDAQ, are set forth below:


                              1994                          1993
                         High        Low              High         Low

First Quarter       $  9 1/8      5 15/16           $3 7/16       2  5/8
Second Quarter         9          6   3/4            2 7/16       2
Third Quarter          8 1/2      7                  4  1/8       1  7/8
Fourth Quarter        10 1/4      7                  5 5/16       4 5/16

At March 22, 1995, there were 5,285 stockholders of record of the Company s common stock. The above quotations reflect interdealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual transactions.

The Company did not declare any cash dividends for the year ended December 31, 1994. See Note 5 to the Consolidated Financial Statements for information concerning the restrictions as to the payment of dividends. See
Note 12 to the Consolidated Financial Statements for information concerning the distribution of subchapter S earnings to the CT Group shareholders pursuant to the Burnup Acquisition.

Item 6.     SELECTED FINANCIAL DATA

Five-year Summary of Operations and Financial Information

The following tables present summary historical financial information of the Company, and unaudited pro forma consolidated financial data for the Company. The unaudited pro forma operating statement data for fiscal 1994 and 1993 assume that the Acquisitions (as described in Note 2 to the Consolidated Financial Statements) had occurred at the beginning of 1994 and 1993. The unaudited pro forma consolidated financial data do not purport to represent what the Company's consolidated results of operations or financial position actually would have been had the Acquisitions occurred on the dates indicated and neither the summary historical information nor the unaudited pro forma consolidated financial data project the Company's results of operations or financial position for any future period or date. The summary historical financial information and the unaudited pro forma data should be read in conjunction with the Consolidated Financial Statements.

(In Thousands, Except Earnings Per Common Share)

                                            MasTec(1)
                                      Years Ended December 31

                                 1994      1993   1992      1991      1990
Statement of Operations Data:
Revenues                       $141,196  $44,683 $34,136 $31,588   $18,640
Costs and Expenses              129,877   39,209  25,823  26,125    14,169
Interest Expense                  3,692      133      33      29        28
Interest and Other Income         2,769      943       0    (134)      313
Income from Operations           10,149    5,575   8,696   5,747     4,793
Net Income (2)                    7,519    4,213   5,167   3,308     2,968
Common Shares Outstanding (3)    16,077   10,250  10,250  10,250    10,250
Earnings per Common Share (3)$     0.47   $ 0.41 $  0.50 $  0.32   $  0.29


Balance Sheet Data
  (at end of period):
Working Capital                 $22,284   $ 9,091  $12,767  $7,154  $ 5,209
Property - Net                   44,002     4,632    3,656   2,406    2,100
Total Assets                    142,452    21,325   23,443  11,733    8,849
Non-Current Debt                 35,956     3,579      855     371      333
Stockholders' Equity(4)           50,874    10,943  15,690   9,436    7,296


                                       Pro Forma (5)
                                 Years Ended December 31,

                                          1994         1993
Statement of Operations Data:
Revenues                              $166,236      $191,336
Costs and Expenses                     159,000       198,705
Income (Loss) from Operations            5,701       ( 7,469)
Net Income (Loss)                        4,079        (3,345)
Common Shares Outstanding (6)           16,077        16,028
Earnings (Loss) per Common
 Share (6)                               $0.25       $ (0.21)

 (1) The 1994 results of operations include the results of the CT Group for the year ended December 31, 1994, the results of Burnup since March 11, 1994 through December 31, 1994 and the results of DTI since June 22, 1994 through December 31, 1994 as described in Note 2 to the Consolidated Financial Statements . Information regarding the four years ended December 31, 1993 relate to the operating activity of the CT Group only.

(2) Net income for the four years ended December 31, 1993 has been adjusted to reflect a provision for income taxes.

(3) Reflects the shares of the Company's common stock received by the former stockholders of the CT Group pursuant to the Burnup Acquisition.

(4) See Note 12 to the Consolidated Financial Statements regarding distributions made to the CT Group shareholders pursuant to the Burnup Acquisition.

(5) The pro forma amounts have been prepared on the same basis as the Pro Forma financial information included in Note 2 to the Consolidated Financial Statements.

(6) Reflects the shares which would have been outstanding had the Burnup Acquisition occurred on January 1, 1993.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain historical consolidated earnings data as a percentage of revenues for the periods indicated.

                                     1994    1993     1992
Revenues                           100.0%   100.0%   100.0%
Cost of revenues                    76.3%    64.3%    64.9%
Gross Margin                        23.7%    35.7%    35.1%
Depreciation & Amortization          3.9%     1.4%     1.1%
General and Administrative Expenses 11.8%    22.1%     9.6%
Interest expense                     2.5%     0.3%     0.1%
Other income(expense), net           1.7%     0.5%     1.2%
Operating income                     7.2%    12.5%    25.5%
Net income                           5.3%     9.4%    15.1%


The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

Overview

As a result of the Acquisitions described in Note 2 to the Consolidated Financial Statements, the Company experienced significant growth in its core Utilities Services segment. The Company s 1994 operations were also impacted by activities outside its core Utilities Services and Construction Services business segments. The Company s Construction Services segment did not have significant operations in 1994 as its major project had been completed in 1993. However, during 1994, the Construction Services segment did expand its services to include project management. See Item 1. Business and Note 11 to the Consolidated Financial Statements for information regarding the Company s principal business segments.

The Company s operating margins and net income were negatively impacted by non-core business activities and lower margins historically realized from utilities services contracts of acquired companies. The Company is continuously evaluating its long term business strategy of becoming a diversified telecommunications infrastructure service provider with anticipated internal growth , as well as growth through acquisitions and the expansion of international operations. In line with this strategy, on March 17, 1995 the Company sold the assets of its indoor theater operations for $11.5 million . These operations had generated approximately $9.4 million in revenues and contributed negatively to the Company s operating margins and net income . The Company continues to seek opportunities which will enhance core business activities .

Year Ended December 31, 1994 Compared to Year ended December 31, 1993

Results of Operations

Revenues

For the year ended December 31, 1994, revenue was $ 141.2 million, representing an increase of $ 96.5 million , or 216 % compared to revenues for the year ended December 31, 1993. This growth resulted primarily through acquisitions ($101.5 million ) and increased revenue of $4.2 million from the Utilities Services segment offset by a decline of $9.2 million in revenues from the Company's Construction Services segment due to the completion of a significant project in the latter part of 1993.

Operating Costs and Expenses

Cost of revenues increased from $28.7 million in 1993 to $107.8 million for the year ended December 31, 1994, and was 76.3% and 64.3% of revenues for the years ended December 31, 1994 and 1993, respectively. Although gross profit increased from $ 15.3 million in the prior year to $ 27.9 million for 1994, this increase did not represent an increase in gross profit as a percentage of revenues. The decline in gross profit percentage was primarily attributable to lower margins realized on Utilities Services contracts and non-core businesses from companies acquired during 1994.

General and administrative expenses for the year ended December 31, 1994 were $16.6 million or 11.8% of revenues, compared to $9.9 million, or 22.1 % of revenues for 1993. In the fourth quarter of 1993, in anticipation of the change in tax status resulting from the Burnup Acquisition, bonuses were paid to certain employee/shareholders of the CT Group which significantly impacted the general and administrative expenses of the Company for 1993. Additionally, non-recurring expenses associated with provisions for litigation and environmental expenditures were made in 1993. Excluding the above mentioned, general and administrative expenses as a percentage of revenues would have been 11.3% for 1993.

Depreciation and amortization expenses were $5.5 million for the year ended December 31, 1994, or 3.9 % of revenues, compared to $609,000 or 1.4% of revenues, for 1993. The increase is primarily a result of the Acquisitions described in Note 2 to the Consolidated Financial Statements and additional depreciation resulting from a fleet replacement program implemented by the Company in the latter part of 1993.

Other Income and Expenses

Interest expense was $ 3.7 million for 1994 compared to $133,000 for 1993 .This increase is due to debt assumed pursuant to the Acquisitions and the incurrence of indebtedness to shareholders of the CT Group pursuant to the Burnup Acquisition. On January 26, 1995, the Company secured a new Credit Facility. See Note 5 to the Consolidated Financial Statements.

The increase in interest and dividend income stem directly from dividend income earned on the preferred stock acquired in the Burnup Acquisition.

Other income increased $1.1 million from a net expense of $81,000 in 1993 to $1.1 million of income for 1994. This was primarily due to gains recognized on the sale of machinery and equipment of $609,000 and the rental of certain equipment to a third party.

The equity in earnings of unconsolidated joint ventures decreased by $940,000 from 1993. During 1993, the Company recorded income of approximately $1,087,000 related to its joint venture for the removal of debris related to Hurricane Andrew. The project undertaken by this joint venture was substantially completed in 1993.

Upon consummation of the Burnup Acquisition, the CT Group's election to be treated as an S Corporation was terminated and accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. This benefit was included in the provision for income taxes for 1994. The Company was not subject to taxation in 1993 as it had elected to be treated as an S Corporation under the Internal Revenue Code ( IRC ).

Year Ended December 31, 1993 Compared to Year ended December 31, 1992

Revenues

For the year ended December 31, 1993, revenue was $44.7 million , representing an increase of $10.5 million , or 30.8%, compared to the year ended December 31, 1992. This increase resulted primarily from an increase in the Company's utility customer base coupled with an increase in the volume of work arising in connection with the rebuilding necessitated by Hurricane Andrew, the expansion of outside plant systems approved under BellSouth's increased Master Budget Plan and the growth in private sector telecommunication projects. Additionally, revenues from the Company's Construction Services segment increased by approximately $2.5 million from 1992 to $10.6 million in 1993. This resulted primarily from the substantial work performed under a significant contract in 1993 versus 1992.

Operating Costs and Expenses

Cost of revenues increased from $22.2 million in 1992 to $28.7 million for the year ended December 31, 1993, and was 64.3% and 64.9% of revenues for the years ended December 31, 1993 and 1992, respectively. Consequently, the increase in gross profit from $ 11.6 million in 1992 to $15.3 million for 1993 was due primarily to an increase in revenues without a commensurate increase in fixed costs.

General and administrative expenses for 1993 increased by $6.6 million from $3.3 million in the prior year to $9.9 million due primarily to bonuses paid to certain employee/shareholders as a result of a change in tax status in contemplation of the Burnup Acquisition coupled with non- recurring expenses associated with provisions for litigation and environmental expenditures. Expressed as a percentage of revenues, general and administrative expenses were 22.1% in 1993 and 9.6% in 1992.

Depreciation and amortization expenses increased by $238,000 from $371,000 in 1992 to $609,000 in 1993 primarily as a result of the acquisition of construction equipment and vehicles required to support the volume increase and scheduled fleet replacement. Expressed as a percentage of revenue, depreciation and amortization expenses were 1.4% and 1.1% in 1993 and 1992, respectively.

Other Income and Expenses

Interest expense was $133,000 for 1993 compared to $33,000 in 1992. This increase resulted from financing incurred in connection with the acquisition of construction equipment and vehicles.

Other expenses in 1993 increased by $290,000 from 1992. This was primarily due to a loss on disposition of assets of $283,000 in 1993.

The Company's equity in earnings of its unconsolidated joint ventures increased by $1.6 million from 1992. During 1993, the CT Group recorded income of approximately $1.1 million related to its joint venture for the removal of debris related to Hurricane Andrew. In 1992, as a result of non-payment of certain change orders, the OCT Joint Venture incurred a loss. The Company's portion of such loss was $373,000 representing its twenty percent (20%) interest in the joint venture. These change orders were approved in 1993 and the resulting profit was recognized.

Pro Forma Results of Operations

The pro forma management's discussion and analysis is presented for informational purposes only and may not be indicative of the future results of operations or financial position of MasTec, or what the results of operations or financial position of MasTec would have been if the Acquisitions described in Note 2 of the Consolidated Financial Statements had occurred at the beginning of 1994 and 1993.

As a result of the Acquisitions, the Company adjusted the value of certain assets and liabilities in accordance with generally accepted accounting principles. See Note 2 to the Consolidated

Financial Statements for a description of the adjustments. On a pro forma basis for fiscal year 1994 and 1993, assuming that the Acquisitions were effective at the beginning of such periods, the Company would have reported net income of $4.0 million for 1994 and a net loss of $3.3 million for 1993.

Pro Forma Revenue

Revenue in 1994 would have been $166 million compared to $191 million for 1993.The decrease in revenue resulted from a decline in the volume of work from BellSouth arising in connection with the rebuilding necessitated by Hurricane Andrew, coupled with a decline in revenue generated as a result of uncommonly harsh winter conditions and the divestiture of a utilities services subsidiary.

Pro Forma Net Income

Net income on a pro forma basis would have been $4.0 million for 1994 compared to a net loss of $ 3.3 million for 1993. The increase of $ 7.3 million would have been primarily due to an increase in gross profit from 1993 resulting from 1993 non-recurring expenses for certain mobilization expenses related to changes in geographical areas of operation a charge of $3 million net of tax relating to tangible and intangible assets written off with respect to closed and other utilities operations and start up costs associated with the diversification of commercial printing services offered.

Liquidity and Capital Resources

The Company s primary source of liquidity during 1994 and 1993 was cash flows from operations. Cash and cash equivalents decreased by $3.3 million from $8.9 million at December 31, 1993 to $5.6 million at December 31,1994 primarily due to capital expenditures, debt repayments, loans made to CT Group shareholders, and businesses acquired.

In 1994, cash of $3.5 million was generated from operations. Net cash of $2 million was used in investing activities, including $ 4.3 million used primarily for additions to machinery and equipment, $3.6 million used for loans to CT Group shareholders and $1.9 million used in Acquisitions offset by $6.6 million provided by Acquisitions. Cash of $ 500,000 was used to pay instalments on notes payable to CT Group shareholders in accordance with the terms of the Burnup Acquisition.

The Company, as a result of obtaining new contracts in the Atlanta, Georgia area, anticipates increased capital expenditures of approximately $3 million in the first half of 1995 in excess of historical spending levels. Management expects to meet its future working capital needs primarily through cash flow from operations, sale of non-core assets and external financing. Management anticipates that the $11.5 million in cash generated from the sale of its indoor theatres consummated on March 17, 1995, will be used for working capital and to redeem the current portion of the 12% subordinated debentures outstanding. The Company currently has established working capital and equipment credit facilities which will be available sources of financing to meet its needs as it continues to expand into new contract areas.

As discussed in Note 5 to the Consolidated Financial Statements, on January 26, 1995, the Company entered into a $39.5 million credit facility (the "Credit Facility") with Barclays Business Credit (n/k/a Shawmut Capital). The Credit Facility is comprised of three sub-facilities:

a $12 million term loan (the"Term Loan") secured by certain equipment, a $15 million revolving loan (the "Revolver") collateralized by receivables and inventory as described below, and a $12.5 million equipment revolver (the "Equipment Loan") to be secured by new or used equipment purchased. The Company used the proceeds of the Term Loan to refinance $10.5 million in term loans outstanding at December 31, 1994.

The Credit Facility requires the Company to achieve certain cash flow benchmarks and to maintain a minimum net worth and other financial ratios. Interest on the Term Loan and the Equipment Loan accrue, at the Company's option, at the prime rate or 2.5% over LIBOR . Interest on the Revolver accrues, at the Company's option, at the prime rate or 2.25% over LIBOR.

Impact of Inflation

The primary inflationary factor affecting the Company's operations are on labor costs. Although, the Company primarily operates under Master Contracts, these contracts typically include provisions to increase contract prices on an annual basis based on increases in the Construction Price Index. Accordingly, the Company believes that increases in labor costs will not have a significant impact on its results of operations.

Environmental matters

The Company is in the process of removing, restoring and upgrading underground fuel storage tanks. As explained more fully in the notes to the Consolidated Financial Statements, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its financial position or results of operations.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Consolidated Financial Statements.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees of the Registrant is included under the caption "Election of Directors" of the Proxy Statement, which will be filed on or before April 30, 1995, and is hereby incorporated by reference into this Report on Form 10-K. Information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

Information set forth under the caption "Compensation of Directors and Officers" of the Proxy Statement, which will be filed on or before April 30, 1995, is incorporated by reference into this Report on Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement, which will be filed on or before April 30, 1995, is incorporated by reference into this Report on Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          See Note 12  to the Consolidated Financial Statements.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

(a)(i) Consolidated Financial Statements

                                                              Page Number


       Reports of Independent Accountants                          20

       Statements of Income for the three years ended
        December 31, 1994                                          23

       Consolidated Balance Sheets at December 31, 1994 and 1993   24

       Consolidated Statements of Shareholders  Equity
        for the three years ended December 31, 1994                26

       Consolidated Statements of Cash Flows for the three
        years ended December 31, 1994                              27

       Notes to Consolidated Financial Statements                  30

       Unaudited Pro Forma Statement of Income for the year
        ended December 31, 1994                                    49

(b) Report on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1994.

(c) Index to Exhibits                                              50

Report of Independent Certified Public Accountants

To the Board of Directors and
Shareholders of MasTec, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(i) on page 19 present fairly, in all material respects, the financial position of MasTec, Inc. (formerly the Church & Tower Group ) and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Miami, Florida
March 3, 1995

Report of Predecessor Independent Certified Public Accountants

To the Boards of Directors and
Shareholders of Church & Tower Group

We have audited the combined statements of income and retained earnings and of cash flows of the Church & Tower Group listed in the index appearing under Item 14(a)(i) on page 19 as of December 31, 1992 and for the year then ended. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the financial statements of 9001 Joint Venture, a joint venture that is majority-owned by a company in the Group, for the year ended December 31, 1992. The statement reflects total revenues of $14,495,378 for the year then ended. The statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for 9001 Joint Venture, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Church & Tower Group for the year ended December 31, 1992 in conformity with generally accepted accounting principles.


VICIANA AND SHAFER

Coral Gables, Florida
June 15, 1993

Report of Independent Certified Public Accountants

To the partners of
9001 Joint Venture

We have audited the statements of earnings, partners' capital, and cash flows of 9001 Joint Venture for the year ended December 31, 1992. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 9001 Joint Venture for the year ended December 31, 1992 in conformity with generally accepted accounting principles.


E.F. ALVAREZ & COMPANY

Miami, Florida
March 15,1993

Part II - Financial Information
Item 8. Financial Statements
                                     MasTec, Inc.
                          CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands Except Per Share Amounts)
                     for the Three Years ended December 31, 1994

                                          1994            1993           1992

Revenues                               $141,196       $  44,683       $ 34,136
Costs and Expenses
  Costs of Revenues (exclusive of       107,789          28,729         22,163
    depreciation and amortization shown
    separately below)
  General and Administrative             16,614           9,871          3,289
  Depreciation and Amortization           5,474             609            371
  Interest Expense -
     Borrowings                           3,469             133             33
     Notes to Shareholders                  223               0              0
  Interest and Dividend Income           (1,167)           (315)          (207)
  Interest on Notes from Shareholders      (304)              0              0
  Other                                  (1,051)             81           (209)
                                       ---------       ---------      ---------
    Total Costs and Expenses            131,047          39,108         25,440
                                       ---------       ---------      ---------
Income Before Income Taxes,
  Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures and
  Minority Interest                      10,149           5,575          8,696

Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures             247           1,187           (373)

Provision for Income Taxes                2,877               0              0
                                       ---------       ---------      ---------

Income Before Minority Interest           7,519           6,762          8,323

Minority Interest                             0             (10)           (43)
                                       ---------       ---------      ---------

NET INCOME                             $  7,519        $  6,752       $  8,280
                                       =========       =========      =========
Unaudited Pro Forma Data:
Income Before Income Taxes                                6,752          8,280
Provision for Income Taxes                                2,539          3,113
                                       ---------       ---------      ---------
Net Income                             $  7,519        $  4,213       $  5,167
                                       =========       =========      =========
Average Shares Outstanding               16,077          10,250         10,250

Earnings Per Share                     $   0.47        $   0.41       $   0.50




The accompanying notes are an integral part of these consolidated financial statements.

                                    MasTec, Inc.
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                                  DECEMBER 31,    DECEMBER 31,
                                                     1994             1993

ASSETS
Current Assets
  Cash and Cash Equivalents                        $   5,612     $     8,930
  Accounts Receivable-Net and Unbilled Revenues       33,837           6,751
  Inventories                                          4,111               0
  Deferred and Refundable Income Taxes                 1,368               0
  Theatre Assets held for Sale                         7,414               0
  Other                                                  700             186
                                                   ----------       ----------
   Total Current Assets                               53,042          15,867
                                                   ----------       ----------

Property and Equipment -At Cost                       50,104           6,066
Accumulated Depreciation                              (6,102)         (1,434)
                                                   ----------       ----------
   Property-Net                                       44,002           4,632

Investment in Preferred Stock                          9,000               0
Notes Receivable from Shareholders                     3,570               0
Real Estate Investments                               30,704               0
Other Assets                                           2,134             826
                                                   ----------       ----------

   TOTAL ASSETS                                    $ 142,452        $  21,325
                                                   ==========       ==========

























The accompanying notes are an integral part of these consolidated financial statements.

                                    MasTec, Inc.
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                                  DECEMBER 31,    DECEMBER 31,
                                                      1994             1993

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current Maturities of Debt                       $   8,229        $     508
  Current Portion of Notes Payable to Shareholders     1,000              500
  Accounts Payable                                     8,512            2,265
  Accrued Insurance                                    4,227              818
  Accrued Compensation                                 2,193              241
  Accrued Interest                                       631                0
  Other                                                5,966            2,443
                                                   ----------       ----------
   Total Current Liabilities                          30,758            6,775
                                                   ----------       ----------

Deferred Income Taxes                                 17,938                0
                                                   ----------       ----------
Other Liabilities                                      6,926               28
                                                   ----------       ----------

Long-Term Debt                                        15,206            1,079
Notes Payable to Shareholders                          1,500            2,500
Convertible Subordinated Debentures                   19,250                0
                                                   ----------       ----------
 Total Long-Term Debt                                 35,956            3,579
                                                   ----------       ----------

Commitments and Contingencies

Shareholders' Equity
   Common Stock                                        2,643            1,025
   Capital Surplus                                   134,094                0
   Retained Earnings                                   6,272            9,918
   Treasury Stock                                    (92,135)               0
                                                   ----------       ----------
    Total Shareholders' Equity                        50,874           10,943

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 142,452        $  21,325
                                                   ==========       ==========













The accompanying notes are an integral part of these consolidated financial statements.

                                    MasTec, Inc.
                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (In Thousands)
                     for the Three Years ended December 31, 1994

                             Common Stock
                           Issued            Capital  Retained Treasury
                           Shares   Amount   Surplus  Earnings   Stock   Total
--------------------------------------------------------------------------------
Balance December 31, 1991  10,250   $ 1,025           $ 8,411          $  9,436
Net Income                                              8,280             8,280
Distributions to Shareholders                          (2,025)           (2,025)
--------------------------------------------------------------------------------
Balance December 31, 1992  10,250     1,025            14,666            15,691
Net Income                                              6,752             6,752
Distributions to Shareholders                         (11,500)          (11,500)
--------------------------------------------------------------------------------
Balance December 31, 1993  10,250     1,025             9,918            10,943
Net Income                                              7,519             7,519
Retained Earnings of CT Group
   transferred to Capital Surplus            $ 11,165 (11,165)                0
Equity Acquired in Reverse
   Acquisition             16,185     1,619   122,969         $(92,233)  32,355
Stock Issuance Costs for Reverse
   Acquisition                                    (18)                      (18)
Stock issued to Employees from
   Treasury Shares                                (22)              96       74
Stock Issued for Debentures from
   Treasury Shares                                                   1        1
--------------------------------------------------------------------------------
Balance December 31, 1994  26,435   $ 2,643  $134,094 $ 6,272 $(92,136) $50,874
================================================================================
























The accompanying notes are an integral part of these consolidated financial statements.

                                     MasTec, Inc.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                     for the Three Years ended December 31, 1994
                                                        1994     1993     1992
Cash Flows from Operating Activities:

 Net Income                                           $ 7,519  $ 6,752  $ 8,280
 Adjustments  to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation and Amortization                        5,474      609      371
   Minority Interest in Earnings of Consolidated
     Joint Ventures                                         0       10       43
   Equity in (Earnings) Losses of Unconsolidated
     Joint Ventures                                      (247)  (1,187)     373
   (Gain) Loss on Sale of Assets                         (609)     283        0
   Stock Issued to Employees                               74        0        0
   Changes in Assets and Liabilities Net of Effects of Acquisitions:
    Accounts Receivable-Net and Unbilled Revenues      (8,249)   2,577   (5,064)
    Inventories and Other Current Assets                 (128)     111     (567)
    Other Assets                                          511     (538)     (91)
    Accounts Payable and Accrued Expenses                 139     (968)   2,520
    Income Taxes                                        1,133        0        0
    Other Current Liabilities                          (2,900)     762    1,463
    Deferred Taxes                                        884        0        0
    Other Liabilities                                      (9)       0        0
                                                      -------- -------- --------
     Net Cash Provided by Operating Activities          3,592    8,411    7,328
                                                      -------- -------- --------
Cash Flows from Investing Activities:
     Capital Expenditures                              (4,272)  (2,036)  (1,740)
     Investments in Unconsolidated Joint Ventures           0     (660)    (196)
     Loans to Shareholders                             (3,570)       0        0
     Cash Acquired in Reverse Acquisition of Burnup     6,362        0        0
     Cash Acquired in Acquisition of DTI                  223        0        0
     Cash Paid in Acquisition of DTI                   (1,000)       0        0
     Cash Paid in Acquisition of Assets of Buchanan      (850)       0        0
     Proceeds from Sale of Assets                         664        0        0
     Distributions from Unconsolidated Joint Ventures     277    1,484       48
                                                      -------- -------- --------
     Net Cash Used in Investing Activities             (2,166)  (1,212)  (1,818)
                                                      -------- -------- --------
Cash Flows from Financing Activities:
     Debt Borrowings                                    1,000        0        0
     Proceeds from Note Payable                             0      989    1,700
     Debt Repayments                                   (5,244)    (948)    (202)
     Repayments of Notes Payable to Shareholders         (500)       0        0
     Repayments of Loans from Affiliates                    0        0     (334)
     Distributions to Shareholders                          0   (8,500)  (2,025)
                                                      -------- -------- --------
     Net Cash Used in Financing Activities             (4,744)  (8,549)    (861)
                                                      -------- -------- --------






(Continued)                                                     Page 27 of 56

                                     MasTec, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (In Thousands)
                                                        1994     1993     1992

Net (Decrease) Increase in Cash and Cash Equivalents   (3,318)  (1,260)   4,579

 Cash and Cash Equivalents - Beginning of Period        8,930   10,190    5,611
                                                      -------- -------- --------
 Cash and Cash Equivalents - End of Period            $ 5,612  $ 8,930  $10,190
                                                      ======== ======== ========
 Cash Paid During the Period:
     Interest                                         $ 3,984  $   134  $    34
     Income Taxes                                     $ 1,695  $     0  $     0

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reverse Acquisition of Burnup
 Fair Value of Net Assets Acquired :
   Accounts Receivables                                 $ 18,274
   Inventories And Other Current Assets                    7,524
   Investments                                             9,000
   Property                                               40,685
   Real Estate Investments And Other Assets               32,645
                                                        ---------
   Total Non-Cash Assets                                $108,128

   Liabilities                                            49,559
   Long-Term Debt                                         31,776
                                                        ---------
   Total Liabilities Assumed                            $ 81,335

 Net Non-Cash Assets Acquired                             26,793
 Cash Acquired                                             6,362
                                                        ---------
 Net Value of Assets Acquired                           $ 33,155

 Purchase Price                                         $ 33,155
                                                        =========
 Acquisition of DTI
   Fair Value of Net Assets Acquired :
     Accounts Receivables                               $  2,878
     Inventories And Other Current Assets                    389
     Property                                              1,270
     Real Estate Investments And Other Assets                550
                                                        ---------
     Total Non-Cash Assets                              $  5,087

     Liabilities                                        $  1,988
     Long-Term Debt                                          471
                                                        ---------
     Total Liabilities Assumed                          $  2,459

   Net Non-Cash Assets Acquired                            2,628
   Cash Acquired                                             223
                                                        ---------
   Purchase Price                                       $  2,851

(Continued)                                                     Page 28 of 56

                                     MasTec, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
                                    (In Thousands)

 Acquisition of DTI (continued)

   Note Payable issued to DTI's Shareholders            $  1,851
   Cash Paid for Acquisition                               1,000
                                                        ---------
   Purchase Price                                       $  2,851
                                                        =========
 Acquisition of Assets of Buchanan:
   Fair Value of Net Assets Acquired:
     Equipment                                          $  3,828
     Liabilities Assumed                                   2,978
                                                        ---------
     Cash Paid for Acquisition                          $    850
                                                        =========

 Property Acquired Through Financing Arrangements       $  2,989
                                                        =========

 Property Acquired Through Capital Leases               $  1,764
                                                        =========

During 1993, the CT Group declared distributions to shareholders of $11,500,000. Of the amounts declared, $8,500,000 was paid in cash in 1993, $500,000 in 1994 and $2,500,000 remains payable as notes payable to shareholders.

During 1994, MasTec issued $96,000 of stock from Treasury to its employees. Capital Surplus was reduced by $ 22,000 by this transaction.

During 1994, MasTec sold equipment in exchange for a note receivable for $ 631,000.






















The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992

1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation and presentation

The consolidated financial statements include MasTec, Inc. and its subsidiaries (the "Company" or "MasTec, Inc."). All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

The combined financial statements for the years ended December 31, 1993 and 1992 include the accounts of Church & Tower of Florida, Inc. ("CTF") and Church & Tower, Inc. and its majority owned joint venture ("CT"), collectively referred to as the "CT Group". All significant intercompany balances and transactions have been eliminated.

On March 11, 1994, the CT Group acquired Burnup & Sims Inc. in a purchase transaction accounted for as a reverse acquisition (the "Burnup
Acquisition") . See Note 2 below.

The Company is primarily engaged in the construction and maintenance of outside plant (underground cable and conduit, aerial lines, manholes, etc.) for utility companies throughout the United States and abroad. The CT Group had principally operated in the South Florida region.

In 1990, the Company entered a joint venture agreement for the purpose of constructing a detention center for Metro Dade County. The project was substantially completed in 1993. From an initial 60% interest in the joint venture, the Company increased its participation to 99.7%. Accordingly, the accounts of the joint venture were consolidated in the accompanying financial statements for 1993 and 1992.

The Company was also a party to certain other joint venture agreements, the results of which are accounted for under the equity method. These agreements were entered to participate in certain governmental construction projects and to remove debris relating to Hurricane Andrew during 1992 and 1993.

A summary of the significant accounting policies followed in the preparation of the accompanying consolidated and combined financial statements is presented below:


Revenue recognition

Revenues and related costs for short term construction projects are recognized when the projects are completed.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (Continued)

Revenues from long term construction contracts are accounted for by the percentage-of-completion method whereby income is recognized based on the estimated stage of completion of individual contracts. Losses, if any, on such contracts are provided for when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities and represent billings in excess of revenues recognized.

The Company also provides management, coordination, consulting and administration services for construction projects. Compensation for such services is recognized ratably over the term of the service agreement.

Revenue from the sale of uninterrupted power supplies and commercial printing products is recognized when the product is shipped. Revenue from the theater business is recognized on a cash basis.

Inventories

Inventories (consisting principally of material and supplies) are carried at the lower of first-in, first-out cost or market.

Property and equipment, net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets as follows: buildings and improvements -5 to 40
years and machinery and equipment -3 to 15 years.   Leasehold improvements
are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Accrued insurance
The Company is self-insured for certain health care, casualty and worker's compensation exposure and, accordingly, accrues the estimated losses not otherwise covered by insurance.

Investments

The Company's investments in preferred stock, consisting of 150,000, 7% cumulative preferred shares with a liquidation value of $15,000,000, and in real estate located primarily in Florida are stated at cost, which represents the estimated fair value at the Burnup Acquisition date.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994 1993 AND 1992 (Continued)

Income taxes

Prior to March 11, 1994, the CT Group was taxed under the Subchapter S provisions of the Internal Revenue Code ( IRC ), which provide that taxable income be included in the Federal income tax returns of the individual shareholders. Accordingly, no provision for income taxes has been recorded in the combined statements of income for the years ended December 31, 1993 and 1992.

As a result of the Burnup Acquisition, the Company became a taxable corporation and now records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases.

Cash and cash equivalents

Cash and cash equivalents are defined as those highly liquid investments purchased with an original maturity of three months or less. At December 31, 1994, cash and cash equivalents included time deposits of $1.4 million.

Environmental expenditures

Environmental expenditures that result from the remediation of an existing condition caused by past operations are expensed. Liabilities are recognized when cleanup is probable and the cost can be reasonably estimated.

2 - ACQUISITIONS:

The CT Group was acquired, through an exchange of stock, effective March 11, 1994, by Burnup, a publicly traded company with business activities similar to the CT Group . As a result of the Burnup Acquisition, the shareholders of the CT Group received approximately 65% of the shares of Burnup in exchange for 100% of the shares of the CT Group. Immediately following the Burnup Acquisition, the name of Burnup was changed to MasTec, Inc. and its fiscal year end was changed to December 31.

Under generally accepted accounting principles, the Burnup Acquisition was accounted for as a reverse acquisition whereby the CT Group was considered the acquirer and, therefore, the 1993 and 1992 financial statements presented are those of the CT Group only. In addition, the results for the year ended December 31, 1994, include the operations of the CT Group during such period and the operations of Burnup from March 11, 1994.

The purchase price "paid" by the CT Group for Burnup consisted of the market value of Burnup stock not acquired by CT Group shareholders in the merger of $32,355,000 (5,777,592 shares outstanding at an average market value of $5.60 per share) and $800,000 of acquisition costs incurred by the CT Group, resulting in a total purchase price of $33,155,000.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994 1993 AND 1992 (Continued)

On June 22, 1994, the Company acquired all of the outstanding shares of DTI, a Florida corporation, for $1,000,000 in cash and a promissory note in the amount of $1,851,000 ("the DTI Acquisition") in a transaction accounted for as a purchase. The Company may also pay an additional amount contingent upon certain specific percentages of net pretax earnings earned by DTI over the next four years. Contingent consideration based on earnings is not currently determinable and, has therefore, not been recorded in the accompanying financial statements.

On July 26, 1994, the Company purchased from Buchanan Contracting Company
( Buchanan ) machinery and equipment, the rights to two master contracts covering the Montgomery, Alabama and Memphis, Tennessee areas, with BellSouth Telecommunications, the name "Buchanan Contracting Company Incorporated" and certain leases for $850,000 in cash, a promissory note of $1,061,000 and an assumption of debt related to the equipment purchased of $1,917,000. The acquisition was accounted for as a purchase.

The Burnup, DTI and buchanan Acquisitions are herein after referred to as the Acquisitions . The costs of the Acquisitions described above were allocated to the estimated fair value of acquired assets and liabilities assumed based on independently and internally generated information obtained to date. Certain information necessary to complete the valuation process is not yet available; management does not expect the completion of the valuation process will have a significant effect on the accompanying financial statements. The most significant adjustments to the balance sheet resulting from the Acquisitions are disclosed in the supplemental schedule of non-cash investing activities in the statement of cash flows.

The following information presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1994 and 1993 of MasTec as if the Acquisitions had occurred at the beginning of each period presented, after giving effect to certain adjustments, including depreciation of assets acquired, reduced interest income as a result of the redemption of subordinated debentures and other receivables of Burnup , and the related income tax effect of the adjustments, including the conversion to a taxable corporation.

(In Thousands Except Per Share Amounts)

                              1994       1993


Revenues                   $166,236  $191,336
Net Income (Loss)             4,079    (3,345)
Income (Loss) Per Share    $   0.25  $  (0.21)

These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisitions occurred at the beginning of each period presented.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)


3-ACCOUNTS RECEIVABLE-NET

Accounts receivable are net of an allowance for doubtful accounts of $1,404,000 and $ 250,000, at December 31, 1994 and 1993, respectively.
Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $1,491,000 and $400,000 at December 31, 1994 and 1993,
respectively.

4 - PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following as of December 31, 1994 and 1993
(in thousands):


                                  1994             1993

Land                          $ 13,878            $  216
Buildings and Improvements       9,779               527
Machinery and Equipment         30,354             4,881
Office Furniture and Equipment   1,093               442
                             ----------       -----------
                                50,104             6,066
Less-accumulated depreciation   (6,102)           (1,434)
                             ----------       -----------
                              $ 44,002            $4,632
                             ==========        ==========

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

5 - DEBT:
Debt is summarized as follows (in thousands):


                                                  December       December
                                                      1994          1993
Term Loan payable to Bank, at prime
 rate plus  % (9% at December 31, 1994,
 due June 1995)                                   $  8,294     $      0
Term Loan payable to Bank at prime rate
 plus  % (9% at December 31, 1994
 due December 30, 1994)                              1,000            0
Term Loan payable to Bank, at 7.7% fixed             1,144        1,587
Notes Payable to Shareholders, at prime
 rate plus 2% (10.5% at December 31, 1994
 payable in semi-annual instalments of
 $500,000 through 1997)                              2,500        3,000
Capital Leases, at Interest
   Rates from 6% to 12% due in
   installments through the year 2000                3,826            0
Other note payable for equipment
  Rates from 9% to 10% due in
   installments through the year 2000                3,899            0
Other, at 7% due in four semi-annual
   installments through July 10, 1996                1,851            0
Other, at 7% due in eight quarterly installments
  through July 1, 1996                                 796            0
12% Convertible Subordinated Debentures
   due in year 2000                                 21,875            0
                                                 ----------   ----------
Total Debt                                          45,185        4,587
Less Current Maturities                             (9,229)      (1,008)
                                                  ---------   ----------
Long Term Debt                                    $  35,956    $  3,579
                                                    =======    =========

The 12% convertible subordinated debentures (the "Debentures") require an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at an adjusted conversion price of $16.79 per share. At December 31, 1994, approximately 1,303,000 shares were reserved for conversion. The terms of the subordinated debentures include certain restrictions on the payment of dividends.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

On January 26, 1995 the Company entered into a new $39.5 million credit facility with a bank (the Credit Facility ).

The Credit Facility is comprised of three sub-facilities: a $12 million term loan (the"Term Loan") secured by certain equipment, a $15 million revolving loan (the "Revolver") collateralized by receivables and inventory as described below and a $12.5 million equipment revolver term loan (the "Equipment Loan") secured by new or used equipment as purchased under the Equipment Loan facility. The Company used a portion the proceeds of the Term Loan to repay $10.5 million in term loans outstanding at December 31, 1994.

Interest on the Term Loan and Equipment Loan accrue, at the Company's option, at the rate of prime or 2.5% over LIBOR . Interest on the Revolver accrues , at the Company's option, at the rate of prime or 2.25% over LIBOR. The new facility requires the Company to pay a commitment fee of $162,500 and unused line fee at an annual rate of one quarter of one percent of the unused facility reduced by $6,000,000. Under the Credit Facility, borrowings up to approximately $12.5 million will be secured by machinery and equipment as purchased under the Equipment Loan Facility. The Term Loan is payable in quarterly installments based upon a ten year amortization.

The Credit Facility requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain other financial ratios.

Since the existing term loans were refinanced, amounts considered as currently payable represent the amounts which will be due during 1995 under the new Credit Facility.


At December 31, 1994, debt matures as follows:

1995               $  9,229
1996                  8,314
1997                  5,883
1998                  5,017
1999                  4,698
after 1999           12,044
                   ---------
Total              $ 45,185
                   =========

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

6- LEASED PROPERTIES

The Company leases certain theatre locations, operating equipment, offices and equipment yard facilities under cancelable and noncancelable agreements.

Future minimum lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year, excluding leases which were assumed by the buyer of the indoor theatre chain (see Note 17), at
December 31, 1994 are as follows:   (Dollars in thousands)

                                 Operating          Capital
                                    Leases          Leases
1995                             $     930          $ 1,213
1996                                   313              692
1997                                    72              673
1998                                     1              586
1999                                                    570
Remaining years                                       1,079
                                 -----------      ----------
Total minimum lease payments     $   1,316          $ 4,813
                                 ===========      ----------
Less: Amount representing interest                     (987)
Present value of net minimum lease  payments        $ 3,826
                                                  ==========
Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements, particularly capital leases.

The net book value of assets acquired under capital leases included in Machinery and Equipment at December 31, 1994 approximates $3,227,000. Amortization of such assets is included in depreciation expense.

7- OTHER LIABILITIES:

Other liabilities are summarized as follows (dollars in thousands):

                                                 1994           1993
                                                 --------     --------
Accrued Insurance                                $  6,893     $      0
Minority Interest in Consolidated Joint Ventures       33           28
                                                 --------     --------
                                                 $  6,926     $     28
                                                 ========     ========

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)


8 - STOCK OPTION PLANS

The Company had two non-qualified stock option plans (the "1976 and 1978 Plans") which were replaced by the 1994 Stock Incentive Plan (the "1994 Plan").

The 1976 Plan provides that options may be exercised in four increments beginning eighteen months subsequent to the date of grant. Upon exercise of the option, the Company will reduce the optionee's purchase price by an amount equal to the increase in the fair market value on the exercise date of the shares being purchased over the fair market value of such shares on the date the option was granted. The purchase price, however, cannot exceed 85% of the fair market value of such shares on the exercise date, and in no event can the exercise price be less than $.10 per share. The holder of the option has the alternative right to cancel such option and instead to exercise stock appreciation rights entitling the holder to receive cash under certain circumstances. The 1978 Plan provides that options may be exercised in four increments beginning one year subsequent to the date of grant. There is no subsequent adjustment of the purchase price. Approximately 31,300 shares have been reserved for and may still be issued in accordance with the terms of the 1976 and 1978 Plans.

The 1994 Plan authorized options to purchase up to 800,000 shares of the Company's Common Stock of which 200,000 shares may be awarded as restricted stock. As of December 31, 1994, options to purchase 125,500 had been granted, none of which were exercisable at December 31, 1994. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised at an exercise price no less than the fair market value of the shares at the grant date.

The Company also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan authorized options to purchase up to 400,000 shares of the Company's common stock issuable to the non-employee members of the Company's Board of Directors. Options to purchase 15,000 shares have been granted to a Board member, none of which are exercisable at December 31, 1994. The options permit the non-employee director to exercise for a period of up to ten years from the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

Approximately 1,200,000 shares have been reserved for the 1994 Plan and Director Plan.

In addition, options to purchase 100,000 shares of common stock at $5.75 per share were granted to a director outside the Directors' Plan in lieu of the Director's Plan and annual fees paid to the director. Compensation expense of $42,500 in connection with the issuance of this option is being recognized annually over the vesting period, five years.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

The following is a summary of all stock option transactions :

                                                Exercise
                                 Shares          Price

Outstanding December 31, 1993         0             0
Options outstanding under
 acquired plans                  32,800       $ 0.10-$2.00
Granted                         240,500       $ 5.75-$7.94
Exercised                        (1,500)        $2.00
Canceled                              0             0
                               ----------
Outstanding December 31, 1994   271,800        $0.10-$ 7.94
                               ==========

9-INCOME TAXES

Prior to March 11, 1994, the Company was an S Corporation under the IRC and, therefore the results of operations for the years ended December 31, 1993 and 1992, do not include a provision for income taxes, as the income of the Company passed directly to the stockholders.

On March 11, 1994, the Company became a taxable corporation and the effect of recognizing the change in tax status of approximately $435,000 is included in the provision for income taxes for the year ended December 31, 1994.

The provision for income taxes consists of the following (in thousands):

Current
   Federal            $ 3,210
   State                  501
                     ---------
                        3,711
                     ---------
Deferred
   Federal           (    710)
   State             (    124)
                     ---------
                     (    834)
                    ----------
Total                 $ 2,877
                    ==========

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1994 are as follows (in thousands of dollars):

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

Deferred Tax Assets:

Accrued self insurance                         $  2,619
Operating loss and tax credit carry forward         422
All other                                         2,639
                                              ----------
Total deferred tax assets                         5,680
                                              ----------
Deferred Tax Liabilities:

Property and equipment                            4,070
Asset revaluations                               15,219
Reserves not currently deductible                 1,652
All other                                         2,241
                                                 ------
Total deferred tax liabilities                   23,182
                                                 ------
Net deferred tax liabilities                   $ 17,502
                                              ==========

Deferred tax assets of $436,000 have been recorded in current assets in the accompanying consolidated financial statements.

A reconciliation of the difference between actual income tax expense and income taxes computed at Federal statutory tax rates is as follows:



                                               1994
U.S. Federal statutory rate
   applied to pretax income                     34  %
State and local taxes                            5
Effect of dividend exclusion                   ( 2)
Change in tax status                           ( 7)
Other                                          ( 2)
                                              -----
Provision for income taxes                      28  %
                                              =====

The Internal Revenue Service is currently auditing the tax returns of Burnup & Sims Inc. for the fiscal years ended April 30, 1989 through April 30, 1993. Adjustments, if any as a result of this audit, will be recorded as an adjustment to purchase accounting.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

10-EARNINGS PER SHARE AND CAPITAL STOCK

The Company has authorized 50,000,000 shares of its $.10 par value common stock. At December 31, 1994, 26,434,814 common shares were issued, 16,038,581 were outstanding and 10,396,233 were held in treasury. At December 31, 1993, the Company s shareholders equity was retroactively restated to account for the CT Group s Acquisition of Burnup in March 1994. The restatement gives effect to the number of shares of MasTec received by the CT Group shareholders at the date of acquisition.

At the date of the Burnup Acquisition, the Company transferred the CT Group s previously reported undistributed earnings and profits of approximately $11,165,000 to capital surplus.

At December 31, 1994, the Company had 5,000,000 shares of authorized but unissued preferred stock.

Earnings per share is based on the weighted average number of common shares outstanding and includes the effect of the issuance of shares in connection with the exercise of dilutive stock options. Fully diluted earnings per share, assuming conversion of the convertible subordinated debentures with corresponding adjustments for interest expense, net of tax , is not presented as the effect of conversion is anti-dilutive . Earnings per share for the years ended December 31, 1993 and 1992 were computed using the number of shares outstanding after giving retroactive effect to the 10,250,000 shares received by the former stockholders of the CT Group.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

11 - BUSINESS SEGMENTS:

Business segment information is summarized as follows (In thousands):


                                 1994         1993         1992
                              ----------   ----------   ----------
Contract revenue:
  Utility services            $ 110,609    $  34,010    $  25,896
  Construction services             685       10,673        8,240
  General products and other     29,902            0            0
                             -----------  -----------    ---------
Total                         $ 141,196    $  44,683    $  34,136
                                =======      =======      =======
Income from operations:
  Utility services            $ 11,291     $  9,351     $  8,472
  Construction services            140        2,266        2,149
  General products and other      (114)           0            0
  Corporate                     (1,168)      (6,042)      (1,925)
                            -----------  -----------   ----------
Total                         $ 10,149     $  5,575     $  8,696
                               ========      =======      =======
Identifiable assets:
  Utility services            $  68,568    $  17,405    $  17,726
  Construction services           1,344          400        3,065
  General products and other     34,072            0            0
  Corporate                      38,468        3,520        2,651
                              ----------    ----------   ----------

Total                         $ 142,452    $  21,325    $  23,442
                               ========     ========      =======
Depreciation expense:
  Utility services            $   4,378    $     609    $     371
  General products and other        964            0            0
  Corporate                         132            0            0
                                ----------  ---------   ---------
Total                         $   5,474    $     609    $     371
                                =======      =======    =========
Capital expenditures:
  Utility services            $   5,901    $   2,036    $   1,740
  General products and other      2,544            0            0
  Corporate                         581            0            0
                              ---------  -----------   ----------
Total                         $   9,026    $   2,036    $   1,740
                                =======      =======      =======

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

The Company's operations are organized into three principal business segments, utility services, construction services and general products and other. Income from operations consists of income before equity in earnings of unconsolidated joint ventures and minority interest in earnings of consolidated joint venture. There are no material intersegment sales or transfers. Identifiable assets are those assets used for operations in each business segment. Corporate assets are principally invested cash preferred stock, real estate and investments in unconsolidated joint ventures.

12 - RELATED PARTY TRANSACTIONS:

The Company rents and purchases construction equipment from affiliates. During 1994, 1993 and 1992, the Company incurred approximately $617,000, $249,000 and $222,000 of equipment rental expense and purchased approximately $528,000, $1,432,000 and $127,000, respectively, from these affiliates. Additionally, at December 31, 1994 and 1993 the Company had recorded $169,000 and $97,450 as amounts due from affiliates. These amounts are included in accounts receivable in the accompanying balance sheets.

During 1993, the Company declared distributions of Subchapter S earnings to shareholders of $11,500,000. Of the amounts declared, $8,500,000 and $500,000 was paid in cash during 1993 and 1994, respectively and $2,500,000 remains payable at December 31, 1994 in the form of notes payable to shareholders. The notes bear interest at the prime rate of interest plus 2% (10.5% and 8% at December 31, 1994 and 1993, respectively) and are payable in semi-annual installments of $500,000 beginning in August 1994, plus accrued interest, through February 1997. The loans are unsecured.

Notes receivable from shareholders bear interest at the prime rate plus 2% (10.5% at December 31, 1994). Interest on the notes is payable annually with principal due on July 15, 1996. See Note 5 regarding notes payable to shareholders.

Additionally, at December 31, 1994 and 1993, the Company has other amounts due from its principal shareholders totaling $332,000 and $273,000 respectively, which have been included in accounts receivable in the accompanying balance sheets.

The Company also leases one equipment storage facility from a shareholder at an annual rent of $48,000 expiring on October 31, 1998.

13 - SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company provides outside plant work primarily to two entities. As a result, the Company is exposed to a concentration of credit risk with respect to these two customers. Revenues from these two entities for the years ended December 31, 1994, 1993 and 1992 were approximately $59.9 million, $29.1 million and $22.3 million, respectively. Accounts receivable from these two entities at December 31, 1994 and 1993 were $9.9 million and $5.7 million.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

In addition, the Company recognized revenue from a municipality in connection with a construction project of approximately $10.7 million and $8.2 million during the years ended December 31, 1993 and 1992, respectively. At December 31, 1993 there were contracts receivable from the municipality in the amount of $400,000.

14- COMMITMENTS AND CONTINGENCIES:

In 1990 and 1993 purported class action and derivative complaints were filed against the Company, Members of its Board of Directors, the Company s then largest stockholders, CT and CTF. The complaints generally alleged that the defendants breached their fiduciary duties in connection with certain corporate transactions which occurred prior to the Burnup Acquisition and certain other matters which allegedly could have impacted the terms of the Burnup Acquisition.

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

William C. Deviney, Jr. v. Burnup & Sims Inc., et al. Civil Action No. 152350 was filed in the Chancery Court of the First Judicial District of Hines County, Mississippi on May 3, 1993. The plaintiff in this action filed suit seeking specific performance of alleged obligations of the Company pursuant to a stock purchase agreement and related agreements entered into in 1988. Pursuant to the agreements, the Company sold to plaintiff a minority interest in a utilities services subsidiary and granted to plaintiff an option to purchase the remaining stock if certain conditions were satisfied. On July 5, 1994 a final judgment was entered for the plaintiff, and in satisfaction thereof, the following transactions occurred on July 15, 1994: (1) the ownership in the telephone services subsidiary was transferred to the plaintiff in consideration of $400,000, representing the initial investment by the Company; (2) an assignment of master contracts was executed; (3) various intercompany receivables were settled resulting in a $580,000 payment by the plaintiff to Company; and
(4) $200,000 of attorneys fees was paid to the plaintiff. The Company accounted for this transaction as a purchase accounting adjustment, accordingly, the settlement had no adverse effect on the current financial position of the Company.

On March 22, 1993, Jorge Gamez, as Personal Representative of the Estate of Jorge A. Gamez, deceased, filed a suit against the Church & Tower, Inc., a Florida Corporation, et al., Civil Action 93-07318 CA 20, filed in the

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida on and amended on April 20, 1994, to include MasTec, Inc. on November 1, 1994 the Company settled its suit with Jorge Gamez for $1,382,000 of which $1,000,000 was paid by the Company's insurance carrier. The Company had previously provided $1,250,000 for possible losses surrounding this litigation and, as such, credited operations for the excess reserve at the time of the settlement.

Trilogy Communications, Inc. V. Excom Realty, Inc., was filed on April 19, 1990 in the Superior Court of New Jersey, Monmouth County, Law Division, Docket No. L-52787-90. The plaintiff served its complaint for damages and declatory relief on Excom Realty, Inc. , a wholly owned subsidiary of the Company. On May 3, 1991, the plaintiff moved for summary judgment. On January 2, 1992, the Court denied plaintiff s motion for summary judgment and granted the Company s cross motion for summary judgment and granted the Company leave to amend and supplement its answer to assert counterclaim. On July 18, 1994, the court rendered a written opinion dismissing the claims of Trilogy and on January 17, 1995, entered a judgment of $2,347,000 in favor of the Company. It is expected that Trilogy will appeal this decision and the Company cannot predict when and how litigation will be ultimately concluded and accordingly, has not reflected this judgment in the financial statements.

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

At December 31, 1994, the Company had letters of credit outstanding totaling $3,053,000. These letters of credit were issued to back certain insurance policies.

In connection with certain construction contracts, the Company has signed certain agreements of indemnity in the aggregate amount of approximately $60 million, of which approximately $40 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts. Management believes that no losses will be sustained from these agreements.

Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. The Company is in the process of removing, restoring and upgrading these tanks, as required by the applicable laws, and has identified certain tanks and surrounding soil which will require remedial cleanups. In this respect, the Company has recorded approximately $566,000 in provisions for costs to be incurred in correction with these cleanups. Management does not expect future costs to be incurred in this respect to exceed the amounts which have been reserved.

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

15-FAIR VALUE

For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts and notes receivable, notes payable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long term floating rate notes are carried at amounts that approximate fair value. As a result of the Acquisitions described in Note 2 , other financial instruments, including the subordinated debentures and the investment in preferred stock, were recorded at their estimated fair values at the acquisition date, which management believes are not significantly different from the fair value at December 31, 1994. The estimated fair values were based on quoted market rates and third party valuations for instruments with similar risk terms and maturities.

The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

16-QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in Thousands, Except Earnings Per Share)

1994:                        First  Second     Third     Fourth
                           Quarter  Quarter    Quarter   Quarter      Total
                          --------  -------   -------   --------    --------
Revenues                  $ 17,157  $ 36,616   $45,780   $41,643  $141,196
Operating Profit             1,159    2,284     4,063     2,643    10,149
Net Income                   1,602    1,583     2,606     1,728     7,519
Earnings Per Share        $   0.10  $  0.10    $ 0.16   $  0.11  $   0.47

1993(1):

Revenues                  $ 13,729 $ 14,427   $ 8,878   $7,649   $ 44,683
Operating Profit (Loss)      3,562    3,567     1,700   (3,254)     5,575
Net Income (Loss)            1,882    1,884       802     (355)     4,213
Earnings (Loss) Per Share $   0.18 $   0.18   $  0.08   $(0.03)  $   0.41

(1) The 1993 net income and earnings per share amount have been adjusted to include a provision for income taxes as though the Company had been subject to taxation during 1993.

In the fourth quarter of 1994, the Company recorded certain adjustments related to other quarters which increased net income by approximately $207,000, the effect of which on previously

MASTEC, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1993 AND 1992 (continued)

recorded quarters was not significant. See also Note 14 regarding the successful settlement of litigation.

17- SUBSEQUENT EVENT(Unaudited)

On March 17, 1995, the Company sold the assets of its indoor theatre chain for approximately $11,500,000. Accordingly, property and equipment related to its indoor theatre operations have been recorded as current assets in the accompanying consolidated balance sheet. Revenue from the indoor theatres included in the General Products and Other segment (see Note 11) for the period March 11, 1994 through December 31, 1994 were approximately $9.4 million. A gain on sale of approximately $1.8 million net of tax was realized on the sale.

Consolidated Pro Forma Financial Information (Unaudited):

The following unaudited pro forma consolidated statement of income includes the CT Group, Burnup and DTI for the year ended December 31, 1994 and is presented as if the Acqusitions described in Note 2 had all occured on January 1, 1994.

The pro forma statement of income is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of MasTec had the Acquisitions occured on January 1, 1994.

These pro forma consolidated financial statements should be read in conjunction with the historical consolidated financial statements and notes thereto and information presented under the caption Pro Forma Results of Operations contained in Managements Discussion and Analysis of Financial Condition and Results of Operations (Item 7, herein).

                                    MasTec, INC.
                        PRO FORMA STATEMENT OF INCOME FOR 1994
                       (In Thousands Except Per Share Amounts)
                                                       BURNUP
                                        MasTec         & SIMS            DTI
                                       January 1,     January 1,      January 1,                           COMBINED
                                        through        through         through       PRO FORMA            PRO FORMA
                                       December 31,    March 11,       June 22,     ADJUSTMENTS               1994

Revenues                               $  141,196      $  20,268      $   4,772      $       0            $ 166,236
                                       -----------     ----------       --------     ----------           ----------
Costs and Expenses
 Costs of Revenues (exclusive             107,789         19,734          3,582                             131,105
  depreciation and amortization
  shown separately below)
 General and Administrative                16,614          5,883            714         (2,306)  (1)         20,905
 Depreciation and Amortization              5,474          1,098            120            298   (2)          6,969
 Interest Expense                           3,692            713             22             79   (3)          4,546
 Interest and Dividend Income              (1,471)          (898)            (9)           446   (4)         (1,932)
 Other                                     (1,051)            12              0                              (1,039)
                                       -----------     ----------       --------     ----------           ----------
  Total Costs and Expenses                131,047         26,542          4,429         (1,464)             160,554
                                       -----------     ----------       --------     ----------           ----------
Income (Loss) Before Income Taxes          10,149         (6,274)           343          1,464                5,682
  Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures

Equity in Earnings (Losses) of
  Unconsolidated Joint Ventures               247              0              0              0                  247

Provision (Credit) for Income Taxes         2,876         (2,137)           152            978   (5)          1,884
                                       -----------     ----------       --------     ----------           ----------
NET INCOME (LOSS)                      $    7,519      $  (4,137)       $   191      $     471            $   4,045
                                       ===========     ==========       ========     ==========           ==========
Average Shares Outstanding                 16,077                                                            16,077

Earnings (Loss) Per Share              $     0.47                                                         $    0.25

Notes to unaudited pro forma financial statements.

(1) Elimination of certain non-recurring charges incurred by Burnup relating to the Acquisition.
       (a) Bonus Service Pool               (1,000)
       (b) Additional Stock Option Compens    (412)
       (c) Acquisition Costs                  (894)
                                            -------
                                            (2,306)
                                            =======

(2) Elimination of Burnup's historical goodwill amortization ($23), net of adjustment for additional depreciation ($300) regarding the step-up in basis to estimated fair value of fixed assets acquired, assuming an average life of 5 - 20 years for depreciable tangible assets.

(3) Increase in interest expense for notes payable issued in connection with the DTI Acquisition.

(4) To reverse interest income earned on NBC Subordinated Debentures and other indebtedness exchanged as part of the Burnup Acquisition.

(5) Tax provision for pro forma adjustments and tax provision on the income of the CT Group for the period January 1 through March 11, 1994.

EXHIBIT INDEX

Regulation S-K Item Number

(c) Exhibits

3.   Articles of Incorporation and By-laws:
     Certificate of Incorporation and By-laws of Registrant, filed as
     EXHIBIT 3(i) to Registrant's Registration Statement on Form S-8 (File No. 33-55327), filed with the Securities and Exchange Commission (the Commission) on September 1, 1994 (incorporated by reference).

4.   Instruments defining the rights of Security holders:
     (a)Indenture dated as of November 15, 1980 between Registrant and Chemical Bank, filed with the Commission as Exhibit 4.4 to the aforesaid Registration Statement on Form S-7 (File No. 2-69549) (incorporated by reference).

10.  Material Contracts:
     (a) Certificate of Designations of Series C 7% Preferred Stock of National Beverage Corp., filed as Exhibit 4(c) to the Company s Form 10-K with the Commission on August 29, 1986 (incorporated by reference).

     (b) Stock Purchase Agreement dated June 22, 1994 between MasTec, Inc. and Designed Traffic Installation Co. filed July 6, 1994 on Form 8-K (incorporated by reference).

     (c) Loan and Security Agreement dated January 29, 1995 between MasTec, Inc. and Barclays Business Credit, Inc. filed as Exhibit 10 to the
     Company s Form 8-K with the   Securities and Exchange Commission on
     February 9, 1995 (incorporated by reference).

21.  Subsidiaries of Registrant

23.  Consent of Independent Accountants:
     (a) Price Waterhouse LLP dated March 27, 1995
     (b) Viciana and Schafer dated March 27, 1995
     (c) E.F. Alvarez & Co. dated March 27, 1995

27.  Financial data schedule

MasTec, Inc.
FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MasTec, Inc.
(Registrant)

/s/ Carlos A. Valdes
-------------------------------
Carlos A. Valdes
Senior Vice President
(Principal Financial and
 Accounting Officer)

Dated:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Jorge Mas                     /s/ Samuel C. Hathorn, Jr.
---------------------------             --------------------------
Jorge Mas                               Samuel C. Hathorn, Jr.
President & Chief Executive Officer     Director
(Principal Executive Officer)


 /s/ Jorge L. Mas Canosa                /s/ William A. Morse
-------------------------------         ----------------------------
Jorge L. Mas Canosa                     William A. Morse
Chairman of the Board                   Director


/s/ Arthur B. Laffer                    /s/ Jose S. Sorzano
-------------------------------         ----------------------------
Arthur B. Laffer                        Jose S. Sorzano
Director                                Director


 /s/ Eliot C. Abbott
-------------------------------
Eliot C. Abbott
Director

Exhibit 21

MasTec
Operating Subsidiaries of Registrant

Information is set forth below concerning operating subsidiaries of the Registrant as of December 31, 1994.

Burnup & Sims of California, Inc.
Burnup & Sims ComTec, Inc.
Burnup & Sims of Texas, Inc.*
Burnup & Sims of the Carolinas, Inc.
Southeastern Printing Company, Inc.+
Burnup & Sims Network Designs
Burnup & Sims TelCom of Florida, Inc.
Burnup & Sims Communication Services, Inc.
Floyd Theatres, Inc.
Lectro Products, Inc.
Burnup & Sims TSI, Inc.
MasTec International, Inc.
Church & Tower, Inc.+
Church & Tower of Florida, Inc.+
Church & Tower of TN, Inc.
Church & Tower Fiber Tel, Inc.
Designed Traffic Installation Co., Inc.+

All jurisdictions of incorporation for the subsidiaries are in Delaware except the following:

*Texas, +Florida. All operating subsidiaries of the Company are 100% owned.

Exhibit 23(a)

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-55327) of MasTec, Inc. of our report dated March 3, 1995 appearing on page 20 of this Form 10-K.



PRICE WATERHOUSE LLP
Miami, Florida
March 27, 1995

Exhibit 23(b)

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement No. 33-55327 on Form S-8 pertaining to The MasTec, Inc. 401(K) Retirement Savings Plan of our report dated June 15, 1993 relating to the financial statements of Church & Tower of Florida, Inc. and Church & Tower, Inc., which is included in the Annual Report on Form 10-K of MasTec, Inc. for the year ended December 31, 1994.

VICIANA AND SHAFER
Coral Gables, Florida
March 27, 1995

Exhibit 23(c)



                     CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement No. 33-55327 on Form S-8 pertaining to the MasTec, Inc. 401(K) Retirement Savings Plan of our report dated March 15, 1993 relating to the financial statements of 9001 Joint Venture, which is included in the Annual Report of Form 10-K of MasTec, Inc. for the year ended December 31, 1994.

E.F. ALVAREZ & COMPANY
Miami, Florida
March 27, 1995