Form 10-Q
period 1995-03-31
MASTEC INC
filed 1995-05-12
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                       FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1995
                                           OR
     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _____ to _____
                             Commission file number 0-3797

                                      MasTec, Inc.
                 -----------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                      Delaware                            59-1259279
         ---------------------------------------------     ------------------
         (State or other jurisdiction of incorporation      (I.R.S. Employer
                  or organization)                   Identification No.)

          8600 N.W. 36th Street, Miami, FL                  33166
       ---------------------------------------             ---------
      (Address of principal executive offices)            (Zip Code)

                                     (305) 599-1800
                 ----------------------------------------------------
                  (Registrant's telephone number, including area code)

                                     Not Applicable
                  ----------------------------------------------------
                  (Former name, former address and former fiscal year,
                             if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ___X____     No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
                Class of Common Stock                   March 31, 1995
               -----------------------                ------------------
                  $ 0.10 par value                        16,041,213

                                 MasTec, Inc. Form 10-Q
                                  March 31, 1995 Index

PART I  FINANCIAL INFORMATION

Item 1 -  Unaudited Condensed Consolidated Statements
          of Income for the Three Month Period Ended
          March 31, 1995 and March 31, 1994 . . . . . . . . . . . . 3

          Condensed Consolidated Balance Sheets
          as of March 31, 1995 (Unaudited) and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . . 4

          Unaudited Condensed Consolidated Statements
          of Cash Flows for the Three Month Period
          Ended March 31, 1995 and March 31, 1994 . . . . . . . . . 6

          Notes to Condensed Consolidated
          Financial Statements (Unaudited)  . . . . . . . . . . . . 9

Item 2 -  Management's Discussion and Analysis
          of Results of Operations and Financial Condition  . . .  17

PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  20

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . .  21

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                               1995          1994
                                            (Unaudited)   (Unaudited)
                                            -----------   -----------

Revenues                                    $   43,562    $   17,157
                                            -----------   -----------
Costs and Expenses
 Costs of Revenues (exclusive of
   depreciation and amortization
   shown separately below)                      32,014        13,190
                                            -----------   -----------
    Gross Profit                                11,548         3,967

  General and Administrative                     4,992         2,107
  Depreciation and Amortization                  1,605           553
                                            -----------   -----------
    Operating Income                             4,951         1,307
 Other Expense (Income)
    Interest Expense-
     Borrowings                                   1,162           327
     Notes to Shareholders                           69            60
   Interest and Dividend Income                    (397)         (135)
   Interest on Notes from Shareholders              (98)            0
   Gain on Sale of Theatre Assets                (2,304)            0
   Other, Net                                       (82)         (104)
                                             -----------   -----------
                                                 (1,650)          148
                                             -----------   -----------
 Income before income taxes, equity in
  earnings (losses) of unconsolidated
 joint venture and minority interest              6,601         1,159
  Equity in earnings (losses) of
    unconsolidated joint ventures                   (11)           45
 Provision (Credit) for Income Taxes              2,443          (398)
                                             -----------   -----------
 Income before minority interest                  4,147         1,602

 Minority interest                                   14             0
                                             -----------   -----------
 NET INCOME                                  $    4,161    $    1,602
                                             ===========   ===========
 Average Shares Outstanding                      16,170        16,045
 Earnings Per Share                          $     0.26    $     0.10









 The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                              MARCH 31,   DECEMBER 31,
                                                1995          1994
                                             (Unaudited)   (Audited)
                                                 -----------   -----------
       ASSETS
       Current Assets
       Cash and Cash Equivalents                 $   18,296    $    5,612
       Accounts Receivable-Net and Unbilled
         Revenues                                    41,009        33,837
       Inventories                                    3,894         4,111
       Deferred and Refundable Income Taxes           1,503         1,368
       Theatre Assets held for Sale                       0         7,414
       Other                                          1,524           700
                                                 -----------   -----------
         Total Current Assets                        66,226        53,042
                                                 -----------   -----------

     Property and Equipment - At Cost                50,551        50,104
     Accumulated Depreciation                        (7,428)       (6,102)
                                                 -----------   -----------
        Property - Net                               43,123        44,002

     Investment in Preferred Stock                    9,000         9,000
     Notes Receivable from Shareholders               3,570         3,570
     Real Estate Investments                         30,696        30,704
     Other Assets                                     2,079         2,134



                                                 -----------   -----------

        TOTAL ASSETS                             $  154,694    $  142,452
                                                 ===========   ===========




















     The accompanying notes are an integral part of these financial statements.

     MasTec, Inc.
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (In Thousands)
                                                  MARCH 31,   DECEMBER 31,
                                                    1995          1994
                                                 (Unaudited)   (Audited)
                                                 -----------   -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities:
        Current Maturities of Debt               $    7,443    $    8,229
        Current Portion of Notes Payable
           To Shareholders                            1,000         1,000
        Accounts Payable                             12,261         8,512
        Accrued Insurance                             3,770         4,227
        Accrued Compensation                          1,876         2,193
        Accrued Interest                              1,272           631
        Accrued Taxes                                 2,789             0
        Other                                         5,659         5,966
                                                 -----------   -----------
         Total Current Liabilities                   36,070        30,758
                                                 -----------   -----------

      Deferred Income Taxes                          17,667        17,938
                                                 -----------   -----------
      Accrued Insurance - Non-Current                 8,332         6,893
                                                 -----------   -----------
      Other Liabilities                                  19            33
                                                 -----------   -----------
      Long-Term Debt
       Long-Term Debt                                16,793        15,206
       Notes Payable to Shareholders                  1,500         1,500
       Convertible Subordinated Debentures           19,250        19,250
                                                 -----------   -----------
      Total Long-Term Debt                           37,543        35,956
                                                 -----------   -----------

     Shareholders' Equity
       Common Stock                                   2,643         2,643
       Capital Surplus                              134,098       134,094
       Retained Earnings                             10,433         6,272
       Treasury Stock                               (92,111)      (92,135)

                                                 -----------   -----------
       Total Shareholders'  Equity                   55,063        50,874
                                                 -----------   -----------

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                 $  154,694    $  142,452
                                                 ===========   ===========








     The accompanying notes are an integral part of these financial statements.

     MasTec, Inc.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In Thousands)
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1995          1994
                                                 -----------   -----------
                                                        (Unaudited)
     Cash Flows from Operating Activities:
     Net Income                                  $    4,161    $    1,602
     Adjustments  to Reconcile Net Income to
      Net Cash Provided (Used) by Operating Activities:
     Minority Interest in Consolidated
      Joint Ventures                                    (14)            0
     Depreciation and Amortization                    1,605           553
     Equity in  (Earnings) Losses of Unconsolidated
       Joint Ventures                                    11           (45)
     (Gain) on Sale of Theatre Assets                (2,304)            0
     (Gain) on Sale of Assets                           (24)            0
     Changes in Assets and Liabilities Net of
       Effect of Reverse Acquisition of Burnup:
        Accounts Receivable-Net and Unbilled
        Revenues                                     (7,172)       (2,115)
        Inventories and Other Current Assets            (91)         (730)
        Other Assets                                     34          (128)
        Accounts Payable and Accrued Expenses         3,616           744
        Accrued Income Taxes                          2,654        (1,047)
        Other-Current Liabilities                      (307)       (1,164)
        Deferred Taxes                                 (271)        1,066
        Other Liabilities                             1,439           836
                                                 -----------   -----------
     Net Cash Provided (Used) by
       Operating Activities                           3,337          (428)
                                                 -----------   -----------
     Cash Flows from Investing Activities:
       Cash Acquired in Reverse Acquisition               0         6,362
       Capital Expenditures                            (843)         (278)
       Distribution from Unconsolidated Joint Ventures   0             65
       Loans to Shareholders                              0        (3,570)
       Net Proceeds from Sale of Theatre Assets       9,718             0
       Proceeds from Sale of Assets                     544             0
                                                 -----------   -----------
     Net Cash Provided by Investing Activities        9,419         2,579
                                                 -----------   -----------












     (Continued)
     The accompanying notes are an integral part of these financial statements.

     MasTec, Inc.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In Thousands)

     Cash Flows from Financing Activities:
       Proceeds from Term Loan                       12,000             0
       Debt Repayments                              (11,584)         (142)
       Financing Costs                                 (516)            0
       Net Proceeds from Common Stock
        issued from Treasury                             28             0
                                                 -----------   -----------
     Activities Net Cash (Used) by Financing            (72)         (142)
                                                 -----------   -----------
     Net Increase in Cash and Cash Equivalents       12,684         2,009

     Cash and Cash Equivalents -
                   Beginning of Period                5,612         8,930
                                                 -----------   -----------

     Cash and Cash Equivalents - End of Period   $   18,296    $   10,939
                                                 ===========   ===========


     Supplemental disclosures of Cash Flow information:
      Cash Paid During the Period:
          Interest                               $      590    $       77
          Income Taxes                           $       92    $        0

























     (Continued)
     The accompanying notes are an integral part of these financial statements.

     MasTec, Inc.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
     (In Thousands)
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1995          1994
                                                 -----------   -----------
                                                        (Unaudited)
      Supplemental Schedule of non-cash investing activities:

      Reverse Acquisition of Burnup



      Fair Value of Net Assets Acquired:
        Accounts Receivables                                   $   18,274
        Inventories and Other Current Assets                        7,524
        Investment                                                  9,000
        Property                                                   40,685
        Real Estate Investments and Other Assets                   32,645
                                                               -----------
        Total Non-Cash Assets                                  $  108,128
                                                               -----------

        Liabilities                                                49,559
        Long-Term Debt                                             31,776
                                                               -----------
        Total Liabilities Assumed                              $   81,335
                                                               -----------
        Net Non-Cash Assets Acquired                               26,793
        Cash Acquired                                               6,362
                                                               -----------
        Net Value of Assets Acquired                           $   33,155
                                                               -----------
        Purchase Price                                         $   33,155
                                                               ===========



     Property Acquired:
         Through Financing Arrangements          $      385    $        0
                                                 ===========   ===========
















     The accompanying notes are an integral part of these financial statements.

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements of MasTec have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operation or financial position of MasTec.

Under generally accepted accounting principles, the Acquisition was accounted for as a purchase by the CT Group and, therefore, the 1994 financial statements presented are those of the CT Group during such period and the operations of Burnup during the period March 11, 1994, through March 31, 1994.

The following information presents the unaudited pro forma condensed results of operations for the three months ended March 31, 1994 of MasTec as if the Acquisition had occurred on January 1, 1994. Adjustments have been made related to purchase accounting and other matters related to the Acquisition. These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisition occurred on January 1, 1994.

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     March 31, 1995 (Unaudited)


                            PRO FORMA RESULTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 1994
                        (In Thousands Except Per Share Amounts)

                                        1994
                                    (Unaudited)
     Revenues                       $  37,425

     Net Loss                          (1,750)

     Loss Per Share                 $   (0.11)

Revenues for the three months ended March 31, 1995 would have been $6.1 million higher than pro forma 1994 revenues primarily due to an increase in new and existing contracts in the Company s core utility services segment.

Actual 1995 results reflect an improvement of $5.9 million from a 1994 pro forma loss of $1.8 million to net income of $4.2 million for 1995. The improved results are directly related to an increase in revenues, improved efficiencies in core contract areas as a result of cost reductions and enhanced productivity the increased volume and a $1.4 million gain net of tax, from the sale of theatre assets realized on March 17, 1995.

The most significant adjustments to the 1994 balance sheet resulting from the Acquisition are disclosed in the supplemental schedule of non-cash investing activities in the statement of cash flows. The purchase price "paid" by the CT Group consisted of the market value of Burnup stock not acquired by CT Group shareholders in the merger of $32,355,000 (5,777,592 shares outstanding at a market value of $5.60 per share) and $690,000 in acquisition costs incurred by the CT Group, resulting in a total purchase price of $33,045,000.

     2. Related Party Transactions

Notes Receivable from shareholders bear interest at the prime rate plus 2% (10% at March 31, 1995). See Note 3 regarding amounts payable to shareholders.

     MASTEC, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Continued)

     3.  Debt

     Debt is summarized as follows (in thousands):

                                                   March 31,   December 31,
                                                      1995        1994
     Term Loan payable to Bank, at LIBOR
      plus 2.50% (8.6% at March 31, 1995)        $   10,948    $        0
     Term Loan payable to Bank, at 7.7% fixed         1,010         1,144
     Term Loan payable to Bank at prime rate
      plus 1.5% (10% at December 31, 1994)                0         8,294
     Term Loan payable to Bank at prime rate
      plus 1.5% (10% at December 31, 1994)                0         1,000
     Notes Payable to Shareholders, at prime
      rate plus 2% (11% at March 31, 1995)
      payable in semi-annual instalments of
      $500,000 through 1997                           2,500         2,500
     Capital Leases, at interest
        rates from 6% to 12% due in
        installments through the year 2000            2,652         3,826
     Other notes payable for equipment, at
        interest rates from 9% to 10% due in
        installments through the year 2000            4,939         3,899
     Other, at 7% due in four semi-annual
        installments through July 10, 1996            1,412         1,851
     Other, at 7% due in eight quarterly installments
        through July 1, 1996                            650           796
     12% Convertible Subordinated Debentures
        due in year 2000                             21,875        21,875
                                                 -----------   -----------
     Total Debt                                      45,986        45,185
     Less Current Maturities                         (8,443)       (9,229)
                                                 -----------   -----------
     Long Term Debt                              $   37,543    $   35,956
                                                 ===========   ===========

The 12% convertible subordinated debentures (the "Debentures") require an annual payment to a sinking fund, which commenced on November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at an adjusted conversion price of $16.79 per share. At March 31, 1995, approximately 1,303,000 shares were reserved for conversion. The terms of the Debentures include certain restrictions on the

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Unaudited)

payment of dividends. On April 17, 1995, the Company redeemed $7 million of the outstanding balance reducing the outstanding balance to $14.9 million.

On January 26, 1995 the Company entered into a new $39.5 million credit facility (the Credit Facility ) with Shawmut Capital (the Bank ).

The Credit Facility is comprised of three sub-facilities: a $12 million term loan (the "Term Loan") secured by certain equipment, a $15 million revolving loan (the "Revolver") collateralized by receivables and inventory and a $12.5 million equipment revolver term loan (the "Equipment Loan") secured by new or used equipment purchased under the Equipment Loan facility. The Company used a portion of the proceeds of the Term Loan to repay $10.5 million in term loans outstanding at December 31, 1994. The remaining portion of the Term Loan was used to primarily finance new equipment purchases and expenses associated with obtaining the Credit Facility.

Interest on the Term Loan and Equipment Loan accrue, at the Company's option, at the rate of prime or 2.5% over LIBOR . Interest on the Revolver accrues , at the Company's option, at the rate of prime or 2.25% over LIBOR. The Credit Facility requires the Company to pay a commitment fee of $162,500 and an unused line fee at an annual rate of one quarter of one percent of the amount of the unused facility amount less $6,000,000. The Term Loan is payable in quarterly installments based upon a ten year amortization.

No borrowings were outstanding during the period ended March 31, 1995 under the Revolving or Equipment Loan facilities. In April 1995, however, $1.7 million was borrowed under the Equipment Loan facility to finance new equipment purchases.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to its loan agreements, the Company is currently prohibited from declaring or paying dividends.

     4.  Earnings Per Share and Capital Stock

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share is not presented as the effect is anti-dilutive or not material.

At March 31, 1995 the Company had 50,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 16,041,213 shares outstanding, and 5,000,000 shares of authorized but unissued preferred stock.

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Unaudited)



     5.  Stock Option Plans

The Company had two non-qualified stock option plans (the "1976 and 1978 Plans") which were replaced by the 1994 Stock Incentive Plan (the "1994 Plan").

The 1976 Plan provides that options may be exercised in four increments beginning eighteen months subsequent to the date of grant. Upon exercise of the option, the Company will reduce the optionee's purchase price by an amount equal to the increase in the fair market value on the exercise date of the shares being purchased over the fair market value of such shares on the date the option was granted. The purchase price, however, cannot exceed 85% of the fair market value of such shares on the exercise date, and in no event can the exercise price be less than $.10 per share. The holder of the option has the alternative right to cancel such option and instead to exercise stock appreciation rights entitling the holder to receive cash under certain circumstances. The 1978 Plan provides that options may be exercised in four increments beginning one year subsequent to the date of grant. There is no subsequent adjustment of the purchase price. Approximately 31,100 shares have been reserved for and may still be issued in accordance with the terms of the 1976 and 1978 Plans.

The 1994 Plan authorized options to purchase up to 800,000 shares of the Company's Common Stock of which 200,000 shares may be awarded as restricted stock. As of March 31, 1995, options to purchase 287,000 had been granted, 25,100 of which were exercisable at March 31, 1995. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised at an exercise price no less than the fair market value of the shares at the grant date.

The Company also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan authorized options to purchase up to 400,000 shares of the Company's Common Stock issuable to the non-employee members of the Company's Board of Directors. Options to purchase 15,000 shares have been granted to a Board member, 5,000 of which were exercisable at March 31, 1995. The options permit the non-employee director to exercise for a period of up to ten years from the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

Approximately 1,200,000 shares have been reserved for the 1994 Plan and Directors Plan.

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Unaudited)

In addition, options to purchase 100,000 shares of common stock at $5.75 per share were granted to a director outside the Directors' Plan in lieu of common stock issuable under the Directors Plan and annual fees paid to the director, 20,000 of which were exercisable at March 31, 1995. Annual compensation expense of $42,500 in connection with the issuance of this option is being recognized over the vesting period, five years.

The following is a summary of all stock option transactions during the three months ended March 31, 1995:

                                                       Exercise
                                         Shares         Price

     Outstanding December 31, 1994       271,800     $ 0.10-$8.00

     Granted                             162,000        $ 13.38
     Exercised                              (400)     $2.00-$7.94
     Canceled                                  0           0
                                      -----------
     Outstanding March 31, 1995          433,400     $0.10-$ 13.38
                                      ===========

     6.  Income Taxes

On March 11, 1994, CT and CTF became taxable corporations and the effect of recognizing the change in tax status of approximately $435,000 was included in the provision for income taxes for the three months ended March 31, 1994.

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax liability as of March 31, 1995 are as follows (in thousands of dollars):

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Unaudited)

     Deferred Tax Assets:

     Accrued self insurance                       $   2,619
     Operating loss and tax credit carry forward        422
     All other                                        2,639
                                                  ----------
     Total deferred tax assets                        5,680
                                                  ----------
     Deferred Tax Liabilities:
       Property and equipment                         4,070
       Asset revaluations                            14,705
       Reserves not currently deductible              1,652
       All other                                      2,241
                                                  ----------
       Total deferred tax liabilities                22,668
                                                  ----------
     Net deferred tax liabilities                 $  16,988
                                                  ==========

A deferred tax asset of $679,000 has been recorded in current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 1995.




     7.  Contingencies

In 1990 and 1993 purported class action and derivative complaints were filed against the Company, members of its Board of Directors, the Company's then largest stockholders, and CT and CTF. The complaints generally alleged that the defendants breached their fiduciary duties in connection with certain corporate transactions which occurred prior to the Acquisition and certain other matters which allegedly could have impacted the terms of the Acquisition.

The 1993 Complaint also claims derivatively that each member of the Board of Directors engaged in mismanagement, waste and breach of his fiduciary duties in managing the Company's affairs. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the Acquisition and the Redemption. On March 7, 1994, the court heard arguments with respect to plaintiff's motion to enjoin the Acquisition and Redemption and on March 10, 1994, the court denied plaintiff's request for injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint and the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend this action.

     MasTec, Inc.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 1995 (Unaudited)

Trilogy Communications, Inc. V. Excom Realty, Inc., was filed on April 19, 1990 in the Superior Court of New Jersey, Monmouth County, Law Division, Docket No. L-52787-90. The plaintiff served its complaint for damages and declatory relief on Excom Realty, Inc. , a wholly owned subsidiary of the Company. On May 3, 1991, the plaintiff moved for summary judgment. On January 2, 1992, the Court denied plaintiff s motion for summary judgment and granted the Company s cross motion for summary judgment and granted the Company leave to amend and supplement its answer to assert a counterclaim. On July 18, 1994, the court rendered a written opinion dismissing the claims of Trilogy and on January 17, 1995, entered a judgment of $2,347,000 in favor of the Company. On May 1, 1995, the Company settled its claim for $1.3 million and anticipates receipt of the settlement in late May 1995. Upon receipt, the Company will record the judgment as other income in the financial statements.

The Company is also a defendant in other legal actions arising in the normal course of business. Management believes, based on consultations with its legal counsel, that the amount provided in the financial statements of the Company are adequate to cover the estimated losses expected to be incurred in connection with these matters.

     8.  Sale of Theatre Assets

On March 17, 1995, the Company sold the assets of its indoor theatre chain for approximately $11.5 million of which $1.8 million was used to pay liabilities not assumed by the buyer and transaction costs incurred. Revenues from the indoor theatres included in the general products and other segment for the quarter ended March 31, 1995 and the period March 11, 1994 through March 31, 1994 were approximately $2.6 million and $961,000, respectively. A gain on sale of approximately $2.3 million pretax or $1.4 million, net of tax was realized on the sale.

     MasTec, Inc.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION MARCH 31, 1995

The following discussion of the Company s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

     RESULTS OF OPERATIONS
     Three Months Ended March 31, 1995  vs. Three Months Ended March 31, 1994.

The following table sets forth certain historical consolidated earnings data as a percentage of revenues for the periods indicated.

                                                1995      1994
                                                -----     -----
     Revenues                                  100.0%    100.0%
     Cost of revenues                           73.5%     76.9%
     Gross Margin                               26.5%     23.1%
     Depreciation & Amortization                 3.7%      3.2%
     General and Administrative Expenses        11.5%     12.3%
     Interest expense                            2.8%      2.2%
     Other income(expense), net                  6.6%      1.4%
     Net income                                  9.6%      9.3%

The results for the quarter ended March 31, 1994 include three months of operations of the CT Group and operating results of Burnup for the period March 11, 1994 through March 31, 1994. See Note 1 to the Condensed Consolidated Financial Statements. The results for the quarter ended March 31, 1995 include a gain on sale of theatre assets of approximately $2.3 million, pretax, which is included in other income above. See Note 8 to the Condensed Consolidated Financial Statements.

Revenues for the three months ended March 31, 1995 were $43.5 million, representing an increase of $26.4 million or 154% when compared to revenues for the three months ended March 31, 1994. The increase resulted primarily from the inclusion of revenues from companies acquired during 1994 ($19 million), the expansion into new contract areas ($2 million) and increased revenues ($5.4 million) from existing utilities services contracts.

Cost of revenues as a percentage of revenues decreased from 76.9% in 1994 to 73.5% in 1995. The resulting increase in gross margin to 26.5% in 1995 from 23.1% in 1994 is primarily due to the increase in volume which translated into operational efficiencies in contract areas, coupled with enhanced productivity and cost reductions.

General and administrative expenses for the quarter ended March 31, 1995 were $5 million or 11.5% of revenues, compared to $2.1 million or 12.3% of revenues for the same period in the prior year. Although, as a percent of revenues, general and administrative expenses have decreased, as a result of

     MasTec, Inc.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION MARCH 31, 1995
     (Continued)

the Company s continuous evaluation and pursuit of growth opportunities business development in the United States and abroad, certain general and administrative costs are anticipated to be incurred without current economic benefit. See Liquidity and Capital Resources for a discussion of investments being considered.

Depreciation and amortization expense was $1.6 million for the three months ended March 31, 1995, or 3.7% of revenues, compared to $553,000 or 3.2% of revenues for 1994. The increase is primarily a result of increased equipment capital expenditures for new contract areas as well as scheduled fleet replacements.

Interest expense was $1.2 million for 1995 compared to $387,000 for 1994. The increase is due to debt assumed pursuant to acquisitions consummated in 1994. On January 26, 1995 the Company entered into a $39.5 million credit facility with Shawmut Capital, effectively reducing the rate of interest payable under existing term loans. See Note 3 to the Condensed Consolidated Financial Statements.

The increase in interest and dividend income of $260,000 from $135,000 for 1994 to $397,000 for 1995 results primarily from the Company s preferred stock investment which was acquired as part of the Acquisition.

Gain from the sale of theatre assets of $2.3 million was realized on March 17, 1995 upon the consummation of the sale of Floyd Theatres 83 indoor screens to Carmike Cinemas.

The provision for income taxes approximates 37% of pre-tax income for the three months ended March 31, 1995. The CT Group was not subject to taxation prior to the Burnup Acquisition. Upon consummation of the Acquisition, the CT Group s election to be treated as an S corporation was terminated and, accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. The benefit was reduced by a provision for the results of operations for the period March 11, 1994 to March 31, 1994 at an effective tax rate of 35%. The increase in effective tax rate is primarily due to the utilization in 1994 of state net operating losses.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     March 31, 1995 vs December 31, 1994

The Company s primary source of liquidity during the first quarter was cash flow from operations of $3.3 million and net proceeds from the sale of theatre assets of $9.7 million. As of March 31, 1995, working capital was

     MasTec, Inc.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION MARCH 31, 1995
     (Continued)

approximately $30.1 million, with a current ratio of 1.8 compared to working capital of approximately $22.2 million, and a current ratio of 1.7 at December 31, 1994. The Company's cash position was $18.3 million at March 31, 1995 compared to $5.6 million at December 31, 1994

In 1995, cash of $3.3 million was generated from operations compared to $300,000 used by operations in 1994. The increase in 1995's operating cash flows represents improved results in the Company s core utilities services segment.

The Company, as a result of obtaining new contracts and continuing a fleet replacement program, increased capital expenditures by approximately $1.2 million during the first three months of 1995.

It is anticipated that an additional $7 million will be invested in machinery and equipment for the balance of the year.

A portion of the net proceeds ($7 million) from the sale of the theatre assets was used to repay the Debentures on April 17, 1995. The reduction in the outstanding balance of the Debentures is anticipated to reduce interest cost in future periods. See Note 3 to the Condensed Consolidated Financial Statements.

The Company is currently evaluating the feasibility of investing and participating in the operations of certain telecommunications related companies in Latin America. External financing and cash generated by operations are anticipated sources of funding for these investments.

Debt agreements to which the Company is a party contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends. See Note 3 to the Condensed Consolidated Financial Statements.

The Company currently anticipates that operating cash requirements, capital expenditures, and debt service will substantially be funded from cash flow generated by operations and investment income and established external financing.

     MasTec, Inc.
     PART II - OTHER INFORMATION
     MARCH 31, 1995

     Item 1. Legal Proceedings

             See Note 7 to the Condensed Consolidated Financial Statements.

     Item 2. Changes in Securities

             None

     Item 3. Defaults on Senior Securities

             None

     Item 4. Submission of Matters to a Vote of Security-Holders




             None

     Item 5. Other Information

             None

     Item 6. Exhibits and Reports on Form 8-K

             (a)    Exhibits.

                    Exhibit 27.  Article 5 - Financial Data Schedules

             (b)    Reports on Form 8-K.

              On February 9, 1995, the Company filed Form 8-K with the Securities and Exchange Commission reporting information under
              Item 5 thereof regarding the Credit Facility Agreement.  See
              Note 3 to the Condensed Consolidated Financial Statements.

              On May 12, 1995, the Company filed Form 8-K with the Securities and Exchange Commission dismissing Price Waterhouse LLP as the Company s independent certified public accountants.

     MasTec, Inc.
     SIGNATURES
     FORM 10-Q

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MasTec, Inc.
                                      Registrant



     Date:  May    , 1995                /s/ Carlos A. Valdes
                                    ----------------------------
                                           Carlos A. Valdes
                                      Sr. Vice-President - Finance
                                     (Principal Financial Officer)
                                                 and
                                      Authorized Officer of the
                                              Registrant