Form 10-Q
period 1995-06-30
MASTEC INC
filed 1995-08-14
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995
                                     OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____
                       Commission file number 0-3797

                                MasTec, Inc.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                            59-1259279
    ---------------------------------           ------------------
      (State or other Jurisdiction               (I.R.S. Employer
    of incorporation or organization)           Identification No.)

     8600 N.W. 36th Street, Miami, FL                  33166
  ---------------------------------------             ---------
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

                        Yes ___X____     No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding as of
           Class of Common Stock                    June 30, 1995
          -----------------------                ------------------
             $ 0.10 par value                        16,045,180

                           MasTec, Inc. Form 10-Q
                            June 30, 1995 Index

PART I  FINANCIAL INFORMATION

Item 1 -  Unaudited Condensed Consolidated Statements
          of Income for the Three Months and Six Months Ended
          June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Balance Sheets
          as of June 30, 1995 (Unaudited) and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . . 4
          Unaudited Condensed Consolidated Statements
          of Cash Flows for the Six Months
          Ended June 30, 1995 and June 30, 1994 . . . . . . . . . . 6

          Notes to Condensed Consolidated
          Financial Statements (Unaudited)  . . . . . . . . . . . . 9

Item 2 -  Management's Discussion and Analysis
          of Results of Operations and Financial Condition  . . .  16

PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .  20

                                MasTec, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)
                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                                      1995     1994       1995     1994
                                    --------- --------- --------- ---------

Revenues                            $ 46,454  $ 36,616  $ 90,016  $ 53,773
                                    --------- --------- --------- ---------
Costs and Expenses
  Costs of Revenues (exclusive of
   depreciation and amortization
   shown separately below)            33,403    27,985    65,417    41,175
                                    --------- --------- --------- ---------
    Gross Profit                      13,051     8,631    24,599    12,598

  General and Administrative           4,795     4,245     9,788     6,352
  Depreciation and Amortization        1,839     1,709     3,444     2,262
                                    --------- --------- --------- ---------
    Operating Income                   6,417     2,677    11,367     3,984
Other Expense (Income)
  Interest Expense-
    Borrowings                         1,060       895     2,222     1,222
    Notes to Shareholders                 66        60       135       120
  Interest and Dividend Income          (441)     (393)     (838)     (468)
  Interest on Notes from Shareholders   (95)       (81)     (193)     (141)
  Gain on Sale of Theatre Assets           0         0    (2,304)        0
  Other, Net                          (1,604)      (88)   (1,686)     (192)
                                    --------- --------- --------- ---------
                                      (1,014)      393    (2,664)      541
                                    --------- --------- --------- ---------
Income before income taxes, equity
in earnings of unconsolidated
joint ventures and minority interest  7,431      2,284    14,031     3,443
Equity in earnings (losses) of
   unconsolidated joint ventures           0        92       (11)      137
Provision for Income Taxes             2,800       793     5,243       395
                                    --------- --------- --------- ---------
Income before minority interest        4,631     1,583     8,777     3,185

Minority interest                         22         0        36         0
                                    --------- --------- --------- ---------
NET INCOME                          $  4,653  $  1,583  $  8,813  $  3,185
                                    ========= ========= ========= =========

Weighted Average Shares Outstanding   16,166    16,051    16,168    16,056

Earnings Per Share                  $   0.29  $   0.10  $   0.55  $   0.20





The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                             JUNE 30,    DECEMBER 31,
                                               1995          1994
                                            (Unaudited)   (Audited)
                                            -----------   -----------
  ASSETS
  Current Assets
  Cash and Cash Equivalents                 $   12,676    $   5,612
  Accounts Receivable-Net and Unbilled
    Revenues                                    41,813       33,837
  Inventories                                    4,491        4,111
  Deferred and Refundable Income Taxes           1,308        1,368
  Theatre Assets held for Sale                       0        7,414
  Other                                          1,685          700
                                            -----------   -----------
   Total Current Assets                         61,973       53,042
                                            -----------   -----------

Property and Equipment - At Cost                56,814       50,104
Accumulated Depreciation                        (8,430)      (6,102)
                                            -----------   -----------
   Property - Net                               48,384       44,002

Investment in Preferred Stock                    9,000        9,000
Notes Receivable from Shareholders               1,770        3,570
Real Estate Investments                         30,732       30,704
Other Assets                                     1,841        2,134
                                            -----------   -----------

   TOTAL ASSETS                             $  153,700    $ 142,452
                                            ===========   ===========























The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                             JUNE 30,    DECEMBER 31,
                                               1995          1994
                                            (Unaudited)   (Audited)
                                            -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Current Maturities of Debt               $    8,037    $   8,229
   Current Portion of Notes Payable
      To Shareholders                                0        1,000
   Accounts Payable                             16,699        8,512
   Accrued Insurance                             3,503        4,227
   Accrued Compensation                          1,893        2,193
   Accrued Interest                                420          631
   Accrued Taxes                                 1,257            0
   Other                                         5,323        5,966
                                            -----------   -----------
    Total Current Liabilities                   37,132       30,758
                                            -----------   -----------

 Deferred Income Taxes                          17,628       17,938
                                            -----------   -----------
 Accrued Insurance - Non-Current                 7,743        6,893
                                            -----------   -----------
 Other Liabilities                                   0           33
                                            -----------   -----------
 Long-Term Debt
  Long-Term Debt                                19,185       15,206
  Notes Payable to Shareholders                      0        1,500
  Convertible Subordinated Debentures           12,250       19,250
                                            -----------   -----------
 Total Long-Term Debt                           31,435       35,956
                                            -----------   -----------

Shareholders' Equity
  Common Stock                                   2,643        2,643
  Capital Surplus                              134,110      134,094
  Retained Earnings                             15,085        6,272
  Treasury Stock                               (92,076)     (92,135)
                                            -----------   -----------
  Total Shareholders   Equity                   59,762       50,874
                                            -----------   -----------

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $  153,700    $ 142,452
                                            ===========   ===========









The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                   1995           1994
                                                -----------    -----------
                                                       (Unaudited)
Cash Flows from Operating Activities:

Net Income                                      $    8,813     $    3,185
Adjustments  to Reconcile Net Income to
 Net Cash Provided (Used) by Operating Activities:
Minority Interest in Consolidated
 Joint Ventures                                        (36)             0
Depreciation and Amortization                        3,444          2,262
Equity in  (Earnings) Losses of Unconsolidated
  Joint Ventures                                        11           (137)
(Gain) on Sale of Theatre Assets                    (2,304)             0
(Gain) on Sale of Assets                              (138)             0
Changes in Assets and Liabilities Net of
  Effect of Acquisitions:
   Accounts Receivable-Net and Unbilled
       Revenues                                     (6,776)        (5,702)
   Inventories and Other Current Assets               (849)           512
   Other Assets                                        160            202
   Accounts Payable and Accrued Expenses             6,952           (394)
   Accrued and Refundable Income Taxes               1,317         (1,007)
   Other-Current Liabilities                          (643)          (750)
   Deferred Taxes                                     (310)            87
   Other Liabilities                                   853           (236)
                                                -----------    -----------
Net Cash Provided (Used) by
  Operating Activities                              10,494         (1,978)
                                                -----------    -----------
Cash Flows from Investing Activities:
  Cash Acquired in Acquisition                           0          6,362
  Distribution from Unconsolidated Joint Ventures      79              75
  Net Proceeds from Sale of Theatre Assets           9,718              0
  Proceeds from Sale of Assets                       1,218             93
  Repayment of Loans to Shareholders                 1,800              0
  Capital Expenditures                              (7,170)        (2,197)
  Investments in Unconsolidated Joint Ventures           0           (140)
  Investment in Unconsolidated Subsidiary                0         (1,000)
  Loans to Shareholders                                  0         (3,570)
                                                -----------    -----------
Net Cash Provided (Used) by Investing Activities     5,645           (377)
                                                -----------    -----------
(Continued)








The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

Cash Flows from Financing Activities:
  Proceeds from Term Loan                           12,000              0
  Proceeds from Equipment Loan                       2,584              0
  Debt Repayments                                  (20,718)          (543)
  Repayment of Loans from Shareholders              (2,500)             0
  Financing Costs                                     (516)             0
  Net Proceeds from Common Stock
   issued from Treasury                                 75              0
                                                -----------    -----------
Net Cash Used in Financing Activities               (9,075)          (543)
                                                -----------    -----------
Net Increase (decrease) in Cash and
  Cash Equivalents                                   7,064         (2,898)
Cash and Cash Equivalents -
              Beginning of Period                    5,612          8,930
                                                -----------    -----------

Cash and Cash Equivalents - End of Period       $   12,676     $    6,032
                                                ===========    ===========


Supplemental disclosures of Cash Flow information:
 Cash Paid During the Period:
     Interest                                   $    2,568     $    1,682
     Income Taxes (net of refunds)              $    4,121     $      (30)

















(Continued)










The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
(In Thousands)
                                                     SIX MONTHS ENDED
                                                         JUNE 30,
                                                   1995           1994
                                                -----------    -----------
                                                       (Unaudited)
 Supplemental Schedule of non-cash investing activities:

 Reverse Acquisition of Burnup
 Fair Value of Net Assets Acquired:
   Accounts Receivables                                        $   18,274
   Inventories and Other Current Assets                             7,524
   Investment                                                       9,000
   Property                                                        40,685
   Real Estate Investments and Other Assets                        32,645
                                                               -----------
   Total Non-Cash Assets                                       $  108,128
                                                               -----------

   Liabilities                                                     49,559
   Long-Term Debt                                                  31,776
                                                               -----------
   Total Liabilities Assumed                                   $   81,335
                                                               -----------
   Net Non-Cash Assets Acquired                                    26,793
   Cash Acquired                                                    6,362
                                                               -----------
   Net Value of Assets Acquired                                $   33,155
                                                               -----------
   Purchase Price                                              $   33,155
                                                               ===========

Property Acquired:
    Through Financing Arrangements              $    2,921     $      142
                                                ===========    ===========


Note Payable for Purchase of Unconsolidated
    Subsidiary                                                 $    2,244
                                                               ===========

Property Disposed:
    Receivable arising from the sale of
      equipment (collected July 11, 1995)       $    1,200
                                                ===========











The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)

1.  CONSOLIDATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operation or financial position of MasTec , Inc.

Under generally accepted accounting principles, the Burnup Acquisition (as defined in Note 2 below) was accounted for as a purchase by the CT Group (as defined in Note 2 below) and, therefore, the 1994 financial statements presented are those of the CT Group during such period and the operations of Burnup & Sims Inc. ("Burnup") during the period March 11, 1994 through June 30, 1994.

2.   ACQUISITIONS

On March 11, 1994, Church & Tower, Inc. ("CT") and Church & Tower of Florida, Inc. ("CTF" and, together with CT, "CT Group"), privately held corporations under common control, were acquired (the "Burnup Acquisition") through an exchange of stock, by Burnup, a Delaware public company. Immediately following the Burnup Acquisition, the name of Burnup was changed to MasTec, Inc. ("MasTec" or the "Company") and its fiscal year end was changed to December 31.

The following information presents the unaudited pro forma condensed results of operations for the six months ended June 30, 1994 of MasTec as if the Acquisitions described in the Company's Annual Report on Form 10-K had occurred on January 1, 1994. Adjustments have been made related to purchase accounting and other matters related to the Acquisitions. These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisitions occurred on January 1, 1994.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)


                           RESULTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)

                          ACTUAL           PRO FORMA
                           1995               1994

Revenues                $ 90,016            $  74,041

Net Income                 8,813                  107

Earnings Per Share      $   0.55            $    0.01


Revenues for the six months ended June 30, 1995 are $16 million higher than pro forma 1994 revenues primarily due to an increase in revenue from new and existing utilities services contracts.

Actual 1995 results reflect an improvement of $8.7 million from 1994 pro forma net income of $107,000 to net income of $8.8 million for 1995. The improved results are directly related to an increase in revenues, improved efficiencies in core contract areas as a result of cost reductions and enhanced productivity, a $1.4 million gain, net of tax, from the sale of theatre assets and an $844,000 favorable settlement of litigation, net of tax.

3. Related Party Transactions

Notes Receivable from shareholders bear interest at the prime rate plus 2% (11% at June 30, 1995). On June 30, 1995, the Company collected notes receivable from shareholders of $1,800,000 plus accrued interest thereon of $467,000. Further on such date, the Company paid notes payable to shareholders of $2,500,000 plus accrued interest thereon of $259,000.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Continued)

4.  Debt

Debt is summarized as follows (in thousands):

                                               June 30,   December 31,
                                                 1995        1994
Term Loan payable to Bank, at LIBOR
 plus 2.50% (8.5% at June 30, 1995)         $   10,674    $        0
Term Loan payable to Bank, at 7.7% fixed           886         1,144
Term Loan payable to Bank at prime rate
 plus 1.5% (10% at December 31, 1994)                0         8,294
Term Loan payable to Bank at prime rate
 plus 1.5% (10% at December 31, 1994)                0         1,000
Equipment Loan payable to Bank at LIBOR
 plus 2.5% (8.5% at June 30, 1995)               2,584             0
Notes Payable to Shareholders, at prime
 rate plus 2% (11% at June 30, 1995)                 0         2,500
Capital Leases, at interest
   rates from 6% to 12% due in
   installments through the year 2000            2,272         3,826
Other notes payable for equipment, at
   interest rates from 9% to 10% due in
   installments through the year 2000            5,973         3,899
Other, at 7% due in four semi-annual
   installments through July 10, 1996            1,412         1,851
Other, at 7% due in eight quarterly installments
   through July 1, 1996                            796           796
12% Convertible Subordinated Debentures
   due in year 2000                             14,875        21,875
                                            -----------   -----------
Total Debt                                      39,472        45,185
Less Current Maturities                         (8,037)       (9,229)
                                            -----------   -----------
Long Term Debt                              $   31,435    $   35,956
                                            ===========   ===========

The 12% convertible subordinated debentures (the "Debentures") require an annual payment to a sinking fund, which commenced on November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at an adjusted conversion price of $16.79 per share. At June 30, 1995, approximately 886,000 shares were reserved for conversion. The terms of the Debentures include certain restrictions on the

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)

payment of dividends. On April 17, 1995, the Company redeemed $7 million of the outstanding balance.

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

Interest on the Term Loan and Equipment Loan accrue, at the Company's option, at the rate of prime or 2.5% over LIBOR. Interest on the Revolver accrues, at the Company's option, at the rate of prime or 2.25% over LIBOR. The Credit Facility requires the Company to pay a commitment fee of $162,500 and an unused line fee at an annual rate of one quarter of one percent of the amount of the unused facility amount less $6,000,000. The Term Loan is payable in quarterly installments based upon a ten year amortization.

Borrowings outstanding during the period ended June 30, 1995 under the Equipment Loan were $2.5 million. The Equipment Loan is payable in quarterly installments based on a four year amortization commencing January 1996.

No borrowings were outstanding during the period ended June 30, 1995 under the Revolver. See Note 8 regarding the Devono Transaction and sale of Lectro.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants.

5.  Earnings Per Share and Capital Stock

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share is not presented as the effect is anti-dilutive or not material.

At June 30, 1995 the Company had 50,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 16,045,180 shares outstanding, and 5,000,000 shares of authorized but unissued preferred stock.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)

6.  Contingencies

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

The 1993 Complaint also claims derivatively that each member of the Board of Directors engaged in mismanagement, waste and breach of his fiduciary duties in managing the Company's affairs. On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the Acquisition and the Redemption. On March 7, 1994, the court heard arguments with respect to plaintiff's motion to enjoin the Burnup Acquisition and on March 10, 1994, the court denied plaintiff's request for injunctive relief.

The Company believes that the allegations in the complaint, the Amended Complaint and the 1993 Complaint and the 1993 Amended Complaint are without merit, and intends to vigorously defend this action.

Trilogy Communications, Inc. V. Excom Realty, Inc., was filed on April 19, 1990 in the Superior Court of New Jersey, Monmouth County, Law Division, Docket No. L-52787-90. The plaintiff served its complaint for damages and declatory relief on Excom Realty, Inc. , a wholly owned subsidiary of the Company. On May 3, 1991, the plaintiff moved for summary judgment. On January 2, 1992, the Court denied plaintiff s motion for summary judgment and granted the Company s cross motion for summary judgment and granted the Company leave to amend and supplement its answer to assert a counterclaim. On May 1, 1995, the Company settled its claim for $1.3 million which is recorded as other income in the accompanying financial statements.

The Company is also a defendant in other legal actions arising in the normal course of business. Management believes, based on consultations with its legal counsel, that the amount provided in the financial statements of the Company are adequate to cover the estimated losses expected to be incurred in connection with these matters.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)

7.  Sale of Theatre Assets

On March 17, 1995, the Company sold the assets of its indoor theatre chain for approximately $11.5 million of which $1.8 million was used to pay liabilities not assumed by the buyer and transaction costs incurred. Revenues from the indoor theatres included in the general products and other segment for the six months ended June 30, 1995 and the period March 11, 1994 through June 30, 1994 were approximately $2.6 million and $3.8 million, respectively. A gain on sale of approximately $2.3 million pretax or $1.4 million, net of tax was realized on the sale.

8.   Subsequent Events

Devono Transaction

On July 14, 1995 the Company entered into a loan agreement with Devono Company Limited, a British Virgin Islands corporation (the "Borrower"), whereby the Company lent the Borrower $25,000,000 at an annual interest rate of 15% for a term of 180 days (the "Devono Loan"). The Company financed the Loan by providing the Borrower with $5,000,000 from its working capital and drawing upon the Company's existing credit facilities for the remaining amount. The Borrower may extend the term of the Devono Loan at an annual interest rate of 17.5% for two additional ninety day periods. The Devono Loan is non-recourse to the Borrower, and, in the event of a default, the Company's sole recourse will be to its security interest in 40% of the outstanding and issued shares of the common stock of an Ecuadorian company which owns a majority interest in a company licensed to operate a cellular phone service and an international teleport system in the Republic of Ecuador.

ULM Acquisition

On July 17, 1995 the Company purchased for $3.25 million the outstanding stock of Utility Line Maintenance, Inc. ("ULM"), a company engaged in the right of way clearance business using customized machinery for its operations. The shareholder of ULM received $1.75 million at closing with the balance to be paid over the next four years based on future pre-tax earnings of ULM.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 (Unaudited)

Lectro Sale

On August 9, 1995, the Company sold the stock of Lectro Products, Inc., a wholly owned subsidiary, for $11.9 million in cash and a note receivable (the "Note") of $450,000. Cash proceeds,f net of transaction expenses, were $11.3 million. The Company estimates recording a pre-tax gain of approximately $8 million after transaction expenses. The proceeds were used to repay $10 million borrowed to finance the Devono Loan with the excess invested in short term investments. A portion of the Note
($250,000) is subject to adjustments based upon ultimate collectability of Lectro's accounts receivables as of June 30, 1995. Any changes in proceeds as a result of any adjustments are not expected to be material.

Revenues from Lectro included in the general products and other segment for the six months ended June 30, 1995 and the period March 11, 1994 through June 30, 1994 were approximately $6.8 million and $3.6 million, respectively.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION JUNE 30, 1995

The following discussion of the Company s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth certain historical consolidated earnings data as a percentage of revenues for the periods indicated.

                                                             THREE MONTHS

                                                            ENDED JUNE 30


                                                             1995   1994
                                                             -----  -----
Revenues                                                    100.0% 100.0%

Cost of revenues                                             71.9%  76.4%
Gross Margin                                                 28.1%  23.6%
General and Administrative Expenses                          10.3%  11.6%
Depreciation & Amortization                                   4.0%   4.7%
Interest expense                                              2.4%   2.6%
Interest Income and Other income(expense), net                4.6%   1.5%
Net income                                                   10.0%   4.3%

Three Months Ended June 30, 1995  vs. Three Months Ended June 30, 1994.

The results for the quarter ended June 30, 1995, include the favorable settlement of litigation of $1,350,000, pretax, which is included in other income above. See Note 6 to the Condensed Consolidated Financial
Statements.

Revenues for the three months ended June 30, 1995 were $46.5 million, representing an increase of $9.8 million or 21% when compared to revenues for the three months ended June 30, 1994. The increase resulted primarily from the inclusion of revenues from companies acquired during 1994 ($5.1 million), the expansion into new contract areas ($3.4 million) and increased revenues ($3.7 million) from existing utilities services contracts. The increase was offset by a lower revenue base from theatre operations as a result of the sale of its indoor theatres in March 1995.

Cost of revenues as a percentage of revenues decreased from 76.4% in 1994 to 71.9% in 1995. The resulting increase in gross margin to 28.1% in 1995 from 23.6% in 1994 is primarily due to the increase in volume which translated into operational efficiencies in contract areas, coupled with enhanced productivity and cost reductions.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION JUNE 30, 1995
(continued)

General and administrative expenses for the quarter ended June 30, 1995 were $4.8 million or 10.3% of revenues, compared to $4.2 million or 11.6% of revenues for the same period in the prior year. Although, as a percent of revenues, general and administrative expenses have decreased, as a result of the Company s continuous evaluation and pursuit of growth opportunities and business development in the United States and abroad, certain general and administrative costs are incurred without current economic benefit. See
 Liquidity and Capital Resources for a discussion of investments considered.

Depreciation and amortization expense was $1.8 million for the three months ended June 30, 1995, or 4.0% of revenues, compared to $1.7 or 4.7% of revenues for 1994. The increased expenses are primarily a result of increased equipment capital expenditures for new contract areas as well as scheduled fleet replacements.

Interest expense was $1,126,000 for 1995 compared to $955,000 for 1994. The increase is due primarily to new borrowings for equipment of $5.5 million. This increase was offset by the $7 million repayment of the debentures in April 1995.

Other income includes $1,350,000 related to the favorable settlement of the Trilogy litigation described in Note 6 to the Condensed Consolidated Financial Statements.

                                                              SIX MONTHS
                                                            ENDED JUNE 30

                                                             1995   1994
                                                             -----  -----
Revenues                                                    100.0% 100.0%

Cost of revenues                                             72.7%  76.6%
Gross Margin                                                 27.3%  23.4%
General and Administrative Expenses                          10.9%  11.8%
Depreciation & Amortization                                   3.8%   4.2%
Interest expense                                              2.6%   2.5%
Other income(expense), net                                    5.6%   1.5%
Net income                                                    9.8%   5.9%

Six Months Ended June 30, 1995 vs Six Months Ended June 30, 1994
-----------------------------------------------------------------

The results for the six months ended June 30, 1994 include six months of operations of the CT Group and operating results of Burnup for the period March 11, 1994 through June 30, 1994. (See Note 2 to the condensed

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION JUNE 30, 1995
(Continued)

Consolidated Financial Statements.) The results for the six months ended June 30, 1995 include a gain from the sale of theatre assets of approximately $2.3 million, pretax, which is included in other income above. See Note 7 to the Condensed Consolidated Financial Statements.

Revenues for the six months ended June 30, 1995 increased by approximately $36.2 million from $53.8 million in 1994, primarily resulting from companies acquired (approximately $19 million), expansion into new contract areas, and an increase in revenues from existing service utilities contracts.

Cost of revenues as a percentage of revenues decreased from 76.6% in 1994 to 72.7% in 1995 primarily due to the reason cited in the quarterly discussion.

General and administrative expenses increased by approximately $3.4 million due primarily to the impact of the Burnup Acquisition.

Depreciation and amortization decreased as of percentage of revenues from 4.2% in 1994 to 3.8% in 1995, primarily as a result of an increase in revenue. Depreciation expense increased from $2.3 million to $3.4 million primarily due to a fleet replacement program and an increased in capital expenditures resulting from expansion into new contract areas.

Interest expense increased due to debt assumed (see Statement of Cash Flows- Supplemental Schedule of Non-cash Financing and Investing
Activities) and the incurrence of indebtedness to shareholders pursuant to the Burnup Acquisition.

The increase in interest and dividend income resulted from the preferred stock investment acquired as part of the Burnup Acquisition.

On March 17, 1995, the Company sold Floyd Theatres 83 indoor screens to Carmike Cinemas realizing a gain on sale of $2.3 million.

Upon consummation of the Burnup Acquisition, the CT Group's election to be treated as an S Corporation was terminated and, accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. This benefit was reduced by a provision for the results of operations of the consolidated group for the period March 31, 1994 to June 30, 1994 at an effective tax rate of 35%.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION JUNE 30, 1995
(Continued)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
June 30, 1995 vs December 31, 1994

The Company s primary source of liquidity during the six months ended June 30, 1995 was cash flow from operations of $10.5 million and net proceeds from the sale of theatre assets of $9.7 million. As of June 30, 1995, working capital was approximately $24.8 million compared to working capital of approximately $22.3 million at December 31, 1994. The Company's cash position was $12.7 million at June 30, 1995 compared to $5.6 million at December 31, 1994.

In the six months ended June 30,1995, cash of $10.5 million was generated from operations compared to $2.0 used by operations in the six months ended June 30,1994. The increase in 1995's operating cash flows represents improved results in the Company s core utilities services segment.

The Company, as a result of obtaining new contracts and continuing a fleet replacement program, increased capital expenditures by approximately
$5.0 million during the first six months of 1995 compared to the first six months of 1994.

It is anticipated that an additional $6 million will be invested in machinery and equipment for the balance of the year.

A portion of the net proceeds ($7 million) from the sale of the theatre assets was used to repay the Debentures on April 17, 1995. The reduction in the outstanding balance of the Debentures reduced interest cost. See
Note 4 to the Condensed Consolidated Financial Statements.

The Company continues to evaluate the feasibility of investing and participating in the operations of certain telecommunications related companies in Latin America. External financing, cash generated by operations and sale of non-core assets are anticipated sources of funding for these investments. As discussed in Note 8 to the Condensed Consolidated Financial Statements, on July 14, 1995, the Company made the Devono Loan. In connection with the Devono Loan, the Company borrowed $20 million under its line of credit, $10 million of which was repaid with proceeds from the sale of Lectro. Availability under the Company's existing credit facility is currently $14 million.

Debt agreements to which the Company is a party contain, among other things, restrictions on the payment of dividends and require the maintenance of certain financial covenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends. See
Note 4 to the Condensed Consolidated Financial Statements.

The Company currently anticipates that operating cash requirements, capital expenditures, and debt service will substantially be funded from cash flow generated by operations, sale of non-core assets and investment income, as well as, existing credit facilities.

MasTec, Inc.
PART II - OTHER INFORMATION
JUNE 30, 1995
Item 1. Legal Proceedings

        See Note 6 to the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Results of Votes of Security-Holders

        The 1994 Annual Meeting of Stockholders of MasTec, Inc. (the "Meeting") was held on May 16, 1995 for the purpose of electing two directors for term ending in 1998.

        The following summarizes the results of the vote for each candidate.

                                  Number of Shares Voted
                         -------------------------------------------
        Issue                 For        Withheld     Abstaining
                         -------------------------------------------
        Jose S. Sorzano     14,680,988      72,499          0
        Arthur B. Laffer    14,681,408      72,079          0

        At the meeting, Mr. Jose S. Sorzano and Arthur B. Laffer were elected as Class III Directors.

Item 5. Other Information

        None

MasTec, Inc.
PART II - OTHER INFORMATION
JUNE 30, 1995


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.

               Exhibit 10.  Loan Agreement dated July 14, 1995 between
                          MasTec, Inc. and Devono Company Inc.

               Exhibit 27.  Article 5 - Financial Data Schedule

        (b)    Reports on Form 8-K.

               On May 12, 1995, the Company filed Form 8-K with the Securities and Exchange Commission reporting the dismissal of Price Waterhouse LLP as the Company s independent certified public accountants.

               On June 30, 1995, the Company filed Form 8-K with the Securities and Exchange Commission reporting the engagement of Coopers & Lybrand, L.L.P. as the Company's independent accountant.

               On August 10, 1995, the Company filed Form 8-K with the Securities and Exchange Commission reporting the Company's loan agreement with Devono Company Limited, a British Virgin Islands corporation.

MasTec, Inc.
SIGNATURES
FORM 10-Q

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MasTec, Inc.
                                 Registrant



Date:  August 14, 1995              /s/ Carlos A. Valdes
                                ----------------------------
                                      Carlos A. Valdes
                                 Sr. Vice-President - Finance
                                (Principal Financial Officer)
                                            and
                                 Authorized Officer of the
                                         Registrant