Form 10-Q
period 1995-09-30
MASTEC INC
filed 1995-11-14
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                     OR
       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ------- to -------
                       Commission file number 0-3797

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

                               Not Applicable
            ---------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X        No
                      ---------------     -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock          Outstanding as of October 31, 1995
   -------------------------       -------------------------------------
        $0.10 par value                          16,051,157

MasTec, Inc.
INDEX

PART I  FINANCIAL INFORMATION

Item 1 -  Unaudited Condensed Consolidated Statements of Income
          for the Three Months and Nine months Ended
          September 30, 1995 and 1994 . . . . . . . . . . . . . . 3

          Consolidated Condensed Balance Sheets as of
          September 30, 1995 (Unaudited) and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . 5

          Unaudited Condensed Consolidated Statements
          of Cash Flows for the Nine months
          Ended September 30, 1995 and 1994 . . . . . . . . . . . 7

          Notes to Condensed Consolidated
          Financial Statements (Unaudited)  . . . . . . . . . . .12

Item 2 -  Management's Discussion and Analysis
          of Results of Operations and Financial Condition  . . .20

PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .26

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)
                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                      1995     1994       1995     1994
                                    --------  --------- --------- ---------
Revenue                             $ 46,642  $ 36,056  $120,439  $ 77,711
                                    --------- --------- --------- ---------
Costs and expenses
  Costs of revenue (exclusive of
   depreciation and amortization
   shown Separately below)            36,296    26,780    89,210    58,517
                                    --------- --------- --------- ---------
    Gross profit                      10,346     9,276    31,229    19,194

  General and administrative
    expenses                           4,772     3,928    12,234     8,821
  Depreciation and amortization        1,878     1,631     4,766     3,585
                                    --------- --------- --------- ---------
    Operating income                   3,696     3,717    14,229     6,788
                                     --------  -------- --------- ---------
Other expense (income)
  Interest expense-
    Borrowings                         1,124     1,099     3,217     2,268
    Notes to stockholders                  0        66       135       191
  Interest and dividend income          (925)     (330)   (1,761)     (789)
  Interest on notes from stockholders    (48)      (81)     (241)     (229)
  Special charge-real estate
   write-down                         15,386         0    15,386         0
  Other, net                            (102)     (373)   (1,761)     (559)
                                    --------- --------- --------- ---------
                                      15,435       381    14,975       882
                                    --------- --------- --------- ---------
Income (loss) from continuing
  operations before income taxes,
  equity in earnings (losses) of
  unconsolidated joint ventures
  and minority interest              (11,739)    3,336      (746)    5,906
Equity in earnings (losses) of
   unconsolidated joint ventures        (158)       53      (169)      190
Provision (benefit) for income taxes  (4,409)    1,253      (290)    1,340
                                    --------- --------- --------- ---------













The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)
(Unaudited)
                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                      1995     1994       1995     1994
                                    --------- --------- --------- ---------



Income (loss) from continuing
  operations before minority
  interest                            (7,488)    2,136      (625)    4,756

Minority interest                         50         0        86         0
                                    --------- --------- --------- ---------
Income (loss) from continuing
  operations                          (7,438)    2,136      (539)    4,756

Discontinued operations (Note 8):
  Income (loss) from discontinued
    operations of General Products
    Segment (net of applicable income  (353)       470       109     1,035
    taxes)
  Gain on disposal of General Products
    Segment, net of a provision of $5,547
    to write-down related assets to
    realizable values and including
    operating losses during phase-out
    period (net of applicable income
    taxes)                             1,904         0     3,356         0
                                     -------- --------- --------- ---------
NET INCOME (LOSS)                   $ (5,887) $  2,606  $  2,926  $  5,791
                                     ======== ========= ========= =========
Weighted average shares outstanding   16,047    16,054    16,043    16,052
                                     ======== ========= ========= =========
Earnings (loss) per share
  Continuing operations             $  (0.46) $   0.13  $  (0.03) $   0.30
  Discontinued operations           $   0.10  $   0.03  $   0.21  $   0.06
  Net income (loss)                 $  (0.37) $   0.16  $   0.18  $   0.36
















The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                           SEPTEMBER 30, DECEMBER 31,
                                               1995          1994
                                            (Unaudited)   (Audited)
                                            -----------   -----------

ASSETS
Current assets:
  Cash and cash equivalents                 $    2,147    $    5,612
  Accounts receivable-net and unbilled
    revenue                                     43,175        33,122
  Notes receivable                              26,300           715
  Inventories                                    2,233         4,111
  Deferred and refundable income taxes           1,214         1,368
  Theatre assets held for sale                       0         7,414
  Net assets of discontinued operations          5,560             0
  Investment in preferred stock                  9,000             0
  Real estate held for sale                     15,487             0
  Other                                          1,145           700
                                            -----------   -----------
   Total current assets                        106,261        53,042
                                            -----------   -----------

Property and equipment                          47,799        46,204
Accumulated depreciation                        (8,927)       (6,102)
                                            -----------   -----------
   Property - net                               38,872        40,102

Investment in preferred stock                        0         9,000
Notes receivable from stockholders               1,770         3,570
Real estate investments                              0        34,604
Other assets                                     4,980         2,134
                                            -----------   -----------

   TOTAL ASSETS                             $  151,883    $  142,452
                                            ===========   ===========



















The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                           SEPTEMBER 30, DECEMBER 31,
                                               1995          1994
                                            (Unaudited)   (Audited)
                                            -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Current maturities of debt               $   19,745    $    8,229
   Current portion of notes payable
      to stockholders                                0         1,000
   Accounts payable                             12,511         8,512
   Accrued insurance                             3,346         4,227
   Accrued compensation                          2,224         2,193
   Accrued interest                                906           631
   Accrued income taxes                          3,939             0
   Other                                         6,842         5,966
                                            -----------   -----------
    Total current liabilities                   49,513        30,758
                                            -----------   -----------

 Deferred income taxes                           7,611        17,938
                                            -----------   -----------
 Accrued insurance                               7,341         6,893
                                            -----------   -----------
 Other liabilities                                   0            33
                                            -----------   -----------
 Long-term debt:
  Long-term debt                                21,245        15,206
  Notes payable to stockholders                      0         1,500
  Convertible subordinated debentures           12,250        19,250
                                            -----------   -----------
 Total long-term debt                           33,495        35,956
                                            -----------   -----------

Stockholders' equity:
  Common stock                                   2,643         2,643
  Capital surplus                              134,122       134,094
  Retained earnings                              9,198         6,272
  Accumulated translation adjustments               (4)            0
  Treasury stock                               (92,036)      (92,135)
                                            -----------   -----------
  Total stockholders  equity                    53,923        50,874
                                            -----------   -----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $  151,883    $  142,452
                                            ===========   ===========








The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   1995           1994
                                                -----------    -----------
                                                       (Unaudited)
Cash flows from operating activities:
Net income                                      $    2,926     $    5,791
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Minority interest in consolidated
 joint ventures                                        (86)             0
Depreciation and amortization                        4,766          3,585
Equity in (earnings) losses of unconsolidated
  joint ventures                                       169           (190)
Special charge - real estate write-down             15,386              0
Gain on sale of discontinued operations             (3,771)             0
Gain on sale of assets                                  (7)          (365)
Changes in assets and liabilities net of
  effect of acquisitions and divestitures:
   Accounts receivable-net and unbilled
       revenues                                    (13,740)        (8,100)
   Inventories and other current assets               (737)          (130)
   Other assets                                     (1,184)          (319)
   Accounts payable and accrued expenses             5,469           (125)
   Accrued and refundable income taxes               3,968            374
   Other-current liabilities                           252         (1,553)
   Deferred taxes                                   (9,371)         2,168
   Other liabilities                                   454            721
                                                -----------    -----------
Net cash provided by
  operating activities                               4,494          1,857
                                                -----------    -----------
Cash flows in investing activities:
  Cash acquired from acquisitions                      148          6,585
  Cash paid for acquisitions                        (1,750)        (1,850)
  Distribution from unconsolidated
    joint ventures                                      79             75
  Net proceeds from sale of discontinued
    operations                                      21,090              0













The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   1995           1994
                                                -----------    -----------
                                                       (Unaudited)


  Proceeds from notes receivable                       35               0
  Proceeds from sale of assets                      2,426             670
  Repayment of loans to stockholders                1,800               0
  Capital expenditures                             (8,014)         (2,318)
  Investments in unconsolidated joint
    ventures                                            0            (140)
  Investment in note receivable                   (25,000)              0
  Cash of discontinued operations                    (191)              0
  Loans to stockholders                                 0          (3,570)
                                                ---------        ---------
Net cash (used in) investing
  activities                                      (9,377)            (548)
                                                ---------        ---------
Cash flows from financing activities:
  Proceeds from Term Loan                          12,000           1,000
  Proceeds from Equipment Loan                      4,653               0
  Proceeds from Revolver                           20,025               0
  Debt repayments                                 (22,367)         (1,356)
  Debt repayments - Revolver                      (10,000)              0
  Repayment of loans from stockholders             (2,500)           (500)
  Financing costs                                    (516)              0
  Net proceeds from common stock
   issued from treasury                               123               0
                                                 ---------       ---------
Net cash provided by (used in) financing
  activities                                        1,418            (856)
                                                 ---------       ---------
Net increase (decrease) in cash and
  cash equivalents                                 (3,465)            453

Cash and Cash Equivalents -
              Beginning of period                   5,612           8,930
                                                  --------        --------

Cash and Cash Equivalents - End of period       $   2,147       $   9,383
                                                ==========      ==========










The accompanying notes are an integral part of these financial statements.
                                                                 Page 8 of 27

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   1995           1994
                                                ----------     ---------

                                                       (Unaudited)
Supplemental disclosures
 of cash flow information:
 Cash paid during the period:
     Interest                                   $   3,077       $  2,167
     Income taxes                               $   5,690       $    (23)
Supplemental schedule of non-cash
  investing activities:

Acquisition of ULM

Fair value of assets acquired:
  Accounts receivable                           $     167
  Other current assets                                 67
  Property                                          2,688
  Other assets                                         50
                                                 ---------
  Total Non-cash assets                             2,972
                                                 ---------
  Liabilities                                          71
  Long-term debt                                       93
                                                 ---------
  Total liabilities assumed                           164
                                                 ---------
Net non-cash assets acquired                        2,808
Cash acquired                                         148
                                                 ---------
Purchase price                                  $   2,956
                                                 =========
Note payable issued to ULM stockholders               800
Cash paid for acquisition                           1,750
Contingent Consideration                              406
                                                 ---------
Purchase price                                  $   2,956
                                                 =========











The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   1995           1994
                                                ----------    ---------
                                                       (Unaudited)
Sale of Lectro:

Assets sold:
  Accounts receivable                           $   2,158
  Inventories                                       1,770
  Other current assets                                 22
  Property                                          1,832
  Other assets                                          4
                                                  --------
  Total non-cash assets                             5,786

  Liabilities                                       1,878
  Long-term debt                                      343
                                                  --------
  Total liabilities                                 2,221
                                                  --------
  Net non-cash assets sold                      $   3,565
                                                  ========
  Sale Price                                    $  12,350
  Transaction costs                                  (521)
  Note receivable                                    (450)
                                                  --------
  Net cash proceeds                             $  11,379
                                                  ========

Reverse acquisition of Burnup:

  Fair value of net assets acquired:
    Accounts receivables                                       $  18,274
    Inventories and other current assets                           7,524
    Investment in preferred stock                                  9,000
    Property and equipment                                        40,685
    Real estate investments and other assets                      32,645
                                                               ----------
    Total non-cash assets                                      $ 108,128
                                                                ----------
    Liabilities                                                   49,559
    Long-term debt                                                31,776
                                                               ----------
   Total liabilities assumed                                   $  81,335
                                                               ----------
  Net non-cash assets acquired                                    26,793
   Cash acquired                                                   6,362
                                                                ---------

   Net value of assets acquired                                $  33,155
                                                                ---------
   Purchase price                                              $  33,155
                                                               ==========
 The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   1995           1994
                                                ----------     ---------
                                                       (Unaudited)
 Acquisition of DTI:

    Fair value of assets acquired:
    Accounts receivables                                       $  2,878
    Inventories and other current assets                            389
    Property                                                      1,270
    Real estate investments and other assets                        550
                                                               ---------
    Total non-cash assets                                         5,087
                                                               ---------
    Liabilities                                                   1,988
    Long-term debt                                                  471
                                                               ---------
    Total liabilities assumed                                     2,459
                                                               ---------
    Net non-cash assets acquired                                  2,628
    Cash acquired                                                   223
                                                               ---------
    Purchase price                                             $  2,851
                                                                ========
    Note payable issued to DTI's stockholders                  $  1,851
    Cash paid for acquisition                                     1,000
                                                               ---------
    Purchase price                                             $  2,851
                                                               =========

Acquisition of assets of Buchanan:

    Fair value of assets acquired                              $    3,828
    Liabilities assumed                                             2,978
                                                                ---------
    Cash paid for acquisition                                  $      850
                                                                =========



Property acquired:
    Through financing arrangements              $   7,901      $     651
                                                 =========     ==========
    Through capital leases                      $       0      $   2,186
                                                 =========     ==========







The accompanying notes are an integral part of these financial statements.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATION AND PRESENTATION

The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operation or financial position of MasTec, Inc. Certain prior year amounts have been reclassified to conform to current presentation. The 1994 income statement has been restated to reflect the discontinuation of the Company's General Products Segment, which was acquired as part of the Burnup Acquisition. (See Note 8.)

On March 11, 1994, Church & Tower, Inc. ("CT") and Church & Tower of Florida, Inc. ("CTF" and, together with CT, "CT Group"), privately held corporations under common control, were acquired (the "Burnup Acquisition") through an exchange of stock by Burnup & Sims, Inc. ("Burnup"), a Delaware public company. Immediately following the Burnup Acquisition, the name of Burnup was changed to MasTec, Inc. ("MasTec" or the "Company") and its fiscal year end was changed to December 31.

Under generally accepted accounting principles, the Burnup Acquisition was accounted for as a purchase by the CT Group and, therefore, the 1994 financial statements presented are those of the CT Group during such period and the operations of Burnup during the period March 11, 1994 through September 30, 1994 as well as those of Designed Traffic Installation Company ("DTI") for the period June 22, 1994 through September 30, 1994 (collectively referred to as the "Acquisitions").

The following information presents the unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 1994 of MasTec as if the Acquisitions had occurred on January 1, 1994. Adjustments have been made related to purchase accounting and other matters related to the Acquisitions. Additionally, the information has been restated to reflect the discontinuation of the General Products Segment. (See Note 8.)

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of MasTec or the results of operations or financial position of MasTec had the Acquisitions occurred on January 1, 1994.


                           RESULTS OF OPERATIONS
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 ACTUAL AND 1994 PRO FORMA
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)

                                   ACTUAL           PRO FORMA
                                    1995              1994

Revenue                         $  120,439         $ 97,077

Income (Loss) from continuing
  operations                          (539)           2,228

Earnings (Loss) per
  share                         $    (0.03)        $   0.14


Revenue for the nine months ended September 30, 1995 is $23.4 million higher than pro forma 1994 revenue primarily due to an increase in revenue from new and existing utilities services contracts.

The 1995 results reflect an improvement of $7.3 million from 1994 pro forma income from continuing operations excluding the special charge regarding the real estate write-down of $15.4 million recorded in the third quarter of 1995. (See Note 7.) The improved results are directly related to an increase in revenue, improved efficiencies in core contract areas as a result of cost reductions and enhanced productivity, and an $844,000 favorable settlement of litigation, net of tax.

2. Related Party Transactions

Notes receivable from stockholders bear interest at the prime rate plus 2% (10.75% at September 30, 1995). On June 30, 1995, the Company collected notes receivable from stockholders of $1.8 million plus accrued interest thereon of $467,000. In addition, the stockholders paid the Company $233,000, representing travel and other advances which were outstanding prior to the Burnup Acquisition. Further on such date, the Company paid notes payable to stockholders of $2.5 million plus accrued interest thereon of $259,000.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.  Debt
Debt is summarized as follows
 (in thousands):                            September 30, December 31,
                                                 1995         1994
                                               -------      -------
Revolver, at LIBOR plus 2.25%
 (8.2% at September 30, 1995)               $   10,025    $        0
Term Loan, at LIBOR plus 2.5%
 (8.4% at September 30, 1995)               $   10,400    $        0
Term Loan, at 7.7% fixed                           761         1,144
Equipment Loan, at LIBOR plus 2.5%
 (8.4% at September 30, 1995)                    4,653             0
Other notes payable for equipment, at
   interest rates from 6.0% to 9.5% due in
   installments through the year 2000            7,727         3,899
Other notes payable, at 7% due in four
   semi-annual installments through July
   1996                                            958         1,851
Other notes payable, at 7% due in eight
   quarterly installments through
   July 1, 1996                                    378           796
Other notes payable, at 8%, due in 48
   monthly installments through June 1999          757             0
Term Loan, at prime rate plus 0.5%
  (9% at December 31, 1994)                          0         8,294
Term Loan, at prime rate plus 0.5%
  (9% at December 31, 1994)                          0         1,000
Notes payable to stockholders, at prime
 rate plus 2% (10.5% at December 31, 1994)           0         2,500
Capital leases, at interest rates from
   6% to 12% due in installments
   through the year 2000                             0         3,826
Real estate mortgage note, at 8.53%,
   monthly installments of $12.5 commencing
   February 1996, with a final installment of
   $2.2 million in the year 2001                 2,070             0
Real estate mortgage note, at 9.5%
   quarterly installments through November
   1996                                            636             0
12% Convertible Subordinated Debentures
   due in year 2000                             14,875        21,875
                                            -----------   -----------
Total debt                                      53,240        45,185
Less current maturities                        (19,745)       (9,229)
                                            -----------   -----------
Long Term Debt                              $   33,495    $   35,956
                                            ===========   ===========

Not included in the preceding table at September 30, 1995 is approximately
$2.2 million in capital leases related to discontinued operations (see Note 8).

The 12% convertible subordinated debentures (the "Debentures") require an annual payment to a sinking fund, which commenced on November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at an adjusted conversion price of $16.79 per share. At September 30, 1995, approximately 886,000 shares were reserved for conversion. The terms of the Debentures include certain restrictions on the payment of dividends. On April 17, 1995, the Company redeemed $7.0 million of the outstanding balance.

The Company maintains a $40.0 million credit facility with Shawmut Capital (the Shawmut Credit Facility ). The Shawmut Credit Facility is comprised of three sub-facilities: a $12.0 million term loan (the "Term Loan") secured by certain equipment, a $15.5 million revolving loan (the "Revolver") collateralized by receivables and inventory and a $12.5 million equipment revolver term loan (the "Equipment Loan") secured by new or used equipment purchased under the Equipment Loan facility. The Company used a portion of the proceeds of the Term Loan to repay $10.5 million in term loans outstanding at December 31, 1994. The remaining portion of the Term Loan was used primarily to finance new equipment purchases and expenses associated with obtaining the Shawmut Credit Facility.

Interest on the Term Loan and Equipment Loan accrue, at the Company's option, at the rate of prime or 2.5% over LIBOR. Interest on the Revolver accrues, at the Company's option, at the rate of prime or 2.25% over LIBOR. The Shawmut Credit Facility required the Company to pay a commitment fee of $162,500 and an unused line fee at an annual rate of one quarter of one percent of the amount of the unused facility amount less $6,000,000. The Term Loan is payable in quarterly installments based upon a ten year amortization. The Equipment Loan is payable in quarterly installments based on a four year amortization commencing January 1996. The Shawmut Credit Facility expires in January 2000.

In October 1995, the Company borrowed $2.0 million to finance the acquisition of equipment and the assumption of two BellSouth master contracts from Sealand. Also in October 1995, the Company borrowed $6.6 million to finance the acquisition of Supercanal. Both of these borrowings were made under the Shawmut Credit Facility. (See Note 6 for a description of these acquisitions.)

As a result of borrowings subsequent to September 30, 1995, the Company had $1.4 million available under the Shawmut Credit Facility at November 13, 1995.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants.

The Company has letters of credit outstanding totaling $3.7 million. These letters of credit were issued as security to the Company's insurance administrators as part of its self-insurance program.

4.  Earnings Per Share and Capital Stock

Earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share is not presented as the effect is anti-dilutive or not material.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 1995 the Company had 50,000,000 shares of $.10 par value common stock (the "Common Stock") authorized and 16,049,698 shares outstanding, and 5,000,000 shares of authorized but unissued preferred stock.

5.  Contingencies

In 1990 and 1993 purported class action and derivative complaints were filed against the Company, members of its Board of Directors and the Company's then largest stockholders. The 1993 complaint also named CT and CTF. The complaints generally alleged, among other things, that the defendants breached their fiduciary duties in connection with certain corporate transactions which occurred prior to the Burnup Acquisition and certain other matters which allegedly could have impacted the terms of the Burnup Acquisition. The 1993 complaint also claims derivatively that each member of the Board of Directors engaged in mismanagement, waste and breach of his fiduciary duties in managing the Company's affairs.

On November 29, 1993, plaintiff filed a motion for an order preliminarily and permanently enjoining the Burnup Acquisition. On March 10, 1994, the court denied plaintiff's request for injunctive relief. The actions currently are in the discovery stage. No trial date has been set.

The Company believes that the allegations in these complaints are without merit, and intends to vigorously defend these actions.

In 1990, Trilogy Communications, Inc. filed suit against Excom Realty, Inc., a wholly owned subsidiary of the Company, for damages and declaratory relief. The Company counterclaimed for damages. On May 1, 1995, the Company settled its counterclaim for $1.3 million which is recorded as other income in the accompanying consolidated financial statements.

The Company is also a defendant in other legal actions arising in the normal course of business. The Company believes, based on consultations with its legal counsel, that the amount provided in the financial statements of the Company are adequate to cover the estimated losses expected to be incurred in connection with these matters.

6. Acquisitions

Domestic Acquisitions

ULM

On July 17, 1995, the Company purchased for $2.96 million the outstanding stock of Utility Line Maintenance, Inc. ("ULM"), a company engaged in the utility right of way clearance business using customized machinery for its operations. The stockholder of ULM received $1.75 million at closing, a 48 month 8% note payable for $800,000 with the balance of the purchase price to be paid over the next four years based on future pre-tax earnings of ULM.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sealand

On October 10, 1995, the Company purchased from Sealand Construction and Engineering Systems, Inc. and Triduct Corporation (collectively referred to as "Sealand") certain machinery and equipment and the right under two master contracts with BellSouth Telecommunications, Inc. ("BellSouth") covering the Huntsville and Decatur, Alabama area for approximately $2.1 million. The Company financed its acquisition by borrowing under the Shawmut Credit Facility. (See Note 3.)

Latin American Investments

In October 1995, the Company formed a new business segment devoted to acquiring, developing and operating telecommunications systems in selected markets in Latin America and the Caribbean. The new business segment, which will operate through a new wholly-owned subsidiary known as LatLink Corporation ("LatLink"), will seek opportunities through equity investments and strategic alliances in several related telecommunications fields, including CATV operations; international voice, video and data reception and switching; cellular telephone, wireless messaging and personal communications services; and public pay telephone networks.

To date, LatLink has made the Supercanal, TPP and teleport investments described below. In addition, the Company has made the Devono Loan, which is part of its international strategy.

Supercanal

On October 19, 1995, LatLink acquired a 33 1/3% interest in two Argentine cable television companies. LatLink also acquired a 33 1/3% interest in a magazine and a newspaper and a 20% interest in a radio station (collectively referred to as "Supercanal"). The total purchase price was $13.6 million, $6.6 million of which was paid at closing and $7.0 million of which is payable over 24 months at 8% interest. In addition, LatLink may be required to contribute $2.1 million to the capital of the newspaper over the next twelve months in proportion to contributions by other shareholders. The Company financed the acquisition by drawing upon its existing Shawmut Credit Facility. (See Note 3.)

TPP

In November 1995, LatLink entered into a Memorandum of Understanding with Telecommunicaciones Publicas y Privada, S.A. ("TPP"), a Mexican public pay telephone distributor, servicer and operator, to purchase 28.6% of TPP's outstanding capital stock for $6.0 million, with an option to purchase an additional 21.4% for $4.5 million. The transaction is subject to the execution of definitive agreements. In anticipation of closing the acquisition, LatLink has committed to provide $1.0 million of the $6.0 million purchase price to finance the purchase of 1,000 pay telephones for delivery to TPP.

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Teleport

Also in November 1995, LatLink purchased an FCC-licensed international long-distance teleport facility for the reception and retransmission of voice, data and video from Latin America and the Caribbean to the United States. The purchase price for the teleport facility, which is located on four acres in Miami, Florida, was approximately $750,000. An additional investment of $1.2 million in telecommunications and other equipment will be necessary to operate the facility.

Devono Loan

On July 14, 1995 the Company made a term loan to Devono Company Limited, a British Virgin Islands corporation (the "Borrower"), whereby the Company lent the Borrower $25.0 million at an annual interest rate of 15% for a term of 180 days (the "Devono Loan"). The Company financed the Loan through $5.0 million of working capital and $20.0 million from the Company's existing Shawmut Credit Facility, of which $10.0 million was repaid with the proceeds from the Lectro sale. (See Note 3 and 8.) The Borrower may extend the term of the Devono Loan at an annual interest rate of 17.5% for two additional ninety day periods. The Devono Loan is non-recourse to the Borrower, and, in the event of a default, the Company's sole recourse will be to its security interest in 40% of the outstanding and issued shares of the common stock of an Ecuadorian company which owns a 52.6% interest in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecell"), a company operating a cellular phone network and an international teleport system in the Republic of Ecuador.

7.  Special Charge-Real Estate Investment Write-down

In the third quarter of 1995, the Company decided to accelerate the pace of its disposal of non-core real estate assets by selling the majority of these assets in a bulk sale. Primarily as a result of the Company's decision, the Company recorded a special charge of $15.4 million to adjust the carrying values of its real estate investments to estimated net realizable value. The amount of the adjustment was based on offers received by the Company to dispose of certain real estate in a bulk transaction. The original value assigned to the real estate investments contemplated the disposition of the properties on an individual basis and no consideration had previously been given to a bulk sale.

8.  Discontinued Operations

In the third quarter of 1995, the Company determined to concentrate its resources and better position itself to achieve its strategic growth objectives. By disposing of all of the General Products Segment, which the Company acquired as part of the Burnup Acquisition. (See Note 1.) The General Products Segment includes the operations and assets of Southeastern Printing Company, Inc. ("Southeastern"), Lectro Products, Inc. ("Lectro") and Floyd Theatres, Inc. ("Floyd"). The disposal of the General Products Segment is anticipated to be completed in four separate transactions, two of which have been consummated. In March 1995, the Company sold the assets of Floyds' indoor theatre chain for approximately $11.5 million of which $1.8 million was used to satisfy liabilities not assumed by the buyer and

MasTec, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transaction costs incurred. A gain of $1.5 million net of tax, resulted from this transaction in the first quarter. A portion of the proceeds ($7.0 million), was used to repay the Debentures. In August 1995, the Company sold the stock of Lectro for $11.9 million in cash and a note receivable (the "Note") of $450,000. Proceeds, net of transaction expenses were $11.3 million. A gain of $5.9 million, net of tax was recorded in the third quarter. The proceeds were used to repay $10.0 million borrowed to finance the Devono Loan (see Note 6). A portion of the Note ($250,000) is subject to adjustment based on ultimate collectability of Lectro's accounts receivable as of June 30, 1995. Any changes in proceeds as a result of any adjustments are not expected to be material.

The remaining outdoor theatre operations of Floyd Theatres are currently being marketed for sale as either operating facilities or for the underlying real estate value. In the third quarter, the Company recorded a provision of $3.2 million, net of tax, related to Floyds' real estate to reflect a bulk sale value and estimated losses during the phase-out period. (See Note 7.) The Company has signed a letter of intent with Southeastern's management to sell Southeastern in a employee stock ownership plan transaction. Based on the estimated sale price, a loss on disposal of $951,000, net of tax, has also been recorded in the third quarter. Based on its current negotiations with Southeastern management, the Company anticipates financing a portion of the sale with a note for approximately $2.0 million which would be payable after seven years with accrued interest at a stated market rate. Accordingly, $2.0 million of the estimated net realizable value of the General Products Segment has been reflected in Other Assets at September 30, 1995. Prior year results of operation have been restated to reflect the discontinuation of the General Products Segment. Net assets of discontinued operations at September 30, 1995 have been segregated in the Consolidated Balance Sheet with the exception of $2.0 million as previously described. Disposal of the net assets is anticipated to be completed by June 1996.

Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows:

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                        SEPTEMBER 30,      SEPTEMBER 30,
                                     1995       1994       1995     1994
                                   --------   -------    -------   --------
Revenue                             $ 3,048   $9,724     $19,267   $ 21,842
                                    ========  =======    ========  ========
Earnings (loss) before income
  taxes                             $  (611)  $  727     $   123   $  1,600

Provision (benefit) for income
  taxes                             $  (258)  $  257     $    14   $    565
                                     -------  -------    --------  --------
Net income (loss) from
  discontinued operations           $  (353)  $  470     $   109   $  1,035
                                     =======  =======    ========  ========

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere herein. As discussed in Notes 1 and 8 to the Condensed Consolidated Financial Statements, the 1994 results of operations have been restated to reflect the discontinuation of the Company's General Products Segment, which was acquired as part of the Burnup Acquisition.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995  vs. Three Months Ended September 30,
1994.
The following table sets forth certain historical consolidated earnings data as a percentage of revenue for the periods indicated.

                                                            THREE MONTHS
                                                        ENDED SEPTEMBER 30,

                                                          1995      1994
                                                         -------   -------
Revenue                                                   100.0 %  100.0 %
Costs of revenue                                           77.8 %   74.3 %
Gross margin                                               22.2 %   25.7 %
General and administrative expenses                        10.2 %   10.9 %
Depreciation and amortization                               4.0 %    4.5 %
Interest expense                                            2.4 %    3.2 %
Interest and dividend income and other, net                 2.3 %    2.2 %
Special charge - real estate write-down                    33.0 %    0.0 %
Income (loss) from continuing operations                  -16.0 %    5.9 %

Revenue for the three months ended September 30, 1995 was $46.6 million, an increase of $10.6 million or 29% compared to revenue for the three months ended September 30, 1994 of $36.1 million. The increase resulted primarily from an expansion into new contract areas.

Costs of revenue as a percentage of revenue increased from 74.3% in 1994 to 77.8% in 1995. The decrease in gross margin to 22.2% in 1995 from 25.7% in 1994 is primarily due to the expansion into new contract areas. The
Company experienced reduced margins at the commencement of these new contracts resulting from mobilization and startup costs, as well as costs incurred in recruiting and training of new personnel. In addition, the Company experienced reduced revenue under certain contracts with historically higher margins due to customer delays in approving budgets under which work orders were to be issued.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General and administrative expenses for the quarter ended September 30, 1995 were $4.8 million or 10.2% of revenue, compared to $3.9 million or 10.9% of revenue for the same period in the prior year. Although general and administrative expenses have decreased as a percentage of revenue, the amount of such expenses has increased. As the Company continues to evaluate and pursue growth opportunities and business development in the United States and abroad, certain general and administrative costs have been incurred without current economic benefit. During the three months ended September 30, 1995, the Company incurred approximately $600,000 in costs related to exploring investment opportunities in Latin America and elsewhere abroad primarily related to investments made by LatLink. In November 1995, the Company formed a new business segment devoted to acquiring, developing and operating telecommunications systems in selected markets in Latin America and the Caribbean. The new business segment, which will operate through a new wholly-owned subsidiary known as LatLink will seek opportunities through equity investments and strategic alliances in several related telecommunications fields, including CATV operations; international voice, video and data reception and switching; cellular telephone, wireless messaging and personal communications services; and public pay telephone networks. See Note 6 to the Condensed Consolidated Financial Statements for a discussion of investments made to date.

Depreciation and amortization expense was $1.9 million for the three months ended September 30, 1995, or 4% of revenue, compared to $1.6 million or 4.5% of revenue for 1994. The increased expenses are primarily a result of increased equipment capital expenditures for new contract areas as well as scheduled fleet replacements.
Interest expense was $1.1 million for 1995 compared to $1.2 million for the three months ended September 30, 1994. The decrease is due primarily to the repayment of $7.0 million of the Debentures in April 1995 offset by borrowings for equipment and for the Devono Loan. (See Note 3 and 6 to the Condensed Consolidated Financial Statements.)

Interest and dividend income increased from $411,000 in 1994 to $973,000 in 1995 primarily due to interest of $553,000 accrued on the Devono Loan.

Results for the third quarter include a special charge of $15.4 million to reflect certain real estate holdings at their estimated net realizable value based primarily on the Company's present intention to dispose of certain real estate in a bulk sale. The Company had contemplated disposal of the real estate investments on an individual basis and no consideration had previously been given to a bulk sale. (See Note 7 to the Condensed Consolidated Financial Statements.)

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Discontinued operations

As discussed in Note 8 to the Condensed Consolidated Financial Statements, during the third quarter of 1995, the Company determined to dispose of all of its General Products Segment. The income from operations of the discontinued General Products Segment includes the results of Floyd Theatres, Southeastern and Lectro. The nine months ended September 30, 1995, includes a gain of $1.5 million, net of tax, related to the disposal of Floyd's indoor theatre chain and a gain of $5.9 million, net of tax, related to the sale of Lectro. The Company estimated a loss of $4.0 million, net of tax, from operations and a write-down to net realizable value through the disposal date of the remaining businesses in the segment.

Nine Months Ended September 30, 1995 vs Nine Months Ended September 30,
1994

The following table sets forth certain historical consolidated earnings data as a percentage of revenue for the periods indicated.

                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,

                                                          1995      1994
                                                         ------     -----
Revenue                                                  100.0 %    100.0 %
Costs of revenue                                          74.1 %     75.3 %
Gross margin                                              25.9 %     24.7 %
General and administrative expenses                       10.2 %     11.4 %
Depreciation and amortization                              4.0 %      4.6 %
Interest expense                                           2.8 %      3.1 %
Interest and dividend income and other, net                3.1 %      2.0 %
Special charge-real estate write-down                     12.8 %      0.0 %
Income from continuing operations                         -0.4 %      6.1 %

The results for the nine months ended September 30, 1994 include nine months of operations of the CT Group and operating results of Burnup for the period March 11, 1994 through September 30, 1994 and of DTI for the period June 22, 1994 through September 30, 1994. (See Note 1 to the Condensed Consolidated Financial Statements.)

Revenue for the nine months ended September 30, 1995 increased by approximately $42.7 million or 55% from $77.7 million in 1994 to $120.4 million in 1995, primarily resulting from the inclusion of revenue generated by acquired companies and the expansion into new contract areas.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Costs of revenue as a percentage of revenue decreased from 75.3% in 1994 to 74.1% in 1995 primarily due to improved margins resulting from the Company's renegotiation of certain unprofitable contracts assumed as part of the Burnup Acquisition, improved operating efficiencies and improved productivity due to the use of more modern equipment.

General and administrative expenses increased by approximately $3.4 million due primarily to the impact of the Burnup Acquisition as the 1994 results exclude the results of operations (including general and administrative expenses) for Burnup from January 1 to March 11, 1994. Additionally, the Company has spent $950,000 through September 30, 1995 related to investment opportunities abroad primarily related to investments made by LatLink. See quarterly discussion for further information.

Depreciation and amortization decreased as of percentage of revenue from 4.6% in 1994 to 4.0% in 1995, primarily as a result of an increase in revenue. Depreciation expense increased from $3.6 million to $4.8 million primarily due to a fleet replacement program and an increase in capital expenditures resulting from expansion into new contract areas.

Interest expense increased from $2.5 million for 1994 to $3.4 million for 1995 primarily due to debt assumed as a result of the Burnup Acquisition and the incurrence of indebtedness to stockholders pursuant to the Burnup Acquisition and new borrowings for equipment purchases and investments (see Statement of Cash Flows - Supplemental Schedule of Non-cash Financing and Investing Activities).

The increase in interest and dividend income resulted from the preferred stock investment acquired as part of the Burnup Acquisition and the interest accrued on the Devono loan.

Other income includes $1,350,000 related to the favorable settlement of the Trilogy litigation described in Note 5 to the Condensed Consolidated Financial Statements.

See Note 7 to the Condensed Consolidated Financial Statements for a discussion of the special charge for the write-down of certain real estate.

Upon consummation of the Burnup Acquisition, the CT Group's election to be treated as an S Corporation was terminated and, accordingly, the Company recognized a net deferred tax asset of approximately $436,000 related to deductible temporary differences. This benefit was reduced by a provision for the results of operations of the consolidated group for the period March 31, 1994 to September 30, 1994 at an effective tax rate of 37.5%.

See quarterly discussion regarding discontinued operations and also Note 8 to the Condensed Consolidated Financial Statements.

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during the nine months ended September 30, 1995 was cash flow from operations, borrowings under credit facilities and proceeds from the sale of discontinued operations. In the nine months ended September 30, 1995, cash of $4.5 million was generated from operations compared to $1.9 million for the nine months ended September 30,1994. The increase in 1995's operating cash flows represents improved results in the Company's core utilities services segment.

As of September 30, 1995, working capital was approximately $56.7 million compared to working capital of approximately $22.3 million at December 31, 1994. The Company's cash position was $2.1 million at September 30, 1995 compared to $5.6 million at December 31, 1994. Included in working capital at September 30, 1995 are the net assets of the discontinued operations and real estate and preferred stock held for sale. The Company anticipates disposal of these assets by June 1996. Proceeds from the sale of these assets will be used to further the Company's growth strategy.

The Company, as a result of obtaining new contracts and continuing a fleet replacement program, increased capital expenditures for equipment to $12.9 million, an increase of approximately $9.5 million during the first nine months of 1995 compared to the first nine months of 1994. The Company financed approximately $9.8 million of its investment in equipment of which $4.7 million was financed under the Shawmut Credit Facility. Additionally, the Company has invested $3.3 million in real estate for its corporate headquarters and other operating facilities, of which $2.7 million has been financed.

It is anticipated that an additional $5.0 million will be invested in machinery and equipment for the balance of the year. This includes the recent acquisition of certain machinery and equipment of Sealand, a master contractor in the state of Alabama (See Note 6 to the Condensed Consolidated Financial Statements). Through November 1995, the Company has acquired approximately $2.2 million of equipment related to this acquisition, the financing of which was provided by the Company's existing Shawmut Credit Facility.

A portion of the net proceeds ($7.0 million) from the sale of the theatre assets was used to repay the Debentures on April 17, 1995. The reduction in the outstanding balance of the Debentures reduced interest cost. On November 15, 1995 the Company is required to make a sinking fund payment of $2.6 million related to the Debentures. The Company anticipates the payment to be funded by cash flow from operations and existing credit facilities, as necessary. (See Note 3 to the Condensed Consolidated Financial Statements.)

MasTec, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On July 14, 1995, the Company entered into the Devono Loan. (See Note 6 to the Consolidated Financial Statements.) In connection therewith, the Company used $5.0 million of working capital and borrowed $20.0 million under the Shawmut Credit Facility, $10.0 million of which was repaid with proceeds from the sale of Lectro.

Debt agreements to which the Company is a party contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants. Pursuant to such covenants, the Company is currently prohibited from declaring or paying dividends. (See Note 3 to the Condensed Consolidated Financial Statements.)

Continuing its diversification strategy, in October 1995, MasTec through LatLink acquired a 33 1/3% interest in two Argentine cable television companies in Mendoza, Argentina, as well as interests in a newspaper, magazine and radio station. The purchase price was $13.6 million, $6.6 million of which was paid at closing and $7.0 million of which is payable over 24 months at 8% interest. The Company financed the acquisition by drawing upon its existing Shawmut Credit Facility. The Company may be required to contribute up to $2.1 million to the capital of the newspaper over the next 12 months in proportion to contributions by other shareholders. In addition, LatLink has entered into a Memorandum of Understanding to acquire up to 50% of a Mexican pay telephone operator for $10.5 million and has purchased and is equipping an FCC-licensed teleport facility in Miami, Florida for approximately $2.0 million in the aggregate. See Note 6 to the Condensed Consolidated Financial Statements.

As the Company pursues its growth strategy, it continues to evaluate certain domestic acquisitions that would augment its current utilities services segment by providing a broader geographical reach and more diversified customer base. The Company also continues to analyze opportunities to acquire, develop and operate telecommunications systems in Latin America and the Caribbean. The Company anticipates that these investments, as well as operating cash requirements, capital expenditures and debt service, will be funded from cash flow generated by operations, sale of non-core assets, investment income and external sources of financing.

MasTec, Inc.
PART II - OTHER INFORMATION
September 30, 1995

Item 1. Legal Proceedings

        See Note 5 to the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities

        None

Item 3. Defaults on Senior Securities

        None

Item 4. Results of Votes of Security-Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.

                Exhibit 27.  Article 5 - Financial Data Schedule

        (b)    Reports on Form 8-K.

               None

MasTec, Inc.
SIGNATURES
FORM 10-Q

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MasTec, Inc.
                                 Registrant



Date:  November 14, 1995            /s/ Carlos A. Valdes
                                ----------------------------
                                      Carlos A. Valdes
                                 Sr. Vice-President - Finance
                                 (Principal Financial Officer)
                                            and
                                 Authorized Officer of the
                                         Registrant