Form 10-K
period 1995-12-31
MASTEC INC
filed 1996-03-29
CIK 15615

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                          Commission file number 0-3797

                                  MASTEC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                            59-1259279
  --------------------------------        -------------------------
    (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification No.)

  8600 N.W. 36th Street, Miami, FL                  33166
---------------------------------------   -------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (305) 599-1800
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange on
        Title of each class                    which registered

12% Convertible Subordinated Debentures
       due November 15, 2000             Philadelphia Stock Exchange
--------------------------------------- -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
   --------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X__  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The number of shares of Common Stock outstanding as of March 21, 1996 was 16,056,298. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant's Common Stock on the Nasdaq National Market on March 21, 1996 was $68,619,520. Directors, officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on June 3, 1996, which will be filed with the Commission on or before April 30, 1996, are incorporated by reference into Part III.

PART I
Item 1.    BUSINESS

General

  MasTec, Inc. (together with its subsidiaries, the "Company") is one of the largest providers of construction services to the telecommunications industry in the United States. The Company's principal business consists of the installation and maintenance of aerial, underground and buried copper and fiber optic cable, underground conduit, manhole systems and related construction ("telecommunications construction services") for local telephone companies, including Regional Bell Operating Companies ("RBOCs") such as BellSouth Telecommunications, Inc., U.S. West, Inc. and SBC Communications, Inc. (d/b/a Southwestern Bell), and non-Bell local telephone companies such as Sprint Corp., and GTE Corp. (collectively, "telcos"). The Company also provides construction services to non-telco public utilities that are similar to the telecommunications construction services it provides to telcos. The Company also provides telecommunication construction services to long-distance telephone companies such as AT&T and MCI, competitive access providers ("CAPs"), and cable television ("CATV") operators in the United States and to local and long-distance telephone companies and CATV operators in Latin America.

  The Company also provides services that are complimentary to the Company's construction business, such as the installation and maintenance of traffic control and signalization devices, the clearance of utility company rights of way, the installation and maintenance of "smart highway" signalization devices and the construction of transmission towers for wireless communication providers such as cellular telephone and personal communication services ("PCS") operators. These services are rendered to municipalities, public utilities, private businesses and government agencies such as state departments of transportation. The Company also designs, installs and maintains local area communications networks ("LANs") for private businesses.

  In addition, the Company provides general construction and project management services to municipalities and state and local governments.

  The Company has made investments in telecommunications systems in selected markets in Latin America. The Company also operates a long-distance teleport facility for the receipt and retransmission of voice, data and video traffic from Latin America and the Caribbean to the United States.

  The Company was formed through the combination of two established names in the telecommunications construction services industry: Church & Tower and Burnup & Sims. On March 11, 1994, the shareholders of Church & Tower, Inc. and Church & Tower of Florida, Inc. (the "CT Group") acquired 65% of the outstanding common stock of Burnup & Sims, Inc., a public company incorporated in Delaware in 1968 and listed on the Nasdaq National Market
("Burnup & Sims"), in a reverse acquisition (the "Acquisition"). Following the change in control, the senior management of the combined entity was replaced by the CT Group's management and the name of Burnup & Sims was changed to "MasTec, Inc."

Growth Strategy

  The Company's strategy is to continue to grow its core telecommunications and related construction business while leveraging existing resources to expand and diversify its domestic and international revenue bases. To accomplish this strategy, the Company plans to (i) obtain additional telecommunications construction and related services contracts from existing and new domestic customers through internal growth and expansion into international markets, (ii) acquire other telecommunications construction contractors, and (iii) acquire and develop additional lines of business that compliment the Company's core telecommunications and related construction business. In addition, the Company plans to continue to dispose of non-core businesses and assets acquired in the Acquisition. The Company is also evaluating its investments in Latin American telecommunications system to enhance their value to the Company. There can be no assurance that the Company's growth strategy will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Growth Strategy."

Telecommunications and Related Construction Services

  The Company's primary source of revenue is derived from the rendering of telecommunications and related construction services under comprehensive services contracts ("master contracts") with telco and non-telco public utilities. Under master contracts, the Company generally has the exclusive right to perform certain construction and maintenance services in a specified geographic area during the contract period, which generally runs for three years and may be extended for one or two additional years. Each master contract contemplates hundreds of individual construction and maintenance projects valued typically at less than $100,000 each. Most individual jobs require less than one week to complete and typically involve the installation of conduit and fiber optic or copper telephone lines, the setting of telephone poles, the repair or maintenance of existing lines and the installation of manholes. The Company also provides street and sidewalk restoration work under master contracts for non-telco public utilities. Customers generally supply materials such as cable and telephone equipment, and the Company provides the expertise, personnel, tools and equipment necessary to perform the required services.

  In addition to master contracts, the Company provides telecommunications and related construction services to its customers pursuant to contracts awarded for specific projects not contemplated by the master contract or the cost of which exceeds specified dollar limitations set forth in the master contract. The type of services provided under these contracts for specific projects is identical to the type of services provided under the master contracts.

  The Company also provides traffic signalization, clearance of utility rights of way, "smart highway" installation, construction and installation of transmission towers for wireless communications providers, and other construction services complimentary to its core telecommunications construction services business that are intended to diversify the Company's domestic customer base and develop new revenue sources. These services are considered part of the Company's core telecommunications and related construction services.

  In June 1994, the Company acquired Designed Traffic Installation, Inc. ("DTI"), an established Florida electrical contracting company that installs traffic control signalization and lighting systems for streets and airport runways. In July 1995, the Company acquired Utility Line Maintenance, Inc. ("ULM"), which is engaged in the business of clearing utility rights of way in the southeastern United States. In February 1996, the Company acquired Carolina Com-Tec, Inc., a company engaged in the business of installing and maintaining voice, data and video communications networks. See Note 2 to the Consolidated Financial Statements.

  The Company's wholly-owned subsidiary, Church & Tower Fibertel, Inc., has expanded its business to include designing and installing "smart highway" systems, electronic systems which control highway messaging and lighting. The Company also has formed MasTec Technologies, Inc., a wholly-owned subsidiary, to market its installation and maintenance expertise in the developing area of wireless telecommunications technology including cellular and PCS.

  The Company's backlog of orders for telecommunications and related construction services, which does not include work to be performed under master contracts because such contracts are of indeterminate aggregate amount, approximated $15.3 million at December 31, 1995. Substantially all of this backlog is expected to be performed in 1996.

  The Company's customers supply the majority of the raw materials and supplies necessary to carry out the Company's contracted work. The Company is not dependent on one supplier for any raw materials or supplies that the Company obtains for its own account.

  The rendition of telecommunication construction services to RBOCs under master contracts accounts for a majority of the Company's revenue. BellSouth Telecommunications, Inc. accounted for approximately 42% of the Company's total revenue in 1995.

  The telecommunications and related construction services business of the Company is subject to some seasonality, and the Company in some years has experienced a reduction in revenue during the months of November, December and January relative to other months. This reduction is due, in large part, to reduced expenditures and work order requests of the Company's customers, particularly RBOCs, at the end of their budgetary years, which typically end in December. Severe weather conditions and variances in the level of customers' capital expenditures influenced by prevailing interest rates and the allowance or disallowance of rate increases by regulatory authorities also may affect demand for the Company's services.

  Revenue from the Company's telecommunications construction services in foreign markets accounted for less than 3% and 1% of revenue in 1995 and 1994, respectively. The Company had no revenue from foreign sources in 1993.

General Construction Services

  From time to time, the Company provides general construction and project management services to municipalities and state and local governments. The Company's project management services consist of the overall coordination from design to build phases of such construction projects, including pre-construction management, bonding requirements, coordination of subcontractors, inspections and assurances of on-time delivery. All such projects are awarded through a competitive bidding process. Currently, the Company is acting as the project manager for improvements to a water pumping station operated by the Miami-Dade Water and Sewer Authority, construction of a detention facility for the Broward County Sheriff's Office, and construction of several primary learning centers for the Dade County School system. The Company's backlog for general construction services approximated $48.6 million at December 31, 1995, substantially all of which is expected to be performed in the next 18 months.

Telecommunications Operations

  As of December 31, 1995, the Company had invested in the following telecommunications businesses in or servicing Latin America and the Caribbean.

  Supercanal. In October 1995, the Company acquired a 33% equity interest in Supercanal, S.A., a CATV operator in Argentina, as well as interests ranging from 14% to 35% in four other related companies. In February 1996, the Company acquired an additional 3% of the CATV operator.

  Teleport. In November 1995, the Company purchased an FCC-licensed international long-distance teleport facility for the reception and retransmission of voice, data and video from Latin America and the Caribbean to the United States.

  TPP. In December 1995, the Company agreed to acquire a 28.6% interest in Telecomunicaciones Publicas y Privadas, S.A. de C.V., a Mexican public pay telephone company, with an option to purchase an additional 21.4%.

  In addition, in July 1995, the Company made a $25 million term loan the ("Devono Loan") expiring in April 1996 to Devono Company Limited, a British Virgin Islands company ("Devono"). The loan is collateralized by a pledge of 40% of the outstanding capital stock of Cempresa S.A., an Ecuadorian corporation that is wholly-owned by Devono ("Cempresa"). Cempresa, in turn, owns 52.6% of the outstanding capital stock of Consorcio Ecuatoriano de Telecomunicaciones S.A., a cellular telephone company in Ecuador. Pursuant to the loan agreement, the Company may elect to be repaid by Devono transferring the pledged shares of Cempresa to the Company.

Competition

  The Company competes with independent third parties in most of the markets in which it operates. Most companies engaged in the same or similar business tend to operate in a specific, limited geographic area, although larger competitors may bid on a particular project without regard to location. Although the Company is one of the largest providers of telecommunications construction services to the telecommunications industry in the United States, neither the Company nor any of its competitors can be considered as dominant in the industry on a national basis. The Company also faces competition from the in-house construction and maintenance departments of RBOCs, which employ personnel who perform some of the same types of services as those provided by the Company.

  The Company also faces competition in the international markets in which it operates and expects to operate, both with respect to its telecommunications and related construction services business and its investment in telecommunications operations. In its efforts to acquire interests in Latin American and Caribbean telecommunications companies, the Company has competed with large international companies and consortiums with significantly greater experience and resources than the Company.

Discontinued Operations

  Prior to the Acquisition, Burnup & Sims had acquired and operated certain businesses and other assets which were unrelated to its telecommunication construction services and related businesses. Following the Acquisition, the Company's new management focused its efforts on the Company's core construction and related businesses and commenced divesting the Company's non-core businesses and assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations_Overview-Operational Improvements" and "-Discontinued Operations" and Note 16 to the Consolidated Financial Statements. The Company continues to own and operate the following non-core businesses, which management expects to sell or otherwise dispose of within the next 12 months: (a) Southeastern Printing Company, Inc. ("Southeastern") a lithographic printing business that produces high fidelity color literature and labels printed by the flexographic process; and (b) Floyd Theaters, Inc. ("Floyd Theaters"), which currently operates six outdoor theaters that exhibit first, second and third run films of various major motion picture distributors.

Employees

  As of December 31, 1995, the Company (excluding discontinued operations) had 2,313 full-time employees, of which 1,943 were hourly employees and 370 were salaried employees. The Company believes its relations with its employees are good.

Item 2.     PROPERTIES

  The Company's corporate headquarters is currently located in leased office space in Miami, Florida. In October 1995, the Company purchased a three-story building in Miami, Florida, which will serve as its principal headquarters once renovations are completed in the first half of 1996.

  The Company also has regional offices located in Miami, Tampa, Atlanta and Austin. The Company's principal operations are conducted from field offices, equipment yards and temporary storage locations of which 13 are owned and 30 are subject to short-term or cancelable leases. The Company does not consider any specific owned or leased facility to be indispensable to its operations since most of the Company's services are performed on the customers' premises or on public rights of way. In addition, the Company believes that equally suitable alternative locations are available in all areas where it currently does business.

  In November 1995, the Company purchased an FCC-licensed long-distance Teleport facility located on four acres in Miami, Florida.

 Southeastern owns a 60,000 square-foot printing plant in Stuart, Florida.
Floyd Theatres leases one and owns six drive-in theaters located on approximately 66 acres in various Florida cities. In addition to its operating properties, the Company owns approximately 1,960 acres of undeveloped land throughout central and southwest Florida, and a 124,000 square foot manufacturing plant located on approximately 43 acres of land in Freehold, New Jersey. The Company is actively attempting to dispose of all of these assets to concentrate its resources on its core telecommunications construction and related businesses.

  Certain of the Company's properties, equipment and vehicles are encumbered pursuant to loan agreements. See Note 6 to the Consolidated Financial Statements regarding the Company's credit facilities.

Item 3.     LEGAL PROCEEDINGS

  The following is a summary of material legal proceedings involving the Company.

  In December 1990, Albert H. Kahn, a stockholder of the Company, filed a purported class action and derivative suit against Burnup & Sims, the members of its Board of Directors, and National Beverage Corporation ("NBC"). The complaint alleges, among other things, that Burnup & Sims' Board of Directors and NBC, as Burnup & Sims' then largest stockholder, breached their respective fiduciary duties in approving certain transactions, including the distribution to Burnup & Sims' stockholders of all of the common stock of NBC owned by Burnup & Sims and the exchange by NBC of shares of common stock of Burnup & Sims for certain indebtedness of NBC held by Burnup & Sims. The lawsuit seeks to rescind these transactions and to recover damages in an unspecified amount.

  In November 1993, Mr. Kahn filed a class action and derivative complaint against Burnup & Sims, the members of its Board of Directors, the CT Group, and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal stockholders of the CT Group. The 1993 lawsuit alleges, among other things, that the Burnup & Sims Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the Acquisition and also claims derivatively that each member of the Burnup & Sims Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing Burnup & Sims' affairs. On March 7, 1994, the Delaware court in which these suits were filed denied plaintiff's motion to enjoin the Acquisition.

  Each of the foregoing lawsuits is in discovery and no trial date has been set. The Company believes that the allegations in each of the lawsuits are without merit, and intends to defend these lawsuits vigorously.

  The Company is involved in a lawsuit filed by BellSouth Telecommunications, Inc. arising from certain work performed by a subcontractor of the Company from 1991 to 1993 and a second lawsuit filed by the County of Gilpin, Colorado, against the Company in connection with work performed for U.S. West, Inc. during 1992. The amounts claimed against the Company in these two lawsuits in the aggregate total approximately $1.4 million. Both lawsuits were filed in November 1995 and are in the early stages of discovery. The Company believes that the allegations asserted by BellSouth and Gilpin County in these lawsuits are without merit and intends to defend these lawsuits vigorously.

  The Company also is a defendant in a lawsuit between parties unrelated to the Company regarding enforcement of a purchase agreement to which the Company is not a party. The plaintiffs in the lawsuit allege that one of the other defendants in the lawsuit was acting as agent for the Company. The plaintiffs seek damages in excess of $500,000 against all defendants. The litigation is in the early stages and the Company has filed a motion to dismiss the complaint, which motion is pending. The Company believes that the allegations asserted against the Company in this lawsuit are without merit and intends to defend this lawsuit vigorously.

  All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Alfred Kahn in 1994, arise from activities undertaken prior to March 11, 1994, the date of the Acquisition.

  The Company is a party to other pending legal proceedings arising in the normal course of business, none of which the Company believes is material to the Company's financial condition or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no vote of security holders during the fourth quarter of the last fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the names and ages of all of the Executive Officers of the Company, indicating all positions and offices with the Company held by each such person, and each such person's principal occupation or employment during the past five years. The executive officers hold office for one year or until their successors are elected by the Board of Directors. Jorge Mas is the son of Jorge L. Mas. There are no other family relationships among the directors or officers of the Company.

    Name                Age Present principal position and
                            office with the Company
    ----------------   ---- -------------------------------
Jorge L. Mas            56  Chairman of the Board of Directors
Jorge Mas               33  President and Chief Executive Officer
Ismael Perera           47  Senior Vice President-Operations
Edwin D. Johnson        39  Senior Vice President-Chief Financial Officer
Ubiratan Simoes Rezende 48  Senior Vice President-International Operations
Carlos A. Valdes        32  Senior Vice President
Jose M. Sariego         41  Senior Vice President-General Counsel
Carmen M. Sabater       31  Corporate Controller
Nancy J. Damon          46  Corporate Secretary

    Jorge L. Mas was elected Chairman of the Board of Directors of the Company on March 11, 1994, the effective date of the Acquisition. Mr. Mas has been the President and Chief Executive Officer of Church & Tower of Florida, Inc., the Company's largest subsidiary, since 1969.

    Jorge Mas has served as President and Chief Executive Officer of the Company since March 11, 1994. Prior to that time and during the past five years, Mr. Mas served as the President and Chief Executive Officer of Church & Tower, Inc. (and its predecessor company, Communications Contractors, Inc.). In addition, Mr. Mas is the Chairman of the Board of Directors of Neff Corporation, Atlantic Real Estate Holding Corp. and U.S. Development Corp.(all private companies controlled by Mr. Mas) and, during all or a portion of the past five years, has served as the President and Chief Executive Officer of these corporations.

    Ismael Perera has served as Senior Vice President-Operations of the Company since March 11, 1994. Prior to that time, he served as the Vice President-Operations of Church & Tower, Inc. from August 1993 until March 1994. From 1970 until July 1993, Mr. Perera served in various capacities in network operations for BellSouth Telecommunications, Inc., including most recently as a Senior Director of Network Operations since 1985.

    Edwin D. Johnson was elected Senior Vice President - Chief Financial Officer of the Company in March 1996. During the last 10 years, Mr. Johnson served in various capacities with Attwoods plc., a British waste services company, including chief financial officer and member of the board of directors for the past three years.

    Ubiratan Simoes Rezende was elected as Senior Vice President - International Operations of the Company in March 1996. From August 1995 to March 1996, Mr. Rezende was Dean of Graduate Studies and International Programs at La Roche College. From 1991 to 1993, Mr. Rezende was visiting professor of the Paul Nitze School of Advanced International Studies at Johns Hopkins University, and from 1979 to 1992 he was a professor at the Center of Social and Economic affairs at the University of Santa Catarina in Brazil. Mr. Rezende also has served as Chief of Staff of the Organization of American States and as Executive Vice President of the holding company for the Perdigao Group, the second largest food processing company in Brazil.

    Carlos A. Valdes has served as Senior Vice President since March 11, 1994. Prior to that time, Mr. Valdes served as the Chief Financial Officer of Church & Tower, Inc. from 1991 to 1994 and as Vice President of First Union National Bank of Florida N.A. from 1986 to 1991.

    Jose M. Sariego has served as Senior Vice President-General Counsel since September 1995. Prior to joining the Company, Mr. Sariego was Senior Corporate Counsel and Secretary of Telemundo Group, Inc., a Spanish language television network, from August 1994 to August 1995. From January 1990 to August 1994, Mr. Sariego was a partner in the Miami office of Kelley Drye & Warren, an international law firm.

    Carmen M. Sabater has served as the Corporate Controller of the Company since April 1994. Prior to joining the Company, Mrs. Sabater was a Senior Manager (1993-1994) and Manager (1989-1993) with Deloitte & Touche LLP.

    Nancy J. Damon has served as the Corporate Secretary of the Company since March 11, 1994. Prior to that time, Ms. Damon served as a paralegal at the Company from February 1990 until March 1994.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    The following information relates to the Company's common equity, par value $.10 per share (the "Common Stock"), which currently is listed on the Nasdaq National Market under the symbol MASX (formerly BSIM). At March 21, 1996, there were 5,236 stockholders of record of the Company's Common Stock. The high and low closing quotations of the Common Stock for each quarter of the last two fiscal years, as reported by Nasdaq, are set forth below:

                       1995                1994
                   High      Low       High      Low

First Quarter    $ 13 1/2  $ 10 1/8  $  9 1/8  $ 5 15/16
Second Quarter   $ 13 1/8  $  9 3/4  $  9      $ 6  3/4
Third Quarter    $ 13 1/8  $ 10      $  8 1/2  $ 7
Fourth Quarter   $ 13 1/4  $  9 1/8  $ 10 1/4  $ 7

  The above quotations reflect interdealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual transactions.

  The Company did not declare any cash dividends for the year ended December 31, 1995. See Note 6 to the Consolidated Financial Statements for information concerning restrictions contained in the Company's credit facilities regarding the payment of dividends. See Note 12 to the Consolidated Financial Statements for information concerning the distribution of subchapter S earnings to the CT Group shareholders in connection with the Acquisition.

Item 6.     SELECTED FINANCIAL DATA

  The following table presents selected consolidated financial information of the Company and selected combined financial information of the CT Group as of the dates and for each of the periods indicated. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements or the Combined Financial Statements, as the case may be, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                         Year ended December 31,

                               1995      1994      1993    1992     1991
                                        (a-b)      (c)     (c)      (c)

                                (In thousands, except per share amounts)
Income statement data:
Revenue                    $174,583  $111,294   $44,683  $34,136  $ 31,588
Costs of revenue            130,762    83,952    28,729   22,163    22,970
                            --------  --------  -------- --------  --------
Gross profit                 43,821    27,342    15,954   11,973     8,618
General and administrative
 expenses                    19,081    13,022     9,871    3,289     2,796
Depreciation and
 amortization                 6,913     4,439       609      371       359
                            --------  --------  -------- --------  --------
   Operating income          17,827     9,881     5,474    8,313     5,463
Interest expense (d)          4,954     3,587       133       33        29
Interest and
 dividend income(e)           3,349     1,469       315      207       227
Special charge-real estate
 and investments write-downs 23,086         0         0        0         0
Other income (expense), net   2,028     1,009       (81)     209        85
(Losses) equity in earnings
 of unconsolidated
 companies and minority
 interest                      (139)      247     1,177     (416)     (446)
(Benefit) provision for
 Income taxes(f)             (1,835)    3,211     2,539    3,113     1,992
                            --------  --------  -------- --------  --------
(Loss) income from
 continuing operations(f)  $ (3,140) $  5,808   $ 4,213  $ 5,167  $  3,308
                            ========  ========  ======== ========  ========

Average shares outstanding   16,046    16,077    10,250   10,250    10,250
                                                   (g)      (g)       (g)
(Loss) primary earnings
 per share from
 continuing operations      $ (0.20)  $  0.36   $  0.41  $  0.50  $   0.32

Balance sheet data:

Property and equipment, net $44,571   $40,102   $ 4,632  $ 3,656  $  2,406
Total assets                170,163   142,452    21,325   23,443    11,733
Total long-term debt         44,226    35,956     3,579      855       371
Stockholders' equity(h)      50,504    50,874    10,943   15,690     9,436
-------------------------
(a) Includes the results of the CT Group for the full year 1994, the results of Burnup & Sims from March 11, 1994 through the end of 1994, and the results of DTI from June 22, 1994 through the end of 1994.

(b) The 1994 results of operations have been reclassified to reflect the discontinuation of certain non-core operations of the Company. Net assets of discontinued operations at December 31, 1995, have been segregated in the consolidated balance sheet. See Note 16 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations_Overview_Discontinued Operations."
(c) Includes the results and financial condition of the CT Group only. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview-The Acquisition."
(d) Included is interest due to stockholders from outstanding notes amounting to $135,000 for the year ended December 31, 1995 and $223,000 for the year ended December 31, 1994.
(e) Included is interest accrued from notes from stockholders amounting to $289,000 for the year ended December 31, 1995, and $304,000 for the year ended December 31, 1994.
(f) The CT Group was not subject to income taxes because it was an S corporation and, as a consequence, income from continuing operations has been adjusted to reflect a pro forma provision for income taxes.
(g) Reflects the shares of common stock of the Company received by the former shareholders of the CT Group pursuant to the Acquisition and not the outstanding shares of common stock of the CT Group.
(h) See Note 12 to the Consolidated Financial Statements regarding distributions made to the CT Group shareholders in connection with the Acquisition.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company was formed through the combination of two established names in the telecommunications construction services industry: Church & Tower and Burnup & Sims. On March 11,1994, the shareholders of the CT Group acquired 65% of the outstanding common stock of Burnup & Sims in a reverse acquisition (the "Acquisition"). Following the change in control, the senior management of Burnup & Sims was replaced by the CT Group's management and the name of Burnup & Sims was changed to "MasTec, Inc."

     Under generally accepted accounting principles, the Acquisition was accounted for as a reverse acquisition whereby the CT Group is considered the predecessor to the combined entity. Consequently, the financial information included in this Annual Report on Form 10-K for the years ended December 31, 1993, 1992 and 1991 are of the CT Group only. The information for the year ended December 31, 1994 includes the results of the CT Group for the year ended December 31, 1994 the results of Burnup & Sims from March 11, 1994 to the end of 1994, and the results of DTI from June 22, 1994 (the date the Company acquired
DTI) to the end of 1994. See Note 2 to the Consolidated Financial Statements.
As part of the Acquisition, the S corporation election of the CT Group was terminated.

Operational Improvements

     Following the Acquisition, the Company implemented a number of strategic initiatives to improve operating efficiencies and profitability. Management identified and renegotiated or canceled several unprofitable master contracts with RBOCs and implemented procedures to monitor bids to ensure that new contracts are in accordance with prescribed terms. Management also reorganized and reoriented Burnup & Sims' operations to increase their efficiency, maximize buying power and take advantage of available business opportunities. Additionally, management took steps to increase activities of the Company in regions in which it suffered from overcapacity and implemented utilization procedures at the corporate level to promote the efficient use of equipment and machinery between operating units. Finally, during 1995, management invested approximately $5 million to replace equipment and machinery used in Burnup & Sims' operations in the central and eastern United States. The Company believes that the integration of Burnup & Sims and the CT Group has been substantially completed, although it intends to continue to reorganize operations of the Company to further increase efficiencies.

Growth Strategy

     Following the Acquisition, the Company has followed a two-pronged strategy of growth through internal growth and expansion and through acquisitions. See "Business - Growth Strategy." As part of the growth strategy, the Company has sold or offered for sale a number of non-core businesses and assets acquired in the Acquisition. Through March 31, 1996, the Company had acquired the stock or assets of several companies in the telecommunications construction and related services business and had disposed of the stock or assets of two of its non-core subsidiaries as well as certain other assets, as more fully described in "- Discontinued Operations" and "- Special Charge - Real Estate and Investments Write Downs." The Company intends to continue to grow internally and through acquisitions, and to continue to dispose of non-core assets. The Company is evaluating its investments in Latin American telecommunications systems to enhance their value to the Company. The success of the Company's growth strategy will be dependent in part on the Company obtaining additional external financing which it is currently seeking. Although the Company believes that additional external financing will be obtained, there can be no assurance that the Company will be able to obtain financing for this purpose.

     The Company's growth strategy presents certain inherent risks, including building and expanding the facilities and operations of the Company and in integrating existing operations with new acquisitions.

Discontinued Operations

     In the third quarter of 1995, the Company determined to concentrate resources and better position itself to achieve its strategic growth objectives by disposing of its non-core businesses acquired from Burnup & Sims as a result of the Acquisition (previously accounted for as the "general products segment"). See Note 16 to the Consolidated Financial Statements and "Business - Discontinued Operations." The general products segment included the operations of Southeastern, Floyd Theatres, and Lectro Products, Inc. ("Lectro"), each subsidiaries of the Company. On March 17, 1995, the Company sold the indoor theater assets of Floyd Theatres, consisting of 21 theaters, for approximately $11.5 million, of which $7.0 million was applied to repay a portion of the Company's 12% Convertible Subordinated Debentures (the "Debentures") and $1.8 million was applied to satisfy liabilities of Floyd Theatres not assumed by the buyer, the remaining proceeds were used to satisfy transaction costs incurred by the Company and to finance internal growth. A gain of $1.5 million, net of tax, resulted from this transaction in the first quarter of 1995.

     On August 9, 1995, the Company sold the stock of Lectro for $11.9 million in cash and a promissory note in the principal amount of $450,000. Proceeds from the sale, net of transaction expenses, were $11.3 million. A gain of $5.9 million, net of tax, resulted from this transaction in the third quarter of 1995. The proceeds were applied to repay $10.0 million borrowed by the Company under the Company's Senior Facility Agreement with Shawmut Capital Corporation (the "Senior Facility Agreement"), with the excess invested in short-term investments. See Note 16 to the Consolidated Financial Statements. A portion of the promissory note ($250,000) is subject to adjustment based on the ultimate collectibility of the accounts receivable of Lectro as of June 30, 1995. Any changes in proceeds as a result of any adjustments are not expected to be material.

     The outdoor theater operations of Floyd Theatres, consisting of six drive-in theatres, are currently being marketed for sale for the underlying real estate value. In addition, the Company has received offers to purchase Southeastern. Based on the estimated net realizable value of Floyd Theatres' real estate and the offers for Southeastern, a loss on disposition of approximately $6.4 million, net of tax relating to the remaining discontinued operations was recorded in 1995.

     The financial statements of the Company for the period ended December 31, 1993 included in this Annual Report on Form 10-K do not include the discontinued operations because these operations were not part of the CT Group during that period. The results of operations of the Company for the periods ended
December 31, 1995 and 1994 have been reclassified to reflect the discontinuation of these operations. Revenue of the discontinued operations for the year ended December 31, 1995 and 1994 were $21.9 million and $29.9 million, respectively.

Net assets of discontinued operations at December 31, 1995, have been segregated in the consolidated balance sheet. See Note 16 to the Consolidated Financial Statements.

Special Charge - Real Estate and Investments Write Downs

     In the third quarter of 1995, the Company decided to accelerate the pace of its disposal of non-core real estate assets by offering the majority of these assets in a bulk sale. As a result of this decision, the Company recorded a special charge of $15.4 million to adjust the carrying values of its real estate investments to estimated net realizable value based on offers received by the Company to dispose of certain real estate in a bulk transaction. The original value assigned to the real estate investments contemplated the disposition of the properties on an individual basis and no consideration had previously been given to a bulk sale. In the fourth quarter of 1995, the Company recorded an additional charge of $7.7 million to reflect the value realized upon a sale of certain real estate and the Company's preferred stock investment in early 1996. These assets were sold at prices and in a manner designed to facilitate their immediate disposal so that the Company could concentrate its resources on its core telecommunications construction business. See also Note 5 to the Consolidated Financial Statements.

Results of Operations

     The Company generates revenue primarily from telecommunication construction and related services and general construction services. Telecommunication construction and related services are provided to telephone companies, public utilities, CATV operators, other telecommunications providers and private businesses. General construction services generally consist of design-and-build projects which the Company undertakes with private businesses and state and local governmental authorities. See "Business."

     Costs of revenue includes subcontractor costs and expenses, materials not supplied by the customer, fuel, equipment rental, insurance, operations payroll and employee benefits.

     General and administrative expenses include management salaries, bonuses and benefits, rent, travel, telephone and utilities, professional fees and clerical and administrative overhead.

     The following table sets forth certain historical consolidated financial data as a percentage of revenue for the years ended December 31, 1995, 1994 and 1993.

                                                  Year ended December 31,
                                                 1995      1994(1)    1993(1)

Revenue                                         100.0 %     100.0  %  100.0 %
Costs of revenue (exclusive of depreciation and
  amortization shown separately)                 74.9 %      75.4 %    64.3 %
Gross margin                                     25.1 %      24.6 %    35.7 %
General and administrative expenses              10.9 %      11.7 %    22.1 %
Depreciation and amortization                     4.0 %       4.0 %     1.4 %
Interest expense                                  2.8 %       3.2 %     0.3 %
Interest and dividend income and other
  income, net                                     3.1 %       2.2 %     0.5 %
Special charge- real estate and investments
  write-downs                                    13.2 %       0.0 %     0.0 %
(Loss) income from
 continuing operations(1)                        (1.8)%       5.2 %     9.4 %

(1) Income from continuing operations as a percent of revenue has been adjusted to reflect a tax provision as though the Company had been subject to taxation as a C Corporation.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Revenue. Revenue increased by approximately $63.3 million or 57% from $111.3 million in 1994 to $174.6 million in 1995, primarily due to expansion into new contract areas and the full year's effect in 1995 of acquisitions in 1994, including the Acquisition. See Note 2 of the Consolidated Financial Statements. Revenue generated under the Company's master contracts was $113.6 million and $76.2 million or 65% and 68% for 1995 and 1994, respectively.

     Costs of revenue (exclusive of depreciation and amortization shown separately). Costs of revenue as a percentage of revenue decreased from 75.4% in 1994 to 74.9% in 1995, primarily due to improved margins resulting from improved operating efficiencies, improved productivity due to the use of more modern equipment, and the Company's renegotiation of an unprofitable master contract assumed as part of the Acquisition.

     General and administrative expenses. General and administrative expenses as a percentage of revenue declined from 11.7% in 1994 to 10.9% in 1995. General and administrative expenses increased by approximately $6.1 million from 1994 to 1995 due primarily to the impact of the Acquisition as the 1994 results exclude the results of operations (including general and administrative expenses) for Burnup & Sims from January 1 to March 11, 1994. Additionally, the Company expended approximately $1.6 million in 1995 related to pursuing and monitoring investment opportunities abroad.

     Depreciation and amortization. Depreciation and amortization as a percentage of revenue was 4.0% in both 1995 and 1994. Depreciation expense increased from $4.4 million in 1994 to $6.9 million in 1995 primarily due to a fleet replacement program related to the Burnup & Sims fleet acquired in the Acquisition and an increase in capital expenditures resulting from expansion into new contract areas.

     Interest expense. Interest expense increased from $3.6 million in 1994 to $5.0 million in 1995 primarily due to new borrowings used for equipment purchases, to fund the Devono Loan and to make investments in unconsolidated companies. See Note 2 to Consolidated Financial Statements.

     Interest and dividend income and other income, net. Interest and dividend income increased from $1.5 million in 1994 to $3.3 million in 1995 as a result of dividends earned on the preferred stock investment acquired in the Acquisition and the interest accrued on the Devono Loan. See "Business_Telecommunications Operations." Other income increased by $1.0 million from 1994 to 1995 as a result of a $1,350,000 favorable settlement of a lawsuit. See Note 14 to the Consolidated Financial Statements.

     Special Charge-Real Estate and Investments Write-Downs. See "_Special Charge_Real Estate and Investments Write Downs" for a discussion of the special charge for the write-down of certain real estate and other assets of the Company. See also Note 5 to the Consolidated Financial Statements.

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Revenue. Revenue increased by approximately $66.6 million or 149% from $44.7 million in 1993 to $111.3 million in 1994. Revenue in telecommunications and related construction services increased $71.6 million as a result of the Acquisition and other acquisitions in 1994 and increased $4.2 million due to additional volume in 1994 under master contracts in effect at December 31, 1993. These increases in revenue were offset by a decline of $9.2 million in revenue from the Company's general construction services segment due to the completion of a significant project in the latter part of 1993.

     Costs of revenue. Costs of revenue (exclusive of depreciation and amortization shown separately) increased as a percentage of revenue from 64.3% in 1993 to 75.4% in 1994, primarily due to less profitable operations acquired in connection with the Acquisition.

     General and administrative expenses. General and administrative expenses increased by approximately $3.2 million from 1993 to 1994 but decreased to 11.7% of revenue in 1994 compared to 22.1% of revenue in 1993. In the fourth quarter of 1993, in anticipation of the change in tax status resulting from the Acquisition, bonuses were paid to certain employee/shareholders of the CT Group, which significantly increased the general and administrative expenses of the Company for 1993. Additionally, non-recurring expenses associated with provisions for litigation and environmental expenditures were made in 1993. Excluding the bonuses and nonrecurring expenses, general and administrative expenses as a percentage of revenue would have been 11.3% in 1993.

     Depreciation and amortization. Depreciation and amortization expenses increased to $4.4 million in 1994, or 4.0% of revenue, from $609,000 or 1.4% of revenue in 1993. The increase is primarily a result of (i) amortization of certain costs associated with the acquisitions made in 1994 and (ii) an increase in depreciation due to the purchase of new equipment as part of a fleet replacement program for the CT Group fleet implemented in the latter part of 1993.

     Interest expense. Interest expense increased from $133,000 in 1993 to $3.6 million in 1994 due to (i) notes issued to pay for acquisitions made in 1994 other than the Acquisition, (ii) debt incurred to the CT Group shareholders in connection with the Acquisition and (iii) debt assumed from Burnup & Sims following the Acquisition.

     Interest and dividend income and other income, net. Interest and dividend income increased from $315,000 in 1993 to $1.5 million in 1994 due to dividend income earned on the preferred stock acquired in the Acquisition and interest earned in rates issued to stockholders prior to the Acquisition. Other income increased $1.1 million from a net expense of $81,000 in 1993 to $1.0 million of income in 1994, primarily due to gains recognized on the sale of machinery and equipment of $609,000 and the rental of certain equipment.

     The equity in earnings of unconsolidated companies decreased in 1994 by $940,000 from 1993. During 1993, the Company recorded income of approximately $1,187,000 related to its joint venture for the removal of debris related to Hurricane Andrew. The project undertaken by this joint venture was substantially completed in 1993.

     Upon consummation of the Acquisition, the CT Group's election to be treated as an S Corporation was terminated and accordingly, the Company recognized a net deferred tax asset of approximately $435,000 related to deductible temporary differences. This benefit was included in the provision for income taxes for 1994. The Company was not subject to taxation in 1993 and prior years as the result of its S corporation election under the Internal Revenue Code.

See Note 1 in the Consolidated Financial Statements as to the impact of the new accounting standards to be implemented during 1996. The effect of which the Company does not believe to be material.

Liquidity and Capital Resources

     The Company's primary sources of liquidity during 1995 were cash flows from operations, borrowings under credit facilities and proceeds from the sale of discontinued operations. Cash and cash equivalents decreased by $4.5 million from $5.6 million at December 31, 1994 to $1.1 million at December 31,1995 primarily due to capital expenditures related to the Company's growth, debt repayments, investments, and businesses acquired.

     Cash of $5.6 million was generated from operations in 1995 compared to $3.6 million in 1994. The increase in 1995's operating cash flows represents improved results in the Company's telecommunications and related construction services segment. Impacting cash generated from operations was an increase in receivables resulting from the growth in the Company's core business.

     As of December 31, 1995, working capital was approximately $44.6 million compared to working capital of approximately $22.3 million at December 31, 1994. Included in working capital at December 31, 1995, are the net assets of the discontinued operations, notes receivable, real estate and preferred stock held for sale. The Company anticipates disposal of these assets in 1996. Proceeds from the sale of these assets will be used to further the Company's growth strategy.

       As a result of expansion into new contract areas and a continuing a fleet replacement program, the Company increased capital expenditures for equipment in 1995 to $18.3 million, an increase of approximately $12.6 million from 1994. Additionally, the Company has invested $4.6 million in its corporate headquarters and other operating facilities, of which $2.8 million has been financed. The Company also invested $1.1 million in a teleport facility, all of which has been financed. See Note 2 to the Consolidated Financial Statements. The Company estimates investing approximately $14.0 million in 1996 to continue its fleet replacement program and to support anticipated growth.

     On July 14, 1995, the Company made the Devono Loan. To fund the Devono Loan, the Company used $5.0 million of working capital and borrowed $20.0 million under the Company's credit facility with Shawmut Capital Corporation (the "Shawmut Credit Facility"), $10.0 million of which was repaid with proceeds from the sale of Lectro. See Note 2 to the Consolidated Financial Statements.

     A portion of the net proceeds ($7.0 million) from the sale of the indoor theater assets of Floyd Theatres was used to prepay a portion of the Company's outstanding Debentures on April 17, 1995. In addition, on November 15, 1995, the Company made a scheduled sinking fund payment of $2.6 million under the Debentures.

     In October 1995, the Company acquired a 33% interest in Supercanal, S.A., an Argentine cable television company in Mendoza, Argentina, as well as interests in a newspaper, magazine and radio station. The purchase price was $13.6 million, $6.6 million of which was paid at closing and $7.0 million of which is payable over 24 months at 8% interest. The Company financed the $6.6 million at closing by drawing upon its existing Shawmut Credit Facility. In March 1996, the Company acquired an additional 3% of Supercanal, S.A. in exchange for $2.0 million and its interest in the radio station and newspaper. The $2.0 million for the 3% interest is payable over nine months at 12% interest.

     The Company has entered into an agreement to acquire 28.6% of a Mexican pay telephone company for $6.0 million, with an option to acquire an additional 21.4%. At December 31, 1995, the Company had invested $670,000 representing a 4.3% interest. See Note 2 to the Consolidated Financial Statements.

     In February 1996, the Company purchased for $6,750,000 the outstanding stock of Carolina Com-Tec, Inc., a company engaged in installing and maintaining voice, data and video networks. The stockholders of Carolina Com-Tec, Inc. received $1.0 million at closing, a $2.0 million note due June 1, 1996, and a $1.5 million 8% note payable in quarterly installments over four years. The balance of the purchase price is payable over the next four years based on future pre-tax earnings of Carolina Com-Tec, Inc.

     In March 1996, the Company sold its investment in preferred stock and was repaid certain receivables due the Company from the buyer for a total consideration of $6.3 million, the proceeds of which have been invested in short-term investments.

     As the Company pursues its growth strategy, it continues to evaluate domestic and international acquisitions that would augment its current telecommunications and related construction services business by providing a broader geographical reach and more diversified customer base. The Company anticipates that these acquisitions, as well as operating cash requirements, capital expenditures and debt service, will be funded from cash flow generated by operations, sale of non-core assets, and external sources of financing.

     See Note 6 of the Consolidated Financial Statements for a description of the Company's principal credit facilities, including the Shawmut Credit Facility. The Shawmut Credit Facility requires the Company to achieve certain cash flow benchmarks and to maintain a minimum net worth and other financial ratios, all of which were met as of December 31, 1995.

Impact of Inflation

     The primary inflationary factor affecting the Company's operations is increased labor costs. The Company's revenue is principally derived from services performed under master contracts, which typically include provisions to increase contract prices on an annual basis based on increases in the Construction Price Index. Accordingly, the Company believes that increases in labor costs will not have a significant impact on its results of operations.


Environmental matters

     The Company is in the process of removing, restoring and upgrading underground fuel storage tanks. As explained more fully in the notes to the Consolidated Financial Statements, the Company does not expect the costs of completing this process to be material.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See index to Consolidated Financial Statements.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 11, 1994, the date of the Acquisition, the Board of Directors of the Company dismissed Deloitte & Touche LLP as the Company's independent auditors and retained Price Waterhouse L.L.P. as the Company's independent auditors. The dismissal was previously reported on a Form 8-K filed on March 18, 1994.

     On May 8, 1995, the Board of Directors dismissed Price Waterhouse L.L.P. as the Company's independent auditors and retained Coopers & Lybrand L.L.P. as the Company's independent auditors. These events were previously reported on Forms 8-
K filed on May 8, 1995 and June 27, 1995.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors and nominees for director of the Company set forth under the caption "Election of Directors" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference into this Annual Report on Form 10-K. Information concerning the executive officers of the Company is included in Part I under the caption "Executive Officers of the Company" in reliance upon General Instruction G to Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation set forth under the caption "Executive Compensation" of the Company's Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information concerning security ownership set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Company's Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
                                                                   Page Number
     Report of Independent Accountants                                  24

(a)(i) Consolidated Financial Statements

     Statements of Income
       for the three years ended December 31, 1995                      25

     Balance Sheets at December 31, 1995 and 1994                       27

     Statements of Stockholders' Equity
       for the three years ended December 31, 1995                      29

     Statements of Cash Flows for the three
       years ended December 31,1995                                     30

     Notes to Consolidated Financial Statements                         35

(b) Report on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.

(c) Index to Exhibits                                                   57

Report of Independent Accountants

To the Board of Directors and
Stockholders of MasTec, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries (formerly the Church & Tower Group) as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

Miami, Florida
March 22, 1996

Part II - Financial Information
Item 8.  Financial Statements
                                  MasTec, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                   for the three years ended December 31, 1995
                     (In Thousands Except Per Share Amounts)

                                              1995         1994       1993

Revenue                                     $ 174,583     $ 111,294   $ 44,683
Costs of revenue (exclusive of depreciation
 and amortization shown separately below)     130,762        83,952     28,729
                                            ----------    ----------  ---------
     Gross profit                              43,821        27,342     15,954

General and administrative expenses            19,081        13,022      9,871
Depreciation and amortization                   6,913         4,439        609
                                            ----------    ----------  ---------
  Operating income                             17,827         9,881      5,474
Interest expense
     Borrowings                                 4,819         3,364        133
     Notes to stockholders                        135           223          0
Interest and dividend income                   (3,060)       (1,165)      (315)
Interest on notes from stockholders              (289)         (304)         0
Special charge-real estate and
 investments write-downs                       23,086             0          0
Other (income) expense, net                    (2,028)       (1,009)        81
                                            ----------    ----------  ---------
(Loss) income from continuing operations
 before equity in (losses) earnings of
 unconsolidated companies, income
 taxes and minority interest                   (4,836)        8,772      5,575
(Losses) equity in earnings of
  unconsolidated companies                       (300)          247      1,187
(Benefit) provision for income taxes           (1,835)        2,325          0
Minority interest                                 161             0        (10)
                                            ----------    ----------  ---------
(Loss) income from continuing operations       (3,140)        6,694      6,752
Discontinued operations (Note 16):
Income from discontinued operations
(net of applicable income taxes)                   38           825          0
Net gain on disposal of discontinued
 operations net of a provision of $6,405 to
 write down related assets to realizable
 values and including operating losses
 during phase-out period (net of
 applicable income taxes)                       2,493             0          0
                                            ----------    ----------  ---------
Net (loss) income                           $    (609)    $   7,519   $  6,752
                                            ==========    ==========  =========
Unaudited pro forma data:
Income before income taxes                          0        10,396      6,752
Provision for income taxes (1)                      0         3,763      2,539
                                            ----------    ----------  ---------
Pro forma net (loss) income (1)             $    (609)    $   6,633   $  4,213
                                            ==========    ==========  =========

                                  MasTec, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                   for the three years ended December 31, 1995
                     (In Thousands Except Per Share Amounts)

                                                  1995        1994       1993

Pro forma net (loss) income (1)             $    (609)    $   6,633   $  4,213
                                            ==========    ==========  =========

Weighted Average shares outstanding            16,046        16,077     10,250

(Loss) earnings per share (1):
Continuing operations                       $   (0.20)    $    0.36   $   0.41
Discontinued operations                          0.16          0.05       0.00
                                            ----------    ----------  ---------
                                            $    (.04)    $    0.41   $   0.41
                                            ==========    ==========  =========


 (1) Net income and earnings per share amounts for 1994 and 1993 have been adjusted to include a provision for income taxes as though the Company had been subject to taxation for the entire year. See Note 17 for quarterly financial data and reported earnings per share.































The accompanying notes are an integral part of these consolidated financial statements.

                                  MasTec, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                        As of December 31, 1995 and 1994


                                           1995          1994
ASSETS
  Current assets:
  Cash and cash equivalents               $  1,076    $   5,612
  Accounts receivable-net and
   unbilled revenue                         49,057       33,122
  Notes receivable                          25,892          715
  Inventories                                2,819        4,111
  Deferred and refundable income taxes       1,116        1,368
  Theater assets held for sale                   0        7,414
  Net assets of discontinued operations      6,400            0
  Investment in preferred stock              5,100            0
  Real estate held for sale                 12,292            0
  Other current assets                       1,448          700
                                         ----------   ----------
          Total current assets             105,200       53,042
                                         ----------   ----------

Property and equipment -at cost             55,806       46,204
Accumulated depreciation                   (11,235)      (6,102)
                                         ----------   ----------
          Property-net                      44,571       40,102
                                         ----------   ----------
Investments in unconsolidated
 companies                                  14,847          284
Investment in preferred stock                    0        9,000
Notes receivable from stockholders           1,770        3,570
Real estate investments                          0       34,604
Other assets                                 3,775        1,850
                                         ----------   ----------

          TOTAL ASSETS                   $ 170,163    $ 142,452
                                         ==========   ==========
















The accompanying notes are an integral part of these consolidated financial statements.

                                  MasTec, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                        as of December 31, 1995 and 1994

                                             1995         1994
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current maturities of debt              $ 27,863    $   8,229
  Current portion of notes
   payable to stockholders                       0        1,000
  Accounts payable                          19,026        8,512
  Accrued insurance                          3,016        4,227
  Accrued compensation                       1,804        2,193
  Accrued interest                             601          631
  Accrued income taxes                       1,627            0
  Other current liabilities                  6,696        5,966
                                         ----------   ----------
          Total current liabilities         60,633       30,758
                                         ----------   ----------

Deferred income taxes                        5,238       16,286
Accrued insurance                            7,439        6,893
Other liabilities                            2,123        1,685
                                         ----------   ----------
          Total other liabilities           14,800       24,864
                                         ----------   ----------

Long-term debt                              34,601       15,206
Notes payable to stockholders                    0        1,500
Convertible subordinated debentures          9,625       19,250
                                         ----------   ----------
          Total long-term debt              44,226       35,956
                                         ----------   ----------
Commitments and contingencies
Stockholders' equity:
 Common stock                                2,643        2,643
 Capital surplus                           134,186      134,094
 Retained earnings                           5,663        6,272
 Accumulated translation adjustments             1            0
 Treasury stock                            (91,989)     (92,135)
                                         ----------   ----------
          Total stockholders' equity        50,504       50,874
                                         ----------   ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $ 170,163    $ 142,452
                                         ==========   ==========








The accompanying notes are an integral part of these consolidated financial statements.

                                    MASTEC, INC .
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   for the three years ended December 31, 1995
                                 (In Thousands)
                                 Common Stock                              Accumulated
                               Issued               Capital     Retained   Translation  Treasury
                               Shares    Amount     Surplus     Earnings   Adjustment   Stock          Total
Balance December 31, 1992      10,250    $ 1,025    $           $  14,666  $            $            $ 15,691
Net income                                                          6,752                               6,752
Distributions to stockholders                                     (11,500)                            (11,500)
--------------------------------------------------------------------------------------------------------------
Balance December 31, 1993      10,250      1,025                    9,918                              10,943
Net income                                                          7,519                               7,519
Retained earnings of CT Group
 transferred to capital surplus                        11,165     (11,165)                                  0
Equity acquired in reverse
 acquisition                   16,185      1,618      122,969                            (92,232)      32,355
Stock issuance costs for
 reverse acquisition                                      (18)                                            (18)
Stock issued to employees
 from treasury stock                                      (22)                                96           74
Stock issued for debentures
 from treasury shares                                                                          1            1
--------------------------------------------------------------------------------------------------------------
Balance December 31, 1994      26,435      2,643      134,094       6,272                (92,135)      50,874
Net loss                                                             (609)                               (609)
Stock issued to 401(k)
 Retirement Savings Plan from
 treasury shares                                           92                                146          238
Accumulated translation adjustment                                                  1                       1
--------------------------------------------------------------------------------------------------------------
Balance December 31, 1995      26,435    $ 2,643    $ 134,186   $   5,663   $       1   $(91,989)    $ 50,504
==============================================================================================================



















The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the three years ended December 31, 1995
                                 (In Thousands)

                                                1995          1994       1993
                                            ----------    ----------  ---------
Cash flows from operating activities:
Net (loss) income                           $    (609)    $   7,519   $  6,752
Adjustments to reconcile net income to
 net cash  provided by operating activities:
 Depreciation and amortization                  6,913         5,474        609
 Minority interest                               (161)            0         10
 Equity in losses (earnings) of
  unconsolidated companies                        300          (247)    (1,187)
 Special charge-real estate and
  investments write downs                      23,086             0          0
 Gain on sale of discontinued operations       (2,667)            0          0
 (Gain) loss on sale of assets                   (156)         (609)       283
 Stock issued to employees from treasury stock      0            74          0
 Changes in assets and liabilities net of
  effects of acquisitions and divestitures:
  Accounts receivable-net and unbilled
     revenue                                  (20,322)       (8,249)     2,577
  Inventories and other current assets         (1,626)         (128)       111
  Other assets                                 (2,545)          511       (538)
  Accounts payable and accrued expenses        10,929           139       (968)
  Accrued and refundable income taxes           1,754         1,133          0
  Other current liabilities                    (1,194)       (2,900)       762
  Net assets of discontinued operations           963             0          0
  Deferred income taxes                       (10,092)          884          0
  Other liabilities                             1,023            (9)         0
                                            ----------    ----------  ---------
Net cash provided by operating activities       5,596         3,592      8,411
                                            ----------    ----------  ---------
Cash flows used in investing activities:
  Capital expenditures                        (14,668)       (4,272)    (2,036)
  Investment in notes receivable              (25,000)            0          0
  Investments in unconsolidated companies      (7,408)            0       (660)
  Notes to stockholders                             0        (3,570)         0
  Repayment of notes to stockholders            1,800             0          0
  Cash acquired in acquisitions                   148         6,585          0
  Cash paid in acquisitions                    (1,750)       (1,850)         0
  Proceeds from sale of assets                  2,934           664          0
  Repayment of notes receivable                   443             0          0
  Distributions from unconsolidated companies     245           277      1,484
  Net proceeds from sale of
      discontinued operations                  21,293             0          0
                                            ----------    ----------  ---------
Net cash used in investing activities         (21,963)       (2,166)    (1,212)
                                            ----------    ----------  ---------

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the three years ended December 31, 1995
                                 (In Thousands)

                                                1995          1994       1993
                                            ----------    ----------  ---------
Cash flows from financing activities:
  Proceeds from Term Loan                      12,000         1,000          0
  Proceeds from Equipment Loan                 12,500             0          0
  Proceeds from Revolver                       21,625             0          0
  Financing costs                                (516)            0          0
  Proceeds from note payable                    5,450             0        989
  Debt repayments                             (26,966)       (5,244)      (948)
  Debt repayments - Revolver                  (10,000)            0          0
  Repayments of notes from stockholders        (2,500)         (500)         0
  Distributions to shareholders                     0             0     (8,500)
  Net proceeds from common stock issued
    from treasury                                 238             0          0
                                            ----------    ----------  ---------
Net cash provided by (used in)
    financing activities                       11,831        (4,744)    (8,459)
                                            ----------    ----------  ---------
Net decrease in cash and cash equivalents      (4,536)       (3,318)    (1,260)

Cash and cash equivalents -
 beginning of period                            5,612         8,930     10,190
                                            ----------    ----------  ---------
Cash and cash equivalents -
 end of period                              $   1,076     $   5,612   $  8,930
                                            ==========    ==========  =========
Cash paid during the period:
     Interest                               $   4,984     $   3,984   $    134
     Income taxes                           $   7,527     $   1,695   $      0






















The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the three years ended December 31, 1995
                                 (In Thousands)

Supplemental disclosure of non-cash investing and financing activities:

                                                 1995
                                            ----------
Acquisition of ULM:
Fair value of assets acquired:
 Accounts receivable                        $     167
 Other current assets                              67
 Property                                       2,688
 Other assets                                      50
                                            ----------
 Total non-cash assets                          2,972
                                            ----------
 Liabilities                                       71
 Long-term debt                                    93
                                            ----------
Total liabilities assumed                         164
                                            ----------
Net non-cash assets acquired                    2,808
Cash acquired                                     148
                                            ----------
Purchase price                              $   2,956
                                            ----------
Note payable issued to ULM stockholder      $     800
Cash paid for acquisition                       1,750
Contingent consideration                          406
                                            ----------
Purchase price                              $   2,956
                                            ==========
Sale of Lectro:
Assets sold:
 Accounts receivable                        $   2,158
 Inventories                                    1,770
 Other current assets                              22
 Property                                       1,832
 Other assets                                       4
                                            ----------
 Total non-cash assets                          5,786
                                            ----------
 Liabilities                                    1,878
 Long-term debt                                   343
                                            ----------
 Total liabilities                              2,221
                                            ----------
 Net non-cash assets sold                   $   3,565
                                            ==========
 Sale Price                                 $  12,350
 Transaction costs                               (521)
 Note receivable                                 (450)
                                            ----------
 Net cash proceeds                          $  11,379
                                            ==========

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the three years ended December 31, 1995
                                 (In Thousands)
                                                              1994
                                                          ----------
Acquisition of Burnup & Sims:
Fair value of net assets acquired:
  Accounts receivable, net of allowances of $1,482        $  18,274
  Inventories and other current assets                        7,524
  Investments                                                 9,000
  Property                                                   40,685
  Real estate investments and other assets                   32,645
                                                          ----------
  Total non-cash assets                                   $ 108,128
                                                          ----------
  Liabilities                                             $  49,559
  Long-term debt                                             31,776
                                                          ----------
  Total liabilities assumed                               $  81,335
                                                          ----------
Net non-cash assets acquired                                 26,793
Cash acquired                                                 6,362
                                                          ----------
Net value of assets acquired                              $  33,155
                                                          ==========
Purchase price                                            $  33,155
                                                          ==========
Acquisition of DTI:
  Fair value of net assets acquired:
  Accounts receivable                                     $   2,878
  Inventories and other current assets                          389
  Property                                                    1,270
  Real estate investments and other assets                      550
                                                          ----------
  Total non-cash assets                                   $   5,087
                                                          ----------
  Liabilities                                                 1,988
  Long-term debt                                                471
                                                          ----------
  Total liabilities assumed                               $   2,459
                                                          ----------
Net non-cash assets acquired                                  2,628
Cash acquired                                                   223
                                                          ----------
Purchase price                                            $   2,851
                                                          ----------
Note payable issued to DTI's stockholders                 $   1,851
Cash paid for acquisition                                     1,000
                                                          ----------
Purchase Price                                            $   2,851
                                                          ==========

                                  MasTec, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                   for the three years ended December 31, 1995

                                                1995          1994
                                            ----------    ----------
Acquisition of assets of Buchanan:
  Fair value of net assets acquired:
  Equipment                                               $   3,828
  Liabilities assumed                                         2,978
                                                          ----------
  Cash paid for acquisition                               $     850
                                                          ==========

Property acquired through financing
  arrangements                              $   9,452     $   2,989
                                            ==========    ==========

Property acquired through capital leases    $       0     $   1,764
                                            ==========    ==========

In 1995, the Company's purchase of Supercanal was financed in part by the seller for $ 7 million.

During 1995, MasTec issued $146,000 of common stock from treasury for purchases made by the MasTec, Inc. 401(k) Retirement Savings Plan. Capital surplus was increased by $92,000.

During 1994, MasTec sold equipment in exchange for a note receivable for $631,000.

During 1994, MasTec issued $96,000 of common stock from treasury to its employees. Capital surplus was reduced by $ 22,000.

During 1993, the CT Group declared distributions to stockholders of $11,500,000. Of the amounts declared, $8,500,000 was paid in cash in 1993, $500,000 in 1994 and $2,500,000 was paid in 1995.


















The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of business

The Company's principal business consists of the installation and maintenance of aerial, underground and buried copper and fiber optic cable, underground conduit, manhole systems and related construction for local telephone companies, including Regional Bell Operating Companies such as BellSouth Telecommunications, Inc., U.S. West, Inc. and SBC Communications, Inc. (d/b/a Southwestern Bell), and non-Bell local telephone companies such as Sprint Corp. and GTE Corp. (collectively, "telcos"). The Company also provides construction services to non-telco public utilities that are similar to the telecommunications construction services it provides to telcos. The Company also provides telecommunications construction services to long-distance telephone companies, competitive access providers, and cable television operators primarily in the United States and to local and long-distance telephone companies and CATV operators in Latin America.

The Company also provides services that are complimentary to the Company's construction business, such as the installation and maintenance of traffic control and signalization devices, the clearance of utility company rights of way, the installation and maintenance of "smart highway" signalization devices and the construction of transmission towers for personal communication services providers. These services are rendered to municipalities, public utilities, private businesses and government agencies such as state departments of transportation. The Company also designs, installs and maintains local area communications networks for private businesses.

In addition, the Company also provides general construction and project management services to municipalities and state and local governments.

Management's estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

The Consolidated Financial Statements include MasTec, Inc. and its subsidiaries (the "Company" or "MasTec"). All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation. The 1994 income statement has been reclassified to reflect the discontinuation of certain non-core operations acquired as part of the Acquisition (as defined below). (See Note 16.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

The Combined Financial Statements for the years ended December 31, 1993 include the accounts of Church & Tower of Florida, Inc. ("CTF") and Church & Tower, Inc. and its majority owned joint venture ("CT"), collectively referred to as the "CT Group". All material intercompany accounts and transactions have been eliminated.

On March 11, 1994, the CT Group acquired Burnup & Sims Inc. ("Burnup & Sims") in a purchase transaction accounted for as a reverse acquisition (the "Acquisition"). (See Note 2.)

Revenue recognition

Revenue and related costs for short-term construction projects, which includes master contracts, are recognized when the projects are completed.

Revenue from long-term construction contracts are accounted for by the percentage-of-completion method under which income is recognized based on the estimated stage of completion of individual contracts. Losses, if any, on such contracts are provided for when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets.

The Company also provides management, coordination, consulting and administration services for construction projects. Compensation for such services is recognized ratably over the term of the service agreement.

Earnings per share

Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares during the period. Outstanding stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. In computing the 1995 loss per share, stock options are not considered because they have an anti-dilutive effect.

Fully diluted earnings per share, assuming conversion of the Debentures with corresponding adjustments for interest expense, net of tax, is not presented because the effect of conversion is anti-dilutive . Earnings per share for the year ended December 31, 1993 was computed using the number of shares outstanding after giving retroactive effect to the 10,250,000 shares received by the former shareholders of the CT Group.

Cash and cash equivalents

The Company considers all short-term investments with maturities of three or less when purchased to be cash equivalents. At December 31, 1995 and 1994, cash and cash equivalents included time deposits of $470,000 and $1.4 million, respectively.

The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

Inventories

Inventories (consisting principally of material and supplies) are carried at the lower of first-in, first-out cost or market.

Property and equipment, net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets as follows: buildings and improvements -- 5 to 20 years and machinery and equipment -- 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Investments

The Company's investment in preferred stock, consisting of 150,000 shares of 7% cumulative preferred stock with a liquidation value of $15,000,000, and in real estate located primarily in Florida, acquired in connection with the Acquisition, are stated at their estimated fair value. (See Note 5 regarding special charge to adjust the value of the Company's real estate and investments held for sale.) Investments in unconsolidated companies are accounted for following the equity method of accounting.

Accrued insurance

The Company is self-insured for certain health care, property and casualty and worker's compensation exposure and, accordingly accrues the estimated losses not otherwise covered by insurance.

Income taxes

Prior to March 11, 1994, the CT Group was taxed under the Subchapter S provisions of the Internal Revenue Code (IRC), which provide that taxable income be included in the federal income tax returns of the individual stockholders. Accordingly, no provision for income taxes has been recorded in the combined statements of income for the year ended December 31, 1993.

As a result of the Acquisition, the Company became a taxable corporation and effective for the year ended December 31, 1994, records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

Environmental expenditures

Environmental expenditures that result from the remediation of an existing condition caused by past operations are expensed. Liabilities are recognized when cleanup requirements are probable and the cost can be reasonably estimated.

Changes in accounting standards

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", is effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This pronouncement is not expected to have a material impact on the financial statements of the Company.

SFAS No. 123, "Accounting for Stock-Based Compensation" is effective for transactions entered into in fiscal years that begin after December 15, 1995. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

2.   ACQUISITIONS AND INVESTING ACTIVITIES

Burnup & Sims

The CT Group was acquired, through an exchange of stock, effective March 11, 1994, by Burnup & Sims, a publicly traded company with business activities similar to the CT Group. As a result of the Acquisition, the stockholders of the CT Group received approximately 65% of the shares of Burnup & Sims in exchange for 100% of the shares of the CT Group. Immediately following the Acquisition, the name of Burnup & Sims was changed to MasTec, Inc. and its fiscal year end was changed to December 31.

Under generally accepted accounting principles, the Acquisition was accounted for as a reverse acquisition whereby the CT Group was considered the acquirer and, therefore, the 1993 financial statements presented are those of the CT Group only. In addition, the results for the year ended December 31, 1994 include the operations of the CT Group during all of 1994 and the operations of Burnup & Sims from March 11, 1994 to December 31, 1994.

The purchase price "paid" by the CT Group for Burnup consisted of the market value of Burnup & Sims Common Stock not acquired by CT Group shareholders in the merger, which equaled $32,355,000 (5,777,592 shares outstanding at an average market price of $5.60 per share) and $800,000 of acquisition costs incurred by the CT Group, resulting in a total purchase price of $33,155,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

DTI

On June 22, 1994, the Company acquired all of the outstanding shares of stock of Designed Traffic Installation Company ("DTI"), for $1,000,000 in cash and a promissory note in the amount of $1,851,000 in a transaction accounted for as a purchase. The Company may also pay an additional amount contingent upon certain specific percentages of net pretax earnings earned by DTI over the next four years. An estimate of such contingent consideration based on earnings has been recorded in the accompanying financial statements.

Buchanan

On July 26, 1994, the Company purchased from Buchanan Contracting Company machinery and equipment and the seller's rights under two master contracts with BellSouth Telecommunications, Inc. covering the Montgomery, Alabama and Memphis, Tennessee areas, the name "Buchanan Contracting Company Incorporated" and certain leases for $850,000 in cash, a promissory note of $1,061,000 and an assumption of debt related to the equipment purchased of $1,917,000. The acquisition was accounted for as a purchase.

Devono Loan

On July 14, 1995 the Company made a $25.0 million term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"), at an annual interest rate of 15% for a term of 180 days (the "Devono Loan"). Devono may extend the term of the Devono Loan at an annual interest rate of 17.5% for two additional ninety day periods, the first of which 90-day extensions has been exercised. The Devono Loan is non-recourse to Devono, and, in the event of a default, the Company's sole recourse will be to its security interest in 40% of the outstanding and issued shares of the common stock of an Ecuadorian company that owns a 52.6% interest in Consorcio Ecuatoriano de Telecomunicaciones, S.A., a company operating a cellular phone network in the Republic of Ecuador. Pursuant to the loan agreement, the Company may elect to be repaid by Devono transferring the pledge shares of Cempresa to the Company.

ULM

On July 17, 1995, the Company purchased for $2.96 million the outstanding stock of Utility Line Maintenance, Inc. ("ULM"), a company engaged in the utility right of way clearance business. The stockholder of ULM received $1.75 million at closing, a 48 month 8% note for $800,000 with the balance of the purchase price to be paid over the next four years based on future pre-tax earnings of ULM.

Triduct/Sealand

On October 10, 1995, the Company purchased from Sealand Construction and Engineering Systems, Inc. and Triduct Corporation (collectively referred to as "Sealand") certain machinery and equipment and the seller's rights under two master contracts with BellSouth Telecommunications, Inc. covering the Huntsville and Decatur, Alabama area for approximately $2.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

Supercanal

On October 19, 1995, the Company acquired a 33% interest in Supercanal, S.A., a CATV operator in Argentina, as well as interests in a magazine, a newspaper and a radio station. The total purchase price was $13.6 million, $6.6 million of which was paid at closing and $7.0 million of which is payable over 24 months at 8% interest. In March 1996, the Company acquired an additional 3% of Supercanal, S.A. in exchange for $2.0 million and the Company's interest in the radio station and newspaper.

Teleport

Also in November 1995, the Company, purchased an FCC-licensed international long distance teleport facility for the reception and retransmission of voice, data and video from Latin America and the Caribbean to the United States. The purchase price for the teleport facility, which is located on four acres in Miami, Florida, was approximately $750,000. As of December 31, 1995, the Company had invested approximately $600,000 in telecommunications and other equipment in the facility.

TPP

In November 1995, the Company agreed to purchase 28.6% of Telecomunicaciones Publicas y Privadas, S.A. de C.V. ("TPP"), a Mexican public pay telephone company, for $6.0 million, with an option to purchase an additional 21.4%. At December 31, 1995, the Company had invested $670,000 representing a 4.3% interest.

The costs of certain acquisitions described above were allocated to the estimated fair value of acquire assets and liabilities assumed based on independently and internally generated information obtained to date. The most significant adjustment to the balance sheet resulting from the acquisitions are disclosed in the supplemental schedule of non-cash investing and financing activities in the consolidated statement of cash flows.

In February 1996, the Company purchased for $6,750,000 the outstanding stock of Carolina Com-Tec, Inc., a company engaged in installing and maintaining voice, data and video networks. The stockholders of Carolina Com-Tec, Inc. received $1.0 million at closing, a $2.0 million note due June 1, 1996, and a $1.5 million 8% note payable in quarterly installments over four years. The balance of the purchase price is payable over the next four years based on future pre-tax earnings of Carolina Com-Tec, Inc.

The following information presents the unaudited pro forma consolidated results of operations for the year ended December 31, 1994 of MasTec as if the Burnup & Sims and DTI acquisitions had occurred at the beginning of 1994, after giving effect to certain adjustments, including depreciation of assets acquired, reduced interest income as a result of the redemption of subordinated debentures and other receivables of Burnup & Sims, and the related income tax effect of the adjustments, including the conversion to a taxable corporation. The unaudited pro forma results presented below reflects reclassification of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

                    (In Thousands Except Per Share Amounts)

                                                    1994

Revenue                                         $  130,660
Income from continuing operations               $    3,561
Net income                                      $    4,079

Earnings per share from  continuing operations  $     0.22
Earnings per share                              $     0.25

These results are presented for informational purposes only and are not necessarily indicative of the results of operations or financial position of MasTec had the Burnup & Sims and DTI acquisitions occurred at the beginning of 1994 or of future results of the combined companies.

3.   ACCOUNTS RECEIVABLE-NET

Accounts receivable are net of an allowance for doubtful accounts of $1,146,000, $1,404,000, and $250,000 at December 31, 1995, 1994 and 1993
respectively. The Company had no allowance at December 31, 1992. The Company recorded a provision for doubtful accounts of $425,000, $268,000 and $250,000 during 1995, 1994 and 1993, respectively. In addition, the Company recorded write-offs of $683,000, $596,000 and $0 during 1995, 1994 and 1993, respectively.

Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $2,561,000 and $1,491,000 at December 31, 1995 and 1994,
respectively.

4.   PROPERTY AND EQUIPMENT:

Property and equipment was comprised of the following as of December 31, 1995 and 1994 (in thousands):
                                     1995       1994

Land                             $ 5,645     $10,878
Buildings and improvements         5,362       3,879
Machinery and equipment           43,605      30,354
Office furniture and equipment     1,194       1,093
                                 --------    --------
                                  55,806      46,204
Less-accumulated depreciation    (11,235)     (6,102)
                                 --------    --------
                                 $44,571     $40,102
                                 ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

5.   REAL ESTATE AND INVESTMENTS WRITE-DOWNS

In the third quarter of 1995, the Company decided to accelerate the pace of its disposal of non-core real estate assets by selling the majority of these assets in a bulk sale. Primarily as a result of the Company's decision, the Company recorded a special charge of $15.4 million to adjust the carrying values of its real estate investments to estimated net realizable value based on offers received by the Company to dispose of certain real estate in a bulk transaction. The original value assigned to the real estate investments contemplated the disposition of the properties on an individual basis and no consideration had previously been given to a bulk sale. In February 1996, the Company sold 342 acres of real estate resulting in an additional charge of $3.2 million was recorded in the fourth quarter of 1995 to reduce the carrying value of such real estate to the value realized.

In March 1996, the Company sold its investment in preferred stock and was repaid certain receivables due the Company from the buyer for a total consideration of $6.3 million, the proceeds of which have been invested in short-term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

6.   DEBT:

Debt is summarized as follows as of December 31, 1995 and 1994 (in thousands):

                                                   1995          1994
Revolver, at LIBOR plus 2.00%
 (7.25% at December 31, 1995)                 $    10,982    $         0
Term Loan, at LIBOR plus 2.25%
 (7.88% at December 31, 1995)                      10,126              0
Term Loan, at 7.7% fixed                              636          1,144
Equipment Loan, at LIBOR, plus 2.25%
 (7.88% at December 31, 1995)                      12,500              0
Other note payables for equipment, at 7.42%
 due in monthly installments through the
 year 2000                                          5,352              0
Note payable for equipment, at interest
 rates from 6.0% to 9.5% due in installment
 through the year 2000                              9,330          3,899
Note payable, at 7% due in four semi-annual
 installments through July 1996                       958          1,851
Note payable, at 7% due in eight quarterly
 installments through July 1, 1996                    265            796
Note payable, at 8% due in 48 monthly
 installments through June 1999                       701              0
Note payable, at 8% due in 24 monthly
 installments through October 1997                  6,458              0
Real estate mortgage note, at 8.53%, monthly
 installments of $12.5 commencing February 1996,
 with  a final installment of $2,200 in the
 year 2001                                          2,070              0
Real estate mortgage note, at 9.5% quarterly
 due November 1996                                    461              0
12% Convertible Subordinated Debentures            12,250         21,875
Term Loan, at prime rate plus 0.5%
 (9% at December 31, 1994)                              0          8,294
Term Loan, at Prime rate plus 0.5%
 (9% at December 31, 1994)                              0          1,000
Notes payable to stockholders, at prime rate
  plus 2% (10.5% at December 31, 1994)                  0          2,500
Capital leases, at interest rates from 6% to
 12% due in installments through the year 2000          0          3,826
                                              ------------   ------------
Total Debt                                         72,089         45,185
Less Current Maturities                           (27,863)        (9,229)
                                              ------------   ------------
Long Term Debt                                $    44,226    $    35,956
                                              =============  ============


Not included in the preceding table at December 31, 1995 is approximately $2.2 million in capital leases related to discontinued operations (see Note
16).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

The 12% Convertible Subordinated Debentures (the "Debentures") require an annual payment to a sinking fund, which commenced November 15, 1990, calculated to retire 75% of the issue prior to maturity. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at an adjusted conversion price of $16.79 per share. At December 31, 1995, approximately 730,000 shares were reserved for conversion. The terms of the Debentures include certain restrictions on the payment of dividends. On April 17, 1995, the Company prepaid $7.0 million of the Debentures.

The Company maintains a $40.0 million credit facility with Shawmut Capital Corporation n/k/a Fleet Capital Corporation (the "Shawmut Credit Facility"). The Shawmut Credit Facility is comprised of three sub-facilities: a $12.0 million term loan (the "Term Loan") collateralized by certain equipment, a $15.5 million revolving loan (the "Revolver") collateralized by receivables and inventory and a $12.5 million equipment revolver term loan (the "Equipment Loan") collateralized by new or used equipment purchased under the Equipment Loan facility. The Company used a portion of the proceeds of the Term Loan to repay $10.4 million in term loans outstanding at December 31, 1994. The remaining portion of the Term Loan was used primarily to finance new equipment purchases and costs associated with obtaining the Shawmut Credit Facility.

Interest on the Term Loan and Equipment Loan accrue, at the Company's option, at the rate of prime or 2.25% over LIBOR. Interest on the Revolver accrues, at the Company's option, at the rate of prime or 2.00% over LIBOR.

The Shawmut Credit Facility required the Company to pay a commitment fee of $162,500 and an unused line fee at an annual rate of one quarter of one percent of the amount of the unused facility. The Term Loan is payable in quarterly installments based upon a ten year amortization. The Equipment
Loan is payable in quarterly installments based on a four year amortization commencing January 1996. The Shawmut Credit Facility expires in January 2000.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants such as minimum levels of cash flow and tangible net worth.

The Company has letters of credit outstanding totaling $3.8 million. These letters of credit were issued primarily as security to the Company's insurance administrators as part of its self-insurance program.

At December 31, 1995 debt matures as follows:

1996                   $ 27,863
1997                     14,416
1998                     10,831
1999                      9,691
2000                      3,264
after 2000                6,024
                       --------
Total                  $ 72,089
                       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

7.   LEASED PROPERTIES

The Company leases certain operating equipment, offices and equipment yard facilities under cancelable and noncancelable agreements.

Future minimum lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year at December 31, 1995 are as follows (in thousands):

                             Operating
                               Leases

1996                          $    577
1997                               373
1998                               104
                              ---------
Total minimum lease payments  $  1,054
                              =========

Lease agreements frequently include renewal options and require that the Company pay for utilities, taxes, insurance and maintenance expense. Options to purchase are also included in some lease agreements, particularly capital leases.

See note 6 regarding capital leases of discontinued operations.

8.   STOCK OPTION PLANS

The Company had two non-qualified stock option plans (the "1976 and 1978 Plans") which were replaced by the 1994 Stock Incentive Plan (the "1994 Plan").

The 1976 Plan provides that options may be exercised in four increments beginning 18 months subsequent to the date of grant. Upon exercise of the option, the Company will reduce the optionee's purchase price by an amount equal to the increase in the fair market value on the exercise date of the shares being purchased over the fair market value of such shares on the date the option was granted. The purchase price, however, cannot exceed
85% of the fair market value of such shares on the exercise date, and in no event can the exercise price be less than $.10 per share. The holder of the option has the alternative right to cancel such option and instead to exercise stock appreciation rights entitling the holder to receive cash under certain circumstances. The 1978 Plan provides that options may be exercised in four increments beginning one year subsequent to the date of grant. There is no subsequent adjustment of the purchase price. Approximately 26,100 shares have been reserved for and may still be issued in accordance with the terms of options issued under the 1976 and 1978 Plans.

The 1994 Plan authorized the grant of options or awards of up to 800,000 shares of the Company's Common Stock of which 200,000 shares of common stock may be awarded as restricted stock. As of December 31, 1995, options to purchase 279,100 shares had been granted, 22,120 of which were exercisable at December 31, 1995. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised within 10 years from the date of grant. Options are issued with an exercise price no less than the fair market value of the shares at the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

The Company also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan authorized the grant of options to purchase up to 400,000 shares of the Company's common stock to the non-employee members of the Company's Board of Directors. Options to purchase 45,000 shares have been granted to two Board members, 5,000 of which are exercisable at December 31, 1995. The options granted become exercisable ratably over a three year period from the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

Approximately 1,200,000 shares of Common Stock have been reserved for issuance under the 1994 Plan and Director Plan.

In addition, during 1994 options to purchase 100,000 shares of common stock at $5.75 per share were granted to a director outside the Directors' Plan in lieu of the Director's Plan and annual fees paid to the director. Compensation expense of $42,500 in connection with the issuance of this option is being recognized annually over the five year vesting period. The options are exercisable ratably over a five year period beginning the year after the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant.

The following is a summary of all stock option transactions:

                                                          Exercise
                                         Shares             Price
Outstanding December 31, 1993                  0
Options outstanding under acquired plans  32,800          $ 0.10-$2.00
Granted                                  240,500          $ 5.75-$7.94
Exercised                                 (1,500)         $ 2.00
Canceled                                       0
                                         --------         ------------
Outstanding December 31, 1994            271,800          $ 0.10-$ 7.94
Granted                                  202,000          $10.25-$13.38
Exercised                                 (2,100)         $ 0.10-$ 7.94
Canceled                                 (21,500)         $ 0.10-$13.38
                                         --------         ------------
Outstanding December 31, 1995             450,200         $ 0.10-$13.38
                                         ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

9. INCOME TAXES

Prior to March 11, 1994, the Company was an S Corporation under the IRC and, therefore, the results of operations for the year ended December 31, 1993, do not include a provision for income taxes, as the income of the Company passed directly to the stockholders.

On March 11, 1994, the Company became a taxable corporation and the effect of recognizing the change in tax status of approximately $435,000 is included in the provision for income taxes for the year ended December 31, 1994.

The provision for income taxes consists of the following (in thousands):

                                           1995             1994
     Current
        Federal                            $ 4,821        $ 2,444
        State                                 (284)           375
                                           --------       --------
                                             4,537          2,819
                                           --------       --------
     Deferred
        Federal                             (5,879)          (422)
        State                                 (493)           (72)
                                           --------       --------
                                            (6,372)          (494)
                                           --------       --------
     (Benefit) provision for income taxes   (1,835)         2,325
     Discontinued operations                   135            552
                                           --------       --------
     Total                                 $(1,700)       $ 2,877
                                           ========       ========

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows (in thousands):
                                               1995          1994
Deferred tax assets:
Accrued self insurance                     $  2,773       $  2,619
Operating loss and tax credit carryforward      543            422
Accrual for disposal of discontinued
  operations                                  1,503              0
All other                                     2,708          2,639
                                           --------       --------
Total deferred tax assets                  $  7,527       $  5,680
                                           --------       --------
Deferred tax liabilities:
Property and equipment                     $  5,873       $  4,070
Asset revaluations                            2,604         15,219
All other                                     2,820          2,241
                                           --------       --------
Total deferred tax liabilities             $ 11,297       $ 21,530
                                           --------       --------
Valuation allowance                             400              0
                                           --------       --------
Net deferred tax liabilities               $  4,170       $ 15,850
                                           =========      =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

The net change in the valuation allowance for deferred tax assets in 1995 was an increase of $400,000. The change relates primarily to foreign net operating losses generated in the current year.

Deferred tax assets of $1,068,000 and $436,000 for 1995 and 1994, respectively, have been recorded in current assets in the accompanying consolidated financial statements.

A reconciliation of the difference between actual income tax expense and income taxes for continuing operations computed at the federal statutory tax rate is as follows:

                                              1995          1994
U.S. federal statutory rate
  applied to pretax income                     (35) %         34  %
State and local taxes                           (2)            5
Effect of dividend exclusion                    (5)           (2)
Change in tax status                             0            (9)
Foreign loss producing no tax benefit            6             0
Adjustment of prior years' taxes                (5)            0
Change in federal statutory tax rate             9             0
Change in state tax filing status               (8)            0
Other                                            3            (2)
                                             ------        ------
(Benefit) Provision for income taxes           (37) %         26  %
                                            =======        ======

The Internal Revenue Service is currently auditing the tax returns of Burnup & Sims for the fiscal years ended April 30, 1989 through April 30, 1993. Adjustments, if any, as a result of this audit will be recorded as an adjustment to purchase accounting.

10.  CAPITAL STOCK

The Company has authorized 50,000,000 shares of its $.10 par value Common Stock. At December 31, 1995 and 1994, 26,434,814 shares of Common Stock were issued, 16,055,056 and 16,038,581 shares were outstanding, respectively, and 10,379,758 and 10,396,233 were held in treasury, respectively. At December 31, 1993, the Company's stockholders' equity was retroactively restated to account for the Acquisition in March 1994. The restatement gives effect to the number of shares of Common Stock received by the CT Group shareholders at the date of the Acquisition.

At the date of the Acquisition, the Company transferred the CT Group's previously reported undistributed earnings and profits of approximately $11,165,000 to capital surplus.

At December 31, 1995, the Company had 5,000,000 shares of authorized but unissued preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

11.  BUSINESS SEGMENTS:

Business segment information is summarized as follows (in thousands):
                                                1995          1994       1993
                                            ----------    ----------  ---------
Revenue:
 Telecommunication construction services    $ 172,010     $ 110,609   $ 34,010
 General construction services                  2,539           685     10,673
 Telecommunication operations                      34             0          0
                                            ----------    ----------  ---------
Total                                       $ 174,583     $ 111,294   $ 44,683
                                            ==========    ==========  =========
(Loss) income from continuing operations
 before equity in (losses)earnings of
 unconsolidated companies, income taxes
 and minority interest:
 Telecommunication construction services    $  14,969     $  11,291   $  9,351
 General construction services                  1,410           140      2,266
 Telecommunication operations                  (1,241)            0          0
 Corporate                                    (19,974)       (2,659)    (6,042)
                                            ----------    ----------  ---------
Total                                       $  (4,836)    $   8,772   $  5,575
                                            ==========    ==========  =========
Identifiable assets:
 Telecommunication construction services    $  92,082     $  64,668   $ 17,405
 General construction services                  2,115         1,344        400
 Telecommunication operations                  45,135             0          0
 Corporate and discontinued operations         30,831        76,440      3,520
                                            ----------    ----------  ---------
Total                                       $ 170,163     $ 142,452   $ 21,325
                                            ==========    ==========  =========
Depreciation and amortization expense:
 Telecommunication construction services    $   6,454     $   4,329   $    609
 Telecommunication operations                       2             0          0
 Corporate                                        457           110          0
                                            ----------    ----------  ---------
Total                                       $   6,913     $   4,439   $    609
                                            ==========    ==========  =========
Capital expenditures:
 Telecommunication construction services    $  20,431     $   5,901   $  2,036
 Telecommunication operations                   1,061             0          0
 Corporate and discontinued operations          2,628         3,124          0
                                            ----------    ----------  ---------
Total                                       $  24,120     $   9,025   $  2,036
                                            ==========    ==========  =========

The Company's operations are organized into three principal business segments, telecommunications and related construction services, general construction services, and telecommunications operations. There are no material intersegment sales or transfers. Identifiable assets are those assets used for operations in each business segment. Corporate assets are principally invested in cash, preferred stock, real estate, and the net assets of the discontinued operations. (See Note 16 regarding discontinued operations.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

12.  RELATED PARTY TRANSACTIONS:

The Company rents and purchases construction equipment from affiliates. During 1995, 1994 and 1993, the Company incurred approximately $544,000, $617,000 and $249,000, respectively, of equipment rental expense and purchased approximately $332,000, $528,000 and $1,432,000 respectively,from these affiliates. Additionally, at December 31, 1995 and 1994 the Company had recorded $106,000 and $169,000 as amounts due from affiliates. These amounts are included in accounts receivable in the accompanying balance sheets.

During 1993, the Company declared distributions of Subchapter S earnings to stockholders of $11,500,000. Of the amounts declared, $2,500,000, $500,000 and $8,500,000 were paid in cash during 1995, 1994 and 1993, respectively. Notes receivable from stockholders bear interest at the prime rate plus 2% (10.5% at December 31, 1995). Interest on the notes is payable annually with principal due on July 15, 1996.

The Company also leases one equipment storage facility from a stockholder at an annual rent of $48,000 expiring on October 31, 1998.

13.  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

The Company provides telecommunications and related construction services primarily to BellSouth Telecommunications, Inc. Revenue from this entity for the years ended December 31, 1995, 1994 and 1993 were approximately $73.1 million, $48.3 million and $29.1 million, respectively. Accounts receivable from the Company's three largest customers at December 31, 1995 and 1994 were $19.3 million and $11.6 million, respectively.

In addition, the Company recognized revenue from a municipality in connection with a construction project of approximately $10.7 million during the year ended December 31, 1993.

14.  COMMITMENTS AND CONTINGENCIES:

In 1990 and 1993 purported class action and derivative complaints were filed against the Company, members of its Board of Directors and the Company's then largest stockholders. The 1993 complaint also named CT and CTF and their principal shareholders. The complaints generally alleged, among other things, that the defendants breached their fiduciary duties in connection with certain corporate transactions which occurred prior to the Acquisition and certain other matters which allegedly could have impacted the terms of the Acquisition. The 1993 complaint also claims derivatively that each member of the Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing the Company's affairs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

In November 1993, Albert Kahn filed a class action and derivative complaint against Burnup & Sims, the members of its Board of Directors, the CT Group, and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal stockholders of the CT Group. The 1993 lawsuit alleges, among other things, that the Burnup & Sims Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the Acquisition and also claims derivatively that each member of the Burnup & Sims Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing
Burnup & Sims' affairs. On March 7, 1994, the Delaware court in which these suits were filed denied plaintiff's motion to enjoin the Acquisition.

The Company is involved in a lawsuit filed by BellSouth Telecommunications, Inc. arising from certain work performed by a subcontractor of the Company from 1991 to 1993 and a second lawsuit filed by the County of Gilpin, Colorado, against the Company in connection with work performed for U.S. West, Inc. in 1992. The amounts claimed against the Company in these two lawsuits in the aggregate total approximately $1.4 million. Both lawsuits were filed in November 1995 and are in the early stages of discovery. The Company believes that the allegations asserted by BellSouth and Gilpin County are without merit and intends to defend these lawsuits vigorously.

The Company also is a defendant in a lawsuit between parties unrelated to the Company regarding enforcement of a purchase agreement to which the Company is not a party. The plaintiffs in the lawsuit allege that one of the other defendants in the lawsuit was acting as agent for the Company. The plaintiffs seek damages in excess of $500,000 against all defendants. The litigation is in the early stages and the Company has filed a motion to dismiss the complaint, which motion is pending. The Company believes that the allegations asserted against the Company in this lawsuit are without merit and intends to defend this lawsuit vigorously.

The Company believes that the allegations in these complaints are without merit, and intends to defend these lawsuits vigorously.

All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Alfred Kahn in 1994, arise from activities undertaken prior to March 11, 1994, the date of the Acquisition.

The Company is also a defendant in other legal actions arising in the normal course of business. The Company believes, that the amount provided in the financial statements of the Company are adequate to cover the estimated losses expected to be incurred in connection with these matters.

In 1990, Trilogy Communications, Inc. filed suit against Excom Realty, Inc., a wholly owned subsidiary of the Company, for damages and declaratory relief. The Company counterclaimed for damages. On May 1, 1995, the Company settled its counterclaim for $1.3 million, which is recorded as other income in the accompanying consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

In connection with certain construction contracts, the Company has signed certain agreements of indemnity in the aggregate amount of approximately
$93.4 million, of which approximately $49.5 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts. Included in these amounts are $57.8 million, of which $28.2 million relate to the uncompleted portion of contracts in process related to the general construction services segment. Management believes that no losses will be sustained from these agreements.

Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. The Company is in the process of removing, restoring and upgrading these tanks, as required by applicable laws, and has identified certain tanks and surrounding soil which will require remedial cleanups. In this respect, the Company recorded in l993 approximately $566,000 in provisions for costs to be incurred in connection with these cleanups. The Company does not expect future costs to be incurred in connection with these clean-ups to exceed the amounts which have been accrued in the accompanying financial statements.


15.  FAIR VALUE

For certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, other accrued liabilities, and notes payable the carrying amounts approximate fair value due to their short maturities. Long term floating rate notes are carried at amounts that approximate fair value. As a result of the acquisitions described in Note 2, other financial instruments, including the Debentures and the investment in preferred stock, were recorded at their estimated fair values at the acquisition date. The estimated fair values were based on quoted market rates and third party valuations for instruments with similar risk terms and maturities. (See Note 5.)

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

16.  DISCONTINUED OPERATIONS

In the third quarter of 1995, the Company determined to concentrate its resources and better position itself to achieve its strategic growth objectives by disposing of all of the general products segment that the Company acquired as part of the Acquisition. (See Note 2.) These operations and assets include Southeastern Printing Company, Inc. ("Southeastern"), Lectro Products, Inc. ("Lectro") and Floyd Theatres, Inc. ("Floyd Theatres").

In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million of which $1.8 million was used to satisfy liabilities not assumed by the buyer and transaction costs incurred. A gain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

of $1.5 million net of tax, resulted from this transaction in the first quarter. A portion of the proceeds ($7.0 million) was used to prepay a portion of the Debentures. In August 1995, the Company sold the stock of Lectro for $11.9 million in cash and a note receivable (the "Note") of $450,000. Proceeds, net of transaction expenses were $11.3 million. A gain of $5.9 million, net of tax was recorded in the third quarter. The proceeds were used to repay
$10.0 million borrowed to finance the Devono Loan. A portion of the Note ($250,000) is subject to adjustment based on ultimate collectability of Lectro's accounts receivable as of June 30,1995. Any changes in proceeds from the Note as a result of any adjustments are not expected to be material.

The remaining outdoor theatre operations of Floyd are currently being marketed for sale as either operating facilities or for the underlying real estate value. In the third quarter of 1995, the Company recorded a provision of $3.2 million, net of tax, related to Floyds' real estate to reflect a bulk sale value and estimated losses during the phase-out period. The Company has received offers to sell Southeastern. Based on these offers, a loss on disposal of $1.8 million, net of tax, has been recorded. Disposal of these non-core assets is anticipated to be completed in 1996.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of these assets. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows
(in thousands):
                                            December 31, 1995  December 31, 1994

Revenue                                             $ 21,952      $   29,902
                                                    =========     ===========
Earnings before income taxes                        $     58      $    1,377
Provision for income taxes                                20             552
                                                    ---------     -----------
Net income from discontinued operations             $     38      $      825
                                                    =========     ===========
The following comprises the net assets of discontinued operations at December 31, 1995 (in thousands)

Receivables, net                                    $  1,432
Inventory                                              1,047
Property, plant and equipment, net                     9,101
Other assets                                              51
Land held for sale                                       964
Less:
Capital leases                                         2,140
Accounts payables                                        280
Accrued liabilities and reserve for loss on disposal   3,775
                                                    ---------
                                                    $  6,400
                                                    =========
(See statement of cash flows for discontinued operations disposed of during 1995).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

17.  QUARTERLY FINANCIAL DATA (Unaudited)

(Dollars in thousands, except earnings per share)

1995(1):                      First     Second     Third     Fourth
                             Quarter    Quarter   Quarter(2)Quarter(3)  Total

Revenue                     $ 34,623    $ 39,174  $ 46,642  $ 54,144  $ 174,583
                            =========   ========= ========= ========= ==========
Operating income            $  4,497    $  6,036  $  3,696  $  3,598  $  17,827
                            =========   ========= ========= ========= ==========
Income (loss) from
 continuing operations      $  2,452    $  4,447  $ (7,438) $ (2,601) $  (3,140)
Income (loss) from
 discontinued operations
 including gain (loss)
 on disposal, net of taxes     1,709         205     1,551      (934)     2,531
                            ---------   --------- --------- --------- ----------
Net income (loss)           $  4,161    $  4,652  $ (5,887) $ (3,535) $    (609)
                            =========   ========= ========= ========= ==========
Earnings per share:
 Income (loss) from continuing
 operations                 $   0.15    $   0.28  $  (0.46) $  (0.16) $   (0.20)
 Income (loss) of discontinued
  operations                    0.11        0.01      0.10     (0.06)      0.16
                            ---------   --------- --------- --------- ----------
                            $   0.26    $   0.29  $  (0.36) $  (0.22) $   (0.04)
                            =========   ========= ========= ========= ==========

(Dollars in Thousands, Except Earnings Per Share)

1994(1):                      First     Second    Third      Fourth
                            Quarter(5)  Quarter   Quarter   Quarter(6) Total(7)

Revenue                     $ 14,350    $ 27,305  $ 36,056  $ 33,583  $ 111,294
                            =========   ========= ========= ========= ==========
Operating income               1,156       1,915     3,717     3,093      9,881
                            =========   ========= ========= ========= ==========
Income from continuing
 operations                      625       1,109     2,136     1,938      5,808
Income (loss) of
 discontinued operations          91         474       470      (210)       825
                            ---------   --------- --------- --------- ----------
Net income                  $    716    $  1,583  $  2,606  $  1,728  $   6,633
                            =========   ========= ========= ========= ==========
Earnings per share:
 Income from continuing
  operations                $   0.04    $   0.07  $  0.13   $   0.12  $    0.36
 Income (loss) of
  discontinued operations       0.00        0.03     0.03      (0.01)      0.05
                            ---------   --------- --------- --------- ----------
                            $   0.04    $   0.10  $  0.16   $   0.11  $    0.41
                            =========   ========= ========= ========= ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

(1) Results of operations have been reclassified for discontinued operations. (See Note 16.)

(2) In the third quarter of 1995, the Company recorded a special charge of $15.4 million to write down its real estate held for sale. (See Note 5.)

(3) In the fourth quarter of 1995, the Company recorded an additional charge of $ 7.7 million to write down real estate held for sale and its investment in preferred stock (See Note 5.)

(4) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share data in 1995 does not equal the total computed for the year due to changes in the average number of shares outstanding.

(5) The first quarter of 1994 has been presented on a pro forma basis to include a provision for income taxes as though the Company had been subject to taxation during the entire quarter.

(6) In the fourth quarter of 1994, the Company recorded certain adjustments related to other quarters which increased net income by approximately $207,000, the effect of which on previously recorded quarters was not significant. Also contributing to the increase was a successful settlement of litigation.

(7) Net income and earnings per share amounts for 1994 have been adjusted to include a provision for income taxes as though the Company had been subject to taxation for the entire year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

MasTec, Inc.
(Registrant)
/s/Edwin D. Johnson
-------------------------------
Edwin D. Johnson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

The undersigned directors and officers of MasTec, Inc. hereby constitute and appoint Edwin D. Johnson and Jose M. Sariego and each of them with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1996.

/s/ Jorge Mas                           /s/ Samuel C. Hathorn, Jr.
---------------------------             --------------------------
Jorge Mas                               Samuel C. Hathorn, Jr.
President and Chief Executive Officer   Director
(Principal Executive Officer)

/s/ Jorge L. Mas                        /s/ William A. Morse
-------------------------------         ----------------------------
Jorge L. Mas                            William A. Morse
Chairman of the Board                   Director

/s/ Arthur B. Laffer                    /s/ Jose S. Sorzano
-------------------------------         ----------------------------
Arthur B. Laffer                        Jose S. Sorzano
Director                                Director

 /s/ Eliot C. Abbott
-------------------------------
Eliot C. Abbott, Director

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

**********
EXHIBIT INDEX

3.1  Certificate of Incorporation and By-laws of the Company, filed as
     Exhibit 3(i) to Company's Registration Statement on Form S-8 (File No. 33-55327), and incorporated by reference herein.

4.1 Indenture dated as of November 15, 1980 between the Company and Chemical Bank, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-7 (File No. 2-69549) and incorporated by reference herein.

10.1 Certificate of Designations of Series C 7% Preferred Stock of National Beverage Corp., filed as Exhibit 4(c) to the Company's Form 10-K for the fiscal year ended April 30, 1986 and incorporated by reference herein

10.2 Stock Purchase Agreement dated June 22, 1994, between MasTec, Inc. and Designed Traffic Installation Co. filed as Exhibit 2 to the Company's Form 8-K dated July 6, 1994 and incorporated by reference herein.

10.3 Loan and Security Agreement dated January 29, 1995, between the Company, and Barclays Business Credit, Inc., filed as Exhibit 10 to the Company's Form 8-K dated February 9, 1995 and incorporated by reference herein.

10.4 Loan Agreement dated July 14, 1995 between the Company and Devono Company Limited, filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1995 and incorporated by referenced herein.

10.5 Amendment to Loan and Security Agreement dated February 29, 1996 between the Company and Fleet Capital Corporation.

10.6 Stock Option Agreement dated March 11, 1994 between the Company and Arthur B. Laffer.

21.1 Subsidiaries of the Company.

23.1 Consent of Coopers & Lybrand L.L.P.

27.1 Financial data schedule

Exhibit 21

Subsidiaries of the Registrant

Set forth below is a list of the significant subsidiaries of the Company as of December 31, 1995.

Burnup & Sims Communication Services, Inc.
Burnup & Sims ComTec, Inc.
Burnup & Sims Network Designs
Burnup & Sims of California, Inc.
Burnup & Sims of Texas, Inc.*
Burnup & Sims of the Carolinas, Inc.
Burnup & Sims TelCom of Florida, Inc.
Burnup & Sims TSI, Inc.
Church & Tower, Inc.+
Church & Tower Fiber Tel, Inc.
Church & Tower of Florida, Inc.+
Church & Tower of TN, Inc.
Designed Traffic Installation Co., Inc.+
Floyd Theatres, Inc.
LatLink Corporation
MasTec International, Inc.
MasTec Teleport, Inc.
Southeastern Printing Company, Inc.+
Utility Line Maintenance, Inc. @

All jurisdictions of incorporation for the subsidiaries are in Delaware except the following: *Texas, +Florida, @ Georgia. All operating subsidiaries of the Company are 100% owned, with the exception of MasTec Teleport, Inc. which is 80% owned.

Exhibit 23.1

                     CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of MasTec, Inc. and subsidiaries on Form S-8 (No.33-55327) of our report dated March 22, 1996, on our audits of the consolidated financial statements of MasTec, Inc. and subsidiaries as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993, which report is incorporated by reference in this Annual Report on Form 10-K.




COOPERS & LYBRAND L.L.P.
Miami, Florida
March 28, 1996