Form 10-Q
period 1996-03-31
MASTEC INC
filed 1996-05-15
CIK 15615

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                          Commission file number 0-3797

                                  MASTEC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                            59-1259279
  --------------------------------        -------------------------
    (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification No.)


  8600 N.W. 36th Street, Miami, FL                  33166-6699
- ---------------------------------------   -------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (305) 599-1800
                                                   -------------------

Former name, former address and former fiscal year, if changed since last report: Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X__  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                          Outstanding as of
    Class of Common Stock                   May 10, 1996
    ----------------------                ------------------
       $ 0.10 par value                      16,060,026

                             MasTec, Inc.
                                Index

PART I     FINANCIAL INFORMATION

Item 1 -    Unaudited Condensed Consolidated Statements
            of Income for the Three Month Period Ended
            March 31, 1996 and March 31, 1995 ..................... 3

            Condensed Consolidated Balance Sheets
            as of March 31, 1996 (Unaudited) and
            December 31, 1995 (Audited)............................ 4

            Unaudited Condensed Consolidated Statements
            of Cash Flows for the Three Month Period
            Ended March 31, 1996 and March 31, 1995 ............... 6

            Notes to Condensed Consolidated
            Financial Statements (Unaudited) ...................... 9

Item 2 -    Management's Discussion and Analysis
            of Results of Operations and Financial Condition ..... 14

PART II     OTHER INFORMATION .................................... 17

                                   MasTec, Inc
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                             (Unaudited)

                                                         1996           1995
                                                     -----------     -----------
Revenue                                              $  62,547       $   34,623
Costs of revenue (exclusive of depreciation and
 amortization shown separately below)                   47,330           24,989
                                                     ---------         --------
     Gross profit                                       15,217            9,634

General and administrative expenses                      6,478            3,832
Depreciation and amortization                            2,262            1,305
                                                     ---------         --------
     Operating income                                    6,477            4,497

Interest expense -
    Borrowings                                           1,677            1,098
    Notes to stockholders                                    0               69
Interest and dividend income                              (824)            (395)
Interest on notes from stockholders                        (15)             (98)
Other income, net                                           (8)             (66)
                                                     ---------         --------
Income from continuing operations before equity
 in earnings (losses) of unconsolidated companies,
 income taxes and minority interest                      5,647            3,889
Equity in earnings (losses) of unconsolidated
 companies                                                 366              (11)
Provision for income taxes                               2,323            1,440
Minority interest                                            5               14
                                                     ---------         --------
Income from continuing operations                        3,695            2,452

Discontinued operations (Note 5):
(Loss)income from discontinued operations
(net of applicable income taxes)                           (14)             257
Gain on disposal of discontinued
 operations (net of applicable income taxes)                 0            1,452
                                                     ---------         --------
Net income                                           $   3,681         $  4,161
                                                     =========         ========
Weighted average shares outstanding                     16,155           16,170
                                                     =========         ========
Earnings per share:
Continuing operations                                $     .23         $    .15
Discontinued operations                                      0              .11
                                                     ---------         --------
                                                     $     .23         $    .26
                                                     =========         ========

The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                          March 31,   December 31,
                                            1996         1995
                                         (unaudited)   (audited)
ASSETS
  Current assets:
  Cash and cash equivalents              $  1,414     $   1,076
  Accounts receivable-net and
   unbilled revenue                        59,859        49,057
  Notes receivable                         25,829        25,892
  Inventories                               3,469         2,819
  Deferred and refundable income taxes      2,168         1,116
  Net assets of discontinued operations     6,622         6,400
  Investment in preferred stock                 0         5,100
  Real estate held for sale                10,886        12,292
  Other current assets                      1,916         1,448
                                         --------      --------
          Total current assets            112,163       105,200
                                         --------      --------

Property and equipment                     58,218        55,806
Accumulated depreciation                  (13,273)      (11,235)
                                         --------      --------
          Property-net                     44,945        44,571
                                         --------      --------
Investments in unconsolidated
  companies                                17,594        14,847
Notes receivable from stockholders          1,770         1,770
Other assets                                8,137         3,775
                                         --------      --------

          TOTAL ASSETS                  $ 184,609     $ 170,163
                                         ========      ========


The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                          March 31,   December 31,
                                             1996         1995
                                         (unaudited)   (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current maturities of debt             $  35,669    $  27,863
  Accounts payable                          15,114       19,026
  Accrued insurance                          3,267        3,016
  Accrued compensation                       2,638        1,804
  Accrued interest                             920          601
  Accrued income taxes                       2,846        1,627
  Other current liabilities                  8,019        6,696
                                          --------     --------
          Total current liabilities         68,473       60,633
                                          --------     --------

Deferred income taxes                        6,444        5,238
Accrued insurance                            8,057        7,439
Other liabilities                            3,811        2,123
                                          --------     --------
          Total other liabilities           18,312       14,800
                                          --------     --------

Long-term debt                              33,990       34,601
Convertible subordinated debentures          9,625        9,625
                                          --------     --------
          Total long-term debt              43,615       44,226
                                          --------     --------
Commitments and contingencies
Stockholders' equity:
 Common stock                                2,643        2,643
 Capital surplus                           134,187      134,186
 Retained earnings                           9,344        5,663
 Accumulated translation adjustments             3            1
 Treasury stock                            (91,968)     (91,989)
                                          --------     --------
          Total stockholders' equity        54,209       50,504
                                          --------     --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $ 184,609    $ 170,163
                                          ========     ========


The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1996          1995
                                                          -------       --------
                                                                (Unaudited)
Cash flows from operating activities:
Net income                                                $ 3,681      $  4,161
Adjustments to reconcile net income to
 net cash (used) provided by operating activities:
Minority interest                                              (5)          (14)
Depreciation and amortization                               2,262         1,305
Equity in (earnings) losses of unconsolidated companies      (366)           11
(Gain) on sale of discontinued operations                       0        (2,304)
Loss (gain) on sale of assets                                  93           (24)
Changes in assets and liabilities net of
 effect of acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue             (5,828)       (7,172)
  Inventories and other current assets                       (370)          (91)
  Other assets                                                128            34
  Accounts payable and accrued expenses                    (4,292)        3,616
  Accrued income taxes                                       (571)        2,654
  Other-current liabilities                                   667          (307)
  Net assets of discontinued operations                      (222)          300
  Deferred taxes                                            1,157          (271)
  Other liabilities                                           618         1,439
                                                          -------       -------
Net cash (used) provided by operating activities           (3,048)        3,337
                                                          -------       -------
Cash flows from investing activities:
  Cash acquired in acquisitions                               167             0
  Cash paid for acquisitions                               (1,000)            0
  Repayment of notes receivable                               735             0
  Proceeds from sale of preferred stock                     5,100             0
  Capital expenditures                                       (881)         (843)
  Investment in unconsolidated companies                     (644)            0
  Net proceeds from sale of discontinued operations             0         9,718
  Proceeds from sale of assets                                193           544
                                                          -------       -------
Net cash provided by investing activities                   3,670         9,419
                                                          -------       --------



The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1996         1995
                                                          ----------   ---------
                                                                (Unaudited)

Cash flows from financing activities:
 Proceeds from Revolver                                   $  1,400     $      0
 Borrowings                                                    952            0
 Proceeds from Term Loan                                         0       12,000
 Debt repayments                                            (2,660)     (11,584)
 Net proceeds from common stock issued from treasury            22           28
 Financing costs                                                 0         (516)
                                                          --------     --------
Net cash (used) by financing activities                       (286)         (72)
                                                          --------     --------
 Effect of translation on cash                                   2            0
Net increase in cash and cash equivalents                      338       12,684

Cash and cash equivalents - beginning of period              1,076        5,612
                                                          --------     --------
Cash and cash equivalents - end of period                 $  1,414     $ 18,296
                                                          ========     ========
Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                             $  1,358     $    590
     Income taxes                                         $  1,724     $     92



The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                             1996        1995
                                                             ----        ----
Acquisition of Carolina Com-Tec
Fair Value of assets acquired:
  Accounts receivable                                     $  3,660
  Inventories                                                  722
  Other current assets                                          26
  Property                                                     657
  Other assets                                                  11
                                                          --------
  Total non-cash assets                                      5,076
                                                          --------
  Liabilities                                                2,873
  Long-term debt                                               576
                                                          --------
  Total liabilities assumed                                  3,449
                                                          --------
  Net non-cash assets acquired                               1,627
  Cash acquired                                                167
                                                          --------
  Fair value of net assets acquired                          1,794
  Excess over fair value of assets acquired                  4,956
                                                          --------
  Purchase price                                          $  6,750
                                                          ========

  Note payable issued to Carolina Com-Tec stockholders    $  3,500
  Cash paid for acquisition                                  1,000
  Contingent consideration                                   2,250
                                                           -------
  Purchase price                                          $  6,750
                                                          ========


Property acquired
 through financing arrangements                           $  1,690     $    385
                                                           ========     ========

In 1996, the Company's purchase of an additional 3% interest in Supercanal, S.A. was financed in part by the sellers for $2 million. See Note 2 to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

1. CONSOLIDATION AND PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operations or financial position of MasTec.

2. ACQUISITIONS

Carolina Com-Tec

In February 1996, the Company purchased for $6,750,000 the outstanding stock of Carolina Com-Tec, Inc., a company engaged in installing and maintaining voice, data and video networks. The stockholders of Carolina Com-Tec, Inc. received $1.0 million at closing, a $2.0 million 12% note due June 1, 1996, and a $1.5 million 8% note, payable in quarterly installments over four years. The balance of the purchase price is payable over the next four years based on future pre-tax earnings of Carolina Com-Tec, Inc. The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Condensed Consolidated Statements of Cash Flows.

Supercanal

In March 1996, the Company acquired an additional 3% of Supercanal, S.A., an Argentine cable television company, in exchange for $2.0 million and the Company's interest in an Argentine radio station and newspaper acquired in October 1995 at the time of the Company's initial investment in Supercanal, S.A. The additional 3% was financed by the sellers and is payable over nine months at 12% interest.

Sintel

On April 30, 1996, the Company purchased from Telefonica de Espana, S.A. ("Telefonica") 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications construction services in Spain, Argentina, Chile, Peru and Venezuela. The purchase price for Sintel was Spanish Pesetas ("Pesetas") 4.9 billion (US$39.5 million at an exchange rate of 124 Pesetas to one U.S. dollar). An initial payment of Pesetas 650 million (US$5.2 million) was made at closing. An additional Pesetas 650 million (US$5.2 million) is due on December 31, 1996, with the balance of the purchase price, Pesetas 3.6 billion (US$29.1 million), due in two equal installments on December 31, 1997 and 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

3.     RELATED PARTY TRANSACTIONS

Notes receivable from stockholders bear interest at the prime rate plus 2% (10.25% at March 31, 1996).

4.     DEBT

Debt is summarized as follows (in thousands):        March 31,    December 31,
                                                        1996           1995
                                                     ---------    ------------
Revolver, at LIBOR plus 2.00%
 (7.42% and 7.94% at March 31, 1996 and
 December 31, 1995, respectively)                    $ 14,241    $    10,982
Term and Equipment Loans, at LIBOR plus 2.25%
(7.67% and 7.95% at March 31, 1996 and December 31,
 1995, respectively)                                   21,061         22,626
Term Loan, at 7.7% fixed                                  511            636
Note payable for equipment, at 7.42% due in
 monthly installments through the year 2000             5,033          5,352
Note payable for equipment, at interest
 rates from 6.0% to 8.5% due in installments
 through the year 2000                                  9,542          9,330
Notes payable for equipment, at interest rates
 from 7.05% to 7.10% due in monthly installments
 through the year 2000                                  1,333              0
Note payable, at 7% due in semi-annual
 installments through July 1996                           487            958
Note payable, at 7% due in quarterly
 installments through July 1996                           265            265
Note payable, at 8% due in monthly
 installments through June 1999                           642            701
Note payable, at 8% due in monthly
 installments through October 1997                      5,353          6,458
Real estate mortgage note, at 8.53%, monthly
 installments of $12.5 commencing February 1996,
 with  a final installment of $2,200 in the
 year 2001                                              2,070          2,070
Real estate mortgage note, at 9.5% due in
 semi-annual installments through November 1996           461            461
Note payable, 12% due June 1996                         2,000              0
Note payable, 8% in 16 quarterly installments
 through February 2000                                  1,500              0
Other borrowings, 8.5%, due 1999                          798              0
Other note payable, at 12% due in monthly
 installments through November 1996                     1,737              0
12% Convertible Subordinated Debentures                12,250         12,250
                                                   ----------     ----------
Total debt                                             79,284         72,089
Less current maturities                               (35,669)       (27,863)
                                                   ----------     ----------
Long term debt                                    $    43,615    $    44,226
                                                   ==========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

Not included in the preceding table at March 31, 1996 and December 31, 1995 is approximately $2.1 million in capital leases related to discontinued operations (see Note 5).

The 12% Convertible Subordinated Debentures (the "Debentures") require an annual payment to a sinking fund. The Company has the option to redeem all or part of the Debentures prior to the due date by paying the principal amount at face value. The Debentures are convertible into Common Stock at an adjusted conversion price of $16.79 per share. At March 31, 1996, approximately 730,000 shares were reserved for conversion. The terms of the Debentures include certain restrictions on the payment of dividends.

The Company maintains a $40.0 million credit facility with Shawmut Capital Corporation n/k/a Fleet Capital Corporation. The Company also maintains several other credit facilities for the purpose of financing equipment purchases.

Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants such as minimum levels of cash flow and tangible net worth, all of which were met at March 31, 1996.

5.     DISCONTINUED OPERATIONS

In the third quarter of 1995, the Company determined to concentrate its resources and better position itself to achieve its strategic growth objectives by disposing of all of the general products segment that the Company acquired as part of the Burnup & Sims Inc. acquisition. These operations and assets include Southeastern Printing Company, Inc. ("Southeastern"), Lectro Products, Inc. ("Lectro") and Floyd Theatres, Inc. ("Floyd Theatres").

In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million of which $1.8 million was used to satisfy liabilities not assumed by the buyer and transaction costs incurred. A gain of $1.5 million net of tax, resulted from this transaction in the first quarter of 1995. The remaining outdoor theater operations of Floyd Theatres are currently being marketed for sale for the underlying real estate value. Southeastern is being offered for sale and Lectro was sold in the third quarter of 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of these assets. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows
(in thousands):
                                                    March 31,      March 31,
                                                       1996           1995
                                                    ---------     ---------
Revenue                                             $   3,247     $   8,939
                                                    =========     =========
(Losses) earnings before income taxes               $     (23)    $     408
(Benefit) provision for income taxes                       (9)          151
                                                    ---------     ---------
Net (loss) income from discontinued operations      $     (14)    $     257
                                                    =========     =========

The following comprises the net assets of discontinued operations (in thousands):
                                                    March 31,     December 31,
                                                      1996           1995

Receivables, net                                    $   1,537     $   1,432
Inventory                                                 902         1,047
Property, plant and equipment, net                      8,929         9,101
Other assets                                               81            51
Land held for sale                                      1,085           964
Less:
Capital leases                                          2,071         2,140
Accounts payable                                          333           280
Accrued liabilities and reserve for loss on disposal    3,508         3,775
                                                    ---------      --------
                                                   $    6,622     $   6,400
                                                   ==========     =========
6.    CONTINGENCIES:

In December 1990, Albert H. Kahn, a stockholder of the Company, filed a purported class action and derivative suit against Burnup & Sims Inc. ("Burnup & Sims"), the members of its Board of Director, and National Beverage Corporation ("NBC"). The complaint alleges, among other things, that Burnup & Sims' Board of Directors and NBC, as Burnup & Sims then largest stockholder, breached their respective fiduciary duties in approving certain transactions, including the distribution to Burnup & Sims' stockholders of all of the common stock of NBC owned by Burnup & Sims for certain indebtedness of NBC held by Burnup & Sims. The lawsuit seeks to rescind these transactions and to recover damages in an unspecified amount.

In November 1993, Mr Kahn filed a class action and derivative complaint against Burnup & Sims, the members of its Board of Directors, Church & Tower, Inc. and Church & Tower of Florida, Inc. (collectively "the CT Group") and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal stockholders of the CT Group. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

1993 lawsuit alleges, among other things, that the Burnup & Sims Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the Burnup & Sims acquisition and also claims derivatively that each member of the Burnup & Sims' Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing Burnup & Sims'affairs. On March 7, 1994, the Delaware court in which these suits were filed denied plaintiffs' motion to enjoin the Burnup & Sims acquisition. Each of the foregoing lawsuits is in discovery and no trial date has been set. The Company believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

The Company is involved in a lawsuit filed by BellSouth Telecommunications, Inc., arising from certain work performed by a subcontractor of the Company from 1991 to 1993 and a second lawsuit filed by the County of Gilpin, Colorado, against the Company in connection with work performed for U.S. West, Inc. in 1992. The amounts claimed against the Company in these two lawsuits in the aggregate total approximately $1.4 million. Both lawsuits were filed in November 1995 and are in the early stages of discovery. The Company believes that the allegations asserted by BellSouth and Gilpin County are without merit and intends to defend these lawsuits vigorously.

The Company also is a defendant in a lawsuit between parties unrelated to the Company regarding enforcement of a purchase agreement to which the Company is not a party. The plaintiffs in the lawsuit allege that one of the other defendants in the lawsuit was acting as agent for the Company. The plaintiffs seek damages in excess of $500,000 against all defendants. The litigation is in the early stages of discovery. The Company believes that the allegations asserted against the Company in this lawsuit are without merit and intends to defend this lawsuit vigorously.

All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Albert Kahn in 1993, arise from activities undertaken prior to March 11, 1994, the date of the Burnup & Sims acquisition.

The Company is also a defendant in other legal actions arising in the normal course of business. The Company believes, that the amount provided in the financial statements of the Company are adequate to cover the estimated losses expected to be incurred in connection with these matters.

















                                                                   Page 13 of 18
ITEM 2
                              MasTec, Inc.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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

Three Month Ended March 31, 1996 vs. Three Months Ended March 31, 1995.

     The following table sets forth certain historical consolidated financial data as a percentage of revenue for the three months ended March 31, 1996 and 1995.
                                                             1996      1995
                                                            ------    ------
Revenue                                                     100.0 %   100.0 %
Costs of revenue (exclusive of depreciation and
  amortization shown separately)                             75.7 %    72.2 %
Gross margin                                                 24.3 %    27.8 %
General and administrative expenses                          10.4 %    11.1 %
Depreciation and amortization                                 3.6 %     3.8 %
Interest expense                                              2.7 %     3.4 %
Interest and dividend income and other income, net            1.9 %     1.6 %
Income from continuing operations                             5.9 %     7.1 %

     Revenue. Revenue increased by approximately $27.9 million or 81% from $34.6 million in 1995 to $ 62.5 million in 1996, primarily due to expansion into new contract areas and new business ($17.5 million), acquisitions ($7.0 million) and an increase of $3 million in general construction services revenue.

     Costs of revenue (exclusive of depreciation and amortization shown separately). Costs of revenue as a percentage of revenue increased from 72.2% in 1995 to 75.7% in 1996 primarily due to the expansion into new contract areas and new business. The Company typically experiences reduced margins at the commencement of these new contracts resulting from mobilization and startup costs, as well as costs incurred in recruiting and training of new personnel.

The Company has seen an increase in its gross margin since the quarter ended September 30, 1995 (22.2%) and December 31, 1995 (23.3%) when it began its significant expansion and growth.

     General and administrative expenses. General and administrative expenses as a percentage of revenue declined from 11.1% in 1995 to 10.4% in 1996. Although, administrative expenses have decreased as a percentage of revenue, the amount of such expenses has increased by approximately $2.6 million from 1995 to 1996 due primarily to costs incurred to support revenue growth and the continuous evaluation of business opportunities in the U.S. and abroad.

     Depreciation and amortization. Depreciation and amortization as a percentage of revenue was 3.6% and 3.8% in 1996 and 1995. Depreciation expense increased from $1.3 million in 1995 to $2.3 million in 1996 primarily due to a fleet replacement program related to fleet acquired in the Burnup & Sims acquisition and an increase in capital expenditures resulting from expansion into new contract areas.

     Interest expense. Interest expense increased from $1.2 million in 1995 to $1.7 million in 1996 primarily due to new borrowings used for equipment purchases, to fund notes receivable and to make investments in unconsolidated companies.

     Interest and dividend income and other income, net. Interest and dividend income and other income, net, increased from $562,000 in 1995 to $1.2 million in 1996 as a result of interest accrued on notes receivable and equity in earnings of unconsolidated companies. The increase from 1995 to 1996 was partially offset as a result of the sale of a preferred stock investment acquired in the Burnup & Sims acquisition.

Discontinued operations

    In March 1995, the Company sold the indoor theater assets of Floyd Theatres, resulting in a net gain of $1.5 million. (See Note 5 to the Condensed Consolidated Financial Statements.)

Financial Condition, Liquidity and Capital Resources

     The Company's primary source of liquidity during the first quarter of 1996 has been proceeds from the sale of non-core assets. Cash and cash equivalents increased by $338,000 from $1.1 million at December 31, 1995, to $1.4 million at March 31, 1996.

     Cash of $3.0 million was used in operations in 1996 compared to $3.3 million provided by operations in 1995. Impacting cash used in operations was an increase in receivables resulting from the growth in the Company's core business and a reduction of payables resulting from payments to suppliers.

     As of March 31, 1996, working capital was approximately $43.7 million compared to working capital of approximately $44.6 million at December 31, 1995. Included in working capital at March 31, 1996, are the net assets of the discontinued operations, notes receivable, and real estate held for sale. Proceeds from the sale or repayment of these assets will be used for general corporate purposes including furthering the Company's growth strategy.

       As a result of expansion into new contract areas and continuing a fleet replacement program, the Company estimates spending approximately $14.0 million in capital expenditures, in 1996.

      The Company completed one acquisition and increased its investment in an unconsolidated company during the quarter ended March 31, 1996, and completed another acquisition subsequent to that date as detailed in Note 2 to the Condensed Consolidated Financial Statements.

     The combined consideration for these three transactions amounted to approximately $48.3 million dollars plus certain ownership interests in other unconsolidated companies. The $48.3 million monetary consideration consists of approximately $6.2 million in cash payments and $42.1 million in seller financing, $9.3 million which is due within the next twelve months.

      In March 1996, the Company sold its investment in preferred stock and was repaid certain receivables due the Company from the buyer for a total consideration of $6.3 million. (See Note 2 to the Condensed Consolidated Financial Statements.)

     The Company is pursuing a strategy of growth through internal growth and expansion and through acquisitions. The Company anticipates that this growth as well as operating cash requirements, capital expenditures and debt service, will be funded from cash flow generated by operations, sale of non-core assets, and external sources of financing. The Company continues to evaluate its investments in Latin American telecommunications systems to enhance their value to the Company. The success of the Company's growth strategy will be dependent in part on the Company obtaining additional external financing, which it is currently seeking. Although the Company believes that additional external financing will be obtained, there can be no assurance that the Company will be able to obtain financing for this purpose.

PART II - OTHER INFORMATION
MARCH 31, 1996

Item 1.  Legal Proceedings.

         See Note 6 to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.
                Exhibit 2.1. Agreement dated April 1, 1996 between MasTec International, Inc. and Telefonica de Espana, S.A. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K Current
Report dated April 30, 1996).

                Exhibits 3.1 Amended Bylaws.

                Exhibit 27.1  Article 5 - Financial Data Schedules.

         (b)     Reports on Form 8-K.

                On April 6, 1996, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the proposed acquisition of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"). See Note 2 to the Condensed Consolidated
                Financial Statements.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MasTec, Inc.
                                   Registrant



Date: May 14, 1996                  /s/ Edwin D. Johnson
                                   -----------------------
                                   Edwin D. Johnson
                                   Senior Vice President-
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)

                            BY-LAWS

                               OF

                           MasTec,Inc.

                          Amended March 26, 1996


                                ARTICLE I

                          STOCKHOLDERS

Section 1 . Annual Meeting. The annual meeting of the stockholders of the Corporation shall be held, either within or without the State of Delaware on the third Monday in May of each year, or on such other date as the Board of Directors may determine, and at such place and at such time as the Board of Directors may determine. The annual meeting of stockholders shall be held for the election of directors of the Corporation and for any other proper business as may properly come before the meeting.

Section 2 . Special Meeting. Special Meetings of the stockholders may be called by the Board of Directors or by the President, and shall be called by the President or by the Secretary upon the written request of the holders of record of at least twenty-five per cent (25%) of the shares of stock of the Corporation, issued and outstanding and entitled to vote, at such times and at such place either within or without the State of Delaware as may be stated in the call or in a waiver of notice thereof

Section 3 . Notice of Meetings. Notice of the time, place and purpose of every meeting of stockholders shall be delivered personally or mailed not less than ten days nor more than fifty days previous thereto to each stockholder of record entitled to vote, at his post office address appearing upon the records of the Corporation or at such other address as shall be furnished in writing by him to the Corporation for such purpose. Such further notice shall be given as may be required by law or by these By-Laws. Any meeting may be held without notice if all stockholders entitled to vote are present in person or by proxy, or if notice is waived in writing, either before or after the meeting, by those not present.

Section 4 . Quorum. The holders of record of at least a majority of the shares of the stock of the Corporation, issued and outstanding and entitled to vote, present in person or by proxy, shall, except as otherwise provided by law or by these By-Laws, constitute a quorum at all meetings of the stockholders; if there be no such quorum, the holders of a majority of such shares so present or represented may adjourn the meeting from time to time until a quorum shall have been obtained.

Section 5 . Organization of Meetings. Meetings of the stockholders shall be presided over by the Chairman of the Board, if there be one, or if he is not present, by the President, or if he is not present, by a chairman to be chosen at the meeting. The Secretary of the Corporation, or in his/her absence an Assistant Secretary, shall act as Secretary of the meeting, if present.

Section 6 . Voting. At each meeting of stockholders, except as otherwise provided by statute or the Certificate of Incorporation, every holder of record of stock entitled to vote shall be entitled to one vote in person or by proxy for each share of such stock standing in his name on the records of the Corporation. Elections of directors shall be determined by a plurality of the votes cast thereat and, except as otherwise provided by statute, the Certificate of Incorporation, or these By-Laws, all other action shall be determined by a majority of the votes cast at such meeting. Each proxy to vote shall be in writing and signed by the stockholder or by his duly authorized attorney.
               At all elections of directors, the voting shall be by ballot or in such other manner as may be determined by the stockholders present in person or by proxy entitled to vote at such election. With respect to any other matter presented to the stockholders for their consideration at a meeting, any stockholder entitled to vote may, on any question, demand a vote by ballot.
                   A complete list of the stockholders entitled to vote at each such meeting, arranged in alphabetical order, with the address of each, and the number of shares registered in the name of each stockholder, shall be prepared by the Secretary and shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

Section 7 . Inspectors of Election. The Board of Directors in advance of any meeting of stockholders may appoint one or more Inspectors of Election to act at the meeting or any adjournment thereof. If Inspectors of Election are not so appointed, the chairman of the meeting may, and on the request of any stockholder entitled to vote shall, appoint one or more Inspectors of Election. Each Inspector of Election, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of Inspector of Election at such meeting with strict impartiality and according to the best of his ability. If appointed, Inspectors of Election shall take charge of the polls and, when the vote is completed, shall make a certificate of the result of the vote taken and of such other facts as may be required by law.
               Section 8. Action by Consent. Any action required or permitted to be taken at any meeting of stockholders may be taken without a meeting, if, prior to such action, a written consent or consents thereto, setting forth such action, is signed by the holders of record of all of the shares of the stock of the Corporation, issued and outstanding and entitled to vote.

                                ARTICLE II
       DIRECTORS
Section 1 .  Number, Quorum, Term, Vacancies,          Removal.  The Board
of Directors of the Corporation shall consist of six persons. The number of directors may be changed by a resolution passed by a majority of the whole Board or by a vote of the holders of record of at least a majority of the shares of stock of the Corporation, issued and outstanding and entitled to vote.
               A majority of the members of the Board of Directors then holding office (but not less than one-third of the total number of directors nor less than two directors) shall constitute a quorum for the transaction of business, but if at any meeting of the Board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum shall have been obtained.

                   The Board of Directors shall be divided into three classes which shall be denominated Class I, Class II and Class III, respectively, and whose members shall be as nearly equal in number as may be possible, to serve for the following terms and until their successors shall have been elected and shall have been qualified and unless sooner displaced or removed: Class I, comprised of two Directors and to serve until the Annual Meeting of the Company's Stockholders in 1996; Class II to be comprised of three Directors and to serve until the Annual Meeting of the Company's Stockholders in 1997; and Class III, comprised of two Directors to serve from until the Annual Meeting of the Company's Stockholders in 1998. Thereafter, at each subsequent Annual Meeting of Stockholders the successors to the Class of Directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding Annual Meeting.
                   Notwithstanding the foregoing, whenever the holders of any series of Series Preferred Stock shall be entitled, voting separately as a Class, to elect Directors, the terms of all Directors elected by such holders shall expire at the next succeeding Annual Meeting of Stockholders.
                   Whenever any vacancy shall have occurred in the Board of Directors by reason of death, resignation, or otherwise, other than removal of a Director without cause by a vote of the stockholders, it shall be filled by a majority of the remaining directors, though less than a quorum (except as otherwise provided by law), or by the stockholders, and the person so chosen shall hold office until the next annual election and until his successor is duly elected and has qualified.
                   Any one or more of the Directors of the Corporation may be removed with or without cause at any time by the affirmative vote or consent of the holders of four-fifths (4/5ths) of all classes of stock of the Corporation entitled to vote in elections of Directors, considered for purposes of this paragraph as one class, and thereupon the term of the Director or Directors who shall have been so removed shall forthwith terminate and there shall be a vacancy or vacancies in the Board of Directors, to be filled by a vote of the stockholders as provided in these By-Laws; provided, however, that the Board of Directors by majority vote of the entire Board shall have the power to remove for cause any director from the Board of Directors. As used in this paragraph, "entire Board" means the total number of directorships then fixed. Such affirmative vote or consent shall be in addition to the vote or consent of the holders of the stock of the Corporation otherwise required by law or any agreement between the Corporation and any national securities exchange.

Section 2 . Meetings, Notice. Meetings of the Board of Directors shall be held at such place either within or without the State of Delaware, as may from time to time be fixed by resolution of the Board, or as may be specified in the call or in a waiver of notice thereof. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board, and special meetings may be held at any time upon the call of two directors, the Chairman of the Board, if one be elected, or the President, by oral, telegraphic or written notice, duly served on or sent or mailed to each director not less than two days before such meeting. A meeting of the Board may be held without notice immediately after the annual meeting of stockholders at the same place at which such meeting was held. Notice need not be given of regular meetings of the Board. Any meeting may be held without notice, if all directors are present, or if notice is waived in writing, either before or after the meeting, by those not present.

Section 3 . Committees. The Board of Directors may, in its discretion, by resolution passed by a majority of the whole Board, designate from among its members one or more committees which shall consist of two or more directors. The Board may designate one or more directors as alternate members of any such committee, who may replace any absent or disqualified member at any meeting of the committee. Such committees shall have and may exercise such powers as shall be conferred or authorized by the resolution appointing them. A majority of any such committee may determine its action and fix the time and place of its meetings, unless the Board of Directors shall otherwise provide. The Board shall have power at any time to change the membership of any such committee, to fill vacancies in it, or to dissolve it.

Section 4 . Action by Consent. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting, if prior to such action a written consent or consents thereto is signed by all members of the Board, or of such committee as the case may be, and such written consent or consents is filed with the minutes of proceedings of the board or committee.

Section 5 . Compensation. The Board of Directors may determine, from time to time, the amount of compensation which shall be paid to its members. The Board of Directors shall also have power, in its discretion, to allow a fixed sum and expenses for attendance at each regular or special meeting of the Board, or of any committee of the Board; in addition the Board of Directors shall also have power, in its discretion to provide for and pay to directors rendering services to the Corporation not ordinarily rendered by directors, as such, special compensation appropriate to the value of such services, as determined by the Board from time to time.

                                ARTICLE III
       OFFICERS
Section 1 . Title and Election. The officers of the Corporation, who shall be chosen by the Board of Directors at its first meeting after each annual meeting of stockholders shall be a President, a Treasurer and a Secretary. The Board of Directors from time to time may elect a Chairman of the Board, one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and such other officers and agents as it shall deem necessary, and may define their powers and duties. Any number of offices may be held by the same person.

Section 2 . Terms of Office. The officers shall hold office until their successors are chosen and qualify.

Section 3 . Removal. Any officer may be removed, either with or without cause, at any time, by the affirmative vote of a majority of the Board of Directors.

Section 4 . Resignations. Any officer may resign at any time by giving written notice to the Board of Directors or to the Secretary. Such resignation shall take effect at the time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5 . Vacancies. If the office of any officer or agent becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, the directors may choose a successor, who shall hold office for the unexpired term in respect of which such vacancy occurred.

Section 6 . Chairman of the Board. The Chairman of the Board of Directors, if one be elected, shall preside at all meetings of the Board of Directors and of the stockholders, and he shall have and perform such other duties as from time to time may be assigned to him by the Board of Directors.

Section 7 . President. The President shall be the chief executive officer of the Corporation and, in the absence of the Chairman, shall preside at all meetings of the Board of Directors, and of the stockholders. He shall exercise the powers and perform the duties usual to the chief executive officer and, subject to the control of the Board of Directors, shall have general management and control of the affairs and business of the Corporation; he shall appoint and discharge employees and agents of the Corporation (other than officers elected by the Board of Directors) and fix their compensation; and he shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall have the power to execute bonds, mortgages and other contracts, agreements and instruments of the Corporation, and shall do and perform such other duties as from time to time may be assigned to him by the Board of Directors.

Section 8 . Vice Presidents. If chosen, the Vice Presidents, in the order of their seniority, shall, in the absence or disability of the President, exercise all of the powers and duties of the President. Such Vice Presidents shall have the power to execute bonds, notes, mortgages and other contracts, agreements and instruments of the Corporation, and shall do and perform such other duties incident to the office of Vice President and as the Board of Directors, or the President shall direct.

Section 9 . Secretary. The Secretary shall attend all sessions of the Board and all meetings of the stockholders and record all votes and the minutes of proceedings in a book to be kept for that purpose. He/She shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors. The Secretary shall affix the corporate seal to any instrument requiring it, and when so affixed, it shall be attested by the signature of the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer who may affix the seal to any such instrument in the event of the absence or disability of the Secretary. The Secretary shall have and be the custodian of the stock records and all other books, records and papers of the Corporation (other than financial) and shall see that all books, reports, statements, certificates and other documents and records required by law are properly kept and filed.

Section 10 . Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all monies, and other valuable effects in the name and to the credit of the Corporation, in such depositories as may be designated by the Board of Directors. He/She shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the directors whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.

Section 11 . Duties of Officers May be Delegated. In case of the absence or disability of any officer of the Corporation, or for any other reason that the Board may deem sufficient, the Board may delegate for the time being, the powers or duties, or any of them, of such officer to any other officer, or to any director.

                                ARTICLE IV
       INDEMNIFICATION
Section 1 . Actions by Others. The Corporation (1) shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director or an officer of the Corporation and (2) except as otherwise required by Section 3 of this Article, may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was an employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, agent of or participant in another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful.

          Section 2 . Actions by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, agent of or participant in another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been or adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the Delaware Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Delaware Court of Chancery or such other court shall deem proper.

Section 3 . Successful Defense. To the extent that a person who is or was a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 1 or Section 2 of this Article, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

Section 4 . Specific Authorization. Any indemnification under Section 1 or Section 2 of this Article (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in said Sections 1 and 2. Such determination shall be made (1) by the Board of Directors by a majority vote of quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable; or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion or (3) by the stockholders.

Section 5 . Advance of Expenses. Expenses incurred by any person who may have a right of indemnification under this Article in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceedings authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation pursuant to this Article.

Section 6 . Right of Indemnity Not Exclusive. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any by-laws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

Section 7 . Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of or participant in another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article, Section 145 of the General Corporation Law of the State of Delaware or otherwise.

Section 8 . Invalidity of Any Provisions of this Article. The invalidity or unenforceability of any provision of this Article shall not affect the validity or enforceability of the remaining provisions of this Article.

                                ARTICLE V
       CAPITAL STOCK

Section 1 . Certificates. The interest of each stockholder of the Corporation shall be evidenced by certificates for shares of stock in such form as the Board of Directors may from time to time prescribe. The certificates of stock shall be signed by the President or a Vice President and by the Secretary, or the Treasurer, or an Assistant Secretary, or an Assistant Treasurer, sealed with the seal of the Corporation or a facsimile thereof, and countersigned and registered in such manner, if any, as the Board of Directors may by resolution prescribe. Where any such certificate is countersigned by a transfer agent other than the Corporation or its employee, or registered by a registrar other than the Corporation or its employee, the signature of any such officer may be a facsimile signature. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures' shall have been used thereon had not ceased to be such officer or officers' shall have been used thereon.

Section 2 . Transfer. The shares of stock of the Corporation shall be transferred only upon the books of the Corporation by the holder thereof in person or by his attorney, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require.

Section 3 . Record Dates. The Board of Directors may fix in advance a date, not less than ten nor more than sixty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the distribution or allotment of any rights, or the date when any change, conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividend, or to receive any distribution or allotment of such rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such distribution or allotment or rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date fixed as aforesaid.

Section 4 . Lost Certificates. In the event that any certificates of stock are lost, stolen, destroyed or mutilated, the Board of Directors may authorize the issuance of a new certificate of the same tenor and for the same number of shares in lieu thereof. The Board may in its discretion, before the issuance of such new certificate, require owner of the lost, stolen, destroyed or mutilated certificate, or the legal representative of the owner to make an affidavit or affirmation setting forth such facts as to the loss, destruction or mutilation as it deems necessary, and to give the Corporation a bond in such reasonable sum as it directs to indemnify the Corporation.
                                ARTICLE VI
       CHECKS, NOTES, ETC.
          Section 1 . Checks, Notes, Etc. All checks and drafts on the Corporation's bank accounts and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, may be signed by the President or any Vice President and may also be signed by such other officer or officers, agent or agents, as shall be thereunto authorized from time to time by the Board of Directors,

                                ARTICLE VII
       MISCELLANEOUS PROVISIONS

Section 1 . Offices. The registered office of the Corporation shall be located at the office of The Corporation Trust Company, in the City of Dover, County of Kent, in the State of Delaware and said corporation shall be the registered agent of this Corporation in charge thereof. The Corporation may have other offices either within or without the State of Delaware at such places as shall be determined from time to time by the Board of Directors or the business of the Corporation may require.

Section 2 . Fiscal Year. The fiscal and operating year of the Corporation shall commence on January 1 and end on December 31 in each year.

Section 3 . Corporate Seal. The seal of the Corporation shall be circular in form and contain the name of the Corporation, and state of its incorporation. Such seal may be altered from time to time at the discretion of the Board of Directors.

Section 4 . Books. There shall be kept at such office of the Corporation as the Board of Directors shall determine, within or without the State of Delaware, correct books and records of account of all its business and transactions, minutes of the proceedings of its stockholders, Board of Directors and committees, and the stock book, containing the names and addresses of the stockholders, the number of shares held by them, respectively, and the dates when they respectively became the owners of record thereof, and in which the transfer of stock shall be registered, and such other books and records as the Board of Directors may from time to time determine.

Section 5 . Voting of Stock. Unless otherwise specifically authorized by the Board of Directors, all stock owned by the Corporation, other than stock of the Corporation, shall be voted, in person or by proxy, by the President or any Vice President of the Corporation on behalf of the Corporation.




                                ARTICLE VIII
       AMENDMENTS

Section 1 . Amendments. The vote of the holders of at least a majority of the shares of stock of the Corporation, issued and outstanding and entitled to vote, shall be necessary at any meeting of stockholders to amend or repeal these By-Laws or to adopt new by-laws. These By-Laws may also be amended or repealed, or new by-laws adopted, at any meeting of the Board of Directors by the vote of at least a majority of the entire Board; provided that any by-law adopted by the Board may be amended or repealed by the
stockholders in the manner set forth above.       Any proposal to amend  or
repeal these By-Laws or to adopt new by-laws shall be stated in the notice of the meeting of the Board of Directors or the stockholders, or in the waiver of notice thereof, as the case may be, unless all of the directors or the holders of record of all of the shares of stock of the Corporation, issued and outstanding and entitled to vote, are present at such meeting.