Form 10-Q
period 1996-06-30
MASTEC INC
filed 1996-08-14
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                         Commission file number 0-3797

                                 MASTEC, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                          59-1259279
    --------------------------------      -------------------------
      (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)         Identification No.)


    3155 N.W. 77th Avenue, Miami, FL              33122-1205
- ---------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code:    (305) 599-1800
                                                 -------------------

   Former name, former address and former fiscal year, if changed since last report:
                 8600 N.W. 36th Street, Miami, FL   33166-6699
    ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X__  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding as of
            Class of Common Stock             August 12, 1996
       --------------------------------     --------------------
               $ 0.10 par value                  16,761,645

                                 MasTec, Inc.
                                     Index

PART I     FINANCIAL INFORMATION

Item 1 -Unaudited Condensed Consolidated Statements of Income for the
      Three and Six Month Periods Ended June 30, 1996 and 1995              3

      Condensed Consolidated Balance Sheets as of June 30, 1996
      (Unaudited) and December 31, 1995 (Audited)                           4

      Unaudited Consolidated  Statement of Shareholders' Equity for the
      Six Month Period ended June 30, 1996                                  5

      Unaudited Condensed Consolidated Statements of Cash Flows
      for the Six Month Period Ended June 30, 1996 and 1995                 6

      Notes to Condensed Consolidated Financial Statements (Unaudited)     11

Item 2 -Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                18

PART II OTHER INFORMATION                                                  23

                                 MasTec, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)

                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JUNE 30,            JUNE 30,
                                (Unaudited)         (Unaudited)

                                         1996      1995      1996      1995
                                    ------------------------------------------
Revenue                                 $108,634  $39,174   $171,181  $73,797
Costs of revenue and expenses:
    Costs of revenue,
       excluding depreciation             81,595   27,925    128,925   52,914
    Depreciation and amortization          3,033    1,583      5,295    2,888
    General and administrative expenses   12,622    3,630     19,100    7,462
                                         -------------------------------------
    Operating income                      11,384    6,036     17,861   10,533

Interest expense -
    Borrowings                             3,430      995      5,107    2,093
    Notes to stockholders                      0       66          0      135
Interest and dividend income               1,156      441      1,980      836
Interest on notes from stockholders           76       95         91      193
Other income, net                            407    1,593        415    1,659
                                         -------------------------------------
Income from continuing operations
 before equity in earnings (losses)
 of unconsolidated companies, income
 taxes and minority interest               9,593    7,104     15,240   10,993
Equity in earnings (losses) of
 unconsolidated companies                    837        0      1,203      (11)
Provision for income taxes                 3,828    2,679      6,151    4,119
Minority interest                            229      (22)       224      (36)
                                         -------------------------------------
Income from continuing operations          6,373    4,447     10,068    6,899

Discontinued operations (Note 5):
(Loss)income from discontinued operations
(net of applicable income taxes)             (39)     205        (53)     462
Gain on disposal of discontinued
 operations (net of applicable income taxes)  66        0         66    1,452
                                         -------------------------------------
Net income                               $ 6,400  $ 4,652    $10,081  $ 8,813
                                         ================== ========= ========
Weighted average shares outstanding       16,468   16,166     16,312   16,168
                                         ================== ========= ========
Earnings per share:
Continuing operations                    $  0.39  $  0.28    $  0.62  $  0.43
Discontinued operations                     0.00     0.01       0.00     0.12
                                         -------------------------------------
                                         $  0.39  $  0.29    $  0.62  $  0.55
                                         ================== ========= ========




The accompanying notes are an integral part of these financial statements

                                 MasTec, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                     June 30, 1996  December 31, 1995
                                      (unaudited)     (audited)
ASSETS
Current assets:
Cash and cash equivalents                $ 1,219        $ 1,076
Accounts receivable-net and
  unbilled revenue                       253,566         45,922
Notes receivable and accrued interest     29,329         27,505
Inventories                                5,016          2,819
Other current assets                      31,578         27,878
                                       ----------    -----------
     Total current assets                320,708        105,200
                                       ----------    -----------
Property and equipment                    71,357         55,806
Accumulated depreciation                 (15,872)       (11,235)
                                       ----------    -----------
    Property-net                          55,485         44,571
                                       ----------    -----------
Investments in  and advances to
   unconsolidated companies               30,174         14,847
Notes receivable from stockholders         1,770          1,770
Other assets                              10,479          3,775
                                       ----------    -----------
          TOTAL ASSETS                  $418,616       $170,163
                                       ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt               $61,409        $27,863
Accounts payable                         129,403         19,026
Other current liabilities                 33,984         13,744
                                       ----------    -----------
     Total current liabilities           224,796         60,633
                                       ----------    -----------
Other liabilities                         41,840         14,800
                                       ----------    -----------
Long-term debt                            79,729         34,601
Convertible subordinated debentures            0          9,625
                                       ----------    -----------
    Total long-term debt                  79,729         44,226
                                       ----------    -----------
Commitments and contingencies
Stockholders' equity:
Common stock                               2,643          2,643
Capital surplus                          139,653        134,186
Retained earnings                         15,744          5,663
Accumulated translation adjustments          (40)             1
Treasury stock                           (85,749)       (91,989)
                                       ----------    -----------
    Total stockholders' equity            72,251         50,504
                                       ----------    -----------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $418,616       $170,163
                                       ==========     ==========
The accompanying notes are an integral part of these financial statements.

                                   MasTec, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (In Thousands)
                     for the six months ended June 30, 1996

                               Common Stock
                                  Issued               Capital   Retained Accumulated Treasury
                                  Shares      Amount   Surplus   Earnings Translation  Stock      Total
Balance December 31, 1995           26,435  $  2,643   $ 134,186 $  5,663 $    1       $ (91,989) $ 50,504
Net Income                                                         10,081                           10,081
Cumulative Effect of Translation                                             (41)                      (41)
Stock issued to Employees from
  Treasury Shares                                             (7)                            123       116
Stock Issued for Debentures from
  Treasury Shares                                          5,474                           6,117    11,591
- -----------------------------------------------------------------------------------------------------------
Balance June 30, 1996               26,435  $  2,643   $ 139,653 $ 15,744 $  (40)      $ (85,749) $ 72,251
===========================================================================================================




































The accompanying notes are an integral part of these financial statements.

                                 MasTec, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         1996         1995
                                                      ----------   ----------
                                                             (Unaudited)
Cash flows from operating activities:
Net income                                               $10,081     $  8,813
Adjustments to reconcile net income to
 net cash provided by operating activities:
Minority interest                                            224          (36)
Depreciation and amortization                              5,295        2,888
Equity in (earnings) losses of unconsolidated companies   (1,203)          11
Net gain on sale of discontinued operations                 (105)      (2,304)
Loss (gain) on sale of assets                                 93         (138)
Changes in assets and liabilities net of
 effect of acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue            38,296       (6,776)
  Inventories and other current assets                       421         (849)
  Other assets                                            (2,165)         160
  Accounts payable and expenses                          (10,377)       6,952
  Accrued income taxes                                       444        1,317
  Other current liabilities                                  (94)        (643)
  Net assets of discontinued operations                    1,785          556
  Deferred taxes                                            (319)        (310)
  Other liabilities                                          293          853
                                                   ----------------------------
Net cash provided by operating activities                 42,669       10,494
                                                   ----------------------------
Cash flows from investing activities:
  Cash acquired in acquisitions                              999            0
  Cash paid for acquisitions                              (6,169)           0
  Repayment of notes receivable                              766            0
  Proceeds from sale of preferred stock                    5,100            0
  Repayment of loans to shareholders                           0        1,800
  Capital expenditures                                    (2,808)      (7,170)
  Investment in unconsolidated companies                  (1,410)           0
  Distributions from unconsolidated companies                  0           79
  Net proceeds from sale of discontinued operations            0        9,718
  Proceeds from sale of real estate and other assets       3,535        1,218
                                                   ----------------------------
Net cash provided by investing activities                     13        5,645
                                                   ----------------------------
Cash flows from financing activities:
 Proceeds from Revolver                                    4,798            0
 Borrowings                                                3,200            0
 Proceeds from Term Loan                                       0       12,000
 Proceeds from Equipment Loan                                  0        2,584
 Debt repayments                                         (50,612)     (20,718)
 Repayment of loans from shareholders                          0       (2,500)
 Net proceeds from common stock issued from treasury         116           75
 Financing costs                                               0         (516)
                                                   ----------------------------
Net cash used in financing activities                    (42,498)      (9,075)
                                                   ----------------------------
The accompanying notes are an integral part of these financial statements.

                                 MasTec, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         1996         1995
                                                      ----------   ----------
                                                             (Unaudited)

Effect of translation on cash                                (41)           0
Net increase in cash and cash equivalents                    143        7,064
Cash and cash equivalents - beginning of period            1,076        5,612
                                                   ----------------------------
Cash and cash equivalents - end of period               $  1,219    $  12,676
                                                       ==========  ===========
Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                            $ 5,013     $  2,568
     Income taxes                                        $ 3,957     $  4,121




































The accompanying notes are an integral part of these financial statements.

                                 MasTec, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (In Thousands)

Supplemental disclosure of non-cash investing and financing activities:

                                          1996
                                       ----------

Acquisition of Carolina Com-Tec
Fair value of assets acquired:
  Accounts receivable                             $ 3,660
  Inventories                                         722
  Other current assets                                 26
  Property and equipment                              657
  Other assets                                         11
                                                  ---------
  Total non-cash assets                             5,076
                                                  ---------
  Liabilities                                       2,873
  Long-term debt                                      576
                                                  ---------
  Total liabilities assumed                         3,449
                                                  ---------
  Net non-cash assets acquired                      1,627
  Cash acquired                                       167
                                                  ---------
  Fair value of net assets acquired                 1,794
  Excess over fair value of assets acquired         4,956
                                                  ---------
  Purchase price                                  $ 6,750
                                                  =========

  Seller financing                                $ 3,500
  Cash paid for acquisition                         1,000
  Contingent consideration                          2,250
                                                  ---------
  Purchase price                                  $ 6,750
                                                  =========

















The accompanying notes are an integral part of these financial statements.

                                 MasTec, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                (In Thousands)

Supplemental disclosure of non-cash investing and financing activities:

                                          1996
                                       ----------
Acquisition of Sintel
Fair value of assets acquired:
  Accounts receivable                            $242,280
  Inventories                                       2,258
  Other current assets                             10,088
  Property and equipment                            8,093
  Investment in unconsolidated companies            9,373
  Other assets                                      2,094
                                                  ---------
  Total non-cash assets                           274,186
                                                  ---------
  Liabilities                                     158,117
  Long-term debt                                   78,024
                                                  ---------
  Total liabilities assumed                       236,141
                                                  ---------
  Net non-cash assets acquired                     38,045
  Cash acquired                                       832
                                                  ---------
Purchase price                                    $38,877
                                                  =========

  Seller financing                                $33,465
  Cash paid for acquisition                         5,169
  Acquisition costs paid by the Company               243
                                                  ---------
  Purchase price                                  $38,877
                                                  =========
                                                                 1995
                                                              ----------
Property acquired
 through financing arrangements                   $ 5,952     $  2,921
                                                  =========   =========

Property disposed
  Receivable arising from the sale of equipment   $     0     $  1,200
                                                  =========   =========

In 1996, the Company converted $11.6 million of its 12% Convertible Subordinated Debentures into Common Stock. Common Stock was issued from treasury at a cost of $ 6.1 million. See Note 4 to the Condensed Consolidated Financial Statements

In 1996, the Company's purchase of an additional 3% interest in Supercanal, S.A. was financed in part by the sellers for $2 million. See Note 2 to the Condensed Consolidated Financial Statements.


The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

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

The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. The Company translates foreign currency financial statements by translating balance sheet accounts at the exchange rate on the balance sheet date and income statement accounts at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and realized gains and losses are reflected in income.

2. ACQUISITIONS

Carolina Com-Tec

In February 1996, the Company purchased for $6,750,000 the outstanding stock of Carolina Com-Tec, Inc., a company engaged in installing and maintaining voice, data and video networks. The stockholders of Carolina Com-Tec, Inc. received $1.0 million at closing, a $2.0 million 12% note paid June 1, 1996, and a $1.5 million 8% note, payable in quarterly installments over four years. The balance of the purchase price is payable over the next four years based on future pre-tax earnings of Carolina Com-Tec, Inc. The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Condensed Consolidated Statements of Cash Flows.

Supercanal

In March 1996, the Company acquired an additional 3% of Supercanal, S.A. ("Supercanal") , an Argentine cable television company, in exchange for $2.0 million and the Company's interest in an Argentine radio station and newspaper acquired in October 1995 at the time of the Company's initial investment in Supercanal. The additional 3% was financed by the sellers and is payable over nine months at 12% interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

In July 1996, the Company contributed its ownership interest in Supercanal to a holding company . Concurrently, Multicanal, S.A., one of the leading cable television operators in Argentina, acquired a 20% interest in the holding company for up to $17.7 million in cash, subject to adjustment based on the number of Supercanal's subscribers. MasTec's interest in the holding company was reduced to approximately 28.5% as a result of Multicanal's investment. Under the purchase agreement, Multicanal also will provide programming and management services to Supercanal.

Sintel

On April 30, 1996 , the Company purchased from Telefonica de Espana, S.A. ("Telefonica") 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. The purchase price for Sintel was Spanish Pesetas ("Pesetas") 4.9 billion (US$39.5 million at an exchange rate of 124 Pesetas to one U.S. dollar). An initial payment of Pesetas 650 million (US$5.2 million) was made at closing. An additional Pesetas 650 million (US$5.2 million) is due on December 31, 1996, with the balance of the purchase price, Pesetas 3.6 billion (US$29.1 million), due in two equal installments on December 31, 1997 and 1998. As part of the terms of the purchase and sale agreement with Telefonica Sintel sold certain buildings to Telefonica and Telefonica repaid certain tax credits and made a capital contribution to Sintel (the "Related Transactions"). The total proceeds from the Related Transactions were approximately $41 million . The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Condensed Consolidated Statements of Cash Flows. The Sintel acquisition gives the Company a significant international presence. See Note 7 regarding geographic information.

The following information presents the unaudited pro forma condensed results of operations for the six months ended June 30, 1996 and 1995 as if the Company's acquisition of Sintel and the Related Transactions had occurred on January 1, 1995. The Sintel acquisition has been treated as a "purchase" as the term is used under generally accepted accounting principles. Management's preliminary estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for employee terminations net of deferred taxes. The final allocation will be contingent upon final assessment of the fair value of the net assets acquired. The allocation reflects management's best estimate based upon currently available information and significant differences are not expected. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ( $700,000 and $1.2 million for 1996 and 1995, respectively), offset by the reduction in interest and depreciation expenses resulting from the Related Transactions ( $1 million and $2.2 million for 1996 and 1995, respectively) and a tax benefit at 35% for each period , are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the Related Transactions occurred January 1, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

                                        Pro forma results of  operations
                                       for the six months ended June 30,
                                               1996          1995

Revenue                                      $254,876    $186,258
Income (loss) from continuing operations       13,264      (6,696)
Net income (loss)                              13,277      (4,782)
Earnings (loss) per share:
Continuing operations                        $   0.81    $  (0.42)
Discontinued operations                          0.00        0.12
Net income (loss)                                0.81       (0.30)

The pro forma results for the six months ended June 30, 1996 and 1995 include special charges incurred by Sintel related to a restructuring plan of $1.4 million and $13.5 million, net of tax, respectively.

3.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a substantial portion of its revenue from the provision of telecommunication infrastructure services to Telefonica and to BellSouth Telecommunications, Inc. ("BellSouth"). For the six months ended June 30, 1996, approximately 22% and 20% of the Company's revenue was derived from services performed for Telefonica and BellSouth , respectively. Revenue generated by Sintel from Telefonica is included from May 1, 1996 (see Note 2). Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and BellSouth for a significant portion of its revenue in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

4.     DEBT

Debt is summarized as follows (in thousands):            June 30,  December 31,
                                                             1996        1995
                                                      -------------------------
Revolver, Fleet Credit Facility at LIBOR plus 2.00%
 (7.49% and 7.25% at June 30, 1996 and
 December 31, 1995, respectively)                        $    15,780 $ 10,982
Term Loans, Fleet Credit Facility, at LIBOR plus 2.25%
 (7.74% and 7.94% at June 30, 1996 and
 December 31, 1995, respectively)                             20,517   23,262
Revolving credit facility, at MIBOR plus 0.30% (9.12% at
  June 30, 1996 due November 1, 1996)                         34,056        0
Other bank facilities, at interest rates from 8.1% to 9.3%     7,186        0
Notes payable for equipment, at interest rates from 6.0%
 to 8.5% due in installments  through the year 2000           18,593   14,682
Notes payable for acquisitions, at interest rates from 7%
 to 12% due in installments through February 2000             41,657    8,382
Real estate mortgage notes, at interest rates from 8.53%
 to 9.5% due in installments through the year 2001             2,690    2,531
12% Convertible Subordinated Debentures due June 1996            659   12,250
                                                        -----------------------
Total debt                                                   141,138   72,089
Less current maturities                                      (61,409) (27,863)
                                                  -----------------------------
Long term debt                                               $79,729 $ 44,226
                                                           ========== =========

Not included in the preceding table at June 30, 1996 and December 31, 1995 is approximately $2.1 million in capital leases related to discontinued operations (see Note 5).

On May 31, 1996, the Company called its 12% Convertible Subordinated Debentures (the "Debentures") effective June 30, 1996. All but $659,000 of the Debentures were converted to Common Stock, increasing the number of shares outstanding by 690,219.

The Company maintains a $40.0 million credit facility with Shawmut Capital Corporation n/k/a Fleet Capital Corporation (the "Fleet Credit Facility") maturing January 2000 and also maintains several other credit facilities for the purpose of financing equipment purchases. Additionally, the Company has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. At June 30, 1996, the Company had $74.4 million ( 9.5 billion Pesetas) of debt denominated in Pesetas, including the acquisition debt of $33.4 million incurred pursuant to the Sintel acquisition (See Note 2).

Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants such as minimum levels of cash flow and tangible net worth, all of which were met at June 30, 1996.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

5.     DISCONTINUED OPERATIONS

In the third quarter of 1995, the Company determined to concentrate its resources and better position itself to achieve its strategic growth objectives by disposing of all of the general products segment that the Company acquired as part of the Burnup & Sims Inc. ("Burnup & Sims") acquisition ( the "Burnup Acquisition"). These operations and assets include Southeastern Printing Company, Inc. ("Southeastern"), Lectro Products, Inc. ("Lectro") and Floyd Theatres, Inc. ("Floyd Theatres").

In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million of which $1.8 million was used to satisfy liabilities not assumed by the buyer and transaction costs incurred. A gain of $1.5 million net of tax, resulted from this transaction in the first quarter of 1995. The remaining outdoor theater operations of Floyd Theatres are currently being marketed for sale for the underlying real estate value. Southeastern is being offered for sale and Lectro was sold during the third quarter of 1995.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of these assets. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows (in thousands):
                                  For the six months ended June 30,
                                          1996        1995
                                     ---------------------------
Revenue                                 $ 6,275     $ 16,219
                                        =========   =========
(Loss) earnings before income taxes     $   (86)    $    734
(Benefit) provision for income taxes        (33)         272
                                     ---------------------------
Net (loss) income from discontinued
 operations                             $   (53)    $    462
                                        =========   =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

The following comprises the net assets of discontinued operations
 (in thousands):
                                        June 30,  December 31,
                                          1996        1995

Receivables, net                        $ 1,865     $  1,432
Inventory                                 1,032        1,047
Property, plant and equipment, net        8,697        9,101
Other assets                                 53           51
Land held for sale                        1,095          964
Less:
Capital leases                            2,058        2,140
Accounts payable                            252          280
Accrued liabilities and reserve for
   loss on disposal                       3,608        3,775
                                        ---------- -----------
                                        $ 6,824     $  6,400
                                        =========   =========

6.    EARNINGS PER SHARE

Earnings per share is determined by dividing the income for the period by the weighted average of outstanding shares for the period after giving effect to dilutive stock options. The weighted average shares includes shares issued from the conversion of the Debentures from the date of conversion. Fully diluted earnings per share is not disclosed because the result is anti-dilutive. A pro forma primary earnings per share calculation assuming the conversion of the Debentures took place at the beginning of the year is not presented because the conversion of the Debentures did not have an impact on the Company's earnings per share .

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996


7.    GEOGRAPHIC INFORMATION

The Company's principal source of revenue is the provision of telecommunication infrastructure construction services in the United States and Spain. The Company did not have significant international operations in 1995, accordingly, only 1996 geographic information is presented below:

                                    Six months ended June 30
                                             1996

Revenue
  Domestic                                   $133,641
  International                                37,540
                                             ---------
Total                                        $171,181
                                             =========
Operating income
  Domestic                                   $ 14,249
  International                                 3,612
                                             ---------
Total                                        $ 17,861
                                             =========
Identifiable assets
  Domestic                                   $103,319
  International                               212,467
  Corporate                                   102,830
                                             ---------
Total                                        $418,616
                                             =========

There are no transfers between geographic areas. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Domestic operating income is net of corporate general and administrative expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, net assets of discontinued operations, real estate held for sale and notes receivable.

8.    CONTINGENCIES

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

In November 1993, Mr. Kahn filed a class action and derivative complaint against Burnup & Sims, the members of its Board of Directors, Church & Tower, Inc. and Church & Tower of Florida, Inc. (collectively, "Church & Tower"), and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal stockholders of Church & Tower. The 1993 lawsuit alleges, among other things, that the Burnup & Sims Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the Burnup Acquisition; and that Church & Tower and its principal stockholders had knowledge of the fiduciary duties owed by NBC and the Burnup & Sims Board of Directors and knowingly and substantially participated in the breach thereof. The lawsuit also claims derivatively that each member of the Burnup & Sims Board of Directors engaged in mismanagement, waste and breach of their fiduciary duties in managing Burnup & Sims' affairs. On March 7, 1994, the Delaware court in which these suits were filed denied plaintiff's motion to enjoin the Burnup Acquisition. Each of the foregoing lawsuits is in discovery and no trial date has been set. The Company believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

The Company is involved in a lawsuit filed by Bell South arising from certain work performed by a subcontractor of the Company from 1991 to 1993 and a second lawsuit filed by the County of Gilpin, Colorado, against the Company in connection with work performed for U.S. West, Inc. in 1992. The amounts claimed against the Company in these two lawsuits in the aggregate total approximately $1.5 million. Both lawsuits were filed in November 1995 and are in the early stages of discovery. The Company believes that the allegations asserted by Bell South and Gilpin County are without merit and intends to defend these lawsuits vigorously.

All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Albert Kahn in 1993, arise from activities undertaken prior to March 11, 1994, the date of the Burnup Acquisition.

The Company is also a party to other pending legal proceedings , none of which the Company believes is material to the Company's financial condition or results of operations

9.    SUBSEQUENT EVENTS

An agreement has been signed by the principal stockholder of the holding company for Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecell") to sell the holding company's stock to Inter-American Communications Corporation ("ICCA"), a U.S. public company, for consideration totaling approximately $105 million, subject to certain conditions. As a result of the signing, the maturity date of the Company's loan by its terms automatically has been extended to August 30, 1996. The Company will likely extend the due date further to allow additional time for the transaction to be completed. The consideration for the sale is a combination of cash, promissory notes of ICCA and ICCA common stock. If the transaction is completed, Company would, under the terms of its loan, receive approximately $35 million of the total consideration in a combination of cash, promissory notes of ICCA and ICCA common stock.

ITEM 2
                                 MasTec, Inc.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    MasTec is one of the world's leading contractors specializing in the build-out of telecommunications infrastructure. The Company's principal business consists of the design, installation, and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video and wide area networks inside buildings and installs central office equipment . The Company also provides general construction services consisting of design-and-build projects which the Company undertakes with private businesses and state and local governmental authorities.

    On April 30, 1996, the Company purchased from Telefonica 100% of the capital stock of Sintel , a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. The acquisition of Sintel more than doubled the size of the Company in terms of revenue and the number of employees . In Argentina, Chile and Peru, the Company operates through joint ventures in which it holds interests ranging from 38% to 50%. See Note 7 regarding geographic information. Also, see Note 2 to the Condensed Consolidated Financial Statements for pro forma financial information. Included in the Company's results for the quarter ended June 30, 1996 are the results of operation of Sintel from May 1, 1996 through June 30, 1996.

Results of Operations

     Revenue is generated primarily from telecommunications and related infrastructure services. Infrastructure services are provided to telephone companies, public utilities, CATV operators, other telecommunications providers, governmental agencies and private businesses. The Company also provides general construction services consisting of design-and-build projects which the Company undertakes with private businesses and state and local governmental authorities.

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

Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995.

     Included in the Company's results for the quarter ended June 30, 1996 are the results of operations of Sintel from May 1, 1996 through June 30, 1996. See Note 2 to the Condensed Consolidated Financial Statements.

     The following table sets forth certain historical consolidated financial data as a percentage of revenue for the three months ended June 30, 1996 and 1995.
                                             1996      1995
                                            ------    ------
Revenue                                     100.0 %  100.0  %
Costs of revenue, excluding depreciation     75.1 %   71.3  %
Depreciation and amortization                 2.8 %    4.0  %
General and administrative expenses          11.6 %    9.3  %
Interest expense                              3.2 %    2.7  %
Interest and dividend income, other income, net,
 equity in earnings of unconsolidated companies
 and minority interest                        2.1 %    5.5  %
Income from continuing operations             5.9 %   11.4  %


    Revenue.  Revenue increased by approximately $ 69.4 million or 177% from $
39.2 million in 1995 to $ 108.6 million in 1996, primarily due to international ($37.5 million) and domestic ($ 6.5 million) acquisitions, new master contracts, increased volume under existing contracts and other new business ($
17.8 million), and an increase of $ 7.6 million in general construction services revenue.

    Costs of revenue, excluding depreciation . Costs of revenue as a percentage of revenue increased from 71.3% in 1995 to 75.1% in 1996 primarily due to operations in new geographic areas. Domestic and international margins for the three months ended June 30, 1996 were 24.2% and 26.2%, respectively. Domestically, the Company has typically experienced reduced margins at the commencement of new contracts resulting from mobilization and startup costs, as well as costs incurred in recruiting and training of new personnel . Domestic gross margin has increased since the quarters ended September 30, 1995 (22.2%) and December 31, 1995 (23.3%) when the Company began to significantly expand and grow, and has remained near the gross margin for the three months ended March 31, 1996 ( 24.3%).

    Depreciation and amortization. Depreciation and amortization as a percentage of revenue decreased from 4.0% in 1995 to 2.8% in 1996 due to revenue growth and the lesser dependence by Sintel on its own equipment as Sintel typically uses subcontractors to supply heavy equipment when needed.

     General and administrative expenses. General and administrative expenses as a percentage of revenue increased from 9.3% in 1995 to 11.6% in 1996 primarily due to the acquisition of Sintel, which has a more costly overhead structure than the Company's domestic operations. Domestic and international general and administrative expenses as a percentage of revenue for the three months ended June 30, 1996 were 9.8% and 15.3%, respectively. Sintel initiated a cost reduction program that has reduced general and administrative expenses from 19.2% of revenue for the six months ended June 30, 1995 to 16.3% for the same period in 1996. This cost reduction program is continuing under the Company's ownership. Domestically, general and administrative expenses as a percentage of revenue are approximately the same for the first half of 1996 as for the comparable period in 1995.

     Interest expense. Interest expense increased from $1.1 million in 1995 to $3.4 million in 1996 . Included in interest expense for the three months ended June 30, 1996 is $1.4 million of interest expense incurred by the international operations to fund working capital needs. Interest expense also increased due to new borrowings used for acquisitions, for equipment purchases, to fund notes receivable and to make investments in unconsolidated companies.

     Interest and dividend income, other income, net, equity in earnings (losses) of unconsolidated companies and minority interest. Interest and dividend income for the second quarter of 1995 includes $300,000 of dividend income on an investment in preferred stock. The preferred stock was disposed of in the first quarter of 1996. Interest and dividend income reported for the second quarter of 1996 consists primarily of interest accrued on a note receivable entered into in the third quarter of 1995. Other income for 1995 included the favorable settlement of a litigation in the amount of $1,350,000. Equity in earnings of unconsolidated companies, which was insignificant prior to the acquisition of Sintel, consists primarily of the Company's share of earnings in Sintel's joint ventures in Argentina, Chile and Peru for the two months since the Sintel acquisition.


Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995.

     The following table sets forth certain historical consolidated financial data as a percentage of revenue for the six months ended June 30, 1996 and 1995.
                                             1996     1995
                                            ------   ------
Revenue                                     100.0 %  100.0  %
Costs of revenue, excluding depreciation     75.3 %   71.7  %
Depreciation and amortization                 3.1 %    3.9  %
General and administrative expenses          11.2 %   10.1  %
Interest expense                              3.0 %    3.0  %
Interest and dividend income, other income, net,
 equity in earnings (losses) of unconsolidated
 companies and minority interest              2.0 %    3.7  %
Income from continuing operations             5.9 %    9.3  %

       Revenue. Revenue increased by approximately $97.4 million or 132% from $73.8 million in 1995 to $171.2 million in 1996, primarily due to international ($37.5 million) and domestic ($ 13.5 million) acquisitions, new master contracts, increased volume under existing contracts and other new business ($
35.4 million), and an increase of $ 11.0 million in general construction services.

       Costs of revenue, excluding depreciation . Costs of revenue as a percentage of revenue increased from 71.7% in 1995 to 75.3% in 1996 primarily due to operations in new geographic areas. Domestic and international margins for the six months ended June 30, 1996 were 24.3% and 26.2%, respectively. The same trends discussed in the quarter to quarter discussion above impacted the six months' comparison.

     Depreciation and amortization. Depreciation and amortization as a percentage of revenue decreased from 3.9% in 1995 to 3.1% in 1996 due to revenue growth and the lesser dependence by Sintel on its own equipment as Sintel typically uses subcontractors to supply heavy equipment when needed.

     General and administrative expenses. General and administrative expenses as a percentage of revenue increased from 10.1% in 1995 to 11.2% in 1996. The increase in general administrative expenses as a percentage of revenue is primarily due to higher general and administrative expenses of the international operations, which approximated 15.3 % of international revenue. The same trends discussed in the quarter to quarter discussion above impacted the six months' comparison.

     Interest expense. Interest expense increased from $2.2 million in 1995 to $5.1 million in 1996. Included in interest expense for the six months ended June 30, 1996 is $1.4 million of interest expense incurred by the international operations to fund its working capital needs. Interest expense also increased due to new borrowings used for acquisitions, for equipment purchases, to fund notes receivable and to make investments in unconsolidated companies.

      Interest and dividend income, other income, net, equity in earnings (losses) of unconsolidated companies and minority interest. Interest and dividend income and other income, net, increased from $2.7 million in 1995 to $3.5 million in 1996 as a result of interest accrued on notes receivable and equity in earnings of unconsolidated companies. The increase from 1995 to 1996 was partially offset by the sale of a preferred stock investment.

Discontinued operations

    In March 1995, the Company sold the indoor theater assets of Floyd Theatres, resulting in a net gain of $1.5 million. (See Note 5 to the Condensed Consolidated Financial Statements.)

Financial Condition, Liquidity and Capital Resources

      The Company's balance sheet as of June 30, 1996 reflects the impact of the Sintel acquisition and the conversion of the Debentures to Common Stock. (See Notes 2 and 4 to the Condensed Consolidated Financial Statements.)

     The Company's primary source of liquidity during the six months ended June 30, 1996 has been cash flow from operating activities and to a lesser extent the proceeds from the sale of non-core assets. During the six months ended June 30, 1996, $ 42.7 million was generated from operations compared to $10.5 million in the comparable period of 1995. Operating cash flows for the 1996 period includes the collection of a significant amount of international receivables. The Company's major international customer's payment terms are 180 days and require all unbilled work near the end of the year (work in progress) to be billed prior to the close of year. Accordingly, the second quarter has higher collections for the international division than other quarters as the additional work in process billed in December is collected. Also, during the six months ended June 30, 1996, the Company invested $7.6 million in acquisitions and received $ 8.6 million from the sale of non core assets. Cash paid for capital expenditures was $2.8 million and an additional $6.0 million of capital expenditures were financed. The Company used its excess cash to repay debt, principally under its revolving credit facility with a wholly owned finance subsidiary of Telefonica and debentures Sintel had outstanding as of April 30, 1996.(See Note 4 to the Condensed Consolidated Financial Statements.)

       As of June 30, 1996, working capital was approximately $ 95.9 million compared to working capital of approximately $ 44.6 million at December 31, 1995. The significant increase in working capital is primarily attributable to the Sintel acquisition. Included in working capital at June 30, 1996, are the net assets of the discontinued operations, notes receivable (see Note 9 to the Condensed Consolidated Financial Statements) and real estate held for sale. Proceeds from the sale or repayment of these assets will be used for general corporate purposes including furthering the Company's growth strategy.

       As a result of expansion into new contract areas and continuing a fleet replacement program, the Company estimates spending approximately $14.0 million in capital expenditures in 1996 , primarily on existing domestic operations.

      The Company has completed two acquisitions and increased its investment in an unconsolidated company during the six months ended June 30, 1996, as detailed in Note 2 to the Condensed Consolidated Financial Statements. The combined consideration for these three transactions amounted to approximately $48.3 million plus certain ownership interests in other unconsolidated companies. The $48.3 million monetary consideration consists of approximately $6.2 million in cash payments and $42.1 million in seller financing, $9.3 million of which is due within the next twelve months.

     In March 1996, the Company sold its investment in preferred stock and was repaid certain receivables due the Company from the buyer for a total consideration of $6.3 million. (See Note 2 to the Condensed Consolidated Financial Statements.)

     The Company continues to pursue a strategy of growth through internal growth and expansion and through acquisitions. The Company anticipates that this growth as well as operating cash requirements, capital expenditures and debt service will be funded from cash flow generated by operations, sale of non-core assets, and external sources of financing. The success of the Company's growth strategy will be dependent in part on the Company obtaining additional capital. Although the Company believes that additional capital will be obtained, there can be no assurance that the Company will be able to obtain capital at satisfactory terms for this purpose. The Company has announced its intention to make an underwritten public offering of common stock in the approximate gross amount of $50 million.
  The  Company  conducts  business  in several foreign  currencies,  which  are
subject to fluctuations in the exchange rate relative to the U.S. dollar.   The
Company attempts to balance its foreign currency denominated assets and liabilities as a means of hedging its balance sheet currency risk, but there can be no assurance that this balance can be maintained. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of actual conversion into U.S. dollars.

  The Company's current and future operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation , hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. The Company cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on the Company's international operations.

PART II - OTHER INFORMATION
JUNE 30, 1996

Item 1.  Legal Proceedings.

         See Note 8 to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

        The 1996 Annual Meeting of Stockholders of MasTec, Inc. (the "Meeting") was held on June 3, 1996 for the purpose of electing one Class I director for a three-year term ending in 1999. At the Meeting, Jorge Mas was elected as Class I Director with 14,302,162 votes for, 0 withheld and 23,000 abstaining.


Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.
           Exhibit 2.1- Agreement dated April 1, 1996 between MasTec International, Inc. and Telefonica de Espana, S.A. filed as Exhibit 2.1 to the Company's Form 8-K Current Report dated April 30, 1996 and incorporated herein by reference.

                Exhibit 27.1  Article 5 - Financial Data Schedules.

         (b)     Reports on Form 8-K.

     On April 6, 1996, the Company filed a Form 8-K Current Report dated April 1, 1996 with the Securities and Exchange Commission reporting information under
Item 5 thereof regarding the proposed acquisition of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"). See Note 2 to the Condensed Consolidated Financial Statements.

     On May 15, 1996, the Company filed a Form 8-K Current Report dated April 30, 1996 with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the acquisition of Sintel.

     On July 15, 1996, the Company filed an amended Form 8-K Current Report dated April 30, 1996 with the Securities and Exchange Commission reporting information under Item 7 thereof regarding the financial statements of Sintel and the pro forma financial information required under Item 7.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MasTec, Inc.
                                               Registrant



Date: August 14, 1996                          /s/ Edwin D. Johnson
                                               ---------------------------
                                               Edwin D. Johnson
                                               Senior Vice President-
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)