Form 10-Q
period 1996-09-30
MASTEC INC
filed 1996-11-13
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                         Commission file number 0-3797

                                 MASTEC, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                          59-1259279
    --------------------------------      -------------------------
      (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)         Identification No.)


    3155 N.W. 77th Avenue, Miami, FL              33122-1205
---------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code:    (305) 599-1800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Outstanding as of
            Class of Common Stock            November  1, 1996
       --------------------------------     --------------------
               $ 0.10 par value                  16,767,645

                                 MasTec, Inc.
                                     Index

PART I     FINANCIAL INFORMATION

Item 1 -Unaudited Condensed Consolidated Statements of Income for the
      Three and Nine Month Periods Ended September 30, 1996 and 1995        3

      Condensed Consolidated Balance Sheets as of September 30, 1996
      (Unaudited) and December 31, 1995 (Audited)                           4

      Unaudited Consolidated  Statement of Shareholders' Equity for the
      Nine Month Period ended September 30, 1996                            6

      Unaudited Condensed Consolidated Statements of Cash Flows
      for the Nine Month Period Ended September 30, 1996 and 1995           7

      Notes to Condensed Consolidated Financial Statements (Unaudited)     12

Item 2 -Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                20

PART II   OTHER INFORMATION                                                26

                                 MasTec, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)

                                      THREE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                          (Unaudited)         (Unaudited)

                                         1996      1995      1996      1995
                                     ------------------------------------------
Revenue                                $142,394  $46,642   $313,575  $120,439
Costs of revenue and expenses:
    Costs of revenue,
    excluding depreciation              103,260  36,296     232,185    89,210
    Depreciation and amortization         3,740   1,878       9,035     4,766
    General and administrative
      expenses                           19,993   4,772      39,093    12,234
                                     ------------------------------------------
    Operating income                     15,401   3,696      33,262    14,229

Interest expense -
    Borrowings                            3,197     1,099     8,304     3,217
    Notes to stockholders                     0        25         0       135
Interest and dividend income                959       925     2,939     1,761
Interest on notes from stockholders          46        48       137       241
Special charges - real estate writedown       0    15,386         0    15,386
Other income, net                           544       102       959     1,761
                                     ------------------------------------------
Income (loss) from continuing operations
before equity in earnings (losses) of
unconsolidated companies, income taxes
and minority interest                    13,753   (11,739)   28,993      (746)
Equity in earnings (losses) of
  unconsolidated companies                  586      (158)    1,789      (169)
Provision (benefit) for income taxes      4,789    (4,409)   10,940      (290)
Minority interest                           188       (50)      412       (86)
                                     ------------------------------------------
Income from continuing operations         9,362    (7,438)   19,430      (539)

Discontinued operations (Note 5):
Income (loss) from discontinued operations
(net of applicable income taxes)            163      (353)      110       109
Gain on disposal of discontinued
 operations (net of applicable
 income taxes)                                0     1,904        66     3,356
                                     ------------------------------------------
Net income                              $ 9,525   $(5,887)  $19,606   $ 2,926
                                       ========= ========= ========= =========
Weighted average shares outstanding      17,093    16,047    16,572    16,043
                                       ========= ========= ========= =========
Earnings (loss) per share:
Continuing operations                   $  0.55  $  (0.46)  $  1.17   $ (0.03)
Discontinued operations                     .01      0.10       .01      0.21
                                     ------------------------------------------
                                        $  0.56  $  (0.37)  $  1.18   $  0.18
                                       ========= ========= ========= =========
The accompanying notes are an integral part of these condensed consolidated financial statements

                                 MasTec, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                       September 30, 1996    December 31, 1995
                                          (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                  $    3,324          $      1,076
Accounts receivable-net and
  unbilled revenue                            269,152                45,922
Notes receivable and accrued interest          29,655                27,505
Inventories                                     5,230                 2,819
Other current assets                           36,544                27,878
                                        --------------         --------------
     Total current assets                     343,905               105,200
                                        --------------         --------------

Property and equipment                         74,353                55,806
Accumulated depreciation                      (19,281)              (11,235)
                                        --------------         --------------
    Property-net                               55,072                44,571
                                        --------------         --------------
Investments in and advances to
   unconsolidated companies                    29,397                14,847
Notes receivable from stockholders              1,770                 1,770
Other assets                                   10,495                 3,775
                                        --------------         --------------
          TOTAL ASSETS                     $  440,639          $    170,163
                                        ==============         ==============


























The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 MasTec, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                       September 30, 1996    December 31, 1995
                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt              $      66,727          $     27,863
Accounts payable                              134,599                19,026
Other current liabilities                      35,060                13,744
                                        --------------         --------------
     Total current liabilities                236,386                60,633
                                        --------------         --------------

Other liabilities                              43,764                14,800
                                        --------------         --------------

Long-term debt                                 78,834                34,601
Convertible subordinated debentures                 0                 9,625
                                        --------------         --------------
    Total long-term debt                       78,834                44,226
                                        --------------         --------------
Commitments and contingencies
Stockholders' equity:
Common stock                                    2,643                 2,643
Capital surplus                               139,677               134,186
Retained earnings                              25,269                 5,663
Accumulated translation adjustments              (237)                    1
Treasury stock                                (85,697)              (91,989)
                                        --------------         --------------
    Total stockholders' equity                 81,655                50,504
                                        --------------         --------------
TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY          $     440,639          $    170,163
                                        ==============         ==============




















The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   MasTec, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (In Thousands)
                     for the nine months ended September 30, 1996
                                 (unaudited)

                               Common Stock
                                  Issued               Capital   Retained Accumulated Treasury
                                  Shares      Amount   Surplus   Earnings Translation  Stock      Total
Balance December 31, 1995           26,435  $  2,643   $ 134,186 $  5,663 $       1    $ (91,989) $ 50,504
Net Income                                                         19,606                           19,606
Cumulative Effect of Translation                                               (238)                  (238)
Stock issued to Employees from
  Treasury Shares                                             10                             168       178
Stock Issued for Debentures from
  Treasury Shares                                          5,481                           6,124    11,605
-----------------------------------------------------------------------------------------------------------
Balance September 30, 1996          26,435  $  2,643   $ 139,677 $ 25,269 $    (237)   $ (85,697) $ 81,655
===========================================================================================================


































The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MasTec, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1996         1995
                                                       ----------   ----------
                                                             (Unaudited)
Cash flows from operating activities:
Net income                                               $19,606     $  2,926
Adjustments to reconcile net income to
 net cash provided by operating activities:
Minority interest                                            412          (86)
Depreciation and amortization                              9,035        4,766
Special charge - real estate writedown                         0       15,386
Equity in (earnings) losses of unconsolidated companies   (1,789)         169
Net gain on sale of discontinued operations                 (105)      (3,771)
Gain on sale of assets                                      (100)          (7)
Changes in assets and liabilities net of effect of
  acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue            22,710      (13,740)
  Inventories and other current assets                    (5,656)        (737)
  Other assets                                            (2,627)      (1,184)
  Accounts payable and expenses                           (1,696)       5,469
  Accrued income taxes                                    (3,521)       3,968
  Other current liabilities                                3,415          252
  Net assets of discontinued operations                     (195)           0
  Deferred taxes                                           2,410       (9,371)
  Other liabilities                                        1,404          454
                                                   ----------------------------
Net cash provided by operating activities                 43,303        4,494
                                                   ----------------------------
Cash flows from investing activities:
  Cash acquired in acquisitions                              999          148
  Cash paid for acquisitions                              (6,164)      (1,750)
  Repayment of notes receivable                              440           35
  Proceeds from sale of preferred stock                    5,100            0
  Capital expenditures                                    (4,420)      (8,014)
  Investment in unconsolidated companies                  (1,651)           0
  Proceeds from sale of real estate and other assets       3,900        2,426
  Repayment of loans to stockholders                           0        1,800
  Investment in note receivable                                0      (25,000)
  Distributions from unconsolidated companies                  0           79
  Net proceeds from sale of discontinued operations            0       20,899
                                                   ----------------------------
Net cash used in investing activities                     (1,796)      (9,377)
                                                   ----------------------------








The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MasTec, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           1996         1995
                                                       ----------   ----------
                                                             (Unaudited)
Cash flows from financing activities:
 Proceeds from Revolver                                  $ 5,853     $ 20,025
 Borrowings                                                3,200            0
 Debt repayments                                         (48,470)     (32,367)
Net proceeds from common stock issued from treasury          178          123
 Proceeds from Term Loans                                      0       16,653
Repayment of loans from stockholders                           0       (2,500)
 Financing costs                                               0         (516)
                                                   ----------------------------
Net cash (used in) provided by financing activities      (39,239)       1,418
                                                   ----------------------------
Net increase in cash and cash equivalents                  2,268       (3,465)
Effect of translation on cash                                (20)           0
Cash and cash equivalents - beginning of period            1,076        5,612
                                                   ----------------------------
Cash and cash equivalents - end of period            $     3,324  $     2,147
                                                       ==========  ===========
Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                            $ 7,740     $  3,077
     Income taxes                                        $ 8,151     $  5,690



























The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MasTec, Inc.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (In Thousands)

Supplemental disclosure of non-cash investing and financing activities:

                                                 1996
                                              ----------
                                              (unaudited)

Acquisition of Carolina Com-Tec
Fair value of assets acquired:
  Accounts receivable                             $ 3,660
  Inventories                                         722
  Other current assets                                 26
  Property and equipment                              657
  Other assets                                         11
                                              --------------
  Total non-cash assets                             5,076
                                              --------------
  Liabilities                                       2,873
  Long-term debt                                      576
                                              --------------
  Total liabilities assumed                         3,449
                                              --------------
  Net non-cash assets acquired                      1,627
  Cash acquired                                       167
                                              --------------
  Fair value of net assets acquired                 1,794
  Excess over fair value of assets acquired         4,956
                                              --------------
  Purchase price                                  $ 6,750
                                                 =========

  Seller financing                                $ 3,500
  Cash paid for acquisition                         1,000
  Contingent consideration                          2,250
                                              --------------
  Purchase price                                  $ 6,750
                                                 =========
















The accompanying notes are an integral part of these condensed consolidated financial statements.

                               MasTec, Inc.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (In Thousands)

Supplemental disclosure of non-cash investing and financing activities:
                                                   1996              1995
                                                ----------        ----------
                                               (unaudited)        (unaudited)
Acquisition of Sintel
Fair value of assets acquired:
  Accounts receivable                            $242,280
  Inventories                                       2,258
  Other current assets                             10,088
  Property and equipment                            8,093
  Investment in unconsolidated companies            9,373
  Other assets                                      2,094
                                              --------------
  Total non-cash assets                           274,186
                                              --------------
  Liabilities                                     158,390
  Long-term debt                                   78,024
                                              --------------
  Total liabilities assumed                       236,414
                                              --------------
  Net non-cash assets acquired                     37,772
  Cash acquired                                       832
                                              --------------
Purchase price                                    $38,604
                                                 =========
  Seller financing                                $33,061
  Cash paid for acquisition                         5,164
  Acquisition costs paid by the Company               379
                                              --------------
  Purchase price                                  $38,604
                                                 =========
Acquisition of ULM:
Fair value of assets acquired:
  Account receivable                                                $    167
  Other current assets                                                    67
  Property                                                             2,688
  Other assets                                                            50
                                                                   -----------
  Total non-cash assets                                                2,972
                                                                   -----------
Liabilities                                                               71
  Long-term debt                                                          93
                                                                   -----------
Total liabilities assumed                                                164
                                                                   -----------
Net non-cash assets acquired                                           2,808
Cash acquired                                                            148
                                                                   -----------
Purchase price                                                      $  2,956
                                                                   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements

                               MasTec, Inc.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              (In Thousands)

Supplemental disclosure of non-cash investing and financing activities:
                                                   1996              1995
                                                ----------        ----------
                                               (unaudited)        (unaudited)

Acquisition of ULM:

Note payable issued to ULM stockholder                             $    800
Cash paid for acquisition                                             1,750
Contingent consideration                                                406
                                                                   ----------
Purchase price                                                     $  2,956
                                                                   =========
Sale of Lectro:
Assets sold:
Account receivable                                                 $  2,158
  Inventories                                                         1,770
  Other current assets                                                   22
  Property                                                            1,832
  Other assets                                                            4
                                                                  -----------
  Total non-cash assets                                               5,786
                                                                  -----------
  Liabilities                                                         1,878
  Long-term debt                                                        343
                                                                  -----------
Total liabilities                                                     2,221
                                                                   ----------
Net non-cash assets sold                                              3,565
                                                                   ==========
Sale price                                                         $ 12,350
Transaction costs                                                      (521)
Note receivable                                                        (450)
                                                                  -----------
Net cash proceeds                                                  $ 11,379
                                                                  ===========
Property acquired  through financing arrangements   $  7,596       $  7,901
                                                    =========     ===========

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





The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

1. CONSOLIDATION AND PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operations or financial position of MasTec.

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

2. ACQUISITIONS

Carolina Com-Tec

In February 1996, the Company purchased for $6,750,000 the outstanding stock of Carolina Com-Tec, Inc., a company engaged in installing and maintaining voice, data and video networks. The stockholders of Carolina Com-Tec, Inc. received $1.0 million at closing, a $2.0 million, 12% note paid June 1, 1996, and a $1.5 million 8% note, payable in quarterly installments over four years. The balance of the purchase price is payable over the next four years based on future pre-tax earnings of Carolina Com-Tec, Inc. The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Condensed Consolidated Statements of Cash Flows.

Supercanal

In March 1996, the Company acquired an additional 3% of Supercanal, S.A. ("Supercanal") , an Argentine cable television company, in exchange for $2.0 million and the Company's interest in an Argentine radio station and newspaper which were acquired in October 1995 at the time of the Company's initial investment in Supercanal. The additional 3% investment was financed by the sellers and is payable over nine months at 12% interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

In July 1996, the Company contributed its ownership interest in Supercanal to a holding company. Concurrently, Multicanal, S.A., one of the leading cable television operators in Argentina, acquired a 20% interest in the holding company for up to $17.7 million in cash, subject to adjustment based on the number of Supercanal subscribers. MasTec's interest in the holding company was reduced to approximately 28.5% as a result of Multicanal's investment. Under the purchase agreement, Multicanal also will provide programming and management services to Supercanal.

Sintel

On April 30, 1996 , the Company purchased from Telefonica de Espana, S.A. ("Telefonica"), 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. The purchase price for Sintel was Spanish Pesetas ("Pesetas") 4.9 billion (US$39.5 million at an exchange rate of 124 Pesetas to one U.S. dollar).
An initial payment of Pesetas 650 million (US$5.2 million) was made at closing. An additional Pesetas 650 million (US$5.2 million) is due on December 31, 1996, with the balance of the purchase price, Pesetas 3.6 billion (US$29.1 million), due in two equal installments on December 31, 1997 and 1998. As part of the terms of the purchase and sale agreement with Telefonica, Sintel sold certain buildings to Telefonica and Telefonica repaid certain tax credits and made a capital contribution to Sintel (the "Related Transactions"). The total proceeds from the Related Transactions were approximately $41 million . The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Condensed Consolidated Statements of Cash Flows. The Sintel acquisition gives the Company a significant international presence. See Note 7 regarding geographic information.

The following information presents the unaudited pro forma condensed results of operations for the nine months ended September 30, 1996 and 1995 as if the Company's acquisition of Sintel and the Related Transactions had occurred on January 1, 1995. The Sintel acquisition has been treated as a "purchase" as the term is used under generally accepted accounting principles. Management's preliminary estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for employee terminations net of deferred taxes. The final allocation will be contingent upon final assessment of the fair value of the net assets acquired. The allocation reflects management's best estimate based upon currently available information and significant differences are not expected. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ( $700,000 and $1.8 million for 1996 and 1995, respectively), offset by the reduction in interest and depreciation expenses resulting from the Related Transactions ( $1 million and $3.3 million for 1996 and 1995, respectively) and a tax benefit at 35% for each period are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the Related Transactions occurred January 1, 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

                                          Pro forma results of operations
                                      for the nine months ended September 30,
                                                1996          1995
Revenue                                      $397,270      $299,924
Income (loss) from continuing operations       22,626       (14,861)
Net income (loss)                              22,802       (11,396)
Earnings (loss) per share:
Continuing operations                        $   1.37         (0.93)
Discontinued operations                           .01          0.22
                                            --------------------------
Net income (loss)                            $   1.38      $  (0.71)
                                             ========      =========

The pro forma results for the nine months ended September 30, 1996 and 1995 include special charges incurred by Sintel related to a restructuring plan of $1.4 million and $ 16.3 million, net of tax, respectively.

3.     SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company derives a substantial portion of its revenue from the provision of telecommunication infrastructure services to Telefonica and to Bell South Telecommunications, Inc. ("Bell South"). For the nine months ended September 30, 1996, approximately 32% and 17% of the Company's revenue was derived from services performed for Telefonica and Bell South , respectively. Revenue generated by Sintel from Telefonica is included from May 1, 1996 (see Note 2). Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and Bell South for a significant portion of its revenue in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

4.     DEBT

Debt is summarized as follows (in thousands):  September 30, December 31,
                                                    1996        1995
                                               ---------------------------
Revolver, Fleet Credit Facility at LIBOR plus
 2.00% (7.44% and 7.69% at September 30, 1996
 and December 31, 1995, respectively)           $ 16,835     $  10,982
Term Loans, Fleet Credit Facility, at LIBOR
 plus 2.25% (7.69% and 7.94% at
 September 30, 1996 and December 31, 1995,
 respectively)                                    19,461        23,262
Revolving credit facility, at MIBOR plus 0.30%
 (8% at September 30, 1996 due November 1, 1996)  37,561             0
Other bank facilities, at interest rates from
 8.1% to 9.3%                                     10,025             0
Notes payable for equipment, at interest
 rates from 6.0% to 8.5% due in
  installments  through the year 2000             18,908        14,682
Notes payable for acquisitions, at interest
 rates from 7% to 12% due in
  installments through February 2000              39,276         8,382
Real estate mortgage notes, at interest rates
 from 8.53% to 9.5% due in
  installments through the year 2001               2,850         2,531
12% Convertible Subordinated Debentures              645        12,250
                                                -------------------------
Total debt                                        145,561       72,089
Less current maturities                            66,727      (27,863)
                                                -------------------------
Long term debt                                    $78,834     $ 44,226
                                                 ==========   =========

Not included in the preceding table at September 30, 1996 and December 31, 1995 is approximately $2.0 million in capital leases related to discontinued operations (see Note 5).

On May 31, 1996, the Company called its 12% Convertible Subordinated Debentures (the "Debentures") effective June 30, 1996. All but $645,000 of the Debentures were converted to Common Stock, increasing the number of shares outstanding by 690,456.

The Company maintains a $40.0 million credit facility with Shawmut Capital Corporation n/k/a Fleet Capital Corporation (the "Fleet Credit Facility") maturing January 2000 and also maintains several other credit facilities for the purpose of financing equipment purchases. Additionally, the Company has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. At September 30, 1996, the Company had $ 80.6 million (10.4 billion Pesetas) of debt denominated in Pesetas, including the acquisition debt of $33.1 million incurred pursuant to the Sintel acquisition (see Note 2).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants such as minimum levels of cash flow and tangible net worth, all of which were met at September 30, 1996.

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

In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million of which $1.8 million was used to satisfy liabilities not assumed by the buyer and transaction costs incurred. A gain of $1.5 million net of tax, resulted from this transaction in the first quarter of 1995. The remaining outdoor theater operations of Floyd Theatres are currently being marketed for sale for the underlying real estate value. Southeastern is being offered for sale and Lectro was sold during the third quarter of 1995 for $12.4 million.

Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of these assets. While the estimates are based on current negotiations, the amounts the Company will ultimately realize could differ from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows (in thousands):
                               For the nine months ended September 30,
                                          1996        1995
                                       ------------------------
Revenue                                 $ 9,679     $ 19,267
                                        =========   =========
Earnings before income taxes            $   179     $    123
Provision for income taxes                   69           14
                                       ----------------------
Net income from discontinued operations $   110     $    109
                                       =========    =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

The following comprises the net assets of discontinued operations (in thousands):
                                      September 30, December 31,
                                          1996          1995
                                        ----------------------

Receivables, net                         $2,140     $  1,432
Inventory                                   943        1,047
Property, plant and equipment, net        8,499        9,101
Other assets                                320          160
Land held for sale                          855          855
Less:
Capital leases                            1,980        2,140
Accounts payable                            598          280
Accrued liabilities and reserve for
   loss on disposal                       3,479        3,775
                                        ---------------------
                                        $ 6,700     $  6,400
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)


7.    GEOGRAPHIC INFORMATION

The Company's principal source of revenue is the provision of telecommunication infrastructure construction services in the United States and Spain. The Company did not have significant international operations in 1995, accordingly, only 1996 geographic information is presented below:

                                 Nine months ended September 30,
                                             1996
Revenue
  Domestic                                  $206,286
  International                              107,289
                                            ---------
Total                                       $313,575
                                            =========
Operating income
  Domestic                                   $22,740
  International                               10,522
                                            ---------
Total                                        $33,262
                                            =========
Identifiable assets
  Domestic                                  $116,534
  International                              229,352
  Corporate                                   94,753
                                            ---------
Total                                       $440,639
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 (unaudited)

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

The Company is involved in a lawsuit filed by Bell South arising from certain work performed by a subcontractor of the Company in 1993. The amount claimed against the Company approximates $ 900,000. The lawsuit, filed in November 1995, is in the early stages of discovery. The Company believes that the allegations asserted by Bell South are without merit and intends to defend this lawsuit vigorously. On September 27, 1996 the Company settled a previously disclosed lawsuit with Gilpin County, Colorado for $115,000.

All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Albert Kahn in 1993, arise from activities undertaken prior to March 11, 1994, the date of the Burnup Acquisition.

The Company is also a party to other pending legal proceedings, none of which the Company believes is material to the Company's financial condition or results of operations

9.   NOTES RECEIVABLE

In July 1995, the Company made a $25.0 million one year term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan is secured by 40% of the capital stock of a holding company that owns 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conocell"), one of two cellular phone operators in the Republic of Ecuador. The due date of the loan was extended following the signing by Devono of an agreement to sell 100% of the capital stock of the Conocell holding company (including the 40% securing the Company's loan to Devono) to Inter-American Communications Corporation ("ICCA"), a U.S. public company. Pursuant to the terms of the sale to ICCA, the Company would have received approximately $35 million in consideration. At present, it does not appear that the sale to ICCA will be completed, although Devono has not formally terminated the agreement with ICCA. The Company is evaluating whether to extend the term of the Devono loan further to permit a sale of Devono's indirect interest in Conecell to another purchaser or to convert the loan to equity pursuant to the loan agreement. In any such future sale, the Company is entitled under the terms of its loan agreement with Devono to repayment of its loan and accrued interest, plus a certain percentage of the total purchase price.

ITEM 2
                               MasTec, Inc.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    MasTec is one of the world's leading contractors specializing in the build-out of telecommunications infrastructure. The Company's principal business consists of the design, installation, and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video and wide area networks inside buildings. The Company also installs central office telephone equipment.The Company also provides general construction services consisting of design-and-build projects that the Company undertakes with state and local governmental authorities.

    On April 30, 1996, the Company purchased from Telefonica 100% of the capital stock of Sintel , a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. The acquisition of Sintel more than doubled the size of the Company in terms of revenue and assets. In Argentina, Chile and Peru, the Company operates through joint ventures in which it holds interests ranging from 38% to 50%. See Note 2 to the Condensed Consolidated Financial Statements for pro forma financial information and Note 7 for geographic information. Included in the Company's results for the nine months ended September 30, 1996 are the results of operations of Sintel from May 1, 1996 through September 30, 1996.

Results of Operations

     Revenue is generated primarily from telecommunications and related infrastructure services. Infrastructure services are provided to telephone companies, public utilities, CATV operators, other telecommunications providers, governmental agencies and private businesses. The Company also provides general construction services consisting of design-and-build projects which the Company undertakes with state and local governmental authorities.

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

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995.

     The following table sets forth certain historical consolidated financial data as a percentage of revenue for the three months ended September 30, 1996 and 1995.
                                            1996      1995
                                           ------    ------
Revenue                                     100.0 %   100.0 %
Costs of revenue, excluding depreciation     72.5 %    77.8 %
Depreciation and amortization                 2.6 %     4.0 %
General and administrative expenses          14.0 %    10.2 %
Interest expense                              2.2 %     2.4 %
Special charges - real estate writedown       0.0 %    33.0 %
Interest and dividend income, other income,
 net, equity in earnings of unconsolidated
 companies and minority interest              1.4 %     2.1 %
Income (loss) from continuing operations      6.6 %   (16.0)%


    Revenue. Revenue increased by approximately $ 95.8 million or 205% from $ 46.6 million in 1995 to $ 142.4 million in 1996, primarily due to international ($ 69.7 million) and domestic ($ 6.8 million) acquisitions, new master contracts, increased volume under existing contracts and other new business ($ 11.8 million), and an increase of $ 7.5 million in general construction services revenue.

    Costs of revenue, excluding depreciation . Costs of revenue as a percentage of revenue decreased from 77.8% in 1995 to 72.5% in 1996 primarily due to operations in new international geographic areas.
Domestic and international margins for the three months ended September 30, 1996 were 24.8% and 30.3%, respectively. Domestically, the Company has typically experienced reduced margins at the commencement of new contracts resulting from mobilization and startup costs, as well as costs incurred in recruiting and training of new personnel. Domestic gross margin has increased since the quarters ended September 30, 1995 (22.2%) when the Company began to significantly expand and grow. Internationally, margins have improved as a result of a cost reduction program initiated by Sintel's management. This program is continuing under the Company's ownership.

    Depreciation and amortization. Depreciation and amortization as a percentage of revenue decreased from 4.0% in 1995 to 2.6% in 1996 due to revenue growth and the lesser dependence by Sintel on its own equipment as Sintel typically uses subcontractors to supply heavy equipment when needed.

     General and administrative expenses. General and administrative expenses as a percentage of revenue increased from 10.2% in 1995 to 14.0% in 1996 primarily due to the acquisition of Sintel, which has a more costly overhead structure than the Company's domestic operations. Domestic and international general and administrative expenses as a percentage of revenue for the three months ended September 30, 1996 were 9.7% and 18.6%, respectively. Domestically, general and administrative expenses as a percentage of revenue declined when compared to the same period in 1995 primarily due to increased domestic volume. Internationally, general and administrative expenses have declined on a nine month basis from 17.8% of revenue for 1995 to 17.2% of revenue for the nine months ended September 30, 1996.

     Interest expense. Interest expense increased from $1.1 million in 1995 to $3.2 million in 1996 . Included in interest expense for the three months ended September 30, 1996 is $ 1.4 million of interest expense incurred by the international operations to fund working capital needs. Interest expense also increased due to new borrowings used for acquisitions, for equipment purchases, to fund notes receivable and to make investments in unconsolidated companies. The increase is partially offset by the conversion of $12.3 million of the Company's Debentures on June 30, 1986. See Note 4 to the Condensed Consolidated Financial Statements.

     Special charge - real estate writedown. Results for the third quarter of 1995 include a special charge of $15.4 million to reflect certain real estate holdings at their estimated net realizable value.

     Interest and dividend income, other income, net, equity in earnings (losses) of unconsolidated companies and minority interest. Interest and dividend income for the third quarter of 1995 includes $300,000 of dividend income on an investment in preferred stock. The preferred stock was disposed of in the first quarter of 1996. Interest and dividend income reported for the third quarter of 1996 consists primarily of interest accrued on a note receivable entered into in the third quarter of 1995. See
Note 9 to the Condensed Consolidated Financial Statements. Other income for 1995 included the favorable settlement of a litigation in the amount of $1,350,000. Equity in earnings of unconsolidated companies, which was insignificant prior to the acquisition of Sintel, consists primarily of the Company's share of earnings in Sintel's joint ventures in Argentina, Chile and Peru.

     Discontinued operations. As discussed in Note 5 to the Condensed Consolidated Financial Statements, the company sold Lectro for $12.4 million at a gain, net of tax, of $5.9 million. The Company estimated a loss of $4.0 million, net of tax, from the operations and a writedown to net realizable value through the disposal date of the remaining business in the General Products segment. The Company has received offers to purchase Southeastern, but has not yet entered into any agreements to sell the company.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995.

     The following table sets forth certain historical consolidated financial data as a percentage of revenue for the nine months ended September 30, 1996 and 1995.
                                            1996      1995
                                           ------    ------
Revenue                                     100.0 %   100.0 %
Costs of revenue, excluding depreciation     74.0 %    74.1 %
Depreciation and amortization                 2.9 %     4.0 %
General and administrative expenses          12.5 %    10.2 %
Interest expense                              2.6 %     2.8 %
Special Charges - real estate writedown        -       12.8 %
Interest and dividend income, other income, net,
 equity in earnings (losses) of unconsolidated
 companies and minority interest              1.7 %     3.1 %
Income (loss) from continuing operations      6.2 %    (0.4)%

       Revenue. Revenue increased by approximately $ 193.2 million or 160% from $120.4 million in 1995 to $ 313.6 million in 1996, primarily due to international ($ 107.3 million) and domestic ($ 20.3 million) acquisitions, new master contracts, increased volume under existing contracts and other new business ($ 47.1 million), and an increase of $18.5 million in general construction services.

     Costs of revenue, excluding depreciation . Costs of revenue as a percentage of revenue decreased from 74.1% in 1995 to 74.0% in 1996 primarily due to international operations and improvement in domestic margins since the Company's domestic expansion which began in the third quarter of 1995. Domestic and international margins for the nine months ended September 30, 1996 were 24.5% and 28.8%, respectively. The same trends discussed in the quarter to quarter discussion above impacted the nine months' comparison.

     Depreciation and amortization. Depreciation and amortization as a percentage of revenue decreased from 4.0% in 1995 to 2.9% in 1996 due to revenue growth and the lesser dependence by Sintel on its own equipment as Sintel typically uses subcontractors to supply heavy equipment when needed.

     General and administrative expenses. General and administrative expenses as a percentage of revenue increased from 10.2% in 1995 to 12.5% in 1996. The increase in general administrative expenses as a percentage of revenue is primarily due to higher general and administrative expenses of the international operations, which approximated 17.3% of international revenue. The same trends discussed in the quarter to quarter discussion above impacted the nine months' comparison.

     Interest expense. Interest expense increased from $3.4 million in 1995 to $ 8.3 million in 1996. Included in interest expense for the nine months ended September 30, 1996 is $ 2.8 million of interest expense incurred by the international operations to fund its working capital needs. Interest expense also increased due to new borrowings used for acquisitions, for equipment purchases, to fund notes receivable and to make investments in unconsolidated companies. Partially offsetting the increase was the conversion of the Company's 12% Debentures on June 30, 1996.

      Interest and dividend income, other income, net, equity in earnings (losses) of unconsolidated companies and minority interest. Interest and dividend income and other income, net, increased from $3.7 million in 1995 to $ 5.4 million in 1996 as a result of equity in earnings of unconsolidated companies, primarily those acquired as part of the Sintel acquisition, and interest income accrued on a note receivable. The increase from 1995 to 1996 was partially offset by the sale of a preferred stock investment, which reduced dividend income in the 1996 period.

Discontinued operations

    In March 1995, the Company sold the indoor theater assets of Floyd Theatres, resulting in a net gain of $1.5 million. See Note 5 to the Condensed Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

      The Company's balance sheet as of September 30, 1996 reflects the impact of the Sintel acquisition and the conversion of the Debentures to Common Stock. See Notes 2 and 4 to the Condensed Consolidated Financial Statements.

     The Company's primary source of liquidity during the nine months ended September 30, 1996 has been cash flow from operating activities and to a lesser extent the proceeds from the sale of non-core assets. During the nine months ended September 30, 1996, $ 43.3 million was generated from operations compared to $ 4.5 million in the comparable period of 1995. Operating cash flows for the 1996 period includes the collection of a significant amount of international receivables. Also, during the nine months ended September 30, 1996, the Company invested $6.2 million in acquisitions and received $ 9.0 million from the sale of non core assets. Cash paid for capital expenditures was $4.4 million and an additional $7.6 million of capital expenditures were financed. The Company used its excess cash to repay debt, principally under its revolving credit facility with a wholly owned finance subsidiary of Telefonica and debentures Sintel had outstanding as of April 30, 1996.(See Note 4 to the Condensed Consolidated Financial Statements.)

       As of September 30, 1996, working capital was approximately $ 107.5 million compared to working capital of approximately $ 44.6 million at December 31, 1995. The significant increase in working capital is primarily attributable to the Sintel acquisition. Included in working capital at September 30, 1996, are the net assets of the discontinued operations, notes receivable (see Note 9 to the Condensed Consolidated Financial Statements) and real estate held for sale. Proceeds from the sale or repayment of these assets will be used for general corporate purposes including furthering the Company's growth strategy.

      The Company has completed two acquisitions and increased its investment in an unconsolidated company during the nine months ended September 30, 1996, as detailed in Note 2 to the Condensed Consolidated Financial Statements. The combined consideration for these three transactions amounted to approximately $48.3 million plus certain ownership interests in other unconsolidated companies. The $48.3 million monetary consideration consists of approximately $6.2 million in cash payments and $42.1 million in seller financing, $9.3 million of which is due within the next twelve months.

     In March 1996, the Company sold its investment in preferred stock and was repaid certain receivables due the Company from the buyer for a total consideration of $6.3 million. See Note 2 to the Condensed Consolidated Financial Statements.

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

     Reference is made to the Company's registration statement on Form S-3 (No. 333-11013) filed with the Securities and exchange Commission for a discussion of certain risks and uncertainties that could materially impact future operating results and financial condition of the Company.

PART II - OTHER INFORMATION
SEPTEMBER 30, 1996

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


                                               MasTec, Inc.
                                               Registrant



Date: November 13, 1996                        /s/ Edwin D. Johnson
                                               ---------------------------
                                               Edwin D. Johnson
                                               Senior Vice President-
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)