Form 10-K
period 1996-12-31
MASTEC INC
filed 1997-03-26
CIK 15615

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                          Commission file number 0-3797

                                  MASTEC, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                        59-1259279
            (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)         Identification No.)

        3155 N.W. 77th Avenue, Miami, FL               33122-1205
        (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (305) 599-1800


           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
               Title of each class                   which registered

          Common Stock, $.10 Par Value            New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                               Title of each class




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The number of shares of Common Stock outstanding as of March 20, 1997 was 25,665,205. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange on March 20, 1997 was $389,706,081. Directors, officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.
Documents Incorporated by Reference

     Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 21, 1997, which will be filed with the Commission on or before April 30, 1997, are incorporated by reference into Part III.

     Certain statements included in this Annual Report are forward-looking, such as statements regarding the future prospects of the telecommunications construction industry and the Company's growth strategy. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements included in this Annual Report. These risks and uncertainties include, but are not limited to, uncertainties relating to the Company's relationships with key customers and implementation of the Company's growth strategy. These and other risks are detailed in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission.


                                   1. BUSINESS

General

         MasTec, Inc. is one of the world's leading contractors specializing in the build-out of telecommunications infrastructure. The Company's principal business is the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems ("outside plant services"), including the installation of aerial, underground and buried copper, coaxial and fiber optic cable networks and the construction of wireless antenna networks for telecommunications service companies such as local exchange carriers, competitive access providers, cable television operators, long-distance carriers, and wireless phone companies. The Company also installs central office switching equipment and designs, installs and maintains integrated voice, data and video local and wide area networks inside buildings ("inside wiring"). The Company believes it is the largest independent contractor providing telecommunications infrastructure construction services in the United States and Spain and one of the largest in Argentina, Chile and Peru.

         The Company is able to provide a full range of infrastructure services to its telecommunications company customers. Domestically, the Company provides outside plant services to local exchange carriers such as BellSouth Telecommunications, Inc., U.S. West Communications, Inc., SBC Communications, Inc., United Telephone of Florida, Inc. (a subsidiary of Sprint Corporation) and GTE Corp.. MasTec currently has 20 exclusive, multi-year, multi-million dollar service contracts ("master contracts") with regional Bell operating companies ("RBOCs") and other local exchange carriers to provide all of their outside plant requirements up to a specific dollar amount per job and within certain geographic areas. Internationally, the Company provides outside plant services, turn-key switching system installation and inside wiring services primarily to Telefonica de Espana, S.A. ("Telefonica") under multi-year contracts similar to those in the U.S.

         The Company also provides outside plant services to competitive access providers such as MFS Communications Company, Inc., Sprint Metro and MCI Metro (the local telephone subsidiaries of Sprint Corporation and MCI Communications Corporation), cable television operators such as Time Warner, Inc., Continental Cablevision, Inc. and Media One, long distance carriers such as MCI and Sprint, and wireless communications providers such as PCS Primeco and Sprint Spectrum, L.P. The Company provides inside wiring services to large corporate customers such as First Union National Bank, IBM, Smith Barney, Inc., and Dean Witter Reynolds, Inc., and to universities and government agencies. The Company also provides design, installation and maintenance services (similar to those provided to telecommunications companies) to public utilities and the traffic control and highway safety industry.

Company strategy

         The telecommunications industry is undergoing fundamental changes in most markets throughout the world. The Telecommunications Act of 1996 in the United States, agreements among participating countries in the European Union and privatization and regulatory initiatives in Latin America are removing barriers to competition. In addition, growing customer demand for enhanced voice, video and data telecommunications have increased bandwidth requirements and highlighted network bandwidth limitations in many markets.

         The Company believes that these industry trends will create increased demand for telecommunications infrastructure services in four ways:

     o Increased  customer  demand for bandwidth will compel  telecommunications
service  providers  to  continue   upgrading   existing  networks  to  broadband
technologies such as fiber optic cable.

     o Competitive pressures will force existing service providers to attempt to reduce their cost structures, leading to increased outsourcing of outside plant services to lower cost independent contractors.

     o New service providers entering previously monopolistic markets will ultimately require their own infrastructure.

     o Deployment of more powerful multimedia computers in business will increase the demand for inside wiring services to install communications networks with greater bandwidth capacity.

         The Company believes that it is well positioned to capitalize on these trends and is pursuing a strategy of growth in its core business through internal expansion and strategic acquisitions. The Company believes that the volume of business generated under existing contracts will increase as a result of the increase in demand for its services. The Company intends to continue providing services to its existing customers under its present contracts and, if possible, to extend the exclusivity period under these agreements beyond their current terms. In addition, the Company believes that its reputation for quality and reliability, operating efficiency, financial strength, technical expertise, presence in key geographic areas and ability to achieve economies of scale provide competitive advantages in bidding for and winning new contracts for telecommunications infrastructure projects. The Company intends to pursue aggressively the larger, more technically complex infrastructure projects where its competitive advantages will have the greatest impact.

         The Company also plans to continue to make strategic acquisitions. In April 1996, MasTec acquired Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), the largest telecommunications infrastructure contractor in Spain, from Telefonica. This acquisition has positioned the Company to take advantage of increased competition anticipated in Europe and the rapid upgrading of telecommunications services expected in Latin America. In the United States, the Company is continuing to pursue opportunities to acquire selected operators that will enable the Company to expand its geographic coverage and customer base without the risks and expense of start-up operations and to acquire additional management talent for future growth. Since January 1996, the Company has completed five domestic acquisitions.

Services, customers and markets

         The Company's principal domestic and international business consists of outside plant and inside wiring services for telecommunications providers and private businesses. Outside plant services consist of all of the services necessary to design, install and maintain the physical facilities used to provide telecommunications services from the provider's central office, switching center or cable head-end to the ultimate consumer's home or business. These services include the placing and splicing of cable, the excavation of trenches in which to place the cable, the placing of related structures such as poles, anchors, conduits, manholes, cabinets and closures, the placing of drop lines from the main transmission lines to the customer's home or business, and the maintenance and removal of these structures.

         Inside wiring services consist of designing, installing and maintaining local and wide area networks linking the customers' voice communications networks at multiple locations with their data and video services. This type of work is similar to outside plant construction; both involve the placing and splicing of copper, coaxial and fiber optic cables. Inside wiring is less capital intensive than outside plant construction but requires a more technically proficient work force. The Company also provides turn-key design, installation and maintenance services to the wireless communications industry, including site preparation, design and construction of communications towers, placement of antennas and associated wiring, and construction of equipment huts.

         Services rendered to the Company's local exchange customers are performed primarily under master contracts. Each master contract contemplates hundreds of individual construction and maintenance projects valued generally at less than $100,000 each. These contracts typically are awarded on a competitive bid basis. The Company also has contracts similar to master contracts with certain other customers. In addition to services rendered pursuant to master contracts, the Company provides construction services on individual projects awarded on a competitive bid basis. While such projects are generally substantially larger than the individual projects covered by master contracts, they typically require the provision of services similar to those rendered under master contracts.

         Domestically, the Company is capable of providing telecommunications construction services nationwide, although its principal current operations are in the southeastern and southwestern United States.

         Internationally, the Company is the principal provider of telecommunications infrastructure services to Telefonica and its affiliates in Spain, and one of the principal providers of these services to Telefonica's affiliates in Argentina, Chile and Peru. Telefonica is currently the sole provider of local and long distance telephony in Spain. Through its affiliate, Telefonica Internacional, S.A., Telefonica owns interests in the telephone companies of Argentina, Chile and Peru.

         The Company provides both outside plant and inside wiring services to Telefonica and its affiliates. These services are substantially similar to those provided by the Company in the United States. The Company also installs Telefonica telephone equipment in residences and businesses. Outside plant services are provided under multi-year, multi-million dollar contracts similar to master contracts in the United States. Telefonica also awards the Company individual construction projects through a competitive bidding process.

         The Company provides infrastructure construction services to public utilities and to the traffic control and highway safety industry, which services are substantially similar to the outside plant services provided to telecommunications companies.

         The Company derives a substantial portion of its revenue from the pro-vision of telecommunication infrastructure services to Telefonica and to BellSouth. See Note 11 to the Consolidated Financial Statements.

         The Company's customers supply the majority of the raw materials and supplies necessary to carry out the Company's contracted work. The Company is not dependent on one supplier for any raw materials or supplies that the Company obtains for its own account.

         The Company's telecommunications construction business is subject to some seasonality at different times of the year, primarily in the first quarter. The Company has experienced a reduction in revenue in some years during January and February relative to other months. This reduction is due mostly to delays by the Company's telecommunications customers, particularly Telefonica and the RBOCs, in gearing up construction projects at the beginning of their budgetary years and to severe winter weather conditions. The Company also has experienced some reduction in domestic revenue in December of some years as a result of reduced expenditures and work order requests by RBOCs at the end of their budgetary years.

Competition

         The Company competes with other independent contractors in most of the markets in which it operates. Most companies engaged in the same or similar business tend to operate in a specific, limited geographic area, although larger competitors may bid on a particular project without regard to location. Although the Company believes it is the largest provider of telecommunications infrastructure services to the telecommunications industry in the United States and Spain, neither the Company nor any of its competitors can be considered dominant in the industry on a national or international basis. The Company also faces competition from the in-house construction and maintenance departments of RBOCs, which employ personnel who perform some of the same types of services as those provided by the Company.

Employees

         The Company has approximately 5,800 employees, 3,000 of whom are employed in domestic operations and 2,800 of whom are employed by Sintel. Substantially all of the Sintel employees are unionized. The Company believes that its relations with its domestic employees are good. Sintel has suffered strikes and work stoppages in the past, none of which has had a material adverse effect on Sintel. Sintel currently is negotiating a new labor agreement with its unionized employees.


                                  2. PROPERTIES

         The Company's corporate headquarters are located in a 60,000 square foot building in Miami, Florida owned by the Company. The Company also has regional offices located in Tampa, Atlanta, Austin and Charlotte. The Company also leases executive offices in Madrid, Spain.

         The Company's principal operations are conducted from field offices, equipment yards and temporary storage locations, none of which the Company believes is material to its operations because most of the Company's services are performed on the customers' premises or on public rights of way. In addition, the Company believes that equally suitable alternative locations are available in all areas where it currently does business.

         Certain of the Company's properties, equipment and vehicles are encumbered pursuant to loan agreements. See Note 6 to the Consolidated Financial Statements regarding the Company's credit facilities.


                              3. LEGAL PROCEEDINGS

         The following is a summary of material legal proceedings involving the Company.

         In December 1990, Albert H. Kahn, a stockholder of the Company, filed a purported class action and derivative suit in Delaware state court against the Company, the then-members of its Board of Directors and National Beverage Corporation ("NBC"), the Company's then-largest stockholder. The complaint alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions, including the distribution in 1989 to the Company's stockholders of all of the common stock of NBC owned by the Company and the exchange by NBC of shares of common stock of the Company for certain indebtedness of NBC to the Company. The lawsuit seeks to rescind these transactions and to recover damages in an unspecified amount.

         In November 1993, Mr. Kahn filed a class action and derivative complaint against the Company, the then-members of its Board of Directors, Church & Tower, Inc. and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal shareholders of Church & Tower, Inc. The 1993 lawsuit alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of the Company by the Mas family, and that Church & Tower, Inc. and its principal shareholders had knowledge of the fiduciary duties owed by NBC and the Company's Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of the Company's Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing the Company's affairs prior to the acquisition by the Mas family.

         Each of the foregoing lawsuits is in discovery and no trial date has been set. The Company believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

         The Company is involved in a lawsuit filed in November 1995 by BellSouth arising from certain work performed by a subcontractor of the Company from 1991 to 1993. The amount claimed against the Company in this lawsuit approximates $800,000. The Company has filed a counterclaim against BellSouth for unpaid invoices related to this work. The Company believes that the allegations asserted by BellSouth in the lawsuit are without merit and intends to defend the lawsuit vigorously.

         All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Albert Kahn, arise from activities undertaken prior to March 1994, the date of the consummation of the acquisition of the Company by the Mas Family.

         The Company is a party to other pending legal proceedings arising in the normal course of business, none of which the Company believes is material to the Company's financial position or results of operations.


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


                                     Present principal position and
       Name                 Age          office with the Company

Jorge L. Mas                57    Chairman of the Board of Directors
Jorge Mas                   34    President and Chief Executive Officer
Ismael Perera               48    Senior Vice President-Operations
Edwin D. Johnson            40    Senior Vice President-Chief Financial Officer
Ubiratan Simoes Rezende     49    Senior Vice President-International Operations
Carlos A. Valdes            33    Senior Vice President-Business Development
Jose M. Sariego             42    Senior Vice President-General Counsel
Carmen M. Sabater           32    Corporate Controller
Nancy J. Damon              47    Corporate Secretary

     Jorge L. Mas has been Chairman of the Board of Directors of the Company since March 1994. Mr. Mas has been the President and Chief Executive Officer of Church & Tower of Florida, Inc., one of the Company's principal operating subsidiaries, since 1969. Mr. Mas serves on the Board of Directors of First Union National Bank of Florida, N.A.

     Jorge Mas has been President and Chief Executive Officer of the Company since March 1994. Prior to that time and during the past five years, Mr. Mas served as the President and Chief Executive Officer of Church & Tower, Inc. In addition, Mr. Mas is the Chairman of the Board of Directors of Neff Corporation, Atlantic Real Estate Holding Corp., U.S. Development Corp. and Santos Capital, Inc. (all private companies controlled by Mr. Mas) and, during all or a portion of the past five years, has served as the President and Chief Executive Officer of these corporations.

         Ismael Perera has been Senior Vice President - Operations of the Company since March 1994. Prior to that time, he served as the Vice President - Operations of Church & Tower, Inc. from August 1993 until March 1994. From 1970 until July 1993, Mr. Perera served in various capacities in network operations for BellSouth Telecommunications, Inc., including most recently as a Senior Director of Network Operations from 1985 to 1993.

         Edwin D. Johnson has been Senior Vice President - Chief Financial Officer of the Company since March 1996. During the 10 years prior to joining the Company, Mr. Johnson served in various capacities with Attwoods plc., a British waste services company, including chief financial officer and member of the board of directors during the final three years of his employment with Attwoods.

         Ubiratan Simoes Rezende has been Senior Vice President - International Operations of the Company since March 1996. From August 1995 to March 1996, Mr. Rezende was Dean of Graduate Studies and International Programs at La Roche College. From 1991 to 1993, Mr. Rezende was visiting professor of the Paul Nitze School of Advanced International Studies at Johns Hopkins University, and from 1979 to 1992 he was a professor at the Center of Social and Economic affairs at the University of Santa Catarina in Brazil. Mr. Rezende also has served as Chief of Staff of the Organization of American States and as Executive Vice President of the holding company for the Perdigao Group, the second largest food processing company in Brazil.

         Carlos A. Valdes has been Senior Vice President - Business Development since March 1996. Prior to that time, Mr. Valdes was Senior Vice President - Finance of the Company from March 1994 to March 1996 and Chief Financial Officer of Church & Tower, Inc. from 1991 to 1994.

         Jose M. Sariego has been Senior Vice President - General Counsel since September 1995. Prior to joining the Company, Mr. Sariego was Senior Corporate Counsel and Secretary of Telemundo Group, Inc., a Spanish language television network, from August 1994 to August 1995. From January 1990 to August 1994, Mr. Sariego was a partner in the Miami office of Kelley Drye & Warren, an international law firm.

     Carmen M. Sabater has been Corporate Controller since April 1994. Prior to joining the Company, Mrs. Sabater was a Senior Manager (1993-1994) and Manager (1989-1993) with Deloitte & Touche LLP.

         Nancy J. Damon has been Corporate Secretary since March 1994. Prior to that time, Ms. Damon served as a paralegal at the Company from February 1990 until March 1994.


                  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently is listed on the New York Stock Exchange under the symbol MTZ. Prior to February 14, 1997, the Common Stock was listed on the Nasdaq National Market under the symbol MASX. The high and low closing prices of the Common Stock for each quarter of the last two fiscal years, as reported by Nasdaq, are set forth below:

                             1996                        1995
                      High           Low           High         Low

First Quarter       $ 12 5/8      $  9 1/2      $ 13 1/2      $ 10 1/8
Second Quarter      $ 35 3/4      $ 11 3/8      $ 13 1/8      $  9 3/4
Third Quarter       $ 38 3/8      $ 21 1/2      $ 13 1/8      $ 10
Fourth Quarter      $ 57 3/4      $ 32 5/8      $ 13 1/4      $  9 1/8

         The above quotations reflect interdealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual transactions. The Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend for stockholders of record on February 3, 1997 payable on February 28, 1997. The prices set forth in the preceding table have not been adjusted for the stock split. The Company did not declare any cash dividends for the years ended December 31, 1996 and 1995. See Note 6 to the Consolidated Financial Statements.

         At March 20 1997, there were approximately 4,800 stockholders of record of the Common Stock.


                           6. SELECTED FINANCIAL DATA

         The following table presents selected consolidated financial information of the Company and selected combined financial information of Church & Tower, Inc. and Church & Tower of Florida, Inc. ("Church & Tower") as of the dates and for each of the periods indicated. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.



                             Year ended December 31,
                    (In thousands, except per share amounts)


                                               1996            1995             1994              1993              1992
                                                (a)                              (b)               (c)               (c)

Income statement data:
Revenue                                     $ 472,800         $ 174,583        $ 111,294         $  44,683        $  34,136
Costs of revenue                              352,329           130,762           83,952            28,729           22,163
Depreciation and amortization                  12,000             6,913            4,439               609              371
General and administrative
  expenses                                     58,529            19,081           13,022             9,871            3,289
                                               ------            ------           ------             -----            -----
Operating income                               49,942            17,827            9,881             5,474            8,313
Interest expense (d)                           11,434             4,954            3,587               133               33
Interest and
  dividend income (e)                           3,246             3,349            1,469               315              207
Special charges-real estate
  and investment write-downs                        0            23,086                0                 0                0
Other income (expense), net                       950             2,028            1,009               (81)             209
Equity (losses) in earnings
  of unconsolidated companies
  and minority interest                         3,133              (139)             247             1,177             (416)
Provision (benefit) for
  income taxes (f)                             15,661            (1,835)           3,211             2,539            3,113
                                               ------          --------          -------           -------         --------
Income (loss) from
  continuing operations (f)                 $  30,176         $  (3,140)       $   5,808          $  4,213        $   5,167
                                              =======          ========          =======           =======         ========

Weighted average shares
  outstanding (h)                              25,128            24,069           24,116            15,375           15,375
                                                                                                     (g)               (g)
Income (loss) per share from
  continuing operations (h)                 $    1.20         $  (0.13)        $    0.24          $   0.27        $    0.34

Balance sheet data:
Property and equipment, net                 $  59,602         $  44,571        $  40,102          $  4,632        $   3,656
Total assets                                  483,018           170,163          142,452            21,325           23,443
Total long-term debt                          117,157            44,226           35,956             3,579              855
Stockholders' equity                          103,504            50,504           50,874            10,943 (i)       15,690


     (a) Includes the results of operations of Sintel for the eight months ended December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     (b) Includes the results of Church & Tower for the full year 1994, the results of Burnup & Sims, Inc. from March 11, 1994 through the end of 1994, and the results of Designed Traffic Installation Co., Inc. from June 22, 1994 through the end of 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

     (c) Includes the results and financial condition of Church & Tower only.

     (d) Includes interest due to stockholders from outstanding notes amounting to $135,000 and $223,000 for the years ended December 31, 1995 and 1994, respectively.

     (e) Includes interest accrued from notes from stockholders amounting to $182,000, $289,000 and $304,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     (f) Church & Tower was not subject to income taxes because it was an S corporation and, as a consequence, income from continuing operations for 1992 through 1994 has been adjusted to reflect a pro forma provision for income taxes.

     (g) Reflects the shares of Common Stock of the Company received by the former shareholders of Church & Tower upon acquisition of the Company and not the outstanding shares of common stock of Church & Tower.

     (h) Weighted average shares and earnings per share amounts have been adjusted to reflect the three-for-two stock split declared in 1997.

(i) Distributions of $11.5 million were made to the shareholders of Church & Tower representing subchapter S earnings.


                     7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         MasTec is one of the world's leading contractors specializing in the build-out of telecommunications and related infrastructure. The Company's principal business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office equipment. The Company also provides infrastructure services to public utilities and the traffic control and highway safety industry.

         The Company was formed through the combination of Church & Tower and Burnup & Sims Inc. ("Burnup & Sims") two established names in the U.S. telecommunications construction services industry. On March 11, 1994, the shareholders of Church & Tower acquired 65% of the outstanding common stock of Burnup & Sims in a reverse acquisition (the "Burnup Acquisition"). Following the change in control, the senior management of Burnup & Sims was replaced by Church & Tower management and the name of Burnup & Sims was changed to "MasTec, Inc." Church & Tower is considered the predecessor company to MasTec and, accordingly, the results of Burnup & Sims subsequent to March 11, 1994 are included in the results of the Company.

         During the three fiscal years prior to the acquisition, Burnup & Sims incurred increasing net losses culminating in a net loss of $9.3 million for fiscal 1993. Following the Burnup Acquisition, the Company implemented a number of strategic initiatives to improve operating efficiencies, including the elimination of duplicative facilities, consolidation of subsidiaries, the restructuring of certain unprofitable contracts and the implementation of tighter control over bidding procedures and purchasing. As a result of these initiatives, Burnup & Sims' operations made a positive contribution to the Company's operating profit in 1994.

         Since the Burnup Acquisition, the Company has followed a two-pronged strategy to expand its core telecommunications infrastructure construction business through the aggressive pursuit of new contracts and through acquisitions. As a result, the Company's revenue has increased from $111.3 million in 1994 to $472.8 million in 1996. Beginning in 1995, the Company began a concurrent program of divesting itself of non-core activities and investments acquired through the Burnup Acquisition (see "Discontinued Operations" and "Special Charges-Real Estate and Investment Write Downs").

         In April  1996,  the Company  purchased  Sintel,  a company  engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile and Peru, from Telefonica. The Sintel acquisition gave the Company a significant international presence and more than doubled the size of the Company in terms of revenue and number of employees. In Argentina, Chile and Peru, the Company operates through unconsolidated joint ventures in which it holds interests ranging from 38% to 50%. See Notes 2 and 10 to the Consolidated Financial Statements for pro forma financial information and geographic information, respectively.

         Following losses in 1993 and 1994, Sintel's current management implemented a cost reduction program to restore Sintel to profitability. Under the program, Sintel (a) reorganized its corporate structure from five to two divisions, (b) consolidated its offices and reduced management personnel, (c) consolidated its field operations and reduced the number of its occupied buildings, (d) instituted procedures to improve billing and collections as well as the management of its accounts payable, and (e) reduced general expenses. In addition, Sintel restructured its workforce by laying off approximately 500 full time workers and reassigning other workers to more profitable operations.

         Sintel is continuing its cost reduction program under the Company's ownership. As a result of this program, Sintel's operating margin has improved from 7.5% to 10.8% of revenue (excluding special charges) for 1995 and 1996, respectively. Included in the Company's results for 1996 are the results of operations of Sintel from May 1, 1996 through December 31, 1996.

Discontinued operations

         In the third quarter of 1995, the Company adopted a plan to dispose of certain non-core businesses acquired in the Burnup Acquisition. See Note 14 to the Consolidated Financial Statements. The general products segment included the operations of a printing company, a theatre chain and an uninterrupted power supply assembler. Based on the estimated net realizable value of these assets, a loss on disposition of approximately $6.4 million, net of tax, relating to the remaining discontinued operations was recorded in 1995. During 1995, the Company sold the assets of the theatre chain and the assembler. The two transactions netted a gain of $7.4 million after tax. The remaining theater operations have been closed and are currently being marketed for sale for the underlying real estate value. The Company sold the printing company in January 1997 for its carrying value. Net assets of discontinued operations at December 31, 1996 and 1995, are reflected in other current assets in the consolidated balance sheet.

Special charges-real estate and investment write downs

         In 1995, the Company decided to accelerate the pace of its disposal of non-core real estate and other investments. As a result of this decision, the Company recorded special charges totaling $23.1 million to reflect the net realizable value of these assets based on offers received. During 1996, the Company received $9.1 million in proceeds from the sale of certain of these assets.

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

         General and administrative expenses include management salaries and benefits, rent, travel, telephone and utilities, professional fees and clerical and administrative overhead.

         The  following  table  sets  forth  certain   historical   consolidated
financial data as a percentage of revenue for the years ended December 31, 1996, 1995 and 1994:


                                                                                      1996         1995         1994(1)



Revenue                                                                              100.0 %      100.0 %         100.0 %
Costs of revenue                                                                      74.5%        74.9 %          75.4 %
Depreciation and amortization                                                          2.5%         4.0 %           4.0 %
General and administrative expenses                                                   12.4%        10.9 %          11.7 %
Operating margin                                                                      10.6%        10.2%            8.9%
Interest expense                                                                       2.4%         2.8 %           3.2 %
Interest and dividend income and other
  income, net, equity in unconsolidated
  companies and minority interest                                                      1.6%         3.0 %           2.4 %
Special charge-real estate and investments
  write-downs                                                                          0.0%        13.2 %           0.0 %
Income (loss) from continuing operations (1)                                           6.4%        (1.8)%           5.2 %


(1) Income from continuing operations for 1994 as a percentage of revenue has been adjusted to reflect a tax provision as though the Company had been subject to taxation for the entire year.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The Company experienced dramatic growth during the year. Revenue increased 171% from $174.6 million in 1995 to $472.8 million in 1996 while operating income increased 180% from $17.8 million to $49.9 million. A significant portion of this growth is a direct result of the acquisition of Sintel, which contributed $188.2 million to revenue and $19.7 million to operating income for the eight months of 1996 during which the Company owned Sintel. Domestic operations, which accounted for substantially all of 1995 results, grew 63% in revenue to $284.6 million in 1996 and contributed $30.2 million to operating income.

         Although the operating margin of domestic and international operations are approximately the same, cost components as a percentage of revenue differ. Direct costs for domestic operations were 76.2% of domestic revenues in 1996 while direct costs for international operations were only 72.0% of international revenues. Although the resulting consolidated gross margin percentage of 25.5% was an improvement over the 1995 gross margin of 25.1%, domestic gross margins declined to 23.8% primarily due to additional start up and expansion costs relating to the rapid growth in revenues.

         Depreciation and amortization costs are 3.5% of domestic revenue, down from 4.0% in 1995, and 1.1% of international revenue as international activities are less capital intensive. General and administrative expenses are 9.7% of domestic revenues, down from 10.9% in 1995, and 16.5% of international revenue. General and administrative expenses as a percentage of domestic revenue have declined as the growth in revenue has allowed overhead expenses to be spread over a broader base. The decrease in domestic gross margin in 1996 was offset by the decrease in depreciation and amortization and general and administrative expenses to produce an improved domestic operating margin of 10.6% as compared to 10.2% in 1995.

         Interest expense increased from $5.0 million in 1995 to $11.4 million in 1996. Included in interest expense for the year ended December 31, 1996 is $3.4 million of interest expense incurred by the international operations to fund its working capital needs. Interest expense also increased due to new borrowings used for acquisitions, for equipment purchases and to make investments in unconsolidated companies. Partially offsetting the increase was the conversion of the Company's 12% Subordinated Convertible Debentures (the "Debentures") to Common Stock on June 30, 1996.

         Interest and dividend income, other income, net, equity in earnings (losses) of unconsolidated companies and minority interest increased from $4.9 million in 1995 to $7.3 million in 1996 as a result of equity in earnings of unconsolidated companies, primarily those acquired as part of the Sintel acquisition, and interest income accrued on a note receivable. The increase from 1995 to 1996 was partially offset by the sale of a preferred stock investment, which reduced dividend income in the 1996 period.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenue increased by approximately $63.3 million or 57% from $111.3 million in 1994 to $174.6 million in 1995, primarily due to expansion into new contract areas and the full year's effect in 1995 of acquisitions in 1994, including the Burnup Acquisition.

         Costs of revenue as a percentage of revenue decreased from 75.4% in 1994 to 74.9% in 1995, primarily due to improved margins resulting from improved operating efficiencies, improved productivity due to the use of more modern equipment, and the Company's renegotiation of an unprofitable master contract assumed as part of the Burnup Acquisition.

         Depreciation and amortization as a percentage of revenue was 4.0% in both 1995 and 1994. Depreciation expense increased from $4.4 million in 1994 to $6.9 million in 1995 primarily due to a fleet replacement program related to the Burnup & Sims fleet acquired in the Burnup Acquisition and an increase in capital expenditures resulting from expansion into new contract areas.

         General and administrative expenses as a percentage of revenue declined from 11.7% in 1994 to 10.9% in 1995. General and administrative expenses increased by approximately $6.1 million from 1994 to 1995 due primarily to the impact of the Burnup Acquisition as the 1994 results exclude the results of operations (including general and administrative expenses) for Burnup & Sims from January 1 to March 11, 1994. Additionally, the Company expended approximately $1.6 million in 1995 related to pursuing and monitoring investment opportunities abroad.

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

         See "Special charges real-estate and investment write-downs" for a discussion of the special charges for the write-down of certain real estate and other assets of the Company.

Liquidity and capital resources

         The Company's balance sheet as of December 31, 1996, reflects the impact of the Sintel Acquisition, the conversion of the Debentures to Common Stock and the issuance of 198,000 shares of Common Stock for an acquisition. See Notes 2 and 6 to the Consolidated Financial Statements.

         The Company's primary source of liquidity has been cash flow from operating activities, external sources of financing, and the proceeds from the sale of non-core assets. During the year ended December 31, 1996, $37.4 million was generated from operations compared to $5.6 million for 1995, primarily due to higher earnings. Also, during the year ended December 31, 1996, the Company invested $6.2 million in acquisitions and received $9.1 million from the sale of non-core assets. Cash paid for capital expenditures was $7.1 million and an additional $8.6 million of capital expenditures were financed. The Company used its excess cash to repay debt, principally under its revolving credit facility with a wholly owned finance subsidiary of Telefonica and debentures Sintel had outstanding as of April 30, 1996. See Note 6 to the Consolidated Financial Statements.

         As of December 31, 1996, working capital was approximately $151.8 million compared to working capital of approximately $44.6 million at December 31, 1995. The significant increase in working capital is primarily attributable to the acquisition of Sintel. Included in working capital at December 31, 1996 are the net assets of discontinued operations, notes receivable (see Note 4 to the Consolidated Financial Statements) and real estate held for sale. Proceeds from the sale or repayment of these assets will be used for general corporate purposes including furthering the Company's growth strategy.

         During 1996, the Company completed three acquisitions and increased its investment in an unconsolidated company, as detailed in Note 2 to the Consolidated Financial Statements. The combined consideration for these four transactions amounted to approximately $58.9 million plus certain ownership interest in other unconsolidated companies and the assumption of debt. The purchase price consisted of approximately $7.0 million in cash payment and $40.9 million in seller financing, and Common Stock of $11.0 million.

         The Company continues to pursue a strategy of growth through internal expansion and through acquisitions. The Company anticipates that this growth as well as operating cash requirements, capital expenditures and debt service will be funded from cash flow generated by operations and external sources of financing. The success of the Company's growth strategy will be dependent in part on the Company obtaining additional capital. Although the Company believes that additional capital will be obtained, there can be no assurance that the Company will be able to obtain capital on satisfactory terms for this purpose. The Company also anticipates that certain of its non-core assets will be converted into cash within the next twelve months.

         The Company conducts business in several foreign currencies, which are subject to fluctuations in the exchange rate relative to the U.S. dollar. The Company does not enter into foreign exchange contracts: however, as a means of hedging its balance sheet currency risk, the Company attempts to balance its foreign currency denominated assets and liabilities. There can be no assurance that a balance can be maintained. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of the actual conversion into U.S. dollars. The Company currently has no plans to repatriate significant earnings from its international operations.

         The Company's current and future operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. The Company cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on the Company's international operations.

Impact of inflation

         The primary inflationary factor affecting the Company's operations is increased labor costs. The Company's revenue is principally derived from services performed under master contracts, which typically include provisions to increase contract prices on an annual basis based on increases in the construction price index. In Spain, union contracts historically have called for increases in labor rates based on the rate of inflation, which was less than 3.0% for 1996. Accordingly, the Company believes that increases in labor costs will not have a significant impact on its results of operations.

Environmental matters

         The Company is in the process of removing, restoring and upgrading underground fuel storage tanks and does not expect the costs of completing this process to be significant.


                 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to Consolidated Financial Statements.


                9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 8, 1995, the Board of Directors dismissed Price Waterhouse LLP as the Company's independent auditors and retained Coopers & Lybrand L.L.P. as the Company's independent auditors. These events were previously reported in Forms 8-K filed on May 8, 1995 and June 27, 1995.

             10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors and nominees for director of the Company set forth under the caption "Election of Directors" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated by reference into this Annual Report on Form 10-K. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K.


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


           Report of Independent Accountants                         F-1

(a)(i)     Consolidated Financial Statements

           Statements of Income for the three years ended
           December 31, 1996                                         F-2

           Balance Sheets at December 31, 1996 and 1995              F-4

           Statements of Stockholders' Equity for the
           three years ended December 31, 1996                       F-5

           Statements of Cash Flows for the three
           years ended December 31,1996                              F-6

           Notes to Consolidated Financial Statements                F-13

(b)        Report on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

(c)         Index to Exhibits                                        E-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of MasTec, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.

Miami, Florida
February 28, 1997


                                  MASTEC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   for the three years ended December 31, 1996
                     (In thousands except per share amounts)

                                                                  1996                  1995                  1994


Revenue                                                         $ 472,800             $ 174,583             $ 111,294
Costs of revenue                                                  352,329               130,762                83,952
Depreciation and amortization                                      12,000                 6,913                 4,439
General and administrative expenses                                58,529                19,081                13,022
                                                                 --------              --------               -------
  Operating income                                                 49,942                17,827                 9,881
Interest expense
         Borrowings                                                11,434                 4,819                 3,364
         Notes to stockholders                                          0                   135                   223
Interest and dividend income                                        3,064                 3,060                 1,165
Interest on notes from stockholders                                   182                   289                   304
Special charges-real estate and
  investment write-downs                                                0                23,086                     0
Other income, net                                                     950                 2,028                 1,009
                                                                 --------              --------               -------

Income (loss) from continuing  operations
  before equity in earnings (losses) of
  unconsolidated companies, provision
  (benefit) for income taxes and minority interest                 42,704                (4,836)                8,772
Equity (losses) in earnings of
  unconsolidated companies                                          3,040                  (300)                  247
Provision (benefit) for income taxes                               15,661                (1,835)                2,325
Minority interest                                                     (93)                 (161)                    0
                                                                 --------              ---------              -------
Income (loss) from continuing operations                           30,176                (3,140)                6,694

Discontinued operations (Note 15):
(Loss) income from discontinued operations,
  net of applicable income taxes                                     (177)                   38                   825
Net gain on disposal of discontinued
  operations  net of a provision of $6,405
  for 1995 to write down related assets
  to realizable values and including operating
  losses during phase-out period,
  net of applicable income taxes                                       66                 2,493                     0
                                                                 --------              --------               -------
Net income (loss)                                               $  30,065             $    (609)             $  7,519
                                                                 ========              ========               =======




The accompanying notes are an integral part of these consolidated financial statements.



                                  MASTEC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   for the three years ended December 31, 1996
                     (In thousands except per share amounts)

                                                                  1996                  1995                  1994



Weighted average shares outstanding (2)                            25,128                24,069                24,116

Earnings (loss) per share (1)(2):
Continuing operations                                         $      1.20           $    (0.13)           $      0.24
Discontinued operations                                               .00                 0.10                   0.03
                                                                ---------             --------              ---------
                                                              $      1.20           $    (0.03)           $      0.27
                                                                =========             ========              =========



     (1) Net income and earnings per share amounts for 1994 have been adjusted to include a provision for income taxes of $3,763 as though the Company had been subject to taxation for the entire year resulting in a net income on a pro forma basis of $6,633.

     (2) Amounts have been adjusted to reflect the three-for-two stock split declared subsequent to December 31, 1996.



The accompanying notes are an integral part of these consolidated financial statements.



                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                        As of December 31, 1996 and 1995


                                                                                         1996                  1995
ASSETS
Current assets:
  Cash and cash equivalents                                                           $   4,754             $   1,076
  Accounts receivable-net and unbilled revenue                                          306,022                45,922
  Notes receivable                                                                       29,549                27,505
  Inventories                                                                             4,837                 2,819
  Other current assets                                                                   35,382                27,878
                                                                                        -------               -------
         Total current assets                                                           380,544               105,200
                                                                                        -------               -------

Property and equipment-at cost                                                           80,119                55,806
Accumulated depreciation                                                                (20,517)              (11,235)
                                                                                        -------               -------
         Property-net                                                                    59,602                44,571

Investments in unconsolidated companies                                                  30,209                14,847
Notes receivable from stockholders                                                        1,770                 1,770
Other assets                                                                             10,893                 3,775
                                                                                        -------               -------

         TOTAL ASSETS                                                                 $ 483,018             $ 170,163
                                                                                        =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                                                          $  38,035            $   27,863
  Accounts payable                                                                      162,377                19,026
  Other current liabilities                                                              28,352                13,744
                                                                                        -------              --------
         Total current liabilities                                                      228,764                60,633
                                                                                        -------              --------

Other liabilities                                                                        33,593                14,800
                                                                                        -------              --------

Long-term debt                                                                          117,157                34,601
Convertible subordinated debentures                                                           0                 9,625
                                                                                        -------             ---------
         Total long-term debt                                                           117,157                44,226
                                                                                        -------              --------

Commitments and contingencies
Stockholders' equity:
  Common stock                                                                            2,643                 2,643
  Capital surplus                                                                       149,083               134,186
  Retained earnings                                                                      35,728                 5,663
  Accumulated translation adjustments                                                      (802)                    1
  Treasury stock                                                                        (83,148)              (91,989)
                                                                                        -------              --------
         Total stockholders' equity                                                     103,504                50,504
                                                                                        -------              --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 483,018             $ 170,163

                                                                                        =======               =======

The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC .
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   for the three years ended December 31, 1996
                                 (In thousands)

                                     Common Stock                                     Accumulated
                                        Issued                Capital    Retained     Translation    Treasury
                                        Shares     Amount     Surplus    Earnings      Adjustment      Stock      Total
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993              10,250   $ 1,025     $           $  9,918      $              $         $ 10,943
Net income                                                                 7,519                                  7,519
Retained earnings of CT Group
  transferred to capital surplus                              11,165     (11,165)                                     0
Equity acquired in reverse
  acquisition                          16,185     1,618      122,969                                 (92,232)    32,355
Stock issuance costs for
  reverse acquisition                                            (18)                                               (18)
Stock issued to employees
  from treasury stock                                            (22)                                     96         74
Stock issued for debentures
  from treasury shares                                                                                     1          1
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994              26,435     2,643      134,094       6,272                     (92,135)    50,874
Net loss                                                                    (609)                                  (609)
Stock issued to 401(k)
  Retirement Savings Plan from
  treasury shares                                                 92                                     146        238
Accumulated translation adjustment                                                           1                        1
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995              26,435     2,643      134,186       5,663             1       (91,989)    50,504
Net income                                                                30,065                                 30,065
Cumulative effect of translation                                                          (803)                    (803)
Stock issued from treasury stock
  for options exercised                                           48                                     523        571
Tax benefit for stock option plan                                513                                                513
Stock issued from treasury stock
  for an acquisition                                           8,844                                   2,201     11,045
Stock issued for Debentures
  from treasury stock                                          5,492                                   6,117     11,609
-------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996              26,435   $ 2,643     $149,083    $ 35,728      $   (802)     $(83,148)  $103,504
-------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)

                                                                  1996                  1995                  1994

Cash flows from operating activities:
Net income (loss)                                             $    30,065            $     (609)           $    7,519
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                    12,000                 6,913                 5,474
  Minority interest                                                   (93)                 (161)                    0
  Equity in (earnings) losses of
    unconsolidated companies                                       (3,040)                  300                  (247)
  Special charge-real estate and
    investments write downs                                             0                23,086                     0
  Gain on sale of discontinued operations                            (144)               (2,667)                    0
  (Gain) loss on sale of assets                                      (221)                 (156)                 (609)
  Stock issued to employees from treasury stock                         0                     0                    74
  Changes  in  assets  and  liabilities  net  of
    effects  of  acquisitions  and divestitures:
  Accounts receivable-net and unbilled
     revenue                                                      (12,013)              (20,322)               (8,249)
  Inventories and other current assets                             (2,448)               (1,626)                 (128)
  Other assets                                                     (3,250)               (2,545)                  511
  Accounts payable and accrued expenses                            24,492                10,929                   139
  Income taxes                                                      3,814                 1,754                 1,133
  Other current liabilities                                        (6,706)               (1,194)               (2,900)
  Net assets of discontinued operations                             1,148                   963                     0
  Deferred income taxes                                            (1,240)              (10,092)                  884
  Other liabilities                                                (4,942)                1,023                    (9)
                                                                 --------             ---------             ---------
Net cash provided by operating activities                          37,422                 5,596                 3,592
                                                                 --------             ---------             ---------
Cash flows used in investing activities:
  Capital expenditures                                             (7,059)              (14,668)               (4,272)
  Investment in notes receivable                                        0               (25,000)                    0
  Investments in unconsolidated companies                          (1,212)               (7,408)                    0
  Notes to stockholders                                                 0                     0                (3,570)
  Repayment of notes to stockholders                                    0                 1,800                     0
  Cash acquired in acquisitions                                     1,130                   148                 6,585
  Cash paid in acquisitions                                        (6,164)               (1,750)               (1,850)
  Proceeds from sale of assets                                      9,107                 2,934                   664
  Repayment of notes receivable                                     1,273                   443                     0
  Distributions from unconsolidated companies                           0                   245                   277
  Net proceeds from sale of discontinued operations                   297                21,293                     0
                                                                 --------             ---------             ---------
Net cash used in investing activities                              (2,628)              (21,963)               (2,166)
                                                                 --------             ---------             ---------




The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)

                                                                  1996                1995                1994

Cash flows from financing activities:
  Proceeds from Term Loan                                             0              24,500               1,000
  Proceeds from Revolver                                         17,476              21,625                   0
  Financing costs                                                     0                (516)                  0
  Other borrowings                                               21,739               5,450                   0
  Debt repayments                                               (70,320)            (26,966)             (5,244)
  Debt repayments - Revolver                                          0             (10,000)                  0
  Repayments of notes from stockholders                               0              (2,500)               (500)
  Net proceeds from common stock issued
    from treasury stock                                             792                 238                   0
                                                                -------             -------             -------

Net cash (used in) provided by
    financing activities                                        (30,313)             11,831              (4,744)
                                                                -------             -------             -------
Net effect of translation on cash                                  (803)                  0                   0
Net increase (decrease) in cash and cash equivalents              3,678              (4,536)             (3,318)

Cash and cash equivalents-
  beginning of period                                             1,076               5,612               8,930
                                                                -------             -------             -------

Cash and cash equivalents-
  end of period                                                $  4,754            $  1,076            $  5,612
                                                                =======             =======             =======

Cash paid during the period:
         Interest                                              $ 10,029            $  4,984            $  3,984
         Income taxes                                          $ 11,676            $  7,527            $  1,695




The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)

Supplemental disclosure of non-cash investing and financing activities:

                                                                                        1996
Acquisition of Sintel:
Fair value of assets acquired:
  Accounts receivable                                                                 $ 242,280
  Inventories                                                                             2,258
  Other current assets                                                                   10,088
  Property and equipment                                                                  8,093
  Investment in unconsolidated companies                                                  9,373
  Other assets                                                                            2,094
                                                                                       --------
Total non-cash assets                                                                   274,186
                                                                                       --------
Liabilities                                                                             158,390
Long-term debt                                                                           78,024
                                                                                       --------
Total liabilities assumed                                                               236,414
                                                                                       --------
Net non-cash assets acquired                                                             37,772
Cash acquired                                                                               832
                                                                                       --------
Purchase price                                                                        $  38,604
                                                                                       ========

Seller financing                                                                      $  33,061
Cash paid for acquisition                                                                 5,164
Acquisition costs paid by the Company                                                       379
                                                                                       --------
Purchase price                                                                        $  38,604
                                                                                       ========

Acquisition of Harrison-Wright:
Fair value of net assets acquired:
Accounts receivables                                                                  $   2,147
Discontinued operations                                                                   4,225
Other current assets                                                                      2,547
Property                                                                                  4,398
Other assets                                                                                 55
                                                                                       --------
Total non-cash assets                                                                    13,372
                                                                                       --------

Liabilities                                                                               1,665
Long-term debt                                                                              366
                                                                                       --------
Total liabilities assumed                                                                 2,031
                                                                                       --------

Net non-cash assets acquired                                                             11,341
Cash acquired                                                                               131
                                                                                       --------
Net value of assets acquired                                                          $  11,472
                                                                                       ========

MasTec stock issued to Harrison-Wright's shareholders                                 $  11,045
Cash paid for acquisition                                                                   131
Acquisition costs paid by the Company                                                       296
                                                                                       --------
Purchase price                                                                        $  11,472

                                                                                       ========


The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)



Supplemental disclosure of non-cash investing and financing activities:

                                                                                      1996

Acquisition of Carolina ComTec:
Fair value of assets acquired:
  Accounts receivable, net of allowances of $167                                    $   3,660
  Inventories                                                                             722
  Other current assets                                                                     26
  Property and equipment                                                                  657
  Other assets                                                                             11
                                                                                     --------
Total non-cash assets                                                                   5,076
                                                                                     --------
Liabilities                                                                             2,873
Long-term debt                                                                            576
                                                                                     --------
Total liabilities assumed                                                               3,449
                                                                                     --------
Net non-cash assets acquired                                                            1,627
Cash acquired                                                                             167
                                                                                     --------
Fair value of net assets acquired                                                       1,794
Excess over fair value of assets acquired                                               4,956
                                                                                     --------
Purchase price                                                                      $   6,750
                                                                                     ========


Seller financing                                                                    $   3,500
Cash paid for acquisition                                                               1,000
Contingent consideration                                                                2,250
                                                                                     --------
Purchase price                                                                      $   6,750

                                                                                     ========





The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                                                      1995
Acquisitions:
Fair value of assets acquired:
  Accounts receivable                                                               $     167
  Other current assets                                                                     67
  Property                                                                              2,688
  Other assets                                                                             50
                                                                                      -------
Total non-cash assets                                                                   2,972
                                                                                      -------
Liabilities                                                                                71
Long-term debt                                                                             93
                                                                                      -------
Total liabilities assumed                                                                 164
                                                                                      -------
Net non-cash assets acquired                                                            2,808
Cash acquired                                                                             148
                                                                                      -------
Purchase price                                                                       $  2,956
                                                                                      -------
Note payable issued to ULM stockholder                                               $    800
Cash paid for acquisition                                                               1,750
Contingent consideration                                                                  406
                                                                                      -------
Purchase price                                                                       $  2,956
                                                                                      =======

Disposals:
Assets sold:
  Accounts receivable                                                                $  2,158
  Inventories                                                                           1,770
  Other current assets                                                                     22
  Property                                                                              1,832
  Other assets                                                                              4
                                                                                      -------
Total non-cash assets                                                                   5,786
Liabilities                                                                             1,878
Long-term debt                                                                            343
                                                                                      -------
Total liabilities                                                                       2,221
                                                                                      -------
Net non-cash assets sold                                                             $  3,565
                                                                                      =======
Sale Price                                                                           $ 12,350
  Transaction costs                                                                      (521)
Note receivable                                                                          (450)
                                                                                      -------
Net cash proceeds                                                                    $ 11,379

                                                                                      =======



The accompanying notes are an integral part of these consolidated financial statements.



                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)



Supplemental disclosure of non-cash investing and financing activities:


                                                                                                         1994
Acquisition of Burnup & Sims:
Fair value of net assets acquired:
  Accounts receivable, net of allowances of $1,482                                                    $ 18,274
  Inventories and other current assets                                                                   7,524
  Investments                                                                                            9,000
  Property                                                                                              40,685
  Real estate investments and other assets                                                              32,645
                                                                                                       -------
Total non-cash assets                                                                                 $108,128
                                                                                                       -------
Liabilities                                                                                           $ 49,559
Long-term debt                                                                                          31,776
                                                                                                       -------
Total liabilities assumed                                                                             $ 81,335
                                                                                                       -------
Net non-cash assets acquired                                                                            26,793
Cash acquired                                                                                            6,362
Net value of assets acquired                                                                          $ 33,155
                                                                                                       =======
Purchase price                                                                                        $ 33,155
                                                                                                       =======

Acquisition of DTI:
  Fair value of net assets acquired:
  Accounts receivable                                                                                 $  2,878
  Inventories and other current assets                                                                     389
  Property                                                                                               1,270
  Real estate investments and other assets                                                                 550
                                                                                                       -------
Total non-cash assets                                                                                 $  5,087
Liabilities                                                                                              1,988
Long-term debt                                                                                             471
                                                                                                       -------
Total liabilities assumed                                                                             $  2,459
                                                                                                       -------
Net non-cash assets acquired                                                                             2,628
Cash acquired                                                                                              223
                                                                                                       -------
Purchase price                                                                                        $  2,851
                                                                                                       -------
Note payable issued to DTI's stockholders                                                             $  1,851
Cash paid for acquisition                                                                                1,000
                                                                                                       -------
Purchase price                                                                                        $  2,851
                                                                                                       =======

                                                                  1996               1995                1994
Property acquired through financing

     arrangements                                              $  8,550            $  9,452           $  2,989
                                                                =======            ========            =======

Property acquired through capital leases                       $      0            $      0           $  1,764
                                                                =======            ========            =======




The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                   for the three years ended December 31, 1996
                                 (In thousands)



Supplemental disclosure of non-cash investing and financing activities:

         In 1996, the Company issued approximately 198,000 shares of Common Stock for an acquisition. Common Stock was issued from treasury at a cost of $2.2 million.

         In 1996, the Company converted $11.6 million of its 12% Convertible Subordinated Debentures into Common Stock. Common Stock was issued from treasury at a cost of $6.1 million. See Note 6 to the Consolidated Financial Statements.

     In 1996, the Company's purchase of an additional 3% interest in Supercanal, S.A. was financed in part by the sellers for $2 million. See Note 2 to the Consolidated Financial Statements.

         During 1996, MasTec issued $523,000 of Common Stock from treasury for stock option exercises. Capital surplus was increased by $48,000.

     In 1995, the Company's purchase of a 33% interest in Supercanal was financed in part by the seller for $7 million. See Note 2 to the Consolidated Financial Statements.

     During 1995, MasTec issued $146,000 of Common Stock from treasury stock for purchases made by The MasTec, Inc. 401(k) Retirement Savings Plan. Capital surplus was increased by $92,000.

     During 1994, MasTec sold equipment in exchange for a note receivable for $631,000.

     During 1994, MasTec issued $96,000 of Common Stock from treasury stock to its employees. Capital surplus was reduced by $22,000.



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

     MasTec, Inc. (the "Company" or "MasTec") is one of the world's leading contractors specializing in the build-out of telecommunications infrastructure. The Company's principal business consists of the design, installation and maintenance of the outside physical plant ("outside plant") for telephone and cable television communications systems, including the installation of aerial, underground and buried copper, coaxial and fiber optic cable networks and the construction of wireless antenna networks for telecommunications service companies such as local exchange carriers, competitive access providers, cable television operators, long-distance carriers, and wireless phone companies. The Company also installs central office equipment and designs, installs and maintains integrated voice, data and video local and wide area networks inside buildings ("inside wiring"). The Company believes it is the largest independent contractor providing telecommunications infrastructure construction services in the United States and Spain and one of the largest in Argentina, Chile and Peru.

     The Company is able to provide a full range of infrastructure services to its telecommunications company customers. Domestically, the Company provides outside plant services to local exchange carriers such as BellSouth Telecommunications, Inc. ("BellSouth"), U.S. West Communications, Inc., SBC Communications, Inc., United Telephone of Florida, Inc. (a subsidiary of Sprint Corporation) and GTE Corp. MasTec currently has 20 exclusive, multi-year service contracts ("master contracts") with regional bell operating companies ("RBOCs") and other local exchange carriers to provide all of their outside plant requirements up to a specific dollar amount per job and within certain geographic areas. Internationally, the Company provides through its wholly owned subsidiary Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel") outside plant services, turn-key switching system installation and inside wiring services to Telefonica de Espana, S.A. ("Telefonica") under multi-year contracts similar to those in the U.S.

     The Company was formed through the combination of Church & Tower and Burnup & Sims, two established names in the U.S. telecommunications construction services industry. On March 11, 1994, the shareholders of Church & Tower acquired 65% of the outstanding common stock of Burnup & Sims in a reverse acquisition (the "Burnup Acquisition"). Following the change in control, the senior management of Burnup & Sims was replaced by Church & Tower management and the name of Burnup & Sims was changed to "MasTec, Inc." Church & Tower is considered the predecessor company to MasTec and, accordingly, the results of Burnup & Sims subsequent to March 11, 1994 are included in the results of the Company.

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

Principles of consolidation

     The Consolidated Financial Statements include MasTec, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.











                                      F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994

Foreign currency

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. The Company translates foreign currency financial statements by translating balance sheet accounts at the exchange rate on the balance sheet date and income statement accounts at the average exchange rate for the period. Translation gains and losses are recorded in stockholders' equity, and transaction gains and losses are reflected in income.
Revenue recognition

     Revenue and related costs for short-term telecommunications construction projects, which represent approximately 90% of total revenue, are recognized as the projects are completed. Revenue generated by certain long-term construction contracts are accounted for by the percentage-of-completion method under which income is recognized based on the estimated stage of completion of individual contracts. Losses, if any, on such contracts are provided for in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets.

     The  Company  also  provides  management,   coordination,   consulting  and
administration  services  for  construction  projects.   Compensation  for  such
services is recognized ratably over the term of the service agreement.

Earnings per share

     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares during the period.
Outstanding stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. In computing the 1995 loss per share, stock options were not considered because they had an anti-dilutive effect.

     Fully diluted earnings per share, assuming conversion of the Debentures with corresponding adjustments for interest expense, net of tax, is not presented because the effect of conversion is anti-dilutive.

     The Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend for stockholders of record on February 3, 1997 payable on February 28, 1997. All earnings per share amounts have been calculated as if the dividend had occurred on December 31, 1993.

     In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe it will have any material effect on its EPS calculation.

Cash and cash equivalents

     The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments.

Inventories

     Inventories (consisting principally of material and supplies) are carried at the lower of first-in, first-out cost or market.



                                      F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


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

     The Company's investment in real estate located primarily in Florida, acquired in connection with the Burnup Acquisition, is stated at their estimated net realizable value. Investments in unconsolidated companies are accounted for following the equity method of accounting (see Note 2).

Accrued insurance

     The Company is self-insured  for certain property and casualty and worker's
compensation   exposure  and,  accordingly  accrues  the  estimated  losses  not otherwise covered by insurance.

Income taxes

     The Company records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.


2.       ACQUISITIONS AND INVESTING ACTIVITIES

Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel")

     On April 30, 1996 , the Company purchased from Telefonica, 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. In Argentina, Chile and Peru, the Company operates through unconsolidated joint ventures in which it holds interests ranging from 38% to 50%. The purchase price for Sintel was Spanish Pesetas ("Pesetas") 4.9 billion (US$39.5 million at the then exchange rate of 124 Pesetas to one U.S. dollar). An initial payment of Pesetas 650 million ($5.1 million) was made at closing. An additional Pesetas 650 million ($4.9 million) was paid on December 31, 1996, with the balance of the purchase price, Pesetas
3.6 billion (US$27.5 million), due in two equal installments on December 31, 1997 and 1998. Prior to April 30, 1996, as part of the terms of the purchase and sale agreement with Telefonica, Sintel sold certain buildings to Telefonica and Telefonica repaid certain tax credits and made a capital contribution to Sintel collectively referred to as the "Related Transactions". The total proceeds from the Related Transactions were approximately $41 million. The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Consolidated Statements of Cash Flows. The Sintel acquisition gives the Company a significant international presence. See Note 10 regarding geographic information.







                                      F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     The following information presents the unaudited pro forma condensed results of operations for the years ended December 31, 1996 and 1995 as if the Company's acquisition of Sintel and the Related Transactions had occurred on January 1, 1995. The Sintel acquisition has been treated as a "purchase" as the term is used under generally accepted accounting principles. Management's preliminary estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for involuntary employee terminations of $12.4 million and deferred taxes of $4.3 million. At December 31, 1996, approximately $2.7 million remained outstanding related to the termination reserve. The allocation reflects management's best estimate based upon currently available information and significant differences are not expected. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ($700,000 and $2.4 million for 1996 and 1995, respectively), offset by the reduction in interest and depreciation expenses resulting from the Related Transactions ($1 million and $4.4 million for 1996 and 1995, respectively) and a tax benefit at 35% for each period are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the Related Transactions occurred January 1, 1995.

                                                                                     Pro forma results of operations
                                                                                     for the year ended December 31,
                                                                                              (in thousands)
                                                                                        1996                  1995


Revenue                                                                               $ 556,495             $ 430,085
Income (loss) from continuing operations                                                 33,372               (17,498)
Net income (loss)                                                                        33,261               (14,967)
Earnings (loss) per share:
Continuing operations                                                                 $    1.33                 (0.73)
Discontinued operations                                                                    (.01)                 0.10
                                                                                       --------              --------
Net income (loss)                                                                     $    1.32             $   (0.63)
                                                                                       ========              ========

     The pro forma results for the year ended December 31, 1996 and 1995, include special charges incurred by Sintel related to a restructuring plan of $1.4 million and $21.1 million, net of tax, respectively.

     During 1996 and 1995, the Company completed certain other acquisitions which have also been accounted for under the purchase method of accounting and the results of operations have been included in the Company's consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1996 or 1995, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1996 were Carolina ComTec, Inc., a privately held company engaged in installing and maintaining voice, data and video networks and Harrison-Wright Company Inc., one of the oldest telecommunications contractors in the southeastern United States. In 1995, the Company acquired Utility Line Maintenance, a privately held company engaged in the utility right of way clearance business.

Investing activities

     In July  1996,  the  Company  contributed  its 36%  ownership  interest  in
Supercanal, S.A., a CATV operator in Argentina to a holding company. Concurrently, Multicanal, S.A., one of the leading cable television operators in Argentina, acquired a 20% interest in the holding company for approximately $17 million in cash. The Company's interest in the holding company was reduced to approximately 28.5% as a result of Multicanal's investment. At December 31, 1996, the Company's investment was $16.0 million.

     Since 1995, the Company invested a total of $2 million for a 9.3% interest in a Mexican public pay telephone company.






                                      F-16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


3.       ACCOUNTS RECEIVABLE-NET

     Accounts receivable are net of an allowance for doubtful accounts of $3,065,000, $1,009,000 and $1,404,000 at December 31, 1996, 1995 and 1994,
respectively. The Company recorded a provision for doubtful accounts of $1,083,000, $425,000 and $268,000 during 1996, 1995 and 1994, respectively. In addition, the Company recorded write-offs of $77,000, $683,000 and $596,000 during 1996, 1995 and 1994, respectively and in 1996 transferred from other accounts $883,000.

     Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $4,052,000 and $2,561,000 at December 31, 1996 and 1995, respectively.


4.       NOTES RECEIVABLE

     In July 1995, the Company made a $25 million one year non-recourse term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan is collateralized by 40% of the capital stock of a holding company that owns 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecell"), one of two cellular phone operators in the Republic of Ecuador. In order to permit a sale of Devono's indirect interest in Conecell to a third party, the Company has not called its loan. In any such future sale, the Company is entitled under the terms of its loan agreement with Devono to repayment of its loan and accrued interest, plus a certain percentage of the total purchase price.


5.       PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following as of December 31, 1996 and 1995 (in thousands):

                                          1996                 1995

Land                                    $  7,479             $  6,926
Buildings and improvements                 6,187                4,081
Machinery and equipment                   63,110               43,605
Office furniture and equipment             3,343                1,194
                                         -------              -------
                                          80,119               55,806
Less-accumulated depreciation            (20,517)             (11,235)
                                         -------              -------

                                        $ 59,602             $ 44,571
                                         =======              =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


6.       DEBT

Debt is comprised of the following as of December 31, 1996 and 1995 (in thousands):

                                                                                       1996                    1995

Revolver, Fleet Credit Facility at LIBOR plus 2.00% (7.69% and 7.75% at December
  31, 1996 and
  1995, respectively)                                                                  $ 24,865              $ 10,982
Term Loan, Fleet Credit Facility, at LIBOR plus 2.25%
  (7.94% and 8.00% at December 31, 1996 and
  1995, respectively)                                                                    22,000                23,262
Revolving credit facility, at MIBOR plus 0.30% (7.00%) at
  December 31, 1996 due November 1, 1998)                                                43,613                     0
Other bank facilities, at interest rates from 8.1% to 9.3%                               11,048                     0
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                                 18,865                14,682
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                                     32,253                 8,382
Real estate mortgage notes, at interest
  rates from 8.5% to 8.53% due in installments
  through the year 2001                                                                   2,548                 2,531
12% Convertible Subordinated Debentures                                                       0                12,250
                                                                                        -------               -------

Total debt                                                                              155,192                72,089
Less current maturities                                                                 (38,035)              (27,863)
                                                                                        -------               -------

Long term debt                                                                         $117,157              $ 44,226
                                                                                        =======               =======



     Not included in the preceding table at December 31, 1996 and 1995 is approximately $1.9 million and $2.2 million, respectively in capital leases related to discontinued operations (see Note 14).

     The Company maintains a $50 million credit facility with Fleet Capital Corporation (the "Fleet Credit Facility") collateralized by certain equipment and receivables maturing January 2000 and also maintains several other credit facilities for the purpose of financing equipment purchases. The Company may reborrow under the Revolver as principal payments under the Term Loan are made. Interest on the Term Loan accrues, at the Company's option, at the rate of prime or 2.25% over LIBOR. Interest on the Revolver accrues, at the Company's option, at the rate of prime or 2.00% over LIBOR. Additionally, the Company has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. Interest on this facility accrues at MIBOR (Madrid interbank offering rate) plus .30%. At December 31, 1996, the Company had $82.1 million (1.08 billion Pesetas) of debt denominated in Pesetas, including $27.4 million remaining under the acquisition debt incurred pursuant to the Sintel Acquisition (see Note 2).

     Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants such as minimum levels of cash flow and tangible net worth.

     In May 1996, the Company called its 12% Convertible Subordinated Debentures (the "Debentures") effective June 30, 1996. The Debentures were converted into Common Stock increasing the number of shares outstanding by 690,456.





                                      F-18
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     The Company has letters of credit outstanding totaling $3.5 million. These letters of credit were issued primarily as security to the Company's insurance administrators as part of its self-insurance program.

At December 31, 1996 debt matures as follows:

       1997              $  38,035
       1998                 69,195
       1999                  9,314
       2000                  5,741
       2001                  4,548
       after 2001           28,359
                           -------
       Total             $ 155,192
                           =======


7.       STOCK OPTION PLANS

     The Company's only employee stock option plan currently in effect is the 1994 Stock Incentive Plan (the "1994 Plan"). However, options which were outstanding under the Company's 1976 and 1978 stock option plans at the time of the Burnup Acquisition remain outstanding in accordance with the terms of the respective plans. Approximately 49,200 shares have been reserved for and may still be issued in accordance with the terms of such plans. Compensation expense of $589,000 and $51,000 was recorded in 1996 and 1995, respectively, related to the 1976 plan. Shares underlying stock options and exercise prices have been adjusted to reflect the three-for-two stock split declared in 1997 by the Board of Directors.

     The 1994 Plan authorizes the grant of options or awards of restricted stock up to 1,200,000 shares of the Company's Common Stock, of which 300,000 shares may be awarded as restricted stock. As of December 31, 1996, options to purchase 732,000 shares had been granted. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised within ten years from the date of grant. Options are issued with an exercise price no less than the fair market value of the Common Stock at the grant date.

     The Company also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan authorized the grant of options to purchase up to 600,000 shares of the Company's Common Stock to the non-employee members of the Company's Board of Directors. Options to purchase 112,500 shares have been granted to Board members through 1996. The options granted become exercisable ratably over a three year period from the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

     In addition, during 1994 options to purchase 150,000 shares of Common Stock at $3.83 per share were granted to a director outside the Directors' Plan in lieu of the Director's Plan and annual fees paid to the director. Compensation expense of $42,500 in connection with the issuance of this option is being recognized annually over the five year vesting period. The options are exercisable ratably over a five year period beginning the year after the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


The following is a summary of all stock option transactions:
                                                                                                                   Weighted Avg.
                                                                              Weighted Avg.        Exercise       Fair Value of
                                                                     Shares  Exercise Price         Price        Options Granted



Outstanding December 31, 1994                                       407,700      $ 4.62       $  0.10 - $  5.29
Granted                                                             303,000        8.48       $  6.83 - $  8.92       $ 4.22
Exercised                                                            (3,150)       5.29       $  0.10 - $  5.29
Canceled                                                            (32,250)       3.94       $  0.10 - $  8.92
                                                                    -------     -------

Outstanding December 31, 1995                                       675,300        6.11       $  0.10 - $  8.92

Granted                                                             306,000       16.96       $  7.42 - $ 28.58       $ 9.23
Exercised                                                           (81,600)       6.02       $   .10 - $  8.92
Canceled                                                             (2,700)       5.29       $  8.92 - $  8.92
                                                                    -------     -------

Outstanding December 31, 1996                                       897,000      $ 9.81       $   .10 - $ 28.58
                                                                    =======     =======



The following table summarizes information about stock options outstanding at December 31, 1996:

                                              Options Outstanding                                 Options Exercisable
                             ------------------------------------------------------     -------------------------------------
                                  Number           Wtd. Avg.          Wtd. Avg.                 Number            Wtd. Avg.
   Range of                    Outstanding         Remaining          Exercise               Excercisable         Exercise
Exercise Prices                at 12/31/96      Contractual Life        Price                at 12/31/96            Price

 0.10                             17,850              6.4              $ 0.10                    5,400             $ 0.10
 1.33                             21,000              6.4                1.33                    9,570               1.33
 3.83 -  5.29                    281,250              7.2                4.51                   85,470               4.51
 6.68 -  8.92                    368,400              8.7                8.28                   38,700               8.83
21.25 - 28.58                    208,500              9.6               21.38                        0                  -
                                 -------              ---               -----                  -------              -----
 0.10 - 28.58                    897,000              8.3              $ 9.82                  139,140             $ 5.32
                                 =======              ===               =====                  =======              =====


     As of December 31, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is required to disclose pro forma net income and earnings per share both for 1996 and 1995 as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: a five year expected life for all years; volatility factors of 51% for both years; risk-free interest rates of 6.13% and 5.94%, respectively; and no dividend payments. Had compensation cost for the Company's options plans been determined and recorded consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


                                                                 1996                 1995


Net income (loss)
As reported                                                    $  30,065            $   (609)
Pro forma                                                         29,211                (880)

Earnings per share
As reported                                                    $    1.20            $  (0.03)
Pro forma                                                      $    1.16            $  (0.04)

     The 1996 and 1995 pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and does not reflect a tax benefit related to the compensation expense as such benefit would be reflected directly in stockholders' equity given that the options are considered incentive stock options.


8.       INCOME TAXES

     On March 11, 1994, the Company became a taxable corporation and the effect of recognizing the change in tax status of approximately $435,000 is included in the provision for income taxes for the year ended December 31, 1994.

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                   1996                 1995                  1994
         Current:
              Federal                                           $ 10,891              $  4,821              $  2,444
              Foreign                                              5,347
              State and local                                      1,536                  (284)                  375
                                                                  ------                ------                ------
         Total current                                            17,774                 4,537                 2,819
                                                                  ------                ------                ------

         Deferred:
              Federal                                             (1,895)               (5,879)                 (422)
              State and local                                       (218)                 (493)                  (72)
                                                                  ------                ------                ------
         Total deferred                                           (2,113)               (6,372)                 (494)
                                                                  ------                ------                ------

         Provision (benefit) for income taxes                     15,661                (1,835)                2,325
         Discontinued operations                                     (70)                  135                   552
                                                                  ------                ------                ------
                  Total                                         $ 15,591              $ (1,700)             $  2,877
                                                                  ======                ======                ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                                        1996                  1995
Deferred tax assets:
Accrued self insurance                                                                $   3,050             $   2,773
Operating loss and tax credit carry forward                                                 525                   543
Accrual for disposal of discontinued
  operations                                                                              1,147                 1,503
All other                                                                                 4,774                 2,708
                                                                                        -------               -------
Total deferred tax assets                                                             $   9,496             $   7,527
                                                                                        -------               -------

Deferred tax liabilities:
Property and equipment                                                                $   5,817             $   5,873
Asset revaluations                                                                        5,462                 2,604
All other                                                                                 1,718                 2,820
                                                                                        -------               -------
Total deferred tax liabilities                                                        $  12,997             $  11,297
                                                                                        -------               -------
Valuation allowance                                                                         500                   400
                                                                                        -------               -------
Net deferred tax liabilities                                                          $   4,001             $   4,170

                                                                                        =======               =======

     The net change in the valuation allowance for deferred tax assets in 1996 was an increase of $100,000. The change relates primarily to state capital losses generated in the current year which management believes will more likely than not be realized.

     Deferred  tax  assets  of  $2,096,000  and  $1,068,000  for 1996 and  1995,
respectively,   have  been  recorded  in  current  assets  in  the  accompanying consolidated financial statements.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                                   1996                  1995                 1994
U.S. statutory federal rate
  applied to pretax income                                          35%                  (35)%                 34%
State and local income taxes                                         2                    (2)                   5
Effect of dividend exclusion                                         0                    (5)                  (2)
Change in tax status                                                 0                     0                   (9)
Foreign loss producing no tax benefit                                0                     6                    0
Effect of non-U.S. tax rates                                        (3)
Adjustment of prior years' taxes                                     0                    (5)                   0
Change in federal statutory tax rate                                 0                     9                    0
Change in state tax filing status                                    0                    (8)                   0
Other                                                                0                     3                   (2)
                                                                    --                   ---                   --
(Benefit) Provision for income taxes                                34%                  (37)%                 26%
                                                                    ==                   ===                   ==


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     No provision was made in 1996 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 1996 undistributed earnings of the foreign subsidiaries amounted to $12.5 million. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $1.3 million would have been required.

     The Internal Revenue Service is currently examining the tax returns of Burnup & Sims for the fiscal years ended April 30, 1989 through April 30, 1993. The Company has filed a protest with the appellate level of the IRS regarding assessments made for the years 1989 through 1991. Adjustments, if any, as a result of this audit will be recorded as an adjustment to purchase accounting.

9.       CAPITAL STOCK

     The Company has authorized 50,000,000 shares of Common Stock. At December 31, 1996 and 1995, 26,434,814 shares of Common Stock were issued, 25,621,134 and 24,082,584 shares were outstanding (adjusted for the stock split), respectively, and 813,680 and 2,352,230 were held in treasury, at cost (after giving effect to the stock split paid in the form of a dividend from treasury stock), respectively.

     At the date of the Burnup Acquisition, the Company transferred Church & Tower's previously reported undistributed earnings and profits of approximately $11,165,000 to capital surplus.

     At December 31, 1996 and 1995, the Company had 5,000,000 shares of authorized but unissued preferred stock.


10.      OPERATIONS BY GEOGRAPHIC AREAS

     The Company's principal source of revenue is the provision of telecommunication infrastructure construction services in the United States and Spain. The Company did not have significant international operations in 1995 or 1994, accordingly, only 1996 geographic information is presented below:

                                                                                        1996
Revenue
  Domestic                                                                            $ 284,645
  International                                                                         188,155
                                                                                       --------
Total                                                                                 $ 472,800
                                                                                       ========

Operating income
  Domestic                                                                            $  30,209
  International                                                                          19,733
                                                                                       --------
Total                                                                                 $  49,942
                                                                                       ========

Identifiable assets
  Domestic                                                                            $ 118,929
  International                                                                         258,071
  Corporate                                                                             106,018
                                                                                       --------
Total                                                                                 $ 483,018
                                                                                       ========







                                      F-23
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


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

11.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company derives a substantial portion of its revenue from the provision of telecommunication infrastructure services to Telefonica and to BellSouth. For the year ended December 31, 1996, approximately 35% and 15% of the Company's revenue was derived from services performed for Telefonica and BellSouth, respectively. Revenue generated by Sintel from Telefonica is included from May 1, 1996 (see Note 2). During 1995 and 1994, the Company derived revenue from BellSouth of approximately $73.1 million and $48.3 million, respectively. Accounts receivable from the Company's two largest customers at December 31, 1996 and 1995 were $194.2 million and $19.3 million, respectively. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and BellSouth for a significant portion of its revenue in the future.

12.      COMMITMENTS AND CONTINGENCIES

     In December 1990, Albert H. Kahn, a stockholder of the Company, filed a purported class action and derivative suit in Delaware state court against the Company, the then-members of its Board of Directors, and National Beverage Corporation ("NBC"), the Company's then-largest stockholder. The complaint alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions, including the distribution in 1989 to the Company's stockholders of all of the common stock of NBC owned by the Company and the exchange by NBC of shares of common stock of the Company for certain indebtedness of NBC to the Company. The lawsuit seeks to rescind these transactions and to recover damages in an unspecified amount.

     In November 1993, Mr. Kahn filed a class action and derivative complaint against the Company, the then-members of its Board of Directors, Church & Tower, Inc. and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal shareholders of Church & Tower, Inc. The 1993 lawsuit alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of the Company by the Mas family, and that Church & Tower, Inc. and its principal shareholders had knowledge of the fiduciary duties owed by NBC and the Company's Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of the Company's Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing the Company's affairs prior to the acquisition by the Mas Family.

     Each of the foregoing lawsuits is in discovery and no trial date has been set. The Company believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

     The Company is involved in a lawsuit filed in November 1995 by BellSouth arising from certain work performed by a subcontractor of the Company from 1991 to 1993. The amount claimed against the Company in this lawsuit approximates $800,000. The Company has filed a counterclaim against BellSouth for unpaid invoices related to this work. The Company believes that the allegations asserted by BellSouth in the lawsuit are without merit and intends to defend the lawsuit vigorously.







                                      F-24
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     All of the claims asserted in the lawsuits described above, with the exception of the second lawsuit filed by Albert Kahn, arise from activities undertaken prior to March 1994, the date of the consummation of the acquisition of the Company by the Mas Family.

     The Company is a party to other pending legal proceedings arising in the normal course of business, none of which the Company believes is material to the Company's financial position or results of operations.

     In 1990, Trilogy Communications, Inc. filed suit against Excom Realty, Inc., a wholly owned subsidiary of the Company, for damages and declaratory relief. The Company counterclaimed for damages. On May 1, 1995, the Company settled its counterclaim for $1.3 million, which is recorded as other income in the accompanying consolidated financial statements.

     In connection with certain contracts, the Company has signed certain agreements of indemnity in the aggregate amount of approximately $100.2 million, of which approximately $62.3 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts.

     Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. The Company is in the process of removing, restoring and upgrading these tanks, as required by applicable laws, and has identified certain tanks and surrounding soil which will require remedial cleanups.


13.      FAIR VALUE

     For certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term floating rate notes are carried at amounts that approximate fair value.

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


14.      DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

     In the third quarter of 1995, the Company determined to concentrate its resources and better position itself to achieve its strategic growth objectives by disposing of all of the general products segment that the Company acquired as part of the Burnup Acquisition. These operations and assets include Southeastern Printing Company, Inc. ("Southeastern"), Lectro Products, Inc. ("Lectro") and Floyd Theatres, Inc. ("Floyd Theatres").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million. A gain of $1.5 million net of tax, resulted from this transaction in the first quarter. In August 1995, the Company sold the stock of Lectro for $11.9 million in cash and a note receivable of $450,000. A gain of $5.9 million, net of tax was recorded in the third quarter related to the sale of Lectro. In January 1997, the Company sold the assets of Southeastern at its carrying value for approximately $2.1 million in cash and a note for $500,000.

     As part of the acquisition of Harrison-Wright (see Note 2) the Company purchased the assets of Utility Pre-cast, Inc. The Company intends to sell the pre-cast business and accordingly has reflected the net assets of approximately $4.2 million as a discontinued operation.

     Included in other current assets in the accompanying balance sheet is approximately $15.7 million and $17.7 million of real estate held for sale at December 31, 1996 and 1995, respectively.

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

     Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows (in thousands):

                                                                   1996                  1995                  1994


Revenue                                                          $ 12,665              $ 21,952              $ 29,902
                                                                  =======                ======                ======

(Loss) earnings before income taxes                                 (288)              $     58              $  1,377
(Benefit) provision for income taxes                                (111)                    20                   552
                                                                  ------                 ------                ------
Net income from discontinued operations                          $   177               $     38              $    825
                                                                  ======                 ======                ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


15.      QUARTERLY FINANCIAL DATA (Unaudited)

                                                            (Dollars in thousands, except earnings per share)
1996:                                       First            Second             Third             Fourth
                                           Quarter         Quarter (2)       Quarter (3)        Quarter (4)         Total


Revenue                                  $   62,547         $ 108,634         $ 142,394          $ 159,225        $ 472,800
                                           ========           =======           =======            =======          =======

Operating income                         $    6,477         $  11,384         $  15,401          $  16,680        $  49,942
                                          =========           =======           =======            =======          =======

Income from
  continuing operations                  $    3,695         $   6,373         $   9,362          $  10,746        $  30,176
  (Loss) income from
    discontinued operations
    including gain (loss)
    on disposal, net of taxes                   (14)               27               163               (287)            (111)
                                           --------          --------           -------            -------          -------

Net income                               $    3,681         $   6,400         $   9,525          $  10,459        $  30,065
                                           ========          ========           =======            =======          =======

Earnings per share (1) (5):
  Income from continuing
    operations                           $     0.15         $    0.26         $    0.37          $    0.41        $    1.20
  Income from discontinued
    operations                                 0.00              0.00              0.00              (0.01)            0.00
                                           --------          --------           -------            -------          -------
                                         $     0.15         $    0.26         $    0.37          $    0.40        $    1.20
                                           ========          ========           =======            =======          =======

1995:

Revenue                                  $   34,623         $  39,174         $  46,642          $  54,144        $ 174,583
                                           ========          ========           =======            =======          =======

Operating income                         $    4,497         $   6,036         $   3,696          $   3,598        $  17,827
                                           ========          ========           =======            =======          =======

Income (loss) from
  continuing operations                  $    2,452         $   4,447         $  (7,438)         $  (2,601)       $  (3,140)
Income (loss) from
  discontinued operations
  including gain (loss)
  on disposal, net of taxes                   1,709               205             1,551               (934)           2,531
                                           --------          --------           -------            -------          -------
Net income (loss)                        $    4,161         $   4,652         $  (5,887)         $  (3,535)       $    (609)
                                           ========          ========           =======            =======          =======

Earnings per share (1) (5):
  Income (loss) from continuing
    operations                           $     0.10         $    0.18         $   (0.31)         $   (0.11)       $   (0.13)
  Income (loss) from discontinued
    operations                                 0.07              0.01              0.06              (0.04)            0.10
                                          ---------          --------           -------            -------          -------
                                         $     0.17         $    0.19         $   (0.24)         $   (0.15)       $   (0.03)
                                          =========          ========           =======            =======         ========

     (1)  Earnings  per  share   amounts  have  been  adjusted  to  reflect  the
three-for-two   stock  split  declared  by  the  Company's  Board  of  Directors subsequent to year end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


     (2) The Company acquired Sintel (see Note 2) on April 30, 1996.

     (3) In the third quarter of 1995, the Company recorded a special charge of $15.4 million to write-down its real estate held for sale.

     (4) In the fourth quarter of 1995, the Company recorded an additional charge of $ 7.7 million to write-down real estate held for sale and its investment in preferred stock.

     (5) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share data does not equal the total computed for the year due to changes in the weighted average number of shares outstanding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                             MasTec, Inc.
                            (Registrant)

                            /s/Edwin D. Johnson
                            -----------------------------
                            Edwin D. Johnson
                            Senior Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1997.

/s/ Jorge Mas                             /s/ Samuel C. Hathorn, Jr.
Jorge Mas                                 Samuel C. Hathorn, Jr.
President and Chief Executive Officer     Director
(Principal Executive Officer)

/s/ Jorge L. Mas                          /s/ Jose S. Sorzano
Jorge L. Mas                              Jose S. Sorzano
Chairman of the Board                     Director

/s/ Arthur B. Laffer
Arthur B. Laffer
Director

/s/ Eliot C. Abbott
Eliot C. Abbott
Director

EXHIBIT INDEX

     3.1  Certificate  of  Incorporation  and By-laws of the  Company,  filed as
Exhibit 3(i) to Company's Registration Statement on Form S-8 (File No. 33-55237) and incorporated by reference herein.

     10.1 Loan and Security Agreement dated January 29, 1995, between the Company and Barclays Business Credit, Inc. filed as Exhibit 10 to the Company's Form 8-K dated February 9, 1995 and incorporated by reference herein.

     10.2 Loan Agreement dated July 14, 1995 between the Company and Devono Company Limited, filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended June 30, 1995 and incorporated by reference herein.

     10.3 Amendment to Loan and Security Agreement dated February 29, 1996 between the Company and Fleet Capital Corporation filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

     10.4 Stock Option Agreement dated March 11, 1994 between the Company and Arthur B. Laffer as filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

     10.5 Joinder and Second Amendment to Loan and Security Agreement dated December 30, 1996 between the Company and Fleet Capital Corporation.

     21.1 Subsidiaries of the Company.

     23.1 Consent of Coopers & Lybrand L.L.P.

     23.2 Consent of Coopers & Lybrand L.L.P.

     23.3 Consent of Coopers & Lybrand L.L.P.

     23.4 Consent of Coopers & Lybrand L.L.P.

     27.1 Financial data schedule.