Form 10-Q
period 1997-03-31
MASTEC INC
filed 1997-05-12
CIK 15615

Page 1 of 17




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                          Commission file number 0-3797

--------------------------------------------------------------------------------
[GRAPHIC OMITTED]
--------------------------------------------------------------------------------






             (Exact name of registrant as specified in its charter)

                    Delaware                                59-1259279
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

        3155 N.W. 77th Avenue, Miami, FL                    33122-1205
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (305) 599-1800

 Former name, former address and former fiscal year, if changed since last report: Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                    Outstanding as of
            Class of Common Stock                       May 9, 1997
               $ 0.10 par value                         26,440,514


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


                                  MasTec, Inc.
                                      Index


PART I        FINANCIAL INFORMATION

    Item 1 -  Unaudited Condensed Consolidated Statements of Income
              for the Three Month Period Ended March 31, 1997 and
              March 31, 1996.............................................................................3

              Condensed Consolidated Balance Sheets as of March 31, 1997
              (Unaudited) and December 31, 1996..........................................................4

              Unaudited Consolidated Statement of Stockholders' Equity for
              the Three Month Period ended March 31, 1997................................................5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Three Month Period Ended March 31, 1997 and
              March 31, 1996.............................................................................6

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)...........................................................9

    Item 2 -  Management's Discussion and Analysis of Results of Operations
              and Financial Condition...................................................................14

PART II       OTHER INFORMATION.........................................................................17



                                  MasTec, Inc.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                              (Unaudited)
                                                           1997          1996
                                                           -----         ----


Revenue ..............................................   $ 130,143    $  62,547
Costs of revenue .....................................      93,215       47,330
Depreciation and amortization ........................       3,804        2,262
General and administrative expenses ..................      17,629        6,478
                                                         ---------    ---------
         Operating income ............................      15,495        6,477
Interest expense .....................................       2,873        1,677
Interest and dividend income .........................         462          824
Interest on notes from stockholders ..................           0           15
Other income, net ....................................         520            8
                                                         ---------    ---------
Income from continuing operations before equity in
  earnings of unconsolidated companies,
  provision for income taxes and minority interest ...      13,604        5,647
Equity in earnings of unconsolidated companies .......         737          366
Provision for income taxes ...........................       4,969        2,323
Minority interest ....................................         (34)           5
                                                         ---------    ---------
Income from continuing operations ....................       9,338        3,695

Discontinued operations:
Loss from discontinued operations
  (net of applicable income taxes) ...................         (51)         (14)
                                                         ---------    ---------
Net income ...........................................       9,287    $   3,681
                                                         =========    =========

Weighted average shares outstanding (1) ..............      26,068       24,232
                                                         =========    =========
Earnings per share:
Continuing operations ................................   $    0.36    $    0.15
Discontinued operations ..............................        0.00         0.00
                                                         ---------    ---------
                                                         $    0.36    $    0.15
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

(1) Amounts have been adjusted to reflect the three-for-two stock split declared in February 1997.



                                  MasTec, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                         March 31,  December 31,
                                                           1997         1996
                                                           ----         ----

ASSETS
Current assets:
  Cash and cash equivalents ..........................  $    1,672   $    4,754
  Accounts receivable-net and unbilled revenue .......     257,940      306,022
  Notes receivable ...................................         531       29,549
  Inventories ........................................       6,333        4,837
  Other current assets ...............................      28,732       37,477
                                                         ---------    ---------
         Total current assets ........................     295,208      382,639
                                                         ---------    ---------

Property and equipment-at cost .......................      83,909       80,119
Accumulated depreciation .............................     (24,062)     (20,517)
                                                         ---------    ---------
         Property-net ................................      59,847       59,602

Investments in unconsolidated companies ..............      67,164       30,209
Notes receivable from stockholders ...................       1,770        1,770
Other assets .........................................      18,993       10,893
                                                         ---------    ---------

         TOTAL ASSETS ................................   $ 442,982    $ 485,113
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt .........................   $  35,542    $  38,035
  Accounts payable ...................................     127,817      162,377
  Other current liabilities ..........................      26,525       28,352
                                                         ---------    ---------
         Total current liabilities ...................     189,884      228,764
                                                         ---------    ---------

Other liabilities ....................................      35,388       35,688
                                                         ---------    ---------

Long-term debt .......................................      97,325      117,157
                                                         ---------    ---------

Commitments and contingencies
Stockholders' equity:
  Common stock .......................................       2,643        2,643
  Capital surplus ....................................      80,234      149,083
  Retained earnings ..................................      45,015       35,728
  Accumulated translation adjustments ................      (1,863)        (802)
  Treasury stock .....................................      (5,644)     (83,148)
                                                         ---------    ---------
         Total stockholders' equity ..................     120,385      103,504
                                                         ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 442,982    $ 485,113
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.




                                  MasTec, Inc.
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                 (In thousands)
                    for the three months ended March 31, 1997

                                 Common Stock                                         Accumulated
                                    Issued                   Capital     Retained    Translation   Treasury
                                    Shares       Amount      Surplus     Earnings    Adjustment     Stock         Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          26,435      $ 2,643      $ 149,083   $ 35,728     $  (802)    $(83,148)      $103,504
Net income                                                                  9,287                                   9,287
Cumulative effect of
  translation                                                                          (1,061)                     (1,061)
Stock issued to employees
  from treasury stock                                             (134)                                300            166
Stock issued for acquisitions
  from treasury stock                                            4,080                               1,402          5,482
Stock issued from
  Treasury stock                                                 3,007                                              3,007
Stock issued for stock dividend
  from treasury stock                                          (75,802)                             75,802              0
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997             26,435      $ 2,643      $  80,234   $ 45,015     $ (1,863)    $ 5,644)      $120,385

==========================================================================================================================



The accompanying notes are an integral part of these financial statements.



                                  MasTec, Inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             1997                   1996
                                                                             ----                   ----
                                                                                     (Unaudited)
Cash flows from operating activities:
Net income                                                                 $   9,287             $   3,681
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Minority interest                                                                 34                    (5)
Depreciation and amortization                                                  3,804                 2,262
Equity in earnings of unconsolidated companies                                  (737)                 (366)
Loss on sale of assets                                                           187                    93
Changes  in  assets  and  liabilities net of
  effect  of   acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue                                33,044                (5,828)
  Inventories and other current assets                                        (1,019)                 (370)
  Other assets                                                                  (626)                  128
  Accounts payable and accrued expenses                                      (27,425)               (4,292)
  Income taxes                                                                   637                  (571)
  Other current liabilities                                                      168                   667
  Net assets of discontinued operations                                           32                  (222)
  Deferred taxes                                                              (1,034)                1,157
  Other liabilities                                                             (294)                  618
                                                                            --------              --------
Net cash provided by (used in) operating activities                           16,058                (3,048)

Cash flows from investing activities:
  Cash acquired in acquisitions                                                  654                   167
  Cash paid for acquisitions                                                  (4,588)               (1,000)
  Repayment of notes receivable                                                   26                   735
  Capital expenditures                                                        (1,887)                 (881)
  Investment in unconsolidated companies                                      (3,797)                 (644)
  Net proceeds from sale of discontinued operations                            2,005                     0
  Proceeds from sale of assets                                                 4,614                 5,293
                                                                            --------              --------
Net cash (used in) provided by investing activities                           (2,973)                3,670

Cash flows from financing activities:
Proceeds from Revolver                                                        19,280                 1,400
Borrowings                                                                        69                   952
Debt repayments                                                              (38,420)               (2,660)
Net proceeds from common stock issued                                          3,173                    22
                                                                            --------              --------
Net cash used in financing activities                                        (15,898)                 (286)
                                                                            --------              --------

Net (decrease) increase in cash and cash equivalents                          (2,813)                  336

Effect of translation on cash                                                   (269)                    2

Cash and cash equivalents - beginning of period                                4,754                 1,076
                                                                            --------              --------
Cash and cash equivalents - end of period                                 $    1,672                 1,414
                                                                            ========              ========

Supplemental disclosures of cash flow information: Cash paid during the period:

Interest                                                                  $    2,251             $   1,358
Income taxes                                                              $    4,537             $   1,724

The accompanying notes are an integral part of these financial statements.


                                  MasTec, Inc.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                                           THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1997                  1996
                                                                             ----                  ----
                                                                                    (Unaudited)

Acquisitions Fair value of assets acquired:
Accounts receivable                                                        $   5,487             $   3,660
Inventories                                                                      193                   722
Other current assets                                                              77                    26
Property                                                                       3,491                   657
Other assets                                                                   1,323                    11
                                                                             -------             ---------
Total non-cash assets                                                         10,571                 5,076
                                                                              ------               -------
Liabilities                                                                    3,626                 2,873
Debt                                                                           3,246                   576
                                                                             -------              --------
Total liabilities assumed                                                      6,872                 3,449
                                                                             -------               -------
Net non-cash assets acquired                                                   3,699                 1,627
Cash acquired                                                                    654                   167
                                                                            --------              --------
Fair value of net assets acquired                                              4,353                 1,794
Excess over fair value of assets acquired                                      6,174                 4,956
                                                                             -------               -------
Purchase price                                                              $ 10,527             $   6,750
                                                                              ======               =======


Note payable issued in acquisitions                                       $      130             $   3,500
Cash paid and common stock issued for acquisitions                             6,397                 1,000
Contingent consideration                                                       4,000                 2,250
                                                                             -------               -------
Purchase price                                                              $ 10,527             $   6,750
                                                                              ======               =======



Property acquired through financing arrangements                          $      413             $   1,690
                                                                            ========                ======

In 1997, the Company issued approximately 172,982 shares of Common Stock for acquisitions. Common Stock was issued from treasury stock at a cost of approximately $1.4 million.

In 1996, the Company's purchase of an additional 3% interest in a cable television operator was financed in part by the sellers for $2 million.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


1.       CONSOLIDATION AND PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operations or financial position of MasTec.

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

2.       ACQUISITIONS

Domestic

         During the quarter ended March 31, 1997, the Company completed certain acquisitions which have been accounted for under the purchase method of accounting and the results of operations have been included in the Company's condensed consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1997 or 1996, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1997 were Kennedy-Cable Construction, Inc. and Shanco Corporation, two contractors servicing multiple systems operators such as MediaOne, Time Warner, and Cox Communications in a number of states including Alabama, Florida, Georgia, New Jersey, New York, North Carolina, South Carolina and Texas; and R.D. Moody & Associates, Inc. and B&D Contractors, Inc. of North Carolina, two telecommunications and utility contractors with operations primarily in the southeastern United States.

International

         On April 30, 1996, the Company purchased from Telefonica de Espana, S.A. ("Telefonica"), 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. The Sintel acquisition gave the Company a significant international presence. See
Note 6 regarding geographic information.

         The following information presents the unaudited pro forma condensed results of operations for the three months ended March 31, 1996 as if the Company's acquisition of Sintel and the Related Transactions had occurred on January 1, 1996. The Sintel acquisition has been treated as a "purchase" as the term is used under generally accepted accounting principles. Management's preliminary estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for employee terminations net of deferred taxes. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ($527,000), offset by the reduction in interest and depreciation expenses resulting from the Related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


Transactions ($1.0 million) and a tax expense of 35% is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the Related Transactions occurred January 1, 1996.

                                         Pro forma results of operations
                                    for the three months ended March 31, 1996

Revenue                                            $ 123,762
Income from continuing operations                      4,652
Net income                                         $   4,638
Earnings per share:
Continuing operations                              $    0.19
Discontinued operations                                 0.00
Net income                                         $    0.19


         The pro forma results for the three months ended March 31, 1996 include special charges incurred by Sintel related to a restructuring plan of $1.0 million, net of tax.


3.       RELATED PARTY TRANSACTIONS

         Notes receivable from stockholders bear interest at the prime rate plus 2% (10.50% at March 31, 1997). In April 1997, $1.1 million due on the notes had been repaid.


4.       NOTES RECEIVABLE

         In July 1995, the Company made a $25 million one year non-recourse term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan was collateralized by 40% of the capital stock of a holding company that owns 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecell"), one of two cellular phone operators in the Republic of Ecuador. In May 1997, the Company converted its loan and accrued interest into the stock of the holding company and accordingly is reflecting its investment as an investment in unconsolidated companies in the accompanying March 31, 1997 consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


5.       DEBT

Debt is comprised of the following (in thousands):
                                                                            March 31,           December 31,
                                                                              1997                  1996
                                                                              ----                  ----

Revolver,  Fleet  Credit  Facility at LIBOR plus 2.00%
 (7.69% and 7.75% at March 31, 1997 and
  December 31, 1996, respectively)                                         $  16,550             $  24,865
Term Loan, Fleet Credit Facility, at LIBOR plus 2.25%
  (7.94% and 8.00% at March 31, 1997 and
  December 31, 1996, respectively)                                            21,000                22,000
Revolving credit facility, at MIBOR plus 0.30% (6.30%
  and 7.00% at March 31, 1997 and December 31, 1996,
 respectively due November 1, 1998)                                           33,134                43,613
Other debt denominated in Spanish Pesetas, at interest
  rates from 6.5% to 8.15%                                                    13,331                11,048
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                      17,319                18,865
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                          29,023                32,253
Real estate mortgage notes, at interest
  rates from 8.5% to 8.53% due in installments
  through the year 2001                                                        2,510                 2,548
                                                                           ---------             ---------

Total debt                                                                   132,867               155,192
Less current maturities                                                      (35,542)              (38,035)
                                                                            --------              --------

Long term debt                                                            $   97,325             $ 117,157
                                                                            ========               =======


         The Company maintains a $50 million credit facility with Fleet Capital Corporation (the "Fleet Credit Facility") collateralized by certain equipment and receivables maturing January 2000 and also maintains several other credit facilities for the purpose of financing equipment purchases. The Company may reborrow under the Revolver as principal payments under the Term Loan are made. Interest on the Term Loan accrues, at the Company's option, at the rate of prime or 2.25% over LIBOR. Interest on the Revolver accrues, at the Company's option, at the rate of prime or 2.00% over LIBOR. Additionally, the Company has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. Interest on this facility accrues at MIBOR (Madrid interbank offered rate) plus .30%. At March 31, 1997, the Company had $71.6 million (10.3 billion Pesetas) of debt denominated in Pesetas, including $25.2 million remaining of the acquisition debt incurred as a result of the Sintel Acquisition (see Note 2). The Company has obtained commitments from certain financial institutions led by Bank of Boston for a $125 million revolving credit facility to replace the Fleet Credit Facility and certain other domestic debt.

         Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants such as minimum levels of cash flow and tangible net worth.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


6.       OPERATIONS BY GEOGRAPHIC AREAS

         The Company's principal source of revenue is the provision of telecommunications infrastructure construction services in the United States and Spain. The Company did not have significant international operations in the quarter ended March 31, 1996, accordingly, only 1997 geographic information is presented below:

                                                          1997
Revenue
  Domestic                                             $  74,434
  International                                           55,709
                                                        --------
Total                                                  $ 130,143
                                                         =======

Operating income
  Domestic                                             $  10,134
  International                                            5,361
                                                        --------
Total                                                  $  15,495
                                                        ========

Identifiable assets
  Domestic                                             $ 127,028
  International                                          199,954
  Corporate                                              116,000
                                                         -------
Total                                                  $ 442,982
                                                         =======

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


7.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from the provision of telecommunications infrastructure services to Telefonica and to BellSouth. For the quarter ended March 31, 1997, approximately 38% and 13% of the Company's revenue was derived from services performed for Telefonica and BellSouth, respectively. During the quarter ended March 31, 1996, the Company derived 25% of its revenue from BellSouth. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and BellSouth for a significant portion of its revenue in the future.


8.       COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


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

         Each of the foregoing lawsuits is pending and no trial date has been set. The Company believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

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

         In April 1996, the Company purchased Sintel, a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile and Peru, from Telefonica. The Sintel acquisition gave the Company a significant international presence and more than doubled the size of the Company in terms of revenue and number of employees. In Argentina, Chile and Peru, the Company operates through unconsolidated joint ventures in which it holds interests ranging from 38% to 50%. See Notes 2 and 6 to the Condensed
Consolidated Financial Statements for pro forma financial information and geographic information, respectively.

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

    Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996.

         The  following  table  sets  forth  certain   historical   consolidated
financial  data as a percentage  of revenue for the three months ended March 31,
1997 and 1996.
                                                                                 1997                  1996
                                                                                 ----                  ----

Revenue                                                                          100.0%                100.0%
Costs of revenue                                                                  71.6%                 75.7%
Depreciation and amortization                                                      2.9%                  3.6%
General and administrative expenses                                               13.5%                 10.4%
Operating margin                                                                  11.9%                 10.4%
Interest expense                                                                   2.2%                  2.7%
Interest and dividend income and other income, net,
  equity in unconsolidated companies and minority
  interest                                                                         1.3%                  1.9%
Income from continuing operations                                                  7.2%                  5.9%

         Revenue increased 108% from $62.5 million in 1996 to $130.1 million in 1997 while operating income increased 139% from $6.5 million to $15.5 million. A significant portion of this growth is a direct result of the acquisition of Sintel, which contributed $55.7 million to revenue and $5.4 million to operating income. Domestic operations, which accounted for all of 1996 results, grew 19% in revenue to $74.4 million in 1997 and contributed $10.1 million to operating income. Favorably impacting domestic operating income were short-term projects with attractive pricing and terms.

         Depreciation and amortization costs were $3.1 million for domestic operations in the first quarter of 1997 as compared to $2.3 million in 1996. Depreciation and amortization costs relating to international operations, which are less capital intensive were $700,000 for the first quarter of 1997. The increase in domestic depreciation expense is due to increased capital expenditures made in the latter part of 1996 as well as depreciation expense generated by acquisitions.

         Although domestic general and administrative expenses as a percentage of revenue decreased slightly from 10.4% in 1996 to 10.3% in 1997, the dollar amount increased $1.2 million primarily due to acquisitions. General and administrative expenses related to international operations were 17.9% of revenue. The seasonal decline in international revenue resulted in a higher percentage of general and administrative expenses to revenue than had been experienced over the last two quarters, although, in terms of local currency, the amount of general and administrative expenses has declined.

         Interest expense increased from $1.7 million in 1996 to $2.9 million in 1997. Included in interest expense for 1997 is $1.2 million of interest expense incurred by Sintel to fund its working capital needs. Interest expense also increased due to new borrowings used for acquisitions, for equipment purchases and to make investments in unconsolidated companies. Offsetting the increase was the conversion of the Company's 12% Subordinated Convertible Debentures to Common Stock on June 30, 1996.

         Interest and dividend income, other income, net, equity in earnings of unconsolidated companies and minority interest increased from $1.2 million in 1996 to $1.7 million in 1997 as a result of equity in earnings of unconsolidated companies, primarily those acquired as part of the Sintel acquisition, and interest income and other fees earned and collected on short-term customer project financing provided by the Company.

Financial Condition, Liquidity and Capital Resources

         The Company's primary source of liquidity has been cash flow from operating activities, external sources of financing, and the proceeds from the sale of non-core assets. During the quarter ended March 31, 1997, $16.1 million was generated from operations compared to $3.0 million used in operating activities in the comparable quarter of 1996, primarily due to higher earnings and strong collections of receivables. Also during the quarter ended March 31, 1997, the Company invested $4.6 million in acquisitions and received $6.6 million from the sale of non-core assets. Cash paid for capital expenditures was $1.9 million and an additional $400,000 of capital expenditures were financed. The Company used its excess cash to repay debt, principally under its Revolver and its revolving credit facility with a wholly owned finance subsidiary of Telefonica. See Note 5 to the Condensed Consolidated Financial Statements.

         As of March 31, 1997, working capital was approximately $105.3 million compared to working capital of approximately $124.3 million at December 31, 1996 (excluding the note receivable which was converted to stock of an unconsolidated company during May 1997--see Note 4 to the Condensed Consolidated Financial Statements). Included in working capital are the net assets of discontinued operations and real estate held for sale. Proceeds from the sale or repayment of these assets will be used for general corporate purposes including furthering the Company's growth strategy.

         During the quarter ended March 31, 1997, the Company completed four acquisitions and increased its investment in unconsolidated companies. The combined cash consideration for these transactions amounted to approximately
$8.4 million. Additionally, the Company raised approximately $3.2 million in equity.

         The Company is pursuing a strategy of growth through internal growth and expansion through acquisitions and joint ventures. The Company anticipates that this growth as well as operating cash requirements, capital expenditures and debt service, will be funded from cash flow generated by operations, sale of non-core assets, and external sources of financing. The success of the Company's growth strategy will be dependent in part on the Company obtaining the additional external financing it announced for a new $125 million dollar revolving credit facility.

         The Company conducts business in several foreign currencies, that are subject to fluctuations in the exchange rate relative to the U.S. dollar. The Company does not enter into foreign exchange contracts; however, as a means of hedging its balance sheet currency risk, the Company attempts to balance its foreign currency denominated assets and liabilities. There can be no assurance that a balance can be maintained. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of the actual conversion into U.S. dollars. The Company currently has no plans to repatriate significant earnings from its international operations.

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

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           Exhibit 27.1  Article 5 - Financial Data Schedules.

                  (b)      Report on Form 8-K
                                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MasTec, Inc.
                                             Registrant



Date: May 9, 1997                   /s/ Edwin D. Johnson
                                    --------------------
                                             Edwin D. Johnson
                                             Senior Vice President-
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)