Form 10-Q
period 1997-06-30
MASTEC INC
filed 1997-08-14
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                          Commission file number 0-3797

--------------------------------------------------------------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding as of
          Class of Common Stock                      August 8, 1997
            $ 0.10 par value                           25,850,881


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                                  MasTec, Inc.
                                      Index


PART I        FINANCIAL INFORMATION


    Item 1 -  Unaudited Condensed Consolidated Statements of Income
              for the Three and Six Month Periods Ended June 30, 1997 and 1996...........................3

              Condensed Consolidated Balance Sheets as of June 30, 1997
              (Unaudited) and December 31, 1996 (Audited)................................................4

              Unaudited Consolidated Statement of Stockholders' Equity for
              the Six Month Period ended June 30, 1997...................................................5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Six Month Period Ended June 30, 1997 and 1996......................................6

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)...........................................................8

    Item 2 -  Management's Discussion and Analysis of
              Results of Operations and Financial Condition.............................................13


PART II       OTHER INFORMATION.........................................................................16


                                  MasTec, Inc.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                               (Unaudited)                        (Unaudited)
                                                         1997              1996            1997              1996
                                                         ----              ----            ----              ----


Revenue                                              $ 141,499         $ 108,634        $ 271,642         $ 171,181
Costs of revenue                                       101,824            81,595          195,039           128,925
Depreciation and amortization                            4,503             3,033            8,307             5,295
General and administrative expenses                     17,558            12,622           35,187            19,100
                                                      --------          --------         --------          --------
         Operating income                               17,614            11,384           33,109            17,861
Interest expense                                         2,582             3,430            5,455             5,107
Interest and dividend income                               304             1,156              720             1,980
Interest on notes from stockholders                         26                76               72                91
Other income, net                                          346               407              867               415
                                                      --------          --------         --------          --------
Income from continuing operations before
  equity in earnings of unconsolidated companies,
  provision for income taxes and minority interest      15,708             9,593           29,313            15,240
Equity in earnings of unconsolidated companies             579               837            1,316             1,203
Provision for income taxes                               5,558             3,828           10,527             6,151
Minority interest                                           27               229               61               224
                                                      --------          --------         --------          --------
         Income from continuing operations              10,702             6,373           20,041            10,068

Discontinued operations:
Income (loss) from discontinued operations
  (net of applicable income taxes)                         124               (39)              72               (53)
Gain on disposal of discontinued
  operations (net of applicable income taxes)                0                66                0                66
                                                      --------          --------         --------          --------

Net income                                           $  10,826         $   6,400       $   20,113        $   10,081
                                                      ========          ========         ========          ========

Weighted average shares outstanding (1)                 26,420            24,702           26,244            24,468
                                                      ========          ========         ========          ========
Earnings per share:
Continuing operations                                $    0.41         $    0.26       $     0.76        $     0.41
Discontinued operations                                   0.00              0.00             0.01              0.00
                                                      --------          --------         --------          --------
                                                     $    0.41         $    0.26       $     0.77        $     0.41
                                                      ========          ========         ========          ========


The accompanying notes are an integral part of these financial statements.

(1) Amounts have been adjusted to reflect the three-for-two stock split declared in February 1997.

                                  MasTec, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                June 30,              December 31,
                                                                                  1997                    1996
                                                                                  ----                    ----
ASSETS
Current assets:
  Cash and cash equivalents                                                    $   1,038               $   4,754
  Accounts receivable-net and unbilled revenue                                   240,741                 306,022
  Notes receivable                                                                   673                  29,549
  Inventories                                                                      7,203                   4,837
  Other current assets                                                            30,188                  37,477
                                                                                 -------                 -------
         Total current assets                                                    279,843                 382,639
                                                                                 -------                 -------

Property and equipment-at cost                                                    94,884                  80,119
Accumulated depreciation                                                         (26,851)                (20,517)
                                                                                 -------                 -------
         Property-net                                                             68,033                  59,602

Investments in unconsolidated companies                                           63,796                  30,209
Notes receivable from stockholders                                                   990                   1,770
Other assets                                                                      28,580                  10,893
                                                                                 -------                 -------

         TOTAL ASSETS                                                          $ 441,242               $ 485,113
                                                                                 =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                                                   $  29,066               $  38,035
  Accounts payable                                                               114,001                 162,377
  Other current liabilities                                                       34,389                  28,352
                                                                                 -------                 -------
         Total current liabilities                                               177,456                 228,764
                                                                                 -------                 -------

Other liabilities                                                                 33,962                  35,688
                                                                                 -------                 -------

Long-term debt                                                                    98,594                 117,157
                                                                                 -------                 -------

Commitments and contingencies
Stockholders' equity:
  Common stock                                                                     2,643                   2,643
  Capital surplus                                                                 80,454                 149,083
  Retained earnings                                                               55,846                  35,728
  Accumulated translation adjustments                                             (2,408)                   (802)
  Treasury stock                                                                  (5,305)                (83,148)
                                                                                 -------                 -------
         Total stockholders' equity                                              131,230                 103,504
                                                                                 -------                 -------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 441,242               $ 485,113
                                                                                 =======                 =======


The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                       UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                 (In thousands)
                     for the six months ended June 30, 1997


                                 Common Stock                                        Accumulated
                                    Issued                   Capital     Retained    Translation   Treasury
                                    Shares       Amount      Surplus     Earnings    Adjustment     Stock       Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996          26,435      $ 2,643      $ 149,083   $ 35,728      $ (802)    $ (83,148)   $103,504
Net income                                                                 20,113                                20,113
Cumulative effect of
  translation                                                                          (1,601)                   (1,601)
Stock issued to employees
  from treasury stock                                               86                                  639         725
Stock issued for acquisitions
  from treasury stock                                            4,080                                1,402       5,482
Stock issued from
  tTreasury stock                                                 3,007                                            3,007
Stock issued for stock dividend
  from treasury stock                                          (75,802)                              75,802           0
--------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997              26,435      $ 2,643       $ 80,454   $ 55,841     $(2,403)     $ (5,305)   $131,230
==========================================================================================================================



The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  1997                       1996
                                                                                  ----                       ----
                                                                                            (Unaudited)
Cash flows from operating activities:
Net income                                                                      $ 20,113                   $ 10,081
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Minority interest                                                                     95                        224
Depreciation and amortization                                                      8,307                      5,295
Equity in earnings of unconsolidated companies                                    (1,316)                    (1,203)
Net gain on sale of discontinued operations                                            0                       (105)
Loss on sale of assets                                                               140                         93
Changes  in  assets  and  liabilities   net  of
  effect  of   acquisitions   and  divestitures:
  Accounts receivable-net and unbilled revenue                                    52,628                     38,296
  Inventories and other current assets                                            (4,570)                       421
  Other assets                                                                       423                     (2,165)
  Accounts payable and other expenses                                            (42,518)                   (10,377)
  Income taxes                                                                     3,154                        444
  Other current liabilities                                                         (582)                       (94)
  Net assets of discontinued operations                                               20                      1,785
  Deferred taxes                                                                  (4,348)                      (319)
  Other liabilities                                                               (1,748)                       293
                                                                                 -------                     ------
Net cash provided by operating activities                                         29,798                     42,669
                                                                                 -------                     ------
Cash flows from investing activities:
  Cash acquired in acquisitions                                                    1,036                       999
  Cash paid for acquisitions                                                     (12,503)                    (6,169)
  Repayment of notes receivable                                                      517                        766
  Repayment of loans from shareholders                                               780                          0
  Capital expenditures                                                            (8,162)                    (2,808)
  Investments in unconsolidated companies                                         (3,829)                    (1,410)
  Net proceeds from sale of discontinued operations                                2,005                          0
  Proceeds from sale of assets                                                     7,571                      3,535
  Proceeds from sale of preferred stock                                                0                      5,100
                                                                                 -------                    -------
Net cash (used in) provided by investing activities                              (12,585)                        13
                                                                                -------                     ------
Cash flows from financing activities:
  Proceeds from revolving credit facilities                                       24,382                      4,798
  Other borrowings                                                                     0                      3,200
  Debt repayments                                                                (48,160)                   (50,612)
  Net proceeds from common stock issued from treasury                              3,767                        116
  Financing costs                                                                   (587)                         0
                                                                                 -------                    -------
Net cash used in financing activities                                            (20,598)                   (42,498)
                                                                                 -------                    -------

Net (decrease) increase in cash and cash equivalents                              (3,385)                       184

Effect of translation on cash                                                       (331)                       (41)

Cash and cash equivalents - beginning of period                                    4,754                      1,076
                                                                                 -------                    -------

Cash and cash equivalents - end of period                                       $  1,038                   $  1,219
                                                                                 =======                    =======

Supplemental disclosures of cash flow information:
Cash paid during the period:

  Interest                                                                      $  3,070                   $  5,013
  Income taxes                                                                  $  8,917                   $  3,957

The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                                                         SIX MONTHS ENDED

                                                                                              JUNE 30,
                                                                                  1997                       1996
                                                                                  ----                       ----
                                                                                            (Unaudited)

Acquisitions
Fair value of assets acquired:
Accounts receivable                                                             $ 11,764                  $ 245,940
Inventories                                                                          193                      2,980
Other current assets                                                                 736                     10,114
Property                                                                           9,848                      8,750
Investments in unconsolidated companies                                                0                      9,373
Other assets                                                                       1,680                      2,105
                                                                                  ------                    -------
Total non-cash assets                                                             24,221                    279,262
                                                                                  ------                    -------
Liabilities                                                                        8,948                    160,990
Debt                                                                               3,901                     78,600
                                                                                  ------                    -------
Total liabilities assumed                                                         12,849                    239,590
                                                                                  ------                    -------
Net non-cash assets acquired                                                      11,372                     39,672
Cash acquired                                                                      1,036                        999
                                                                                  ------                    -------
Fair value of net assets acquired                                                 12,408                     40,671
Excess over fair value of assets acquired                                         15,212                      4,956
                                                                                  ------                    -------
Purchase price                                                                  $ 27,620                  $  45,627
                                                                                  ======                    =======

Note payable issued in acquisitions                                             $    130                  $  36,965
Cash paid and common stock issued for acquisitions                                18,489                      6,169
Contingent consideration                                                           8,861                      2,250
Acquisition costs                                                                    140                        243
                                                                                  ------                    -------
Purchase price                                                                  $ 27,620                  $  45,627
                                                                                  ======                    =======



Property acquired through financing arrangements                                $    413                  $   5,952
                                                                                  ======                    =======

In 1997, the Company issued approximately 172,982 shares of Common Stock for acquisitions. Common Stock was issued from treasury stock at a cost of approximately $1.4 million.

In 1997, the Company converted a note receivable and accrued interest thereon totalling $29 million into stock of a company. (See Note 3).

In 1996, the Company's purchase of an additional 3% interest in a cable television operator was financed in part by the sellers for $2 million.

In 1996, the Company converted $11.6 million of its 12% Convertible Subordinated Debentures into Common Stock. Common Stock was issued from treasury stock at a cost of $6.1 million.

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


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


2.       ACQUISITIONS

Domestic

         During the six months ended June 30, 1997, the Company completed certain acquisitions which have been accounted for under the purchase method of accounting and the results of operations of which have been included in the Company's condensed consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1997 or 1996, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1997 were Kennedy Cable Construction, Inc. and Shanco Corporation, two contractors servicing multiple systems operators such as MediaOne, Time Warner, and Cox Communications in a number of states including Alabama, Florida, Georgia, New Jersey, New York, North Carolina, South Carolina and Texas; R.D. Moody and Associates, Inc., B&D Contractors of Shelby, Inc., Tele-Communications Corporation of Virginia, E.L. Dalton & Company, Inc., and R.D. Moody & Associates of Virginia, Inc., five telecommunications and utility contractors with operations primarily in the southeastern and southwestern United States.

         Intangible assets of approximately $20 million resulting from domestic business acquisitions are included in other long term assets and principally consist of the excess acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill associated with domestic acquisitions is being amortized on a straight-ine basis over a range of 15-20 years. The Company periodically reviews goodwill to assess recoverability. See Note 3 for goodwill related to the Company's investment in unconsolidated companies.

         In July 1997, the Company completed the acquisition of Wilde Construction, Inc. and two related companies that provide telecommunications and cable television infrastructure services in Minnesota, North and South Dakota, Iowa, Nebraska and other bordering states. The acquisition was consumated through a stock-for-stock exchange that will be accounted for as a merger under the pooling of interest method and accordingly historical financial information will be restated to reflect the merger as though it occurred January 1, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


International

         On July 31,  1997,  the Company  completed  its  acquisition  of 51% of
MasTec-Inepar S/A-Sistemas de Telecomunicacoes, a newly formed Brazilian telecommunications infrastructure contractor with a backlog of approximately $280 million in construction contracts in Brazil.

         On April 30, 1996, the Company purchased from Telefonica de Espana, S.A. ("Telefonica") 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. The Sintel acquisition gave the Company a significant international presence. See
Note 5 regarding geographic information.

         The following information presents the unaudited pro forma condensed results of operations for the six months ended June 30, 1996 as if the Company's acquisition of Sintel and certain related transactions had occurred on January 1, 1996. The Sintel acquisition has been treated as a "purchase" as the term is used under generally accepted accounting principles. Management's preliminary estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for employee terminations net of deferred taxes. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ($700,000), offset by the reduction in interest and depreciation expenses resulting from the related transactions ($1.0 million) and a tax expense of 35% is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the related transactions occurred January 1, 1996.

                                          Pro forma results of operations
                                     for the six months ended June 30, 1996

Revenue                                             $ 254,876
Income from continuing operations                   $  13,264
Net income                                          $  13,277
Earnings per share:
Continuing operations                               $    0.54
Discontinued operations                                  0.00
Net income                                          $    0.54


         The pro forma results for the six months ended June 30, 1996 include special charges incurred by Sintel related to a restructuring plan of $1.4 million, net of tax.

3.       INVESTMENTS IN UNCONSOLIDATED COMPANIES

         In July 1995, the Company made a $25 million one year non-recourse term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan was collateralized by 40% of the capital stock of a holding company that owns 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecell"), one of two cellular phone operators in the Republic of Ecuador. In June 1997, the Company converted its loan and accrued interest into the stock of the holding company and accordingly is reflecting its investment as an investment in unconsolidated companies in the accompanying June 30, 1997 consolidated balance sheet.

         Goodwill related to the Company's investments in unconsolidated companies amounted to $ 38.3 million at June 30, 1997 and is being amortized over a period of 17-20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


4.       DEBT

Debt is comprised of the following (in thousands):

                                                                                June 30,                December 31,
                                                                                  1997                      1996
                                                                                  ----                      ----

Revolving Credit Facility at LIBOR plus 1.00%
  (6.68 at June 30, 1997)                                                       $ 66,936                         0
Fleet Credit Facility at LIBOR plus 2.00% - 2.25%
  (7.75% - 7.94% at December 31, 1996)                                                 0                  $ 46,865
Revolving credit facility, at MIBOR plus 0.30% (5.53%
 and 7.00% at June 30, 1997 and December 31, 1996,
 respectively, due November 1, 1998)                                              11,063                    43,613
Other debt denominated in Spanish Pesetas, at interest
  rates from 6.5% to 8.15%                                                        10,361                    11,048
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                          12,114                    18,865
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                              27,186                    32,253
Real estate mortgage notes, at interest
  rates from 8.5% to 8.53% due in installments
  through the year 2001                                                                0                     2,548
                                                                                 -------                   -------

Total debt                                                                       127,660                   155,192
Less current maturities                                                          (29,066)                  (38,035)
                                                                                 -------                   -------

Long term debt                                                                  $ 98,594                 $ 117,157
                                                                                 =======                   =======




         In June 1997, the Company obtained from a group of financial institutions led by BankBoston, N.A. a $125 million revolving credit facility ("Revolving Credit Facility"), maturing on June 9, 2000 to replace the Fleet Credit Facility and certain other domestic debt. As a result of the prepayment of the Fleet Credit Facility, deferred financing costs and a termination fee totaling $690,000 were expensed in the second quarter of 1997.

         The Company also has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. Interest on this facility accrues at MIBOR (Madrid interbank offered rate) plus .30%. At June 30, 1997, the Company had $45.8 million (6.8 billion Pesetas) of debt denominated in Pesetas, including $24.4 million remaining of the acquisition debt incurred as a result of the Sintel acquisition (see Note 2).

         Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


5.       OPERATIONS BY GEOGRAPHIC AREAS

         The Company's principal source of revenue is the provision of telecommunications infrastructure construction services in the United States and Spain. Significant international operations commenced on May 1, 1996 with the acquisition of Sintel (see Note 2).

                                     1997             1996
                                     ----             ----
Revenue
  Domestic                       $ 160,434         $ 133,641
  International                    111,208            37,540
                                   -------           -------
Total                            $ 271,642         $ 171,181
                                   =======           =======

Operating income
  Domestic                       $  22,021         $  14,249
  International                     11,088             3,612
                                   -------           -------
Total                            $  33,109         $  17,861
                                   =======           =======

                                         as of June 30,
                                    1997              1996
Identifiable assets
  Domestic                       $ 128,177         $ 103,319
  International                    168,911           212,467
  Corporate                        144,154           102,830
                                   -------           -------
Total                            $ 441,242         $ 418,616
                                   =======           =======

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


6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from the provision of telecommunications infrastructure services to Telefonica and to BellSouth Telecommunications, Inc. ("BellSouth"). For the six months ended June 30, 1997, approximately 35.9% and 14.3% of the Company's revenue was derived from services performed for Telefonica and BellSouth, respectively. For the six months ended June 30, 1996, the Company derived approximately 22% and 20% of its revenue from services performed for Telefonica and BellSouth, respectively. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and BellSouth for a significant portion of its revenue in the future.


7.       COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


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

         In August 1997, the Company settled its lawsuit with BellSouth arising from certain work performed by a subcontractor of the Company from 1991 to 1993 for an amount less than originally claimed by BellSouth.

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

ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

         MasTec is one of the world's leading contractors specializing in the build-out of telecommunications and related infrastructure. The Company's principal business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office switching equipment. The Company also provides infrastructure services to public utilities and the traffic control and highway safety industry.

         In April 1996, the Company purchased Sintel, a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile and Peru, from Telefonica. The Sintel acquisition gave the Company a significant international presence and more than doubled the size of the Company in terms of revenue and number of employees. In Argentina, Chile and Peru, the Company operates through unconsolidated 50% joint ventures. See Notes 2 an 5 to the Condensed Consolidated Financial Statements for pro forma financial information and geographic information, respectively. The period ended June 30, 1996includes the results of operation of Sintel from May 1, 1996 on.

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

     Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996.

         The  following  table  sets  forth  certain   historical   consolidated
financial  data as a  percentage  of revenue for the three months ended June 30,
1997 and 1996.
                                                                                  1997                  1996
                                                                                  ----                  ----

Revenue                                                                           100.0%                100.0%
Costs of revenue                                                                   71.9%                 75.1%
Depreciation and amortization                                                       3.2%                  2.8%
General and administrative expenses                                                12.4%                 11.6%
Operating margin                                                                   12.5%                 10.5%
Interest expense                                                                    1.8%                  3.2%
Interest and dividend income and other income, net,
  equity in unconsolidated companies and minority
  interest                                                                          1.0%                  2.0%
Income from continuing operations                                                   7.6%                  5.9%

         Revenue increased 30.3% from $108.6 million in 1996 to $141.5 million in 1997 while operating income increased 54.7% from $11.4 million to $17.6 million. A significant portion of this growth is a direct result of acquisitions including a full second quarter in 1997 for Sintel ($55.5 million in revenue) compared to the inclusion of two months of operations in the quarter ended June 30, 1996 ($37.5 million in revenue). Domestic operations, which accounted for $71.1 million of 1996 revenue, grew 21% in revenue to $86.0 million in 1997 and contributed $11.9 million to operating income.

         Depreciation and amortization costs were $3.8 million for domestic operations in the second quarter of 1997 as compared to $2.5 million in 1996. Depreciation and amortization costs relating to international operations, which are less capital intensive, were $689,000 for the second quarter of 1997 or 1.2% of international revenue. The increase in domestic depreciation expense is due to increased capital expenditures made in the latter part of 1996 as well as depreciation and amortization expense related to acquisitions.

         Although domestic general and administrative expenses as a percentage of revenue decreased slightly from 9.8% in 1996 to 9.7% in 1997, the dollar amount increased $1.4 million primarily due to acquisitions. General and administrative expenses related to international operations were 16.6% of revenue.

         Interest expense decreased $848,000 from $3.4 million in 1996 to $2.6 million in 1997 primarily due to the conversion of the Company's 12% Subordinated Convertible Debentures to Common Stock on June 30, 1996 and lower interest costs incurred by Sintel (in dollars and pesetas) to fund its working capital needs .

         Interest and dividend income, other income, net, equity in earnings of unconsolidated companies and minority interest decreased from $2.2 million in 1996 to $1.2 million in 1997 primarily as a result of the Company's conversion of a note receivable to an equity investment and certain termination fees associated with the Company refinancing its domestic credit facility. See Notes 3 and 4 to the Condensed Consolidated Financial Statements. As a result of the prepayment of the Fleet Credit Facility, deferred financing costs and a termination fee totaling $690,000 were expensed in the second quarter of 1997.


       Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996.

         The  following  table  sets  forth  certain   historical   consolidated
financial data as a percentage of revenue for the six months ended June 30, 1997 and 1996.
                                                                                  1997                  1996

                                                                                  ----                  ----

Revenue                                                                           100.0%                100.0%
Costs of revenue                                                                   71.8%                 75.3%
Depreciation and amortization                                                       3.1%                  3.1%
General and administrative expenses                                                12.9%                 11.2%
Operating income                                                                   12.2%                 10.4%
Interest expense                                                                    2.0%                  3.0%
Interest and dividend income and other
  income, net, equity in earnings of unconsolidated
  companies and minority interest                                                   1.1%                  2.0%
Income from continuing operations                                                   7.4%                  5.9%

         Revenue increased by approximately $100.5 million or 58.6% from $171.2 million in 1996 to $271.6 million in 1997. Operating income increased 85.4% from $17.9 million in 1996 to $33.1 million in 1997. Domestic operations, which accounted for $133.6 million of 1996 revenue, grew 20.0% in revenue to $160.4 million in 1997 and contributed $22.0 million to operating income compared to $14.2 million in 1996. Domestic growth was generated primarily by acquisitions. Revenue generated by international operations increased $73.7 million from $
37.5 million in 1996 to $111.2 million in 1997 due primarily to the inclusion of six months of operations in 1997 compared to only two months in 1996.

         Depreciation and amortization costs were $8.3 million for 1997 compared to $5.3 million in 1996. Domestic depreciation expense for the six months ended June 30, 1997 was $6.9 million or 4.3% of domestic revenue compared to $4.7 million or 3.5% of domestic revenue in 1996. The increase is due to increased capital expenditures made in the latter part of 1996 as well as depreciation and amortization expense related to acquisitions.

         General and administrative expenses as a percentage of revenue increase from 11.2% in 1996 to 12.9% in 1997 due primarily to the inclusion of international general and administrative expenses for the six months ended June 30, 1997. For the comparable period in 1996, international general and administrative expenses were only included for the two months ended June 30, 1996. The dollar amount of domestic general and administrative expenses has increased from $13.5 million in 1996 to $16.0 million in 1997 primarily due to acquisitions. General and administrative expenses related to international operations were 17.2% of international revenue for the six months ended June 30, 1997. Sintel's general and administrative expenses in terms of local currency have continued to decline since the quarter ended September 30, 1996.

         Interest expense increased $348,000 from $5.1 million in 1996 to $5.4 million in 1997 primarily due to the inclusion of interest costs associated with Sintel's working capital need for the entire period in 1997 compared to two months in 1996. Partially offsetting the increase was the conversion of the Company's 12% Subordinated Convertible Debentures to Common Stock on June 30, 1996.

          Interest and dividend income, other income, net, equity in earnings of unconsolidated companies and minority interest decreased from $3.5 million in 1996 to $ 2.9 million in 1997 primarily as a result of the Company's conversion of a note receivable to an equity investment. As a result of the prepayment of the Fleet Credit Facility, deferred financing costs and a termination fee totaling $690,000 were expensed in the second quarter of 1997. Partially offsetting the decline were interest income and other fees earned and collected on short-term customer project financing provided by the Company.

Financial Condition, Liquidity and Capital Resources

         The Company's primary source of liquidity has been cash flow from operating activities, external sources of financing, and the proceeds from the sale of non-core assets. During the six months ended June 30, 1997, $29.8 million was generated from operations compared to $42.7 million in the comparable period of 1996. Also, during the six months ended June 30, 1997, the Company invested cash of $12.5 million in acquisitions and received $7.6 million from the sale of non-core assets. Cash paid for capital expenditures was $8.2 million. The Company used its excess cash to repay debt, principally under its revolving credit facilities with a wholly owned finance subsidiary of Telefonica. See Note 4 to the Condensed Consolidated Financial Statements. In June 1997, the Company refinanced its domestic credit facility with BankBoston. See Note 4 to the Condensed Consolidated Financial Statements.

         As of June 30, 1997, working capital was approximately $102.4 million compared to working capital of approximately $124.3 million at December 31, 1996 (excluding the note receivable that was converted into stock of an unconsolidated company during June 1997--see Note 3 to the Condensed Consolidated Financial Statements). Included in working capital are the net assets of discontinued operations and real estate held for sale. Proceeds from the sale or repayment of these assets will be used for general corporate purposes including furthering the Company's growth strategy.

         During the six months ended June 30, 1997, the Company completed seven acquisitions and increased its investment in unconsolidated companies. The combined cash consideration for these transactions amounted to approximately $16.3 million. Additionally, the Company raised approximately $3.2 million in equity.

         The Company continues to pursue a strategy of growth through internal growth and expansion through acquisitions and joint ventures. Subsequent to June 30, 1997, the Company completed two additional acquisitions (see Note 2 to the Condensed Consolidated Financial Statements). The Company anticipates that it will continue making acquisitions and that the Company's growth as well as operating cash requirements, capital expenditures and debt service, will be funded from cash flow generated by operations, external sources of financing and the sale of non-core assets.

         The Company conducts business in several foreign currencies that are subject to fluctuations in the exchange rate relative to the U.S. dollar. The Company does not enter into foreign exchange contracts. It is the Company's intent to utilize foreign earnings in the foreign operations for an indefinite period of time or repatriate those earnings when its is considered cost effective. However, as a means of hedging its balance sheet currency risk, the Company attempts to balance its foreign currency denominated assets and liabilities. There can be no assurance that a balance can be maintained. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of the actual conversion into U.S. dollars. The Company currently has no plans to repatriate significant earnings from its international operations.

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

                  None.

Item 3.  Defaults upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         The 1997 Annual Meeting of Stockholders of MasTec, Inc. (the "Meeting") was held on May 21, 1997 for the purpose of: (1) electing two Class II directors for a three-year term ending at the annual meeting of stockholders in 2000 (2) increasing the authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000. (3) increasing the number of shares of Common Stock reserved for issuance under the Company's 1994 Stock Incentive Plan from 1,200,000 to 2,500,000, and (4) approving the MasTec, Inc. 1997 Annual Incentive Compensation Plan.

          The following summarizes the results of the vote for each issue listed above:


                                                            Number of Shares Voted
Issue                                     For              Withheld              Against             Abstaining
   1a  Jorge L. Mas                   23,998,167            227,827
   1b  Eliot C. Abbott                23,998,167            227,827
   2                                  23,764,677                                 454,671                6,646
   3                                  20,400,896                                 380,600               20,293
   4                                  20,504,152                                 264,791               32,846

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                           (a)      Exhibits

               Exhibit 27.1 Article 5 - Financial Data Schedules.

                           (b)      Report on Form 8-K

                                            On May 30, 1997, the Company filed a
                                    Form 8-K current  report  dated May 21, 1997
                                    with the Securities and Exchange  Commission
                                    reporting  information  under Item 5 thereof
                                    regarding   the   Company's   investment  in
                                    MasTec-Inepar.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MasTec, Inc.
                                             Registrant



Date:  August 13, 1997                       /s/ Edwin D. Johnson
                                             --------------------
                                             Edwin D. Johnson
                                             Senior Vice President-
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)