Form 10-Q
period 1997-09-30
MASTEC INC
filed 1997-11-14
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                          Commission file number 0-3797

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

Former name, former address and former fiscal year, if changed since last report
                                 Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
          Class of Common Stock                       November 13 , 1997
             $ 0.10 par value                             27,509,048


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .



                                  MasTec, Inc.
                                      Index


PART I        FINANCIAL INFORMATION

    Item 1 -  Unaudited Condensed Consolidated Statements of Income
              for the Three and Nine Month Periods Ended September 30, 1997 and 1996.....................3

              Condensed Consolidated Balance Sheets as of September 30, 1997
              (Unaudited) and December 31, 1996 (Audited)................................................4

              Unaudited Consolidated Statement of Stockholders' Equity for
              the Nine Month Period ended September 30, 1997.............................................5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Nine Month Periods Ended September 30, 1997 and 1996...............................6

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)...........................................................8

    Item 2 -  Management's Discussion and Analysis of
              Results of Operations and Financial Condition.............................................14

PART II       OTHER INFORMATION.........................................................................20



                                  MasTec, Inc.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                            (Unaudited)                        (Unaudited)
                                                       1997               1996               1997           1996
                                                       ----               ----               ----           ----

Revenue                                             $ 201,117          $ 162,208         $ 500,133        $ 355,842
Costs of revenue                                      150,992            118,796           364,153          264,699
Depreciation and amortization                           5,729              4,197            15,038           10,261
General and administrative expenses                    22,077             22,084            63,101           47,603
                                                      -------            -------           -------          -------
         Operating income                              22,319             17,131            57,841           33,279
Interest expense                                        2,665              3,289             8,413            8,577
Interest and dividend income                              393              1,059             1,350            3,192
Other income, net                                         754              1,076             1,685            1,640
                                                      -------            -------           -------          -------
Income from continuing operations before
  equity in earnings of unconsolidated companies,
  provision for income taxes and minority interest     20,801             15,977            52,463           29,534
Equity in earnings of unconsolidated companies            961                586             2,277            1,789
Provision for income taxes                              6,178              4,789            16,708            9,945
Minority interest                                       1,752                188             1,813              412
                                                      -------            -------           -------          -------
         Income from continuing operations             13,832             11,586            36,219           20,966

Discontinued operations:
Income from discontinued operations
  (net of applicable income taxes)                         46                163               118              110
Gain on disposal of discontinued
  operations (net of applicable income taxes)               0                  0                 0               66
                                                      -------            -------           -------          -------

Net income                                          $  13,878          $  11,749         $  36,337        $  21,142
                                                      =======            =======           =======          =======

Pro forma data (2):
Income from continuing operations before
equity in earnings of unconsolidated companies,
provision for income taxes and  minority interest      20,801             15,977            52,463           29,534
Equity in earnings of unconsolidated companies            961                586             2,277            1,789
Pro forma provision for income taxes (2)                7,865              5,623            19,303           11,143
Minority interest                                       1,752                188             1,813              412
Discontinued operations                                    46                163               118              176
                                                      -------            -------           -------          -------
Pro forma net income                                $  12,191          $  10,915         $  33,742       $   19,944
                                                      =======            =======           =======          =======

Weighted average shares outstanding (1)                28,148             27,011            27,793           26,229
                                                      =======            =======           =======          =======
Pro forma earnings per share (2):
Continuing operations                               $     .43          $     .40         $    1.21       $      .75
Discontinued operations                                   .00                .00              0.00              .01
                                                      -------            -------           -------          -------
                                                    $     .43          $     .40         $    1.21       $      .76
                                                      =======            =======           =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

(1) Amounts have been adjusted to reflect the three-for-two stock split declared in February 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.

(2) Provision for income taxes and net income have been adjusted to reflect a tax provision for two acquisitions accounted for under the pooling of interest method which were previously S corporations.



                                  MasTec, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                              September 30,            December 31,
                                                                                  1997                     1996
                                                                                  ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   2,588                 $  10,989
  Accounts receivable-net and unbilled revenue                                  294,446                   318,967
  Notes receivable                                                                  682                    29,549
  Inventories                                                                     9,685                     5,737
  Other current assets                                                           29,265                    35,529
                                                                                -------                   -------
         Total current assets                                                   336,666                   400,771
                                                                                -------                   -------

Property and equipment-at cost                                                  119,208                    95,467
Accumulated depreciation                                                        (39,242)                  (28,290)
                                                                                -------                   -------
         Property and equipment-net                                              79,966                    67,177

Investments in unconsolidated companies                                          63,125                    30,209
Other assets                                                                     59,544                    12,997
                                                                                -------                   -------

         TOTAL ASSETS                                                         $ 539,301                 $ 511,154
                                                                                =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                                                  $  33,662                 $  39,916
  Accounts payable                                                              128,070                   166,993
  Other current liabilities                                                      41,745                    28,651
                                                                                -------                   -------
         Total current liabilities                                              203,477                   235,560
                                                                                -------                   -------

Other liabilities                                                                40,691                    33,593
                                                                                -------                   -------

Long-term debt                                                                  120,956                   125,018
                                                                                -------                   -------

Commitments and contingencies
Stockholders' equity:
  Common stock                                                                    2,806                     2,780
  Capital surplus                                                                97,160                   149,083
  Retained earnings                                                              80,595                    49,070
  Accumulated translation adjustment                                             (1,553)                     (802)
  Treasury stock                                                                 (4,831)                  (83,148)
                                                                                -------                   -------
         Total stockholders' equity                                             174,177                   116,983
                                                                                -------                   -------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 539,301                 $ 511,154
                                                                                =======                   =======


The accompanying notes are an integral part of these consolidated financial statements.


                                  MasTec, Inc.
                       UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                 (In thousands)
                  for the nine months ended September 30, 1997

                                        Common Stock                                  Accumulated
                                    Issued                   Capital      Retained    Translation   Treasury
                                    Shares       Amount      Surplus      Earnings     Adjustment    Stock       Total
---------------------------------------------------------------------------------------------------------------------------
Balance as previously
reported,   December 31, 1996       26,435      $ 2,643    $ 149,083      $ 35,728     $  (802)    $ (83,148)  $ 103,504

Acquisitions accounted for
  as poolings of interest            1,371          137                     13,342                                13,479
                                    ------        -----                    -------                               -------
Balance at December 31, 1996        27,806        2,780      149,083        49,070        (802)      (83,148)    116,983
Distributions by Pooled
  Companies                                                                 (4,812)                               (4,812)
Net income                                                                  36,337                                36,337
Cumulative effect of
  translation                                                                             (751)                     (751)
Stock issued to employees
  from treasury stock                                             92                                     912       1,004
Stock issued for acquisitions          250           26        6,600                                               6,626
Stock issued for acquisitions
  from treasury stock                                          4,479                                   1,603       6,082
Stock issued from
  treasury stock                                               3,007                                               3,007
Stock issued for stock dividend
  from treasury stock                                        (75,802)                                 75,802           0
Tax benefit for poolings treated
  as asset sales for income
tax                                                            9,701                                               9,701
  purposes
--------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997         28,056      $ 2,806     $ 97,160      $ 80,595    $ (1,553)     $ (4,831)  $ 174,177

===========================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.


                                  MasTec, Inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  1997                       1996
                                                                                  ----                       ----
                                                                                            (Unaudited)
Cash flows from operating activities:
Net income                                                                     $  36,337                  $  21,142
Adjustments to reconcile net income to net cash
  provided by operating activities:
Minority interest                                                                  1,813                        412
Depreciation and amortization                                                     15,038                     10,261
Equity in earnings of unconsolidated companies                                    (2,277)                    (1,789)
Gain on sale of assets                                                              (632)                      (205)
Changes  in  assets  and  liabilities   net  of  effect  of   acquisitions   and
  divestitures:
  Accounts receivable-net and unbilled revenue                                     8,782                     20,486
  Inventories and other current assets                                              (924)                    (5,742)
  Other assets                                                                      (922)                    (2,754)
  Accounts payable and other expenses                                            (25,976)                     3,683
  Income and deferred taxes                                                        2,422                     (1,111)
  Other current liabilities                                                         (884)                     1,438
  Net assets of discontinued operations                                             (389)                      (195)
  Other liabilities                                                               (1,783)                     1,405
                                                                                  ------                     ------
Net cash provided by operating activities                                         30,605                     47,031
                                                                                  ------                     ------

Cash flows from investing activities:
  Cash acquired in acquisitions                                                    1,702                        999
  Cash paid for acquisitions                                                     (24,423)                    (6,164)
  Repayment of notes receivable                                                    1,345                        440
  Capital expenditures                                                           (17,171)                    (7,359)
  Investments in unconsolidated companies                                         (4,165)                    (1,651)
  Proceeds from sale of assets                                                     9,788                      9,000
                                                                                 -------                     ------
Net cash used in investing activities                                            (32,924)                    (4,735)
                                                                                 -------                     ------

Cash flows from financing activities:
  Proceeds from revolving credit facilities                                       36,704                      5,853
  Other borrowings                                                                 1,728                      3,200
  Debt repayments                                                                (42,765)                   (47,425)
  Distributions by pooled companies                                               (4,812)                    (1,821)
  Net proceeds from common stock issued from treasury                              4,011                        178
  Financing costs                                                                   (587)                         0
                                                                                 -------                     ------
Net cash used in financing activities                                             (5,721)                   (40,015)
                                                                                 -------                     ------

Net (decrease) increase in cash and cash equivalents                              (8,040)                     2,281

Effect of translation on cash                                                       (361)                       (20)

Cash and cash equivalents - beginning of period                                   10,989                      3,084
                                                                                 -------                     ------
Cash and cash equivalents - end of period                                     $    2,588                  $   5,345
                                                                                 =======                     ======

Supplemental disclosures of cash flow information: Cash paid during the period:

  Interest                                                                    $    7,266                  $   8,013
  Income taxes                                                                $   10,437                  $   8,310

The accompanying notes are an integral part of these consolidated financial statements.



                                  MasTec, Inc.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:
                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                  1997                       1996
                                                                                  ----                       ----
                                                                                            (Unaudited)


Acquisitions accounted for under purchase method of accounting:

Fair value of assets acquired:
Accounts receivable                                                             $ 12,932                    $ 245,940
Inventories                                                                          193                        2,980
Other current assets                                                                 853                       10,114
Property                                                                          11,999                        8,750
Investments in unconsolidated companies                                                0                        9,373
Other assets                                                                       1,700                        2,105
                                                                                  ------                      -------
Total non-cash assets                                                             27,677                      279,262
                                                                                  ------                      -------
Liabilities                                                                       10,873                      160,990
Debt                                                                               4,364                       78,600
                                                                                  ------                      -------
Total liabilities assumed                                                         15,237                      239,590
                                                                                  ------                      -------
Net non-cash assets acquired                                                      12,440                       39,672
Cash acquired                                                                      1,702                          999
                                                                                  ------                      -------
Fair value of net assets acquired                                                 14,142                       40,671
Excess over fair value of assets acquired                                         17,624                        4,956
                                                                                  ------                      -------
Purchase price                                                                  $ 31,766                    $  45,627
                                                                                  ======                      =======

Note payable issued in acquisitions                                             $    130                    $  36,965
Cash paid and common stock issued for acquisitions                                21,562                        6,169
Contingent consideration                                                           9,895                        2,250
Acquisition costs                                                                    179                          243
                                                                                  ------                      -------
Purchase price                                                                  $ 31,766                    $  45,627
                                                                                  ======                      =======

Property acquired through financing arrangements                                $    413                    $   7,596
                                                                                  ======                      =======


In 1997, the Company issued approximately 173,000 shares of Common Stock for domestic acquisitions. Common Stock was issued from treasury stock at a cost of approximately $1.4 million. (See Note 2 for non cash transactions related to MasTec Inepar.)

In July 1997, the Company converted a note receivable and accrued interest thereon totaling $29.0 million into stock of a company. (See Note 3.)

In 1996, the Company's purchase of an additional 3% interest in a cable television operator was financed in part by the sellers for $2.0 million.

In 1996, the Company converted $11.6 million of its 12% Convertible Subordinated Debentures into Common Stock. Common Stock was issued from treasury stock at a cost of $6.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


1.       CONSOLIDATION AND PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In July and August 1997, Wilde Construction, Inc. and two related companies ("Wilde") and AIDCO, Inc. ("Aidco") and one related company were merged with and into the Company through an exchange of common stock. The mergers were accounted for as poolings of interest. Accordingly, the Company's consolidated financial statements include the results of Wilde and Aidco for all periods presented (see
Note 2). The consolidated financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations and financial position for the periods presented. The results of operations are not necessarily indicative of future results of operations or financial position of MasTec.

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


2.       ACQUISITIONS

Domestic

         In July 1997, the Company completed the acquisition of Wilde which provides telecommunications and cable television infrastructure services in Minnesota, North and South Dakota, Iowa, Nebraska and other bordering states. In August 1997, the Company completed the acquisition of Aidco, a company engaged in the installation and maintenance of voice, data and video local-area networks in the Western and Midwestern states. These acquisitions were consummated through stock-for-stock exchanges in which the Company issued approximately 1,371,000 shares of common stock. The Company has accounted for these mergers under the pooling of interest method. Accordingly, historical financial information has been restated to reflect the mergers as though they occurred as of the earliest period presented. These acquisitions are collectively referred to as the "Pooled Companies".

         During the nine months ended September 30, 1997, the Company completed other acquisitions which have been accounted for under the purchase method of accounting and the results of operations of which have been included in the Company's condensed consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1997 or 1996, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1997 were Kennedy Cable Construction, Inc., GJS Construction Co. d/b/a Somerville Construction and Shanco Corporation, three contractors servicing multiple systems operators such as Time Warner, Marcus Cable Co. and Cox Communications in a number of states including Alabama, Arizona, Florida, Georgia, New Jersey, New York, North Carolina, South Carolina and Texas; and R.D. Moody and Associates, Inc., B&D Contractors of Shelby, Inc., Tele-Communications Corporation of Virginia, E.L. Dalton & Company, Inc., and R.D. Moody and Associates of Virginia, Inc., five telecommunications and utility contractors with operations primarily in the southeastern and southwestern United States.

         Intangible assets of approximately $20 million resulting from domestic business acquisitions are included in other long-term assets and principally consist of the excess acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill associated with domestic acquisitions is being amortized on a straight-line basis over a range of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


15-20 years. The Company periodically reviews goodwill to assess recoverability. See Note 3 for goodwill related to the Company's investment in unconsolidated companies.

         Separate results of the Pooled Companies for the periods prior to the consummation of the combinations, including a pro forma adjustment for income taxes related to the Subchapter S status of certain Pooled Companies are as follows:


                                                                         Pooled
                                                      MasTec            Companies           Combined


Nine months ended September 30, 1996
     Total revenue.........................          $ 313,575          $  42,267          $ 355,842
     Net income............................          $  19,606          $     338          $  19,944
Nine months ended September 30, 1997
     Total revenue.........................          $ 456,203          $  43,930          $ 500,133
     Net income............................          $  29,071          $   4,671          $  33,742

         The direct transaction costs resulting from the mergers were $0.2 million. These costs, which include filing fees with regulatory agencies, legal, accounting and other professional costs, were charged to the combined operations for the quarter ended September 30, 1997.

International

         On July 31, 1997, the Company completed its acquisition of 51% of MasTec Inepar S/A-Sistemas de Telecomunicacoes, a newly formed Brazilian telecommunications infrastructure contractor, for $29.4 million in cash payable over eleven months and 250,000 shares of common stock. Goodwill related to this acquisition amounted to $12.1 million is included in other long-term assets and is being amortized over 15 years.

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

         The following information presents the unaudited pro forma condensed results of operations for the nine months ended September 30, 1996 as if the Company's acquisition of Sintel and certain related transactions had occurred on January 1, 1996. The Sintel acquisition has been accounted for as a purchase under generally accepted accounting principles. Management's estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for employee terminations net of deferred taxes. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ($700,000), offset by the reduction in interest and depreciation expenses resulting from the related transactions ($1.0 million) and a tax expense of 35% is presented for informational purposes only and is not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the related transactions occurred January 1, 1996.

                                            Pro forma results of operations
                                    for the nine months ended September 30, 1996

Revenue                                              $ 439,537
Income from continuing operations                    $  22,964
Net income                                           $  23,140
Earnings per share:
Continuing operations                                $     .88
Discontinued operations                                    .00
                                                      --------
Net income                                           $     .88
                                                      ========
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


         The pro forma results for the nine months ended September 30, 1996 include special charges incurred by Sintel related to a restructuring plan of $1.4 million, net of tax.


3.       INVESTMENTS IN UNCONSOLIDATED COMPANIES

         In July 1995, the Company made a $25 million non-recourse term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan was collateralized by 40% of the capital stock of a holding company that owns 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of two cellular phone operators in the Republic of Ecuador. In June 1997, the Company converted its loan and accrued interest into the stock of the holding company. In September 1997, the Company entered into an agreement to sell its investments for $20.0 million in cash and Conecel stock valued at $45.0 million. The transaction is expected to close before year end.

         In September 1997, the Company agreed to sell 5.5% of its investment in Supercanal Holding S.A.("Supercanal") to Multicanal, S.A. for
$20.0 million in cash.  The transaction is expected to close before year end.

         Goodwill  related  to  the  Company's   investments  in  unconsolidated
companies amounted to $38.3 million at September 30, 1997 and is being amortized over a period of 17-20 years.


4.       DEBT

Debt is comprised of the following (in thousands):
                                                                              September 30,             December 31,
                                                                                  1997                      1996
                                                                                  ----                      ----

Revolving Credit Facility at LIBOR plus 1.25%
  (6.93 at September 30, 1997)                                                 $  82,425                          0
Fleet Credit Facility at LIBOR plus 2.00% - 2.25%
  (7.75% - 7.94% at December 31, 1996)                                                 0                  $  46,865
Revolving credit facility, at MIBOR plus 0.30% (6.01%
 and 7.00% at September 30, 1997 and December 31, 1996,
 respectively, due November 1, 1998)                                              14,717                     43,613
Other debt denominated in Spanish Pesetas, at interest
  rates from 6.5% to 8.15%                                                        16,887                     11,048
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                          14,694                     28,607
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                              25,895                     32,253
Real estate mortgage notes, at interest
  rates from 8.5% to 8.53%                                                             0                      2,548
                                                                                 -------                    -------

Total debt                                                                       154,618                    164,934
Less current maturities                                                          (33,662)                   (39,916)
                                                                                 -------                    -------

Long-term debt                                                                 $ 120,956                  $ 125,018
                                                                                 =======                    =======



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


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

         The Company also has several credit facilities denominated in Spanish Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. Interest on this facility accrues at MIBOR (Madrid interbank offered rate) plus .30%. At September 30, 1997, the Company had $55.8 million (8.3 billion Pesetas) of debt denominated in Pesetas, including $24.2 million remaining of the acquisition debt incurred as a result of the Sintel acquisition (see Note 2).

         Debt agreements contain, among other things, restrictions on the payment of dividends and require the observance of certain financial covenants.

5.       OPERATIONS BY GEOGRAPHIC AREAS

         The Company's principal source of revenue is the provision of telecommunications infrastructure construction services in the United States, Spain and Brazil. Significant international operations commenced on May 1, 1996 with the acquisition of Sintel and continue to increase with the July 31, 1997 acquisition of MasTec Inepar (see Note 2).

                                          1997                  1996
                                          ----                  ----
Revenue
  Domestic                              $ 309,787             $ 248,553
  International                           190,346               107,289
                                          -------               -------
Total                                   $ 500,133             $ 355,842
                                          =======               =======

Operating income
  Domestic                              $  42,760             $  22,757
  International                            15,081                10,522
                                          -------               -------
Total                                   $  57,841             $  33,279
                                          =======               =======


                                    As of September 30,    As of December 31,
                                           1997                  1996
Identifiable assets
  Domestic                              $ 209,186             $ 147,065
  International                           173,290               258,071
  Corporate                               156,825               106,018
                                          -------               -------
Total                                   $ 539,301             $ 511,154
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from the provision of telecommunications infrastructure services to Telefonica and to BellSouth Telecommunications, Inc. ("BellSouth"). For the nine months ended
September 30, 1997, approximately 27% and 13% of the Company's revenue was derived from services performed for Telefonica and BellSouth, respectively. For the nine months ended September 30, 1996, the Company derived approximately 28% and 15% of its revenue from services performed for Telefonica and BellSouth, respectively. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and BellSouth for a significant portion of its revenue in the future.


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

         In August 1997, the Company settled its lawsuit with BellSouth arising from certain work performed by a subcontractor of the Company from 1991 to 1993 for nominal consideration.

         The Company is a party to other pending legal proceedings arising in the normal course of business, none of which the Company believes is material to the Company's financial position or results of operations.


8.        RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

         Management is currently evaluating the requirements of SFAS No. 130 and No. 131 and their applicability to the Company.

ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

         MasTec is one of the world's leading contractors specializing in the build-out of telecommunications and related infrastructure. The Company's principal business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office switching equipment. The Company also provides infrastructure services to electric power companies and other public utilities.

         In April  1996,  the Company  purchased  Sintel,  a company  engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile and Peru, from Telefonica. The Sintel acquisition gave the Company a significant international presence and more than doubled the size of the Company in terms of revenue and number of employees. In Argentina, Chile and Peru, the Company operates through unconsolidated 50% joint ventures. See Notes 2 and 5 to the Condensed Consolidated Financial Statements for pro forma financial information and geographic information, respectively. The period ended September 30, 1996 includes the results of operation of Sintel from May 1, 1996.

         In July 1997, the Company acquired a 51% interest in MasTec Inepar, a Brazilian telecommunications infrastructure construction company. At the time of the acquisition, MasTec Inepar had a backlog of construction contracts of approximately $280.0 million. The period ended September 30, 1997 includes the results of operation of MasTec Inepar from August 1, 1997.

         On September 3, 1997, Sintel filed a petition with the Spanish labor authorities to approve a restructuring of its workforce whereby its total workforce would be reduced by 200 employees and another 1,200 employees would be terminated and rehired under a lower cost structure. Management believes that a restructuring of Sintel's labor costs is necessary to permit Sintel to provide services at competitive prices in the future.

         In response to the Company's petition, the unionized employees declared work stoppages during the latter part of September 1997 and continued with half day strikes through the first week in October 1997. Although only two half days of work stoppages occurred in the quarter ended September 30, 1997, overall production for the month of September was further impacted by labor slow downs following the filing of the petition at the beginning of the month. The Company expects revenue and income from Sintel to continue to be impacted by Sintel's labor situation until the matter is resolved.

         At the time of this filing, management is involved in extensive negotiations with labor representatives, government mediators and representatives from Telefonica. Although the ultimate resolution of this matter is uncertain, management believes that the negotiations will result in an agreement that will allow Sintel to reduce its workforce by an as yet undetermined number. Any agreement is likely to stipulate the number, timing and termination pay requirements for the workforce reduction. While management anticipates a significant reduction in ongoing operating costs to result from these negotiations, the Company recognizes that it services an increasingly competitive telephony industry in the Spanish market and a substantial portion of any savings may be reflected in future bidding activities to Telefonica and other communication service customers.

Results of Operations

         Revenue is generated primarily from telecommunications and related infrastructure services. Infrastructure services are provided to telephone companies, public utilities, cable television operators, other telecommunications providers, governmental agencies and private businesses. Costs of revenue includes subcontractor costs and expenses, materials not supplied by the customer, fuel, equipment rental, insurance, operations payroll and employee benefits. General and administrative expenses include management salaries and benefits, rent, travel, telephone and utilities, professional fees and clerical and administrative overhead.


                   Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996.

         The  following  table  sets  forth  certain   historical   consolidated
financial  data as a percentage of revenue for the three months ended  September
30, 1997 and 1996.
                                                                                  1997                  1996
                                                                                  ----                  ----

Revenue                                                                          100.0%                100.0%
Costs of revenue                                                                  75.1%                 73.2%
Depreciation and amortization                                                      2.8%                  2.6%
General and administrative expenses                                               11.0%                 13.6%
Operating margin                                                                  11.1%                 10.6%
Interest expense                                                                   1.3%                  2.0%
Interest and dividend income and other income, net,
  equity in unconsolidated companies and minority
  interest                                                                         0.0%                  1.6%
Income from continuing operations before provision for income taxes (1)            9.9%                 10.1%
Provision for income taxes (1)                                                     3.9%                  3.5%
Net income (1)                                                                     6.1%                  6.7%


(1) Certain pooled companies were S corporations prior to their merger. Provision for income taxes and net income as a percentage of revenue have been adjusted to reflect a tax provision as though the pooled companies had been subject to taxation during the entire period.


         Revenue increased $38.9 million, or 24.0%, to $201.1 million for the three months ended September 30, 1997 as compared to $162.2 million in the same period in 1996. Revenue from domestic operations increased $29.5 million, or 31.9%, to $122.0 million for the three months ended September 30, 1997 as compared to $92.5 million in the same period in 1996. Domestic growth was generated from acquisitions and internal expansion. Revenue generated by international operations increased $9.4 million, or 13.5%, to $79.1 million in the three months ended September 30, 1997 as compared to $69.7 million in the comparable period of 1996 due primarily to revenue generated by the Company's Brazilian operation ($35.0 million) for the two months ended September 30, 1997. Offsetting the increase in international revenue was a decline in revenue from the Company's Spanish operations of $25.6 million. This decline is primarily due to a 19.6% devaluation in the Spanish peseta when compared to the average rate for 1996 and a decline in production due to the labor situation described above.

         Gross profit, excluding depreciation and amortization, increased $6.7 million, or 15.5%, to $ 50.1 million, or 24.9% of revenue, for the three months ended September 30, 1997 from $43.4 million, or 26.8% of revenue, for the three months ended September 30, 1996. Domestic gross margins (gross profit as a percentage of revenue) increased to 29.3% for the three months ended September 30, 1997 from 24.1% in the 1996 period primarily due to certain short-term projects providing more attractive pricing. International gross margins declined to 18.2% for the three months ended September 30, 1997 from 30.2% in the 1996 period. This decline is primarily due to overall lower margins from the newly formed Brazilian operations and lower productivity due to work stoppages and slow downs as a reaction to the Company's petition to reduce its Spanish workforce cost structure. (See Overview.)

         Depreciation and amortization increased $1.5 million, or 36.5%, to $5.7 million for the three months ended September 30, 1997 from $4.2 million for the three months ended September 30, 1996. The increase in depreciation and amortization was a result of increased capital expenditures in the latter part of 1996, as well as depreciation and amortization associated with acquisitions. As a percentage of revenue, depreciation and amortization were 2.8% and 2.6% of revenue for 1997 and 1996, respectively.

General and administrative expenses were $22.1 million, or 11.0% of revenue, for the three months ended September 30, 1997 compared to $22.1 million, or 13.6% of revenue, for the three months ended September 30, 1996. The decline in percentage is due to the higher volume of revenue and nominal general and administrative expenses related to the Company's Brazilian operations. Domestic general and administrative expenses increased $3.2 million, or 35%, to $12.3 million, or 10.1% of domestic revenue, for the three months ended September 30, 1997 from $9.1 million, or 9.8% of domestic revenue, primarily due to acquisitions. Included in the 1997 period are bonuses paid to employees of the Pooled Companies of approximately $0.6 million compared to $0.2 million for the 1996 period. Absent the increase in the bonuses by Pooled Companies, general and administrative expenses as a percentage of revenue would have remained constant. International general and administrative expenses decreased $3.1 million, or 24.0%, to $9.8 million, or 12.3% of international revenue, for the three months ended September 30, 1997 from $12.9 million, or 18.6% of international revenue, for the three months ended September 30, 1996. The decrease in international general and administrative expenses in dollar terms was due primarily to the devaluation of the Spanish peseta. In Spanish peseta terms, general and administrative expenses declined 10.0%; however, general and administrative expense as a percent of revenue, increased to 21.4% due to the lower sales volume. Offsetting the increase in peseta terms of the percentage of Spanish general and administrative expenses was a nominal amount of general and administrative expenses associated with the newly formed Brazilian operations.

         Operating income increased $5.2 million, or 30.3%, to $22.3 million, or 11.1% of revenue, for the three months ended September 30, 1997 from $17.1 million, or 10.6% of revenue, for the three months ended September 30, 1996.

         Interest expense decreased $0.6 million, or 18.2%, to $2.7 million for the three months ended September 30, 1997 from $3.3 million for the three months ended September 30, 1996 primarily due to lower interest costs and average borrowings associated with Sintel's working capital needs and the devaluation of the Spanish peseta.

         Provision for income taxes on a pro forma basis (considering the Pooled Companies as C corporations) was $7.9 million, or 37.8% of income from continuing operations before earnings in earnings of unconsolidated companies, income taxes and minority interests for the three months ended September 30, 1997, compared to $5.6 million, or 35.2% for the three months ended September 30, 1996. The increase in the effective tax rate was primarily due to the decreased proportion of income from international operations during the 1997 period.

         Net income on a pro forma basis increased $1.3 million, or 11.9%, from $10.9 million in 1996 to $12.2 million in 1997. Net income as a percentage of revenue decreased to 6.1% in 1997 from 6.7% in 1996.

                    Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996.

         The  following  table  sets  forth  certain   historical   consolidated
financial  data as a percentage  of revenue for the nine months ended  September
30, 1997 and 1996.
                                                                                  1997                  1996
                                                                                  ----                  ----

Revenue                                                                          100.0%                100.0%
Costs of revenue                                                                  72.8%                 74.4%
Depreciation and amortization                                                      3.0%                  2.9%
General and administrative expenses                                               12.6%                 13.4%
Operating income                                                                  11.6%                  9.3%
Interest expense                                                                   1.7%                  2.4%
Interest and dividend income and other
  income, net, equity in earnings of unconsolidated
  companies and minority interest                                                  0.7%                  1.8%
Income from continuing operations before provision for income taxes (1)           10.6%                  8.7%
Provision for income taxes (1)                                                     3.9%                  3.1%
Net income (1)                                                                     6.7%                  5.6%


(1) Certain Pooled Companies were S corporations prior to their merger. Provision for income taxes and net income as a percentage of revenue have been adjusted to reflect a tax provision as though the Pooled Companies had been subject to taxation during the entire year.


         Revenue from domestic operations increased $61.2 million, or 24.6%, to $309.8 million for the nine months ended September 30, 1997 as compared to
$248.6 million in the same period in 1996. Domestic growth was generated primarily by acquisitions. Revenue generated by international operations increased $83.0 million, or 77.4%, to $190.3 million in the nine months ended September 30, 1997 as compared to $107.3 million in the comparable period of 1996 due primarily to the inclusion of Sintel's results for the entire period in 1997 compared to five months in the 1996 period and the results of MasTec Inepar for two months ended September 30, 1997. See the quarterly discussion regarding Sintel's revenue.

         Gross profit, excluding depreciation and amortization, increased $44.9 million, or 49%, to $136.0 million, or 27.2% of revenue, for the nine months ended September 30, 1997 from $91.1 million, or 25.6% of revenue, for the nine months ended September 30, 1996. The increase in gross profit as a percentage of revenue was due primarily to the performance of certain higher margin domestic jobs during 1997 and domestic cost reductions. Domestic gross margins (gross profit as a percentage of revenue) increased to 29.0% for the nine months ended September 30, 1997 from 24.2% in the 1996 period. International gross margins decreased to 24.2% for the nine months ended September 30, 1997 from 28.8% in the 1996 period due to overall lower margins from the newly formed Brazilian operations and lower productivity in the third quarter from the Spanish operation.

         Depreciation and amortization increased $4.8 million, or 47%, to $15.0 million for the nine months ended September 30, 1997 from $10.3 million for the nine months ended September 30, 1996. The increase in depreciation and amortization was a result of increased capital expenditures in the latter part of 1996, as well as depreciation and amortization associated with acquisitions. As a percentage of revenue, depreciation and amortization was 3.0% and 2.9% of revenue for 1997 and 1996, respectively.

         General and administrative expenses increased $15.5 million, or 32.6%, to $63.1 million, or 12.6% of revenue, for the nine months ended September 30, 1997 from $47.6 million, or 13.4% of revenue , for the nine months ended September 30, 1996. Domestic general and administrative expenses were $34.2 million, or 11.0% of domestic revenue, for the nine months ended September 30, 1997 compared to $29.0 million, or 11.7% of domestic revenue. The decline as a percentage of domestic revenue is due primarily to the higher revenue volume. The increase in dollar amount of domestic general and administrative expense is due primarily to acquisitions. International general and administrative expenses increased $10.3 million, or 55.4%, to $28.9 million, or 15.2% of international revenue, for the nine months ended September 30, 1997 from $18.6 million, or 17.3% of international revenue, for the nine months ended September 30, 1996. The increase in international general and administrative expenses was due to the inclusion of Sintel's results for the entire 1997 period, compared to only five months during the 1996 period. The decline in terms of international general and administrative expenses as a percentage of international revenue is due to a lower general and administrative expense for the Brazilian operations.

         Operating income increased $24.6 million, or 73.8%, to $57.8 million, or 11.6% of revenue, for the nine months ended September 30, 1997 from $33.3 million, or 9.3% of revenue, for the nine months ended September 30, 1996.

         Interest expense decreased to $8.4 million for the nine months ended September 30, 1997 from $8.6 million for the nine months ended September 30, 1996 primarily due to the lower interest rates on Spanish and domestic borrowings and the conversion of the Company's 12% Subordinated Convertible Debentures into Common Stock on June 30, 1996. Offsetting the decline was the inclusion of interest cost associated with Sintel's working capital needs for the entire 1997 period compared to five months for the 1996 period.

         Provision for income taxes on a pro forma basis was $19.3 million, or 36.8% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests for the nine months ended September 30, 1997, compared to $11.1 million, or 37.6% for the nine months ended September 30, 1996. The reduction in the effective tax rate was primarily due to the increased proportion of income from international operations during the nine month period in 1997.

         Pro forma net income increased $13.8 million, or 69.3%, from $19.9 million in 1996 to $33.7 million in 1997. Pro forma net income as a percentage of revenue increased to 6.7% in 1997 from 5.6% in 1996.

Financial Condition, Liquidity and Capital Resources

         The Company's primary liquidity needs are for working capital and to finance acquisitions and capital expenditures. The Company's primary sources of liquidity have been cash flow from operations, borrowings under revolving lines of credit and the proceeds from the sale of investments and non-core assets.

         Net cash provided by operating activities for the nine months ended September 30, 1997 was $30.6 million, compared to $47.0 million for the nine months ended September 30, 1996. This decrease was due to an increase in net income to $36.3 million for the nine months ended September 30, 1997 as compared to net income of $21.1 million in the comparative 1996 period which was offset by fluctuations in working capital, particularly the reduction of accounts payable balances and an increase in accounts receivable from Brazilian operations.

         Net cash provided by the sale of investments and non-core assets amounted to $9.8 million in the nine months ended September 30, 1997. The Company invested cash, net of cash acquired, in acquisitions and investments in non-consolidated companies totaling $26.9 million during the nine months ended September 30, 1997.

         During the nine months ended September 30, 1997, the Company made capital expenditures of $17.2 million, primarily for machinery and equipment used in the production of revenue.

         As of September 30, 1997, working capital totaled $133.2 million, compared to working capital of $136.2 million at December 31, 1996 excluding a note receivable that was converted into an equity investment in June 1997 (see
Note 3 to the Condensed Consolidated Financial Statements). Included in working capital are net assets of discontinued operations and real estate held for sale totaling $14.7.

         In September 1997, the Company agreed to sell a portion of its equity investment in Supercanal Holding, S.A. ("Supercanal"), an Argentine cable television operator, for $20.0 million in cash, and to sell its indirect investment in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), an Ecuadorian cellular phone company, for $20.0 million in cash and $45.0 million shares of Conecel non-voting common stock. In addition, the Company has agreed to exchange a portion of its remaining 23.3% equity stake in Supercanal for Supercanal preferred stock. The Company will have certain registration rights with respect to the Supercanal preferred stock and the Conecel common stock that it receives in these transactions. These transactions are expected to close before year end.

         In September 1997, the Company filed a petition with Spanish labor authorities to approve a work force restructuring. (See Overview.) Sintel's workers engaged in partial work stoppages in protest of this petition. The Company believes that the cost of these partial work stoppages and potential severance costs that could be incurred should all or a portion of the desired workforce reduction be realized will be offset in the future by improvements in operating margins.

         The  Company   continues  to  pursue  a  strategy  of  growth   through
acquisitions and internal expansion. During the quarter ended September 30, 1997, the Company closed its acquisition of 51% of MasTec Inepar for stock and $29.4 million in cash payable over eleven months. In addition, in connection with its acquisition of Sintel, the Company is required to make payments of 1.8 billion pesetas (approximately $12.1 million) on each of December 31, 1997 and 1998. See Note 2 to the Condensed Consolidated Financial Statements. The Company believes that cash generated from operations, borrowings under its revolving credit facility and proceeds from the sale of investments and non-core assets will be sufficient to finance these payments, as well as the Company's working capital needs and capital expenditures for the foreseeable future. Future acquisitions are expected to be financed from these sources, as well as other external financing sources to the extent necessary, including the issuance of equity securities and additional borrowings.

         In June 1997, the Company refinanced its domestic credit facility with a $125 million revolving credit facility provided by a group of banks led by BankBoston, N.A. Borrowings under this facility may be used for domestic acquisitions, working capital, capital expenditures and general corporate purposes. At September 30, 1997, borrowings under this facility totaled $82.4 million, and approximately $39.0 million remained unused and available. See Note 6 to the Condensed Consolidated Financial Statements.

         The Company conducts business in several foreign currencies that are subject to fluctuations in the exchange rate relative to the U.S. dollar. The Company does not enter into foreign exchange contracts. It is the Company's intent to utilize foreign earnings in the foreign operations for an indefinite period of time and only repatriate those earnings when it is considered cost effective. However, as a means of hedging its balance sheet currency risk, the Company attempts to balance its foreign currency denominated assets and liabilities. There can be no assurance that a balance can be maintained. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of the actual conversion into U.S. dollars. The Company currently has no plans to repatriate significant earnings from its international operations.

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

PART II - OTHER INFORMATION
SEPTEMBER 30, 1997


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

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.


               Exhibit 27.1 Article 5 - Financial Data Schedules.

                           (a)      Report on Form 8-K

                                            On August 4, 1997, the Company filed
                                    a Form 8-K current report for event of August 1, 1997 with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the Company's acquisition of Wilde Construction, Inc., E.L. Dalton, Inc, Tele-Communications of Virginia, Inc. and Somerville Construction.

                                            On September  10, 1997,  the Company
                                    filed a Form 8-K current report for event of
                                    August  27,  1997  with the  Securities  and
                                    Exchange  Commission  reporting  information
                                    under Item 5 thereof regarding the Company's
                                    partnership  with Macri Group, its filing of
                                    a  labor   petition   in   Spain,   and  its
                                    acquisition of AIDCO, Inc.

                                            On  October  6,  1997,  the  Company
                                    filed  Form  8-K for  event  of the same day
                                    regarding   acquisition  of  51%  of  MasTec
                                    Inepar S/A-Sistemas de Telecomunicacoes, a newly formed infrastructure contractor.

                                            On  October  3,  1997,  the  Company
                                    filed a Form 8-K current report for event of
                                    September 26, 1997  regarding work stoppages
                                    at   Sintel   in    response   to   Sintel's
                                    application to the Spanish labor authorities to restructure Sintel's work force.











                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MasTec, Inc.
                                             Registrant



Date:  November 14, 1997                     /s/ Edwin D. Johnson
                                             --------------------
                                             Edwin D. Johnson
                                             Senior Vice President-
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)