Form 10-K/A
period 1996-12-31
MASTEC INC
filed 1998-02-06
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A



 [X] Amendment to Application or Report Filed Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 [No Fee Required]
                   For the fiscal year ended December 31, 1996



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





                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

         The undersigned Registrant hereby amends the following sections of its Annual Report on Form 10-K for the year ended December 31, 1996 to restate the financial information giving affect to two 1997 acquisitions accounted for under the pooling of interest method:


         Item 6.    Selected Financial Information
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8.    Financial Statements and Supplementary Data
        Part IV.
        Item 14. Exhibits, Financial Statements, Schedules and Related Transactions

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MASTEC, INC.




Date:  February 6, 1998                            By: /s/
                                                   ------------------------
                                                   Edwin D. Johnson
                                                   Senior Vice President -
                                                     Chief Financial Officer

                        6. SELECTED FINANCIAL INFORMATION

         The following table presents selected consolidated financial information of the Company as of the dates and for each of the periods indicated. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A.

                                                                    Year Ended December 31, (1)
                                                 1992           1993         1994 (2)        1995         1996 (3)
                                              ----------     ----------   -------------   ----------   -------------
                                                          (Dollars in thousands except per share amount)
                                              ----------------------------------------------------------------------
Statement of Income Data:
Revenue                                       $ 54,502        $ 74,728     $142,583        $218,859      $534,068
Cost of revenue                                 36,779          51,763      105,451         158,598       394,497
Depreciation and amortization                    1,116           1,520        5,545           8,178        13,686
General and administrative expenses              7,456          15,681       20,595          28,918        72,392
                                              --------        --------     --------        --------      --------
Operating income                                 9,151           5,764       10,992          23,165        53,493
Interest expense                                                   302        3,846           5,306        11,940
                                                    98
Interest and dividend income                       271             359        1,550           3,501         3,480
Special charges-real estate and
  investment write-downs (4)                         -               -            -          23,086             -

Other income, net                                  672             355        1,348           2,250         2,553
Equity in earnings (losses) of
  unconsolidated companies and
  minority interest                                              1,177          247                         3,133
                                                  (416)                                        (139)
Provision for income taxes (5)                   3,601           2,765        3,541             148        17,492
                                               -------         -------      -------        --------      --------
Income from continuing operations (5)            5,979           4,588        6,750             237        33,227
Discontinued operations                              -               -          825           2,531          (111)
                                               -------         -------      -------        --------      --------
Net income                                    $  5,979        $  4,588     $  7,575       $   2,768      $ 33,116
                                               =======         =======      =======        ========      ========

Weighted average shares outstanding (6)         16,746          16,746       25,487          25,440        26,499
Pro forma earnings per share from
  continuing operations (5)                   $   0.37        $   0.27     $   0.26         $  0.11      $   1.25

                                                                       As of December 31,
                                                 1992           1993           1994          1995           1996
                                              ----------     ----------     ---------     ----------     ---------
                                                                     (Dollars in thousands)
Balance Sheet Data:
Property and equipment, net                      6,625           8,038       44,157          50,572        67,177
Total assets                                    31,071          32,988      155,969         191,272       511,154
Total debt                                       1,565           5,545       46,977          77,668       164,934
Total stockholders' equity                      20,974          16,396       52,271          60,614       116,983


(1) Amounts have been restated to reflect the 1997 acquisitions of Wilde Construction, Inc. and two related companies, and AIDCO, Inc. and one related company, which were accounted for as poolings of interest.
         See Note 2 of Notes to Consolidated Financial Statements.
(2)      Includes the results of Burnup & Sims Inc. from March 11, 1994.
(3)      Includes the results of Sintel from May 1, 1996.
(4) As a result of the disposal of non-core real estate assets and other investments, the Company recorded $23.1 million in special charges in the year ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(5) Provision for income taxes and income from continuing operations have been adjusted to reflect a pro forma tax provision for companies which were previously S Corporations.
(6) Amounts have been adjusted to reflect the three-for-two stock split declared February 28, 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.

                     7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

         MasTec is one of the world's largest contractors specializing in the build-out of telecommunications and related infrastructure. The Company's principal business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office telecommunications equipment. The Company also provides infrastructure construction services to the electric power industry and other public utilities.

         MasTec was formed in March 1994 through the combination of Church & Tower Inc. and Church & Tower of Florida, Inc. (collectively, "Church & Tower") and Burnup & Sims Inc. ("Burnup & Sims"), two established names in the U.S. telecommunications construction services industry. In April 1996, the Company purchased Sintel, a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile and Peru, from Telefonica. The Sintel acquisition gave the Company a significant international presence and more than doubled the size of the Company in terms of revenue and number of employees. In Argentina, Chile and Peru, the Company operates through unconsolidated joint ventures in which it holds a 50% interest. See Notes 2 and 9 of Notes to Consolidated Financial Statements for pro forma financial information and geographic information, respectively.

         In July and August 1997, the Company acquired Wilde Construction, Inc. and two related companies and AIDCO, Inc. and one related company (collectively, the "Pooled Companies") through an exchange of common stock. The acquisitions were accounted for as poolings of interest. Accordingly, the Company's conso-lidated financial statements include the results of the Pooled Companies for all periodspresented. See Note 2 of Notes to Consolidated Financial Statements.

         In July 1997, the Company acquired a 51% interest in MasTec Inepar, a Brazilian telecommunications infrastructure construction company. At the time of the acquisition, MasTec Inepar had a backlog of construction contracts of approximately $280.0 million. The results of MasTec Inepar are consolidated in the results of the Company, net of a 49% minority interest, beginning August 1997.

         During the nine months ended September 30, 1997, the Company completed eight other acquisitions which have been accounted for under the purchase method of accounting and the results of operations of which have been included in the Company's consolidated financial statements from the respective acquisition dates. The Company's pro forma results of operations for 1996 giving effect to these acquisitions, would not differ materially from actual results. In addition, subsequent to September 30, 1997, the Company completed the acquisition of Weeks Construction Company.

         On September 3, 1997, Sintel filed a petition with the Spanish labor authorities to approve a restructuring of its workforce. In response to the Company's petition, the unionized employees declared work stoppages during the latter part of September 1997 and continued with half day strikes through the first week in October 1997. Although only two half days of work stoppages occurred in the quarter ended September 30, 1997, overall production for the month of September was further impacted by labor slow downs following the filing of the petition at the beginning of the month.

         In January 1998, Sintel entered into an agreement with its unions to resolve the labor dispute subject to ratification and final documentation. The agreement contemplates reductions in administrative positions, reductions in certain non-wage compensation and increases in productivity benchmarks. The agreement also contemplates an increase in base wage rates for remaining union workers. While management anticipates a reduction in ongoing operating costs to result from these negotiations, the Company recognizes that it services an increasingly competitive telephony industry in the Spanish market and a substantial portion of any savings may be offset by more competitive prices to Telefonica and other communication service customers. There can be no assurance that workers will ratify the agreement or that final documentation will be completed. As of September 30, 1997, the Company had not reserved for possible restructuring costs associated with a settlement of the Sintel labor situation in its consolidated financial statements.

Results of Operations

         Revenue is generated primarily from telecommunications and related infrastructure services. Infrastructure services are provided to telephone companies, public utilities, cable television operators, other telecommunications providers, governmental agencies and private businesses. Costs of revenue includes subcontractor costs and expenses, materials not supplied by the customer, fuel, equipmentrental, insurance, operations payroll and employee benefits. General and administrative expenses include management salaries and benefits, rent, travel, telephone and utilities, professional fees and clerical and administrative overhead.

         The  following  table  sets  forth  certain   historical   consolidated
financial data as a percentage of revenue for the years ended December 31, 1994, 1995 and 1996 .


                                                           Years Ended December 31,
                                                     -----------------------------------
                                                      1994           1995          1996
                                                      ----           ----          ----
Revenue                                              100.0%         100.0%        100.0%
Costs of revenue                                      74.0           72.5          73.9
Depreciation and amortization                          3.9            3.7           2.6
General and administrative expenses                   14.4           13.2          13.6
                                                      ----           ----          ----
Operating income                                       7.7           10.6           9.9
Interest expense                                       2.7            2.4           2.2
Interest and dividend income, other income,
  net, equity in earnings of unconsolidated
  companies and minority interest                      2.2            2.6           1.7
Special charge-real estate and investment
  write-downs                                            -           10.6             -
                                                      ----           ----          ----
Income from continuing operations before provision
  for  income taxes                                    7.2            0.2           9.4
Provision for income taxes (1)                         2.5            0.1           3.2
                                                      ----           ----          ----
Income from continuing operations                      4.7%           0.1%          6.2%

                                                      ====           ====          ====
---------------
(1)      Provision for income taxes has been adjusted to reflect a tax provision for companies  which were S  corporations  and therefore not subject to corporate federal income taxes.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenue increased $315.2 million, or 144.0%, to $534.1 million for the year ended December 31, 1996 from $218.9 million for the year ended December 31, 1995. Domestic revenue increased $127.0 million, or 58.0%, to $345.9 million for 1996 from $218.9 million for 1995, primarily due to growth in revenue generated from existing contracts and to an acquisition completed in 1996. International revenue, comprised of revenue from Sintel, which the Company acquired in April 1996, contributed $188.2 million of revenue for the year ended December 31, 1996.

         Gross profit, excluding depreciation and amortization, increased $79.3 million, or 131.5%, to $139.6 million, or 26.1% of revenue, for the year ended
December 31, 1996 from $60.3 million, or 27.5% of revenue, for the year ended December 31, 1995. Domestic gross margins (gross profit as a percentage of revenue) decreased to 25.1% for the year ended December 31, 1996 from 27.5% for the year ended December 31, 1995. The decline in domestic gross margins was primarily due to additional start-up and expansion costs relating to the rapid growth in revenue. International gross margins were 28.0% for the year ended December 31, 1996.

         Depreciation and amortization increased $5.5 million, or 67.1%, to $13.7 million for the year ended December 31, 1996 from $8.2 million for the year ended December 31, 1995. Domestic depreciation and amortization as a percentage of domestic revenue decreased to 3.4% for 1996 from 3.7% for 1995 due to economies of scale obtained over a larger domestic revenue base. International depreciation and amortization was 1.1% of international revenue for the year ended December 31, 1996, as the Company's international operations are less capital intensive than the Company's domestic operations.

         General and administrative expenses increased $43.5 million, or 150.5%, to $72.4 million, or 13.6% of revenue, for the year ended December 31, 1996 from $28.9 million, or 13.2% of revenue for the year ended December 31, 1995. Domestic general and administrative expenses increased $12.5 million, or 43.3%, to $41.4 million, or 12.0% of domestic revenue, for 1996 from $28.9 million, or 13.2% of domestic revenue in 1995. The decrease in domestic general and administrative expenses as a percentage of domestic revenue is primarily the result of spreading overhead expenses over a broader revenue base. Included in domestic general and administrative expenses for 1996 and 1995 are salaries and bonuses for employees of the Pooled Companies of approximately $6.1 million and $3.8 million, respectively. International general and administrative expenses were $31.0 million, or 16.5% of international revenue, for the year ended December 31, 1996.

         Operating income increased $30.3 million, or 130.6%, to $53.5 million, or 9.9% of revenue, for the year ended December 31, 1996 from $23.2 million, or 10.6% of revenue, for the year ended December 31, 1995 because of the decline in domestic gross margins in 1996 and bonuses earned by employees of the Pooled Companies.

         Interest expense increased $6.6 million, or 124.5%, to $11.9 million for the year ended December 31, 1996 from $5.3 million for the year ended December 31, 1995 primarily due to borrowings used for equipment purchases and to fund investments in unconsolidated companies, offset in part by the conversion of the Company's 12% Subordinated Convertible Debentures into Common Stock on June 30, 1996.

         As a result of the disposal of non-core real estate assets and other investments, the Company recorded $23.1 million in special charges during the year ended December 31, 1995.

         Income from continuing operations after a pro forma tax provision increased to $33.2 million, or 6.2% of revenue, for the year ended December 31, 1996 from $0.2 million for the year ended December 31, 1995 which included a special charge of $23.1 million.

         In the third quarter of 1995, the Company adopted a plan to dispose of certain non-core businesses acquired as a result of the acquisition of Burnup & Sims in March 1994. See Note 13 of Notes to Consolidated Financial Statements. These businesses included the operations of a printing company, a theater chain and an uninterrupted power supply assembler. During 1995, the Company sold the assets of the theater chain and the assembler. The two transactions netted a gain of $7.4 million after tax. The remaining theater operations have been closed and are currently being marketed for sale for the underlying real estate value. Based on the estimated net realizable value of these businesses, a loss on disposition of approximately $6.4 million, net of tax, relating to the remaining discontinued operations was recorded in 1995. The Company sold the printing company in January 1997 for its carrying value. Net assets of discontinued operations and other non-core assets amount to $21.4 million at December 31, 1996 and are reflected in other current assets in the consolidated balance sheet.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenue increased $76.3 million, or 53.5%, to $218.9 million for the year ended December 31, 1995 from $142.6 million for the year ended December 31, 1994, primarily due to expansion into new contract areas and the full year's effect in 1995 of acquisitions completed in 1994.

         Gross profit, excluding depreciation and amortization, increased $23.2 million, or 62.5%, to $60.3 million, or 27.5% of revenue, for the year ended
December 31, 1995 from $37.1 million, or 26.0% of revenue, for the year ended December 31, 1994 primarily due to improved operating efficiencies, improved productivity due to the use of more modern equipment and the renegotiation of an unprofitable master contract assumed in one of the Company's acquisitions.

         Depreciation and amortization increased $2.7 million, or 49.1%, to $8.2 million for the year ended December 31, 1995 from $5.5 million for the year ended December 31, 1994 due to a fleet replacement program and an increase in capital expenditures resulting from expansion into new contract areas. As a percentage of revenue, depreciation and amortization expense was 3.7% for 1995 and 3.9% for 1994.

         General and administrative expenses increased $8.3 million, or 40.3%, to $28.9 million, or 13.2% of revenue, for the year ended December 31, 1995 from $20.6 million, or 14.4% of revenue, for the year ended December 31, 1994. General and administrative expenses decreased as a percentage of revenue as a result of spreading overhead expenses over a broader revenue base.

         Operating income increased $12.2 million, or 110.9%, to $23.2 million, or 10.6% of revenue, for the year ended December 31, 1995 from $11.0 million, or 7.7% of revenue, for the year ended December 31, 1994.

         Interest expense increased $1.5 million, or 39.5%, to $5.3 million for the year ended December 31, 1995 from $3.8 million for the year ended December 31, 1994 primarily due to borrowings used for equipment purchases, to fund a loan to the holding company of an Ecuadorian cellular phone company and to make investments in unconsolidated companies.

         As a result of the disposal of non-core real estate assets and other investments, the Company recorded $23.1 million in special charges during the year ended December 31, 1995.

         Income from continuing operations after a pro forma tax provision was $0.2 million for the year ended December 31, 1995, compared to income from continuing operations of $6.8 million, or 4.7% of revenue, for the year ended December 31, 1994.

Financial Condition, Liquidity and Capital Resources

         The Company's primary liquidity needs are for working capital, to finance acquisitions and capital expenditures and to service the Company's indebtedness. The Company's primary sources of liquidity have been cash flow from operations, borrowings under revolving lines of credit and the proceeds from the sale of investments and non-core assets.

         Net cash provided by operating activities for the nine months ended September 30, 1997 was $28.5 million, compared to $45.7 million for the nine months ended September 30, 1996. This decrease was due to an increase in net income to $36.3 million for the nine months ended September 30, 1997 as compared to net income of $21.1 million in the comparative 1996 period which was offset by fluctuations in working capital, particularly the reduction of accounts payable balances and an increase in accounts receivable from Brazilian operations. Net cash provided by operating activities for the years ended December 31, 1996, 1995 and 1994 was $41.9 million, $7.9 million and $4.3 million, respectively.

         Net cash provided by the sale of investments and non-core assets amounted to $9.8 million in the nine months ended September 30, 1997. Net cash provided by the sale of investments and non-core assets amounted to $9.4 million, $24.3 million and $0.7 million in the years ended December 31, 1996, 1995 and 1994, respectively. The Company invested cash, net of cash acquired, in acquisitions and investments in unconsolidated companies totaling $26.9 million during the nine months ended September 30, 1997, $6.8 million in 1996 and $9.0 million in 1995, and in 1994 had a net inflow from acquisitions of $4.7 million. During the nine months ended September 30, 1997, the Company made capital expenditures of $17.2 million, primarily for machinery and equipment used in the production of revenue. Capital expenditures were $8.4 million, $17.2 million and $6.0 million in the years ended December 31, 1996, 1995 and 1994, respectively. The Company believes that capital expenditures in 1998, excluding capital expenditures resulting from acquisitions, will not exceed $30.0 million.

         As of September 30, 1997, working capital totaled $133.2 million, compared to working capital of $136.2 million at December 31, 1996, excluding a note receivable that was converted into an equity investment in June 1997. See
Note 2 of Notes to Consolidated Financial Statements. Included in working capital are net assets of discontinued operations and real estate held for sale totaling $14.7 million.

         In December 1997, the Company sold its indirect investment in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), an Ecuadorian cellular phone company, for $20.0 million in cash and the right to receive shares of Conecel non-voting common stock upon a public offering by Conecel. The Company will have certain registration rights with respect to the Conecel common stock that it will receive.

         The  Company   continues  to  pursue  a  strategy  of  growth   through
acquisitions and internal expansion. During the quarter ended September 30, 1997, the Company closed its acquisition of 51% of MasTec Inepar for stock and $29.4 million in cash payable over eleven months. In addition, in connection with its acquisition of Sintel, the Company is required to make payments of 1.8 billion pesetas (approximately $12.1 million at the exchange rate in effect at the time of the acquisition) on each of December 31, 1997 and 1998. The Company has paid a portion of the December 31, 1997 payment, with the remaining amounts to be paid pending resolution of offsetting amounts between the Company and Telefonica. See Note 2 of Notes to Consolidated Financial Statements. The Company believes that cash generated from operations, borrowings under its Credit Facility and proceeds from the sale of investments and non-core assets will be sufficient to finance these payments, as well as the Company's working capital needs, capital expenditures and debt service obligations for the foreseeable future. Future acquisitions are expected to be financed from these sources, as well as other external financing sources to the extent necessary, including the issuance of equity securities and additional borrowings.

         In June 1997, the Company refinanced its domestic credit facility with the $125.0 million Credit Facility. Borrowings under this facility may be used for domestic acquisitions, working capital, capital expenditures and general corporate purposes. At September 30, 1997, borrowings under this facility totaled $82.4 million and standby letters of credit issued pursuant to this facility totaled approximately $3.5 million, and approximately $39.0 million remained unused and available. The Company intends to repay all outstanding borrowings under the Credit Facility with a portion of the proceeds of the Offering, such that after giving effect to the Offering and the application of the net proceeds therefrom, the Company will have approximately $121.5 million of borrowings available under the Credit Facility. The Credit Facility contains certain covenants which, among other things, restrict the payment of dividends, limit the Company's ability to incur additional debt, create liens, dispose of assets merge or consolidate with another entity or make other investments or acquisitions, and provide that the Company must maintain minimum amounts of stockholders' equity and financial ratio coverages. See "Description of Certain Indebtedness" and Note 5 of Notes to Consolidated Financial Statements.

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

Seasonality

         The Company's domestic operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. Sintel has experienced seasonal weakness in the first quarter, but has produced relatively strong results in the fourth quarter. This seasonality is primarily the result of customer budgetary constraints and preferences and, to a lesser extent, the effect of winter weather on outside plant activities. Certain U.S. customers, particularly the RBOCs, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Telefonica, the Company's principal international customer, has historically rushed to complete budgeted expenditures in the last quarter. Revenue anticipated from the Company's newly formed Brazilian operations, MasTec Inepar, are not expected to fluctuate seasonally.

Impact of Inflation

         The primary inflationary factor affecting the Company's operations is increased labor costs. Although the Company has not experienced significant increases in labor costs to date, the low unemployment rate in the United States has made it more difficult to find qualified personnel at low cost in some areas where the Company operates. Continued shortages of labor could increase labor costs for the Company in the future.


                 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to Consolidated Financial Statements.

             14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                                                               Page Number


           Report of Independent Accountants                                                        F-1

(a)(i)     Consolidated Financial Statements

           Statements of Income for the three years ended
           December 31, 1996                                                                        F-2

           Balance Sheets at December 31, 1996 and 1995                                             F-3

           Statements of Stockholders' Equity for the
           three years ended December 31, 1996                                                      F-4

           Statements of Cash Flows for the three
           years ended December 31, 1996                                                            F-5

           Notes to Consolidated Financial Statements                                               F-10


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





COOPERS & LYBRAND L.L.P.

Miami, Florida
December 5, 1997


                                                   MASTEC, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands except per share amounts)

                                                                                      For the Years Ended December 31,
                                                                                       1994         1995        1996
                                                                                       ----         ----        ----
Revenue                                                                              $142,583     $218,859    $534,068
Costs of revenue                                                                      105,451      158,598     394,497
Depreciation and amortization                                                           5,545        8,178      13,686
General and administrative expenses                                                    20,595       28,918      72,392
                                                                                      -------      -------     -------
     Operating income                                                                  10,992       23,165      53,493
Interest expense                                                                        3,846        5,306      11,940
Interest and dividend income                                                            1,550        3,501       3,480
Special charges-real estate and investment write-downs                                      0       23,086           0
Other income, net                                                                       1,348        2,250       2,553
                                                                                      -------      -------     -------
Income from continuing operations before equity in earnings (losses) of unconso-
  lidated companies, provision (benefit) for income taxes and minority interest        10,044          524      47,586

Equity in earnings (losses) of unconsolidated companies                                   247         (300)      3,040
Provision (benefit) for income taxes                                                    2,058       (1,115)     14,665
Minority interest                                                                           0          161          93
                                                                                       ------       ------     -------
     Income from continuing operations                                                  8,233        1,500      36,054

Discontinued operations:
Income (loss) from discontinued operations,
  (net of applicable income taxes)                                                        825           38        (177)
Net gain on disposal of discontinued operations net of a provision of $6,405 for
  1995 to write down related assets to realizable values and including
  operating losses during phase-out period, net of applicable income taxes                  0        2,493          66
                                                                                      -------      -------     -------
Net income                                                                           $  9,058     $  4,031   $  35,943
                                                                                      =======      =======     =======

Pro forma data (1):
Income from continuing operations before equity in earnings (losses) of unconso-
  lidated companies, pro forma provision for income taxes and minority interest        10,044          524      47,586
Equity in earnings (losses) of unconsolidated companies                                   247         (300)      3,040
Pro forma provision for income taxes (1)                                                3,541          148      17,492
Minority interest                                                                           0          161          93
Discontinued operations                                                                   825        2,531        (111)
                                                                                      -------      -------     -------
Pro forma net income                                                                 $  7,575     $  2,768    $ 33,116
                                                                                      =======      =======     =======

Weighted average shares outstanding (2)                                                25,487       25,440      26,499
                                                                                      =======      =======     =======
Pro forma earnings per share (1)(2):
Continuing operations                                                                $   0.26     $   0.01    $   1.25
Discontinued operations                                                                  0.03         0.10        0.00
                                                                                      -------      -------     -------
                                                                                     $   0.29     $   0.11    $   1.25
                                                                                      =======      =======     =======

(1) Provision for income taxes and net income have been adjusted to reflect a tax provision for companies which were previously S corporations.
(2) Amounts have been adjusted to reflect the three-for-two stock split declared on February 28, 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.

The accompanying notes are an integral part of these consolidated financial statements.

                                                   MASTEC, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                                 December 31,
                                                                          ----------------------------
                                                                               1995           1996
                                                                               ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  3,084       $ 10,989
  Accounts receivable-net and unbilled revenue                                 57,825        318,967
  Notes receivable                                                             27,505         29,549
  Inventories                                                                   3,600          5,737
  Other current assets                                                         28,020         35,529
                                                                              -------        -------
     Total current assets                                                     120,034        400,771
                                                                              -------        -------

Property and equipment-at cost                                                 68,152         95,467
Accumulated depreciation                                                      (17,580)       (28,290)
                                                                              -------        -------
     Property and equipment-net                                                50,572         67,177

Investments in unconsolidated companies                                        14,847         30,209
Other assets                                                                    5,819         12,997
                                                                              -------        -------

     TOTAL ASSETS                                                            $191,272       $511,154
                                                                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                                                 $ 28,842       $ 39,916
  Accounts payable                                                             21,675        166,993
  Other current liabilities                                                    16,489         28,651
                                                                              -------        -------
     Total current liabilities                                                 67,006        235,560
                                                                              -------        -------

Other liabilities                                                              14,826         33,593
Long-term debt                                                                 39,201        125,018
Convertible subordinated debentures                                             9,625              0
                                                                              -------        -------

     Total long-term debt                                                      48,826        125,018
                                                                              -------        -------
Commitments and contingencies
Stockholders' equity:
  Common stock
                                                                                2,780          2,780
  Capital surplus                                                             134,186        149,083
  Retained earnings                                                            15,636         49,070
  Accumulated translation adjustments                                               1           (802)
  Treasury stock
                                                                              (91,989)       (83,148)
     Total stockholders' equity                                                60,614        116,983
                                                                              -------        -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $191,272        $511,154
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

                                                   MASTEC, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the three years ended December 31, 1996
                                                  (In thousands)

                                          Common Stock                              Accumulated
                                       Issued                Capital    Retained    Translation      Treasury
                                       Shares     Amount     Surplus    Earnings     Adjustment       Stock      Total
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993, as reported 10,250    $ 1,025    $      0    $  9,918      $      0       $      0   $ 10,943
Acquisitions accounted for as poolings
  of interest                           1,371        137                   5,315                                   5,452

Balance December 31, 1993              11,621      1,162                  15,233                                  16,395
Net income                                                                 9,058                                   9,058
Distributions by Pooled Companies                                           (595)                                   (595)
Retained earnings of CT Group
  transferred to capital surplus                              11,165     (11,165)                                      0
Equity acquired in reverse
acquisition                            16,185      1,618     122,969                                  (92,232)    32,355
Stock issuance costs for reverse
  acquisition                                                    (18)                                                (18)
Stock issued to employees
  from treasury stock                                            (22)                                      96         74
Stock issued for debentures
  from treasury shares                                                                                      1          1
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994              27,806      2,780     134,094      12,531                      (92,135)    57,270
Net income                                                                 4,031                                   4,031
Distributions by Pooled Companies                                           (926)                                   (926)
Stock issued to 401(k)
Retirement Savings Plan from
  treasury shares                                                 92                                      146        238
Accumulated translation adjustment                                                           1                         1
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995              27,806      2,780     134,186      15,636             1        (91,989)    60,614
Net income                                                                35,943                                  35,943
Distributions by Pooled Companies                                         (2,509)                                 (2,509)
Cumulative effect of translation                                                          (803)                     (803)
Stock issued from treasury stock
  for options exercised                                           48                                      523        571
Tax benefit for stock option plan                                513                                                 513
Stock issued from treasury stock
  for an acquisition                                           8,844                                    2,201     11,045
Stock issued for Debentures
  from treasury stock                                          5,492                                    6,117     11,609
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996              27,806      2,780     149,083      49,070          (802)       (83,148)   116,983

------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                   MASTEC, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                        For the Three Years Ended
                                                                               December 31,
                                                                  -------------------------------------
                                                                      1994         1995         1996
                                                                      ----         ----         ----
Cash flows from operating activities:
Net income                                                          $ 9,058      $ 4,031      $ 35,942
Adjustments to reconcile net income to net cash
   provided by operating activities:
Minority interest
                                                                          0         (161)          (93)
Depreciation and amortization                                         5,545        8,178        13,686
Equity in (earnings) losses of
   unconsolidated companies
                                                                       (247)         300        (3,040)
Special charges-real estate and
   investments write downs                                                0       23,086             0
Gain on sale of assets                                                 (609)      (2,823)         (365)
Stock issued to employees from treasury stock
                                                                         74            0             0
Changes  in  assets  and  liabilities   net  of
   effect  of   acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue                      (10,241)     (24,760)      (13,057)
  Inventories and other current assets                                  300       (2,207)       (2,574)
  Other assets                                                          452       (2,617)       (4,657)
  Accounts payable                                                      353       10,807        26,460
  Income and deferred taxes                                           2,017       (8,338)        2,574

  Other current liabilities                                          (3,161)         451        (9,151)
  Net assets of discontinued operations                               1,035          963         1,148

  Other liabilities                                                    (229)       1,032        (4,942)
                                                                    -------      -------       -------
Net cash provided by operating activities                             4,347        7,942        41,931
                                                                    -------      -------       -------

Cash flows from investing activities:
  Capital expenditures                                               (6,028)     (17,202)       (8,386)
  Cash acquired in acquisitions                                       6,585          148         1,130
  Cash paid for acquisitions                                         (1,850)      (1,750)       (6,164)
  Notes to stockholders                                              (3,570)           0             0
  Distributions from unconsolidated companies                           277          245         1,365
Investments in unconsolidated companies                                   0       (7,408)       (1,212)
  Investments in notes receivable                                         0      (25,000)            0
  Repayment of notes receivable                                           0          443         1,273
  Repayment of loans from stockholders                                    0        1,800             0
  Net proceeds from sale of assets                                      664       24,269         9,404
                                                                     ------      -------       -------
     and other non-core assets

Net cash used in investing activities                                (3,922)     (24,455)       (2,590)
                                                                     ------      -------       -------



The accompanying notes are an integral part of these consolidated financial statements.

                                                   MASTEC, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                  (In thousands)


                                                            For the Years Ended December 31,
                                                             1994        1995         1996
                                                             ----        ----         ----

Cash flows from financing activities:
  Proceeds from revolving credit facilities                 5,825       46,125       17,476
  Other borrowings                                              0       10,200       28,888

  Repayment of notes to stockholders                         (500)      (2,500)           0
  Debt repayments                                          (8,892)     (40,091)     (75,280)
  Distribution by Pooled Companies                           (595)        (926)      (2,509)
  Net proceeds from common stock issued
    from treasury                                               0          238          792
  Financing costs                                               0         (516)           0
                                                          -------      -------      -------
Net cash (used in) provided by financing activities        (4,162)      12,530      (30,633)
                                                          -------      -------      -------
Net (decrease) increase in cash and cash equivalents       (3,737)      (3,983)       8,708

Net effect of translation on cash                               0            0         (803)

Cash and cash equivalents - beginning of period            10,804        7,067        3,084
                                                          -------      -------      -------

Cash and cash equivalents - end of period                $  7,067      $ 3,084     $ 10,989
                                                          =======      =======      =======

Supplemental disclosures of cash flow information: Cash paid during the period for:

  Interest                                               $  4,241      $ 5,302     $ 10,530
  Income taxes                                           $  1,731      $  ,527     $ 12,867




The accompanying notes are an integral part of these consolidated financial statements.

                                                   MASTEC, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                  (In thousands)

Supplemental disclosure of non-cash investing and financing activities:



                                                            For the Years Ended December 31,
                                                             1994         1995         1996
                                                             ----         ----         ----
Acquisitions accounted for under purchase method of accounting:
Fair value of assets acquired:
Accounts receivable                                        $ 21,152     $   167      $248,087
Inventories                                                   7,913           0         2,980
Other current assets                                              0          67        12,661
Property and equipment                                       41,955       2,688        13,148
Investments in unconsolidated companies                           0           0         9,373
Real estate and other assets                                 42,195          50         6,385
                                                            -------      ------       -------
Total non-cash assets                                       113,215       2,972       292,634
                                                            -------      ------       -------
Liabilities                                                  51,547          71       162,928
Long-term debt                                               32,247          93        78,966
                                                            -------      ------       -------

Total liabilities assumed                                    83,794         164       241,894
                                                            -------      ------       -------
Net non-cash assets acquired                                 29,421       2,808        50,740

Cash acquired                                                 6,585         148         1,130
                                                            -------      ------       -------

Fair value of net assets acquired                            36,006       2,956        51,870
Excess over fair value of assets acquired                         0           0         4,956
                                                            -------      ------       -------
Purchase price                                             $ 36,006    $  2,956      $ 56,826
                                                            =======      ======       =======

Note payable issued in acquisitions                        $  1,851    $    800      $ 36,561
Cash paid and common stock issued for acquisitions           34,155       1,750        17,340
Contingent consideration                                          0         406         2,250
Acquisition costs                                                 0           0           675
                                                            -------      ------       -------
Purchase price                                             $ 36,006    $  2,956      $ 56,826
                                                            =======      ======       =======



Property acquired through financing arrangements           $  2,989    $  9,452      $  8,550
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

                                                   MASTEC, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                  (In thousands)


Supplemental disclosure of non-cash investing and financing activities (cont.)


                                                                        December 31,
                                                                            1995
Disposals:
Assets sold:
  Accounts receivable                                                      2,158
  Inventories                                                              1,770
  Other current assets                                                        22
  Property and equipment                                                   1,832
  Other assets                                                                 4
                                                                         -------
Total non-cash assets                                                      5,786
Liabilities                                                                1,878
Long-term debt                                                               343
                                                                         -------
Total liabilities                                                          2,221
                                                                         -------
Net non-cash assets sold                                                $  3,565
                                                                         =======
Sale price                                                              $ 12,350
Transaction costs                                                           (521)
Note receivable                                                             (450)
                                                                         -------
Net cash proceeds                                                       $ 11,379
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

         In 1995, the Company's purchase of a 33% interest in Supercanal was financed in part by the seller for $7 million. (See Note 2.)

         During 1995, MasTec issued $146,000 of Common Stock from treasury stock for purchases made by The MasTec, Inc. 401(k) Retirement Savings Plan. Capital surplus was increased by $92,000.

         In 1996, the Company issued approximately 198,000 shares of Common Stock for an acquisition. Common Stock was issued from treasury at a cost of $2.2 million.

         In 1996, the Company converted $11.6 million of its 12% Convertible Subordinated Debentures into Common Stock. Common Stock was issued from treasury at a cost of $6.1 million. (See Note 6.)

         In 1996, the Company's purchase of an additional 3% interest in a cable television operator was financed in part by the sellers for $2 million. (See
Note 2.)

         During 1996, MasTec issued $523,000 of Common Stock from treasury for stock option exercises. Capital surplus was increased by $48,000.






The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

         The Company is able to provide a full range of infrastructure services to its telecommunications company customers. Domestically, the Company provides outside plant services to local exchange carriers such as BellSouth Telecommunications, Inc. ("BellSouth"), U.S. West Communications, Inc., SBC Communications, Inc., United Telephone of Florida, Inc. (a subsidiary of Sprint Corporation) and GTE Corp. At December 31, 1996, MasTec had 21 exclusive, multi-year service contracts ("master contracts") with regional bell operating companies ("RBOCs") and other local exchange carriers to provide all of their outside plant requirements up to a specific dollar amount per job and within certain geographic areas. Internationally, the Company provides through its wholly owned subsidiary Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel") outside plant services, turn-key switching system installation and inside wiring services to Telefonica de Espana, S.A. ("Telefonica") under multi-year contracts similar to those in the U.S.

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

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Revenue Recognition

         Revenue and related costs for short-term telecommunications construction projects are recognized as the projects are completed. Revenue generated by certain long-term construction contracts are accounted for by the percentage-of-completion method under which income is recognized based on the estimated stage of completion of individual contracts. Losses, if any, on such contracts are provided for in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets.

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

Property and Equipment, Net

         Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets as follows: buildings and improvements -- 5 to 20 years, and machinery and equipment -- 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investments

         The Company's investment in real estate located primarily in Florida, acquired in connection with the Burnup Acquisition, is stated at its estimated net realizable value. Investments in unconsolidated companies are accounted for following the equity method of accounting (see Note 2).

Accrued Insurance

         The Company is self-insured for certain property and casualty and worker's compensation exposure and, accordingly, accrues the estimated losses not otherwise covered by insurance.

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

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

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


2.       ACQUISITIONS AND INVESTING ACTIVITIES

International

Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel")

         On April 30, 1996, the Company purchased from Telefonica, 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. In Argentina, Chile and Peru, the Company operates through unconsolidated joint ventures in which it holds interests ranging from 38% to 50%. The purchase price for Sintel was Spanish Pesetas ("Pesetas") 4.9 billion (US$39.5 million at the then exchange rate of 124 Pesetas to one U.S. dollar). An initial payment of Pesetas 650 million ($5.1 million) was made at closing. An additional Pesetas 650 million ($4.9 million) was paid on December 31, 1996, with the balance of the purchase price, Pesetas

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.6 billion (US$27.5 million), due in two equal installments on December 31,1997 and 1998. Prior to April 30, 1996, as part of the terms of the purchase and sale agreement with Telefonica, Sintel sold certain buildings to Telefonica and Telefonica repaid certain tax credits and made a capital contribution to Sintel collectively referred to as the "Related Transactions". The total proceeds from the Related Transactions were approximately $41 million. The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Consolidated Statements of Cash Flows. The Sintel acquisition gives the Company a significant international presence. See Note 9 regarding geographic information.

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

                                                                               Pro forma results of operations
                                                                               for the year ended December 31,
                                                                                        (in thousands)

                                                                                   1995                  1996
                                                                                   ----                  ----

Revenue                                                                          $ 474,361             $ 617,763
(Loss) income from continuing operations                                           (14,218)               36,423
Net (loss) income                                                                  (11,687)               36,312
Earnings (loss) per share:
Continuing operations                                                            $   (0.56)            $    1.37
Discontinued operations                                                               0.10                   .00
                                                                                  --------              --------
Net (loss) income                                                                $   (0.46)            $    1.37
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

Domestic

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

         In July 1997, the Company completed the acquisition of Wilde which provides telecommunications and cable television infrastructure services in

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

         Intangible assets of approximately $20 million resulting from domestic business acquisitions are included in other long-term assets and principally consist of the excess acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill associated with domestic acquisitions is being amortized on a straight-line basis over a range of 15-20 years. The Company periodically reviews goodwill to assess recoverability.

         Separate results of the Pooled Companies for the periods prior to the consummation of the combinations, including a pro forma adjustment for income taxes related to the Subchapter S status of certain Pooled Companies are as follows:

                                                                         Pooled
                                                     MasTec            Companies          Combined

Year ended December 31, 1994
     Total revenue.........................        $ 111,294          $  31,289          $ 142,583
     Net income............................        $   6,633          $     942          $   7,575
Year ended December 31, 1995
     Total revenue.........................        $ 174,583          $  44,276          $ 218,859
     Net (loss) income.....................        $    (609)         $   3,377          $   2,768
Year ended December 31, 1996
     Total revenue.........................        $ 472,800          $  61,268          $ 534,068
     Net income............................        $  30,065          $   3,051          $  33,116

Investing Activities

         In July 1996, the Company contributed its 36% ownership interest in Supercanal, S.A., a cable television operator in Argentina, to a holding company. Concurrently, Multicanal, S.A., one of the leading cable television operators in Argentina, acquired a 20% interest in the holding company for approximately $17 million in cash. The Company's interest in the holding company was reduced to approximately 28.8% as a result of Multicanal's investment. At December 31, 1996, the Company's investment was $16.0 million.

         In July 1995, the Company made a $25 million non-recourse term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan was collateralized by 40% of the capital stock of a holding company that owns 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of two cellular phone operators in the Republic of Ecuador. In June 1997, the Company converted its loan and accrued interest into the stock of the holding company. In December 1997, the Company sold its investment for $20.0 million in cash and the right to receive Conecel non-voting stock upon a public offering by Conecel.

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         Goodwill  related  to  the  Company's   investments  in  unconsolidated
companies amounted to $38.3 million at December 31, 1996 and is being amortized over a period of 17-20 years.


3.       ACCOUNTS RECEIVABLE-NET

         Accounts receivable are net of an allowance for doubtful accounts of $1,404,000, $1,009,000 and $3,065,000 at December 31, 1994, 1995 and 1996,
respectively. The Company recorded a provision for doubtful accounts of $268,000, $425,000 and $1,083,000 during 1994, 1995 and 1996, respectively. In addition, the Company recorded write-offs of $596,000, $683,000 and $77,000 during 1994, 1995 and 1996, respectively and in 1996 transferred from other accounts $883,000.

         Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $ 2.8 million and $4.1 million at December 31, 1995 and 1996, respectively.


4.       PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following as of December 31, 1995 and 1996 (in thousands):

                                                                       1995            1996
                                                                       ----            ----

Land                                                                $   7,030        $   7,583
Buildings and improvements                                              4,528            6,754
Machinery and equipment                                                55,002           77,254
Office furniture and equipment                                          1,592            3,876
                                                                      -------          -------
                                                                       68,152           95,467
Less-accumulated depreciation                                         (17,580)         (28,290)
                                                                      -------          -------

                                                                    $  50,572        $  67,177
                                                                      =======          =======


                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.       DEBT


Debt is comprised of the following (in thousands):

                                                                            At December 31,
                                                                           1995        1996
Fleet Credit Facility at LIBOR plus 2.00%-2.25%
  (7.75%-8.00% at December 31, 1995 and 7.75%-7.94%
  at December 31, 1996)                                                   34,244      46,865
Revolving credit facility, at MIBOR plus 0.30% (7.00% at December
  31, 1996 due  on November 1, 1998)                                           0      43,613
Other bank facilities, denominated in Spanish pesetas,
  at interest rates from 8.1% to 9.3% at December 31, 1996                     0      11,048
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                  20,261      28,607
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                       8,382      32,253
Real estate mortgage notes, at interest
  rates from 8.5% to 8.53%                                                 2,531       2,548
12% Convertible Subordinated Debentures                                   12,250           0
                                                                         -------     -------

Total debt                                                                77,668     164,934
Less current maturities                                                  (28,842)    (39,916)
                                                                         -------     -------

Long term debt                                                          $ 48,826    $125,018
                                                                        ========     =======

         Not included in the preceding table at December 31, 1995 and 1996 is approximately $2.2 million and $1.9 million, respectively, in capital leases related to discontinued operations (see Note 13).

         In June 1997, the Company obtained a $125 million revolving credit facility ("Revolving Credit Facility"), from a group of financial institutions led by BankBoston, N.A. maturing on June 9, 2000 to replace the Fleet Credit Facility and certain other domestic debt. As a result of the prepayment of the Fleet Credit Facility, deferred financing costs and a termination fee totaling $690,000 were expensed in the second quarter of 1997.

         Additionally, the Company has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. Interest on this facility accrues at MIBOR (Madrid interbank offering rate) plus .30%. At December 31, 1996 the Company had $82.1 million (11.3 billion Pesetas) of debt denominated in Pesetas, including $27.4 million and $24.2 million, respectively remaining under the acquisition debt incurred pursuant to the Sintel acquisition (see Note 2).

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

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


At December 31, 1996 debt matures as follows:

                         1997                    $  39,916
                         1998                       76,667
                         1999                        9,717
                         2000                        5,741
                         2001                        4,548
                         after 2001                 28,345
                                                   -------
                         Total                   $ 164,934
                                                   =======
      STOCK OPTION PLANS

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

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



The following is a summary of all stock option transactions:

                                                                                                 Weighted Avg.
                                                            Weighted Avg.       Exercise         Fair Value of
                                                  Shares    Exercise Price        Price         Options Granted

Outstanding December 31, 1994                     407,700    $  4.62       $  0.10 - $   5.29
Granted                                           303,000       8.48       $  6.83 - $   8.92        $ 4.22
Exercised                                          (3,150)      5.29       $  0.10 - $   5.29
Canceled                                          (32,250)      3.94       $  0.10 - $   8.92
                                                  -------       ----

Outstanding December 31, 1995                     675,300       6.11       $  0.10 - $   8.92

Granted                                           306,000      16.96       $  7.42 - $  28.58        $ 9.23
Exercised                                         (81,600)      6.02       $   .10 - $   8.92
Canceled                                           (2,700)      5.29       $  8.92 - $   8.92
                                                  --------      ----

Outstanding December 31, 1996                     897,000    $  9.81       $   .10 - $ 28.58
                                                  =======       ====


The following table summarizes information about stock options outstanding at December 31, 1996:

                                      Options Outstanding                            Options Exercisable
                            Number          Wtd. Avg.              Wtd. Avg.      Number                Wtd. Avg.
Range of                    Outstanding     Remaining              Exercise       Excercisable          Exercise
Exercise Prices             at 12/31/96     Contractual Life       Price          at 12/31/96           Price
                            ------------------------------------------------------------------------------------
0.10                           17,850             6.4               $  0.10            5,400            $  0.10
1.33                           21,000             6.4                  1.33            9,570               1.33
3.83-5.29                     281,250             7.2                  4.51           85,470               4.51
6.68-8.92                     368,400             8.7                  8.28           38,700               8.83
21.25-28.58                   208,500             9.6                 21.38                0               0.00
                              -------             ---                ------          -------               ----
0.10 - 28.58                  897,000             8.3               $  9.82          139,140            $  5.32
                              =======             ===                ======          =======               ====

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

                                                                                        1995                1996
                                                                                        ----                ----
Net income (loss):
As reported, including pro forma tax adjustment                                        $  2,671           $ 33,116
Pro forma                                                                                 2,400             32,262

Earnings per share:
As reported, including pro forma tax adjustment                                        $   0.11           $   1.25
Pro forma                                                                              $   0.09           $   1.22


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

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.       INCOME TAXES

         On March 11, 1994, the Company became a taxable corporation and the effect of recognizing the change in tax status of approximately $435,000 is included in the provision for income taxes for the year ended December 31, 1994.

The provision (benefit) for income taxes consists of the following (in thousands):


                                                                  1994                  1995                 1996

                                                                  ----                  ----                 ----
         Current:
              Federal                                           $ 2,177               $ 5,541              $ 9,896
              Foreign                                                                                        5,347
              State and local                                       375                  (284)               1,536
                                                                 ------                ------               ------
         Total current                                            2,552                 5,257               16,779
                                                                 ------                ------               ------

         Deferred:
              Federal                                              (422)               (5,879)              (1,895)
              State and local                                       (72)                 (493)                (218)
                                                                 ------                ------               ------
         Total deferred                                            (494)               (6,372)              (2,113)
                                                                 ------                ------               ------

         Provision (benefit) for income taxes                     2,058                (1,115)              14,666
         Discontinued operations                                    552                   135                  (70)
                                                                 ------                ------               ------
                  Total                                        $  2,610              $   (980)             $ 14,596
                                                                 ======                ======                ======

         The tax effects of  significant  items  comprising  the  Company's  net deferred  tax  liability  as of  December  31,  1995 and 1996 are as follows (in thousands):
                                                                                        1995                  1996
                                                                                        ----                  ----
Deferred tax assets:
Accrued self insurance                                                                $ 2,773               $ 3,050
Operating loss and tax credit carry forward                                               543                   525
Accrual for disposal of discontinued
  operations                                                                            1,503                 1,147
All other                                                                               2,708                 4,774
                                                                                       ------                ------
Total deferred tax assets                                                               7,527                 9,496
                                                                                       ------                ------

Deferred tax liabilities:
Property and equipment                                                                  5,873                 5,817
Asset revaluations                                                                      2,604                 5,462
All other                                                                               2,820                 1,718
                                                                                       ------                ------
Total deferred tax liabilities                                                         11,297                12,997
Valuation allowance                                                                       400                   500
                                                                                       ------                ------
Net deferred tax liabilities                                                          $ 4,170              $  4,001
                                                                                       ======                ======

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

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                                    1994                1995                  1996
                                                                    ----                ----                  ----
U.S. statutory federal rate
  applied to pretax income                                           34%                  35%                  35%
State and local income taxes                                          4                    0                    2
Effect of dividend exclusion                                         (2)                 (49)                   0
Change in tax status                                                 (8)                   0                    0
Foreign loss producing no tax benefit                                 0                   62                    0
Adjustment of prior years' taxes                                      0                  (46)                   0
Change in federal statutory tax rate                                  0                   82                    0
Change in state tax filing status                                     0                  (77)                   0
Income from S corporations accounted for as poolings                 (7)                (240)                  (5)
Other                                                                (1)                  20                   (1)
                                                                     --                 ----                   --
Provision (benefit) for income taxes                                 20%                (213)%                 31%
                                                                     ==                 ====                   ==

         No  provision   was  made  in  1996  for  U.S.   income  taxes  on  the
undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 1996, undistributed earnings of the foreign subsidiaries amounted to $12.5 million. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $1.3 million would have been required.

         The Internal Revenue Service (the "IRS") is currently examining the tax returns of Burnup & Sims for the fiscal years ended April 30, 1989 through April 30, 1993. The Company has filed a protest with the appellate level of the IRS regarding assessments made for the years 1989 through 1991. Adjustments, if any, as a result of this audit will be recorded as an adjustment to purchase accounting.


8.       CAPITAL STOCK

         The Company has authorized 50,000,000 shares of Common Stock. At December 31, 1996 and 1995, 27,805,849 shares of Common Stock were issued, 26,992,169 and 25,453,619 shares were outstanding (adjusted for the stock split and pooling transactions) (see Note 2), respectively, and 813,680 and 2,352,230 were held in treasury, at cost (after giving effect to the stock split paid in the form of a dividend from treasury stock), respectively.

         At the date of the Burnup Acquisition, the Company transferred Church & Tower's previously reported undistributed earnings and profits of approximately $11,165,000 to capital surplus.

         At December 31, 1996 and 1995, the Company had 5,000,000 shares of authorized but unissued preferred stock.

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.       OPERATIONS BY GEOGRAPHIC AREAS

         The Company's principal source of revenue is derived from telecommunications infrastructure construction services in the United States and Spain. The Company did not have significant international operations in 1995 or 1994, accordingly, geographic information for 1996 and subsequent is presented below:

                                   For the Year Ended
                                    December 31, 1996
Revenue
  Domestic                              $ 345,913
  International                           188,155
                                          -------
Total                                   $ 534,068
                                          =======

Operating income
  Domestic                              $  33,760
  International                            19,733
                                          -------
Total                                   $  53,493
                                          =======

                                             At
                                     December 31, 1996
Identifiable assets
  Domestic                              $ 147,065
  International                           258,071
  Corporate                               106,018
                                          -------
Total                                   $ 511,154
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


10.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from providing telecommunications infrastructure services to Telefonica and to BellSouth. During 1994 and 1995, the Company derived revenue from BellSouth of approximately $48.3 million and $73.1 million, respectively. For the year ended December 31, 1996, approximately 31% and 13% of the Company's revenue was derived from services performed for Telefonica and BellSouth, respectively. Revenue generated by Sintel from Telefonica is included from May 1, 1996 (see
Note 2). Accounts receivable from the Company's two largest customers at December 31, 1995 and 1996 were $19.3 million and $194.2 million, respectively. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to be dependent on Telefonica and its affiliates and BellSouth for a significant portion of its revenue in the future.


11.      COMMITMENTS AND CONTINGENCIES

         In December 1990, Albert H. Kahn, a stockholder of the Company, filed a purported class action and derivative suit in Delaware state court against the Company, the then-members of its Board of Directors, and National Beverage

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

         In November 1997, Church & Tower filed a lawsuit against Miami-Dade County (the "County") in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida alleging breach of contract and seeking damages in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved. The County has also refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. The Company believes that any amounts due to the County under the existing agreement are not material and may be recoverable in whole or in part from Church & Tower subcontractors who actually performed the work and whose bills were submitted directly to the County.

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


12.      FAIR VALUE

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term floating rate notes are carried at amounts that approximate fair value.

                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


13.      DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

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

         In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million. A gain of $1.5 million, net of tax, resulted from this transaction in the first quarter of 1995. In August 1995, the Company sold the stock of Lectro for $11.9 million in cash and a note receivable of $450,000. A gain of $5.9 million, net of tax, was recorded in the third quarter of 1995 related to the sale of Lectro. In January 1997, the Company sold the assets of Southeastern at its carrying value for approximately $2.1 million in cash and a note for $500,000.

         As part of the acquisition of Harrison-Wright (see Note 2), the Company purchased the assets of Utility Pre-cast, Inc. The Company intends to sell the pre-cast business and accordingly has reflected the net assets of approximately $4.2 million as a discontinued operation.

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

         Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows (in thousands):

                                                                  1994                  1995                  1996

Revenue                                                          $ 29,902              $ 21,952              $ 12,665
                                                                   ======                ======                ======

Earnings (loss) before income taxes                              $  1,377              $     58              $   (288)
Provision  (benefit) for income taxes                                 552                    20                  (111)
                                                                  -------               -------                ------
Net income (loss) from discontinued operations                   $    825              $     38              $   (177)
                                                                  =======               =======                ======


                                  MASTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.      QUARTERLY FINANCIAL DATA (Unaudited)

                                                      (Dollars in thousands, except earnings per share)
                                          First             Second            Third           Fourth
                                         Quarter          Quarter (2)      Quarter (3)      Quarter (4)     Total
1995:

Revenue                                  $ 40,422         $ 48,375          $ 60,092         $ 69,970      $218,859
                                           ======           ======           =======          =======       =======

Operating income                         $  6,232         $  4,814          $  6,161         $  5,958      $ 23,165
                                           ======           ======           =======          =======       =======

Income (loss) from
  continuing operations                  $  3,460         $  3,789          $ (5,892)        $ (1,120)     $    237
Income (loss) from
  discontinued operations (6)
  including gain (loss)
  on disposal, net of taxes                 1,709              205             1,551             (934)        2,531
                                          -------           ------           -------          -------       -------
Net income (loss)                        $  5,169         $  3,994          $ (4,341)        $ (2,054)     $  2,768
                                          =======           ======           =======          =======       =======

Earnings per share (1) (5):
  Income (loss) from continuing
    operations                           $   0.13         $   0.15          $  (0.23)        $ (0.05)      $   0.01
  Income (loss) from discontinued
    operations                               0.07             0.00              0.06           (0.03)          0.10
                                          -------           ------           -------          ------        -------
                                         $   0.20         $   0.15          $  (0.17)        $ (0.08)      $   0.11
                                          =======           ======           =======          ======        =======

1996:

Revenue                                  $ 70,670         $122,964          $162,208        $178,226       $534,068
                                          =======          =======           =======         =======        =======

Operating income                         $  5,954         $ 10,194          $ 17,131        $ 20,214       $ 53,493
                                          =======          =======           =======         =======        =======

Income from
  continuing operations (6)              $  3,371         $  5,645          $ 10,752        $ 13,459       $ 33,227
  (Loss) income from
    discontinued operations
    including gain (loss)
    on disposal, net of taxes                 (14)              27               163           (287)          (111)
                                          -------          -------           -------         ------         ------

Net income                               $  3,357         $  5,672          $ 10,915       $ 13,172       $ 33,116
                                          =======          =======           =======         ======         ======

Earnings per share (1) (5):
  Income from continuing
    operations                           $   0.13         $   0.22          $   0.40       $   0.49       $   1.25
  Income from discontinued
    operations                               0.00             0.00              0.00          (0.01)          0.00
                                          -------          -------           -------        -------         ------
                                         $   0.13         $   0.22          $   0.40       $   0.48       $   1.25
                                          =======          =======           =======        =======         ======

--------------------
(1)      Earnings  per  share   amounts  have  been   adjusted  to  reflect  the
         three-for-two  stock split declared by the Company's Board of Directors on  February  28,  1997  and  shares  issued  in  connection  with  two acquisitions accounted for under the pooling of interest method.
(2)      The Company acquired Sintel (see Note 2) on April 30, 1996.
(3)      In the third quarter of 1995,  the Company  recorded a special  charge of $15.4  million to  write-down  its real estate held for sale.
(4)      In the fourth  quarter of 1995,  the Company  recorded an  additional  charge of $7.7 million to  write-down real estate held for sale and its investment in preferred stock.
(5)      Earnings per share are computed  independently for each of the quarters presented.  Therefore, the sum of the quarterly per share data does not equal the total  computed  for the year due to changes in the  weighted average number of shares outstanding.
(6)      Amounts  and  earnings  per share have been  adjusted  to reflect a pro forma  tax  provision  for two  acquisitions  accounted  for  under the pooling of interest method which were previously S corporations.

                                      F-24

EXHIBIT INDEX


23.1     Consent of Coopers & Lybrand L.L.P.

23.2     Consent of Coopers & Lybrand L.L.P.

23.3     Consent of Coopers & Lybrand L.L.P.

23.4     Consent of Coopers & Lybrand L.L.P.

23.5     Consent of Coopers & Lybrand L.L.P.

23.6     Consent of Coopers & Lybrand L.L.P.

27.1     Financial data schedule.