Form 10-K
period 1997-12-31
MASTEC INC
filed 1998-03-31
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31,1997


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

                                      None

                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The number of shares of Common Stock outstanding as of March 20, 1998 was 27,736,541. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price of the registrant's Common Stock on the New York Stock Exchange on March 20, 1998 was $428,346,532. Directors, executive officers and 10% or greater stockholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 14, 1998, which will be filed with the Commission on or before April 15, 1998, are incorporated by reference into Part III.

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


                                   1. BUSINESS

General

         MasTec is one of the world's largest contractors specializing in the design, installation and maintenance of infrastructure for the telecommunications and other utilities industry. The Company's business consists of the installation of aerial and underground copper, coaxial and fiber optic cable networks as well as wireless antenna networks ("outside plant services"). The Company believes it is the largest independent contractor for these systems in the United States and Spain, and one of the largest in Argentina, Brazil, Chile and Peru. The Company also installs central office switching equipment, and designs, installs and maintains integrated voice, data and video local and wide area networks inside buildings ("inside wiring"). Clients for the Company's services include major domestic and international telecommunication service providers such as the regional Bell operating companies ("RBOCs"), other incumbent and competitive local exchange carriers, cable television operators, long-distance operators and wireless phone companies. The Company also provides infrastructure construction services to the electric power industry and other public utilities.

         MasTec has experienced significant and consistent growth as a result of its favorable trends in the telecommunications industry, its ability to identify and integrate strategic acquisitions and, its competitive position as one of the largest providers of infrastructure services. The Company's revenue has increased from $142.6 million in 1994 to $703.4 million in 1997. The Company expects to continue to grow through additional strategic acquisitions as well as through internal expansion. Since January 1996, the Company has completed 16 domestic and three foreign acquisitions and actively continues to pursue complimentary acquisitions in the highly fragmented infrastructure services industry. Internal growth is expected to be driven by the expansion of the global telecommunications and power distribution industries resulting from (i) continued global deregulation, which is allowing numerous new service providers to enter the marketplace and is increasing the competitive pressure on existing participants to upgrade and expand their networks; (ii) increasing consumer demand for advanced communications services which require the upgrading of existing infrastructure to handle increased bandwidth needs; and (iii) increasing reliance on outsourcing of infrastructure needs to full service contractors by service providers in an effort to reduce costs and focus on their core competencies.

Competitive Strengths

          The Company seeks to differentiate itself from its competitors through the following characteristics:

         Strong Customer Relationships. Founded in 1929, the Company has developed strong relationships with numerous telecommunications service providers by providing high quality services in a cost and time efficient manner. The Company has been providing services to Telefonica de Espana, S.A. ("Telefonica") and BellSouth Telecommunications, Inc. ("BellSouth"), its two largest customers, since 1950 and 1969, respectively, and maintains similar long-term relationships with many of its other customers. For the year ended December 31, 1997, the company derived approximately 26% and 12% of its revenue from services performed for Telefonica and BellSouth, respectively. MasTec currently has 23 multi-year service contracts with Telefonica, the RBOCs and other telecommunications service providers for certain of their outside plant requirements up to a specific dollar amount per job and within certain geographic areas.

         Diverse Customer Base. MasTec provides a full range of infrastructure services to a diverse customer base. Domestically, the Company provides outside plant services to local exchange customers such as BellSouth, US West
Communications,  Inc., SBC  Communications,  Inc.,  United Telephone  Company of

Florida, Inc. (a subsidiary of Sprint Corporation ("Sprint")) and GTE Corporation. The Company also provides outside plant services to competitive local exchange carriers such as MFS Communications Company, Inc., Sprint
Metropolitan   Networks,   Inc.  and  MCI  Metro,   Inc.  (the  local  telephone
subsidiaries of Sprint and MCI Communications Corporation ("MCI"), respectively), cable television operators such as Time Warner Inc., Cox Communications, Inc. and Marcus Cable Company, long distance carriers such as MCI and Sprint, and wireless communications providers such as PrimeCo Personal Communications LP and Sprint Spectrum, L.P. Internationally, the Company provides outside plant services, turn-key switching systems installation and inside wiring services primarily to Telefonica, the principal telephone company in Spain, and Telefonica's affiliates in Argentina, Chile and Peru. The Company also services the local telephone subsidiaries of Telecomunicacoes Brasileiras S.A. ("Telebras"), the Brazilian government-owned telecommunications system, in Sao Paulo, Rio de Janeiro, Parana and other states in the more populous and developed Southern region of Brazil, as well as Companhia Riograndense de Telecomunicacoes S/A ("CRT"), the local telephone company in Rio Grande do Sul which is partly owned by Telefonica. For the year ended December 31, 1997, the Company derived approximately 11% of its revenue from services performed for Telebras.

         The Company renders inside wiring services nationwide to large corporate customers with multiple locations such as First Union National Bank, International Business Machines Corporation ("IBM") and Dean Witter Reynolds Inc., and to universities and health care providers.

         Turn-key Capabilities. The Company believes it is one of the few contractors capable of providing all of the design, installation and maintenance services necessary for a cable or wireless network starting from a transmission point, such as a central office or head-end, and running continuously through aerial and underground cables to the ultimate end users' voice and data ports, cable outlets or cellular stations. The Company can also install the switching devices at a central office or set up local and wide area voice, data and video networks to expand a business' telecommunications infrastructure both inside a specific structure or between multiple structures.

         The Company believes that its customers increasingly are seeking comprehensive solutions to their infrastructure needs by turning to fewer qualified contractors who have the size, financial capability and technical expertise to provide a full range of infrastructure services. The Company believes that this trend will accelerate as industry consolidations increase and as these consolidated entities begin to provide bundled services to end users. The Company believes it has positioned itself through acquisitions and internal growth as a full service provider of outside plant and inside wiring infrastructure services to take advantage of this trend.

         Broad Geographic Presence. The Company has significantly broadened its geographic presence in recent years through strategic acquisitions. Domestically, MasTec has expanded beyond its historical base in the Southeastern United States and currently has operations in more than 30 states in the Southeast, mid-Atlantic, Southwest, West and upper Midwest regions of the country. The Company also substantially increased its international operations through the acquisition in April 1996 of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), the largest telecommunications infrastructure contractor in Spain, and through the acquisition in July 1997 of a majority interest in MasTec Inepar S/A Sistemas de Telecomunicacoes ("MasTec Inepar"), a leading telecommunications construction company in Brazil. Due to its broad geographic presence, the Company believes that it is well suited to service customers with operations across the United States as well as companies that are active in multiple areas of the world such as multinational corporations and telecommunications service providers that are expanding into international markets. In addition, by developing business in many geographic regions, the Company believes it is less susceptible to changes in the market dynamics in any one region.

Growth Strategy

         The  Company  is  pursuing  a   disciplined   strategy  of  growth  and
diversification in its core business through strategic acquisitions and internal expansion as follows:

         Strategic Acquisitions. The Company plans to continue to pursue strategic acquisitions in the fragmented telecommunications and utilities infrastructure industry that either expand its geographic coverage and customer base or broaden the range of services it can offer to clients. The Company focuses its acquisition efforts primarily on companies with successful track records and strong management. The Company has acquired 19 companies since January 1996 and has significant experience in identifying, purchasing and integrating telecommunications infrastructure businesses both domestically and internationally. Management believes that MasTec is able to improve the acquired companies' operating performance by providing strategic guidance, administrative support, greater access to capital and savings in the cost of capital, purchasing and insurance costs.

         Internal Expansion. The Company believes it is poised to capitalize on the anticipated growth in its industry due to its status as one of the world's largest telecommunications infrastructure contractors and its strong customer relationships. The International Telecommunications Union estimates that between 1996 and 2000 telecommunications infrastructure investment will exceed $50 billion in the United States and $600 billion worldwide. In addition, the Company believes that the RBOCs and other utilities in the United States, which still conduct a significant portion of their construction work in-house, will out-source more infrastructure construction in the future in response to competitive pressures to cut costs, streamline their operations and focus on their core competencies. The Company believes that its reputation for quality and reliability, operating efficiency, financial strength, technical expertise, presence in key geographic areas and ability to offer a full range of construction services make it well positioned to compete for this business, particularly the larger, more technically complex infrastructure projects.

         The Company also anticipates that its Brazilian operations will become a more significant part of its operations. The Brazilian government has estimated that approximately $75 billion will need to be invested over a seven year period in order to modernize and expand Brazil's telecommunications infrastructure. To accomplish this objective, the government has stated its intention of deregulating and privatizing Brazil's telecommunications system. The Company believes that, through MasTec Inepar, it is well positioned to participate in this anticipated expansion.

         In addition to focusing on its core telecommunications customers, the Company plans to achieve incremental growth by continuing to develop complementary lines of businesses. These businesses include the provision of premise wiring services to corporations and infrastructure construction services to the electric power industry and other public utilities.

Services, Markets and Customers

         The Company's principal business is the provision of telecommunications and other utilities infrastructure construction services, consisting of both outside plant services and inside wiring services. For the years ended, December 31, 1995, 1996 and 1997, the percentage of the Company's total revenue generated by outside plant services was 91%, 84%, and 84%, respectively, and by inside wiring services was 9%, 16% and 16%, respectively. The Company operates in North America, Spain, Argentina, Chile, Peru, and Brazil. See Note 9 of Notes to Consolidated Financial Statements for a description of revenue, operating profit and identifiable assets attributable to the Company's North American and International operations.

Telecommunications Construction - North American Operations

         Outside Plant Construction. The Company's principal domestic business consists of outside plant services for telecommunications providers, including incumbent and competitive local exchange carriers, cable television operators, long-distance carriers and wireless communications providers. Outside plant services consist of all of the services necessary to design, install and maintain the physical facilities used to provide telecommunications services from the provider's central office, switching center or cable headend to the ultimate consumer's home or business. These services include the placing and splicing of cable, the excavation of trenches in which to place the cable, the placing of related structures such as poles, anchors, conduits, manholes, cabinets and closures, the placing of drop lines from the main transmission lines to the customer's home or business, and the maintenance and removal of these facilities. The Company has developed expertise in directional boring, a highly specialized and increasingly common method of placing buried cable networks in congested urban markets without digging a trench.

         The Company provides a full range of outside plant services to its telecommunications company customers, although certain of the Company's customers, principally the RBOCs, handle certain of these services in-house. The Company's customers generally supply materials such as cable, conduit and telephone equipment, and the Company provides the expertise, personnel, tools and equipment necessary to perform the required installation and maintenance services.

         The Company currently provides outside plant services primarily to customers in Alabama, Alaska, Arizona, California, Colorado, Florida, Georgia, Iowa, Kansas, Michigan, Minnesota, Montana, Nebraska, North Carolina, North Dakota, South Dakota, South Carolina, Tennessee, Texas, Virginia and Wyoming, as well as Ontario, Canada. Principal customers for telecommunications outside plant services include BellSouth, US West Communications, Inc., SBC Communications, Inc., the long distance and local exchange subsidiaries of both MCI and Sprint, GTE Corp., MFS Communications Company, Inc., Time Warner Inc., Cox Communications, Inc. and Marcus Cable Company.

         Services rendered to the Company's incumbent local exchange customers, including BellSouth, are performed primarily under master contracts, which typically are exclusive service contracts to provide all of the carrier's outside plant requirements up to a specified dollar amount per job within certain geographic areas. These contracts generate revenue ranging between $3.0 million and $30.0 million over their respective terms, generally two to three years. Such contracts are typically subject to termination at any time upon 90 to 180 days prior notice to the Company. Each master contract contemplates hundreds of individual construction and maintenance projects generally valued at less than $100,000 each. These contracts typically are awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without opening them up to bid. The Company currently has 20 master contracts with telecommunications customers covering defined regions within the United States, including 12 with BellSouth.

         In addition to services rendered pursuant to master contracts, the Company provides outside plant services on individual projects awarded on a competitive bid basis or through individual negotiation. While such projects generally are substantially larger than the individual projects covered by master contracts, they typically require the provision of services identical to those rendered under master contracts.

         The Company also provides turn-key site acquisition, design, installation and maintenance services to the wireless communications industry, including site acquisition and preparation, design and construction of communications towers, placement of antennas and associated wiring, and construction of equipment huts.

         The Company provides outside plant construction services to electric power companies and other public utilities, including the City of Austin Electric Department, City Public Service of San Antonio, Duke Energy
Corporation,  Florida  Power  and  Light  Company,  Florida  Power  Corporation,
Jacksonville Electric Authority, Memphis Light, Gas and Water Division, Texas Utilities Company, Carolina Power & Light Co., and Georgia Power Co., and a number of regional electrical cooperatives. These services, which are substantially similar to the outside plant services provided to telecommunications companies, include directional boring for conduit and pipes, trenching, placing of electric cables, and restoring asphalt and concrete surfaces. Services to many of these customers are provided under exclusive master contracts with two to three year initial terms expiring at various dates.

         Inside Premises Construction. The Company provides design, installation and maintenance of integrated voice, data and video networks inside buildings for large companies with multiple locations such as First Union National Bank, IBM and Dean Witter Reynolds Inc., for college campuses such as the University of California at Riverside and the University of Miami and for health care providers such as Carolina Medical Center and Kaiser Permanente. The Company provides these services primarily on the east and west coasts of the United States although the Company is capable of providing these services nationwide.

         Inside wiring services consist of designing, installing and maintaining local area networks and wide area networks linking the customers' voice communications networks at multiple locations with their data and video services. This type of work is similar to outside plant construction; both involve the placing and splicing of copper, coaxial and fiber optic cables. Inside wiring is less capital intensive than outside plant construction but requires a more technically proficient work force.

         The Company contracts with primary contractors to provide services to First Union National Bank and IBM under subcontracts that are similar to master contracts in the outside plant business because they grant the Company the exclusive right to provide inside wiring services to these customers within certain geographic regions. The Company also provides inside wiring services on individual projects that are awarded on a competitive bid basis or through individual negotiation. The Company intends to take advantage of the fragmentation of the inside wiring industry by marketing a full range of inside wiring services to large corporations with multiple locations across the country. The Company believes that these types of customers increasingly are seeking a single vendor to provide all of their inside wiring.

         The Company is one of two distributors in the United States, Canada and Mexico of a fiber optic cable installation technology known as FutureFlex. This technology allows the installation of individual strands of optical fiber by means of compressed gas blown through flexible tubing without the necessity of cutting or splicing the cable except at the terminal points. As a result, the network can be expanded, changed or moved more easily and cost-effectively.

Telecommunications Construction - International Operations

         Overview. The Company is engaged in the telecommunications and other utility construction business internationally, a wholly owned subsidiary of the Company, primarily in Argentina, Brazil, Chile, Peru and Spain through Sintel and its affiliates and MasTec Inepar. Sintel is a Spanish company that has provided telecommunications construction services to Telefonica and Telefonica's affiliates since 1950. Telefonica is the principal provider of local and long distance telephony in Spain. Through its affiliate, Telefonica Internacional, S.A., Telefonica owns interests in certain local telephone companies in Argentina, Brazil, Chile and Peru. Through Sintel, the Company is the leading provider of telecommunications infrastructure services to Telefonica and its affiliates in Spain, and one of the leading providers of these services to Telefonica's affiliates in Argentina, Chile and Peru.

         The Company renders telecommunications construction services in Brazil through MasTec Inepar, a Brazilian company owned 51% by the Company and 49% by Inepar SA Industrias e Construcoes ("Inepar"), a leading telecommunications and power infrastructure and equipment company in Brazil. MasTec Inepar was formed in July 1997 to take advantage of construction opportunities created by the privatization, de-monopolization and deregulation of the Brazilian telecommunications market.

         Spanish Operations. In Spain, Sintel's principal business is providing outside plant services, inside wiring services and equipment installation to Telefonica and its affiliates. These services are substantially similar to those provided by the Company in the United States. Sintel also installs Telefonica telephone equipment in residences and businesses. Sintel's Spanish operations are concentrated in Spain's largest commercial centers, Madrid, Barcelona, Seville and Valencia, and surrounding areas, although Sintel maintains a presence throughout Spain.

         Sintel provides the largest percentage of Telefonica's outside plant services requirements. Sintel provides the bulk of these services under three separate multi-year comprehensive services contracts, which are similar to master contracts in the United States, for distinct types of outside plant services: (i) placement and splicing of communications lines; (ii) trenching and placing of conduits; and (iii) placing of drop lines to residences and businesses. These agreements set the unit prices at which Sintel will render services to Telefonica and establish the percentage of Telefonica's requirements in these categories that will be satisfied by Sintel in particular geographic areas of Spain. These three contracts expire at the end of 1998; the Company expects to negotiate new comprehensive services contracts with Telefonica beginning in October 1998. Telefonica enters into similar agreements with Sintel's principal competitors in Spain. The Company believes that Telefonica considers various factors in awarding these contracts and setting their terms, including price, quality, technical proficiency and the contractor's relationship with Telefonica. Telefonica also awards individual projects through a competitive bidding process or through individual negotiation.

         In addition to outside plant services, Sintel provides inside wiring services to Telefonica that are substantially similar to those provided by the Company in the United States. Sintel also installs transmission equipment, central office switching equipment, power generating equipment and cellular equipment for telecommunications systems for Telefonica. This equipment includes multiplexers, carrier systems and microwave systems, and central office equipment such as frames, protectors, connector blocks, batteries and power systems, and cellular antennas and cell sites. The contracts for this work are awarded on a competitive bid basis or through individual negotiation.

         Telefonica is the principal provider of local and long distance telephony in Spain. As a result of European Union initiatives, Spain must liberalize its telecommunications industry by December 1, 1998 to permit competitors to Telefonica. In July 1997, a second license to provide public switched telephony was awarded to Retevision, S.A. ("Retevision"), which is owned partly by the Spanish government, Societa Finanziaria Telefonica per Azioni SpA ("STET"), an Italian telephone company, and Empresa Nacional de Electricidad, S.A., a Spanish electric utility company. Retevision has begun providing local telephony in Spain in 1998, and a third local and long distance telephony license is expected to be awarded by may 30, 1998. By December 1, 1998, it is expected that the industry will be completely open to competition. The Company believes that the increased competition in the Spanish telephony market will increase demand for outside plant services in Spain as new service providers build competing networks. The Company has commenced providing telecommunications construction services to Retevision.

         Sintel also installs and maintains cable television networks for Telefonica and its affiliates and for Retevision. The Spanish cable television market has been underdeveloped due to the lack of a legal structure for the provision of cable telecommunications services in Spain. In 1997, a legal structure for the provision of these services was completed and 21 new licenses to provide cable television services have been awarded and applications for 13 additional licenses are pending. In addition, as of January 1, 1998, cable operators are entitled to provide local telephony within their service areas as well as long distance telephony. The Company anticipates that the demand for construction services to the cable television industry will increase significantly as new networks are constructed and existing networks are upgraded. Sintel also has begun providing infrastructure services to the electric power industry through a recently formed joint venture with a Portuguese electrical contractor.

         Argentina, Chile, Peru Operations. The Company operates in Argentina, Chile and Peru through unconsolidated subsidiaries in which the Company holds a 50% interest. The other 50% interests in these subsidiaries are held by established local infrastructure construction companies and operational control is shared by the Company and its local partner. In Argentina and Chile, the Company's partner is a subsidiary of Sociedad Macri, one of the largest commercial groups in Argentina. In Peru, the Company's partner is a subsidiary of Grana y Montero, S.A., a leading construction company in Peru. The principal shareholder of Grana y Montero, S.A., is a shareholder and a director of Telefonica del Peru. The Company's Latin American affiliates primarily provide outside plant services, cable television installation and similar services to Telefonica's local telephone company affiliate in each of the countries in which the affiliate is located: Telefonica de Argentina in Argentina; Compania de Telefonos de Chile in Chile; and Telefonica del Peru in Peru. As part of the agreement with Sociedad Macri for the acquisition of its interest in Sintel's Argentine affiliate, Sociedad Macri has contributed to the affiliate certain of its telecommunications construction contracts with Telecom de Argentina, S.A., the principal provider of local telephony in northern Argentina.

         Brazilian Operations. MasTec Inepar, a Brazilian company, was formed in July 1997 by the Company and Inepar. As part of the formation, Inepar transferred the personnel, qualifications and other assets of its telecommunications construction division to MasTec Inepar together with contracts for specific projects with prices totaling approximately $280 million. These contracts cover the provision of outside plant services for the local exchange subsidiaries of Telebras, the Brazilian government-owned telecommunications company, particularly in Sao Paulo, Rio de Janeiro, Parana and other states in the more populous and developed southern region of Brazil. MasTec Inepar also provides services to CRT, the local telephone company in Rio Grande do Sul which is partly owned by Telefonica. The services provided are principally outside plant services for wireless communications networks.

Telecommunications Investments

         The Company has invested in certain telecommunications businesses located in or servicing Latin America. These include minority interests in Supercanal Holding, S.A. ("Supercanal") and related entities, which operate a cable television system in Argentina, and in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), an Ecuadorian cellular company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company also recently acquired a license in Paraguay to construct and operate a nationwide personal communication system ("PCS"), and has reached agreement with Inepar, its partner in MasTec Inepar, and with Sociedad Macri, its partner in Argentina and Chile, to share in development of the system. The agreement with Inepar and Sociedad Macri regarding Paraguay provides that MasTec Inepar will construct the system.

Sales and Marketing

         Executives of the Company's outside plant subsidiaries market outside plant services to existing and potential telecommunications and other utility customers in order to negotiate new contracts or be placed on lists of vendors invited to submit bids for master contracts and individual construction projects. Inside premises services are marketed both by the executives of the subsidiaries that provide these services and through commissioned salespeople employed by the Company. The Company is developing a company-wide marketing plan to emphasize the "MasTec" brand name to national and international customers.

Suppliers

         The Company's customers supply the majority of the raw materials and supplies necessary to carry out the Company's contracted work. The Company is not dependent on any one supplier for any raw materials or supplies that the Company obtains for its own account other than the FutureFlex airblown fiber product that the Company distributes for Sumitomo Electric Lightwave Co.

Competition

         The industry in which the Company competes is highly competitive and fragmented. The Company competes with a number of contractors in the markets in which it operates, ranging from small independent firms servicing local markets to larger firms servicing regional markets, as well as with large national and international equipment vendors on turn-key projects who subcontract construction work to contractors other than the Company. These equipment vendors typically are better capitalized and have greater resources than the Company. Most companies engaged in the same or similar business tend to operate in a specific, limited geographic area, although larger competitors may bid on a particular project without regard to location. Although the Company believes it is the largest provider of infrastructure services to the telecommunications and other utilities industry in the United States and Spain and one of the largest in Argentina, Brazil, Chile and Peru, neither the Company nor any of its competitors can be considered dominant in the industry on a national or international basis. The Company also faces competition from the in-house construction and maintenance departments of RBOCs and other customers and potential customers, which employ personnel who perform some of the same types of services as those provided by the Company.

Employees

         As of December 31, 1997, the Company (excluding its unconsolidated companies) had approximately 7,850 employees, 4,600 of whom are employed in domestic operations and 3,250 of whom are employed in international operations. Approximately 100 of the Company's domestic employees and approximately 3,200 of Sintel's employees are unionized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview" for a discussion of Sintel's labor relations.


                                  2. PROPERTIES

         The Company's corporate headquarters are located in a 60,000 square foot building owned by the Company in Miami, Florida. The Company also has regional offices in owned facilities located in Tampa, Florida, Austin, Texas and Charlotte, North Carolina. Sintel's principal executive offices are located in leased premises in Madrid, Spain and MasTec Inepar's principal executive offices are located in leased premises in Sao Paulo, Brazil.

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

         In December 1990, Albert H. Kahn, a stockholder of the Company, filed a class action and derivative suit in Delaware state court against the Company, the then-members of its Board of Directors and National Beverage Corporation ("NBC"), the Company's then-largest stockholder. The complaint alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions. The lawsuit seeks to rescind these transactions and to recover damages in an unspecified amount.

         In November 1993, Mr. Kahn filed a class action and derivative complaint against the Company, the then members of its Board of Directors, and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal shareholders of the Company. The lawsuit alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of the Company by the Mas family, and that the Mas family had knowledge of the fiduciary duties owed by NBC and the Company's Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of the Company's Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing the Company's affairs prior to the acquisition by the Mas family.

         There has been no activity in either of these lawsuits in more than one year. The Company believes that the allegations in each of these lawsuits are without merit and intends to defend these lawsuits vigorously.

         In November 1997, Church & Tower, Inc., a wholly-owned subsidiary of the Company ("Church & Tower"), filed a lawsuit against Miami-Dade County (the "County") in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against Church & Tower seeking damages. The Company believes the counterclaim, if successful, will not exceed $2.1 million. The County also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. The Company believes that any amounts due to the County under the existing agreement are not material and may be recoverable in whole or in part from Church & Tower subcontractors who actually performed the work and whose bills were submitted directly to the County.

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


    Name                 Age                    Position

Jorge Mas                35      Chairman of the Board of Directors,
                                    President and Chief Executive Officer
Henry N. Adorno          50      Executive Vice President and Special Counsel
Ismael Perera            49      Senior Vice President-Operations
Edwin D. Johnson         41      Senior Vice President-Chief Financial Officer
Carlos A. Valdes         34      Senior Vice President-Corporate Development
Jose M. Sariego          43      Senior Vice President-General Counsel

         Jorge Mas has been President, Chief Executive Officer and a director of the Company since March 1994 and was elected Chairman of the Board of Directors of the Company in January 1998. Prior to that time and during the preceding five years, Mr. Mas served as the President and Chief Executive Officer of Church & Tower. In addition, Mr. Mas is the Chairman of the Board of Directors of Neff Corporation, a company that sells and leases construction equipment, Atlantic Real Estate Holding Corp., a real estate holding company, U.S. Development Corp., a real estate development company and Santos Capital, Inc., a merchant banking firm (all private companies controlled by Mr. Mas) and, during all, or a portion of the past five years, has served as the President and Chief Executive Officer of these corporations.

         Henry N. Adorno was elected Executive Vice President and Special Counsel of the Company in January 1998. Prior to joining the Company, Mr. Adorno was President and Chief Executive Officer of Adorno & Zeder, P.A., a Miami law firm that he co-founded in 1986.

         Ismael Perera has been Senior Vice President-Operations of the Company since March 1994. From August 1993 until March 1994, he served as the Vice President-Operations of Church & Tower. From 1970 until July 1993, Mr. Perera served in various capacities in network operations for BellSouth, including most recently as a Senior Director of Network Operations from 1985 to 1993.

         Edwin D. Johnson has been Senior Vice President-Chief Financial Officer of the Company since March 1996. During the 10 years prior to joining the Company, Mr. Johnson served in various capacities with Attwoods plc, a British waste services company, including Chief Financial Officer and member of the Board of Directors during the final three years of his employment with Attwoods.

         Carlos A. Valdes has been Senior Vice President-Corporate Development of the Company since March 1996. Prior to that time, Mr. Valdes was Senior Vice President-Finance of the Company from March 1994 to March 1996 and Chief Financial Officer of Church & Tower from 1991 to 1994.

         Jose M. Sariego has been Senior Vice President-General Counsel of the Company since September 1995. Prior to joining the Company, Mr. Sariego was Senior Corporate Counsel and Secretary of Telemundo Group, Inc., a Spanish language television network, from August 1994 to August 1995. From January 1990 to August 1994, Mr. Sariego was a partner in the Miami office of Kelley Drye & Warren, an international law firm.


                  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently is listed on the New York Stock Exchange under the symbol MTZ. Prior to February 14, 1997, the Common Stock was listed on the Nasdaq National Market under the symbol MASX. The high and low closing prices of the Common Stock for each quarter of the last two fiscal years, as reported by the New York Stock Exchange and Nasdaq, are set forth below:

                                                        1997                                   1996
                                              High               Low                  High             Low

First Quarter                              $ 68   7/8          $ 23                $ 12 5/8         $  9 1/2
Second Quarter                             $ 47 15/16          $ 26 1/2            $ 35 3/4         $ 11 3/8
Third Quarter                              $ 54   3/8          $ 39                $ 38 3/8         $ 21 1/2
Fourth Quarter                             $ 45  1/16          $ 20 3/4            $ 57 3/4         $ 32 5/8

         The above quotations reflect interdealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual transactions. The Company's Board of Directors declared a three-for-two stock split in the form of a stock dividend for stockholders of record on February 3, 1997 payable on February 28, 1997. The prices set forth in the preceding table have not been adjusted for the stock split. The Company did not declare any cash dividends for the years ended December 31, 1997 and 1996.

         At March 20, 1998, there were 4,752 stockholders of record of the Common Stock.

         On January 30, 1998, the Company issued $200 million of its 7 3/4% Senior Subordinated Notes due 2008 (the "Senior Notes") to qualified institutional buyers and institutional accredited investors in reliance on Rule 144A and pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. The initial purchasers for the Senior Notes sold to the qualified institutional buyers and institutional accredited investors were Jefferies & Company, Inc., BancBoston Securities Inc., CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities LLC. The net proceeds from the offering of the Senior Notes were approximately $194.2 million after underwriting discounts and commissions of approximately $5.0 million and other transaction costs.

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

                                                            Year Ended December 31, (1)
                                                            ---------------------------
                                            1993         1994 (2)      1995        1996 (3)      1997
                                         --------------------------------------------------------------
                                                   (Amounts in thousands except per share amounts)
                                         --------------------------------------------------------------
Statement of Income Data:
Revenue                                  $ 74,728      $ 142,583    $ 218,859    $ 534,068    $ 703,369
Cost of revenue                            51,763        105,451      158,598      394,497      522,470
Depreciation and amortization               1,520          5,545        8,178       13,686       24,127
General and administrative expenses        15,681         20,595       28,918       72,392       90,995
                                           ------        -------      -------      -------      -------
Operating income                            5,764         10,992       23,165       53,493       65,777
Interest expense                              302          3,846        5,306       11,940       11,920
Interest and dividend income                  359          1,550        3,501        3,480        1,921
Special charges-real estate and
   investment write-downs (4)                   0              0       23,086            0            0
Other income, net (5)                         355          1,348        2,250        2,553        8,221
Equity in earnings (losses) of
   unconsolidated companies and
   minority interest (6)                    1,177            247         (139)       3,133         (449)
Provision for income taxes (7)              2,765          3,541          148       17,492       23,610
Income from continuing operations (7)       4,588          6,750          237       33,227       39,940
Discontinued operations                         0            825        2,531         (111)         129
                                           ------        -------      -------      -------      -------
Net income                               $  4,588      $   7,575    $   2,768    $  33,116    $  40,069
                                           ======        =======      =======      =======      =======

Pro forma basic earnings per share:
   Continuing operations (7)             $   0.27      $    0.26    $    0.01    $   1.27     $    1.46
   weighted average common
   shares outstanding (8)                  16,746         25,487       25,263      26,074        27,294
Pro forma diluted earnings per share:
   Continuing operations (7)             $   0.27      $    0.26    $    0.01    $   1.25     $    1.43
   weighted average common
   shares outstanding (8)                  16,746         25,487       25,440      26,499        27,853

                                                                As of December 31,
                                                                ------------------
                                            1993          1994         1995         1996         1997
                                            ---------------------------------------------------------
                                                             (Amounts in thousands)
Balance Sheet Data:
Property and equipment, net               $ 8,038       $ 44,157     $ 50,572     $ 67,177      $ 86,109
Total assets                               32,988        155,969      191,272      511,154       587,598
Total debt                                  5,545         46,977       77,668      164,934       149,057
Total stockholders' equity                 16,396         57,270       60,614      116,983       180,731

(1) Amounts have been restated to reflect the 1997 acquisitions of Wilde Construction, Inc. and two related companies and AIDCO, Inc. and one related company, which were accounted for as poolings of interest.
         See Note 2 of Notes to Consolidated Financial Statements.
(2)      Includes the results of Burnup & Sims Inc. from March 11, 1994.
(3)      Includes the results of Sintel from May 1, 1996.
(4) As a result of the disposal of non-core real estate assets and other investments, the Company recorded $23.1 million in special charges in the year ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(5) In 1997, the Company sold a portion of its indirect interest in Conecel for a gain of $7.1 million. See Note 2 of Notes to Consolidated Financial Statements.



(6) Included in 1997 results is the minority interest related to the Company's Brazilian operation. See Note 2 to Notes to the Consolidated Financial Statements.
(7) Provision for income taxes and income from continuing operations have been adjusted to reflect a pro forma tax provision for companies that were previously S Corporations.
(8) Amounts have been adjusted to reflect the three-for-two stock split effected February 28, 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.



                     7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         MasTec is one of the world's largest contractors specializing in the build-out of telecommunications and other utilities infrastructure. The Company's business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office telecommunications equipment. The Company also provides infrastructure construction services to the electric power industry and other public utilities.

         MasTec was formed in March 1994 through the combination of Church & Tower and Burnup & Sims Inc. ("Burnup & Sims"), two established names in the U.S. telecommunications and other utilities construction services industry. In April 1996, the Company purchased Sintel, a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile and Peru, from Telefonica. The Sintel acquisition gave the Company a significant international presence and more than doubled the size of the Company in terms of revenue and number of employees. In Argentina, Chile and Peru, the Company operates through incorporated entities in which it holds a 50% interest and which are accounted under the equity method. Operational control of these entities is shared by the Company and its local partner. See Notes 2 and 9 of Notes to Consolidated Financial Statements for pro forma financial information and geographic information, respectively.

         In July and August 1997, the Company acquired Wilde Construction, Inc. and two related companies and AIDCO, Inc. and one related company (collectively, the "Pooled Companies") through an exchange of common stock. The acquisitions were accounted for as poolings of interest. Accordingly, the Company's consolidated financial statements include the results of the
Pooled  Companies  for  all  periods  presented.  See  Note 2  of Notes   to
Consolidated Financial Statements.

         In July 1997, the Company acquired a 51% interest in MasTec Inepar, a Brazilian telecommunications infrastructure construction company. At the time of the acquisition, MasTec Inepar had a backlog of construction contracts of approximately $280.0 million. The results of MasTec Inepar are consolidated in the results of the Company, net of a 49% minority interest, beginning August 1997.

         During the year ended December 31, 1997, the Company completed nine other acquisitions that have been accounted for under the purchase method of accounting and the results of operations of which have been included in the Company's consolidated financial statements from the respective acquisition dates. The Company's pro forma results of operations for 1997 giving effect to these acquisitions would not differ materially from actual results.

         On September 3, 1997, Sintel filed a petition with the Spanish labor authorities to approve a restructuring of its workforce. In response to the Company's petition, the unionized employees declared work stoppages during the latter part of September 1997 and continued with half day strikes through the first week in October 1997.

         In March 1998, Sintel entered into an agreement with its unions to resolve the labor dispute. Under the agreement, the Company is entitled to permanently reduce its workforce, beginning with the placement of 209 employees on unemployment partly paid by the Spanish government for up to six months. Additional voluntary terminations and the results of certain agreed upon restructuring activities will allow the Company to quantify final severance arrangements over that period. In addition, the agreement calls for reductions in certain non-wage compensation and increases in productivity benchmarks. The agreement also contemplates an increase in base wage rates for remaining union workers. While management anticipates a reduction in ongoing operating costs to result from these negotiations, the Company recognizes that it services an increasingly competitive telephony industry in the Spanish market and a substantial portion of any savings may be offset by more competitive prices to Telefonica and other communication service customers. As of December 31, 1997, the Company had not reserved for possible restructuring costs associated with a settlement of the Sintel labor situation in its consolidated financial statements. The Company is currently negotiating with its unions to determine the final number of employees and related severance amounts. The ultimate amount to be paid, which is expected to be significant, cannot be presently quantified.

Results of Operations

         Revenue is generated primarily from telecommunications and other utilities infrastructure services. Infrastructure services are provided to telephone companies, public utilities, cable television operators, other telecommunications providers, governmental agencies and private businesses. Costs of revenue includes subcontractor costs and expenses, materials not supplied by the customer, fuel, equipment rental, insurance, operations payroll and employee benefits. General and administrative expenses include management salaries and benefits, rent, travel, telephone and utilities, professional fees and clerical and administrative overhead.

         The  following  table  sets  forth  certain   historical   consolidated
financial data as a percentage of revenue for the years ended December 31, 1995, 1996 and 1997.

                                                                           Years Ended December 31,
                                                                     ----------------------------------
                                                                     1995           1996           1997
                                                                     ----           ----           ----

Revenue                                                             100.0%         100.0%          100.0%
Costs of revenue                                                     72.5           73.9            74.3
Depreciation and amortization                                         3.7            2.6             3.4
General and administrative expenses                                  13.2           13.6            12.9
                                                                     ----           ----            ----
Operating income                                                     10.6            9.9             9.4

Interest expense                                                      2.4            2.2             1.7
Interest and dividend income, other income,
   net, equity in earnings of unconsolidated
   companies and minority interest                                    2.6            1.7             1.4
Special charges-real estate and investment
   write-downs                                                       10.6            0.0             0.0
                                                                     ----           ----            ----
Income from continuing operations before provision
   for income taxes                                                   0.2            9.4             9.1
Provision for income taxes (1)                                        0.1            3.2             3.4
                                                                     ----           ----            ----
Income from continuing operations (1)                                 0.1%           6.2%            5.7%
                                                                     ====           ====            ====

         (1)      Provision   for  income  taxes  and  income  from   continuing
                  operations has been adjusted to reflect a tax provision for companies that were S corporations.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenue from domestic operations increased $75.1 million, or 21.7%, to $421.0 million in 1997 as compared to $345.9 million in 1996. Domestic growth was generated by acquisitions. Revenue generated by international operations increased $94.2 million, or 50.1%, to $282.4 million in 1997 as compared to $188.2 million in 1996 due primarily to the inclusion of Sintel's results for the entire period in 1997 compared to eight months in the 1996 period and the results of MasTec Inepar for five months ended December 31, 1997, which totaled $74.9 million. Sintel's revenue was negatively impacted in 1997 by an 18% devaluation in the Spanish peseta and by work stoppages in the second half of 1997 as discussed in "Overview".

         Gross profit (revenue less cost of revenue), excluding depreciation and amortization, increased $41.3 million, or 29.6%, to $180.9 million, or 25.7% of revenue in 1997 as compared to $139.6 million, or 26.1% of revenue in 1996. The decrease in gross profit as a percentage of revenue was due primarily to lower margins generated by international operations. Domestic gross margins (gross profit as a percentage of revenue) increased to 27.4% in 1997 from 25.1% in 1996 primarily due to the performance of certain higher margin domestic jobs during 1997 and domestic cost reductions. There can be no assurance that the Company will be able to obtain higher margin jobs and implement further cost reductions in the future. International gross margins decreased to 23.2% in 1997 as compared to 28.0% in 1996 due to overall lower margins from the Company's newly formed Brazilian operations (15.0%) and lower productivity in the second half of 1997 from the Company's Spanish operations.

         Depreciation and amortization increased $10.4 million, or 75.9%, to $24.1 million in 1997 from $13.7 million in 1996. The increase in depreciation and amortization was a result of increased capital expenditures in the latter part of 1996, as well as depreciation and amortization associated with acquisitions. As a percentage of revenue, depreciation and amortization was 3.4% and 2.6% of revenue for 1997 and 1996, respectively.

         General and administrative expenses increased $18.6 million, or 25.7%, to $91.0 million, or 12.9% of revenue for 1997 from $72.4 million, or 13.6% of revenue for 1996. Domestic general and administrative expenses were $49.9 million, or 11.9% of domestic revenue in 1997, compared to $41.4 million, or 12.0% of domestic revenue for 1996. The increase in dollar amount of domestic general and administrative expenses is due primarily to acquisitions. The decline as a percentage of domestic revenue is due primarily to the higher revenue volume. International general and administrative expenses increased $10.1 million, or 32.6%, to $41.1 million, or 14.6% of international revenue in 1997 from $31.0 million, or 16.5% of international revenue for 1996. The increase in international general and administrative expenses was due to the inclusion of Sintel's results for the entire 1997 period, compared to only eight months during the 1996 period. The decline in international general and administrative expenses as a percentage of international revenue is due to a lower general and administrative expense for the Brazilian operations, which was 2.2% of Brazilian revenue.

         Operating income increased $12.3 million, or 23.0%, to $65.8 million, or 9.4% of revenue in 1997 from $53.5 million, or 9.9% of revenue in 1996.

         Interest expense remained constant at $ 11.9 million for both periods, primarily due to the lower interest rates on Spanish and domestic borrowings and the conversion of the Company's 12% Subordinated Convertible Debentures into Common Stock on June 30, 1996. Offsetting the decline was the inclusion of interest expense associated with Sintel's working capital needs for the entire 1997 period compared to eight months for the 1996 period. The Company anticipates increased interest expense as a result of its recently completed bond offering. See -"Financial Condition, Liquidity and Capital Resources."

         Included in other income for 1997, is a $7.1 million gain on sale of the Company's indirect interest in Conecel (See Note 2 of Note to Consolidated Financial Statements).

         Provision for income taxes on a pro forma basis was $23.6 million, or 36.9% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests in 1997, compared to $17.5 million, or 36.8% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests in 1996.

         Income from continuing operations on a pro forma basis increased $6.7 million, or 20.2%, from $33.2 million in 1996 to $39.9 million in 1997. Income from continuing operations on a pro forma basis as a percentage of revenue decreased to 5.7% in 1997 from 6.2% in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenue increased $315.2 million, or 144.0%, to $534.1 million for the year ended December 31, 1996 from $218.9 million for the year ended December 31, 1995. Domestic revenue increased $127.0 million, or 58.0%, to $345.9 million for 1996 from $218.9 million for 1995, primarily due to growth in revenue generated from existing contracts and to domestic acquisitions completed in 1996 which generated $23.5 million in revenue. International revenue, comprised of revenue from Sintel, which the Company acquired in April 1996, contributed $ 188.2 million of revenue for the year ended December 31, 1996.

         Gross profit (revenue less costs of revenue), excluding depreciation and amortization, increased $79.3 million, or 131.5%, to $139.6 million, or 26.1% of revenue, for the year ended December 31, 1996 from $60.3 million, or 27.5% of revenue, for the year ended December 31, 1995. Domestic gross margins (gross profit as a percentage of revenue) decreased to 25.1% for the year ended December 31, 1996 from 27.5% for the year ended December 31, 1995. The decline in domestic gross margins was primarily due to additional start-up and expansion costs relating to the rapid growth in revenue. International gross margins were 28.0% for the year ended December 31, 1996.

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

         General and administrative expenses increased $43.5 million, or 150.5%, to $72.4 million, or 13.6% of revenue for the year ended December 31, 1996 from $28.9 million, or 13.2% of revenue for the year ended December 31, 1995. Domestic general and administrative expenses increased $12.5 million, or 43.3%, to $41.4 million, or 12.0% of domestic revenue, for 1996 from $28.9 million, or 13.2% of domestic revenue in 1995. The decrease in domestic general and administrative expenses as a percentage of domestic revenue is primarily the result of spreading overhead expenses over a broader revenue base. Included in domestic general and administrative expenses for 1996 and 1995 are salaries and bonuses for employees of the Pooled Companies of approximately $6.1 million and $3.8 million, respectively. International general and administrative expenses were $31.0 million, or 16.5% of international revenue, for the year ended December 31, 1996.

         Operating income increased $30.3 million, or 130.6%, to $53.5 million, or 9.9% of revenue, for the year ended December 31, 1996 from $23.2 million, or 10.6% of revenue, for the year ended December 31, 1995. The decline in operating income as a percentage of revenue was due to the decline in domestic gross margins in 1996 and bonuses earned by employees of the Pooled Companies.

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

         As a result of the decision to accelerate the disposal of certain non-core real estate assets and other investments, the Company recorded $23.1 million in special charges during the year ended December 31, 1995. The Company recorded a special charge of $15.4 million in the third quarter of 1995 to adjust the carrying values of its real estate investments to estimated net realizable value based on offers received by the Company to dispose of certain real estate in a bulk transaction. The original value assigned to the real estate investments contemplated the disposition of the properties on an individual basis and no consideration had previously been given to a bulk sale. In the fourth quarter of 1995, the Company recorded an additional charge of $7.7 million to reflect the value realized upon a sale of certain real estate and the Company's preferred stock investment in early 1996. These assets were sold at prices and in a manner designed to facilitate their immediate disposal so that the Company could concentrate its resources on its core telecommunications construction business.

         Income from continuing operations after a pro forma tax provision increased to $33.2 million, or 6.2% of revenue, for the year ended December 31, 1996 from $0.2 million for the year ended December 31, 1995 which included the special charge of $23.1 million.

         In the third quarter of 1995, the Company adopted a plan to dispose of certain non-core businesses acquired as a result of the acquisition of Burnup & Sims in March 1994. See Note 13 of Notes to Consolidated Financial Statements. These businesses included the operations of a printing company, a theater chain and an uninterrupted power supply device assembler. During 1995, the Company sold the assets of the theater chain and the assembler. The two transactions netted a gain of $7.4 million after tax. The remaining theater operations have been closed and are currently being marketed for sale for the underlying real estate value. Based on the estimated net realizable value of these businesses, a loss on disposition of approximately $6.4 million, net of tax, relating to the remaining discontinued operations was recorded in 1995. The Company sold the printing company in January 1997 for its carrying value.

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

         Net cash provided by operating activities for the year ended December 31, 1997 was $23.1 million, compared to $41.9 million for the year ended 1996. This decrease was due to fluctuations in working capital, particularly a reduction of accounts payable balances companywide and an increase in accounts receivable and unbilled revenue from Brazilian operations, offset by an increase in net income to $42.7 million as compared to net income of $35.9 million in the comparative 1996 period.

         Net cash provided by the sale of investments and non-core assets amounted to $29.6 million for 1997 compared to $9.4 million for 1996. The Company invested cash, net of cash acquired, in acquisitions and investments in unconsolidated companies totaling $50.2 million during 1997 compared to $6.2 million in 1996. During 1997, the Company made capital expenditures of $23.6 million, primarily for machinery and equipment used in the production of revenue, compared to $8.4 million in 1996.

         As of December 31, 1997, working capital totaled $123.7 million, compared to working capital of $136.2 million at December 31, 1996 excluding a note receivable of $29.0 million which was converted into an investment, a portion of which was sold in December 1997. See Note 2 of Notes to Consolidated Financial Statements. Included in working capital are net assets of discontinued operations of $4.2 million and real estate held for sale totaling $10.9 million.

         In December 1997, the Company sold its indirect investment in Conecel for $20.0 million in cash and the right to receive shares of Conecel non-voting common stock. The Company will have certain registration rights with respect to the Conecel common stock that it receives. A gain of $4.4 million, net of tax, was recognized based on the percent of cash received to the total transaction value. In September 1997, the Company agreed to sell a portion of its interest in Supercanal for $20.0 million in cash. In January 1998, the Company elected to retain its entire interest in Supercanal and terminated the agreement.

         The Company continues to pursue a strategy of growth through acquisitions and internal expansion. In July 1997, the Company closed its acquisition of 51% of MasTec Inepar for stock and $29.4 million in cash payable over eleven months. In addition, in connection with its acquisition of Sintel, the Company is required to make payments of 1.8 billion pesetas (approximately $11.8 million at the exchange rate in effect at December 31, 1997) on each of December 31, 1997 and 1998. The Company has paid a portion of the December 31, 1997 payment, with the remaining amounts to be paid pending resolution of offsetting amounts between the Company and Telefonica. See Note 2 of Notes to Consolidated Financial Statements. The Company believes that cash generated from operations, borrowings under its $125.0 million revolving credit facility with a syndicate of banks led by BankBoston, N.A. (the "Credit Facility"), and proceeds from the sale of investments and non-core assets will be sufficient to finance these payments, as well as the Company's working capital needs, capital expenditures and debt service obligations for the foreseeable future. Future acquisitions are expected to be financed from these sources, as well as other external financing sources to the extent necessary, including the issuance of equity securities and additional borrowings.

         In June 1997, the Company refinanced its domestic credit facility with the Credit Facility. Borrowings under this facility may be used for domestic acquisitions, working capital, capital expenditures and general corporate purposes. At December 31, 1997, borrowings under this facility totaled approximately $83.0 million and standby letters of credit issued pursuant to this facility totaled approximately $3.5 million. In January 1998, the Company sold $200.0 million principal amount of 7.75% Senior Subordinated Notes (the
"Notes") due 2008 with interest due semi-annually. The Company repaid all outstanding borrowings under the Credit Facility other than outstanding letters of credit with a portion of the proceeds of the Notes, as a result of which the Company has approximately $121.5 million of borrowing capacity under the Credit Facility. The Credit Facility and the Notes contain certain covenants which, among other things, restrict the payment of dividends, limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions, and provide that the Company must maintain minimum amounts of stockholders' equity and financial ratio coverages, requiring, among other things, minimum ratios at the end of each fiscal quarter of debt to earnings, earnings to interest expense and accounts receivable to trade payables. See Note 5 of Notes to Consolidated Financial Statements.

         The Company conducts business in several foreign currencies that are subject to fluctuations in the exchange rate relative to the U.S. dollar. The

Company does not enter into foreign exchange contracts. It is the Company's intent to utilize foreign earnings in the foreign operations for an indefinite period of time. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of the actual conversion into U.S. dollars. The Company currently has no plans to repatriate significant earnings from its international operations.

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

Year 2000

         Management believes that a significant portion of its computer systems are year 2000 compliant and is in the process of assessing the balance of its systems. The Company intends to communicate with its customers, suppliers, financial institutions and others with which it does business to ensure that any year 2000 issue will be resolved timely. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. If necessary modifications and conversions by those with which the Company does business are not completed timely or if all of the Company's systems are not year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Seasonality

         The Company's domestic operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. Sintel has experienced seasonal weakness in the first quarter, but has produced relatively strong results in the fourth quarter. This seasonality is primarily the result of customer budgetary constraints and preferences and, to a lesser extent, the effect of winter weather on outside plant activities. Certain U.S. customers, particularly the RBOCs, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Telefonica, the Company's principal international customer, has historically rushed to complete budgeted expenditures in the last quarter. Revenue from MasTec Inepar is not expected to fluctuate seasonally.

Impact of Inflation

         The primary inflationary factor affecting the Company's operations is increased labor costs. The Company has not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for the Company in the future. As a result, of the Company's recent increase in international activities, it may, at times in the future, operate in countries that may experience high inflation.


                 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See index to Consolidated Financial Statements.


                9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


             10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors and nominees for director of the Company set forth under the caption "Election of Directors" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy

Statement") is incorporated by reference into this Annual Report on Form 10-K. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 of Item 40 l(b) of Regulation S-K.


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

             Report of Independent Accountants                                       F-2

(a)(i)       Consolidated Financial Statements

             Statements of Income for the three years ended
             December 31, 1997                                                       F-3

             Balance Sheets at December 31, 1996 and 1997                            F-5

             Statements of Stockholders' Equity for the
             three years ended December 31, 1997                                     F-6

             Statements of Cash Flows for the three
             years ended December 31, 1997                                           F-7

             Notes to Consolidated Financial Statements                              F-12

(b)          Report on Form 8-K


         On October 16, 1997,  the Company filed a Form 8-K current report dated
September 30, 1997 with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the sale of 5.5% of Supercanal
Holding, S.A. See Note 2 of Notes to Consolidated Financial Statements.

         On October 16, 1997,  the Company filed a Form 8-K current report dated
October  6,  1997  with  the  Securities  and  Exchange   Commission   reporting
information  under  Item 5 thereof  regarding  the sale of its  indirect  equity interest in Consorcio Ecuatoriano de Telecomunicaciones S.A. (Conecel).

         Index to Exhibits                                                           E-1


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of MasTec, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a wholly owned subsidiary, as of December 31, 1997 and for the year then ended which statements reflect total assets and revenue constituting 33.2% and 29.5%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sintel is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.
Miami, Florida
March 10, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Sintel, S.A.


We have audited the consolidated balance sheet of SINTEL, S.A. and subsidiaries ("Sintel") as of December 31,1997, the related consolidated statements of income and cash flows for the year then ended, and the notes to the financial statements, all expressed in Spanish pesetas. These financial statements are the responsibility of Sintel's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Note 18 of the notes to the consolidated financial statements details Sintel's significant transactions with its main customer, Telefonica de Espana, S.A., performed under a contract in force for 1996-1998.

Certain accounting practices of Sintel used in preparing the consolidated financial statements of Sintel conform with generally accepted accounting principles in Spain, but do not conform with accounting principles generally accepted in the United States. A description of these differences and the adjustments required to conform the consolidated financial statements to accounting principles generally accepted in the United States are set forth in
Note 22.

In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the consolidated financial position of SINTEL, S.A. and subsidiaries as of December 31,1997, and the results of their operations and changes in financial position for the year then ended, in conformity with generally accepted accounting principles in the United States as set forth in Note 22.






ARTHUR ANDERSEN L.L.P.
Madrid, Spain
February 25, 1998



                                  MASTEC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                                        For the Years Ended December 31, (3)
                                                                        ------------------------------------
                                                                       1995              1996             1997
                                                                       ----              ----             ----
Revenue                                                             $ 218,859         $ 534,068        $ 703,369
Costs of revenue                                                      158,598           394,497          522,470
Depreciation and amortization                                           8,178            13,686           24,127
General and administrative expenses                                    28,918            72,392           90,995
                                                                      -------           -------          -------
     Operating income                                                  23,165            53,493           65,777
Interest expense                                                        5,306            11,940           11,920
Interest and dividend income                                            3,501             3,480            1,921
Special charges-real estate and investment write-downs                 23,086                 0                0
Other income, net                                                       2,250             2,553            8,221
                                                                      -------           -------          -------
Income from continuing operations before equity in
   (losses) earnings of unconsolidated companies,
   (benefit) provision for income taxes and minority interest             524            47,586           63,999
Equity in (losses) earnings of unconsolidated companies                  (300)            3,040            2,897
(Benefit) provision for income taxes                                   (1,115)           14,665           21,015
Minority interest                                                         161                93           (3,346)
                                                                      -------           -------          -------
Income from continuing operations                                       1,500            36,054           42,535

Discontinued operations:
Income (loss) from discontinued operations,
  (net of applicable income taxes)                                         38              (177)             129
Net gain on disposal of discontinued operations net of
  a provision of $6,405 for 1995 to write down related
  assets to  realizable values and including operating
  losses during phase-out period, net of applicable income taxes        2,493                66                0
                                                                      -------           -------          -------
Net income                                                          $   4,031         $  35,943        $  42,664
                                                                      =======           =======          =======

Pro forma data (1):
Income from continuing operations before equity in
  (losses) earnings of unconsolidated companies, pro
  forma provision for income taxes and minority interest            $     524         $  47,586        $  63,999
Equity in (losses) earnings of unconsolidated companies                  (300)            3,040            2,897
Pro forma provision for income taxes (1)                                  148            17,492           23,610
Minority interest                                                         161                93           (3,346)
Discontinued operations                                                 2,531              (111)             129
                                                                      -------           -------          -------
Pro forma net income                                                $   2,768         $  33,116        $  40,069
                                                                      =======           =======          =======

Basic earnings per share:
Weighted average common shares outstanding (2)                         25,263            26,074           27,294
Pro forma earnings per share (1) (2):
Continuing operations                                               $    0.01         $    1.27        $    1.46
Discontinued operations                                                  0.10              0.00             0.01
                                                                      -------           -------          -------
                                                                    $    0.11         $    1.27        $    1.47
                                                                      =======           =======          =======

Diluted earnings per share:
Weighted average common shares outstanding (2)                         25,440            26,499           27,853
Pro forma earnings per share (1) (2):
Continuing operations                                               $    0.01         $    1.25        $    1.43
Discontinued operations                                                  0.10              0.00             0.01
                                                                      -------           -------          -------
                                                                    $    0.11         $    1.25        $    1.44
                                                                      =======           =======          =======

(1) Provision for income taxes and net income have been adjusted to reflect a tax provision for companies which were previously S corporations.


(2) Amounts have been adjusted to reflect the three-for-two stock split effected on February 28, 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.
(3) The historical amounts have been restated to reflect the results of operation of two 1997 acquisitions accounted for under the pooling of interest method.


The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  December 31,
                                                                                  ------------
                                                                          1996                 1997
                                                                          ----                 ----
ASSETS
Current assets:
   Cash and cash equivalents                                           $  10,989           $   6,063
   Accounts receivable-net and unbilled revenue                          318,967             346,596
   Notes receivable                                                       29,549                 682
   Inventories                                                             5,737               8,746
   Other current assets                                                   35,529              32,109
                                                                         -------             -------
         Total current assets                                            400,771             394,196
                                                                         -------             -------

Property and equipment-at cost                                            95,467             129,968
Accumulated depreciation                                                 (28,290)            (43,859)
                                                                         -------             -------
   Property and equipment-net                                             67,177              86,109
                                                                         -------             -------

Investments in unconsolidated companies                                   30,209              48,160
Other assets                                                              12,997              59,133
                                                                         -------             -------

         TOTAL ASSETS                                                  $ 511,154           $ 587,598
                                                                         =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of debt                                          $  39,916            $  54,562
   Accounts payable                                                      166,993              166,843
   Other current liabilities                                              28,651               49,043
                                                                         -------              -------
         Total current liabilities                                       235,560              270,448
                                                                         -------              -------

Other liabilities                                                         33,593               41,924
                                                                         -------              -------

Long-term debt                                                           125,018               94,495
                                                                         -------              -------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                            2,780                2,805
   Capital surplus                                                       149,083               99,235
   Retained earnings                                                      49,070               86,921
   Accumulated translation adjustments                                      (802)              (3,466)
   Treasury stock                                                        (83,148)              (4,764)
                                                                         -------              -------
         Total stockholders' equity                                      116,983              180,731
                                                                         -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 511,154            $ 587,598
                                                                         =======              =======

The accompanying notes are an integral part of these consolidated financial statements.



                                  MASTEC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 1997
                                 (In thousands)


                                          Common Stock                          Accumulated
                                         Issued            Capital   Retained   Translation   Treasury
                                         Shares  Amount    Surplus   Earnings   Adjustments    Stock     Total
---------------------------------------------------------------------------------------------------------------
Balance December 31, 1994                27,806 $ 2,780   $134,094  $ 12,531    $       0    $(92,135) $ 57,270
Net income                                                             4,031                              4,031
Distributions by Pooled Companies                                       (926)                              (926)
Stock issued to 401(k)
Retirement savings plan from
   treasury shares                                              92                                146       238
Accumulated translation adjustment                                                      1                     1
---------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                27,806   2,780    134,186    15,636            1     (91,989)   60,614
Net income                                                            35,943                             35,943
Distributions by Pooled Companies                                     (2,509)                            (2,509)
Cumulative effect of translation                                                     (803)                 (803)
Stock issued from treasury stock
   for options exercised                                        48                                523       571
Tax benefit for stock option plan                              513                                          513
Stock issued from treasury stock
   for an acquisition                                        8,844                              2,201    11,045
Stock issued for debentures
   from treasury stock                                       5,492                              6,117    11,609
---------------------------------------------------------------------------------------------------------------
Balance December 31, 1996                27,806   2,780    149,083    49,070         (802)    (83,148)  116,983
Net income                                                            42,664                             42,664
Distributions by Pooled Companies                                     (4,813)                            (4,813)
Cumulative effect of translation                                                   (2,664)               (2,664)
Stock issued from treasury stock
   for options exercised                                       206                                979     1,185
Tax benefit for stock option plan
   exercises                                                 1,538                                        1,538
Stock issued for acquisition                250      25      6,600                                        6,625
Stock issued from treasury stock
   for an acquisition                                        4,479                              1,603     6,082
Stock issued for stock dividend
   from treasury stock                                     (75,802)                            75,802         0
Treasury stock sold                                          3,007                                        3,007
Tax benefit for pooling treated as
   asset sales for income tax purposes                      10,124                                       10,124
---------------------------------------------------------------------------------------------------------------
Balance December 31,1997                 28,056 $ 2,805   $ 99,235   $86,921     $ (3,466)    $ 4,764  $180,731
---------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          For the Years Ended December 31,
                                                                    -------------------------------------------
                                                                       1995             1996              1997
                                                                       ----             ----              ----

Cash flows from operating activities:
Net income                                                          $  4,031          $ 35,943         $ 42,664
Adjustments to reconcile net income to net cash
    provided by operating activities:
Minority interest                                                       (161)              (93)           3,346
Depreciation and amortization                                          8,178            13,686           24,127
Equity in losses (earnings) of
    unconsolidated companies                                             300            (3,040)          (2,897)
Special charges-real estate and
    investments write downs                                           23,086                 0                0
Gain on sale of assets                                                (2,823)             (365)          (6,848)
Changes  in  assets  and  liabilities   net  of
  effect  of  acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue                       (24,760)          (13,057)         (39,950)
  Inventories and other current assets                                (2,207)           (2,574)            (331)
  Other assets                                                        (2,617)           (4,657)          (7,994)
  Accounts payable                                                    10,807            26,460           12,188
  Income and deferred taxes                                           (8,338)            2,574           (4,276)
  Other current liabilities                                              451            (9,151)           8,208
  Net assets of discontinued operations                                  963             1,148             (394)
  Other liabilities                                                    1,032            (4,943)          (4,740)
                                                                     -------           -------          -------
Net cash provided by operating activities                              7,942            41,931           23,103
                                                                     -------           -------          -------

Cash flows from investing activities:
  Capital expenditures                                               (17,202)           (8,386)         (23,585)
  Cash acquired in acquisitions                                          148             1,130            2,106
  Cash paid for acquisitions                                          (1,750)           (6,164)         (48,910)
  Distributions from unconsolidated companies                            245             1,365            2,130
  Investments in unconsolidated companies                             (7,408)           (1,212)          (3,364)
  Investments in notes receivable                                    (25,000)                0                0
  Repayment of notes receivable                                          443             1,273              565
  Repayment of stockholders loans receivable                           1,800                 0              780
  Net proceeds from sale of assets and other non-core assets          24,269             9,404           29,628
                                                                     -------           -------          -------
Net cash used in investing activities                                (24,455)           (2,590)         (40,650)
                                                                     -------           -------          -------

The accompanying notes are an integral part of these consolidated financial statements.



                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

                                                                          For the Years Ended December 31,
                                                                   -------------------------------------------
                                                                       1995             1996             1997
                                                                       ----             ----             ----

Cash flows from financing activities:
  Proceeds from revolving credit facilities                        $   46,125        $  17,476       $  57,321
  Other borrowings                                                     10,200           28,888          19,936
  Repayment of notes payable to stockholders                           (2,500)               0               0
  Debt repayments                                                     (40,091)         (75,280)        (65,147)
  Distributions by Pooled Companies                                      (926)          (2,509)         (4,813)
  Proceeds from common stock issued
    from treasury                                                         238              792           6,264
  Financing costs                                                        (516)               0            (587)
                                                                      -------          -------         -------

Net cash provided by (used in) financing activities                    12,530          (30,633)         12,974
                                                                      -------          -------         -------

Net (decrease) increase in cash and cash equivalents                   (3,983)           8,708          (4,573)

Net effect of translation on cash                                           0             (803)           (353)

Cash and cash equivalents - beginning of period                         7,067             3,084         10,989
                                                                      -------           -------        -------

Cash and cash equivalents - end of period                            $  3,084         $  10,989      $   6,063
                                                                      =======           =======        =======

Supplemental disclosures of cash flow information: Cash paid during the period for:

  Interest                                                           $  5,302         $  10,530      $   9,058
  Income taxes                                                       $  7,527         $  12,867      $  10,432




The accompanying notes are an integral part of these consolidated financial statements.


                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)

Supplemental disclosure of non-cash investing and financing activities:

                                                                            For the Years Ended December 31,
                                                                     -------------------------------------------
                                                                        1995             1996             1997
                                                                        ----             ----             ----

Acquisitions accounted for under purchase method of accounting:
Fair value of assets acquired:
Accounts receivable                                                  $    167         $ 248,087         $ 20,482
Inventories                                                                 0             2,980              955
Other current assets                                                       67            12,661            1,618
Property and equipment                                                  2,688            13,148           19,257
Investments in unconsolidated companies                                     0             9,373                0
Real estate and other assets                                               50             6,385            3,820
                                                                      -------           -------          -------
Total non-cash assets                                                   2,972           292,634           46,132
                                                                      -------           -------          -------
Liabilities                                                                71           162,928           20,299
Long-term debt                                                             93            78,966            2,153
                                                                      -------           -------          -------
Total liabilities assumed                                                 164           241,894           22,452
                                                                      -------           -------          -------
Net non-cash assets acquired                                            2,808            50,740           23,680
Cash acquired                                                             148             1,130            2,106
                                                                      -------           -------          -------
Fair value of net assets acquired                                       2,956            51,870           25,786
Excess over fair value of assets acquired                                   0             4,956           44,905
                                                                      -------           -------          -------
Purchase price                                                      $   2,956         $  56,826        $  70,691
                                                                      =======           =======          =======

Notes payable issued in acquisitions                                $     800         $  36,561        $     130
Cash paid and common stock issued for acquisitions                      1,750            17,340           60,354
Contingent consideration                                                  406             2,250            9,907
Acquisition costs                                                           0               675              300
                                                                      -------           -------          -------
Purchase price                                                      $   2,956         $  56,826        $  70,691
                                                                      =======           =======          =======


Property acquired through financing arrangements                    $   9,452         $   8,550        $     413
                                                                      =======           =======          =======




The accompanying notes are an integral part of these consolidated financial statements.

                                   MASTEC, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities (cont.)

                                                              December 31,
                                                                  1995
                                                                  ----
Disposals:
Assets sold:
  Accounts receivable                                         $   2,158
  Inventories                                                     1,770
  Other current assets                                               22
  Property and equipment                                          1,832
  Other assets                                                        4
                                                                -------
Total non-cash assets                                             5,786
Liabilities                                                       1,878
Long-term debt                                                      343
                                                                -------
Total liabilities                                                 2,221
                                                                -------
Net non-cash assets sold                                      $   3,565
                                                                =======
Sale price                                                    $  12,350
Transaction costs                                                  (521)
Note receivable                                                    (450)
                                                                =======
Net cash proceeds                                             $  11,379
                                                                =======


The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                   for the three years ended December 31, 1997


Supplemental disclosure of non-cash investing and financing activities:

         In 1995, the Company's purchase of a 33% interest in Supercanal was financed in part by the seller for $7 million. (See Note 2.)

         During 1995, MasTec issued $146,000 of common stock from treasury stock for purchases made by The MasTec, Inc. 401 (k) Retirement Savings Plan. Capital surplus was increased by $92,000.

         In 1996, the Company issued approximately 198,000 shares of common stock for an acquisition. Common stock was issued from treasury at a cost of $2.2 million.

         In 1996, the Company converted $11.6 million of its 12% convertible subordinated debentures into common stock. Common stock was issued from treasury at a cost of $6.1 million. (See Note 5.)

         In 1996, the Company's purchase of an additional 3% interest in Supercanal was financed in part by the sellers for $2 million. (See Note 2.)

         During 1996, MasTec issued $523,000 of common stock from treasury for stock option exercises. Capital surplus was increased by $48,000.

         In 1997, the Company issued approximately 173,000 shares of common stock for domestic acquisitions. Common stock was issued from treasury stock at a cost of approximately $1.6 million. (See Note 2 for non-cash transactions related to MasTec Inepar.)

         In July 1997, the Company converted a note receivable and accrued interest thereon totaling $29 million into stock of Conecel. (See Note 2.)



The accompanying notes are an integral part of these consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.        NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         MasTec, Inc. (the "Company" or "MasTec") is one of the world's 1eading contractors specializing in the build-out of telecommunications and other utilities infrastructure. The Company's business consists of the design, installation and maintenance of the outside physical plant ("outside plant") for telephone and cable television communications systems, including the installation of aerial, underground and buried copper, coaxial and fiber optic cable networks and the construction of wireless antenna networks for telecommunications service companies such as local exchange carriers, competitive access providers, cable television operators, long-distance carriers, and wireless phone companies. The Company also installs central office equipment and designs, installs and maintains integrated voice, data and video local and wide area networks inside buildings ("inside wiring"). The Company believes it is the largest independent contractor providing telecommunications infrastructure construction services in the United States and Spain and one of the largest in Argentina, Chile, Brazil and Peru. The Company also provides infrastructure construction services to the electric power industry and other public utilities.

         The Company is able to provide a full range of infrastructure services to its telecommunications company customers. Domestically, the Company provides outside plant services to local exchange carriers such as BellSouth Telecommunications, Inc. ("BellSouth"), U.S. West Communications, Inc., SBC Communications, Inc., United Telephone of Florida, Inc. (a subsidiary of Sprint Corporation) and GTE Corp. At December 31, 1997, MasTec had 20 multi-year service contracts ("master contracts") with regional bell operating companies ("RBOCs") and other local exchange carriers to provide all of their outside plant requirements up to a specific dollar amount per job and within certain geographic areas. Internationally, the Company provides through its wholly owned subsidiary Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel") outside plant services, turn-key switching system installation and inside wiring services to Telefonica de Espana, S.A. ("Telefonica") under three separate multi-year contracts similar to those in the U.S. which expire in 1998. In July 1997, the Company also began servicing the local telephone subsidiaries of Telecomunicacoes Brasileiras S.A., the Brazilian government-owned telecommunications system ("Telebras"), in Sao Paulo, Rio de Janeiro, Parana and other states in the more populous and developed Southern region of Brazil, as well as Companhia Riograndense de Telecomunicacoes, S.A. ("CRT"), the local telephone company in Rio Grande do Sul which is partly owned by Telefonica.

         The Company was formed through the combination of Church & Tower, Inc. ("Church and Tower") and Burnup & Sims Inc. ("Burnup & Sims"), two established names in the U.S. telecommunications and other utilities construction services industry. On March 11, 1994, the shareholders of Church & Tower acquired 65% of the outstanding common stock of Burnup & Sims in a reverse acquisition (the "Burnup Acquisition"). Following the change in control, the senior management of Burnup & Sims was replaced by Church & Tower management and the name of Burnup & Sims was changed to "MasTec, Inc." Church & Tower is considered the predecessor company to MasTec and, accordingly, the results of Burnup & Sims subsequent to March 11, 1994 are included in the results of the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1997, 1996 AND 1995 (continued)


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

Revenue Recognition

         Revenue and related costs for short-term construction projects (i.e., projects with duration of less than one month) are recognized as the projects are completed. Revenue generated by certain long-term construction contracts are accounted for by the percentage-of-completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. Losses, if any, on such contracts are provided for in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets (See Note 3). Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.

         The Company also  provides  management,  coordination,  consulting  and
administration  services  for  construction  projects.   Compensation  for  such
services is recognized ratably over the term of the service agreement.

Earnings Per Share

         In 1997, the Company adopted Statement of Financial Standards ("SFAS") No. 128, "Earnings per Share" issued by the Financial Accounting Standards Board "FASB" SFAS No. 128 requires the presentation of basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per common share includes the diluting effect of stock options and warrants using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings relates to options assumed exercised which were 177,000, 425,000 and 559,000 at December 31, 1995, 1996 and 1997, respectively.

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

Investments

         The Company's investment in real estate located primarily in Florida, acquired in connection with the Burnup Acquisition, is stated at its estimated net realizable value. Investments in unconsolidated companies are accounted for following the equity method of accounting when significant influence by the Company exists (see Note 2).

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

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates the effects of SFAS No. 130 will result in the disclosure of foreign currency translation adjustment as part of comprehensive income.

         In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131 to determine the extent of additional disclosure.


2.        ACQUISITIONS AND INVESTING ACTIVITIES

Domestic

         In July 1997, the Company completed the acquisition of Wilde, which provides telecommunications and cable television infrastructure services in Minnesota, North and South Dakota, Iowa, Nebraska and other bordering states. In August 1997, the Company completed the acquisition of Aidco, a company engaged in the installation and maintenance of voice, data and video local-area networks in the Western and Midwestern states. These acquisitions were consummated through stock-for-stock exchanges in which the Company issued approximately 1,371,000 shares of common stock. The Company has accounted for these mergers under the pooling of interest method. Accordingly, historical financial information has been restated to reflect the mergers as though they occurred as of the earliest period presented. These acquisitions are collectively referred to as the "Pooled Companies."

         During 1996 and 1997, the Company completed certain other acquisitions which have been accounted for under the purchase method of accounting and the results of operations have been included in the Company's consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1996 or 1997, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1997 were Kennedy Cable Construction, Inc., GJS Construction Co. d/b/a Somerville Construction and Shanco Corporation, three contractors servicing multiple systems operators such as Time Warner, Inc., Marcus Cable Company and Cox Communications, Inc. in a number of states including Alabama, Arizona, Florida, Georgia, New Jersey, New York, North Carolina, South Carolina and Texas; and R.D. Moody Associates, Inc., B&D Contractors of Shelby, Inc., Tele-Communications Corporation of Virginia, E.L. Dalton & Company, Inc., R.D. Moody Associates of Virginia, Inc. and Weeks Construction, Inc., six telecommunications and utility contractors with operations primarily in the southeastern and southwestern United States. Acquisitions made in 1996 were Carolina ComTec, Inc., a privately held company engaged in installing and maintaining voice, data and video networks, and Harrison-Wright Company Inc., one of the oldest telecommunications contractors in the southeastern United States.

         Intangible assets of approximately $23.6 million resulting from domestic business acquisitions are included in other long-term assets and principally consist of the excess acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill associated with domestic acquisitions is being amortized on a straight-line basis over a range of
15-20  years.   The  Company  periodically  reviews  goodwill  to  assess
recoverability.

         Separate results of the Pooled Companies for the periods prior to the consummation of the combinations, including a pro forma adjustment for income taxes related to the Subchapter S status of certain Pooled Companies are as follows:

                                                                                        Pooled
                                                                      MasTec           Companies        Combined
                                                                     --------          ---------        --------

Year ended December 31, 1995
Total revenue                                                        $174,583          $ 44,276         $218,859
Pro forma net (loss) income                                          $   (609)         $  3,377         $  2,768
Year ended December 31, 1996
Total revenue                                                        $472,800          $ 61,268         $534,068
Pro forma net income                                                 $ 30,065          $  3,051         $ 33,116
Year ended December 31, 1997
Total revenue                                                        $659,439          $ 43,930         $703,369
Pro forma net income                                                 $ 35,398          $  4,671         $ 40,069

International

         On April 30, 1996, the Company purchased from Telefonica 100% of the capital stock of Sintel, a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. In Argentina, Chile and Peru, the Company currently operates through unconsolidated corporations in which it holds 50% interests. The purchase price for Sintel was Spanish Pesetas ("Pesetas") 4.9 billion (US$39.5 million at the then exchange rate of 124 Pesetas to one U.S. dollar). An initial payment of Pesetas 650 million ($5.1 million) was made at closing. An additional Pesetas 650 million ($4.9 million) was paid on December 31, 1996, with the balance of the purchase price, Pesetas
3.6 billion (US$27.5 million), due in two equal installments on December 31, 1997 and 1998. The Company has paid a portion of the December 31, 1997 installment in connection with the acquisition debt, with the remaining amount to be paid pending resolution of the offsetting amounts between the Company and Telefonica. Prior to April 30, 1996, as part of the terms of the purchase and sale agreement with Telefonica, Sintel sold certain buildings to Telefonica and Telefonica repaid certain tax credits and made a capital contribution to Sintel (collectively referred to as the "Related Transactions"). The total proceeds from the Related Transactions were approximately $41.0 million and resulted in an increase in equity of $28.1 million prior to the purchase. The assets and liabilities resulting from the acquisition are disclosed in the supplemental schedule of non-cash investing and financing activities in the Consolidated Statements of Cash Flows. The Sintel acquisition gave the Company a significant international presence. See Note 9 regarding geographic information.

         The following information presents the unaudited pro forma condensed results of operations for the year ended December 31, 1996 as if the Company's acquisition of Sintel and the Related Transactions had occurred on January 1,

1996. The Sintel acquisition has been treated as a "purchase" as the term is used under generally accepted accounting principles. Management's estimate of fair value approximated that of the carrying value of the net assets acquired after reflecting a reserve for involuntary employee terminations of $12.4 million and deferred taxes of $4.3 million. The pro forma results, which include adjustments to increase interest expense resulting from the debt incurred pursuant to the Sintel acquisition ($700,000), offset by the reduction in interest and depreciation expenses resulting from the Related Transactions ($1 million) and a tax benefit at 35% is presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company had the Sintel acquisition and the Related Transactions occurred January 1, 1996.

                                              Pro forma results of operations
                                           for the year ended December 31, 1996
                                                      (in thousands)

Revenue                                                 $ 617,763
Income from continuing operations                          36,423
Net income                                                 36,312
Basic earnings per share:
Continuing operations                                   $    1.40
Discontinued operations                                      0.00
                                                         --------
  Net income                                            $    1.40
                                                         ========
Diluted earnings per share:
Continuing operations                                   $    1.37
Discontinued operations                                       .00
                                                         --------
  Net income                                            $    1.37
                                                         ========


         The pro forma results for the year ended December 31, 1996, include special charges incurred by Sintel related to a restructuring plan of $1.4 million.

         On July 31, 1997, the Company completed its acquisition of 51% of MasTec Inepar S/A-Sistemas de Telecomunicacoes ("MasTec Inepar"), a newly formed Brazilian telecommunications infrastructure contractor, for $29.4 million in cash payable over eleven months and 250,000 shares of common stock. Goodwill related to this acquisition at December 31, 1997 is $16.5 million and is included in other long-term assets. Goodwill is being amortized over 15 years.

Investing Activities

         In July 1996, the Company contributed its 36% ownership interest in Supercanal, S.A. ("Supercanal"), a cable television operator in Argentina, to a holding company which also held the other shares of Supercanal. Concurrently, Multicanal, S.A., one of the leading cable television operators in Argentina acquired a 20% interest in the holding company for approximately $17 million
in   cash  and  provided  significant  additional  financing  to  fund  pending acquisitions. As a result of the Multicanal investment, the shareholders entered into an agreement whereby Multicanal was granted veto powers over certain fundamental board and stockholder decisions and, along with the majority shareholder, was given operational control of Supercanal. The Company's interest in the holding company was reduced to approximately 28.8% by this transaction and the Company no longer exercised significant influence in the operations of Supercanal. Accordingly, its investment is accounted for at cost and is included in investments in unconsolidated companies.

         At December 31, 1997, the Company's investment in Supercanal was $16.0 million. Based on the most recent available financial information, for the nine months ended September 30, 1997, Supercanal incurred losses of $19.5 million
(unaudited)   and   reflected  a   shareholders'   deficiency  of  $7.2  million
(unaudited).

         In July 1995, the Company made a $25 million non-recourse term loan to Devono Company Limited, a British Virgin Islands corporation ("Devono"). The loan was collateralized by 40% of the capital stock of a holding company that owned 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of two cellular phone operators in the Republic of Ecuador. In June 1997, the Company converted its loan and accrued interest into the stock of the holding company. In December 1997, the Company sold its investment in the holding company for $20.0 million in cash and 7.5 million shares of Conecel Class B non-voting stock valued at $25.0 million. Accordingly, the Company recognized a gain of $4.4 million net of tax based of the percent of cash received to the total transaction value.


3.        ACCOUNTS RECEIVABLE-NET

         Accounts receivable are presented net of an allowance for doubtful accounts of $1.0 million, $3.1 million, and $3.1 million at December 31, 1995, 1996 and 1997, respectively. The Company recorded a provision for doubtful accounts of $.4 million, $1.2 million, and $0.3 million during 1995, 1996 and 1997 respectively. In addition, the Company recorded write-offs of $0.7 million, $0.1 million, and $0.7 million during 1995, 1996 and 1997, respectively and in 1996 and 1997 transferred from other accounts $0.9 million and $0.4 million, respectively.

         Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $4.1 million and $10.2 million at December 31, 1996 and 1997, respectively.

         Included in accounts receivable is unbilled revenue of $42.4 million and $97.5 million at December 31, 1996 and 1997, respectively. Such unbilled amounts represent work performed but not billable to customers as per individual contract terms.


4.        PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following as of December 31, 1996 and 1997 (in thousands):

                                                                       1996            1997
                                                                       ----            ----

Land                                                                $   7,583       $   8,430
Buildings and improvements                                              6,754           9,474
Machinery and equipment                                                77,254         106,254
Office furniture and equipment                                          3,876           5,810
                                                                     --------        --------
                                                                       95,467         129,968
Less-accumulated depreciation                                         (28,290)        (43,859)
                                                                     --------        --------
                                                                    $  67,177       $  86,109
                                                                     ========        ========

5.        DEBT

         Debt is comprised of the following (in thousands):

                                                                                           At December 31,
                                                                                       1996              1997
                                                                                       ----              ----

Revolving Credit Facility, at LIBOR plus 1.00% (6.96%
  at December 31, 1997)                                                             $       0         $  83,010
Fleet Credit Facility at LIBOR plus 2.00%-2.25%
  and 7.75% -7.94% at December 31, 1996)                                               46,865                 0
Revolving Credit Facility, at MIBOR plus 0.30% (7.0% at
  December 31, 1996 and 5.60% at December 31, 1997
  due on November 1, 1998)                                                             43,613            10,894
Other bank facilities, denominated in Spanish pesetas,
  at interest rates from 8.1% to 9.3% at December 31, 1996
  and 5.65% - 6.75% at December 31, 1997                                               11,048            17,438
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                               28,607            14,500
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                                   32,253            23,215
Real estate mortgage notes, at interest
  rates from 8.5% to 8.53%                                                              2,548                 0
                                                                                      -------           -------
Total debt                                                                            164,934           149,057
Less current maturities                                                               (39,916)          (54,562)
                                                                                      -------           -------

Long term debt                                                                      $ 125,018         $  94,495
                                                                                      =======           =======


         In June 1997, the Company obtained a $125.0 million revolving credit facility (the "Credit Facility"), from a group of financial institutions led by BankBoston, N.A. maturing on June 9, 2000 to replace the Fleet Credit Facility and certain other domestic debt. As a result of the prepayment of the Fleet Credit Facility, deferred financing costs and a termination fee totaling $690,000 were expensed in the second quarter of 1997. The Credit Facility is secured by a pledge of the stock of the Company's principal domestic subsidiaries and a portion of the stock of Sintel.

         Additionally, the Company has several credit facilities denominated in Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica. Interest on this facility accrues at MIBOR (Madrid interbank offered rate) plus .30%. At December 31, 1996 and 1997, the Company had $82.1 million (11.3 billion Pesetas) and $50.6 million (7.7 billion Pesetas), respectively of debt denominated in Pesetas, including $27.4 million and $22.3 million, respectively, remaining under the acquisition debt incurred pursuant to the Sintel acquisition (see Note 2). The Company has paid a portion of the December 31, 1997 installment in connection with the acquisition debt, with the remaining amount to be paid pending resolution of the offsetting amounts between the Company and Telefonica.

         On January 30, 1998, the Company sold $200.0 million, 7.75% senior subordinated notes (the "Notes") due in 2008 with interest due semi-annually. The net proceeds were used to repay amounts outstanding under the Credit Facility and for other corporate purposes.

         The Credit Facility and Notes contain certain covenants which, among other things, restrict the payment of dividends, limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions, and provide that the Company must maintain minimum amounts of stockholders' equity and financial ratio coverages, requiring, among other things, minimum ratios at the end of each fiscal quarter of debt to earnings, earnings to interest expense and accounts receivable to trade payables.

         In May 1996, the Company called its 12% convertible subordinated debentures (the "Debentures") effective June 30, 1996. The Debentures were converted into common stock increasing the number of shares outstanding by 690,456.

         At December 31, 1997 debt matures as follows:

                               1998                             $  54,562
                               1999                                11,485
                               2000                                83,010
                                                                 --------
                               Total                            $ 149,057
                                                                  =======

6.        STOCK OPTION PLANS

         Shares underlying stock options and exercise prices have been adjusted to reflect the three-for-two stock split declared in 1997 by the Board of Directors. The Company's only stock option plan currently in effect is the 1994 Stock Incentive Plan (the "1994 Plan"). However, options which were outstanding under the Company's 1976 and 1978 stock option plans at the time of the Burnup Acquisition remain outstanding in accordance with the terms of the respective plans. Approximately 49,200 shares have been reserved for and may still be issued in accordance with the terms of such plans. Compensation expense of $589,000 and $14,700 was recorded in 1996 and 1997, respectively, related to the 1976 plan.

         The 1994 Plan authorizes the grant of options or awards of restricted stock up to 2,500,000 shares of the Company's common stock, of which 500,000 shares may be awarded as restricted stock. As of December 31, 1997, options to purchase 1,412,625 shares had been granted. Options become exercisable over a five year period in equal increments of 20% per year beginning the year after the date of grant and must be exercised within ten years from the date of grant. Options are issued with an exercise price no less than the fair market value of the common stock at the grant date.

         The Company also adopted the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The Directors' Plan authorized the grant of options to purchase up to 600,000 shares of the Company's common stock to the non-employee members of the Company's Board of Directors. Options to purchase 112,500 shares have been granted to Board members through 1997. The options granted become exercisable ratably over a three year period from the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

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

         During 1997, options to purchase 209,000 shares of common stock at prices no less than the fair market value of the common stock at the date of grant ranging from $21.09 to $40.67 were granted to individuals outside the 1994 Plan subject to varying vesting schedules.

The following is a summary of all stock option transactions:

                                                                                                  Weighted Avg.
                                                           Weighted Avg.        Exercise         Fair Value of
                                                 Shares   Exercise Price         Price          Options Granted
                                                 ------   --------------         -----          ---------------

Outstanding December 31, 1994                    407,700     $ 4.62      $   0.10  -  $   5.29
Granted                                          303,000       8.48      $   6.83  -  $   8.92       $ 4.22
Exercised                                         (3,150)      5.29      $   0.10  -  $   5.29
Canceled                                         (30,750)      3.94      $   0.10  -  $   8.92
                                                --------

Outstanding December 31, 1995                    676,800     $ 6.33      $   0.10  -  $   8.92
Granted                                          306,000      17.05      $   7.42  -  $  28.58       $ 9.23
Exercised                                        (82,200)      6.38      $   0.10  -  $   8.92
Canceled                                          (2,700)      5.29      $   5.29  -  $   8.92
                                                --------

Outstanding December 31, 1996                    897,900       9.98      $    .10  -  $ 28.58
Granted                                          992,725      24.96      $  21.09  -  $ 48.19        $ 19.97
Exercised                                       (201,950)      5.58      $   0.10  -  $ 21.83
Canceled                                         (78,850)     23.62      $   5.29  -  $ 31.63
                                                --------

Outstanding December 31, 1997                  1,609,825      19.10      $   1.33  -   $ 48.18
                                               =========


The following table summarizes information about stock options outstanding at December 31, 1997:

                                               Options Outstanding                      Options Exercisable
                                  --------------------------------------------       ---------------------------
                                     Number          Wtd. Avg.        Wtd. Avg.         Number         Wtd. Avg.
           Range of               Outstanding        Remaining        Exercise       Excercisable      Exercise
       Exercise Prices            at 12/31/97     Contractual Life      Price         at 12/31/97       Price
       ---------------            -----------     ----------------      -----         -----------       -----

    $  1.33    -   $  8.16           251,250             6.9          $  5.73            43,650        $  5.63
    $  8.67    -   $  9.81           250,200             7.1          $  9.09            92,550        $  9.10
    $ 21.09    -   $ 26.50           839,400             9.7          $ 21.47            26,250        $ 21.52
    $ 28.19    -   $ 31.62           218,985             9.2          $ 31.55               750        $ 28.58
    $ 34.79    -   $ 48.19            49,990             9.3          $ 42.05                 -        $     -
                                     -------            ----            -----           -------         ------

    $  1.33    -   $ 48.19         1,609,825            8.79          $ 19.10           163,200        $ 10.26
                                   =========            ====            =====           =======         ======

         In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company is required to disclose pro forma net income and earnings per share both for 1996 and 1997 as if compensation expense relative to the fair value of the options granted had been included in earnings. The fair value of each option grant was estimated using the BlackScholes option-pricing model with the following assumptions used for grants in 1996 and 1997, respectively: a five and six year expected life for 1996 and 1997, respectively; volatility factors of 51% and 82%, respectively; risk-free interest rates of 6.13% and 5.5%, respectively; and no dividend payments. Had compensation cost for the Company's options plans been determined and recorded in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


                                                                       1996             1997
                                                                       ----             ----

Net income:
As reported, including pro forma tax adjustment                      $ 33,116         $ 40,069
Pro forma                                                            $ 32,262         $ 34,202

Basic earnings per share:
As reported, including pro forma tax adjustment                      $   1.27         $   1.47
Pro forma                                                            $   1.24         $   1.25

Diluted earnings per share:
As reported, including pro forma tax adjustment                      $   1.25         $   1.44
Pro forma                                                            $   1.22         $   1.23


         The 1996 and 1997 pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and does not reflect a tax benefit related to the compensation expense as such benefit would be reflected directly in stockholders' equity given that the options are considered incentive stock options.


7.        INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

                                                                       1995              1996             1997
                                                                       ----              ----             ----
Current:
Federal                                                              $  5,541          $  9,896         $  9,606
Foreign                                                                                   5,347            6,505
State and local                                                          (284)            1,535            1,670
                                                                       ------           -------          -------
Total current                                                           5,257            16,778           17,781
                                                                       ------           -------          -------

Deferred:
Federal                                                                (5,879)           (1,895)           2,778
State and local                                                          (493)             (218)             456
                                                                      -------           -------           ------
Total deferred                                                         (6,372)           (2,113)           3,234
                                                                      -------           -------           ------

(Benefit) provision for income taxes                                    (1,115)           14,665           21,015
Discontinued operations                                                   135               (70)              80
                                                                      -------           -------           ------
Total                                                              $     (980)         $ 14,595         $ 21,095
                                                                      =======           =======           ======

                                      F-21



         The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1997 are as follows (in thousands):

                                                                                        1996              1997
                                                                                        ----              ----
Deferred tax assets:
Accrued self insurance                                                                $  3,050          $ 2,100
Operating loss and tax credit carry forward                                                525            1,565
Accrual for disposal of discontinued
  operations                                                                             1,147                0
Intangible assets                                                                                         9,471
All other                                                                                4,774            7,550
                                                                                        ------          -------
Total deferred tax assets                                                                9,496           20,686
                                                                                        ------          -------

Deferred tax liabilities:
Property and equipment                                                                   5,817            7,536
Asset revaluations                                                                       5,462            6,066
All other                                                                                1,718            3,871
                                                                                        ------          -------
Total deferred tax liabilities                                                          12,997           17,473
Valuation allowance                                                                        500            1,376
                                                                                       -------          -------
Net deferred tax (liabilities) assets                                                 $ (4,001)        $  1,837
                                                                                       =======          =======


         The net change in the valuation allowance for deferred tax assets was an increase of $876,000. Such change is attributed to $1,304,000 related to a net operating loss which if not used will expire between 2006-2009, and a decrease of $428,000 related to the utilization of net operating losses.

         Deferred tax assets of  $2,096,000  and  $1,164,000  for 1996 and 1997,
respectively,   have  been  recorded  in  current  assets  in  the  accompanying consolidated financial statements.

         A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                                         l995               1996             1997
                                                                         ----               ----             ----
U.S. statutory federal rate
   applied to pretax income                                               35%                35%              35%
State and local income taxes                                                0                 2                2
Effect of dividend exclusion                                              (49)                0                0
Effect of non-U.S. tax rates                                                0                (1)              (1)
Foreign loss producing no tax benefit                                      62                 0                0
Adjustment of prior years' taxes                                          (46)                0                0
Change in federal statutory tax rate                                       82                 0                0
Change in state tax filing status                                         (77)                0                0
Income from S corporations accounted
   for as poolings                                                       (240)               (5)              (4)
Other                                                                      20                 0                1
                                                                          ---               ---              ---
(Benefit) provision for income taxes                                     (213)%              31%              33%
                                                                         ====               ===              ===


         No provision was made in 1996 and 1997 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time. At December 31, 1997, undistributed earnings of the foreign subsidiaries amounted to $26.2 million. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $2.3 million would have been required.

         The Internal Revenue Service (the "IRS") has examined the tax returns of Burnup & Sims for the fiscal years ended April 30, 1989 through April 30, 1993. The Company has filed a protest with the appellate level of the IRS regarding assessments made for the years 1989 through 1991. Adjustments, if any, as a result of this audit will be recorded as an adjustment to purchase accounting.

8.        CAPITAL STOCK

         The Company has authorized 100,000,000 shares of common stock. At December 31, 1996 and 1997, approximately 27,806,000 and 28,056,000 shares of common stock were issued, 26,992,000 and 27,580,000 shares were outstanding (adjusted for the stock split and pooling transactions) (see Note 2), respectively, and 814,000 and 476,000 were held in treasury, at cost (after giving effect to the stock split paid in the form of a dividend from treasury stock), respectively. At December 31, 1996 and 1997, the Company had 5,000,000 shares of authorized but unissued preferred stock.


9.       OPERATIONS BY GEOGRAPHIC AREAS

         The Company's principal source of revenue is derived from telecommunications infrastructure construction services in the United States, Spain and Brazil. The Company did not have significant international operations in 1995 accordingly, geographic information for 1996 and subsequent is presented below:

                                                                               For the Year Ended December 31,
                                                                               ------------------------------
                                                                                    1996              1997
                                                                                    ----              ----
Revenue
  Domestic                                                                       $ 345,913         $ 420,976
  International                                                                    188,155           282,393
                                                                                   -------           -------
Total                                                                            $ 534,068         $ 703,369
                                                                                   =======           =======

Operating income
  Domestic                                                                       $  33,760         $  44,327
  International                                                                     19,733            21,450
                                                                                   -------           -------
Total                                                                            $  53,493         $  65,777
                                                                                   =======           =======



Identifiable assets
  Domestic                                                                       $ 147,065         $ 206,200
  International                                                                    258,071           258,105
  Corporate                                                                        106,018           123,293
                                                                                   -------           -------
Total                                                                            $ 511,154         $ 587,598
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


10.      SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from providing telecommunications infrastructure services to Telefonica, BellSouth and Telebras. For the year ended December 31, 1995, the Company derived 33% of its revenue from services performed for BellSouth. For the year ended December 31, 1996, approximately 31% and 13% of the Company's revenue was derived from services performed for Telefonica and BellSouth, respectively. For the year ended December 31, 1997, approximately 26%, 12% and 11% of the Company's revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. Revenue generated by MasTec Inepar from Telebras is included from August 1, 1997 (See Note 2). Accounts receivable from the Company's two largest customers at December 31, 1996 and three largest for 1997 were $194.2 million and $192.0 million, respectively. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to derive a significant portion of its revenue in the future from Telefonica and its affiliates, BellSouth and Telebras.

11.      COMMITMENTS AND CONTINGENCIES

         In December 1990, Albert H. Kahn, a stockholder of the Company, filed a purported class action and derivative suit in Delaware state court against the Company, the then-members of its Board of Directors, and National Beverage Corporation ("NBC"), the Company's then-largest stockholder. The complaint alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions.

          In November 1993, Mr. Kahn filed a class action and derivative complaint against the Company, the then members of its Board of Directors, and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal shareholders of the Company. The 1993 lawsuit alleges, among other things, that the Company's Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of the Company by the Mas family, and that the Mas family had knowledge of the fiduciary duties owed by NBC and the Company's Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of the Company's Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing the Company's affairs prior to the acquisition by the Mas Family.

         There has been no activity in either of these lawsuits in more than a year. The Company believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

         In August 1997, the Company settled its lawsuit with BellSouth arising from certain work performed by a subcontractor of the Company from 1991 to 1993 for nominal consideration.

         In November 1997, Church & Tower filed a lawsuit against Miami-Dade County (the "County") in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against the Company seeking damages that the Company believes will not exceed $2.1 million. The County also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. The Company believes that any amounts due to the County under the existing agreement are not material and may be recoverable in whole or in part from Church & Tower subcontractors who actually performed the work and whose bills were submitted directly to the County.

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

         In connection with certain contracts, the Company has signed certain agreements of indemnity in the aggregate amount of approximately $87.5 million, of which approximately $37.3 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts.

         Federal, state and local laws and regulations govern the Company's operation of underground fuel storage tanks. The Company is in the process of removing, restoring and upgrading these tanks, as required by applicable laws, and has identified certain tanks and surrounding soil which will require remedial cleanups.

12.      FAIR VALUE

         For certain of the Company's financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term floating rate debt is carried at amounts that approximate fair value. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

         The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.


13.      DISCONTINUED OPERATIONS AND REAL ESTATE HELD FOR SALE

         In the third quarter of 1995, the Company determined to concentrate its resources and better position itself to achieve its strategic growth objectives by disposing of all of the general products segment that the Company acquired as part of the Burnup Acquisition. These operations and assets included Southeastern Printing Company, Inc. ("Southeastern"), Lectro Products, Inc. ("Lectro") and Floyd Theatres, Inc. ("Floyd Theatres"). As a result of the decision to accelerate disposal of these assets, the Company recorded a special charge in the third quarter of 1996 of $15.4 million to adjust the carrying values of its real estate investment to estimated net realizable value based on offers received by the Company to dispose of certain real estate investments in a bulk transaction. The original value assigned to the real estate investments contemplated the disposition of the properties on an individual basis and no considerations had previously been given to a bulk sale. In the fourth quarter of 1995, the Company recorded an additional charge of $7.7 million to reflect the value realized upon a sale of certain real estate and the Company's preferred stock investment in early 1996. These assets were sold at prices and in a manner designed to facilitate their immediate disposal so that the Company could concentrate its resources on its core telecommunications and other utilities construction business.

         In March 1995, the Company sold the indoor theater assets of Floyd Theatres for approximately $11.5 million. A gain of $1.5 million, net of tax, resulted from this transaction in the first quarter of 1995. In August 1995, the Company sold the stock of Lectro for $11.9 million in cash and a note receivable of $450,000. A gain of $5.9 million, net of tax, was recorded in the third quarter of 1995 related to the sale of Lectro. A loss of approximately $6.4 million, net of tax, relating to the disposition of these discontinued operations was recorded in the fourth quarter of 1995. In January 1997, the Company sold the assets of Southeastern at its carrying value for approximately $2.1 million in cash and a note for $500,000.

         As part of the acquisition of Harrison-Wright  Company,  Inc. (see Note
2), the Company purchased the assets of Utility Pre-cast, Inc. The Company intends to sell the pre-cast business and accordingly has reflected the net assets of approximately $4.2 million as a discontinued operation.

         Included in other current assets in the accompanying balance sheet is approximately $15.7 million and $10.9 million of real estate held for sale at December 31, 1996 and 1997, respectively.

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

         Summary operating results of discontinued operations, excluding net gains on disposal and estimated loss during the phase-out period, are as follows (in thousands):

                                                                       1995             1996              1997
                                                                       ----             ----              ----

Revenue                                                              $ 21,952         $ 12,665          $ 4,471
                                                                       ======           ======           ======

Earnings (loss) before income taxes                                  $     58         $   (288)         $   209
Provision (benefit) for income taxes                                       20             (111)              80
                                                                       ------           ------           ------
Net income (loss) from discontinued operations                       $     38         $   (177)         $   129
                                                                       ======           ======           ======





14.       QUARTERLY FINANCIAL DATA (Unaudited)

                                                      (Dollars in thousands, except earnings per share)
                                                   First      Second         Third        Fourth
                                                  Quarter    Quarter (2)    Quarter (3)  Quarter (4)      Total
                                                  -------    ----------     ----------   ----------       -----
1996:

Revenue                                          $  70,670   $ 122,964      $ 162,208    $ 178,226    $ 534,068
                                                   =======     =======        =======      =======      =======

Operating income                                 $   5,954   $  10,194      $  17,131    $  20,214    $  53,493
                                                   =======     =======        =======      =======      =======
Income from continuing operations,
  as reported                                    $   3,696   $   5,689      $  11,586    $  15,083    $  36,054
                                                   =======     =======        =======      =======      =======
Pro forma income from
  continuing operations (6)                      $   3,371   $   5,645      $  10,752    $  13,459    $  33,227
  (Loss) income from
    discontinued operations including gain
    (loss) on disposal, net of taxes                   (14)         27            163         (287)        (111)
                                                   -------     -------        -------      -------      -------

Pro forma net income                             $   3,357   $   5,672      $  10,915    $  13,172    $  33,116
                                                   =======     =======        =======      =======      =======

Pro forma basic earnings per share (1) (5):
  Continuing operations                          $    0.13   $    0.22      $    0.41    $    0.50    $    1.27
  Discontinued operations                             0.00        0.00           0.01        (0.01)        0.00
                                                   -------     -------        -------      -------      -------
                                                 $    0.13   $    0.22      $    0.42    $    0.49    $    1.27
                                                   =======     =======        =======      =======      =======

Diluted earnings per share (1) (5):
 Continuing operations                           $    0.13   $    0.22      $    0.40    $    0.49    $    1.25
 Discontinued operations                              0.00        0.00           0.01        (0.01)        0.00
                                                   -------     -------        -------      -------      -------
                                                 $    0.13   $    0.22      $    0.41    $    0.48    $    1.25
                                                   =======     =======        =======      =======      =======

1997:

Revenue                                          $ 138,290   $ 160,726      $ 201,117    $ 203,236    $ 703,369
                                                   =======     =======        =======      =======      =======

Operating income                                 $  15,704   $  19,818      $  22,319    $   7,936    $  65,777
                                                   =======     =======        =======      =======      =======

Income from continuing operations,
  as reported                                    $   9,571   $  12,816      $  13,832    $   6,316    $  42,535
                                                   =======     =======        =======      =======      =======

Pro forma income from
  continuing operations (6)                      $   9,478   $  12,001      $  12,145    $   6,316    $  39,940
  (Loss) income from
    discontinued operations
    including gain (loss)
    on disposal, net of taxes)                         (51)        123             46           11          129
                                                  --------     -------        -------      -------      -------

Pro forma net income                             $   9,427    $ 12,124      $  12,191    $   6,327    $  40,069
                                                  ========     =======        =======      =======      =======

Pro forma:
Basic earnings per share (1) (5):
  Continuing operations                          $    0.35    $   0.44      $    0.44    $    0.23    $    1.46
  Discontinued operations                             0.00        0.00           0.00         0.00         0.01
                                                  --------     -------        -------      -------      -------
                                                 $    0.35    $   0.44      $    0.44    $    0.23    $    1.47
                                                  ========     =======        =======      =======      =======

Diluted earnings per share (1) (5):
  Continuing operations                          $    0.35    $   0.43      $    0.43    $    0.23    $    1.43
  Discontinued operations                             0.00        0.00           0.00         0.00         0.01
                                                  --------     --------       -------      -------     --------
                                                 $    0.35    $   0.43      $    0.43    $    0.23    $    1.44
                                                  ========     =======        =======      =======     ========




(1)      Earnings  per  share   amounts  have  been   adjusted  to  reflect  the
         three-for-two stock split declared effected on February 28, 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.
(2)      The Company acquired Sintel (see Note 2) on April 30, 1996.
(3) In the third quarter of 1997, the Company commenced operations in Brazil (see Note 2). (4) In the fourth quarter of 1997, the Company sold, at a gain of $4.4 million net of tax, a portion of its investment in Conecel. See Note 2.
(5) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share data does not equal the total computed for the year due to changes in the weighted average number of common shares outstanding.
(6) Amounts and earnings per share have been adjusted to reflect a pro forma tax provision for two acquisitions accounted for under the pooling of interest method which were previously S corporations.



                                  SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the Securities Exchange
 Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                    MasTec, Inc.
                                    (Registrant)




                                    ------------------------------------
                                    Edwin D. Johnson
                                    Senior Vice President -
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.



_______________________________                      ___________________________
Jorge Mas                                            Joel-Tomas Citron
Chairman of the Board, President and                 Director
Chief Executive Officer
(Principal Executive Officer)




_______________________________
Jose S. Sorzano
Director




_______________________________
Arthur B. Laffer
Director



_______________________________
Eliot C. Abbott
Director

EXHIBIT INDEX


3.1       Certificate of Incorporation and By-laws of the Company, filed as
          Exhibit 3(i) to Company's Registration Statement on Form S-8 (File No. 33-55237) and incorporated by reference herein.

3.2 Certificate of Amendment to Certificate of Incorporation of the Company.

4.1 7 3/4% Senior Subordinated notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (file No. 333-46361) and incorporated by reference herein.

10.1 Stock Option Agreement dated March 11, 1994 between the Company and Arthur B. Laffer as filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.2 Stock Option Agreement dated December 29, 1997 between the Company and Henry N. Adorno.

10.3 Stock Option Agreement dated December 29, 1997 between the Company and Joel-Tomas Citron.

10.4 Revolving Credit Agreement dated as of June 9, 1997 between the Company, certain of its subsidiaries, and Bank Boston, N.A. as agent.

10.5 Agreement dated July 21, 1997 between the Company and Inepar S/A Industrias e Construcoes.

21.1      Subsidiaries of the Company.

23.1      Consent of Arthur Andersen L.L.P.

23.2      Consent of Arthur Andersen L.L.P.

23.3      Consent of Arthur Andersen L.L.P.

23.4      Consent of Arthur Andersen L.L.P.

23.5      Consent of Arthur Andersen L.L.P.

23.6      Consent of Arthur Andersen L.L.P.

23.7      Consent of Arthur Andersen L.L.P.

23.8      Consent of Arthur Andersen L.L.P.

23.9      Consent of Arthur Andersen L.L.P.

23.10     Consent of Coopers & Lybrand L.L.P.

23.11     Consent of Coopers & Lybrand L.L.P.

23.12     Consent of Coopers & Lybrand L.L.P.

23.13     Consent of Coopers & Lybrand L.L.P.

23.14     Consent of Coopers & Lybrand L.L.P.

23.15     Consent of Coopers & Lybrand L.L.P.

23.16     Consent of Coopers & Lybrand L.L.P.

23.17     Consent of Coopers & Lybrand L.L.P.

23.18     Consent of Coopers & Lybrand L.L.P.

27.1      Financial Data Schedule - 1997

27.2      Financial Data Schedule - 1996

27.3      Financial Data Schedule - 1995