Form 10-Q
period 1998-03-31
MASTEC INC
filed 1998-05-15
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                          Commission file number 0-3797









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

Former name, former address and former fiscal year, if changed since lastreport:
                                 Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding as of
          Class of Common Stock                             May 13, 1998
          ---------------------                             ------------
            $ 0.10 par value                                 27,809,805


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


                                  MasTec, Inc.
                                      Index



PART I        FINANCIAL INFORMATION

Item 1 -  Unaudited Condensed Consolidated Statements of Income
              for the Three Month Period Ended March 31, 1998 and
              March 31, 1997.............................................................................3

              Condensed Consolidated Balance Sheets as of March 31, 1998
              (Unaudited) and December 31, 1997..........................................................4

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Three Month Period Ended March 31, 1998 and
              March 31, 1997.............................................................................5

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)...........................................................7

    Item 2 -  Management's Discussion and Analysis of Results of Operations
              and Financial Condition...................................................................11

PART II       OTHER INFORMATION.........................................................................15


                                  MASTEC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                              (Unaudited)
                                                                                        1998              1997
----------------------------------------------------------------------------------------------------------------
Revenue                                                                               $ 186,095        $ 138,290
Costs of revenue                                                                        152,966           99,271
Depreciation and amortization                                                             7,896            4,304
General and administrative expenses                                                      38,499           19,011
                                                                                       --------         --------
     Operating (loss) income                                                            (13,266)          15,704
Interest expense                                                                          5,056            2,933
Interest and dividend income                                                              1,433              533
Other income, net                                                                           243              477
                                                                                       --------         --------
(Loss)  income  from  continuing   operations   before  equity  in  earnings  of
   unconsolidated companies, (benefit) provision for income taxes and
   minority interest                                                                    (16,646)          13,781
Equity in earnings of unconsolidated companies                                              422              737
(Benefit) provision for income taxes (1)                                                 (5,249)           5,057
Minority interest                                                                          (853)             (34)
                                                                                       --------         --------
Net (loss) income                                                                       (11,828)           9,427

Basic (loss) earnings per share:
Weighted average common shares outstanding (2)                                           27,677           27,012
(Loss) earnings per share (1) (2):                                                    $   (0.43)       $    0.35


Diluted (loss) earnings per share:
Weighted average common shares outstanding (2)                                           27,677           27,439
(Loss) earnings per share (1) (2):                                                    $   (0.43)       $    0.34


(1) 1997 provision for income taxes and net income have been adjusted to reflect a tax provision of $93 for companies which were previously S corporations.

(2) Amounts have been adjusted to reflect the three-for-two stock split effected on February 28, 1997 and shares issued in connection with two acquisitions accounted for under the pooling of interest method.

The accompanying notes are an integral part of these consolidated financial statements.



                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     March 31,          December 31,
                                                                       1998                 1997
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 103,794            $   6,063
   Accounts receivable-net and unbilled revenue                       358,511              346,596
   Inventories                                                         13,080                8,746
   Other current assets                                                41,163               32,791
                                                                      -------              -------
         Total current assets                                         516,548              394,196
                                                                      -------              -------

Property and equipment-at cost                                        153,545              129,968
Accumulated depreciation                                              (49,953)             (43,859)
                                                                      -------              -------
   Property and equipment-net                                         103,592               86,109
                                                                      -------              -------

Investments in unconsolidated companies                                49,394               48,160
                                                                      -------              -------
Other assets                                                          118,780               59,133
                                                                      -------              -------

         TOTAL ASSETS                                               $ 788,314            $ 587,598
                                                                      =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of debt                                       $  76,209            $  54,562
   Accounts payable                                                   161,754              166,843
   Other current liabilities                                           67,089               49,043
                                                                      -------              -------
         Total current liabilities                                    305,052              270,448
                                                                      -------              -------

Other liabilities                                                      41,191               41,924
                                                                      -------              -------

Long-term debt                                                        270,164               94,495
                                                                      -------              -------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                         2,805                2,805
   Capital surplus                                                    100,388               99,235
   Retained earnings                                                   75,093               86,921
   Accumulated translation adjustments                                 (3,078)              (3,466)
   Treasury stock                                                      (3,301)              (4,764)
                                                                      -------              -------
         Total stockholders' equity                                   171,907              180,731
                                                                      -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 788,314             $ 587,598
                                                                      =======               =======

The accompanying notes are an integral part of these consolidated financial statements.


>


                                  MASTEC, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      1998                  1997
                                                                                      ----                  ----
                                                                                            (Unaudited)
Cash flows from operating activities:
Net (loss) income                                                                 $(11,828)             $  9,520
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
Minority interest                                                                      855                    34
Depreciation and amortization                                                        7,896                 4,304
Equity in earnings of unconsolidated companies                                        (422)                 (737)
Loss on sale of assets                                                                 104                   187
Changes  in  assets  and  liabilities   net  of  effect  of   acquisitions   and
divestitures:
  Accounts receivable-net and unbilled revenue                                        (761)               37,385
  Inventories and other current assets                                              (2,314)                 (973)
  Other assets                                                                      (6,681)               (1,501)
  Accounts payable and accrued expenses                                             (4,700)              (29,363)
  Income taxes                                                                       6,662                  (397)
  Other current liabilities                                                          2,038                   710
  Other liabilities                                                                 (7,218)                 (294)
                                                                                   -------               -------
  Net cash (used in) provided by operating activities                              (16,369)               18,875
                                                                                   -------               -------

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired                                   (44,605)               (3,934)
(Advances) repayment of notes receivable                                            (3,322)                   26
Capital expenditures                                                               (16,458)               (2,291)
Investment in unconsolidated companies                                              (1,346)               (3,797)
Proceeds from sale of assets                                                           487                 6,619
                                                                                   -------               -------
Net cash used in investing activities                                              (65,244)               (3,377)
                                                                                   -------               -------

Cash flows from financing activities:
Proceeds from Revolver                                                              78,786                19,280
Proceeds from Notes                                                                199,724                     0
Financing costs                                                                     (4,993)                    0
Debt repayments                                                                    (95,722)              (43,239)
Net proceeds from common stock issued                                                1,586                 3,173
Distributions by pooled companies                                                        0                  (260)
                                                                                   -------               -------
Net cash provided by (used in) financing activities                                179,381               (21,046)
                                                                                   -------               -------

Net increase (decrease) in cash and cash equivalents                                97,768                (5,548)

Effect of translation on cash                                                          (37)                 (269)

Cash and cash equivalents - beginning of period                                      6,063                10,989
                                                                                   -------               -------
Cash and cash equivalents - end of period                                         $103,794              $  5,172
                                                                                   =======               =======





The accompanying notes are an integral part of these consolidated financial statements.




                                  MASTEC, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             1998                  1997
                                                                             ----                  ----
                                                                                     (Unaudited)

Acquisitions:
Fair value of assets acquired:
Accounts receivable                                                         $ 15,980             $  5,487
Inventories                                                                    2,175                  193
Other current assets                                                           1,905                   77
Property                                                                       9,197                3,491
Other assets (1)                                                              27,760                1,323
                                                                              ------               ------
Total non-cash assets                                                         57,017               10,571
                                                                              ------               ------
Liabilities                                                                   18,378                3,626
Debt                                                                           6,954                3,246
                                                                              ------               ------
Total liabilities assumed                                                     25,332                6,872
                                                                              ------               ------
Net non-cash assets acquired                                                  31,685                3,699
Cash acquired                                                                  2,608                  654
                                                                              ------               ------
Fair value of net assets acquired                                             34,293                4,353
Excess over fair value of assets acquired                                     21,549                6,174
                                                                              ------               ------
Purchase price                                                              $ 55,842             $ 10,527
                                                                              ======               ======


Note payable issued in acquisitions                                         $  8,629             $    130
Cash paid and common stock issued for acquisitions                            47,213                6,397
Contingent consideration                                                           0                4,000
                                                                              ------               ------
Purchase price                                                              $ 55,842             $ 10,527
                                                                              ======               ======



Property acquired through financing arrangements                            $      0             $    413
                                                                              ======               ======


In 1997, the Company issued approximately 172,982 shares of Common Stock for acquisitions. Common Stock was issued from treasury stock at a cost of approximately $1.4 million.


(1)    Includes net assets of two acquisitions made on March 31, 1998 totaling $26.5 million.



The accompanying notes are an integral part of these consolidated financial statements.

1.       CONSOLIDATION AND PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operations or financial position of MasTec.


2.       COMPREHENSIVE INCOME

         The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three month period ended March 31:

                                                  1998                  1997 (1)
                                                ---------              ---------

Net (loss) income                               $ (11,828)             $  9,427
Other comprehensive income:
   Unrealized translation gain (loss)                 388                (1,061)
                                                 --------                ------

Comprehensive (loss) income                    $  (11,440)             $  8,366
                                                 ========                ======


(1) Net income for 1997 includes a pro forma tax adjustment for companie pooled in 1997 that were not subject to taxation.


3.       ACQUISITIONS

         During the quarter ended March 31, 1998, the Company completed certain acquisitions which have been accounted for under the purchase method of accounting and which results of operations have been included in the Company's condensed consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1998 or 1997, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1998 were M.E. Hunter, Inc. of Atlanta, Georgia, C & S Directional Boring, Inc. of Purcell, Oklahoma, Office Communications Systems, Inc. of Chino, California, and Phasecom Systems, Inc. of Toronto, Canada, four telecommunications infrastructure and utility contractors with operations primarily in the western and northern United States, as well as Canada. Also, on March 31, 1998, the Company closed on two acquisitions which are included in other assets pending the allocation of the purchase price of $26.5 million. Additionally, CIDE Engenharia Ltda., a Brazilian telecommunications infrastructure contractor, was purchased on March 31, 1998. Subsequent to March 31, 1998, the Company completed two other acquisitions.

4.       DEBT

         Debt is comprised of the following (in thousands):

                                                                                    March 31,       December 31,
                                                                                      1998              1997
                                                                                      ----              ----

Revolving Credit Facility, at LIBOR plus 1.00% (6.68% at
  March 31, 1998 and 6.96% at December 31, 1997)                                   $  58,500        $  83,010
Revolving Credit Facility, at MIBOR plus 0.30% (5.17% at
  March 31, 1998 and 5.60% at December 31, 1997
  due on November 1, 1998)                                                            15,486           10,894
Other bank facilities, denominated in Spanish pesetas,
  at interest rates from 4.89% to 6.75% at March 31, 1998
  and 5.65% - 6.75% at December 31, 1997                                              22,311           17,438
Other bank facility at LIBOR plus 1.25% (6.93 at March 31, 1998)                       5,000                0
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2000                               7,000           14,500
Notes payable for acquisitions, at interest rates from
  7% to 8% due in installments through February 2000                                  38,347           23,215
Senior subordinated notes, 7.75% due 2008                                            199,729                0
                                                                                     -------          -------
Total debt                                                                           346,373          149,057
Less current maturities                                                               76,209           54,562
                                                                                     -------          -------

Long term debt                                                                     $ 270,164        $  94,495

                                                                                     =======          =======


        The Company has a $125.0 million revolving credit facility (the "Credit Facility") from a group of financial institutions led by BankBoston, N.A. maturing on June 9, 2000. The Credit Facility is collateralized by the stock of the Company's principal domestic subsidiaries and a portion of the stock of Sintel, the Company's Spanish subsidiary.

         Additionally, the Company has several credit facilities denominated in Spanish Pesetas, one of which is a revolving credit facility with a wholly-owned finance subsidiary of Telefonica de Espana, S.A. ("Telefonica"). Interest on this facility accrues at MIBOR (Madrid interbank offered rate) plus .30%. At March 31, 1998 and December 31, 1997, the Company had $59.4 million (9.1 billion Pesetas) and $50.6 million (7.7 billion Pesetas), respectively of debt denominated in Pesetas, including $21.6 million and $22.3 million, respectively, remaining under the acquisition debt incurred pursuant to the Sintel acquisition. The Company has paid a portion of the December 31, 1997 installment in connection with the acquisition debt, with the remaining amount to be paid pending resolution of the offsetting amounts between the Company and Telefonica.

         On January 30, 1998, the Company sold $200.0 million, 7.75% senior subordinated notes (the "Notes") due in 2008 with interest due semi-annually. The net proceeds were used to repay amounts outstanding under the Credit Facility and the remaining balance was used to purchase short-term investments.

         The Credit Facility and Notes contain certain covenants which, among other things, restrict the payment of dividends, limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions, and provide that the Company must maintain minimum amounts of stockholders' equity and financial ratio coverages, requiring, among other things, minimum ratios at the end of each fiscal quarter of debt to earnings, earnings to interest expense and accounts receivable to trade payables. At March 31, 1998, the Company had violated one of the financial ratio covenants under the Credit Facility which has been waived by the lenders.

5.       OPERATIONS BY GEOGRAPHIC AREAS

         The  Company's   principal  source  of  revenue  is  the  provision  of
telecommunications infrastructure construction services in the United States, Spain and Brazil.

                                          1998                        1997
                                          ----                        ----
Revenue
  North American                        $ 110,402                  $  82,581
  Spain                                    45,943                     55,709
  Brazil                                   29,750                          0
                                          -------                    -------
Total                                   $ 186,095                  $ 138,290
                                          =======                    =======

Operating (loss) income
  North American                        $  (2,735)                 $  10,343
  Spain                                   (12,578)                     5,361
  Brazil                                    2,047                          0
                                          -------                    -------
Total                                   $ (13,266)                 $  15,704
                                          =======                    =======


                                                   As of March 31,
Identifiable assets
  North American                        $ 275,803                  $ 148,853
  Spain                                   153,409                    199,954
  Brazil                                  106,204                          0
  Corporate                               252,898                    116,000
                                          -------                    -------
Total                                   $ 788,314                  $ 464,807
                                          =======                    =======

         There are no transfers between geographic areas. Operating (loss) income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Domestic operating
(loss) income is net of corporate general and administrative expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, real estate held for sale and notes receivable.


6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from the provision of telecommunications infrastructure services to Telefonica, Telecomunicacoes Brasileiras S.A. ("Telebras") and BellSouth Telecommunications Corp. ("BellSouth"). For the quarter ended March 31, 1998, approximately 23%, 16% and 10% of the Company's revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. During the quarter ended March 31, 1997, the Company derived 36% and 12% of its revenue from Telefonica and BellSouth. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to derive a significant portion of its revenue in the future from these customers.


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

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Certain statements in this Quarterly Report are forward-looking, such as statements regarding the Company's future growth and profitability. These forward looking statements are based on the Company 's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to significantly from results expressed or implied in any forward-looking statements included in this Quarterly Report. These risks and uncertainties include, but are not limited to, the Company's relationship with key customers, implementation of the Company's growth strategy, and seasonality. These and other risks are detailed in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission. Overview

         MasTec is one of the world's largest contractors specializing in the build-out of telecommunications and other utilities infrastructure. The Company's business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office telecommunications equipment. The Company also provides infrastructure construction services to the electric power industry and other public utilities.

         During the quarter ended March 31, 1998, the Company's North American operations were affected by severe weather conditions in numerous regions as a result of the climatic condition known as El Nino. These weather conditions resulted in numerous delays in completing scheduled work and required the utilization of additional or more expensive crews and equipment to accomplish the work. Because of the current labor shortage in many of the regions in which the Company operates and to meet customer demand, the Company chose to continue working as much as possible despite the bad weather and to retain idle or underutilized employees rather than lay them off as is customary during slow periods. This decision resulted in significantly reduced productivity in many of the Company's domestic operations. The Company expects productivity to improve in the second quarter.

         In March 1998, Sintel entered into an agreement with its unions to resolve its pending labor dispute. Under the agreement, the Company is entitled to permanently reduce its workforce, beginning with the placement of 209 employees on temporary unemployment partly paid by the Spanish government for up to six months. Additional voluntary terminations and the results of certain agreed upon restructuring measures will allow the Company to quantify final severance arrangements over that period. In addition, the agreement calls for reductions in certain non-wage compensation and increases in productivity benchmarks. The agreement also contemplates an increase in base wage rates for remaining union workers. As a result of the agreement reached, the Company recorded a severance charge related to operational personnel and administrative personnel of $ 1.9 million and $11.5 million, respectively. The total charge of $13.4 million negatively impacted the Company's operating margins in the first quarter of 1998. While management anticipates a reduction in ongoing operating costs to result from these measures, the Company recognizes that it services an increasingly competitive telephony industry in the Spanish market and a substantial portion of any savings may be offset by more competitive prices to Telefonica and other communication service customers.

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

                   Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

         The  following  table  sets  forth  certain   historical   consolidated
financial  data as a percentage  of revenue for the three months ended March 31,
1998 and 1997.

                                                                                  1998                  1997
                                                                                  ----                  ----

Revenue                                                                          100.0%                100.0%
Costs of revenue                                                                  82.2%                 71.8%
Depreciation and amortization                                                      4.2%                  3.1%
General and administrative expenses                                               20.7%                 13.7%
Operating margin                                                                  (7.1)%                11.4%
Interest expense                                                                   2.7%                  2.1%
Interest and dividend income and other income, net,
  equity in unconsolidated companies and minority
  interest                                                                         0.7%                  1.3%
(Loss) income from continuing operations before provision for income taxes        (9.1)%                10.5%
Provision for income taxes (1)                                                    (2.8)%                 3.6%
(Loss) income from continuing operations (1)                                      (6.3)%                 6.9%


(1) Provision for income taxes and income from continuing operations has been adjusted to reflect a tax provision for companies that were S corporations.

         Revenue from North American operations increased $27.8 million, or 33.7%, to $110.4 million in 1998 as compared to $82.6 million in 1997. North American revenue growth was primarily generated by acquisitions completed in the latter part of 1997. Revenue generated by international operations increased $20.0 million, or 35.9%, to $75.7 million in 1998 as compared to $55.7 million in 1997 due primarily to the inclusion of the Company's Brazilian operations which totaled $29.8 million in 1998 results. The Company's Spanish revenue was negatively impacted in 1998 by a management decision to reduce the volume of work pending the resolution of the labor dispute. See Overview.

         Gross profit (revenue less cost of revenue), excluding depreciation and amortization, decreased $5.9 million, or 15.1%, to $33.1 million, or 17.8% of revenue in 1998 as compared to $39.0 million, or 28.2% of revenue in 1997. The decrease in gross profit as a percentage of revenue was due primarily to lower productivity generated by North American operations resulting from lower productivity due to severe weather conditions experienced in numerous regions coupled with a $1.9 million severance charge recorded by the Spanish operations as a result of the agreement reached with the union in March 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview. North American gross margins (gross profit as a percentage of revenue) decreased to 18.3% in 1998 from 27.9% in 1997 primarily due to inefficiencies resulting from severe weather conditions and the performance of certain higher margin domestic jobs during 1997. International gross margins decreased to 17.0% in 1998 as compared to 28.8% in 1997 primarily due to the severance charge recorded by Spanish operation coupled with lower margins from the Company's newly formed Brazilian operations (16.0%).

         Depreciation and amortization increased $3.6 million, or 83.7%, to $7.9 million in 1998 from $4.3 million in 1997. The increase in depreciation and amortization was a result of increased capital expenditures in the latter part of 1997 and the first quarter of 1998, as well as depreciation and amortization associated with acquisitions. As a percentage of revenue, depreciation and amortization was 4.2% and 3.1% of revenue for 1998 and 1997, respectively.

         General and administrative expenses increased $19.5 million, or 102.6%, to $38.5 million, or 20.7% of revenue for 1998 from $19.0 million, or 13.7% of revenue for 1997. The increase is primarily due to the severance charge recorded by the Company's Spanish operations and charges related to the realignment of the Company's North American operations into product lines. North American general and administrative expenses were $16.0 million, or 14.5% of domestic revenue in 1998, compared to $9.1 million, or 11.0% of domestic revenue for 1997. The increase in dollar amount of domestic general and administrative expenses is due primarily to acquisitions and charges related to the integration of the acquisitions, system conversions and consolidation of operating units into product lines. The decline as a percentage of domestic revenue is due primarily to the higher revenue volume. International general and administrative expenses increased $12.6 million, or 127.3%, to $22.5 million, or 30.0% of international revenue in 1998 from $9.9 million, or 17.9% of international revenue for 1997. The increase in international general and administrative expenses was primarily due to a severance charge of $11.5 million recorded by the Company's Spanish operations as a result of the agreement reached with the union to reduce administrative personnel in excess of 200 people. Also affecting the level of international general and administrative expenses were expenses incurred by the Company's Brazilian operation of approximately $2.4 million. The Company did not operate in Brazil until August 1997.

         The Company experienced an operating loss for the three months ended March 31, 1998 of $13.3 million. Absent the severance charges and other charges incurred by its North American operations as a result of its realignment into product lines and integration of acquisitions, the Company would have generated $4.3 million of operating profit or 2.3% of revenue for 1998 compared to $15.7 million or 11.4% of revenue for 1997. Favorably impacting 1997 operating income were short-term projects with attractive pricing and terms.

         Interest expense increased $ 2.2 million or 75.9%, to $5.1 million for 1998 from $2.9 in 1997 primarily due to the Company's $200.0 million bond offering completed in February 1998. Offsetting the increase was lower interest rates on Spanish borrowings. See -"Financial Condition, Liquidity and Capital Resources."

         Interest income and other income, net equity in unconsolidated companies and minority interest remained basically unchanged in the aggregate when compared to the 1997 period, however interest income increased significantly due to temporary short-term investments offset by an increase in minority interest attributable to the Company's Brazilian operations.

         Benefit from income taxes was $5.3 million, or 31.3% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests in 1998, compared to a pro forma provision of $5.1 million, or 37.0% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests in 1997. The decline in the effective tax rate was primarily due to the severance charge recorded by the Spanish operations which have a lower effective tax rate.

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

         Net cash used in operating activities for the 1998 period was $16.4 million, compared to cash provided of $18.9 million in the 1997 period. This decrease was due to a breakeven result for 1998 absent charges previously discussed, fluctuations in working capital, particularly a reduction of accounts payable balances companywide and an increase in accounts receivable and unbilled revenue from Brazilian operations.

         The Company invested cash, net of cash acquired, in acquisitions and investments in unconsolidated companies totaling $44.6 million during 1998 compared to $3.9 million in 1997. During 1998, the Company made capital expenditures of $16.5 million, primarily for machinery and equipment used in the production of revenue, compared to $2.3 million in 1997.

         As of March 31, 1998, working capital totaled $211.5 million, compared to working capital of $123.7 million at December 31, 1997. Included in working capital at March 31, 1998 were temporary investments of approximately $72.0 million.

         The Company continues to pursue a strategy of growth through acquisitions and internal expansion. Late in the first quarter of 1998, the Company completed seven acquisitions for $47.2 million in cash and seller financing of $8.6 million. The Company believes that cash generated from operations, borrowings under its $125.0 million revolving credit facility with a syndicate of banks led by BankBoston, N.A. (the "Credit Facility"), and proceeds from the sale of investments and non-core assets will be sufficient to finance these payments, as well as the Company's working capital needs, capital expenditures and debt service obligations for the foreseeable future. Future acquisitions are expected to be financed from these sources, as well as other external financing sources to the extent necessary, including the additional borrowings.

         In February 1998, the Company issued $200.0 million principal amount of 7.75% Senior Subordinated Notes (the "Notes") due 2008 with interest due semi-annually. The Credit Facility and the Notes contain certain covenants which, among other things, restrict the payment of dividends, limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions, and provide that the Company must maintain minimum amounts of stockholders' equity and financial ratio coverages, requiring, among other things, minimum ratios at the end of each fiscal quarter of debt to earnings, earnings to interest expense and accounts receivable to trade payables. See Note 4 of Notes to Consolidated Financial Statements.

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

Year 2000

         Management continues to assess the impact of the year 2000 on the Company's operations and is working with the appropriate application vendors and consultants to formulate and implement the most cost-effective approach to resolving this issue.

PART II - OTHER INFORMATION
MARCH 31, 1998

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

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                   (a)      Exhibits

                            Exhibit 27.1  Article 5 - Financial Data Schedules.

                   (b) On January 20, 1998, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the appointment of Henry N.Adorno as the Company's Executive Vice President and special Counsel; Juan Antonio Casanova as Chief Executive of Sintel; Joel-Tomas Citron as a new member of the Board of Directors and the election by members of the Board of Directors of Jorge Mas, President and Chief Executive Officer, to the position of Chairman of the Board. The Company also
                            announced  the   relocation  of  Ubiratan   Rezende,
                            Senior Vice President of International Operations, to Brazil to spearhead corporate development for the Company in the region. Additionally, the Company announced the acquisition of Weeks Construction Company and M.E. Hunter, as well as its intent to issue $150 million in senior subordinated notes due in 2008.

                   (c)      On  February 2, 1998,  the  Company  filed a
                            Form 8-K Current Report with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the agreement reached with the unions representing its Spanish workforce.

                   (d)      On February  20, 1998,  the Company  filed a
                            Form 8-K Current Report with the Securities and Exchange Commission reporting information under Item 5 thereof regarding the sale of $200 million in senior subordinated notes due in 2008 with a coupon rate of 7 3/4 percent. In addition, the
                            Company   announced   the   acquisition   of
                            Phasecom Systems, Inc. of Toronto, Canada.

                   (e) On April 27, 1998, the Company filed a Form 8-K Current Report with the Securities and Exchange Commission reporting information under Item 5 thereof announcing it had obtained a license in Paraguay to construct and operate a personal communication system (PCS) with national coverage. The Company also announced approval by the Board of Directors of a stock repurchase program. Additionally, the Company announced the
                            appointment of Julio G. Rebull,  Jr. to   the newly
                            created position of Senior Vice President of Marketing and Corporate Communications.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MasTec, Inc.
                                             Registrant




Date: May 15, 1998                  /s/ Edwin D. Johnson
                                    --------------------
                                    Edwin D. Johnson
                                    Senior Vice President-
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)