Form 10-Q
period 1998-06-30
MASTEC INC
filed 1998-08-14
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                          Commission file number 0-3797

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


                                                   Outstanding as of
          Class of Common Stock                     August 11, 1998
             $ 0.10 par value                         27,399,999


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                                  MasTec, Inc.
                                      Index


PART I        FINANCIAL INFORMATION

    Item 1 -  Unaudited Condensed Consolidated Statements of Income
              for the Three and Six Month Periods Ended June 30, 1998 and 1997...........................3

              Condensed Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997......................................................................4

              Unaudited Consolidated Statement of Shareholders' Equity for
              the Six Month Period ended June 30, 1998...................................................5

              Unaudited Condensed Consolidated Statements of Cash Flows
              for the Six Month Period Ended June 30, 1998 and 1997......................................6

              Notes to Condensed Consolidated
              Financial Statements (Unaudited)...........................................................8

    Item 2 -  Management's Discussion and Analysis of
              Results of Operations and Financial Condition.............................................13

PART II       OTHER INFORMATION.........................................................................20





                                  MasTec, Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                     (Unaudited)                  (Unaudited)
                                                                 1998           1997         1998            1997

Revenue                                                      $ 246,106       $ 141,499    $ 432,201       $ 271,642
Costs of revenue                                               186,228         101,824      339,194         195,039
Depreciation and amortization                                   10,935           4,503       19,164           8,307
General and administrative expenses                             28,932          17,558       67,431          35,187
                                                               -------         -------      -------         -------
     Operating income                                           20,011          17,614        6,412          33,109

Interest expense                                                 7,072           2,582       12,128           5,455
Interest and dividend income                                     1,956             330        3,389             792
Other income, net                                                1,171             470        1,414             939
Income (loss) before equity in earnings
   of unconsolidated companies,
  provision for income taxes and
   minority interest                                            16,066          15,832         (913)         29,385
                                                               -------         -------      -------         -------
Equity in earnings of unconsolidated companies                     333             579          755           1,316
Provision for income taxes                                       6,113           5,558          803          10,527
Minority interest                                                 (892)            (27)      (1,745)            (61)
                                                               -------         -------      -------         -------
Net income (loss)                                            $   9,394       $  10,826   $   (2,706)     $   20,113
                                                               =======         =======      =======         =======

Basic earnings (loss) per share:
Weighted average common shares outstanding                      27,816          25,812       27,746          25,727
Earnings (loss) per share                                    $     .34       $     .42   $     (.10)     $      .78
                                                               =======         =======      =======         =======


Diluted earnings (loss) per share:
Weighted average common shares outstanding                      28,157          26,420       27,746          26,244
Earnings (loss) per share                                    $     .33       $     .41   $     (.10)     $      .77
                                                               =======         =======      =======         =======





The accompanying notes are an integral part of these financial statements.



                                  MasTec, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              June 30,            December 31,
                                                                                1998                 1997
                                                                               ------               ------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  39,496            $   6,063
   Accounts receivable-net and unbilled revenue                                372,502              346,596
   Inventories                                                                  13,667                8,746
   Other current assets                                                         53,323               32,791
                                                                               -------              -------
         Total current assets                                                  478,988              394,196
                                                                               -------              -------

Property and equipment-net                                                     127,710               86,109

Investments in unconsolidated companies                                         50,860               48,160
Other assets                                                                   164,064              101,759
                                                                               -------              -------

TOTAL ASSETS                                                                 $ 821,622            $ 630,224
                                                                               =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of debt                                                $  59,277            $  54,562
   Accounts payable                                                            176,327              166,596
   Other current liabilities                                                    62,958               48,950
                                                                               -------              -------
         Total current liabilities                                             298,562              270,108
                                                                               -------              -------

Other liabilities                                                               41,428               41,924
                                                                               -------              -------

Long-term debt                                                                 265,831               94,495
                                                                               -------              -------

Common stock                                                                     2,759                2,758
Capital surplus                                                                149,280              154,013
Retained earnings                                                               67,686               70,392
Accumulated translation                                                         (3,924)              (3,466)
                                                                               -------              -------

Total shareholders' equity                                                     215,801              223,697
                                                                               -------              -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 821,622            $ 630,224
                                                                               =======              =======



The accompanying notes are an integral part of these financial statements.


                                                MasTec, Inc.
                                     UNAUDITED CONSOLIDATED STATEMENT OF
                                            SHAREHOLDERS' EQUITY
                                               (In thousands)
                                   for the six months ended June 30, 1998


                                        Common Stock                                 Accumulated
                                    Issued                   Capital     Retained    Translation
                                    Shares       Amount      Surplus     Earnings    Adjustment      Total
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          27,580      $ 2,758     $ 154,013    $ 70,392    $ (3,466)     $ 223,697
Net (loss)                                                                 (2,706)                    (2,706)
Cumulative effect of translation                                                         (458)          (458)
Stock issued to employees
  from treasury stock                  405           41         3,586                                  3,627
Repurchase of common stock            (397)         (40)       (8,319)                                (8,359)
--------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998              27,588      $ 2,759     $ 149,280    $ 67,686    $ (3,924)     $ 215,801
==============================================================================================================



The accompanying notes are an integral part of these financial statements.



                                  MASTEC, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           SIX MONTHS ENDED
                                                                                              JUNE  30,
                                                                                      1998                  1997
                                                                                      ----                  ----
                                                                                             (Unaudited)
Cash flows from operating activities:
Net (loss) income                                                                $   (2,706)             $  20,113
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
Minority interest                                                                     1,745                     61
Depreciation and amortization                                                        19,164                  8,307
Equity in earnings of unconsolidated companies                                         (755)                (1,316)
(Gain) loss on sale of assets                                                          (183)                   140
Changes  in  assets  and  liabilities   net  of  effect  of
  acquisitions  and divestitures:
  Accounts receivable-net and unbilled revenue                                      (15,145)                52,628
  Inventories and other current assets                                                4,118                 (4,570)
  Other assets                                                                       (3,290)                   457
  Accounts payable and accrued expenses                                               4,054                (42,518)
  Income taxes                                                                        3,235                 (1,194)
  Other current liabilities                                                           9,784                   (562)
  Other liabilities                                                                  (6,832)                (1,748)
                                                                                    -------               --------
  Net cash provided by operating activities                                          13,189                 29,798
                                                                                    -------               --------

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired                                    (62,540)               (11,467)
(Advances) repayment of notes receivable                                            (12,499)                 1,297
Capital expenditures                                                                (32,680)                (8,162)
Investment in unconsolidated companies                                               (2,730)                (3,829)
Proceeds from sale of assets                                                          1,190                  9,576
                                                                                    -------               --------
Net cash used in investing activities                                              (109,259)               (12,585)
                                                                                    -------               --------

Cash flows from financing activities:
(Repayment) proceeds from revolving credit facilities                                (4,875)                24,382
Proceeds from Notes                                                                 199,724                      0
Financing costs                                                                      (4,993)                  (587)
Debt repayments                                                                     (55,826)               (48,160)
Net (payments) proceeds for common stock issued (repurchased)                        (4,545)                 3,767
                                                                                    -------               --------
Net cash provided by (used in) financing activities                                 129,485                (20,598)
                                                                                    -------               --------

Net increase (decrease) in cash and cash equivalents                                 33,415                 (3,385)

Effect of translation on cash                                                            18                   (331)

Cash and cash equivalents - beginning of period                                       6,063                  4,754
                                                                                    -------               --------
Cash and cash equivalents - end of period                                            39,496             $    1,038
                                                                                    =======               ========

Supplemental disclosures of cash flow information:
Cash paid during the period:

  Interest                                                                       $    6,711             $    3,070
  Income taxes                                                                   $    7,268             $    8,917

The accompanying notes are an integral part of these financial statements.


                                  MASTEC, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               1998                  1997
                                                                               ----                  ----
                                                                                      (Unaudited)

Acquisitions:
Fair value of assets acquired:
Accounts receivable                                                        $  31,669              $  11,764
Inventories                                                                    2,378                    193
Deferred and refundable income taxes                                           1,024                      0
Other current assets                                                             458                    736
Property                                                                      25,847                  9,848
Other assets                                                                   3,029                  1,680
                                                                             -------                -------
Total non-cash assets                                                         64,405                 24,221
                                                                             -------                -------
Liabilities                                                                   18,160                  8,948
Debt                                                                          17,746                  3,901
                                                                             -------                -------
Total liabilities assumed                                                     35,906                 12,849
                                                                             -------                -------
Net non-cash assets acquired                                                                         11,372
Cash acquired                                                                  3,756                  1,036
                                                                             -------                -------
Fair value of net assets acquired                                             28,499                 12,408
Excess over fair value of assets acquired                                     42,670                 15,212
                                                                             -------                -------
Purchase price                                                             $  74,925              $  27,620
                                                                             =======                =======


Note payable issued for acquisitions                                       $   8,629              $     130
Cash paid and common stock issued for acquisitions                            66,296                 18,629
Contingent consideration                                                           -                  8,861
                                                                             -------                -------
Purchase price                                                             $  74,925              $  27,620
                                                                             =======                =======



Property acquired through financing arrangements                           $       -              $     413
                                                                             =======                =======


In 1997, the Company issued approximately 172,982 shares of Common Stock for acquisitions. Common Stock was issued from treasury stock at a cost of approximately $1.4 million.

In 1997, the Company converted a note receivable and accrued interest thereon totaling $29 million into stock of a company.

In 1998, the Company issued approximately 136,000 shares of stock primarily as payment for contingent consideration related to 1997 acquisitions. In addition, the Company issued approximately 40,000 shares as bonuses to certain employees and fees to directors.


The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


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

     During the second quarter of 1998, the Company's management applied purchase accounting to two 1997 acquisitions previously accounted for using pooling-of-interests. The change occurred due to transactions with management of the acquired companies which occurred in the second quarter of 1998 and future compensation arrangements currently under consideration that may have required the use of purchase accounting. The change in accounting resulted in an increase to capital surplus and intangible assets of $53 million. No other significant changes to previously reported balance sheet amounts were recorded. The resulting goodwill will be amortized over 40 years. As a result, second quarter and first half results in 1998 include amortization expense of $333,000 and $667,000, respectively, related to additional amortization expense from the change in accounting method. As a result of the application of purchase accounting, the Company's 1997 results by quarter were:


                                        First Quarter     Second Quarter  Third Quarter    Fourth Quarter       Total

Revenue                                   $ 130,143         $ 141,499       $ 184,562       $ 203,235        $ 659,439

Operating income                             15,495            17,614          16,772           7,602           57,483
Net income                                    9,287            10,826           8,498           6,053           34,664
Basic earnings per share:
Weighted average common
   shares outstanding                        25,641            25,812          26,825          27,563           26,460
Basic earnings per share                  $    0.36         $    0.42       $    0.32       $    0.22        $    1.31
Diluted earnings per share:
Weighted average common
  shares outstanding                         26,068            26,421          27,552          28,036           27,019
Diluted earnings per share                $    0.36         $    0.41       $    0.31       $    0.22        $    1.28


         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share data does not equal the total computed for the year due to changes in the weighted average number of common shares outstanding.


2.       COMPREHENSIVE INCOME

         The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three and six month period ended June 30:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


                                                                  Three months ended           Six months ended
                                                                       June 30,                     June 30,
                                                                   1998         1997          1998           1997
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                              $   9,394     $  10,826     $ (2,706)      $  20,113
Other comprehensive income:
   Unrealized translation gain (loss)                                846        (1,061)        (458)         (1,606)
                                                                 -------        ------       ------          ------

Comprehensive income (loss)                                    $  10,240     $   9,765     $ (3,164)      $  18,507
                                                                 =======        =======      ======          ======


3.       ACQUISITIONS

     During the six months ended June 30, 1998, the Company completed certain acquisitions which have been accounted for under the purchase method of accounting and which results of operations have been included in the Company's condensed consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1998 or 1997, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1998 were M.E. Hunter, Inc. of Atlanta, Georgia, C & S Directional Boring, Inc. of Purcell, Oklahoma, Office Communications Systems, Inc. of Inglewood, California, Phasecom Systems, Inc. of Toronto, Canada, P&E Electric Company, Inc. of Nashville, Tennessee, Lessard-Nyren Utilities, Inc. of Hugo, Minnesota, Electronic Equipment Analyzers, Inc. of Raleigh, North Carolina, Cotton and Taylor of Las Vegas, Nevada, and Stackhouse, Inc. of Goldsboro, North Carolina, nine telecommunications infrastructure and utility contractors with operations primarily in the western, northern and southeastern United States as well as Canada. Additionally, the Company made three international acquisitions of telecommunications infrastructure contractors: CIDE Engenharia Ltda. of Brazil, Acietel Mexicana, S.A. of Mexico and Artcom Services, Inc. of Puerto Rico.

DEBT

         Debt is comprised of the following (in thousands):
                                                                                        June 30,       December 31,
                                                                                          1998             1997
                                                                                          ----             ----

Revolving Credit Facility, at LIBOR plus 1.50% (6.68% at June 30, 1998
  and 6.96% at December 31, 1997)                                                     $  54,320        $  83,010
Revolving Credit Facility, at MIBOR plus 0.30 (5.60% at December 31, 1997)                    0           10,894
Other bank facilities,  denominated in Spanish  pesetas,  at interest rates from
   4.9% to 6.75% at June 30, 1998 and 5.65% to 6.75% at December 31, 1997
  due in 1999                                                                            23,213           17,438
Other bank facilities denominated in Brazilian reals at a weighted average
   rate of 27.7% at June 30, 1998                                                         6,144                0
Other bank facility at LIBOR plus 1.25% (6.43 at June 30, 1998)                           2,590                0
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in
  installments through the year 2000                                                      8,814           14,500
Notes payable for acquisitions, at interest rates from 7% to 8% due in
  installments through February 2000                                                     30,291           23,215
Senior subordinated notes, 7.75% due 2008                                               199,736                0
                                                                                        -------          -------
Total debt                                                                              325,108          149,057
Less current maturities                                                                  59,277           54,562
                                                                                        -------          -------

Long-term debt                                                                        $ 265,831        $  94,495
                                                                                        =======          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


         The Company has a $125.0 million revolving credit facility, as amended (the "Credit Facility") from a group of financial institutions led by BankBoston, N.A. maturing on June 9, 2000. The Credit Facility is collateralized by the stock of the Company's principal domestic subsidiaries and a portion of the stock of Sintel, S.A., the Company's Spanish subsidiary ("Sintel"). In 1998, the Credit Facility was amended to adjust certain of the financial covenants.

         Additionally, the Company has several credit facilities denominated in Spanish Pesetas. At June 30, 1998 and December 31, 1997, the Company had $45.3 million (7.0 billion Pesetas) and $50.6 million (7.7 billion Pesetas), respectively, of debt denominated in Pesetas, including $22.1 million and $22.3 million, respectively, remaining under the acquisition debt incurred to acquire Sintel. The Company has paid a portion of the December 31, 1997 installment of the acquisition debt, with the remaining amount to be paid pending resolution of the offsetting amounts between the Company and Telefonica, S.A. ("Telefonica"), the previous owner.

         On January 30, 1998, the Company sold $200.0 million, 7.75% senior subordinated notes (the "Notes") due in 2008 with interest due semi-annually.

         The Credit Facility and Notes contain certain covenants that, among other things, restrict the payment of dividends and limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions. These covenants also require the Company to maintain minimum amounts of stockholders' equity and to meet certain financial ratio coverages, among others, minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.


5.       OPERATIONS BY GEOGRAPHIC AREAS

         The Company's principal source of revenue is the provision of telecommunications infrastructure construction services in North America, Spain and the Caribbean and Latin American region (CALA), primarily Brazil. Significant CALA operations commenced on August 1, 1997 with the acquisition of MasTec Inepar.

                                                                              As of June 30,
                                                                          1998             1997
                                                                       -------------------------
Revenue
  North America                                                        $ 275,476       $ 160,434
  Spain                                                                   91,820         111,208
  CALA                                                                    64,905               0
                                                                         -------         -------
Total                                                                  $ 432,201       $ 271,642
                                                                         =======         =======

Operating income (loss)
  North America (1)                                                    $  10,466       $  22,021
  Spain (2)                                                               (9,265)         11,088
  CALA                                                                     5,211               0
                                                                         -------         -------
Total                                                                  $   6,412       $  33,109
                                                                         =======         =======


Identifiable assets
  North America                                                        $ 377,112       $ 128,177
  Spain                                                                  129,242         168,911
  CALA                                                                    90,655               0
  Corporate                                                              224,613         144,154
                                                                         -------         -------
Total                                                                  $ 821,622       $ 441,242
                                                                         =======         =======

         (1)  North  American   operations  were  impacted  by  several  factors
              including special charges of $4.0 million in the first quarter of 1998.
         (2) Operating loss in 1998 is due to severance charges totaling $13.4 million recorded in the first quarter of 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


     There are no material transfers between geographic areas. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Domestic operating income is net of corporate general and administrative expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, real estate held for sale, notes receivable and goodwill of $128.6 million which is included in other assets. The Company expects to broaden its segment disclosure to provide additional information on product lines pursuant to FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information.


6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company derives a substantial portion of its revenue from the provision of telecommunications infrastructure services to Telefonica, BellSouth Telecommunications Corp. ("BellSouth") and the operating companies of Telecomunicacoes Brasileiras S.A. ("Telebras"). For the six months ended June 30, 1998, approximately 18%, 8% and 15% of the Company's revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. During the six months ended June 30, 1997, the Company derived 33% and 11% of its revenue from Telefonica and BellSouth. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to derive a significant portion of its revenue in the future from these customers.


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








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

         In November 1997, Church & Tower, Inc. a subsidiary of the Company ("Church and Tower") filed a lawsuit against Miami-Dade County (the "County") in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against the Company seeking damages that the Company believes will not exceed $2.1 million. The County also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. The Company believes that any amounts due to the County under the existing agreement are not material and may be recoverable in whole or in part from Church & Tower subcontractors who actually performed the work and whose bills were submitted directly to the County.

     The Company is a party to other pending legal proceedings arising in the normal course of business, none of which the Company believes is material to the Company's financial position or results of operations.

     The Company, from time to time, may provide customer financing in connection with the provision of its services. As of June 30, 1998, the Company had entered into one such financing agreement to provide up to $50 million of financing to one customer. As of June 30, 1998, the Company had $7.5 million outstanding under this agreement. Additionally, the Company has commitments to purchase approximately $27.0 million of telecommunications equipment over a three year period for a PCS wireless network in Paraguay.

ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         Certain statements in this Quarterly Report are forward-looking, such as statements regarding the Company's future growth and profitability. These forward looking statements are based on the Company 's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to significantly differ from results expressed or implied in any forward-looking statements included in this Quarterly Report. These risks and uncertainties include, but are not limited to, the Company's relationship with key customers, implementation of the Company's growth strategy, and seasonality. These and other risks are detailed in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission.

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

     During the six months ended June 30, 1998, the Company's North American operations were affected by a number of factors including severe weather conditions experienced during the first quarter of 1998, among other things, and performance issues in two divisions related to pricing on a certain contracts some of which are currently being negotiated.

     In March 1998, Sintel entered into an agreement with its unions to resolve its pending labor dispute. As a result of the agreement reached, the Company recorded a severance charge related to operational personnel and administrative personnel of $1.9 million and $11.5 million, respectively. The total charge of $13.4 million negatively impacted the Company's operating margins in the first quarter of 1998. While management anticipates a reduction in ongoing operating costs to result from these measures, the Company recognizes that it services an increasingly competitive telephony industry in the Spanish market and a substantial portion of any savings may be offset by more competitive prices to Telefonica and other customers. As of June 30, 1998, the Company had terminated 131 workers at a cost of $6.9 million.

     In July 1998, the Brazilian government privatized its wireline and wireless telephone companies. As a result of the privatization, the Company anticipates that it will increase its sales in the CALA region. However, global deregulation and consolidation within the telecommunications industry may delay or depress capital spending among telecommunications providers as they assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances.

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

         The following table sets forth certain supplemental information by geographic region for the three and six months ended June 30, 1998 (in thousands unless otherwise indicated):




                                Three Months Ended June 30,                          Six Months Ended June 30,
                                   1998                1997                          1998                1997
Revenue by region
North America                $ 165,074  67.1%   $  86,000  60.8%              $ 275,476   63.7%    $ 160,434   59.1%
Spain                           45,877  18.6%      55,499  39.2%                 91,820   21.3%      111,208   40.9%
CALA (1)                        35,155  14.3%           -   0.0%                 64,905   15.0%            -    0.0%
                               ------- -----      ------- -----                 -------  -----       -------  -----
                             $ 246,106 100.0%   $ 141,499 100.0%              $ 432,201  100.0%    $ 271,642  100.0%
                               ======= =====      ======= =====                 =======  =====       =======  =====

Operating Income/(loss) (2)
by region
North America (3)            $  13,534  8.2%    $  11,887  13.8%              $  14,466   5.3%     $  22,021   13.7%
Spain (4)                        3,296  7.2%        5,727  10.3%                  4,135   4.5%        11,088   10.0%
CALA (5)                         3,181  9.0%            -                         5,211   8.0%             -
                               ------- ----       ------- -----                 -------  ----        -------
                             $  20,011  8.1%    $  17,614  12.4%              $  23,812   5.5%     $  33,109   12.2%
                               ======= ====       ======= =====                 =======  ====        =======  =====

Sales in Local Currencies
Spanish Peseta (Millions)        6,984              8,040                        14,068               15,840
Brazilian Real (Thousands)      38,740                  -                        72,275                    -

Average Exchange Rate
Spanish Peseta                  152.23             144.89                        153.21                142.4
Brazilian Real                    1.16                  -                          1.14                    -


 (1) Includes consolidated operations in the Caribbean and Latin American regions - primarily Brazil which commenced August 1997.
 (2)  Percentages expressed relative to regional revenue amount
 (3) Excludes restructuring charges of $4.0 million recorded in the first quarter of 1998.
 (4) Excludes restructuring charges of $13.4 million recorded in the first quarter of 1998.
 (5) Amount is before minority interest of $934 thousand and $1.79 million respectively for the three and six months ended June 30, 1998.


                    Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

         The  following  table  sets  forth  certain   historical   consolidated
financial  data as a  percentage  of revenue for the three months ended June 30,
1998 and 1997.

                                                                                  1998                  1997
                                                                                  ----                  ----

Revenue                                                                          100.0%                100.0%
Costs of revenue                                                                  75.7%                 72.0%
Depreciation and amortization                                                      4.4%                  3.2%
General and administrative expenses                                               11.8%                 12.4%
Operating margin                                                                   8.1%                 12.4%
Interest expense                                                                   2.9%                  1.8%
Interest and dividend income and other income, net,
  equity in unconsolidated companies and minority interest                         1.1%                  1.0%
Income from operations before
  provision for income taxes                                                       6.3%                 11.6%
Provision for income taxes                                                         2.5%                  3.9%
Net income                                                                         3.8%                  7.7%


     Revenue increased $104.6 or 73.9% to $246.1 million in 1998 as compared to $141.5 million in 1997. Revenue from North American operations increased $79.1 million, or 92%, to $165.1 million in 1998 as compared to $86.0 million in 1997. North American revenue growth was primarily generated by acquisitions completed in the latter part of 1997 and during 1998. Revenue generated by international operations increased $25.5 million, or 46%, to $81 million in 1998 as compared to $55.5 million in 1997 due primarily to the inclusion of the Company's Brazilian operations, which contributed $33.8 million to 1998 results. In
Spanish Pesetas, revenue declined 13.1% as a result of less spending by Telefonica in Spain during the quarter as it has shifted its investment priority to Latin America, specifically, Brazil. As a result of the reduced spending by Telefonica in Spain, the Company is seeking to diversity its Spanish customer base.

     Gross profit (revenue less cost of revenue), excluding depreciation and amortization, increased $20.2 million, or 50.9%, to $59.9 million, or 24.3% of revenue in 1998 as compared to $39.7 million, or 28.0% of revenue in 1997. North American gross margins (gross profit as a percentage of revenue) decreased to 25.7% in 1998 from 28% in 1997. The decline in gross margins was related to, among other things, pricing on certain contracts, some of which are currently being negotiated. In addition, 1997 results were favorably impacted by certain short-term projects with attractive pricing. International gross margins decreased to 21.6% in 1998 as compared to 28.2% in 1997 primarily due to the increase in labor costs associated with a new labor agreement in Spain. Additionally, the Company's newly formed Brazilian operations reflected lower margins of 15.5% due to the fact that it operates primarily through subcontractors.

     Depreciation and amortization increased $6.4 million, or 142.2%, to $10.9 million in 1998 from $4.5 million in 1997. The increase in depreciation and amortization was a result of increased amortization associated with acquisitions, as well as increased capital expenditures from the latter part of 1997 through the second quarter of 1998. As a percentage of revenue, depreciation and amortization was 4.4% and 3.2% of revenue for 1998 and 1997, respectively.

     General and administrative expenses increased $11.3 million, or 64.2%, to $28.9 million, or 11.8% of revenue for 1998 from $17.6 million, or 12.4% of revenue for 1997. The increase in dollar amount is primarily due to North American general and administrative expenses which were $19.2 million, or 11.6% of North American revenue in 1998, compared to $8.3 million, or 9.7% of domestic revenue for 1997. The increase in dollar amount of domestic general and administrative expenses is due primarily to acquisitions, and an increase in the allowance for doubtful accounts of $1.0 million in connection with management's ongoing evaluation of the collectability of its receivables. International general and administrative expenses increased $0.6 million, or 6.5%, to $9.8 million, or 12.1% of international revenue in 1998 from $9.2 million, or 16.6% of international revenue for 1997. General and administrative expenses for the Company's CALA region were approximately $1.8 million. The Company did not operate in this region until August 1997.

     The Company generated operating income of $20 million or 8.1% of revenue for 1998 compared to $17.6 million or 12.4% of revenue for 1997. Favorably impacting 1997 operating income were short-term projects with attractive pricing and terms as well as higher volume and margins for its Spanish operations during 1997.

     Interest expense increased $4.5 million or 173.1%, to $7.1 million for 1998 from $2.6 in 1997 primarily due to the Company's $200.0 million bond offering completed in February 1998. Offsetting the increase was lower interest rates on Spanish borrowings. See -"Financial Condition, Liquidity and Capital Resources."

     Interest income and other income, net equity in unconsolidated companies and minority interest remained basically unchanged in the aggregate when compared to the 1997 period, however interest income increased significantly due to temporary short-term investments offset by an increase in minority interest attributable to the Company's Brazilian operations.

     Provision for income taxes was $6.1 million, or 38.0% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests in 1998, compared to a provision of $5.6 million, or 35.1% of income from continuing operations before equity in earnings of unconsolidated companies, taxes and minority interests in 1997. The increase in the effective tax rate was primarily due to 58% of pre-tax earnings for 1998 having been derived from North American operations, which are subject to a higher effective tax rate.


                      Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

         The  following  table  sets  forth  certain   historical   consolidated
financial data as a percentage of revenue for the six months ended June 30, 1998 and 1997.
                                                                                  1998                  1997
                                                                                  ----                  ----

Revenue                                                                          100.0%                100.0%
Costs of revenue                                                                  78.5%                 71.8%
Depreciation and amortization                                                      4.4%                  3.1%
General and administrative expenses                                               15.6%                 13.0%
Operating margin                                                                   1.5%                 12.1%
Interest expense                                                                   2.8%                  2.0%
Interest and dividend income and other income, net,
  equity in unconsolidated companies and minority
  interest                                                                         0.9%                  1.1%
(Loss) income from operations before
  provision for income taxes                                                      (0.4)%                11.2%
Provision for income taxes                                                         0.2%                  3.8%
Net (loss) income                                                                 (0.6)%                 7.4%

     Revenue increased $160.6 million, or 59.1%, to $432.2 million in 1998 as compared to $271.6 million in 1997. North American revenue increased $115.1 million, or 71.8% from $160.4 million to $275.5 million. The increase in North American revenue was primarily generated by acquisitions completed in the latter part of 1997 and 1998. Revenue generated by international operations increased $45.5 million, or 40.9%, to $156.7 million in 1998 as compared to $111.2 million in 1997 due primarily to the inclusion of the Company's Brazilian operations which contributed $63.5 million to 1998 results. The Company's Spanish revenue was negatively impacted in 1998 by a reduction in the volume of work by its major customer, Telefonica whose investment focus has shifted to Latin America, specifically Brazil. As a result of the reduced spending by Telefonica in Spain, the Company is seeking to diversify its Spanish customer base.

     Gross profit (revenue less cost of revenue), excluding depreciation and amortization, increased $16.4 million, or 21.4%, to $93 million, or 21.5% of revenue in 1998 as compared to $76.6 million, or 28.2% of revenue in 1997. The decrease in gross profit as a percentage of revenue was due primarily to lower productivity due to severe weather conditions experienced in the first quarter of 1998 by the Company's North American operations. North American gross margins (gross profit as a percentage of revenue) decreased to 22.7% in 1998 from 28.0% in 1997 and the completion of certain higher margin domestic jobs during 1997. The decline in gross margins was related to, among other things, pricing on certain contracts, some of which are currently being negotiated. In addition, 1997 results were favorably impacted by certain short-term projects with attractive pricing. International gross margins decreased to 19.4% in 1998 as compared to 28.5% in 1997 primarily due to the increase in labor costs associated with its new labor agreement in Spain and a $1.9 million charge for severance for direct labor personnel. Additionally, the Company's newly formed Brazilian operations have lower margins of 15.7% due to the fact that it operates primarily through subcontractors.

     Depreciation and amortization increased $10.9 million, or 131.3%, to $19.2 million in 1998 from $8.3 million in 1997. The increase in depreciation and amortization was a result of increased capital expenditures in the latter part of 1997 and the first quarter of 1998, as well as depreciation and amortization associated with acquisitions. As a percentage of revenue, depreciation and amortization was 4.4% and 3.1% of revenue for 1998 and 1997, respectively.

     General and administrative expenses increased $32.2 million, or 91.5%, to $67.4 million, or 15.6% of revenue for 1998 from $35.2 million, or 13.0% of revenue for 1997. The increase is primarily due to North American general and administrative expenses which were $35.1 million, or 12.8% of domestic revenue in 1998, compared to $16.0 million, or 10.0% of domestic revenue for 1997. The increase in dollar amount of domestic general and administrative expenses is due primarily to acquisitions. International general and administrative expenses increased $13.1 million, or 68.2%, to $32.3 million, or 20.6% of international revenue in 1998 from $19.2 million, or 17.2% of international revenue for 1997. The increase in Spain's general and administrative expenses was primarily due to severance charges of $12.9 million associated with the agreement reached with the union to reduce administrative personnel in excess of 200 people. General and administrative expenses for the Company's CALA region were approximately $4.2 million. The Company did not operate in this region until August 1997.

     The Company generated operating income of $6.4 million or 1.5% of revenue for 1998 compared to $33.1 million or 12.1% of revenue for 1997. Favorably impacting 1997 operating income were short-term projects with attractive pricing and terms.

     Interest expense increased $6.6 million or 120%, to $12.1 million for 1998 from $5.5 in 1997 primarily due to the Company's $200.0 million bond offering completed in February 1998. See - "Financial Condition, Liquidity and Capital Resources."

     Interest income and other income, net equity in unconsolidated companies and minority interest remained basically unchanged in the aggregate when compared to the 1997 period, however, interest income increased significantly due to temporary short-term investments offset by an increase in minority interest attributable to the Company's Brazilian operations.

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

     Net cash provided by operating activities for the 1998 period was $13.2 million, compared to $29.8 million in the 1997 period. This decrease was due to a breakeven result in the first quarter of 1998 absent charges previously discussed and fluctuations in working capital, particularly increases in accounts receivable and unbilled revenue from Brazilian and North American operations.

     The Company invested cash, net of cash acquired, in acquisitions and investments in unconsolidated companies totaling $65.3 million during 1998 compared to $15.3 million in 1997. During 1998, the Company made capital expenditures of $32.7 million, primarily for machinery and equipment used in the production of revenue, compared to $8.2 million in 1997.

     As of June 30, 1998, working capital totaled $180.4 million, compared to working capital of $124.1 million at December 31, 1997. Included in working capital at June 30, 1998 were temporary investments of approximately $20.0 million.

     The Company continues to pursue a strategy of growth through acquisitions and internal expansion. During 1998, the Company completed 12 acquisitions for $66.3 million in cash and seller financing of $8.6 million. Additionally, the Company believes that there are significant business opportunities available to it that may require the Company to provide customer financing in connection with the sale of its services. As of June 30, 1998, the Company had entered into one such financing agreement to provide up to $50 million of financing to one customer. As of June 30, 1998, the Company had $7.5 million outstanding under this agreement. The Company anticipates customer financing will increase in the future. Additionally, the Company has commitments to purchase approximately $27.0 million over a 3 year period of telecommunications equipment for a PCS wireless network in Paraguay.

     The Company believes that cash generated from operations, borrowings under its Credit Facility and proceeds from the sale of investments and non-core assets will be sufficient to finance these payments, as well as the Company's working capital needs, capital expenditures and debt service obligations for the foreseeable future. Future acquisitions and internal growth are expected to be financed from these sources, as well as other external financing sources, to the extent necessary, including the additional borrowings.

     The Company announced a stock repurchase program in April 1998. Through July 24, 1998, the Company has purchased a total of 496,700 shares with an average price of $21.54. The Company may continue to purchase shares from time to time. The Credit Facility restricts the amount of shares that the Company may repurchase up to an additional $3.3 million.

     In February 1998, the Company issued $200.0 million principal amount of 7.75% Senior Subordinated Notes (the "Notes") due 2008 with interest due semi-annually. The Credit Facility and the Notes contain certain covenants which, among other things, restrict the payment of dividends and limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions. These covenants also require the Company to maintain minimum amounts of shareholders' equity and to meet certain financial ratio coverages, among others, minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense. See Note 4 of Notes to Consolidated Financial Statements.

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

     The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, including both hardware and software. The Company has also initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issue. Assuming that remediation projects can be implemented as planned, the Company believes future costs relating to the Year 2000 issue, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations or financial condition.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

                  See Note 7 to the Condensed Consolidated Financial Statements.

Item 2.  Changes in Securities.

                  None.

Item 3.  Defaults upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

                  The 1998 Annual Meeting of Stockholders of MasTec, Inc. was held on May 14, 1998 for the purpose of: (1) electing two Class III directors for a three-year term ending at the annual meeting of stockholders in 2001 and
(2) the reincorporation of the Company from Delaware to Florida.


                  The following summarizes the results of the vote for each issue listed above:

                                                             Number of Shares Voted
Issue                                    For               Withheld              Against             Abstaining
  1a   Arthur B. Laffer               20,381,202            19,697
  1b   Jose S. Sorzano                20,377,601            23,298
  2    Reincorporation                16,133,657                               2,145,736              199,505


Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                           (a)       Exhibits.

3.1 Articles of Incorporation of the company, filed as Exhibit 3.1 to Form 8-K dated May 29, 1998 and incorporated by reference herein.

3.2 Bylaws of the company, filed as Exhibit to Form 8-K dated May 29, 1998 and incorporated by reference herein.

4.1 7 3/4% Senior Subordinated notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to the Company's Registration Statement on From S-4
                                    (file No. 333-46361) and incorporated by reference herein.

10.1 First Amendment to Revolving Credit Agreement between the Company, certain of its subsidiaries, and Bank Boston, N.A., as agent.

27.1                Article 5 - Financial Data Schedules.

                           (b)      Report on Form 8-K.

                                    On June 29,  1998 the  company  filed a Form
                                    8-K  Current   Report  dated  May  29,  1998
                                    reporting  information  under item 5 thereof
                                    regarding   the   change  in  the  Company's
                                    domicile from Delaware to Florida.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MasTec, Inc.
                                             Registrant




Date:  August 14, 1998                       /s/ Stephen D. Daniels
                                             ----------------------
                                             Stephen D. Daniels
                                             Senior Vice President-
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)