Form 10-Q
period 1998-09-30
MASTEC INC
filed 1998-11-17
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                          Commission file number 0-3797

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------






             (Exact name of registrant as specified in its charter)

                    Florida                              65-0829355
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

      3155 N.W. 77th Avenue, Miami, FL                   33122-1205
  (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (305) 599-1800

Former name, former address and former fiscal year, if changed since last report
                                 Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
          Class of Common Stock                       November 13, 1998
            $ 0.10 par value                             27,447,272


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


                                  MasTec, Inc.
                                      Index


PART I        FINANCIAL INFORMATION

    Item 1 -  Condensed Consolidated Statements of Income
              for the Three and Nine Month Periods Ended September 30, 1998 and 1997.....................3

              Condensed Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997......................................................................4

              Condensed Consolidated Statement of Shareholders' Equity for
              the Nine Month Period Ended September 30, 1998.............................................5

              Condensed Consolidated Statements of Cash Flows
              for the Nine Month Periods Ended September 30, 1998 and 1997...............................6

              Notes to Condensed Consolidated
              Financial Statements ......................................................................8

    Item 2 -  Management's Discussion and Analysis of
              Results of Operations and Financial Condition.............................................13

PART II       OTHER INFORMATION.........................................................................21



                                  MasTec, Inc.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,

                                                                  1998           1997          1998           1997
                                                                  ----           ----          ----           ----

Revenue                                                       $288,606       $184,562      $720,807       $456,204
Costs of revenue                                               218,513        142,874       557,707        337,913
Depreciation and amortization                                   11,830          5,737        30,994         14,044
General and administrative expenses                             31,974         19,179        99,406         54,366
                                                               -------        -------       -------        -------
     Operating income                                           26,289         16,772        32,700         49,881

Interest expense                                                 7,788          2,579        19,916          8,034
Interest and dividend income                                     2,621            420         6,010          1,212
Other income, net                                                1,053            773         2,467          1,712
Income before provision for income
   taxes, equity in earnings
   of unconsolidated companies,                                _______        _______       _______        _______
   and minority interest                                        22,175         15,386        21,261         44,771
Provision for income taxes                                       8,966          6,097         9,769         16,624
Equity in earnings of unconsolidated companies                     803            961         1,558          2,277
Minority interest                                                 (599)        (1,752)       (2,344)        (1,813)
                                                               -------        -------       -------        -------
Net income                                                    $ 13,413       $  8,498      $ 10,706       $ 28,611
                                                               =======        =======       =======        =======

Basic earnings per share:
Weighted average common shares outstanding                      27,428         26,825        27,640         26,093
Earnings per share                                            $   0.49       $   0.32      $   0.39       $   1.10
                                                               =======        =======       =======        =======


Diluted earnings per share:
Weighted average common shares outstanding                      27,672         27,552        28,010         26,680
Earnings per share                                            $   0.48       $   0.31      $   0.38       $   1.07
                                                               =======        =======       =======        =======





The accompanying notes are an integral part of these financial statements.

                                  MasTec, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                    September 30, 1998      December 31, 1997
                                                                    ------------------      -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 14,283               $  6,063
   Accounts receivable-net and unbilled revenue                                426,257                346,596
   Inventories                                                                  16,104                  8,746
   Other current assets                                                         37,355                 32,791
                                                                               -------                -------
         Total current assets                                                  493,999                394,196
                                                                               -------                -------

Property and equipment-net                                                     145,632                 86,109

Investments in unconsolidated companies                                         69,316                 48,160
Other assets                                                                   185,417                101,759
                                                                               -------                -------

TOTAL ASSETS                                                                  $894,364               $630,224
                                                                               =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of debt                                                 $ 77,924               $ 54,562
   Accounts payable                                                            197,113                166,596
   Other current liabilities                                                    70,237                 48,950
                                                                               -------                -------
         Total current liabilities                                             345,274                270,108
                                                                               -------                -------

Other liabilities                                                               42,069                 41,924
                                                                               -------                -------

Long-term debt                                                                 280,872                 94,495
                                                                               -------                -------

Common stock                                                                     2,733                  2,758
Capital surplus                                                                144,336                154,013
Retained earnings                                                               81,098                 70,392
Accumulated translation adjustment                                              (2,018)                (3,466)
                                                                               -------                -------

Total shareholders' equity                                                     226,149                223,697
                                                                               -------                -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $894,364               $630,224
                                                                               =======                =======



The accompanying notes are an integral part of these financial statements.




                                                MasTec, Inc.
                                     CONDENSED CONSOLIDATED STATEMENT OF
                                            SHAREHOLDERS' EQUITY
                                for the nine months ended September 30, 1998
                                               (in thousands)
                                                 (Unaudited)

                                        Common Stock                                Accumulated
                                    Issued                    Capital    Retained   Translation
                                    Shares       Amount       Surplus    Earnings    Adjustment        Total
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997          27,580      $ 2,758     $ 154,013    $ 70,392     $ (3,466)    $ 223,697
Net income                                                                 10,706                     10,706
Cumulative effect of translation                                                         1,448         1,448
Stock issued                           411           41         3,859                                  3,900
Repurchase of common stock            (657)         (66)      (13,536)                               (13,602)
-------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998         27,334      $ 2,733     $ 144,336    $ 81,098     $ (2,018)      226,149
=============================================================================================================



The accompanying notes are an integral part of these financial statements.



                                  MASTEC, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER  30,
                                                                                                  --------------
                                                                                      1998                  1997
                                                                                      ----                  ----
Cash flows from operating activities:
Net income                                                                       $  10,706              $ 28,611
Adjustments to reconcile net income to net cash
   provided by operating activities:
Minority interest                                                                    2,344                 1,813
Depreciation and amortization                                                       30,994                14,044
Equity in earnings of unconsolidated companies                                      (1,558)               (2,277)
Gain on sale of assets                                                                (246)                 (632)
Changes  in  assets  and  liabilities   net  of
   effect  of acquisitions and divestitures:
  Accounts receivable-net and unbilled revenue                                     (31,829)               19,321
  Inventories and other current assets                                               5,293                  (735)
  Other assets                                                                     (16,374)                 (910)
  Accounts payable and accrued expenses                                             (1,407)              (30,241)
  Income taxes                                                                      18,760                 2,422
  Other current liabilities                                                          4,616                (1,393)
  Other liabilities                                                                 (6,398)               (2,255)
                                                                                  --------               -------
     Net cash  provided by operating activities                                     14,901                27,768
                                                                                  --------               -------

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired                                   (74,946)              (21,523)
(Advances) repayment of notes receivable                                           (30,794)                1,345
Capital expenditures                                                               (57,460)              (15,761)
Investment in unconsolidated companies                                             (20,853)               (4,165)
Proceeds from sale of assets                                                         3,623                 9,788
                                                                                  --------               -------
     Net cash used in investing activities                                        (180,430)              (30,316)
                                                                                  --------               -------

Cash flows from financing activities:
Proceeds (repayments) from revolving credit facilities                              24,393                36,704
Proceeds from Notes                                                                199,724                 1,728
Financing costs                                                                     (4,993)                 (587)
Debt repayments                                                                    (35,766)              (41,183)
Net (payments) proceeds for common stock(repurchased)issued                         (9,677)                4,081
                                                                                  --------               -------
     Net cash provided by financing activities                                     173,681                   743
                                                                                  --------               -------

Net increase (decrease) in cash and cash equivalents                                 8,152                (1,805)

Effect of translation on cash                                                           68                  (361)

Cash and cash equivalents - beginning of period                                      6,063                 4,754
                                                                                  --------               -------
Cash and cash equivalents - end of period                                        $  14,283              $  2,588
                                                                                  ========               =======

Supplemental disclosures of cash flow information:
Cash paid during the period:

  Interest                                                                       $  15,366              $  7,266
  Income taxes                                                                   $  32,349              $ 10,437


The accompanying notes are an integral part of these financial statements.



                                  MASTEC, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

Supplemental disclosure of non-cash investing and financing activities:

                                                                                        Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                1998                 1997
                                                                                ----                 ----

Acquisitions:
Fair value of assets acquired:
Accounts receivable                                                         $ 32,568            $  36,416
Inventories                                                                    2,462                  919
Deferred and refundable income taxes                                           1,024                    -
Other current assets                                                             520                1,362
Property and equipment                                                        26,414               20,222
Other assets                                                                   3,029                1,700
                                                                             -------             --------
Total non-cash assets                                                         66,017               60,619
                                                                             -------             --------
Liabilities                                                                   18,802               21,035
Debt                                                                          17,746               12,523
                                                                             -------             --------
Total liabilities assumed                                                     36,548               33,558
                                                                             -------             --------
Net non-cash assets acquired                                                  29,469               27,061
Cash acquired                                                                  4,644                2,900
                                                                             -------             --------
Fair value of net assets acquired                                             34,113               29,961
Excess over fair value of assets acquired                                     54,106               70,959
                                                                             -------             --------
Purchase price                                                              $ 88,219            $ 100,920
                                                                             =======             ========


Note payable issued for acquisitions                                        $  8,629            $     130
Cash paid and common stock issued for acquisitions                            79,590               90,895
Contingent consideration                                                           -                9,895
                                                                             -------             --------
Purchase price                                                              $ 88,219            $ 100,920
                                                                             =======             ========



Property acquired through financing arrangements                            $      -            $     413
                                                                             =======             ========


In 1997, the Company issued approximately 1,621,000 shares of Common Stock for domestic acquisitions of which 250,000 shares were issued from treasury stock at a cost of approximately $1.6 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


1.       CONSOLIDATION AND PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K and Form 8-K filed September 8, 1998, for the year ended December 31, 1997. The year end condensed balance sheet data was derived from the Form 8-K but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations are not necessarily indicative of future results of operations or financial position of MasTec. Certain prior year amounts have been reclassified to conform to the current presentation.

     During the second quarter of 1998, the Company applied purchase accounting to two 1997 acquisitions previously accounted for using pooling-of-interests. The change occurred due to transactions with management of the acquired companies which occurred in the second quarter of 1998 and the potential for future consideration that may have required the use of purchase accounting (see
Note 8). The change in accounting resulted in an increase to capital surplus and intangible assets of $53 million. No other significant changes to previously reported balance sheet amounts were recorded. The resulting goodwill is being amortized over 40 years. As a result, third quarter and nine month results in 1998 include amortization expense of $333,000 and $1 million, respectively, related to additional amortization expense from the change in accounting method. For both the third quarter and nine month period in 1997, amortization expense of approximately $200,000 is included in operating results.

2.       COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three and nine month period ended September 30:


                                                                    Three months ended             Nine months ended
                                                                         September 30,                 September 30,
                                                                         -------------                 -------------
                                                                    1998          1997           1998           1997
                                                                    ----          ----           ----           ----

Net income                                                      $ 13,413       $ 8,498       $ 10,706       $ 28,611
Other comprehensive income:
   Unrealized translation gain (loss)                              1,906          (850)         1,448           (751)
                                                                  ------         -----         ------         ------

Comprehensive income                                            $ 15,319       $ 7,648       $ 12,154       $ 27,860
                                                                  ======         =====         ======         ======


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

3.       ACQUISITIONS

     During the nine months ended September 30, 1998, the Company completed certain acquisitions which have been accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in the Company's condensed consolidated financial statements from the respective acquisition dates. If the acquisitions had been made at the beginning of 1998 or 1997, pro forma results of operations would not have differed materially from actual results. Acquisitions made in 1998 were M.E. Hunter, Inc. of Atlanta, Georgia, C & S Directional Boring, Inc. of Purcell, Oklahoma, Office Communications Systems, Inc. of Inglewood, California, Phasecom Systems, Inc. of Toronto, Canada, P&E Electric Company, Inc. of Nashville, Tennessee, Lessard-Nyren Utilities, Inc. of Hugo, Minnesota, Electronic Equipment Analyzers, Inc. of Raleigh, North Carolina, Cotton and Taylor of Las Vegas, Nevada, Stackhouse, Inc. of Goldsboro, North Carolina, Martin Telephone Contractors, Inc. of Cades, South Carolina, ten telecommunications infrastructure and utility contractors with operations primarily in the western, northern and southeastern United States as well as Canada. Additionally, the Company made four international acquisitions of telecommunications infrastructure contractors: CIDE Engenharia Ltda. of Brazil, Acietel Mexicana, S.A. of Mexico, Artcom Services, Inc. of Puerto Rico and Proyco Ltda. of Colombia.

     Intangible assets of approximately $ 152 million resulting from acquisitions since 1996 are included in other long-term assets and principally consist of the excess acquisition cost over the fair value of the net assets acquired (goodwill). Goodwill associated with acquisitions is being amortized on a straight-line basis over a range of 15-40 years. The Company periodically reviews goodwill to assess recoverability.

4.       DEBT


         Debt is comprised of the following (in thousands):
                                                                                    September 30, 1998   December 31, 1997
                                                                                    ------------------   -----------------
Revolving Credit Facility, at LIBOR plus 1.50% (7.16% at September 30, 1998
  and 6.96% at December 31, 1997)                                                            $  71,500           $  83,010
Revolving Credit Facility, at MIBOR plus 0.30 (5.60% at December 31, 1997)                           -              10,894
Other bank facilities,  denominated in Spanish  pesetas,  at interest rates from
   4.75% to 6.75% at September 30, 1998 and 5.65% to 6.75% at December
  31, 1997 due in 1999                                                                          43,470              17,438
Other bank facilities denominated in Brazilian reals at a weighted average
   rate of 27.7% at September 30, 1998                                                           3,457                   -
Other bank facility at LIBOR plus 1.25% (6.91% at September 30, 1998)                            5,000                   -
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in
  installments through the year 2000                                                             9,913              14,500
Notes payable for acquisitions, at interest rates from 7% to 8% due in
  installments through February 2000                                                            25,714              23,215
Senior subordinated notes, 7.75% due 2008                                                      199,742
                                                                                               -------             -------

Total debt                                                                                     358,796             149,057
Less current maturities                                                                         77,924              54,562
                                                                                               -------             -------

Long-term debt                                                                               $ 280,872           $  94,495
                                                                                               =======             =======


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


     The Company has a $125.0 million revolving credit facility, (the "Credit Facility") from a group of financial institutions led by BankBoston, N.A. maturing on June 9, 2000. The Credit Facility is collateralized by the stock of the Company's principal domestic subsidiaries and a portion of the stock of Sintel, S.A., the Company's Spanish subsidiary ("Sintel").

     Additionally, the Company has several credit facilities denominated in Spanish Pesetas. At September 30, 1998 and December 31, 1997, the Company had $67.9 million (9.6 billion Pesetas) and $50.6 million (7.7 billion Pesetas), respectively, of debt denominated in Pesetas, including $24.4 million and $22.3 million, respectively, remaining under the acquisition debt incurred to acquire Sintel. The Company has paid a portion of the December 31, 1997 installment of the acquisition debt. Management expects to settle this obligation in connection with the proposed sale of its Sintel subsidiary (see Note 8).

     On January 30, 1998, the Company sold $200.0 million, 7.75% senior subordinated notes (the "Notes") due in 2008 with interest due semi-annually.

     The Credit Facility and Notes contain certain covenants that, among other things, restrict the payment of dividends and limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions. These covenants also require the Company to maintain minimum amounts of shareholders' equity and to meet certain financial ratio coverages, among others, minimum ratios at the end of each fiscal quarter of debt to earnings before interest, taxes, depreciation and amortization and earnings to interest expense.

5.       OPERATIONS BY GEOGRAPHIC AREAS

     The Company's principal source of revenue is the provision of telecommunications infrastructure construction services in North America, Spain and the Caribbean and Latin American region (CALA), primarily Brazil. Significant CALA operations commenced on August 1, 1997 with the acquisition of MasTec Inepar.


                                                      As of September 30,
                                                     1998            1997
                                                     ----            ----
Revenue
  North America                                 $ 474,379       $ 265,858
  Spain                                           151,409         155,348
  CALA                                             95,019          34,998
                                                  -------         -------
Total                                           $ 720,807       $ 456,204
                                                  =======         =======

Operating income (loss)
  North America (1)                                33,324          34,800
  Spain (2)                                        (6,158)          9,941
  CALA                                              5,534           5,140
                                                  -------         -------
Total                                           $  32,700       $  49,881
                                                  =======         =======

Identifiable assets
  North America                                 $ 399,017       $ 170,404
  Spain                                           141,233         175,932
  CALA                                             80,062          36,139
  Corporate                                       274,052         209,817
                                                  -------         -------
Total                                           $ 894,364       $ 592,292
                                                  =======         =======

         (1) North American operations were impacted by several factors including special charges of $4.0 million in the first quarter of 1998.
         (2) Operating loss in 1998 is due to severance charges totaling $13.4 million recorded in the first quarter of 1998.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


     There are no material transfers between geographic areas. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Domestic operating income is net of corporate general and administrative expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, real estate held for sale, notes receivable and goodwill of which approximately $152 million is included in other assets. The Company expects to broaden its segment disclosure to provide additional information on product lines pursuant to FASB Statement No. 131 Disclosures about Segments of an Enterprise and Related Information.


6.       SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company derives a substantial portion of its revenue from the provision of telecommunications infrastructure services to Telefonica, S.A. ("Telefonica"), BellSouth Telecommunications Corp. ("BellSouth") and the operating companies of Telecomunicacoes Brasileiras S.A. ("Telebras"). For the nine months ended September 30, 1998, approximately 14%, 13% and 7% of the Company's revenue was derived from services performed for Telefonica, Telebras, and BellSouth, respectively. During the nine months ended September 30, 1997, the Company derived 27%, 13% and 7% of its revenue from Telefonica, BellSouth and Telebras, respectively. Although the Company's strategic plan envisions diversification of its customer base, the Company anticipates that it will continue to derive a significant portion of its revenue in the future from certain of these customers (see Note 8).


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


     The Company is a party to other pending legal proceedings arising in the normal course of business, none of which the Company believes is material to the Company's financial position or results of operations.

     The Company continues to pursue a strategy of growth through acquisitions and internal expansion. During 1998, the Company completed 14 acquisitions for $88.2 million in cash and seller financing. Additionally, the Company believes that there are significant business opportunities available to it that may require the Company to provide customer financing in connection with the sale of its services. As of September 30, 1998, the Company had entered into financing agreements to provide financing to two customers. As of September 30, 1998, the Company had $19.8 million outstanding under these agreements. The Company anticipates that it will provide an additional $20.0 million of financing under these agreements over the next 12 months.

     The Company has committed to continue developing a PCS cellular phone system in Paraguay of which the Company owns 90%. The Company anticipates investing approximately $20.0 million for the development of this system over the next 12 months.


8.       SUBSEQUENT EVENTS

     In October 1998, the Company announced an agreement to sell its Spanish subsidiary Sintel to a group of investors led by Inversiones Ibersuizas S.A., a Spanish investment firm. The agreement is for a fixed purchase price plus the assumption of all of Sintel's consolidated debt. The agreement includes all of Sintel's affiliates, including its operations in Spain, Argentina, Chile, Colombia, Peru, Puerto Rico and Venezuela. The closing of the agreement is subject to satisfactory due diligence and a number of other contingencies. Until all of the contingencies are met, there can be no assurance that the transaction will close. The closing is anticipated to occur before December 31, 1998.

     The Company is negotiating with management personnel at certain of the Company's subsidiaries acquired in 1997 for the continuation of their employment and/or consulting services for five years from the date of definitive agreements. In addition, pre-existing non-competition and non-solicitation agreements are proposed to be modified and to be extended to a term of ten years from the date of the definitive agreements. As consideration for these agreements, the Company proposes to pay certain compensation for the employees' employment and non-competition agreements, including cash compensation, stock and option awards and certain other compensation. The Company also proposes to repurchase shares of the Company's common stock issued in connection with the 1997 acquisitions and owned by certain of these employees in three transactions over the next thirteen months. In total these agreements, if concluded, will require cash payments (including for the repurchase of the common stock) of $35 million in 1998, $32 million in two installments in 1999 and $3.2 million in 2000, 2001 and 2002. The definitive agreements are still subject to further negotiation and to final Board approval. There can be no assurance that definitive agreements will be executed, or if executed, that they will be at the terms described above.

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

Overview

     MasTec is one of the largest contractors specializing in the build-out of telecommunications and other utilities infrastructure. The Company's business consists of the design, installation and maintenance of the outside physical plant for telephone and cable television communications systems and of integrated voice, data and video local and wide area networks inside buildings, and the installation of central office telecommunications equipment. The Company also provides infrastructure construction services to the electric power industry and other public utilities.

     During the nine months ended September 30, 1998, the Company's North American operations were affected by a number of factors including severe weather conditions experienced during the first quarter of 1998, among other things, and performance issues in two divisions.

     In March 1998, Sintel entered into an agreement with its unions to resolve a labor dispute. As a result of the agreement reached, the Company recorded a severance charge related to operational personnel and administrative personnel of $1.9 million and $11.5 million, respectively. The total charge of $13.4 million negatively impacted the Company's operating margins in the first quarter of 1998. On October 16, 1998, the Company announced an agreement to sell its Spanish subsidiary and its affiliates in Argentina, Chile, Colombia, Peru, Puerto Rico and Venezuela to focus on operations in North America.

     In July 1998, the Brazilian government privatized the Telebras wireline and wireless telephone companies. As a result of the privatization, the Company anticipates that it will increase its sales in the CALA region. However, global deregulation and consolidation within the telecommunications industry may delay or depress capital spending among telecommunications providers as they assess their new business plans and strategies and focus on administrative and operational issues associated with their acquisitions or alliances.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                Three Months Ended September 30, 1998 compared to
                     Three Months Ended September 30, 1997

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

     The following table sets forth certain historical consolidated financial data and supplemental information as a percentage of revenue by geographic region for the three months ended September 30, 1998 and 1997 (in thousands unless otherwise indicated).

North America:                                                      1998                        1997
-------------                                                       ----                        ----
Revenue                                                        $ 198,903        100.0%     $ 105,424        100.0%
Costs of Revenue                                                 147,045         73.9%        78,096         74.1%
Depreciation and amortization                                      9,447          4.7%         5,137          4.9%
General and administrative expenses                               19,553          9.8%         9,412          8.9%
                                                               -----------------------     -----------------------
     Operating income                                             22,858         11.5%        12,779         12.1%
Interest expense                                                   5,822          2.9%         1,814          1.7%
Interest and dividend income and other income, net, equity
in unconsolidated companies and minority interest                    926          0.5%           885          0.8%
                                                               -----------------------     -----------------------
     Income from operations before
     provision for income taxes                                   17,962          9.0%        11,850         11.2%
Provision for income taxes                                         6,960          3.5%         4,900          4.6%
                                                               =======================     =======================
     Net income                                                $  11,002          5.5%     $   6,950          6.6%
                                                               =======================     =======================
CALA:
----
Revenue                                                        $  30,114        100.0%     $  34,998        100.0%
Costs of Revenue                                                  25,093         83.3%        29,733         85.0%
Depreciation and amortization                                      1,791          5.9%             -          0.0%
General and administrative expenses                                2,908          9.7%           125          0.4%
                                                               -----------------------     -----------------------
     Operating income                                                322          1.1%         5,140         14.7%

Interest expense                                                     750          2.5%             -          0.0%
Interest and dividend income and other income, net, equity
in unconsolidated companies and minority interest                  1,515          5.0%        (1,695)        -4.8%
                                                               -----------------------     -----------------------
     Income from operations before
     provision for income taxes                                    1,087          3.6%         3,445          9.8%
Provision for income taxes                                           759          2.5%         1,723          4.9%
                                                               -----------------------     -----------------------
     Net income                                                $     328          1.1%     $   1,722          4.9%
                                                               =======================     =======================
Spain:
-----
Revenue                                                        $  59,589        100.0%     $  44,140        100.0%
Costs of Revenue                                                  46,375         77.8%        35,045         79.4%
Depreciation and amortization                                        592          1.0%           600          1.4%
General and administrative expenses                                9,513         16.0%         9,642         21.8%
                                                               -----------------------     -----------------------
     Operating income                                              3,109          5.2%        (1,147)        -2.6%

Interest expense                                                   1,216          2.0%           765          1.7%
Interest and dividend income and other income, net, equity
in unconsolidated companies and minority interest                  1,437          2.4%         1,212          2.7%
                                                               -----------------------     -----------------------
     Income (loss) from operations before
     provision for income taxes                                    3,330          5.6%          (700)        -1.6%
Provision for income taxes                                         1,247          2.1%          (526)        -1.2%
                                                               =======================     =======================
     Net income (loss)                                         $   2,083          3.5%     $    (174)        -0.4%
                                                               =======================     =======================

                                  Page 14 of 22

MANAGEMENT'S DISCUSSION AND ANALYSIS


     Revenue increased $104 million or 56% to $288.6 million in 1998 as compared to $184.6 million in 1997. Revenue from North American operations increased $93.5 million, or 89%, to $198.9 million in 1998 as compared to $105.4 million in 1997. North American revenue growth was primarily generated by acquisitions completed in the latter part of 1997 and during 1998. Revenue generated by the combined Spanish and CALA regions (collectively referred to as "international" operations) increased $10.6 million, or 13.4%, to $89.7 million in 1998 as compared to $79.1 million in 1997 due primarily to acquisitions of entities in Colombia and Puerto Rico. Revenues in the Company's CALA region were negatively impacted by delays in the privatization of the Brazilian telecommunications industry.

     Gross profit (revenue less cost of revenue), excluding depreciation and amortization, increased $28.4 million, or 68%, to $70.1 million, or 24.3% of revenue in 1998 as compared to $41.7 million, or 22.6% of revenue in 1997. North American gross margins (gross profit as a percentage of revenue) increased to 26.1% in 1998 from 25.9% in 1997. The increase in gross margins was due primarily to acquisitions made in the third quarter of 1997 of work generating higher margins. International gross margins increased to 20.3% in 1998 as compared to 18.2% in 1997 primarily due to the completion of certain higher margin contracts in 1998. Additionally, the Company's newly formed CALA region reflected improved margins of 16.7% as compared to 15% in 1997. In the CALA region, the Company typically operates in a project manager capacity, which results in lower margins than the Company's North American operations because of greater use of subcontractors.

     Depreciation and amortization increased $6.1 million, or 107%, to $11.8 million in 1998 from $5.7 million in 1997. The increase in depreciation and amortization was a result of increased amortization of intangibles associated with acquisitions, as well as increased capital expenditures during 1998 to support revenue growth. As a percentage of revenue, depreciation and amortization was 4.1% and 3.1% of revenue for 1998 and 1997, respectively.

     General and administrative expenses increased $12.8 million, or 67%, to $32 million, or 11.1% of revenue for 1998 from $19.2 million, or 10.4% of revenue for 1997. The increase in dollar amount is primarily due to North American general and administrative expenses which were $19.6 million, or 9.8% of North American revenue in 1998, compared to $9.4 million, or 8.9% of domestic revenue for 1997. The increase in dollar amount of domestic general and administrative expenses stems primarily from acquired companies and an increase in the allowance for doubtful accounts of $1 million in connection with management's ongoing evaluation of the collectability of its receivables. International general and administrative expenses increased $2.6 million, or 26.5%, to $12.4 million, or 13.8% of international revenue in 1998 from $9.8 million, or 12.4% of international revenue for 1997. The increase in general and administrative expenses resulted from the Company's expansion into the CALA region in August 1997. General and administrative expenses for the CALA region were approximately $2.9 million.

     The Company generated operating income of $26.3 million for 1998 compared to $16.8 million for 1997 or 9.1% of revenue for both periods. Domestic operating income declined to 11.5% of revenue in 1998 as compared to 12.1% in 1997 as a result of a $1 million increase in the allowance for doubtful accounts. Favorably impacting 1998 operating income were acquisitions and short-term projects with attractive pricing. International operating income decreased to $3.4 million in 1998 from $4.0 million in 1997 due primarily to increases in general and administrative expenses associated with the Company's newly established Brazilian operation.

     Interest expense increased $5.2 million or 200%, to $7.8 million for 1998 from $2.6 million in 1997 primarily due to the Company's $200.0 million bond offering completed in February 1998. Offsetting the increase was lower interest rates on Spanish borrowings. See "Financial Condition, Liquidity and Capital Resources."

     Interest and dividend income, other income, net, equity in earnings of unconsolidated companies and minority interest increased to $3.9 million compared to $402,000 during the 1997 period due to a significant increase in interest income related to temporary short-term investments by the Company's Brazilian operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                Nine Months Ended September 30, 1998 compared to
                      Nine Months Ended September 30, 1997

         The  following  table  sets  forth  certain   historical   consolidated
financial data and  supplemental  information as a percentage of revenue for the nine months ended  September  30, 1998 and 1997 (in thousands  unless  otherwise indicated).

North America:                                                        1998                     1997
-------------                                                         ----                     ----
Revenue                                                          $ 474,379      100.0%    $ 265,858      100.0%
Costs of Revenue                                                   359,885       75.9%      193,581       72.8%
Depreciation and amortization                                       26,494        5.6%       12,043        4.5%
General and administrative expenses                                 54,676       11.5%       25,434        9.6%
                                                                 ---------------------    ---------------------
     Operating income                                               33,324        7.0%       34,800       13.1%

Interest expense                                                    15,005        3.2%        4,506        1.7%
Interest and dividend income and other income, net, equity
in unconsolidated companies and minority interest                    2,794        0.6%        1,533        0.6%
                                                                 ---------------------    ---------------------
     Income from operations before
     provision for income taxes                                     21,113        4.5%       31,827       12.0%

Provision for income taxes                                           8,348        1.8%       12,583        4.7%
                                                                 =====================    =====================
     Net income                                                  $  12,765        2.7%    $  19,244        7.2%
                                                                 =====================    =====================

CALA:
----
Revenue                                                          $  95,019      100.0%    $  34,998      100.0%
Costs of Revenue                                                    79,610       83.8%       29,733       85.0%
Depreciation and amortization                                        2,730        2.9%            -        0.0%
General and administrative expenses                                  7,145        7.5%          125        0.4%
                                                                 ---------------------    ---------------------
     Operating income                                                5,534        5.8%        5,140       14.7%

Interest expense                                                     1,516        1.6%            -        0.0%
Interest and dividend income and other income, net, equity
in unconsolidated companies and minority interest                    1,754        1.8%       (1,695)      -4.8%
                                                                 ---------------------    ---------------------
     Income from operations before
     provision for income taxes                                      5,772        6.1%        3,445        9.8%

Provision for income taxes                                           3,007        3.2%        1,723        4.9%

                                                                 =====================    =====================
     Net income                                                  $   2,765        2.9%    $   1,722        4.9%
                                                                 =====================    =====================

Spain:
-----
Revenue                                                          $ 151,409      100.0%    $  155,348     100.0%
Costs of Revenue                                                   118,212       78.1%       114,599      73.8%
Depreciation and amortization                                        1,770        1.2%         2,001       1.3%
General and administrative expenses                                 37,585       24.8%        28,807      18.5%
                                                                 ---------------------    ---------------------
     Operating income                                               (6,158)      -4.1%         9,941       6.4%

Interest expense                                                     3,395        2.2%         3,528       2.3%
Interest and dividend income and other income, net, equity
in unconsolidated companies and minority interest                    3,143        2.1%         3,550       2.3%
                                                                 ---------------------    ---------------------
     (Loss) income from operations before
     provision for income taxes                                     (6,410)      -4.2%         9,963       6.4%
Provision for income taxes                                          (1,586)      -1.0%         2,318       1.5%
                                                                 =====================    =====================
     Net (loss) income                                           $  (4,824)      -3.2%    $    7,645       4.9%
                                                                 =====================    =====================


MANAGEMENT'S DISCUSSION AND ANALYSIS

     Revenue increased $264.6 million, or 58%, to $720.8 million in 1998 as compared to $456.2 million in 1997. North American revenue increased $208.5 million, or 78% from $265.9 million to $474.4 million. The increase in North American revenue was primarily generated by acquisitions completed in the latter part of 1997 and 1998. Revenue generated by international operations increased $56.1 million, or 29.5%, to $246.4 million in 1998 as compared to $190.3 million in 1997 due primarily to the inclusion of the Company's Brazilian operations which contributed $95 million to 1998 results. The Company's Spanish revenue was negatively impacted in 1998 by a reduction in the volume of work by its major customer, Telefonica, whose investment focus has shifted to Latin America, specifically Brazil. Revenues in the Company's CALA region were negatively impacted by delays in the privatization of the Brazilian telecommunications industry.

     Gross profit (revenue less cost of revenue), excluding depreciation and amortization, increased $44.8 million, or 38%, to $163.1 million, or 22.6% of revenue in 1998 as compared to $118.3 million, or 25.9% of revenue in 1997. North American gross margins (gross profit as a percentage of revenue) decreased to 24.1% in 1998 from 27.2% in 1997. The decline in gross margins was related to, among other things, pricing on certain contracts, some of which have recently been re-negotiated. In addition, 1997 results were favorably impacted by certain short-term projects with attractive pricing. Spanish gross margins decreased to 21.9% in 1998 as compared to 26.2% in 1997 primarily due to the increase in labor costs associated with its new labor agreement in Spain and a $1.9 million charge for severance for direct labor personnel. The Company's newly formed CALA operations reported an improved margin of 16.2% in 1998 as compared to 15% in 1997. In the CALA region, the Company typically operates in a project manager capacity, which results in lower margins than the Company's North American operations since it subcontracts a larger proportion of its work.

     Depreciation and amortization increased $17 million, or 121%, to $31 million in 1998 from $14 million in 1997. The increase in depreciation and amortization was a result of increased capital expenditures in 1998, as well as depreciation and amortization associated with acquisitions. As a percentage of revenue, depreciation and amortization was 4.3% and 3.1% of revenue for 1998 and 1997, respectively.

   General and administrative expenses increased $45 million, or 83%, to $99.4 million, or 13.8% of revenue for 1998 from $54.4 million, or 11.9% of revenue for 1997. The increase is primarily due to North American general and administrative expenses which were $54.7 million, or 11.5% of North American revenue in 1998, compared to $25.4 million, or 9.6% of North American revenue for 1997. The increase in dollar amount of North American general and administrative expenses is due primarily to acquisitions. North American general and administrative expenses increased as a percentage of revenues due to increases in the allowance for doubtful accounts as well as $4 million in special charges recorded in the first quarter of 1998. General and administrative expenses for international operations increased $15.8 million, or 55%, to $44.7 million, or 18.2% of international revenue in 1998 from $28.9 million, or 15.2% of international revenue for 1997. The increase in Spain's general and administrative expenses was primarily due to severance charges of $12.9 million associated with the agreement reached with the union to reduce administrative personnel in excess of 200 people. General and administrative expenses for the Company's CALA region were approximately $7.1 million. The Company did not operate in this region until August 1997.

     The Company generated operating income of $32.7 million or 4.5% of revenue for 1998 compared to $49.9 million or 10.9% of revenue for 1997. Favorably impacting 1997 operating income were short-term projects with attractive pricing and terms. International operating income decreased to (624,000) from $15.1 million due primarily to the aforementioned severance charges recorded by the Company's Spanish operations in 1998.

     Interest expense increased $11.9 million or 149%, to $19.9 million for 1998 from $8.0 million in 1997, primarily due to the Company's $200.0 million bond offering completed in February 1998. See - "Financial Condition, Liquidity and Capital Resources."

     Interest and dividend income, other income, net, equity in earnings of unconsolidated companies and minority interest increased to $7.7 million compared to $3.4 million in 1997 due to temporary short-term investments offset by an increase in minority interest attributable to the Company's Brazilian operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition, Liquidity and Capital Resources

     The Company's primary liquidity needs are for working capital, to finance acquisitions and construction projects and for capital expenditures and to service the Company's indebtedness. The Company's primary sources of liquidity have been cash flow from operations, borrowings under revolving lines of credit and the proceeds from the sale of investments and non-core assets.

     Net cash provided by operating activities for the 1998 period was $14.9 million, compared to $27.8 million in the 1997 period. This decrease was due to a breakeven result in the first quarter of 1998 absent non-recurring charges and fluctuations in working capital, particularly increases in accounts receivable and unbilled revenue from Brazilian and North American operations.

     As of September 30, 1998, working capital totaled $148.7 million, compared to working capital of $124.1 million at December 31, 1997.

     The Company invested cash, net of cash acquired, in acquisitions and investments in unconsolidated companies totaling $95.8 million during 1998 compared to $25.7 million in 1997. During 1998, the Company made capital expenditures of $57.5 million, primarily for machinery and equipment used in the production of revenue, compared to $15.8 million in 1997. The increase in capital expenditures was related to acquisitions, internal growth and expansion into new contract areas.

     The Company is negotiating with management personnel at certain of the Company's subsidiaries acquired in 1997 for the continuation of their employment and/or consulting services for five years from the date of definitive agreements. In addition, pre-existing non-competition and non-solicitation agreements are proposed to be modified and to be extended to a term of ten years from the date of the definitive agreements. As consideration for these agreements, the Company proposes to pay certain compensation for the employees' employment and non-competition agreements, including cash compensation, stock and option awards and certain other compensation. The Company also proposes to repurchase shares of the Company's common stock issued in connection with the 1997 acquisitions and owned by certain of these employees in three transactions over the next thirteen months. In total these agreements, if concluded, will require cash payments (including for the repurchase of the common stock) of $35 million in 1998, $32 million in two installments in 1999 and $3.2 million in 2000, 2001 and 2002. The definitive agreements are still subject to further negotiation and to final Board approval. There can be no assurance that definitive agreements will be executed, or if executed, that they will be at the terms described above.

     The Company continues to pursue a strategy of growth through acquisitions and internal expansion. During 1998, the Company completed 14 acquisitions for $88.2 million in cash and seller financing. Additionally, the Company believes that there are significant business opportunities available to it that may require the Company to provide customer financing in connection with the sale of its services. As of September 30, 1998, the Company had entered into financing agreements to provide financing to two customers. As of September 30, 1998, the Company had $19.8 million outstanding under these agreements. The Company anticipates that it will provide an additional $20.0 million of financing under these agreements over the next 12 months.

     The Company has committed to continue developing a PCS cellular phone system in Paraguay of which the Company owns 90%. The Company anticipates investing approximately $20.0 million for the development of this system over the next 12 months.

     The Company expects to finance its working capital needs, capital expenditures, debt service obligations and other commitments and contingencies from cash generated from operations, the sale of investments and non-core assets, borrowings under the existing Credit Facility, and funds from additional borrowings or the issuance of additional debt or equity securities. There can be no assurance that the Company will be able to obtain additional capital, borrow additional funds in a timely manner or on favorable terms. Nor can there be any assurances that the Company will be able to obtain additional financing. If the Company is unable to do so, the Company may be required to delay or reduce its proposed expenditures or sell additional assets in order to meet its future obligations.

     On October 16, 1998, the Company announced its intention to sell its Spanish subsidiary and its affiliates in Argentina, Chile, Colombia, Peru, Puerto Rico and Venezuela to focus on operations in North America. The proceeds from the sale will be used for domestic acquisitions and internal expansion.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company announced a stock repurchase program in April 1998. Through November 12, 1998, the Company had purchased a total of 657,000 shares with an average price of $20.06. The Company may continue to purchase shares from time to time. The Credit Facility restricts the amount of shares that the Company may repurchase up to an additional $10.3 million.

     In February 1998, the Company issued $200.0 million principal amount of 7.75% Senior Subordinated Notes (the "Notes") due 2008 with interest due semi-annually. The Credit Facility and the Notes contain certain covenants which, among other things, restrict the payment of dividends and limit the Company's ability to incur additional debt, create liens, dispose of assets, merge or consolidate with another entity or make other investments or acquisitions. These covenants also require the Company to maintain minimum amounts of shareholders' equity and to meet certain financial ratio coverages, among others, minimum ratios at the end of each fiscal quarter of debt to earnings before interest, taxes, depreciation and amortization and of earnings to interest expense. See Note 4 of Notes to Condensed Consolidated Financial Statements.

     The Company conducts business in several foreign currencies that are subject to fluctuations in the exchange rate relative to the U.S. dollar. The Company does not enter into foreign exchange contracts. It is the Company's intent to utilize foreign earnings in the foreign operations for an indefinite period of time or until a decision to divest is made. See Note 8 to Condensed Consolidated Financial Statements. In addition, the Company's results of operations from foreign activities are translated into U.S. dollars at the average prevailing rates of exchange during the period reported, which average rates may differ from the actual rates of exchange in effect at the time of the actual conversion into U.S. dollars.

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

Year 2000

     The Company has been assessing the impact of the Year 2000 issue as it relates to its information systems and vendor supplied application software, hardware and non-information systems such as fax machines, alarm systems and other miscellaneous systems. The Company and each of its operating subsidiaries are in the process of implementing a readiness program with the objective of having all of their significant business systems functioning properly before January 1, 2000. Each operating system is in a different stage of its year 2000 readiness.

     The first step of the Company's readiness program is to identify the internal business systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors. This effort is in process and those business systems considered most critical to continuing operations are being given the highest priority.

     The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure to prepare the systems for the year 2000 testing and conversion of system applications which is expected to take place over the remaining year and into 1999. Through normal, planned enhancements of existing systems, development of new systems and upgrades to operating systems and databases already covered by maintenance agreements, the Company believes that the year 2000 compliance will be achieved over the next year. The Company's vendor supplied application software is provided from reputable companies that have year 2000 compliant software readily available. Assuming that remediation projects can be implemented as planned, the Company believes future costs relating to the Year 2000 issue, which will be expensed as incurred, will not have a material adverse impact on the Company's business, operations or financial condition.

     The Company has also initiated formal communications with all of its significant customers to determine the extent to which the Company's customer interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company believes that issues related to the year 2000 with respect to its customers will not have a material adverse impact since most of the Company's customers are large commercial entities which are addressing their own year 2000 issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS


     Although the Company expects its critical systems to be compliant during mid 1999, there are no assurances that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact the Company, and other similar uncertainties.

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

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                           (a)       Exhibits.

                   27.1 Article 5 - Financial Data Schedules.

                           (b)      Report on Form 8-K.

                                    On  September 8, 1998,  the company  filed a
                                    Form 8-K Current  Report  dated May 28, 1998
                                    reporting  information  under item 5 thereof
                                    regarding  the  amendment  of its  Revolving
                                    Credit   Agreement,   the   application   of
                                    purchase accounting to two 1997 acquisitions
                                    previously      accounted      for     using
                                    pooling-of-interests  and the acquisition of
                                    seven   domestic   and   two   international
                                    companies.    In   addition,   the   Company
                                    announced certain strategic alliances and the purchase of a partnership holding 7.9 million shares of the Company's stock by the Company's Chairman of the Board and his brothers.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MasTec, Inc.
                                             Registrant




Date:  November 13, 1998                     /s/ Stephen D. Daniels
                                             ----------------------
                                             Stephen D. Daniels
                                             Senior Vice President-
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)