Form 10-K
period 1998-12-31
MASTEC INC
filed 1999-04-01
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                          Commission File Number 0-3797



                                  MASTEC, INC.
             (Exact name of registrant as specified in its charter)

         Florida                                       65-0829355
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3155 N.W. 77th Avenue, Miami, FL 33122-1205              (305) 599-1800
(Address of principal executive offices)          Registrant's telephone number,
                                                       including area code

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The number of shares of Common Stock outstanding as of March 26, 1999 was 27,341,385. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $22 5/8 closing price for the registrant's Common Stock on the New York Stock Exchange on March 26, 1999 was approximately $304,703,626. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 25, 1999, are incorporated by reference.

     The following statement is made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. MasTec, Inc. and subsidiaries ("MasTec" or the "Company") may make certain statements in this Annual Report on Form 10-K that are forward-looking, such as statements regarding MasTec's future growth and profitability, growth strategy and anticipated trends in the industries and economies in which MasTec operates. These forward-looking statements are based on MasTec's current expectations and are subject to a number of risks, uncertainties and assumptions relating to MasTec's operations, financial condition and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including risks and uncertainties relating to MasTec's dependence on key customers and the telecommunications industry, MasTec's growth strategy, foreign operations, restrictions imposed by MasTec's credit agreements, the impact of competition, MasTec's dependence on the labor supply and on senior management, the ability of MasTec to dispose of non-core assets and seasonality, among others. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by MasTec. These and other risks are detailed in this Annual Report on Form 10-K and in other documents filed by MasTec with the Securities and Exchange Commission. MasTec does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

                                    BUSINESS

General

     MasTec is one of the preeminent builders of internal and external voice, video, data, internet and other computer and communications networks for leading telecommunications service providers, cable television operators, Fortune 500 corporations and power companies. MasTec designs, installs, constructs and maintains aerial, underground and buried copper, coaxial and fiber optic cable networks as well as wireless antenna networks ("external network services"). Clients for MasTec's external network services include major domestic and international telecommunication service providers, incumbent and competitive local exchange carriers, cable television operators, long-distance carriers and wireless phone companies. MasTec also provides external network services to the electric power industry ("power") that are similar to the services it provides to telecommunications customers. Additionally, MasTec designs, installs and maintains integrated local and wide area networks and provides systems integration and other value added services ("internal network services") for corporate customers and other organizations with multiple locations.

     MasTec was formed in March 1994 through the combination of two companies providing services to the telecommunications and other utility infrastructure construction industry since 1969 and 1929. MasTec has grown significantly in the past five years expanding its customer base and its geographic presence across the United States and Latin America. Since March 1994, MasTec has completed 31 domestic and seven foreign acquisitions. Currently, MasTec is consolidating its existing domestic acquisitions and emphasizing domestic internal growth, although it intends to continue to grow through selected acquisitions to take advantage of consolidation opportunities in the fragmented telecommunications and other utilities construction industry in the United States. MasTec is currently evaluating strategic alternatives for its international operations and investments in order to maximize their value. On December 31, 1998, MasTec sold substantially all of its operations in Spain, Argentina, Chile, Colombia, Peru, Puerto Rico and Venezuela.

     Customers. MasTec provides a full range of infrastructure services to a diverse customer base. Domestically, MasTec provides external network services to incumbent local exchange customers ("ILEC's") such as BellSouth Telecommunications, Inc. ("BellSouth"), US West Communications, Inc., Bell Atlantic Corp., SBC Communications, Inc. and GTE Corporation. MasTec also provides external network services to competitive local exchange carriers ("CLEC's") such as Qwest Communications, Inc. and MFS Communications Company, Inc., cable television operators ("CATV's") such as Charter Cable, Inc., Cablevision Systems, Inc., Time Warner Inc., Tele-Communications, Inc., Comcast Corporation, and Cox Communications, Inc., long distance carriers such as AT&T Corporation and Sprint Corp. and wireless communications providers such as Sprint Spectrum, L.P. Internationally, MasTec provides external network services to the local, long distance and wireless telephone companies formed as a result of the privatization of Telecomunicacoes Brasileiras S.A. ("Telebras"), the Brazilian telecommunications system, primarily in Sao Paulo, Rio de Janeiro, Parana and other states in the southern region of Brazil.

     MasTec provides external network services to power companies such as Carolina Power and Light Co., Florida Power and Light Co., Texas Utilities Company, Virginia Power Co., the City of Austin Electric Department, City Public Service of San Antonio, Georgia Power Co., and a number of regional electrical cooperatives. MasTec provides internal network services to large corporate customers with multiple locations such as First Union National Bank, Montgomery Wards and Co., other major retailers, universities and health care providers.

     MasTec believes that its customer base allows it to take advantage of technological advances and other market developments that may favor one class of customer over another. MasTec also believes that its diverse customer base makes it less susceptible to downturns in any particular geographic region or industry sector. For the year ended December 31, 1998, MasTec derived approximately 6.7% of its revenue (or 10.6% of its North American revenue) from services performed for BellSouth, its largest customer; no other on going customer accounted for more than 5% of total revenue. See Note 9 of Notes to Consolidated Financial Statements.

     Turn-key Capabilities. MasTec believes it is one of the few contractors capable of providing all of the design, construction, installation and maintenance services necessary for a cable or wireless network starting from a transmission point, such as a central office or head-end, and running continuously through aerial, underground and buried cables or through wireless transmission to the ultimate end users' voice and data ports, cable outlets or cellular stations. MasTec can also install the switching devices at a central office or set up local and wide area voice, video, data and internet networks to expand a business' telecommunications infrastructure both inside a specific structure or between multiple structures.

     MasTec believes that its customers increasingly are seeking comprehensive solutions to their infrastructure needs by turning to fewer qualified contractors who have the size, financial capability and technical expertise to provide a full range of infrastructure services. MasTec believes that this trend will accelerate as industry consolidations increase and as these consolidated entities begin to provide bundled services to end users. MasTec believes it has positioned itself as a full service provider of external and internal network services to take advantage of this trend.

     Nationwide Presence. MasTec believes it is capable of servicing customers across the United States. MasTec has significantly broadened its geographic presence in recent years beyond its historical base in the Southeastern United States. Currently, MasTec has external network operations in more than 40 states in the Southeast, Northeast, mid-Atlantic, Southwest, West and upper Midwest regions of the country. MasTec provides internal network services for corporate customers and external network services for wireless communication companies nationwide. MasTec believes that its customers are looking for contractors who can provide services nationwide on a consistent and timely basis and that MasTec's broad geographic presence is a competitive advantage with these customers. MasTec is developing the brand name "MasTec" across all of its operating units nationwide to further position itself as a single, national company.

Growth Strategy

     Internal Expansion. MasTec believes that current industry trends, including deregulation and demonopolization, increased competition among telecommunications and other utility providers, increased outsourcing, and increased use of more powerful computers and the Internet, will lead to a significant increase in the demand for its services over the next several years. During 1998, MasTec realigned its North American operations along service and customer lines to focus on its core businesses and believes it is well-positioned to capitalize on this anticipated growth as one of the leading telecommunications infrastructure contractors in the United States. MasTec believes that its strong customer relationships, reputation for quality and reliability, operating efficiency, financial strengths, technical expertise, presence in key geographic areas and ability to offer a full range of construction services make it well positioned to compete for this increased business, particularly the larger, more technically complex infrastructure projects.

     Strategic Acquisitions. MasTec plans to continue to pursue selected acquisitions in the fragmented telecommunications and utilities infrastructure industry that either expand its geographic coverage and customer base or broaden the range of services it can offer to clients. MasTec focuses its acquisition efforts primarily on profitable companies with good reputations and strong management. MasTec has acquired 38 companies, domestic and international, since March 1994 and has significant experience in identifying, purchasing and integrating telecommunications infrastructure businesses. MasTec believes that it is able to improve the acquired companies' operating performance by providing strategic guidance, administrative support, greater access to capital and savings in the cost of capital, purchasing and insurance costs.

North American Service Lines

     MasTec's principal business is providing telecommunications and other utilities infrastructure construction services, consisting of external network services for telecommunications service providers, external network services for power companies, and internal network services. For the years ended December 31, 1996, 1997 and 1998, revenue expressed as a percentage of North American revenue generated by external network services for telecommunications service providers was 77.1%, 74.6% and 68.1%, respectively, by external network services for power companies was 1.3%, 5.2% and 18.0%, respectively, and by internal network services was 12.5%, 12.5% and 13.4%, respectively.

External Networks - Telecommunications

     MasTec's principal domestic business consists of external network services for telecommunications providers such as ILEC's, CLEC's, CATV's, long-distance carriers and wireless communications providers. External network services consist of all of the services necessary to design, install, construct and maintain the physical facilities used to provide telecommunications service from the provider's central office, switching center or cable head-end to the ultimate consumer's home or business. These services include designing conduit networks and fiber rings; placing and splicing of cable; excavating trenches in which to place the cable; fabricating and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures; placing drop lines from the main distribution terminals to the customer's home or business;
maintaining, removing and replacing these facilities; and installing transmission and central office equipment. MasTec has developed expertise in directional boring, a highly specialized and increasingly common method of placing underground and buried cable networks.

     MasTec provides a full range of external network services to its telecommunications company customers, although certain of MasTec's customers handle certain of these services in-house. MasTec's customers generally supply materials such as cable, conduit and telephone equipment, and MasTec provides the expertise, personnel, tools and equipment necessary to perform the required installation, construction and maintenance services.

     Services rendered to ILEC's, including BellSouth, are performed primarily under master service agreements, which typically are exclusive service agreements to provide all of the carrier's external network requirements up to a specified dollar amount per job within certain geographic areas. These contracts generate revenue ranging from $3.0 million to $30.0 million over their respective contract terms, generally two to three years. Such contracts are typically subject to termination at any time upon 90 to 180 days prior notice to MasTec. Each master services agreement contemplates hundreds of individual construction and maintenance projects generally valued at less than $100,000 each. These master services agreement are typically awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without opening them up to bid. MasTec currently has 43 master service agreements with telecommunications and other utility customers covering defined regions within the United States, including 10 with BellSouth.

     In addition to services rendered pursuant to master services agreement, MasTec provides external network services on individual projects awarded on a competitive bid basis or through individual negotiation. While such projects are generally substantially larger than the individual projects covered by master contracts, they typically require services identical to those rendered under master services agreement. Most of MasTec's external network contracts, whether master services agreement or individual projects, are based either on a fixed price for the entire project or on a unit price basis for units of work performed. MasTec also performs work under cost-plus contracts under which MasTec is reimbursed for certain costs plus a fee in a fixed amount or equal to a percentage of reimbursable costs. Many of MasTec's contracts require performance and payment bonds. Contracts generally include payment provisions under which 5% to 10% is withheld from payment until the contract work has been completed. MasTec typically agrees to indemnify its customers against certain claims and warrants the quality of its services for specified time periods, usually one year.

     MasTec also provides turn-key design, installation and maintenance
services  to  the  wireless  communications  industry,   including  project  and
construction management, site acquisition and development, design and construction of communications towers, placement of antennas and associated wiring, construction of equipment huts, and site maintenance.

     Technology convergence has led to the development of "smart highways," which employ video cameras, remote controlled traffic signals, "talking" message signs, road sensors and other similar devices interconnected by fiber optic cable to a central computer that monitors and controls traffic flow remotely. MasTec provides infrastructure construction services to the traffic control and highway safety industry, including the design, construction and maintenance of "smart highway" equipment and networks. These services consist of installing and maintaining traffic signals and their associated supporting mechanisms (such as mast-arm poles, conduit, electrical wiring and sensors), installing and maintaining traffic controllers, connecting signals and controllers with fiber optic cables, and erecting signs on highways and expressways. The labor, equipment and expertise required for traffic control and highway safety systems construction are similar to those required for external network services for telecommunications service providers, such as the installation of fiber optic or coaxial cable and conduit for electronically controlled signage and other traffic control systems. These services primarily are rendered on specific projects awarded on a competitive bid basis. Customers include state transportation departments, cities and counties, highway contractors and private developers, principally in the Southeast. MasTec conducts this business both as a prime contractor and as a subcontractor. MasTec currently has three master service agreements to provide these services.

External Networks - Power

     MasTec provides external network services to power companies, including investor-owned utilities and rural cooperatives. These services, which are substantially similar to the external network services provided to telecommunications companies, include overhead and underground construction and maintenance of electrical and other utilities transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. The work often involves the installation and splicing of high-voltage transmission and distribution lines. Services to many of these customers are provided under exclusive master contracts with 2 to 3 year initial terms expiring at various dates, as well as on a project by project basis awarded under competitive bidding and individual negotiations. MasTec currently has 42 master service agreements with power companies.

Internal Network Services

     MasTec provides design, installation and maintenance of internal networks linking the customers' voice, video, data and internet computer and communications networks at multiple locations. MasTec also provides systems integration services, which involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. Internal network services is less capital intensive than external network construction but requires a more technically proficient work force. MasTec provides these services to its customers nationwide, primarily on the east and west coasts of the United States.

     MasTec provides internal network services to certain customers under master service agreements similar to those in the external network business that grant MasTec the exclusive right to provide network services to the customer within certain geographic regions. MasTec also provides inside wiring on individual projects that are awarded on a competitive bid basis or through individual negotiation. MasTec currently has two master service agreements to provide internal network services. MasTec intends to take advantage of the fragmentation of the internal network services industry by marketing a full range of network services to organizations with multiple locations across the country. MasTec believes that these types of customers increasingly are seeking a single vendor to provide all of their network services needs.

International Operations and Investments

     MasTec operated in 1998 principally in North America (the United States and Canada), the Caribbean and Latin America ("CALA") and in Spain (CALA and Spain combined are also referred to as "International"). Combined revenue generated by International operations, as a percentage of total revenue was 39.8% in 1996, 42.8% in 1997 and 36.2% in 1998. See Note 9 of Notes to Consolidated Financial Statements for a description of operations by geographic areas and segments. MasTec provides external network construction outside of North America primarily in Brazil through MasTec Inepar S/A Sistemas de Telecomunicacoes ("MasTec Inepar"), a Brazilian company owned 51% by MasTec and 49% by Inepar SA Industrias e Construcoes ("Inepar"), a leading telecommunications and power infrastructure and equipment company in Brazil. MasTec Inepar provides external network services to the local, long distance and wireless telephone companies formed as a result of the privatization of Telebras, primarily in Sao Paulo, Rio de Janeiro, Parana and other states in the more populous and developed southern region of Brazil.

     In December 1998, MasTec disposed of 87% of its Spanish operations, which included affiliates in Argentina, Chile, Colombia, Peru, Puerto Rico, and Venezuela to a group of investors. The investor group included the chief executive officer of Sintel and a member of its board of directors. MasTec received $0.9 million (130.5 million pesetas at an exchange rate of 142 pesetas to the dollar) on the date of closing and through March 31, 1999 has received $10.2 million. Payment terms are being re-negotiated not to extend beyond 1999. The sale included the assumption of the remaining indebtedness of MasTec to Telefonica S.A. for the purchase of the Spanish operations of $25.0 million (3.6 billion pesetas). See Notes 2 and 9 of Notes to Consolidated Financial Statements for a description of the Spanish operations and additional terms of the sale.

     MasTec has invested in certain telecommunications businesses located in or servicing Latin America. These include minority interests in Supercanal Holding, S.A. ("Supercanal") and related entities, which operate a cable television system in Argentina, and in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), an Ecuadorian cellular company. MasTec also has an investment in a company with a license to construct and operate a personal communication system ("PCS") in Paraguay. MasTec is seeking to maximize the value of these investments and has hired investment bankers to explore strategic alternatives.

Backlog

     At December 31, 1998, MasTec had a backlog for domestic operations of approximately $249.9 million consisting of the uncompleted portion of services to be performed under project-specific contracts. MasTec does not include as backlog the estimated amount of work under master services agreements because the customer under these contracts is not committed to order a specific volume of services from MasTec. MasTec expects to complete substantially all of its backlog at December 31, 1998 during calendar years 1999 through 2002, of which approximately 88.0% of the domestic backlog is expected to be completed during 1999. MasTec also has international backlog through its Brazilian subsidiary MasTec Inepar of approximately R$148.2 million denominated in Brazilian reais, representing approximately $123.4 million in U.S. dollars as of December 31, 1998, of which 75% is expected to be completed during 1999. Due to the recent devaluation of the Brazilian currency and the likelihood of further devaluation and deteriorating economic conditions in Brazil it is uncertain the amount of revenue that MasTec will recognize from its international backlog. See Note 1 of Notes to Consolidated Financial Statements.

Marketing

     MasTec has developed a company-wide marketing plan to emphasize the "MasTec" brand name to its customers. Marketing efforts are principally carried out by management of MasTec's service lines. Executives of MasTec's service lines market to existing and potential telecommunications and other utility customers in order to negotiate new contracts or be placed on lists of vendors invited to submit bids for master services agreement and individual construction projects. External and internal network services are also marketed through commissioned salespeople. These efforts are supported by MasTec's corporate marketing department.

Suppliers

     MasTec's customers supply the majority of the raw materials and supplies necessary to carry out MasTec's contracted work, although MasTec is increasingly supplying materials and supplies on turn-key projects. MasTec obtains materials and supplies for its own account from independent third-party providers and does not manufacture any significant amount of materials or supplies for resale. MasTec is not dependent on any one supplier for any materials or supplies that MasTec obtains for its own account. MasTec has not experienced any difficulty in obtaining an adequate supply of materials and supplies.

     MasTec also uses independent contractors to perform portions of its services and to manage work flow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own vehicles, tools and insurance coverage. MasTec is not dependent on any single independent contractor.

Competition

     The industry in which MasTec competes is highly competitive and fragmented. MasTec competes with a number of contractors in the markets in which it operates, ranging from small independent firms servicing local markets to larger firms servicing regional markets, as well as with large national and international engineering firms and equipment vendors on turn-key projects who subcontract construction work to contractors other than MasTec. These engineering firms and equipment vendors typically are better capitalized and have greater resources than MasTec. Most companies engaged in the same or similar business tend to operate in a specific, limited geographic area, although larger competitors may bid on a particular project without regard to location. Although MasTec believes it is the largest provider of external network services for telecommunications service providers and power companies in the United States and has a significant presence in Brazil, neither MasTec nor any of its competitors can be considered dominant in the industry on a national or international basis. MasTec also faces competition from the in-house construction and maintenance departments of various customers and potential customers, which employ personnel who perform some of the same types of services as those provided by MasTec.

     Because of the highly competitive bidding environment for infrastructure services, the price of the contractor's bid historically has often been the principal factor in determining whether the contractor is awarded the work. Smaller competitors are sometimes able to win bids based on price alone due to their lower overhead costs. MasTec believes that as demand for its services increases, customers will increasingly consider other factors in choosing a contractor, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which should benefit larger, national contractors such as MasTec.

Employees

     As of December 31, 1998, MasTec (excluding its unconsolidated companies) had approximately 8,250 employees, 7,400 of whom were employed in North American operations and 850 of whom were employed in International operations. Approximately 250 employees are represented by a labor union, principally the Communication Workers of America or the International Brotherhood of Electrical Workers. MasTec believes that its employee relations are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), the information regarding executive officers of MasTec called for by Item 401(b) of Regulation S-K is hereby included in this Annual Report on Form 10-K.

     The following is a list of the names and ages of all of the executive officers of MasTec, indicating all positions and offices with MasTec held by each such person, and each such person's principal occupation or employment during the past five years. The executive officers hold office for one year or until their successors are elected by the Board of Directors.

    Name                 Age           Position

Jorge Mas                36            Chairman of the Board of Directors,
                                        President and Chief Executive Officer
Joel-Tomas Citron        36            Vice Chairman of the Board of Directors
Carmen M. Sabater        34            Senior Vice President-Finance
Jose Sariego             44            Senior Vice President-General Counsel
Arlene Vargas            32            Vice President and Controller

     Jorge Mas has been President, Chief Executive Officer and a Director of MasTec since March 1994 and was elected Chairman of the Board of Directors of MasTec in January 1998. Prior to March 1994, Mr. Mas served as the President and Chief Executive Officer of Church & Tower, Inc., MasTec's predecessor. In addition, Mr. Mas is the Chairman of the Board of Directors of Neff Corporation, a publicly-held construction equipment sales and leasing company, and Atlantic Real Estate Holding Corp., a private real estate holding company controlled by Mr. Mas and, during all or a portion of the past five years, has served as the President and Chief Executive Officer of these corporations.

     Joel-Tomas Citron has been a member of the Board of Directors of MasTec since January 1998 and was elected Vice Chairman of the Board of Directors in November 1998. Mr. Citron was the managing partner of Triscope Capital LLC, a private investment partnership between January 1998 and December 1998; Chairman of the Board of Directors of the United States subsidiary of Proventus AB, a privately held investment company based in Stockholm, Sweden, and a member of the Executive Committee of the group between January 1992 and December 1997; a member of the Board of Directors of Neff Corporation since 1998; Chairman of the Board of American Information Systems, Inc., a provider of intranet and internet systems solutions between September 1996 and January 1999; between and a member of the Board of Directors of Nesuah Zannex Limited, a publicly-traded full service Israeli securities firm between May 1998 and February 1999.

     Carmen M. Sabater has been MasTec's Corporate Controller since 1994 and was elected Senior Vice President-Director of Finance in December 1998. Prior to joining MasTec, Ms. Sabater was a Senior Manager with Deloitte & Touche, a public accounting firm.

     Jose Sariego has been Senior Vice President-General Counsel of MasTec since September 1995. Prior to joining MasTec, Mr. Sariego was Senior Corporate Counsel and Secretary of Telemundo Group, Inc., a Spanish language television network, from August 1994 to August 1995. From January 1990 to August 1994, Mr. Sariego was a partner in the Miami office of Kelley Drye & Warren, an international law firm.

     Arlene Vargas has been MasTec's Vice President and Corporate Controller since September 1998. Prior to joining MasTec, Ms. Vargas was a Senior Manager from June 1997 to September 1998 and a Manager from June 1994 to June 1997 with PricewaterhouseCoopers LLP, a public accounting firm.

                                   PROPERTIES

     MasTec's corporate headquarters are located in a 60,000 square foot building owned by MasTec in Miami, Florida. MasTec's principal operations are conducted from regional and field offices, equipment yards and temporary storage locations, none of which MasTec believes is material to its operations because most of MasTec's services are performed on the customers' premises or on public rights of way. In addition, MasTec believes that equally suitable alternative locations are available in all areas where it currently does business.

     MasTec also owns a substantial amount of construction equipment, which at December 31, 1998 had a gross book value of $170.9 million. This equipment includes trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks and cranes. MasTec obtains substantially all of its equipment from various third-party vendors, none of which MasTec is dependent upon, and has not experienced any difficulties in obtaining desired equipment.

                                LEGAL PROCEEDINGS

     In December 1990, Albert H. Kahn, a shareholder of MasTec, filed a class action and derivative suit in Delaware state court against MasTec, the then-members of its Board of Directors and National Beverage Corporation ("NBC"), MasTec's then-largest shareholder. The complaint alleges, among other things, that MasTec's Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions. The lawsuit seeks to rescind these transactions and to recover damages in an unspecified amount.

     In November 1993, Mr. Kahn filed a class action and derivative suit in the same court against MasTec, the then members of its Board of Directors, and Jorge
L. Mas, Jorge Mas and Juan Carlos Mas, the principal shareholders of MasTec. The lawsuit alleges, among other things, that MasTec's Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of MasTec by the Mas family, and that the Mas family had knowledge of the fiduciary duties owed by NBC and MasTec's Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of MasTec's Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing MasTec's affairs prior to the acquisition by the Mas family.

     There has been no significant activity in either of these lawsuits in more than two years. MasTec believes that the allegations in each of these lawsuits are without merit and intends to defend these lawsuits vigorously.

     In November 1997, Church & Tower, Inc., a wholly-owned subsidiary of MasTec, filed a lawsuit against Miami-Dade County in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the county, and the county's wrongful termination of the agreement. The county has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against Church & Tower seeking damages. The county also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. MasTec is vigorously pursuing this lawsuit.

     MasTec is a party to other pending legal proceedings arising in the normal course of business, none of which MasTec believes is material to its financial position or results of operations.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information. MasTec's Common Stock currently is listed on the New York Stock Exchange under the symbol "MTZ". The following table sets forth, for the quarters indicated, the high and low sale prices of the Common Stock, as reported by the New York Stock Exchange.

                                     Fiscal Year Ended December 31,
                     -----------------------------------------------------------
                                 1997                           1998
                          High            Low           High             Low
                     ---------------------------   -----------------------------
First Quarter ....   $   46 11/32     $   23       $   34 3/16      $   22 3/8
Second Quarter ...   $   48 5/8       $   25 1/8   $   34           $   19 13/16
Third Quarter ....   $   55 1/4       $   38 1/4   $   26 3/8       $   14 1/2
Fourth Quarter ...   $   45 1/2       $   20 3/8   $   28 3/4       $   12 3/8

     Holders. As of March 26, 1999, there were 4,679 shareholders of record of the Common Stock.

     Dividends. MasTec has not declared cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. On January 15, 1997, MasTec announced a three-for-two split of its outstanding shares of Common Stock. The stock split was effected in the form of a stock dividend and entitled each shareholder of record on February 3, 1997 to receive an additional share of Common Stock for every two shares of Common Stock held by such shareholder of record on the record date. The stock split was paid on February 28, 1997. MasTec paid cash in lieu of fractional shares resulting from the stock split based on the last sale price as reported on the New York Stock Exchange on the record date. All references in this Annual Report to shares of Common Stock have been adjusted to give effect to the stock split.

     Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of MasTec and will depend upon its operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deem relevant. In addition, certain credit agreements to which MasTec is a party prohibit from paying dividends or making other distributions on the Common Stock without the prior written consent of the lenders under such credit agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                             SELECTED FINANCIAL DATA

     The following statement of operations and balance sheet data have been derived from MasTec's audited financial statements including the consolidated balance sheets at December 31, 1998 and 1997 and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 1998 and the notes thereto, appearing elsewhere in this Annual Report. The following selected financial data should be read in conjunction with such consolidated financial statements and the notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          Year Ended December 31,
                                                       ----------------------------------------------------------
                                                        1994(1)      1995       1996(2)     1997(3)       1998(4)
                                                       ----------------------------------------------------------
                                                                   (In thousands, except per share data)
    Statement of Income Data:
    Revenue ......................................     $111,294    $174,583    $472,800    $659,439    $1,048,922
    Costs of revenue .............................       83,952     130,762     352,329     496,230       803,112
    Depreciation and amortization ................        4,439       6,913      12,000      23,465        43,313
    Compensation charge ..........................         --          --          --          --          33,765
    General and administrative expenses ..........       13,022      19,081      58,529      82,261       140,472
    -------------------------------------------------------------------------------------------------------------
    Operating income .............................        9,881      17,827      49,942      57,483        28,260
    Interest expense .............................        3,587       4,954      11,434      11,541        29,580
    Interest income ..............................        1,469       3,349       3,246       1,783         9,093
    Real estate and investment write-downs (5) ...         --        23,086        --          --            --
    Other income (expense), net (6) ..............        2,386       4,424         769       8,332        (5,155)
    -------------------------------------------------------------------------------------------------------------
    Income (loss) before provision (benefit) for
      income taxes, equity in earnings (losses) of
      unconsolidated companies and minority interest     10,149      (2,440)     42,523      56,057         2,618

    Provision (benefit) for income taxes (7) .....        2,877      (1,970)     15,591      20,944        12,550
    Equity in earnings (losses) of unconsolidated
      companies and minority interest (8) ..........        247        (139)      3,133        (449)       (3,983)
    =============================================================================================================
    Net income (loss) ............................     $  7,519    $   (609)   $ 30,065    $ 34,664    $  (13,915)
    =============================================================================================================

    Weighted average common shares outstanding (9)       24,116      23,892      24,703      26,460        27,489

    Basic earnings (loss) per share ..............     $   0.31    $  (0.03)   $   1.22    $   1.31    $    (0.51)

    Weighted average common shares outstanding (9)       24,116      23,892      25,128      27,019        27,489

    Diluted earnings (loss) per share ............     $   0.31    $  (0.03)   $   1.20    $   1.28    $    (0.51)


                                                             As of December 31,
                                                       ----------------------------------------------------------
                                                         1994        1995        1996        1997        1998(10)
                                                       ----------------------------------------------------------
                                                                            (In thousands)
    Balance Sheet Data:
    Property and equipment, net ..................     $ 40,102    $ 44,571    $ 59,602    $ 86,109    $  142,897
    Total assets .................................      142,452     170,163     483,018     630,224       735,486
    Total debt ...................................       44,185      72,089     155,192     149,057       321,832
    Total shareholders' equity ...................       50,874      50,504     103,504     223,697       204,273

     (1) Includes the results of operations of Burnup & Sims Inc. from March 11, 1994.
     (2) Includes the results of operations of MasTec's Spanish subsidiary Sintel from May 1, 1996.
     (3) Includes the results of operations of MasTec's Brazilian subsidiary MasTec Inepar from July 31, 1997.

     (4) Includes the results of operations of MasTec's Spanish subsidiary Sintel through December 31, 1998, which includes severance charges of $13.4 million, of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses.
     (5) As a result of the disposal of non-core real estate assets and other investments, MasTec recorded $23.1 million in charges in the year ended December 31, 1995.
     (6) Included in 1997 results of operations is a gain of $7.1 million from the partial sale of MasTec's interest in Conecel and in 1998 includes a loss of $9.2 million related to the sale of MasTec's Spanish subsidiary.
     (7) MasTec's effective tax rate for the year ended December 31, 1998 was mainly affected by a tax liability of approximately $7.8 million resulting from the sale of 87% of MasTec's Spanish subsidiary, the non-deductibility of the amortization of certain intangibles and the non-deductibility of other expenses.
     (8) Included in 1997 and 1998 results of operations is the minority interest related to MasTec's Brazilian subsidiary MasTec Inepar.
     (9) Amounts have been adjusted to reflect the three-for-two stock split effected on February 28, 1997.
     (10) As of December 31, 1998, MasTec sold 87% of its Spanish subsidiary, therefore, the balance sheet data as of December 31, 1998 does not include the financial position of these operations.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenue is generated primarily from external and internal network services. See Notes 1 and 9 of Notes to Consolidated Financial Statements. Services are provided to telephone companies, public utilities, cable television operators, other telecommunications providers, governmental agencies and private businesses. Costs of revenue include operations payroll and employee benefits, subcontractor costs and expenses, materials not supplied by the customer, fuel, equipment rental and insurance. General and administrative expenses include management salaries and benefits, rent, travel, telephone and utilities, professional fees and clerical and administrative overhead.

     The following tables sets forth for each of 1996, 1997 and 1998 income statement data and its related percentage of revenue by geographic region. During 1998, MasTec recharacterized as purchases two acquisitions consummated in 1997, which were originally accounted for as pooling of interests. See Note 1 of Notes to Consolidated Financial Statements.

North America

                                                       Year Ended December 31,
                                         ------------------------------------------------------
                                               1996              1997               1998(1)
                                         ----------------   ----------------   ----------------
    Revenue ...........................  $284,645  100.0%   $377,046  100.0%   $669,628  100.0%
    Costs of revenue ..................   216,940   76.2%    279,394   74.1%    506,721   75.7%
    Depreciation and amortization .....     9,942    3.5%     20,452    5.4%     37,284    5.6%
    General and administrative expenses    27,554    9.7%     41,167   10.9%    112,530   16.8%
                                         ========  ======   ========  ======   ========  ======
         Operating income .............  $ 30,209   10.6%   $ 36,033    9.6%   $ 13,093    1.9%
                                         ========  ======   ========  ======   ========  ======

     (1) General and administrative expenses includes a $33.8 million charge for compensation and severance charges.

      Year Ended December 31, 1998 Operating Income Compared to Year Ended
                       December 31, 1997 Operating Income

     MasTec's North American revenue was $669.6 million for the year ended December 31, 1998, compared to $377.0 million in 1997, representing an increase of $292.6 million or 77.6%. The increase in North American revenue was due primarily to revenue generated from acquired companies, as well as internally generated growth. During 1998, MasTec acquired 12 companies in North America which generated revenue of approximately $255.1 million, representing 87.2% of the total increase in revenue. MasTec's North American operations have experienced an internal compounded annual growth rate of approximately 21.4% since 1995. For the year ended December 31, 1998, the percentage of MasTec's North American revenue generated by external network services for telecommunication services providers was 68.1% (74.6% in 1997), by external network services for power companies was 18.0% (5.2% in 1997) and by internal network services was 13.4% (12.5% in 1997).

     MasTec's North American costs of revenue were $506.7 million or 75.7% of revenue for the year ended December 31, 1998, compared to $279.4 million or 74.1% of revenue in 1997, representing an increase of $227.3 million or 81.4%. The increase in costs of revenue as a percentage of revenue was due primarily to numerous inefficiencies caused by severe weather conditions in various regions as a result of the climactic condition known as "El Nino", poor performance in three divisions and losses from a non-core contract.

     Depreciation and amortization expense was $37.3 million or 5.6% of revenue for the year ended December 31, 1998, compared to $20.5 million or 5.4% of revenue in 1997.

     General and administrative expenses were $112.5 million or 16.8% of revenue for the year ended December 31, 1998, compared to $41.2 million or 10.9% of revenue in 1997, representing an increase of $71.4 million or 173.4%. The increase in general and administrative expenses was due primarily to a $33.8 million compensation charge for senior management at certain operating subsidiaries, $1.4 million for start-up costs and charges of $4.5 million related to bad debts. Excluding the previously mentioned expenses, general and administrative expenses were $72.9 million or 10.9% of revenue in 1998.

      Year Ended December 31, 1997 Operating Income Compared to Year Ended
                       December 31, 1996 Operating Income

     Revenue from North America operations was $377.0 million for the year ended December 31, 1997, compared to $284.6 million in 1996, representing an increase of $92.4 million or 32.5%. The increase in North American revenue was due primarily to revenue generated from acquired companies, as well as internal growth. MasTec's North American operations experienced an internal compounded annual growth rate of approximately 19.3% since 1995. For the year ended December 31, 1997, the percentage of MasTec's North American revenue generated by external network services for telecommunication service providers was 74.6% (77.1% in 1996) external network services for electric power companies was 5.2% (1.3% in 1996) and 12.5% (12.5% in 1996) was generated by internal network services.

     MasTec's North American costs of revenue were $279.4 million or 74.1% of revenue for the year ended December 31, 1997, compared to $216.9 million or 76.2% of revenue in 1996, representing an increase of $62.5 million or 28.8%. The increase in North American costs of revenue was due primarily to costs of revenue generated from acquired companies as well as cost of revenue generated by internal growth. The decrease in costs of revenue as a percentage of revenue was due primarily to improved margins generated during 1997 in certain projects, as well as improved costs of revenue management.

     Depreciation and amortization expense was $20.5 million or 5.4% of revenue for the year ended December 31, 1997, compared to $9.9 million or 3.5% of revenue in 1996, representing an increase of $10.5 million or 105.7%. The increase in depreciation and amortization was a result of increased capital expenditures ($19.7 million in 1997 compared to $7.1 million in 1996), as well as amortization of intangibles resulting from acquisitions.

     General and administrative expenses were $41.2 million or 10.9% of revenues for the year ended December 31, 1997, compared to $27.6 million or 9.7% of revenue in 1996. The increase in general and administrative expenses was due primarily to general and administrative expenses generated from acquired companies. The increase of general and administrative expenses as a percentage of revenue was due primarily to a $4.6 million reserve recorded by MasTec.

CALA
                                                Year Ended December 31,
                                         -----------------------------------
                                             1997 (1)           1998
                                         ----------------   ----------------
    Revenue ...........................  $ 74,900  100.0%   $141,954  100.0%
    Costs of revenue ..................    63,266   84.5%    112,667   79.4%
    Depreciation and amortization .....       390    0.4%      3,349    2.4%
    General and administrative expenses     1,615    2.2%     10,636    7.4%
                                         --------  ------   --------  ------
         Operating income .............  $  9,629   12.9%   $ 15,302   10.8%
                                         ========  ======   ========  ======

     (1)  CALA operations began on August 1, 1997

      Year Ended December 31, 1998 Operating Income Compared to Five Months
                    Ended December 31, 1997 Operating Income

     MasTec's CALA revenue was $142.0 million for the year ended December 31, 1998, compared to $74.9 million in 1997, representing an increase of $67.1 million or 89.5%. The increase in revenue was due primarily to a full year of operations in 1998, compared to five months in 1997.

     MasTec's CALA costs of revenue were $112.7 million for the year ended December 31, 1998, compared to $63.3 million in 1997, representing an increase of $49.4 million or 78.0%. Costs of revenue were 79.4% of revenue in 1998, compared to 84.5% in 1997. The decrease in costs of revenue as a percentage of revenue was due primarily to the completion of certain wireless projects in the fourth quarter of 1998. MasTec does not anticipate CALA margins to remain at this level in the future.

     Depreciation and amortization expense was $3.3 million for the year ended December 31, 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition which is being amortized over a five year period. Depreciation and amortization expense was 2.4% of revenue for the year ended December 31, 1998.

     General and administrative expenses were $10.6 million or 7.4% of revenue for the year ended December 31, 1998, compared to $1.6 million or 2.2% in 1997, representing an increase of $9.0 million or 558.6%. The increase in general and administrative expenses was due primarily to costs of establishing an infrastructure to support anticipated additional work following the privatization of Telebras, which did not take place until July 1998. Due to recent economic conditions in Brazil, it is uncertain when, if at all, such additional work will materialize.

Spain

                                                         Year Ended December 31,
                                         ------------------------------------------------------
                                              1996 (1)            1997              1998 (2)
                                         ----------------   ----------------   ----------------
    Revenue ...........................  $188,155  100.0%   $207,493  100.0%   $237,340  100.0%
    Costs of revenue ..................   135,389   71.9%    153,180   73.8%    183,724   77.4%
    Depreciation and amortization .....     2,058    1.1%      3,013    1.5%      2,680    1.1%
    General and administrative expenses    30,975   16.5%     39,478   19.0%     51,070   21.5%
                                         --------  ------   --------  ------   --------  -=----
         Operating income .............  $ 19,733   10.5%   $ 11,822    5.7%   $   (134)   0.0%
                                         ========  ======   ========  ======   ========  ======

     (1)  Spanish  operations  began on April 30, 1996, the date of acquisition.
     (2) Includes a total of $13.4 million of severance charges of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses.

      Year Ended December 31, 1998 Operating Income Compared to Year Ended
                       December 31, 1997 Operating Income

     Revenue from Spanish operations was $237.3 million for the year ended December 31, 1998, compared to $207.5 million in 1997, representing an increase of $29.8 million or 14.4%. The increase was due to acquisitions made in 1998.

     Costs of revenue were $183.7 million or 77.4% of revenue for the year ended December 31, 1998, compared to $153.2 million or 73.8% of revenue in 1997, representing an increase of $30.5 million or 19.9%. The increase in costs of revenue as a percentage of revenue was due primarily to increased labor costs associated with a new labor agreement and to $1.9 million in direct labor severance costs.

     Depreciation and amortization expense was $2.7 million for the year ended December 31, 1998, compared to $3.0 million in 1997. Depreciation and amortization expense was 1.1% of revenue for the year ended December 31, 1998, compared to 1.5% of revenue in 1997.

     General and administrative expenses were $51.1 million or 21.5% of revenue for the year ended December 31, 1998, compared to $39.5 million or 19.0% of revenue in 1997, representing an increase of $11.6 million or 29.4%. The increase in general and administrative expenses as a percentage of revenue was due to severance charges of $11.5 million resulting from reductions in administrative personnel.

     Year Ended December 31, 1997 Operating Income Compared to Eight Months
                    Ended December 31, 1996 Operating Income

     Revenue generated by Spanish operations was $207.5 million for the year ended December 31, 1997, compared to $188.2 million in 1996, representing an increase of $19.3 million or 10.3%. The increase in revenue was due primarily to a full year of operations in 1997, compared to eight months in the 1996. MasTec's Spanish operations were negatively impacted during 1997 by a devaluation of approximately 18% in the Spanish peseta and by work stoppages in the second half of 1997.

     Costs of revenue were $153.2 million or 73.8% of revenue for the year ended December 31, 1997, compared to $135.4 million or 71.9% of revenue in 1996, representing an increase of $17.8 million or 13.1%. The increase in costs of revenue as a percentage of revenue was due primarily to lower productivity during 1997 as a result of the work stoppages.

     General and administrative expenses were $39.5 million or 19.0% of revenue for the year ended December 31, 1997, compared to $31.0 million or 16.5% of revenue in 1996, representing an increase of $8.5 million or 27.5%. The increase in general and administrative expenses was due to a full year of operations in 1997, compared to eight months in 1996. The increase in general and administrative expenses as a percentage of revenue was due mainly to increased salaries and compensation expense resulting from increases in base salary.

Consolidated Results

     The following table sets forth for each of 1996, 1997 and 1998 certain consolidated income statement data and its related percentage of consolidated revenue.

                                                                         Year Ended December 31,
                                                      --------------------------------------------------------
                                                            1996                1997                1998
                                                      ----------------    ----------------   -----------------
    Operating income .............................    $ 49,942   10.6%    $ 57,483    8.7%    $ 28,260    2.7%
    Interest expense .............................      11,434    2.4%      11,541    1.8%      29,580    2.8%
    Interest income ..............................       3,246    0.7%       1,783    0.3%       9,093    0.9%
    Other income (expense), net ..................         769    0.1%       8,332    1.3%      (5,155)   0.5%
                                                      --------  ------    --------  ------    --------  ------
    Income before provision for income taxes,
       equity in earnings (losses) of
       unconsolidated companies and minority
       interest ..................................      42,523    9.0%      56,057    8.5%       2,618    0.3%
    Provision for income taxes ...................      15,591    3.3%      20,944    3.2%      12,550    1.2%
    Equity in earnings (losses) of  unconsolidated
       companies and minority interest ...........       3,133    0.7%        (449)  (0.0)%     (3,983)   0.4%
                                                      --------  ------    --------  ------    --------  ------
         Net income (loss) .......................    $ 30,065    6.4%    $ 34,664    5.3%    $(13,915)  (1.3)%
                                                      ========  ======    ========  ======    ========  ======

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     For  a  discussion  of  revenue,   costs  of  revenue,   depreciation   and
amortization and general and administrative expenses, see "North America," "CALA" and "Spain" above.

     Interest expense was $29.6 million for the year ended December 31, 1998, compared to $11.5 million in 1997, representing an increase of $18.0 million or 156.3%. The increase in interest expense was due primarily to increased indebtedness resulting from the issuance of the Senior Notes in early 1998, the proceeds of which were used primarily for acquisitions and to fund international operations investments. See Note 5 of Notes to Consolidated Financial Statements.

     Included in other expense for 1998 is a $9.2 million loss on sale of the Spanish operation. The effective income tax rate, on a consolidated basis for the year ended December 31, 1998 increased to 479%, from 37% in 1997. This increase was mainly attributable to the recognition of approximately $9.2 million of a loss on sale of MasTec's Spanish operations, however for tax purposes the Company recorded a tax provision of $7.8 million. Excluding the effect of the book loss on sale and the taxable gain, the effective tax rate would have been 42.2%, which is attributed to the non-deductibility of the amortization of intangibles and other expenses. See Note 7 of Notes to Consolidated Financial Statements.

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Interest expense was $11.5 million or 1.8% of revenue for the year ended December 31, 1997, compared to $11.4 million or 2.4% of revenue in 1996, representing an increase of $107,000 or 0.9%. The decrease in interest expense as a percentage of revenue was due to increased revenue while the average balance on debt remained basically unchanged.

     Included in other income for 1997 is a $7.1 million gain on sale of MasTec's indirect interest in Conecel. See Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     MasTec's primary liquidity needs are for working capital, to finance acquisitions, for capital expenditures and to service its indebtedness. MasTec's primary sources of liquidity are cash flow from operations, borrowings under revolving lines of credit and the proceeds from the sale of investments and other assets held for sale.

     Net cash used in operating activities was $13.9 million for the year ended December 31, 1998, compared to cash provided by operating activities of $15.2 million in 1997. Net cash used by operating activities of $13.9 million was due primarily to a net loss for the year ended December 31, 1998.

     As of December 31, 1998, working capital was $244.5 million ($180.4 million domestic and $64.1 million international) compared to working capital of $124.1 million ($76.8 million domestic and $47.3 million international) at December 31, 1997. As of December 31, 1998, working capital included $50.9 million related to financing and $46.4 million of assets held for sale included in domestic operations and $27.3 million of receivables from the sale of MasTec's Spanish operations included in international operations. Working capital in 1998, excluding previously described items, was $83.1 million for domestic compared to $76.8 million in 1997. For international, working capital increased, excluding Spanish operations, from $22.8 million in 1997 to $36.8 million at December 31, 1998.

     MasTec invested cash (net of cash acquired of $5.0 million in 1998 and $3.3 million in 1997) in acquisitions and investments in unconsolidated companies totaling $89.1 million during 1998 compared to $49.0 million in 1997. During 1998, MasTec made capital expenditures of $76.4 million, primarily for machinery and equipment used in the production of revenue, compared to $21.5 million in 1997. The increase in capital expenditures was due mainly to fleet upgrades for acquired companies and internal growth. Of the total invested funds in 1998, $64.5 million was related to North American acquisitions and $71.4 million was related to North American capital expenditures.

     MasTec entered into agreements with certain senior management personnel at two of its operating subsidiaries. These senior managers agreed to multi-year employment agreements and 10-year non-competition and non-solicitation agreements. Under the agreements, MasTec paid the senior managers compensation in the form of cash and common stock options. The cash portion totaled approximately $33.3 million, of which approximately $13.3 million was paid in 1998 and approximately $20.0 million was paid in the first quarter of 1999. As a result of these agreements, MasTec recorded a non-recurring compensation charge of approximately $33.8 million (including the value of vested stock options) in the fourth quarter of 1998.

     During 1998, MasTec provided a customer financing in connection with the sale of construction services. As of December 31, 1998, MasTec had $41.8 million outstanding under this agreement. MasTec anticipates that it will provide an additional $8.0 million of financing under this agreement. MasTec will terminate financing agreement as of April 30, 1999.

     Although the PCS system is held for sale, MasTec is committed to continue developing the system in Paraguay. MasTec anticipates investing approximately $13.0 million for the development of this system over the next 12 months. Commercial operation of the system must be initiated no later than May 10, 1999, unless extended. MasTec is seeking an extension of this date.

     During 1998, MasTec sold 87% of its Spanish operations for $27.3 million which is recorded in other current assets in the accompanying consolidated balance sheet as of December 31, 1998. The proceeds from the sale will be used for general corporate purposes including reducing indebtedness.

     MasTec announced a stock repurchase program in April 1998. Through December 1998, MasTec had purchased a total of 667,000 shares at an average price of $20.58.

     In December 1998, MasTec increased its existing credit facility from $125.0 million to $165.0 million (the "Credit Facility"), with a group of financial institutions led by BankBoston, N.A. Amounts outstanding under the Credit Facility mature on June 9, 2000. Upon written request by MasTec and at the bank's sole discretion, the maturity date of the Credit Facility may be extended for successive annual periods up to a final maturity date of June 9, 2002. MasTec is required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

     The Credit Facility is secured by a pledge of shares of certain of MasTec's subsidiaries. Interest under the Credit Facility accrues at rates based, at MasTec's option, on the agent bank's Base Rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the Credit Facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

     MasTec had outstanding $18.7 million in standby letters of credit as of December 31, 1998.

     In January 1998, MasTec issued $200.0 million principal amount of 7.75% senior subordinated notes (the "Senior Notes") due 2008 with interest due semi-annually. The net proceeds were used primarily for acquisitions and for other corporate purposes.

     The Credit Facility and the Senior Notes contain customary events of default and covenants which prohibit, among other things, making certain investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also provides that MasTec must maintain certain financial ratio coverages, requiring, among other things minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense. See Note 5 of Notes to Consolidated Financial Statements.

     MasTec expects to finance its current working capital needs, capital expenditures, debt service obligations and other commitments from cash generated from operations, borrowings under its existing Credit Facility and the sale of investments and other assets. Subsequent to December 31, 1998, MasTec has signed letters of intent to acquire two external network and one internal network services contractors, subject to a number of conditions. MasTec anticipates that available cash, cash flows from operations and borrowing availability under the Credit Facility will be sufficient to satisfy MasTec's liquidity and working capital requirements for the foreseeable future; however, to the extent that MasTec should desire to increase its financial flexibility and capital resources or require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its existing Credit Facility, MasTec may consider raising additional capital by increasing its Credit Facility or through the offering of equity and/or debt securities in the public or private markets. There can be no assurance, however, that additional capital will be available to MasTec on acceptable terms, or at all.

     MasTec owns interest in a number of foreign operations, primarily in Latin America, which are subject to greater political, monetary, economic and regulatory risks than its domestic operations. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian reais. The impact on the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin America countries and the resulting impacts on MasTec's results of operations, financial position and cash flows cannot now be determined. MasTec monitors its currency exchange risk but currently does not hedge against this risk. There can be no assurance that currency exchange fluctuations or other economic problems will not adversely affect MasTec's results of operations, financial position and cash flows.

Year 2000

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of MasTec's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations and/or a temporary inability to conduct normal business activities.

     MasTec has undertaken a Year 2000 project which includes an assessment of telecommunications equipment, computer equipment, software, database, data services, network infrastructure, and telephone equipment. MasTec's Year 2000 plan addresses the Year 2000 issue in four phases: (1) inventory and assessment;
(2) impact analysis and implementation planning; (3) implementation and testing; and (4) on-going and monitoring. As each phase is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. At this time, a majority of MasTec's information systems and embedded devices have been inventoried and assessed, and MasTec has begun impact analysis and implementation planning, as well as some implementation and testing. The project is estimated to be complete by the end of 1999, prior to any anticipated impact on MasTec's operating systems. MasTec believes that with upgrades to existing software, conversions to new software and replacement of certain products and equipments, the Year 2000 issue will not pose significant operational problems. Based on its current assessment efforts, MasTec does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. If, however, necessary upgrades, replacements and conversions are not made or are not completed on a timely basis, the Year 2000 issue may have a material adverse effect on MasTec's business, financial condition and results of operations. MasTec's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as vendors and suppliers. As part of MasTec's Year 2000 efforts, formal communications with all significant vendors, suppliers, banks and clients are being pursued to determine the extent to which related interfaces with MasTec's systems are vulnerable if these third parties fail to remediate their Year 2000 issues. There cannot be any assurance that any such third parties will address any Year 2000 issues that they have or that such third parties' systems will not materially adversely affect MasTec's systems and operations.

     MasTec continues to assess the Year 2000 issue with respect to internal business systems, and has initiated the implementation of corrective measures to address the issue. MasTec is evaluating the need for contingency planning at this time of its system and embedded devices. The assessment of third parties external to MasTec is underway, and may reveal the need for contingency planning based on the progress and findings of the Year 2000 project.

     MasTec will utilize both internal and external resources to complete and test the Year 2000 project. At the present time, MasTec is estimating the cost of this project. Through December 31, 1998, related costs incurred were not material, and MasTec does not expect that the total cost of its Year 2000 project will be material to its financial position or results of operations.
Project costs and the targeted completion date will be based on management's best estimates, which will be derived from utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

Seasonality

     MasTec's North America operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on external network activities. Certain U.S. customers, particularly the ILEC's, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in a local currency from MasTec Inepar is not expected to fluctuate seasonally.

Impact of Inflation

     The primary inflationary factor affecting MasTec's operations is increased labor costs. MasTec has not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for MasTec in the future. MasTec's international operations may, at times in the future, expose it to high inflation in certain foreign countries. During 1998, MasTec generated approximately 17.5% of its total revenue (excluding revenue generated from MasTec's Spanish operations which were sold in December 1998) from international operations that are susceptible to currency devaluation. Management anticipates that revenue from MasTec's international operations will be less significant to MasTec's operations in the foreseeable future due to its current intentions to dispose of them, however, the likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin America countries and the resulting impacts on MasTec's results of operations, financial position and cash flows cannot now be determined.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 1 and 5 of Notes to Consolidated to Financial Statements for disclosures about market risk.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                           Page

Reports of Independent Accountants........................................   19

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997, and 1998.......................................   21

Consolidated Balance Sheets as of December 31, 1997 and 1998..............   22

Consolidated Statement of Changes in Shareholders' Equity for
     the Years Ended December 31, 1995, 1996, 1997 and 1998...............   23

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1997, and 1998....................................   24

Notes to Consolidated Financial Statements................................   27

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
  Shareholders of MasTec, Inc.:



     In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of MasTec, Inc. and its subsidiaries ("MasTec") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of MasTec's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Sintel, S.A., a wholly-owned subsidiary until December 31, 1998 which statements reflect total assets of $195.2 million at December 31, 1997 and total revenues of $207.2 million and $207.6 million for the years ended December 31, 1997 and 1998, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Sintel, S.A. is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.




/s/ PRICEWATERHOUSECOOPERS LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP
Miami, Florida

February 10, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Sistemas e Instalaciones de Telecomunicacion, S.A.:



We have audited the consolidated balance sheet of SINTEL, S.A. and subsidiaries ("Sintel") as of December 31, 1998 and 1997, the related consolidated statements of income and cash flows for the two years then ended, and the notes to the financial statements, all expressed in Spanish pesetas. These financial statements are the responsibility of Sintel's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

On December 31, 1998,  the  agreement  signed with  Telefonica  de Espana,  S.A.
terminated. Such contract guaranteed a minimum contract revenue amount. As a result of this situation, the Company has a strategy to restructure its operations as well as a planned expansion and diversification of its commercial activities in Spain and Latin America, as explained in Note 1.

In relation to what is described in the previous paragraph, during 1998 a restructure of its operations was executed which resulted in an extraordinary expense of 1.810 millions pesetas related to severance payments to personnel. In view of the extraordinary nature of such restructure, management considered it appropriate to compensate part of such cost by reversing 1.000,8 millions pesetas from the voluntary reserves with a corresponding increase to 1998 income, recorded as described in Notes 10 and 18. Although such voluntary reserves are free to be disposed of by the Board of Directors, Spanish Generally Accepted Accounting Principles does not permit such reversal and the ultimate recording of extraordinary income in 1998. Therefore, in accordance with General Accepted Accounting Principles, net income and the voluntary reserves should be reduced and increased, accordingly, by 1000,8 millions pesetas. Such treatment does not impact the capital accounts of the Company.

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

In our opinion, except for the effects of the matter described in the preceding paragraph 4, the accompanying consolidated financial statements express, in all material respects, the capital and the financial position of Sintel, S.A. and consolidated subsidiaries at December 31, 1998 and 1997 and the result of its operations for the two years then ended and includes all the necessary and sufficient information for an adequate interpretation and comprehension, in accordance with generally accepted accounting principles applied on a consistent basis.


/s/ ARTHUR ANDERSEN
---------------------
ARTHUR ANDERSEN
Madrid, Spain

March 31, 1999

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                        Year Ended December 31,
                                                 ------------------------------------
                                                    1996         1997         1998
                                                 ----------   ----------   ----------

Revenue ......................................   $  472,800   $  659,439   $1,048,922
Costs of revenue .............................      352,329      495,840      803,112
Depreciation and amortization ................       12,000       23,855       43,313
Compensation charge ..........................         --           --         33,765
General and administrative expenses ..........       58,529       82,261      140,472
                                                 ----------   ----------   ----------

    Operating income .........................       49,942       57,483       28,260
Interest expense .............................       11,434       11,541       29,580
Interest income ..............................        3,246        1,783        9,093
Other income (expense), net ..................          769        8,332       (5,155)
                                                 ----------   ----------   ----------
Income before provision for income taxes,
    equity in earnings of unconsolidated
    companies and minority interest ..........       42,523       56,057        2,618
Provision for income taxes ...................       15,591       20,944       12,550
Equity in earnings of unconsolidated companies        3,040        2,897        1,906
Minority interest ............................           93       (3,346)      (5,889)
                                                 ==========   ==========   ==========
Net income (loss) ............................   $   30,065   $   34,664   $  (13,915)
                                                 ==========   ==========   ==========

Weighted average common shares outstanding ...       24,703       26,460       27,489
Basic earnings (loss) per share ..............   $     1.22   $     1.31   $    (0.51)

Weighted average common shares outstanding ...       25,128       27,019       27,489
Diluted earnings (loss) per share ............   $     1.20   $     1.28   $    (0.51)




     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     December 31,
                                                              ----------------------
                                                                 1997         1998
                                                              ---------    ---------
         Assets

Current assets:
    Cash and cash equivalents ..............................  $   6,063    $  19,864
    Accounts receivable, unbilled revenue and retainage, net    346,596      284,575
    Inventories ............................................      8,746       13,423
    Assets held for sale ...................................     10,782       49,973
    Other current assets ...................................     22,009       59,601
                                                              ---------    ---------
         Total current assets ..............................    394,196      427,436

Property and equipment, net ................................     86,109      142,897
Investments in unconsolidated companies ....................     48,160        5,886
Intangibles, net ...........................................     99,890      142,245
Other assets ...............................................      1,869       17,022
                                                              ---------    ---------
         Total assets ......................................  $ 630,224    $ 735,486
                                                              =========    =========

         Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of debt .............................  $  54,562    $  11,143
    Accounts payable and accrued expenses ..................    166,596       84,372
    Other current liabilities ..............................     48,950       87,417
                                                              ---------    ---------
         Total current liabilities .........................    270,108      182,932
                                                              ---------    ---------

Other liabilities ..........................................     41,924       37,592
                                                              ---------    ---------
Long-term debt .............................................     94,495      310,689
                                                              ---------    ---------
Commitments and contingencies (Note 10)

Shareholders' equity:
    Common stock ...........................................      2,758        2,738
    Capital surplus ........................................    154,013      149,479
    Retained earnings ......................................     70,392       56,477
    Accumulated other comprehensive income .................     (3,466)      (4,421)
                                                              ---------    ---------
         Total shareholders' equity ........................    223,697      204,273
                                                              ---------    ---------
         Total liabilities and shareholders' equity ........  $ 630,224    $ 735,486
                                                              =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                       Foreign                          Accumulated
                                                 Common Stock                         Currency                             Other
                                               -----------------   Capital  Retained Translation  Treasury             Comprehensive
                                                Shares   Amount    Surplus  Earnings Adjustments    Stock     Total        Income
---------------------------------------------------------------------------------------------------------------------   ------------
Balance December 31, 1995 ...................   26,435  $  2,643  $134,186  $  5,663  $      1    $(91,989) $ 50,504    $     5,664
Net income ..................................                                 30,065                          30,065         30,065
Foreign currency translation adjustment .....                                             (803)                 (803)          (803)
Stock issued from treasury for stock
    options exercised .......................                           48                             523       571           --
Tax benefit resulting from stock
    option plan .............................                          513                                       513           --
Stock issued from treasury for an
    acquisition .............................                        8,844                           2,201    11,045           --
Stock issued for debentures from
    treasury ................................                        5,492                           6,117    11,609           --
---------------------------------------------------------------------------------------------------------------------   ------------
Balance December 31, 1996 ...................   26,435     2,643   149,083    35,728      (802)    (83,148)  103,504         34,926
Net income ..................................                                 34,664                          34,664         34,664
Foreign currency translation adjustment .....                                           (2,664)               (2,664)        (2,664)
Stock issued from treasury for options
    exercised ...............................                          206                             979     1,185           --
Tax benefit resulting from stock
    option plan .............................                        1,538                                     1,538           --
Stock issued for acquisitions ...............    1,621       162    76,219                                    76,381           --
Stock issued from treasury for an
    acquisition .............................                        4,479                           1,603     6,082           --
Stock issued for stock dividend from
    treasury ................................                      (75,802)                         75,802      --             --
Stock issued from treasury ..................                        3,007                                     3,007           --
---------------------------------------------------------------------------------------------------------------------   ------------
Balance December  31, 1997 ..................   28,056     2,805   158,730    70,392    (3,466)     (4,764)  223,697         66,926
Retirement of treasury stock ................     (476)      (47)   (4,717)     --        --         4,764      --             --
                                               --------  -------- --------- --------- ---------   --------- ---------   ------------
Balance December 31, 1997 ...................   27,580     2,758   154,013    70,392    (3,466)       --     223,697         66,926
Net loss ....................................                                (13,915)                        (13,915)       (13,915)
Accumulated other comprehensive income                                                    (955)                 (955)          (955)
Stock issued, primarily for
    acquisitions and stock options
    exercised ...............................      469        47     8,721                                     8,768           --
Tax benefit resulting from stock
    option plan .............................                          403                                       403           --
Repurchase of common stock ..................     (667)      (67)  (13,658)                                  (13,725)          --
---------------------------------------------------------------------------------------------------------------------   ------------
Balance December 31, 1998 ...................   27,382  $  2,738  $149,479  $ 56,477  $ (4,421)   $   --   $ 204,273    $    52,056
=====================================================================================================================   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year Ended December 31,
                                                          ------------------------------------
                                                             1996         1997         1998
                                                          ----------   ----------   ----------
Cash flows from operating activities:
   Net income (loss) ..................................   $  30,065    $  34,664    $ (13,915)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization ....................      12,000       23,855       43,313
     Minority interest ................................         (93)       3,346        5,889
     Equity in earnings of unconsolidated companies ...      (3,040)      (2,897)      (1,906)
     Deferred tax expense (benefit) ...................       2,574       (4,991)       6,974
     (Gain) loss on sale of assets ....................        (365)      (6,848)       8,918
     Changes in assets and liabilities net of
       effect of acquisitions and divestitures:
       Accounts receivable, unbilled revenue and retainage  (12,013)     (28,809)     (34,942)
       Inventories and other current assets ...........      (2,448)          64      (16,759)
       Other assets ...................................      (2,102)     (10,889)     (27,341)
       Accounts payable and accrued expenses ..........      24,492        5,348       (2,017)
       Other current liabilities ......................      (6,706)       7,326       13,385
       Other liabilities ..............................      (4,942)      (4,988)       4,548
                                                          ----------   ----------   ----------
Net cash provided by (used in) operating activities ...      37,422       15,181      (13,853)
                                                          ----------   ----------   ----------
Cash flows from investing activities:
    Capital expenditures ..............................      (7,059)     (21,534)     (76,445)
    Cash paid for acquisitions, net of cash acquired ..      (5,034)     (45,606)     (75,745)
    Distributions from unconsolidated companies .......        --          2,130         --
    Investments in unconsolidated companies ...........      (1,212)      (3,364)     (13,384)
    Repayment (advances)  of notes receivable, net ....       1,273          565      (18,667)
    Repayment of notes from shareholders ..............        --            780         --
    Net proceeds from sale of assets ..................       9,404       29,628        5,600
                                                          ----------   ----------   ----------
Net cash used in investing activities .................      (2,628)     (37,401)    (178,641)
                                                          ----------   ----------   ----------
Cash flows from financing activities:
    Proceeds from revolving credit facilities .........      17,476       57,328        5,032
    Proceeds from Senior Notes ........................        --           --        199,724
    Other borrowings ..................................      21,739       19,936       35,106
    Debt repayments ...................................     (70,320)     (59,059)     (17,946)
    Proceeds from issuance of common stock ............         792        6,264        3,779
    Stock repurchased .................................        --           --        (13,725)
    Financing costs ...................................        --           (587)      (4,993)
                                                          ----------   ----------   ----------
Net cash (used in) provided by financing activities ...     (30,313)      23,882      206,977
                                                          ----------   ----------   ----------
Net increase in cash and cash equivalents .............       4,481        1,662       14,483
Net effect of translation on cash .....................        (803)        (353)        (682)
Cash and cash equivalents - beginning of period .......       1,076        4,754        6,063
                                                          ----------   ----------   ----------
Cash and cash equivalents - end of period .............   $   4,754    $   6,063    $  19,864
                                                          ==========   ==========   ==========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest                                              $  10,029    $   8,727    $  21,795
                                                          ==========   ==========   ==========
    Income taxes                                          $  11,676    $  10,377    $   6,593
                                                          ==========   ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)


Supplemental disclosure of non-cash investing and financing activities:

                                                     Year Ended December 31,
                                               -------------------------------
                                                  1996       1997       1998
                                               ---------   --------   --------
Acquisitions accounted for under purchase
  method of accounting:
     Fair value of assets acquired:
     Accounts receivable ....................   $248,087   $ 43,966   $ 35,184
     Inventories ............................      2,980      1,681      2,565
     Other current assets ...................     12,661      2,127      1,615
     Property and equipment .................     13,148     27,480     27,168
     Investments in unconsolidated companies       9,373       --         --
     Real estate and other assets ...........      6,385      3,973      3,830
                                                --------   --------   --------
       Total non-cash assets ................    292,634     79,227     70,362
                                                --------   --------   --------
Liabilities .................................    162,928     32,238     20,623
Long-term debt ..............................     78,966      8,535     18,609
                                                --------   --------   --------
       Total liabilities assumed ............    241,894     40,773     39,232
                                                --------   --------   --------
Net non-cash assets acquired ................     50,740     38,454     31,130
Cash acquired ...............................      1,130      3,304      4,975
                                                --------   --------   --------
Fair value of net assets acquired ...........     51,870     41,758     36,105
Excess over fair value of assets acquired ...      4,956     98,088     55,314
                                                --------   --------   --------
Purchase price ..............................   $ 56,826   $139,846   $ 91,419
                                                ========   ========   ========

Notes payable issued in acquisitions ........   $ 36,561   $    130   $ 10,199
Acquisition costs, cash paid and common
  stock is acquisitions .....................     18,015    129,809     81,220
Contingent consideration ....................      2,250      9,907       --
                                                --------   --------   --------
Purchase price ..............................   $ 56,826   $139,846   $ 91,419
                                                ========   ========   ========
Property acquired through financing arrangements$  8,550   $    413   $   --
                                                ========   ========   ========
Disposal of Sintel:
   Accounts receivable ...........................................    $137,214
   Inventories ...................................................       2,774
   Other current assets ..........................................      37,722
   Property and equipment ........................................      17,251
   Other assets ..................................................       2,825
                                                                      --------
     Total non-cash assets .......................................     197,786
                                                                      --------
Liabilities ......................................................     109,448
Long-term debt ...................................................      25,013
                                                                      --------
     Total liabilities ...........................................     134,461
                                                                      --------
Net non-cash assets sold .........................................      63,325
Cash .............................................................       2,234
Investment retained ..............................................      (4,072)
                                                                      --------
Fair value of net assets sold ....................................      61,487
Net loss on sale .................................................      (9,222)
                                                                      --------
Sale price .......................................................    $ 52,265
                                                                      ========
Assumption of debt ...............................................      25,013
Seller financing .................................................      27,252
                                                                      --------
Sale price .......................................................    $ 52,265
                                                                      ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                   MASTEC, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


     In 1996, MasTec issued approximately 198,000 shares of common stock for an acquisition. Common stock was issued from treasury at a cost of $2.2 million.

     In 1996, MasTec converted $11.6 million of its 12% convertible subordinated debentures into common stock. Common stock was issued from treasury at a cost of $6.1 million.

     In 1996, MasTec's purchase of an additional 3% interest in Supercanal was financed in part by the sellers for $2 million.

     In 1997, MasTec issued approximately 1,621,000 shares of common stock for domestic acquisitions, of which 250,000 shares were issued from treasury stock at a cost of approximately $1.6 million.

     In 1997, MasTec converted a note receivable and accrued interest thereon totaling $29 million into stock of Conecel.

     In 1998, MasTec issued approximately 158,200 shares of common stock primarily as payment for contingent consideration related to 1997 acquisitions. In addition, MasTec issued approximately 58,600 shares as bonuses to certain employees and fees to directors.



     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998


     Note 1 - Nature of the Business and Summary of Significant Accounting Policies

     MasTec is one of the preeminent builders of internal and external voice, video, data, internet and other computer and communications networks for leading telecommunications service providers, cable television operators, Fortune 500 corporations and power companies. MasTec designs, installs, constructs and maintains aerial, underground and buried copper, coaxial and fiber optic cable networks as well as wireless antenna networks ("external network services"). Clients for MasTec's external network services include major domestic and international telecommunication service providers, incumbent and competitive local exchange carriers, cable television operators, long-distance carriers and wireless phone companies. MasTec also provides external network services to the electric power industry ("power") that are similar to the services it provides to telecommunications customers. Additionally, MasTec designs, installs and maintains integrated local and wide area networks and provides systems integration and other value added services ("internal network services") for corporate customers and other organizations with multiple locations.

     For the years ended, December 31, 1996, 1997 and 1998, revenue expressed as a percentage of North American revenue, generated by external network services for telecommunications service providers was 77.1%, 74.6% and 68.1%, respectively, by external network services for electric power companies was 1.3%, 5.2% and 18.0%, respectively, and by internal network services was 12.5%, 12.5% and 13.4%, respectively. MasTec operated in 1998 principally in North America (the United States and Canada), the Caribbean and Latin America ("CALA") and in Spain (CALA and Spain combined are also referred to as "International"). Combined revenue generated by International operations, as a percentage of total revenue was 39.8% in 1996, 42.8% in 1997 and 36.2% in 1998. See Note 9.

     On December 31, 1998, MasTec sold its Spanish operations, whose principal customer was Telefonica.

     In July and August 1997, MasTec consummated two acquisitions, which were accounted for as pooling of interests. In July 1998, MasTec applied purchase accounting to these acquisitions due to transactions contemplated with management of such acquired companies that were later finalized in 1998 (see
Note 2). Accordingly, MasTec's consolidated financial statements include the results of operations from the dates of such acquisitions and prior years have been adjusted accordingly. The change in accounting resulted in increases in capital surplus and intangibles assets of approximately $53.0 million as of December 1997. As to the statement of income, the restated 1997 revenue, net income and earnings per share are $659.4 million, $34.7 million and $1.28, respectively, in comparison to the originally reported amounts of $703.4 million, $42.7 million and $1.44, respectively.

     A  summary  of  the  significant   accounting   policies  followed  in  the
preparation of the accompanying consolidated financial statements is presented below:

     Management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to MasTec's reserve for allowance for bad debts, accrued workers' compensation claims, and the realizability of certain intangibles and assets held for sale. Actual results could differ from those estimates.

     Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. All material intercompany accounts and transaction have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

     Comprehensive income (loss). As reflected in the consolidated statement of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity of MasTec that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income
(loss) and foreign currency translation adjustments.

     Foreign currency. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders' equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions of MasTec and its equity investments denominated in a currency other than their functional currency are generally included in results of operations as incurred.

     International Operations. MasTec owns interest in a number or foreign operations, primarily in Latin America, which are subject to greater political, monetary, economic and regulatory risks than its domestic operations. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian reais. The impact of the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extent of further devaluation and deteriorating economy conditions in Brazil and other Latin America countries and the resulting impacts on MasTec's results of operations, financial position and cash flows is not known.

     Revenue recognition. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the projects are completed. Revenue generated by certain long-term construction contracts are accounted for by the percentage-of-completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. Losses, if any, on such contracts are provided for in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.

     MasTec   also   provides   management,    coordination,    consulting   and
administration  services  for  construction  projects.   Compensation  for  such
services is recognized ratably over the term of the service agreement.

     Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings relates to options assumed exercised under the treasury method of accounting of approximately 425,000 and 559,000 at December 31, 1996 and 1997, respectively.

     Potentially dilutive shares, as of December 31, 1998 which have not been included in the diluted per share calculation include 336,000 shares because their effects would be anti-dilutive due to the loss incurred by MasTec. Accordingly, for 1998, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalent. MasTec considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. MasTec places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. MasTec has not experienced any loss to date on these investments. At December 31, 1998, MasTec had cash and cash equivalent in Brazilian reais of approximately $9.1 million.

     Inventories. Inventories (consisting principally of material and supplies) are carried at the lower of first-in, first-out cost or market.

     Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

     Intangibles and other long lived assets. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period ranging from 5 to 40 years, with a weighted average amortization period of 22 years. At December 31, 1997 and 1998, MasTec had recorded intangibles, primarily consisting of goodwill of $99.9 million and $142.2 million, respectively (net of accumulated amortization of $3.5 million in 1997 and $14.9 million in 1998).

     MasTec reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Accrued insurance. MasTec is self-insured for certain property and casualty and worker's compensation exposure and, accordingly, accrues the estimated losses not otherwise covered by insurance.

     Income taxes. MasTec records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of MasTec's assets and liabilities. A valuation allowance is established when it is more likely than not that any or all of the deferred tax assets will not be realized.

     Stock based compensation. MasTec adopted the disclosure provision of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation (see Note 6).

     Fair value of financial instruments. MasTec estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that MasTec could realize in a current market exchange. MasTec's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. Long-term debt is carried at face value less unamortized discount, $199.8 million at December 31, 1998. The fair value of MasTec's Senior Notes was approximately $195.0 million at December 31, 1998. MasTec uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

Note 2  -  Acquisitions and Investing Activities

     During 1997 and 1998, MasTec completed 11 and 12 North America acquisitions, respectively, which have been accounted for under the purchase method of accounting. Accordingly, the results of operations of acquired companies have been included in MasTec's consolidated results of operations from their respective acquisition dates. Contingent consideration, to the extent earned, will be recorded as additional goodwill. If the acquisitions had been made at the beginning of 1997 or 1998, pro forma results of operations would not have differed materially from actual results based on historical performance prior to their acquisition by MasTec. Acquisitions made in 1998 were: M.E. Hunter, Inc. of Atlanta, Georgia, C & S Directional Boring, Inc. of Purcell, Oklahoma, Office Communications Systems, Inc. of Inglewood, California, Phasecom Systems, Inc. of Toronto, Canada, P&E Electric Company, Inc. of Nashville,
Tennessee, Lessard-Nyren Utilities, Inc. of Hugo, Minnesota, Electronic Equipment Analyzers, Inc. of Raleigh, North Carolina, Cotton and Taylor of Las Vegas, Nevada, Stackhouse, Inc. of Goldsboro, North Carolina, Martin Telephone Contractors, Inc. of Cades, South Carolina, Barkers CATV Construction, Inc. of Burleson, Texas and Fiber and Cable Works, Inc. of Roanoke, Virginia, telecommunications infrastructure and utility contractors with operations primarily in the western, northern and southeastern United States as well as Canada. Of the total 1998 acquisitions, eight, two and two pertained to external network services, power and internal network services, respectively. Additionally, MasTec made four international acquisitions of telecommunications infrastructure contractors: CIDE Engenharia Ltda. of Brazil, Acietel Mexicana, S.A. of Mexico, Artcom Services, Inc. of Puerto Rico ("Artcom") and Proyco Ltda. of Colombia ("Proyco"). During 1998, MasTec sold 87% of its Spanish operations which included Artcom and Proyco.

     MasTec entered into agreements with certain senior management personnel at two of its operating subsidiaries. These senior managers have agreed to multi-year employment agreements and 10-year non-competition and non-solicitation agreements. Under the definitive agreements, MasTec paid the senior managers compensation in the form of cash and common stock options. The cash portion totals approximately $33.3 million, of which approximately $13.3 million was paid in 1998 and approximately $20.0 million was paid in the first quarter of 1999. As a result of these agreements, MasTec recorded a non-recurring compensation charge of approximately $33.8 million (including the value of vested stock options) in the fourth quarter of 1998. Additionally at December 31, 1998, MasTec had approximately $7.1 million due from these employees which was received during February 1999.

     On April 30, 1996, MasTec purchased from Telefonica, 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. In Argentina, Chile and Peru, MasTec operated through unconsolidated corporations in which it held a 50% interest. On December 31, 1998, MasTec sold 87% of its Spanish operations to a group of investors. The investor group included the chief executive officer of Sintel and a member of its board of directors. MasTec received $0.9 million (130.5 million pesetas at an exchange rate of 142 pesetas to the dollar) on the date of closing and through March 31, 1999 has received $10.2 million. Payment terms are being re-negotiated not to extend beyond 1999. The sale included the assumption of the remaining indebtedness of MasTec to Telefonica for the purchase of the Spanish operations of $25.0 million (3.6 billion pesetas).

     On July 31, 1997, MasTec completed its acquisition of 51% of MasTec Inepar S/A-Sistemas de Telecomunicacoes ("MasTec Inepar"), a newly formed Brazilian telecommunications infrastructure contractor, for 250,000 of MasTec's shares of common stock and $29.4 million in cash, of which $7.3 million remains outstanding.

     Subsequent to December 31, 1998, MasTec has signed letters of intent to acquire two external network and one internal network services contractors, subject to a number of conditions.

Note 3  - Accounts Receivable

     Accounts receivable are presented net of an allowance for doubtful accounts of $3.1 million, $3.1 million, and $7.3 million at December 31, 1996, 1997 and 1998, respectively. MasTec recorded a provision for doubtful accounts of $1.2 million, $0.7 million and $4.5 million during 1996, 1997 and 1998, respectively. In addition, MasTec recorded write-offs of $0.1 million, $0.7 million and $0.3 million during 1996, 1997 and 1998, respectively.

     Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $10.2 million and $16.1 million at December 31, 1997 and 1998, respectively.

     Included in accounts receivable is unbilled revenue of $97.5 million and $83.3 million at December 31, 1997 and 1998, respectively. Such unbilled amounts represent work performed but not billable to customers as per individual contract terms, of which $49.5 million and $45.2 million at December 31, 1997 and 1998, respectively, are related to MasTec's Brazilian operations.

     During 1998, MasTec entered into a financing agreement to provide financing to a customer. As of December 31, 1998, MasTec had $41.8 million outstanding under this agreement, of which approximately $30.0 million and $11.8 million is reflected in accounts receivable and other current assets, respectively, in the accompanying consolidated balance sheet as of December 31, 1998. MasTec will terminate the financing agreement as of April 30, 1999.

Note 4  -  Property and Equipment

     Property and equipment is comprised of the following as of December 31, 1997 and 1998 (in thousands):

                                                         Estimated
                                                        Useful Lives
                                    1997        1998     (In Years)
                                 ---------    ---------  ----------
Land .........................   $   8,430    $  10,230
Buildings and improvements ...       9,474       11,291    5 - 20
Machinery and equipment ......      97,727      170,922    3 - 7
Office furniture and equipment       5,810        9,319    3 - 5
                                 ---------    ---------
                                   121,441      201,762
Less-accumulated depreciation      (35,332)     (58,865)
                                 ---------    ---------
                                 $  86,109    $ 142,897
                                 =========    =========
Note 5  -  Debt

     Debt is comprised of the following at December 31, (in thousands):

                                                                      1997        1998
                                                                   ---------    ---------
Revolving Credit Facility, at LIBOR plus 1.50% (6.96%
   at December 31, 1997 and 7.06% at December 31, 1998) ........   $  83,010    $ 106,300
Revolving Credit Facility, at MIBOR plus 0.30 (5.60% at
   December 31, 1997) ..........................................      10,894         --
Other Spanish bank facilities at interest rates from
   5.65% to 6.75% ..............................................      17,438         --
Other bank facilities at LIBOR plus 1.25% (6.31% at
   December 31, 1998)...........................................        --          6,206
Notes payable for equipment, at interest rates from 7.5% to 8.5%
   due in installments through the year 2000 ...................      14,500        6,145
Notes payable for acquisitions, at interest rates from 7% to 8%
   due in installments  through February 2000 ..................      23,215        3,431
Senior Notes, 7.75% due February 2008 ..........................        --        199,750
                                                                   ---------    ---------

Total debt .....................................................     149,057      321,832
Less current maturities ........................................     (54,562)     (11,143)
                                                                   ---------    ---------

Long-term debt .................................................   $  94,495    $ 310,689
                                                                   =========    =========

     In June 1997, MasTec entered into a revolving line of credit agreement with a group of banks as amended, (the "Credit Facility"). The Credit Facility provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2000. Upon written request by MasTec and at the bank's sole discretion, the maturity date of the Credit Facility may be extended for successive annual periods up to a final maturity date of June 9, 2002. MasTec is required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

     The Credit Facility is secured by a pledge of shares of certain of MasTec's subsidiaries. Interest under the Credit Facility accrues at rates based, at MasTec's option, on the agent bank's Base Rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the Credit Facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

     MasTec had outstanding $18.7 million in standby letters of credit as of December 31, 1998.

     On January 30, 1998, MasTec issued $200.0 million, 7.75% senior subordinated notes (the "Senior Notes") due in February 2008 with interest due semi-annually. The net proceeds were used primarily for acquisitions and other corporate purposes.

     The Credit Facility and the Senior Notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also provides that MasTec must maintain certain financial ratio coverage, requiring, among other things minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.

     At December 31, 1998 debt matures as follows:

        1999                         $        11,143
        2000                                 109,063
        2001                                   1,503
        2002                                     345
        2003                                      28
        Thereafter                           199,750
                                     ----------------
                                     $       321,832
                                     ================

Note 6  -  Stock Option Plans

     Shares underlying stock options and exercise prices have been adjusted to reflect the three-for-two stock split declared in 1997 by the Board of Directors. MasTec's only stock option plans currently in effect is the 1994 Stock Incentive Plan (the "1994 Plan") and the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). Under MasTec's 1976 stock option plan, there are 5,250 shares available for grant and have been reserved for and may still be issued in accordance with the terms of such plan.

     The 1994 Plan authorizes the grant of options or awards of restricted stock up to 2,500,000 shares of MasTec's common stock, of which 500,000 shares may be awarded as restricted stock. As of December 31, 1998, options to purchase 1,567,695 (net of 464,255 stock options cancelled) shares had been granted under the 1994 Plan. Options are exercisable at prices and over periods established by the Compensation Committee of the Board of Directors and must be exercised no later than 10 years from the date of grant.

     The Directors' Plan authorizes the grant of options to purchase up to 600,000 shares of MasTec's common stock to the non-employee members of MasTec's Board of Directors. Options to purchase 142,500 shares have been granted to Board members through 1998. The options granted become exercisable ratably over a three year period from the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

     In addition, during 1994 options to purchase 150,000 shares of common stock at $3.83 per share were granted to a director outside the Directors' Plan in lieu of the Director's Plan and annual fees paid to the director. Compensation expense of $42,500 in connection with the issuance of this option is being recognized annually over the five-year vesting period. The options are exercisable ratably over a three to five year period beginning the year after the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant. In 1997, options to purchase 110,000 shares of common stock at fair market value on the date of grant were granted to two executive officers outside the 1994 plan.

     In connection with two acquisitions completed during 1997, options to purchase 800,000 shares of MasTec's common stock at prices ranging from $17.50 to $20.19 were granted to individuals during 1998 outside the 1994 Plan subject to varying vesting schedules.

     The following is a summary of all stock option transactions:

                                                                                                                Weighted
                                                                                                              Average Fair
                                                        Weighted                                                Value of
                                          Stock          Average                                                 Options
                                         Options       Exercise Price               Exercise Price               Granted
                                    ----------------  ---------------  -------------------------------------- --------------
Outstanding December 31, 1995              676,800    $      6.33      $     0.10        -     $    8.92
Granted                                    306,000          17.05            7.42        -          28.58     $ 9.23
Exercised                                  (82,200)          6.38            0.10        -          8.92
Canceled                                    (2,700)          5.29            5.29        -          8.92
                                    ----------------  ---------------  --------------------------------------

Outstanding December 31, 1996              897,900           9.98            0.10        -         28.58
Granted                                  1,254,950          24.96           21.09        -         48.19      $ 19.97
Exercised                                 (201,950)          5.58            0.10        -         21.83
Canceled                                  (343,475)         23.62            5.29        -         48.19
                                    ----------------  ---------------  --------------------------------------

Outstanding December 31, 1997            1,607,425          17.06            0.10        -         31.63
Granted                                  1,234,250          19.17           12.97        -         31.88      $ 13.29
Exercised                                 (101,990)         11.38            1.33        -         21.09
Canceled                                  (110,580)         19.47            5.29        -         31.63
                                    ================  ===============  ======================================
Outstanding December 31, 1998            2,629,105    $     18.32      $     0.10        -     $   31.88
                                    ================  ===============  ======================================


     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Stock Options Outstanding                             Options Exercisable
                       ------------------------------------------------------------  ---------------------------------------

 Range of Exercise      Number of Stock    Weighted              Weighted Average     Number of Stock     Weighted Average
       Prices               Options        Average                   Exercise             Options             Exercise

                                                Remaining              Price                                   Price
                                            Contractual Life
---------------------  ------------------  --------------------  ------------------  ------------------  -------------------
    .10 - .10                   3,600              4.50          $      0.10                  3,600      $      0.10
   3.83 - 5.29                 94,200              5.19                 4.83                 35,700             5.29
   6.83 - 9.81                327,430              6.41                 8.66                181,330             8.73
  12.97 - 17.50               532,500              9.98                17.34                166,667            17.50
  20.19 - 31.88             1,671,375              8.62                21.32                674,911            21.09
                       ==================  ====================  ==================  ==================  ===================
                            2,629,105              8.49          $     18.32              1,062,208      $     17.82
                       ==================  ====================  ==================  ==================  ===================

     MasTec has reflected below the 1996, 1997 and 1998 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock- Based Compensation." The fair value of each option grant was estimated using the BlackScholes option-pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively: a five, six and five year expected life for 1996, 1997 and 1998, respectively; volatility factors of 57%, 82% and 72%, respectively; risk-free interest rates of 6.1%, 5.5% and 4.3%, respectively; and no dividend payments.

     Had compensation cost for MasTec's options plans been determined and recorded in accordance with SFAS No. 123, MasTec's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                          1996       1997        1998
                                       ---------  ---------   ---------
Net income (loss):
As reported ........................   $ 30,065   $ 34,664    $(13,915)
                                       =========  =========   =========
Pro forma ..........................   $ 29,211   $ 28,797    $(28,472)
                                       =========  =========   =========

Basic earnings (loss) per share:
As reported ........................   $   1.22   $   1.31    $  (0.51)
Pro forma ..........................   $   1.18   $   1.09    $  (1.04)

Diluted earnings (loss) per share:
As reported ........................   $   1.20   $   1.28    $  (0.51)
Pro forma ..........................   $   1.16   $   1.07    $  (1.04)


     The 1996, 1997 and 1998 pro forma effect on net income (loss) is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and does not reflect a tax benefit related to the compensation expense given that the options are considered incentive stock options and such benefit, if any, cannot be presently determined.

Note 7  -  Income Taxes

     The provision (benefit) for income taxes consists of the following (in thousands):

                                1996        1997      1998
                             --------    --------   --------
Current:
  Federal ................   $ 10,891    $  9,583   $  3,198
  Foreign ................      5,347       4,465      1,376
  State and local ........      1,536       1,670      1,002
                             --------    --------   --------
                               17,774      15,718      5,576
                             --------    --------   --------

Deferred:
  Federal ................     (1,965)      2,730      2,119
  Foreign ................       --         2,040      5,430
  State and local ........       (218)        456       (575)
                             --------    --------   --------
                               (2,183)      5,226      6,974
                             --------    --------   --------
Provision for income taxes   $ 15,591    $ 20,944   $ 12,550
                             ========    ========   ========

     The tax effects of significant items comprising MasTec's net deferred tax liability as of December 31, 1997 and 1998 are as follows (in thousands):

                                                    1997       1998
                                                  --------    --------
Deferred tax assets:
    Non-compete ...............................   $   --      $  5,951
    Bad debts .................................      1,104       5,680
    Accrued self insurance ....................      2,100       4,566
    Operating loss and tax credit carry forward      1,565       1,186
    All other .................................      6,446       6,603
                                                  --------    --------
Total deferred tax assets .....................     11,215      23,986
                                                  --------    --------

Deferred tax liabilities:
    Installment sale ..........................       --         6,271
    Accounts receivable retainage .............      3,866       6,973
    Property and equipment ....................      7,536       9,208
    Asset re-evaluations ......................      6,066       5,677
    All other .................................          5       3,420
                                                  --------    --------
Total deferred tax liabilities ................     17,473      31,549
    Valuation allowance .......................      1,376         211
                                                  --------    --------
Net deferred tax liability ....................   $ (7,634)   $ (7,774)
                                                  ========    ========

     The net deferred tax liability includes deferred items resulting from acquisitions made during the period which are not reflected as part of the deferred tax provision. Deferred tax assets of $1.2 million for 1997 have been recorded in current assets in the accompanying consolidated financial statements. The net change in the valuation allowance for deferred tax assets was a decrease of $1.2 million.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                  l996       1997      1998
                                                 ------     ------    ------
     U.S. statutory federal rate
        applied to pretax income ............       35%        35%       35%
     State and local income taxes ...........        2          2        10
     Effect of non-U.S. tax rates ...........       (1)        (1)      (23)
     Amortization of intangibles ............       --         --        58
     Gain on sale of Spanish operations .....       --         --       329
     Non-deductible expenses ................       --         --        37
     Other ..................................        1          1        33
                                                 ======     ======    ======
     Provision for income taxes .............       37%        37%      479%
                                                 ======     ======    ======

     No provision have been made for the years ended December 31, 1997 and 1998 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries since it is MasTec's intention to utilize those earnings in the foreign operations for an indefinite period of time. During 1998, MasTec sold its interest in its Spanish operations which resulted in a tax liability of $7.8 million. At December 31, 1998, undistributed earnings of the remaining foreign subsidiaries amounted to $11.8 million. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $0.2 million would be required.

     The Internal Revenue Service (the "IRS") examined the tax returns for the fiscal years ended April 30, 1989 through April 30, 1993. During 1998, the IRS concluded its examination which resulted in a payment of approximately $150,000. The IRS is currently reviewing the tax returns filed by MasTec for the years ended December 31, 1995 and 1996. No adjustments have been proposed to date related to this review.

Note 8  -  Capital Stock

     MasTec has authorized 100,000,000 shares of common stock, $0.10 par value. At December 31, 1997 and 1998, approximately 28,056,000 and 27,382,000 shares of common stock were issued, 27,580,000 and 27,382,000 shares were outstanding (adjusted for the stock split), respectively, and 476,000 and 0 were held in treasury, at cost (after giving effect to the stock split paid in the form of a dividend from treasury stock), respectively. At December 31, 1997 and 1998, MasTec had 5,000,000 shares of authorized but unissued preferred stock.

Note 9  -  Operations by geographic areas and segments

     MasTec derives a substantial portion of its revenue from providing telecommunications infrastructure services to Telefonica, BellSouth and Telebras. For the year ended December 31, 1996, approximately 31% and 13% of MasTec's revenue was derived from services performed for Telefonica and BellSouth, respectively. For the year ended December 31, 1997, approximately 27%, 13% and 11% of MasTec's revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. For the year ended December 31, 1998, approximately 19%, 7% and 8% of MasTec's revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. For the year ended December 31, 1997, revenue generated from Telebras is included from August 1, 1997 (See Note 2). For the year ended December 31, 1998, revenue generated from Telebras is included from January 1, 1998 through July 31, 1998, subsequent to that period Telebras was privatized and divided into more than eight unaffiliated companies owned by private investors. Accounts receivable from MasTec's three largest customers approximated $192.0 million at December 31, 1997.

     External Network Services. MasTec's principal domestic business consists of external network services for telecommunications providers, including incumbent and competitive local exchange carriers, cable television operators, long-distance carriers and wireless communications providers. External network services consist of all of the services necessary to design, install and maintain the physical facilities used to provide telecommunications services from the provider's central office, switching center or cable headed to the ultimate consumer's home or business. These services include the placing and splicing of cable, the excavation of trenches in which to place the cable, the placing of related structures such as poles, anchors, conduits, manholes, cabinets and closures, the placing of drop lines from the main transmission lines to the customer's home or business, and the maintenance and removal of these facilities. MasTec has developed expertise in directional boring, a highly specialized and increasingly common method of placing buried cable networks in congested urban markets without digging a trench. Services to many of these customers are provided under exclusive master contracts with 2 to 3 year initial terms expiring at various dates.

     MasTec provides a full range of external network services to its telecommunications company customers, although certain of MasTec's customers handle certain of these services in-house. MasTec's customers generally supply materials such as cable, conduit and telephone equipment, and MasTec provides the expertise, personnel, tools and equipment necessary to perform the required installation and maintenance services.

     Internal Network Services. MasTec provides design, installation and maintenance of internal networks linking the customers' voice, video, data and internet computer and communications networks at multiple locations. MasTec also provides systems integration services, which involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. Internal network services is less capital intensive than external network construction but requires a more technically proficient work force. MasTec provides these services to its customers nationwide, primarily on the east and west coasts of the United States.

     Internal network services consist of designing, installing and maintaining local area networks and wide area networks linking the customers' voice communications networks at multiple locations with their data and video services. This type of work is similar to external network construction; both involve the placing and splicing of copper, coaxial and fiber optic cables. Inside wiring is less capital intensive than external network construction but requires a more technically proficient work force. MasTec contracts with primary contractors to provide services under subcontracts that are similar to master contracts in the external network business. MasTec also provides internal network services on individual projects that are awarded on a competitive bid basis or through individual negotiation.

     External Network Power. MasTec provides external network services to power companies, including investor-owned utilities and rural cooperatives. These services, which are substantially similar to the external network services provided to telecommunications companies, include overhead and underground construction and maintenance of electrical and other utilities transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. The work often involves the installation and splicing of high-voltage transmission and distribution lines. Services to many of these customers are provided under exclusive master contracts with 2 to 3 year initial terms expiring at various dates, as well as on a project by project basis awarded under competitive bidding and individual negotiations. MasTec currently has 42 master service agreements with power companies.

     The following  table set forth,  for each of 1996,  1997 and 1998,  certain
information   about  segment  results  of  operations  and  segment  assets  (in thousands).

           1996            External  Internal  External
                           Network   Network   Network    Inter-
                           Services  Services   Power    national   Other(1) Consolidated
-----------------------------------------------------------------------------------------
Revenue ...............    $219,559    35,524     3,773   188,155    25,789  $  472,800
                           ========  ========  ========  ========  ========  ==========
Operating income (loss)      35,838     4,303       566    19,733   (10,498)     49,942
Depreciation and
   amortization .......       8,718       484       522     2,058       218      12,000
Total assets ..........     105,333    16,140     2,890   259,624    99,031     483,018
Capital Expenditures ..       3,714       689       320      --       2,336       7,059

           1997            External  Internal  External
                           Network   Network   Network    Inter-
                           Services  Services   Power    national   Other(1) Consolidated
-----------------------------------------------------------------------------------------

Revenue ...............    $281,426    47,285    19,693   282,393    28,642  $  659,439
                           ========  ========  ========  ========  ========  ==========
Operating income (loss)      39,888     3,565       607    21,450    (8,019)     57,483
Depreciation and
   amortization .......      15,686     1,022     2,888     3,403       856      23,855
Total assets ..........     154,074    36,167    33,805   250,277   155,901     630,224
Capital Expenditures ..      16,387     1,113     1,223     1,879       932      21,534

           1998            External  Internal  External
                           Network   Network   Network    Inter-
                           Services  Services   Power    national   Other(1) Consolidated
-----------------------------------------------------------------------------------------

Revenue ...............    $455,798    89,687   120,218   379,294     3,925  $1,048,922
                           ========  ========  ========  ========  ========  ==========
Operating income (loss)      58,974    (3,411)   10,910    15,167   (53,380)     28,260
Depreciation and
    amortization ......      24,600     1,617    10,095     6,029       972      43,313
Total assets ..........     303,088    60,659    86,809    88,612   196,318     735,486
Capital Expenditures ..      41,946     2,361    25,872     5,003     1,263      76,445

     (1)  Consists of non-core construction and corporate operations.

     There are no significant transfers between geographic areas and segments. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Operating income is net of corporate general and administrative expenses. Total assets are those assets used in MasTec's operations in each segment. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, assets held for sale and notes receivable.

Note 10  -  Commitments and Contingencies

     In December 1990, Albert H. Kahn, a stockholder of MasTec, filed a purported class action and derivative suit in Delaware state court against MasTec, the then-members of its Board of Directors, and National Beverage Corporation ("NBC"), MasTec's then-largest stockholder. The complaint alleges, among other things, that MasTec's Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions.

     In November 1993, Mr. Kahn filed a class action and derivative complaint against MasTec, the then members of its Board of Directors, and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, the principal shareholders of MasTec. The 1993 lawsuit alleges, among other things, that MasTec's Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of MasTec by the Mas family, and that the Mas family had knowledge of the fiduciary duties owed by NBC and MasTec's Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of MasTec's Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing MasTec's affairs prior to the acquisition by the Mas Family.

     There has been no activity in either of these lawsuits in more than two years. MasTec believes that the allegations in each of the lawsuits are without merit and intends to defend these lawsuits vigorously.

     In November 1997, Church & Tower filed a lawsuit against Miami-Dade County (the "County") in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against MasTec seeking damages. The County also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. MasTec is vigorously pursuing this lawsuit.

     MasTec is a party to other pending legal proceedings arising in the normal course of business, none of which MasTec believes is material to MasTec's financial position or results of operations.

     Federal, state and local laws and regulations govern MasTec's operation of underground fuel storage tanks. MasTec is in the process of removing, restoring and upgrading these tanks, as required by applicable laws, and has identified certain tanks and surrounding soil which will require remedial cleanups. The cost of these cleanups is not expected to be material.

     In connection with certain contracts, MasTec has signed certain agreements of indemnity in the aggregate amount of approximately $194.4 million, of which approximately $145.3 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts.

     During 1998, MasTec provided a customer financing in connection with the sale of its services. As of December 31, 1998, MasTec had $41.8 million outstanding under this agreement. MasTec anticipates that it will provide an additional $8.0 million of financing under this agreement. MasTec will terminate financing agreement as of April 30, 1999. MasTec has entered into an agreement to expand the telephone network of the Nicaraguan telephone company. MasTec is not currently rendering construction services in Nicaragua and has determined not to proceed with the project unless MasTec obtains non-recourse outside financing.

     MasTec has committed to continue developing a PCS cellular phone system through its investment in Paraguay. MasTec anticipates investing approximately $13.0 million for the development of this system over the next 12 months. MasTec will terminate financing agreement as of April 30, 1999.

     MasTec announced a stock repurchase program in April 1998. Through December 31, 1998, MasTec had purchased a total of 667,000 shares at an average price of $20.58. MasTec may continue to purchase shares from time to time. The Credit
Facility restricts the amount of shares that MasTec may repurchase up to an additional amount of $5.5 million (see Note 5).

     MasTec's current and future operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. MasTec cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on MasTec's international operations.

Note 11  - Assets Held for Sale

     In previous years, MasTec has recorded a charge of $23.1 million to adjust the carrying values of its real estate investment to estimated net realizable value based on offers received by MasTec to dispose of certain real estate investments in a bulk transaction. Included in assets held for sale in the accompanying balance sheet is approximately $10.5 million of real estate at December 31, 1998. MasTec is actively marketing this real estate and expects to dispose of substantially all these assets in 1999.

     MasTec has a 28% voting interest in Supercanal Holding, S.A. ("Supercanal"), a holding company of numerous cable television operators predominately in Argentina. MasTec does not exercise significant influence over the management of Supercanal. During 1998, MasTec contributed an additional $1.7 million. Based on the most recent available financial information, for the nine months ended September 30, 1998, Supercanal incurred losses of $53.0 million
(unaudited)   and   reflected  a   shareholders'   deficiency  of  $5.0  million
(unaudited).

     In July 1995, MasTec made a $25 million non-recourse term loan collateralized by 40% of the capital stock of a holding company that owned 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of two cellular phone operators in the Republic of Ecuador. In June 1997, MasTec converted its loan and accrued interest into the stock of the holding company. In December 1997, MasTec sold its investment in the holding company for $20.0 million in cash and 7.5 million shares of Conecel common stock valued at $25.0 million. Accordingly, MasTec recognized a gain of $4.4 million net of tax based of the percent of cash received to the total transaction value.

     During January 1999, MasTec engaged investment bankers to dispose of its investments in Supercanal and Conecel which have a carrying value at December 31, 1998 of $33.9 million. MasTec also has other international investments with a carrying value of $5.6 million recorded as assets held for sale as of December 31, 1998. MasTec estimates that the carrying value of such assets held for sale will be realized upon their ultimate disposition.

Note 12 -  Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for the two years ended December 31, 1998. MasTec believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1997 and 1998. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. Quarterly results have been adjusted to reflect the application of purchase accounting to acquisitions previously accounted for as pooling of interests (see
Note 1).

                                             1997                                      1998
                                         Quarter Ended                             Quarter Ended
                             --------------------------------------------------------------------------------
                              Mar 31    Jun 30    Sep 30    Dec 31      Mar 31    Jun 30    Sep 30    Dec 31
                             --------  --------  --------  --------   ---------  --------  --------  --------
                                                   (in thousands, except per share data)
Statement of Income Data
Revenue .................... $130,143  $141,499  $184,562  $203,235    $186,095  $246,106  $288,606  $328,115
Gross profit, excluding
   depreciation and
   amortization ............   36,928    39,675    41,688    44,918      33,129    59,878  $ 70,093    82,710
Operating income (loss) ....   15,495    17,614    16,772     7,602     (13,599)   20,011    26,289    (4,441)
Net income (loss) ..........    9,287    10,826     8,498     6,053     (12,099)    9,395    13,413   (24,624)
Basic earnings (loss) per .. $   0.36  $   0.42  $   0.32  $   0.22    $  (0.44) $   0.34  $   0.49  $  (0.90)
   share
Diluted earnings (loss) .... $   0.36  $   0.41  $   0.31  $   0.22    $  (0.44) $   0.33  $   0.48  $  (0.90)
   per share


     MasTec believes that the effects of inflation have not had a significant impact on its results of operations or financial condition. MasTec's results of operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters.

     During the third quarter of 1997, MasTec commenced operations in Brazil, through its subsidiary MasTec Inepar.

     During the fourth quarter of 1997, MasTec sold at a gain of $4.4 million net of taxes, a portion of Conecel.

         First quarter of 1998 was negatively affected by severe weather, a $4.0 million related to charges incurred in North American operations and $13.4 million of severance expenses related to MasTec's Spanish operations.


     During the fourth quarter of 1998, MasTec sold at a loss of $9.2 million ($17.0 million net of taxes) 87% of its Spanish operations.

     During the fourth quarter of 1998, MasTec recorded a $33.8 million compensation charge for senior management at certain operating subsidiaries, $4.5 million for losses on a non-core contract, $1.4 million for startup costs and $500,000 associated with bad debts reserves.



                             * * * * * * * * * * * *

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding MasTec's executive officers is included in this Annual Report under the caption "Executive Officers of the Registrant." Information regarding MasTec's directors and nominees for directors will be contained in MasTec's Proxy statement relating to the 1999 Annual Meeting of Shareholders to be held on May 25, 1999 (the "Proxy Statement"), and is incorporated in this Annual Report by reference.

                             EXECUTIVE COMPENSATION

     Information regarding compensation of MasTec's executive officers will be contained in the Proxy Statement and is incorporated in this Annual Report by reference, except the Compensation Committee Report and Performance Graph contained in the Proxy Statement, which are not incorporated in this Annual Report by reference.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the ownership of MasTec's Common Stock will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial  Statements - The financial statements and the reports of
          Independent Accountants are listed on page 18 and included on pages 19 through 41.

     2. Financial Statements Schedules - The financial statement schedule information required by Item 14(a)(2) is included as part of "Note 3 - Accounts Receivable" of the Notes to Consolidated Financial Statements.

     3.   Exhibits including those incorporated by reference:

Exhibit
   No.    Description

     1.1 Articles of Incorporation, filed as Appendix B to MasTec's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein.

     1.2 By-laws, filed as Exhibit 3.2 to MasTec's Form 8-K dated May 29, 1998 and filed with the Commission on June 26, 1998, and incorporated by reference herein.

     4.1 7 3/4% Senior Subordinated Notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to MasTec's Registration Statement on Form S-4 (file No. 333-46361) and incorporated by reference herein.

     10.1 Stock Option  Agreement dated March 11, 1994 between MasTec and Arthur
          B. Laffer, filed as Exhibit 10.6 to MasTec's Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

     10.2 Stock Option Agreement dated December 29, 1997 between MasTec and Henry N. Adorno, filed as Exhibit 10.2 to MasTec's Form 10-K for the year ended December 31,1997 and incorporated by reference herein.

     10.3 Stock Option Agreement dated December 29, 1997 between MasTec and Joel-Tomas Citron, filed as Exhibit 10.3 to MasTec's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

     10.4 Revolving Credit Agreement dated as of June 9, 1997 between MasTec, certain of its subsidiaries, and BankBoston, N.A. as agent.

     10.5 Agreement dated July 21, 1997 between MasTec and Inepar S/A Industrias e Construcoes, filed as Exhibit 10.5 to MasTec's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

     10.6 First Amendment to Revolving Credit Agreement, filed as Exhibit 10.1 to MasTec's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.

     10.7 Second, Third, Fourth and Fifth Amendments to Revolving Credit Agreement.

     10.8 Agreement between Joel-Tomas Citron and MasTec dated as of November 18, 1998.

     10.9 Stock purchase and sale agreement dated as of December 31, 1998 between MasTec and a group of investors regarding the sale of MasTec's Spanish operations.

     21.1 Subsidiaries of MasTec.

     23.1 Consent of Arthur Andersen LLP

     23.2 Consent of PricewaterhouseCoopers LLP

     27.1 Financial Data Schedule

     99.1 Cautionary Statements Regarding Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

     (b)  Reports on Form 8-K:

          On January 14, 1999, MasTec filed a Current Report on Form 8-K dated December 31, 1998 with the Securities and Exchange Commission reporting information under Item 2, Acquisition or Disposition of Assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 29, 1999.

                                  MASTEC, INC.

                                  /S/ CARMEN M. SABATER
                                  --------------------------------------------
                                  Carmen M. Sabater
                                  Senior Vice President - Director of Finance
                                  (Principal Financial Officer)

                                  /S/ ARLENE VARGAS
                                  --------------------------------------------
                                  Arlene Vargas
                                  Vice President and Controller
                                  (Principal Accounting Officer)


                                POWER OF ATTORNEY

     The undersigned directors and officers of MasTec, Inc. hereby constitute and appoint Carmen M. Sabater and Jose Sariego and each of them with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.


/S/ JORGE MAS
--------------------------------------
Jorge Mas, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)


/S/ ELIOT C. ABBOTT
--------------------------------------
Eliot C. Abbott, Director


/S/ ARTHUR B. LAFFER
--------------------------------------
Arthur B. Laffer, Director


/S/ JOSE S. SORZANO
--------------------------------------
Jose S. Sorzano, Director


/S/ JOEL-TOMAS CITRON
--------------------------------------
Joel-Tomas Citron, Director

                                  MasTec, Inc.
                                 Exhibit Index

Exhibit
   No.    Description

     1.1 Articles of Incorporation, filed as Appendix B to MasTec's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein.

     1.2 By-laws, filed as Exhibit 3.2 to MasTec's Form 8-K dated May 29, 1998 and filed with the Commission on June 26, 1998, and incorporated by reference herein.

     4.1 7 3/4% Senior Subordinated Notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to MasTec's Registration Statement on Form S-4 (file No. 333-46361) and incorporated by reference herein.

     10.1 Stock Option  Agreement dated March 11, 1994 between MasTec and Arthur
          B. Laffer, filed as Exhibit 10.6 to MasTec's Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

     10.2 Stock Option Agreement dated December 29, 1997 between MasTec and Henry N. Adorno, filed as Exhibit 10.2 to MasTec's Form 10-K for the year ended December 31,1997 and incorporated by reference herein.

     10.3 Stock Option Agreement dated December 29, 1997 between MasTec and Joel-Tomas Citron, filed as Exhibit 10.3 to MasTec's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

     10.4 Revolving Credit Agreement dated as of June 9, 1997 between MasTec, certain of its subsidiaries, and BankBoston, N.A. as agent.

     10.5 Agreement dated July 21, 1997 between MasTec and Inepar S/A Industrias e Construcoes, filed as Exhibit 10.5 to MasTec's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

     10.6 First Amendment to Revolving Credit Agreement, filed as Exhibit 10.1 to MasTec's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.

     10.7 Second, Third, Fourth and Fifth Amendments to Revolving Credit Agreement.

     10.8 Agreement between Joel-Tomas Citron and MasTec dated as of November 18, 1998.

     10.9 Stock purchase and sale agreement dated as of December 31, 1998 between MasTec and a group of investors regarding the sale of MasTec's Spanish operations.

     21.1 Subsidiaries of MasTec.

     23.1 Consent of Arthur Andersen LLP

     23.2 Consent of PricewaterhouseCoopers LLP

     27.1 Financial Data Schedule

     99.1 Cautionary Statements Regarding Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995