Form 10-Q
period 1999-03-31
MASTEC INC
filed 1999-05-17
CIK 15615

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

     As of May 11, 1999, MasTec, Inc. had 27,362,785 shares of common stock, $0.10 par value, outstanding.








================================================================================

                                  MasTec, Inc.
                                    FORM 10-Q
                                TABLE OF CONTENTS



Part I.   Financial Information

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations
          for the Three Months Ended March 31, 1999 and
          March 31, 1998...................................................   3

          Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
          and December 31, 1998............................................   4

          Unaudited Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended March 31, 1999.............................................   5

          Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1999 and
          March 31, 1998...................................................   6

          Notes to Consolidated Financial Statements (Unaudited) ..........   8

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition..........................................  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ......  16

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.................................  16

Signatures    .............................................................  17

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                         Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                          1999       1998 (1)
                                                                       ----------   ----------
Revenue ............................................................   $ 206,797    $ 186,095
Costs of revenue ...................................................     162,097      152,966
Depreciation and amortization ......................................      12,647        8,229
General and administrative expenses ................................      19,391       38,499
                                                                       ----------   ----------

    Operating income (loss) ........................................      12,662      (13,599)
Interest expense ...................................................      (6,231)      (5,056)
Interest income ....................................................       2,109        1,433
Other income, net ..................................................         123          243
                                                                       ----------   ----------
Income (loss) before (provision) benefit for income taxes, equity in       8,663      (16,979)
    earnings of unconsolidated companies and minority interest
(Provision) benefit for income taxes ...............................      (3,670)       5,311
Equity in earnings of unconsolidated companies .....................        --            422
Minority interest ..................................................        (640)        (853)
                                                                       ==========   ==========

Net income (loss) ..................................................   $   4,353    $ (12,099)
                                                                       ==========   ==========

Weighted average common shares outstanding .........................      27,328       27,677
Basic earnings (loss) per share ....................................   $    0.16    $   (0.44)

Weighted average common shares outstanding .........................      27,755       27,677
Diluted earnings (loss) per share ..................................   $    0.16    $   (0.44)


(1) 1998 results include the Company's Spanish operations which were sold effective December 31, 1998.




     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        March 31,   December 31,
                                                                          1999         1998
                                                                       ----------   -----------
                                                                       (Unaudited)
         Assets
Current assets:
    Cash and cash equivalents ......................................   $  25,560    $  19,864
    Accounts receivable, unbilled revenue and retainage, net .......     253,075      284,575
    Inventories ....................................................      15,816       13,423
    Assets held for sale ...........................................      54,168       49,973
    Other current assets ...........................................      36,869       59,601
                                                                       ----------   ----------
         Total current assets ......................................     385,488      427,436

Property and equipment, net ........................................     147,190      142,897
Investments in unconsolidated companies ............................       5,886        5,886
Intangibles, net ...................................................     138,537      140,461
Other assets .......................................................      18,199       18,806
                                                                       ----------   ----------

         Total assets ..............................................   $ 695,300    $ 735,486
                                                                       ==========   ==========

         Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of debt .....................................   $  12,395    $  11,143
    Accounts payable and accrued expenses ..........................      67,329       84,372
    Other current liabilities ......................................      61,642       87,417
                                                                       ----------   ----------
         Total current liabilities .................................     141,366      182,932
                                                                       ----------   ----------

Other liabilities ..................................................      32,716       37,592
                                                                       ----------   ----------

Long-term debt .....................................................     323,250      310,689
                                                                       ----------   ----------

Commitments and contingencies (Note 5)

Shareholders' equity:
    Common stock ...................................................       2,742        2,738
    Capital surplus ................................................     149,589      149,479
    Retained earnings ..............................................      60,830       56,477
    Foreign currency translation adjustments .......................     (15,193)      (4,421)
                                                                       ----------   ----------
         Total shareholders' equity ................................     197,968      204,273
                                                                       ----------   ----------

         Total liabilities and shareholders' equity ................   $ 695,300    $ 735,486
                                                                       ==========   ==========



     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                     Common Stock                           Foreign
                                  ------------------                        Currency
                                                      Capital    Retained  Translation
                                   Shares   Amount    Surplus    Earnings  Adjustments    Total
--------------------------------------------------------------------------------------------------
Balance December 31, 1998 ......   27,382  $  2,738  $ 149,479  $ 56,477  $ (4,421)     $ 204,273

Net income .....................     -         -          -        4,353      -             4,353

Foreign currency translation
adjustments ....................     -         -          -         -      (10,772)       (10,772)

Stock issued ...................       40         4        110      -         -               114
==================================================================================================

Balance March 31, 1999             27,422  $  2,742  $ 149,589  $ 60,830  $(15,193)     $ 197,968
==================================================================================================




     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                          Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                          1999         1998
                                                                       ----------   ----------

Cash flows from operating activities:
   Net income (loss) ...............................................   $   4,353    $ (12,099)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)  operating activities:
     Depreciation and amortization .................................      12,647        8,229
     Minority interest .............................................         640          853
     Equity in earnings of unconsolidated companies ................        --           (422)
     Loss on sale of assets ........................................        --            104
     Changes in assets and liabilities net of effect of acquisitions:
       Accounts receivables, unbilled revenue and retainage, net ...       7,801         (761)
       Inventories and other current assets ........................      11,728       (2,314)
       Other assets ................................................      (3,106)     (10,003)
       Accounts payable and accrued expenses .......................      (4,903)       1,902
       Other current liabilities ...................................     (19,602)       2,038
       Other liabilities ...........................................      (5,387)      (7,218)
                                                                       ----------   ----------
Net cash provided by (used in) operating activities ................       4,171      (19,691)
                                                                       ----------   ----------

Cash flows from investing activities:
   Capital expenditures ............................................     (15,813)     (16,458)
   Cash paid for acquisitions (net of cash acquired) and ...........      (2,956)     (44,605)
     contingent consideration
   Investment in unconsolidated companies held for sale ............      (2,685)      (1,346)
   Proceeds from sale of assets ....................................      11,372          487
                                                                       ----------   ----------
Net cash used in investing activities ..............................     (10,082)     (61,922)
                                                                       ----------   ----------

Cash flows from financing activities:
   Proceeds (repayments),  net from revolving credit facilities ....      16,615       78,786
   Proceeds from Senior Notes ......................................        --        199,724
   Debt repayments .................................................      (3,102)     (95,722)
   Proceeds from issuance of  common stock .........................         114        1,586
   Financing costs .................................................        --         (4,993)
                                                                       ----------   ----------
Net cash provided by financing activities ..........................      13,627      179,381
                                                                       ----------   ----------

Net increase in cash and cash equivalents ..........................       7,716       97,768
Effect of translation on cash ......................................      (2,020)         (37)
Cash and cash equivalents - beginning of period ....................      19,864        6,063
                                                                       ----------   ----------
Cash and cash equivalents - end of period ..........................   $  25,560    $ 103,794
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

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)


Supplemental disclosure of non-cash investing and financing activities:

         On February 26, 1999, MasTec acquired certain assets from Directional Advantage Boring, Inc., headquartered in Minnesota, in a transaction accounted for as a purchase. The fair value of the assets acquired amounted to $600.

         During the three months ended March 31, 1998, MasTec completed certain acquisitions which have been accounted for as a purchase. The fair value of the net assets acquired amounted to $34,293. The $21,549 excess of the purchase price over the net assets acquired was allocated to goodwill.




     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)


Note 1 -  Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of MasTec, Inc. ("MasTec") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The balance sheet data as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of future results of operations of MasTec for the entire year. During the second quarter of 1998, the Company's management applied purchase accounting to two 1997 acquisitions previously accounted for using pooling-of-interests. The change in accounting resulted in an increase to capital surplus and intangible assets of $53 million. As a result, first quarter results in 1998 include amortization expense of $333,000 related to the change in accounting method.

     MasTec's comprehensive loss for the three months ended March 31, 1999 and 1998 was $6.4 million and $11.7 million, respectively. The components of comprehensive loss are net income (loss) and foreign currency translation adjustments.

Note 2 -  Acquisitions and Investing Activities

     During the quarter ended March 31, 1999, MasTec acquired certain assets from Directional Advantage Boring, Inc., headquartered in Minnesota. This acquisition has been accounted for under the purchase method of accounting. The most significant adjustments to the balance sheet resulting from the acquisition are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows. Subsequent to March 31, 1999, MasTec completed two additional external network services acquisitions and has also signed a letter of intent to acquire an internal network services company.

Note 3 - Debt

     Debt is comprised of the following (in thousands):

                                                                               March 31,   December 31,
                                                                                 1999         1998
                                                                              ----------   ----------
Revolving credit facility, weighted average rate of  7.02% at March 31, ...   $ 119,267    $ 106,300
    1999 and 7.06% at December 31, 1998
Other bank facilities at LIBOR plus 1.25% (6.44% at March 31, 1999 and ....       7,933        6,206
    6.31% at December 31, 1998)
Notes payable for equipment, at interest rates from 7.5% to 8.5% due ......       6,752        6,145
    in installments through the year 2000
Notes payable for acquisitions, at interest rates from 7.0% to 8.0% .......       1,937        3,431
    due  in installments through February 2000
Senior Notes, 7.75% due February 2008 .....................................     199,756      199,750
                                                                              ----------   ----------
Total debt ................................................................     335,645      321,832
Less current maturities ...................................................     (12,395)     (11,143)
                                                                              ----------   ----------

Long-term debt ............................................................   $ 323,250    $ 310,689
                                                                              ==========   ==========

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)


     MasTec has a revolving line of credit with a group of banks (as amended, the "Credit Facility") that provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2000. Upon written request by MasTec and at the bank's sole discretion, the maturity date of the Credit Facility may be extended for successive annual periods up to a final maturity date of June 9, 2002. MasTec is required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

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

Note 4 -  Operations by Segments and Geographic Areas

     The following table set forth, for the three months ended March 31, 1999 and 1998, certain information about segment results of operations and segment assets (in thousands).

                            External    Internal    External
                            Network     Network     Network
          1999              Services    Services     Power   International  Other(1) Consolidated
-------------------------------------------------------------------------------------------------
Revenue ..................  $128,878    $ 21,303    $ 36,950    $ 18,575    $  1,091    $206,797
Operating income (loss) ..    13,461         586       3,051         794      (5,230)     12,662
Depreciation and
    amortization .........     7,934         615       2,835         875         388      12,647

Total assets .............   315,629      57,126      92,122      49,187     181,236     695,300
Capital expenditures .....    10,978         165       4,051         542          77      15,813

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                            External    Internal    External
                            Network     Network     Network  International
          1998              Services    Services     Power        (2)       Other(1) Consolidated
-------------------------------------------------------------------------------------------------
Revenue ..................  $ 71,864    $ 17,628    $ 16,149    $ 75,693    $  4,761    $186,095
Operating income (loss) ..     4,072      (3,990)        769     (10,531)     (3,919)    (13,599)
Depreciation and
    amortization .........     4,806         347       1,641         896         539       8,229

Total assets .............   218,277      56,400      47,766     266,879     251,318     840,640
Capital expenditures .....    14,653         543         797         465        -         16,458

(1)  Consists of non-core construction operations and corporate expenses.
(2) International for 1998 includes the results of the Company's Spanish operations which were sold effective December 31, 1998.

     There are no significant transfers between geographic areas and segments. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Consolidated operating income is net of corporate general and administrative expenses. Total assets are those assets used in MasTec's operations in each segment. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, assets held for sale and notes receivable.

Note 5 -  Commitments and Contingencies

     MasTec is currently providing financing to a customer in connection with the sale of its services. As of March 31, 1999, MasTec had $48.9 million outstanding under this agreement which was due April 30, 1999. In exchange for certain additional consideration, MasTec extended the financing agreement through June 30, 1999 and received $27.0 million in reduction of the outstanding balance.

     MasTec has committed to continue developing a PCS cellular phone system in Paraguay. MasTec anticipates investing approximately $10.0 million for the development of this system over the next nine months. Commercial operation of the system was required to be initiated no later than May 10, 1999. MasTec has filed a request for extension of this date. MasTec expects that the PCS system will be operational within the next six months.

     MasTec's current and future operations and investments in certain foreign countries are generally subject to greater risks of monetary, political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian reais. The impact on the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extend of further devaluation and deteriorating economic conditions in Brazil and other Latin America countries and the resulting impacts on MasTec's results of operations, financial position and cash flows cannot now be determined. Further, economic conditions in these countries may make it more difficult for these operations to satisfy debt service and other obligations. MasTec is monitoring conditions in these countries to determine their impact, if any, on MasTec's results of operations, financial position and cash flows. MasTec also monitors its currency exchange risk but currently does not hedge against this risk. There can be no assurance that currency exchange fluctuations or other economic events will not adversely affect MasTec's results of operations, financial position and cash flows.

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

     Reference is made to cautionary statements contained in this Quarterly Report and in Mastec's other filings with the Securities and Exchange Commission regarding any forward-looking statements contained in this Quarterly Report. Except for historical information contained herein, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions for forward-looking statement described in the Private Securities Litigation Reform Act of 1995.

Overview

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

     The following tables set forth income statement data and its related percentage of revenue by geographic region for the three months ended March 31, 1999 and 1998.


                                                 Three Months Ended March 31,
                                           ----------------------------------------
North America                                     1999                 1998
                                           -------------------  -------------------
Revenue ................................   $188,222    100.0%   $110,402    100.0%
Costs of revenue .......................    147,076     78.1%     90,170     81.7%
Depreciation and amortization ..........     11,772      6.3%      7,333      6.6%
General and administrative expenses ....     17,506      9.3%     15,967     14.5%
                                           =========  ========  =========  ========
Operating income (loss) ................   $ 11,868      6.3%   $ (3,068)    (2.8)%
                                           =========  ========  =========  ========


Three Months Ended March 31, 1999 Operating Income Compared to Three Months Ended March 31, 1998 Operating Loss

     MasTec's North American revenue was $188.2 million for the three months ended March 31, 1999, compared to $110.4 million for the same period in 1998, representing an increase of $77.8 million or 70.5%. The increase in North American revenue was due primarily to revenue generated from internal growth and to favorable weather conditions during the three months ended March 31, 1999 when compared to the same period in 1998.

     MasTec's North American costs of revenue were $147.1 million or 78.1% of revenue for the three months ended March 31, 1999, compared to $90.2 million or 81.7% of revenue for the same period in 1998, representing an increase of $56.9 million or 63.1%. The improved margins resulted from MasTec's ability to perform work at attractive margins in certain extended geographic areas due to favorable weather conditions during the three months ended March 31, 1999, when compared to the same period in 1998.

     Depreciation and amortization expense was $11.8 million or 6.3% of revenue for the three months ended March 31, 1999, compared to $7.3 million or 6.6% of revenue for the same period in 1998. The increased depreciation and amortization expense resulted from MasTec's investment in its fleet to support revenue growth and from intangibles related to acquisitions consummated in 1998.

     General and administrative expenses were $17.5 million or 9.3% of revenue for the three months ended March 31, 1999, compared to $16.0 million or 14.5% of revenue for the same period in 1998, representing an increase of $1.5 million or 9.6%. The decline in general and administrative expenses as a percent of revenue for the three months ended March 31, 1999 was due primarily to increased revenue. During the three months ended March 31, 1998, MasTec recorded $4.0 million related to integration costs and provision for bad debts.


                                                 Three Months Ended March 31,
                                           ----------------------------------------
CALA                                             1999                 1998
                                           -------------------  -------------------
Revenue ................................   $ 18,575    100.0%   $ 29,750    100.0%
Costs of revenue .......................     15,021     80.9%     25,036     84.2%
Depreciation and amortization ..........        875      4.7%        283      1.0%
General and administrative expenses ....      1,885     10.1%      2,401      8.0%
                                           =========  ========  =========  ========
Operating income .......................   $    794      4.3%   $  2,030      6.8%
                                           =========  ========  =========  ========


Three Months Ended March 31, 1999 Operating Income Compared to Three Months Ended March 31, 1998 Operating Income

     Approximately 85% of the CALA region operations were comprised of MasTec's Brazilian operations whose functional currency is the Brazilian reais. The remaining CALA operations were conducted primarily in Mexican pesos and U.S. dollars.

     MasTec's CALA revenue was $18.6 million for the three months ended March 31, 1999, compared to $29.8 million for the same period in 1998, representing a decrease of $11.2 million 37.6%. MasTec's CALA revenue decreased primarily due to the devaluation of the Brazilian reais and to a reduction in work performed. The CALA region had revenue of R$26.8 million reais during the three months ended March 31, 1999, compared to R$33.5 million reais for the same period in 1998, representing a decrease of 20%.

     MasTec's CALA costs of revenue was $15.0 million or 80.9% of revenue for the three months ended March 31, 1999, compared to $25.0 million or 84.2% of revenue for the same period in 1998, representing a decrease of $10.0 million or 40.0%. Costs of revenue were 80.9% of revenue in 1999, compared to 84.2% in 1998.

     Depreciation and amortization expense was $0.9 million or 4.7% of revenue for the three months ended March 31, 1999 compared to $0.3 million or 1.0% of revenue for the same period in 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period.

     General and administrative expenses were $1.9 million or 10.1% of revenue for the three months ended March 31, 1999, compared to $2.4 million or 8.0% of revenue for the same period in 1998, representing a decrease of $0.5 million or 20.8%. General and administrative expenses were R$2.0 million reais or 7.5% of reais revenue during the three months ended March 31, 1999, compared to R$2.2 million reais or 6.6% of reais revenue for the same period in 1998. The increase in general and administrative expenses as a percentage of revenue in both dollar and reais terms was due primarily to costs of establishing an infrastructure to support anticipated additional work following the privatization of Telebras, which took place in July 1998, as well as decreased revenue resulting from reduction in work performed. Due to recent economic conditions in Brazil, it is uncertain when, if at all, such additional work will materialize.


Spain                                                            Three Months Ended
                                                                   March 31, 1998
                                                                 ------------------
Revenue ......................................................   $ 45,943    100.0%
Costs of revenue .............................................     37,760     82.2%
Depreciation and amortization ................................        613      1.3%
General and administrative expenses ..........................     20,131     43.8%
                                                                 ---------  --------
    Operating loss ...........................................    (12,561)   (27.3%)
Interest expense .............................................       (944)    (2.1%)
Other income .................................................        192      0.4%
                                                                 ---------  --------
Loss  before  benefit  from income  taxes,  equity in earnings
    of unconsolidated companies and minority interest ........    (13,313)   (29.0%)
Benefit from income taxes ....................................      3,900      8.5%
Equity in earnings of unconsolidated companies ...............         71      0.2%
Minority interest ............................................          1      0.0%
                                                                 ---------  --------
Net loss .....................................................   $ (9,341)   (20.3%)
                                                                 =========  ========

     Effective December 31, 1998, MasTec sold 87% of its Spanish operations.

Consolidated Results

     The following table sets forth for the three months ended March 31, 1999 and 1998 certain consolidated income statement data and its related percentage of consolidated revenue.

                                                                            Three Months Ended March 31,
                                                                    --------------------------------------------
                                                                            1999                    1998 (1)
                                                                    --------------------   ---------------------
Operating income (loss) .........................................   $ 12,662       6.1%    $ (1,038)     (0.7)%
Interest expense ................................................     (6,231)     (3.0%)     (3,915)     (2.8)%
Interest income .................................................      2,109       1.0%       1,236       0.9%
Other income, net ...............................................        123       0.1%          51       0.0%
                                                                    ---------   --------   ---------   --------
Income (loss) before (provision) benefit for income taxes, equity in earnings (losses) of unconsolidated companies and minority
   interest .....................................................      8,663       4.2%      (3,666)     (2.6%)
(Provision) benefit for income taxes ............................     (3,670)     (1.8%)      1,411       1.0%
Equity in earnings (losses) of  unconsolidated companies and
   minority interest ............................................       (640)     (0.3%)       (503)     (0.4%)
                                                                    ---------   --------   ---------   --------
Net income (loss)                                                   $  4,353       2.1%    $ (2,758)     (2.0%)
                                                                    =========   ========   =========   ========

(1) Adjusted to exclude MasTec's Spanish operations which were sold effective December 31, 1998.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     For  a  discussion  of  revenue,   costs  of  revenue,   depreciation   and
amortization and general and administrative expenses, see "North America" and "CALA" above.

     Interest expense was $6.2 million for the three months ended March 31, 1999, compared to $3.9 million for the same period in 1998, representing an increase of $2.3 million or 59.0%. The increase in interest expense was due primarily to increased indebtedness resulting from the issuance of the Senior Notes in early 1998, the proceeds of which were used primarily for acquisitions and to fund international operations investments. See Note 3 of Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

     MasTec's primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. MasTec's primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit and the proceeds from the sale of investments and other assets held for sale.

     Net cash provided by operating activities was $4.2 million for the three months ended March 31, 1999, compared to net cash used in operating activities of $19.7 million for the same period in 1998.

     Working capital at March 31, 1999, excluding the below described items was $98.3 million for domestic operations compared to $83.1 million at December 31, 1998. Excluded for purposes of calculating working capital as of March 31, 1999, were current assets consisting of $49.2 million related to a customer financing and $54.2 million of assets held for sale.

     During the three months ended March 31, 1999, MasTec made capital expenditures of $15.8 million, primarily for machinery and equipment used in the production of revenue, compared to $16.5 million for the same period in 1998. MasTec invested cash in one acquisition $0.3 million and paid $2.7 million as additional consideration for acquisitions made in previous years. MasTec also funded $2.7 million for construction of its PCS system in Paraguay. MasTec anticipates investing an additional $10.0 million for the development of this system for the remainder of 1999. Commercial operation of the system was required to be initiated no later than May 10, 1999. MasTec has filed a request for extension of this date. MasTec expects that the PCS system will be operational within the next six months.

     MasTec is currently providing financing to a customer in connection with the sale of its services. As of March 31, 1999, MasTec had $48.9 million outstanding under this agreement due April 30, 1999. In exchange for certain additional consideration, MasTec extended the financing agreement through June 30, 1999 and received $27.0 million in reduction of the outstanding balance.

     In December 1998, MasTec increased its existing credit facility from $125.0 million to $165.0 million (as amended, the "Credit Facility") with a group of financial institutions led by BankBoston, N.A. Amounts outstanding under the Credit Facility mature on June 9, 2000. Upon written request by MasTec at the bank's sole discretion, the maturity date of the Credit Facility may be extended for successive annual periods up to a final maturity date of June 9, 2002. MasTec is required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

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

     MasTec expects to finance its current working capital needs, capital expenditures, acquisitions and investments, debt service obligations and other commitments from cash generated from operations, borrowings under its existing Credit Facility and the sale of other assets. During 1999, MasTec has acquired certain external network services contractors for $9.1 million in cash and $1.1 million in notes. The acquisitions were financed from cash provided by operations and from financing activities. MasTec has also signed a letter of intent to acquire an internal network services company. MasTec has also divested certain assets held for sale for approximately $1.9 million. MasTec anticipates that available cash, cash flows from operations and from the sale of assets and investments and borrowing availability under the Credit Facility will be sufficient to satisfy MasTec's liquidity and working capital requirements for the foreseeable future; however, to the extent that MasTec should desire to increase its financial flexibility and capital resources or require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its existing Credit Facility, MasTec may consider raising additional capital by increasing its Credit Facility or through the offering of equity and/or debt securities in the public or private markets. There can be no assurance, however, that additional capital will be available to MasTec on acceptable terms, or at all.

     MasTec's current and future operations and investments in certain foreign countries are generally subject to greater risks of monetary, political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian reais. The impact on the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin America countries and the resulting impacts on MasTec's results of operations, financial position and cash flows cannot now be determined. Further, economic conditions in these countries may make it more difficult for these operations to satisfy debt service and other obligations. Mastec is monitoring conditions in these countries to determine their impact, if any, on MasTec's results of operations, financial position and cash flows. MasTec also monitors its currency exchange risk but currently does not hedge against this risk. There can be no assurance that currency exchange fluctuations or other economic events will not adversely affect MasTec's results of operations, financial position and cash flows.


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

     MasTec has undertaken a Year 2000 project which includes an assessment of telecommunications equipment, computer equipment, software, database, data services, network infrastructure, and telephone equipment. MasTec's Year 2000 plan addresses the Year 2000 issue in four phases: (1) inventory and assessment;
(2) impact analysis and implementation planning; (3) implementation and testing; and (4) on-going and monitoring. As each phase is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. At this time, a majority of MasTec's information systems and embedded devices have been inventoried and assessed, and MasTec has begun impact analysis and implementation planning, as well as some implementation and testing. The project is estimated to be complete by the end of 1999, prior to any anticipated impact on MasTec's operating systems. MasTec believes that with upgrades to existing software, conversions to new software and replacement of certain products and equipment, the Year 2000 issue will not pose significant operational problems. Based on its current assessment efforts, MasTec does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. If, however, necessary upgrades, replacements and conversions are not made or are not completed on a timely basis, the Year 2000 issue may have a material adverse effect on MasTec's business, financial condition and results of operations. MasTec's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as vendors and suppliers. As part of MasTec's Year 2000 efforts, formal communications with all significant vendors, suppliers, banks and clients are being pursued to determine the extent to which related interfaces with MasTec's systems are vulnerable if these third parties fail to remediate their Year 2000 issues. There cannot be any assurance that any such third parties will address any Year 2000 issues that they have or that such third parties' systems will not materially adversely affect MasTec's systems and operations.

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

     MasTec will utilize both internal and external resources to complete and test the Year 2000 project. Through March 31, 1999, related costs incurred were not material, and MasTec does not expect that the total cost of its Year 2000 project will be material to its financial position or results of operations.
Project costs and the targeted completion date will be based on management's best estimates, which will be derived from utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 3 and 5 of Notes to Consolidated Financial Statements for disclosure about market risk.

PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         Exhibit No.         Description
         -----------         -----------

         27                  Financial Data Schedule

         (b)  Reports on Form 8-K

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


                                    MASTEC, INC.




Date:  May 14, 1999                 /s/ CARMEN M. SABATER
                                    ---------------------
                                    Carmen M. Sabater
                                    Senior Vice President - Director of Finance
                                    (Principal Financial Officer)




Date:  May 14, 1999                 /s/ ARLENE VARGAS
                                    -----------------
                                    Arlene Vargas
                                    Vice President and Controller
                                    (Principal Accounting Officer)