Form 10-Q
period 1999-06-30
MASTEC INC
filed 1999-08-16
CIK 15615

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                        Commission File Number 001-08106





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

     As of August 13, 1999, MasTec, Inc. had 28,084,960 shares of common stock, $0.10 par value, outstanding.








================================================================================

                                  MasTec, Inc.
                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 1999 and 1998 ...    3

         Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
         and December 31, 1998 .......................................    4

         Unaudited Consolidated Statement of Changes in
         Shareholders' Equity for the Six Months
         Ended June 30, 1999 .........................................    5

         Unaudited Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1999 and 1998 .............    6

         Notes to Consolidated Financial Statements (Unaudited) ......    8

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition .....................................   12

Item 3   Quantitative and Qualitative Disclosures About Market Risk...   22

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .........   23

Item 6.  Exhibits and Reports on Form 8-K ............................   23

SIGNATURES ...........................................................   24

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                 ----------------------    ----------------------
                                                                    1999       1998(1)        1999        1998(1)
                                                                 ---------    ---------    ---------    ---------
Revenue ......................................................   $ 238,688    $ 246,106    $ 445,484    $ 432,201
Costs of revenue .............................................     178,269      186,228      340,366      339,194
Depreciation and amortization ................................      13,867       10,935       26,514       19,164
General and administrative expenses ..........................      20,542       28,932       39,933       67,431
                                                                 ---------    ---------    ---------    ---------

    Operating income .........................................      26,010       20,011       38,671        6,412
Interest expense .............................................      (7,311)      (7,072)     (13,542)     (12,128)
Interest income ..............................................       3,633        1,956        5,742        3,389
Other income, net ............................................         178        1,171          301        1,414
                                                                 ---------    ---------    ---------    ---------
Income (loss) before provision for income taxes, equity in ...      22,510       16,066       31,172         (913)
    earnings of unconsolidated companies and minority interest
Provision for income taxes ...................................      (9,279)      (6,113)     (12,949)        (803)
Equity in earnings of unconsolidated companies ...............        --            333         --            755
Minority interest ............................................      (1,054)        (892)      (1,694)      (1,745)
                                                                 ---------    ---------    ---------    ---------
Net income (loss) ............................................   $  12,177    $   9,394    $  16,529    $  (2,706)
                                                                 =========    =========    =========    =========

Weighted average common shares outstanding ...................      27,698       27,816       27,513       27,746
Basic earnings (loss) per share ..............................   $    0.44    $    0.34    $    0.60    $   (0.10)

Weighted average common shares outstanding ...................      28,162       28,157       27,958       27,746
Diluted earnings (loss) per share ............................   $    0.43    $    0.33    $    0.59    $   (0.10)


     (1) 1998 results include the Company's Spanish operations which were sold effective December 31, 1998.


     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                      June 30,  December 31,
                                                                       1999       1998 (1)
                                                                    ----------   ----------
                                                                    (Unaudited)
         Assets
Current assets:
    Cash and cash equivalents ...................................   $  27,264    $  19,864
    Accounts receivable, unbilled revenue and retainage, net ....     258,573      283,590
    Inventories .................................................      17,774       12,658
    Assets held for sale ........................................      68,917       57,238
    Other current assets ........................................      25,818       59,601
                                                                    ---------    ---------
         Total current assets ...................................     398,346      432,951

Property and equipment, net .....................................     147,469      137,382
Investments in unconsolidated companies .........................       5,893        5,886
Intangibles, net ................................................     155,438      140,461
Other assets ....................................................      15,236       18,806
                                                                    ---------    ---------

         Total assets ...........................................   $ 722,382    $ 735,486
                                                                    =========    =========

         Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of debt ..................................   $  10,935    $  11,143
    Accounts payable and accrued expenses .......................      75,244       84,372
    Other current liabilities ...................................      55,931       87,417
                                                                    ---------    ---------
         Total current liabilities ..............................     142,110      182,932
                                                                    ---------    ---------

Other liabilities ...............................................      44,599       37,592
                                                                    ---------    ---------

Long-term debt ..................................................     314,404      310,689
                                                                    ---------    ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
    Common stock ................................................       2,797        2,738
    Capital surplus .............................................     160,678      149,479
    Retained earnings ...........................................      73,006       56,477
    Foreign currency translation adjustments ....................     (15,212)      (4,421)
                                                                    ---------    ---------
         Total shareholders' equity .............................     221,269      204,273
                                                                    ---------    ---------

         Total liabilities and shareholders' equity .............   $ 722,382    $ 735,486
                                                                    =========    =========

     (1)  Does  not  include  financial   condition  of  the  Company's  Spanish
operations, which were sold effective December 31, 1998.

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                                                  Foreign
                                      Common Stock                                Currency
                                   ------------------      Capital     Retained  Translation
                                    Shares    Amount       Surplus     Earnings  Adjustments      Total
----------------------------------------------------------------------------------------------------------
Balance December 31, 1998            27,382 $    2,738  $    149,479 $   56,477 $    (4,421)  $  204,273

Net income                                                               16,529                   16,529

Foreign currency translation                                                        (10,791)     (10,791)
adjustments

Stock issued                            588         59        11,199                              11,258
==========================================================================================================

Balance June 30, 1999                27,970 $    2,797  $    160,678 $   73,006 $   (15,212)  $  221,269
==========================================================================================================



     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           1999         1998
                                                                        ---------    ---------
Cash flows from operating activities:
   Net income (loss) ................................................   $  16,529    $  (2,706)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ..................................      26,514       19,164
     Minority interest ..............................................       1,694        1,745
     Loss (gain) on sale of assets ..................................       3,573         (183)
     Equity in earnings of unconsolidated companies .................        --           (755)
     Changes in assets and liabilities net of effect of acquisitions:
       Accounts receivables, unbilled revenue and retainage, net ....       7,774      (15,145)
       Inventories and other current assets .........................      (5,735)        (471)
       Other assets .................................................       3,280       (3,290)
       Accounts payable and accrued expenses ........................     (13,855)       7,289
       Other current liabilities ....................................     (22,595)       9,784
       Other liabilities ............................................       5,045       (6,832)
                                                                        ---------    ---------
Net cash provided by operating activities ...........................      22,224        8,600
                                                                        ---------    ---------

Cash flows from investing activities:
   Capital expenditures .............................................     (36,680)     (32,680)
   Cash paid for acquisitions (net of cash acquired) and ............     (12,140)     (62,540)
     contingent consideration
   Investment in unconsolidated companies held for sale .............      (7,398)      (2,730)
   Repayments (advances) of notes receivable ........................      18,667       (7,910)
   Proceeds from sale of international subsidiary ...................      15,914         --
   Proceeds from sale of assets .....................................       9,979        1,190
                                                                        ---------    ---------
Net cash used in investing activities ...............................     (11,658)    (104,670)
                                                                        ---------    ---------

Cash flows from financing activities:
   (Repayments) proceeds, net from revolving credit facilities ......      (1,392)      (4,875)
   Proceeds from Senior Notes .......................................        --        199,724
   Proceeds (repayments) of debt ....................................         966      (55,826)
   Net proceeds (payments) for common stock issued (repurchased) ....         108       (4,545)
   Financing costs ..................................................        --         (4,993)
                                                                        ---------    ---------
Net cash (used in) provided by financing activities .................        (318)     129,485
                                                                        ---------    ---------

Net increase in cash and cash equivalents ...........................      10,248       33,415
Effect of translation on cash .......................................      (2,848)          18
Cash and cash equivalents - beginning of period .....................      19,864        6,063
                                                                        ---------    ---------
Cash and cash equivalents - end of period ...........................   $  27,264    $  39,496
                                                                        =========    =========




     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                      (In thousands, except share amounts)
                                   (Unaudited)


Supplemental disclosure of non-cash investing and financing activities:

     During the six months ended June 30, 1999, MasTec completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $3,478 and was comprised primarily of $6,986 of accounts receivable, $2,125 of property and equipment, $677 of other assets and $266 in cash, offset by $6,576 of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7,750 and was allocated to goodwill. MasTec also issued 527,597 shares of common stock with a value of $11,314 related to the payment of contingent consideration from earlier acquisitions. Of the $11,314, $2,314 was recorded as a reduction of other current liabilities and $9,000 as additional goodwill.

     During the six months ended June 30, 1998, MasTec completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $28,499 and was comprised primarily of $31,669 of accounts receivable $25,847 of property and equipment, $6,889 of other assets and $3,756 in cash, offset by $35,906 of assumed liabilities. The excess of the purchase price over the net assets acquired was $42,670 and was allocated to goodwill.


     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)


NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998. The balance sheet data as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

     Our comprehensive income (loss) for the six months ended June 30, 1999 and 1998 was $5.7 million and $(3.2) million, respectively. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments.

NOTE 2 -  ACQUISITIONS AND INVESTING ACTIVITIES

     During 1999, we acquired Directional Advantage Boring, Inc., Central Trenching, Inc. and Queens Network Cable Corp., three telecommunications infrastructure service providers. These acquisitions have been accounted for under the purchase method of accounting. The most significant adjustments to the balance sheet resulting from these acquisitions are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows.

NOTE 3 - DEBT

         Debt is comprised of the following (in thousands):

                                                                               June 30,   December 31,
                                                                                 1999         1998
                                                                              ---------    ---------
Revolving credit facility, weighted average rate of  6.87% at June 30, ....   $ 107,694    $ 106,300
    1999 and 7.06% at December 31, 1998
Other bank facilities at LIBOR plus 1.25% (6.44% at June 30, 1999 and .....       7,342        6,206
    6.31% at December 31, 1998)
Notes payable for equipment, at interest rates from 7.5% to 8.5% due ......       6,735        6,145
    in installments through the year 2000
Notes payable for acquisitions, at interest rates from 7.0% to 8.0% .......       3,805        3,431
    due  in installments through February 2000
Senior Notes, 7.75% due February 2008 .....................................     199,763      199,750
                                                                              ---------    ---------
Total debt ................................................................     325,339      321,832
Less current maturities ...................................................     (10,935)     (11,143)
                                                                              ---------    ---------

Long-term debt ............................................................   $ 314,404    $ 310,689
                                                                              =========    =========



     We have a revolving line of credit with a group of banks (as amended, the "Credit Facility") that provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2001. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

     The Credit Facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the Credit Facility accrues at rates based, at our option, on the agent bank's Base Rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the Credit Facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

     On  January  30,  1998,   MasTec  issued  $200.0   million,   7.75%  senior
subordinated notes (the "Senior Notes") due in February 2008 with interest due semi-annually.

     The Credit Facility and the Senior Notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating certain liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also provides that we must maintain certain financial ratio coverage, requiring, among other things minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.

NOTE 4 -  OPERATIONS BY SEGMENTS AND GEOGRAPHIC AREAS

     The following table set forth, for the three months and six months ended June 30, 1999 and 1998, certain information about segment results of operations and segment assets (in thousands):


       Three Months           External        Internal       External     International     Other (2)      Consolidated
           1999          Telecommunications   Network         Energy           (1)
                              Networks        Services       Networks
-------------------------------------------------------------------------------------------------------------------------

Revenue                    $  167,642      $  19,003      $  38,186       $  13,525       $     331       $  238,687
Operating income (loss)        25,316            773          3,174           1,776          (5,029)          26,010
Depreciation and                8,882            598          3,262             753             372           13,867
    amortization


       Three Months           External        Internal       External     International     Other (2)      Consolidated
           1998          Telecommunications   Network         Energy           (1)
                              Networks        Services       Networks
-------------------------------------------------------------------------------------------------------------------------

Revenue                    $  108,900      $  21,571      $  32,480       $  81,032       $   2,123       $  246,106
Operating income (loss)        16,092         (1,193)         3,549           6,477          (4,914)          20,011
Depreciation and                6,460            434          2,251           1,221             569           10,935
    amortization




        Six Months            External        Internal       External     International     Other (2)      Consolidated
           1999          Telecommunications   Network         Energy           (1)
                              Networks        Services       Networks
-------------------------------------------------------------------------------------------------------------------------
Revenue                    $  296,520      $  40,306      $  75,136       $  32,100       $  1,422        $  445,484
Operating income (loss)        38,777          1,359          6,225           2,570         (10,260)          38,671
Depreciation and               16,816          1,213          6,097           1,628             760           26,514
    amortization

Total assets                  377,028         53,396         87,780         105,228          98,950          722,382
Capital expenditures           29,571            451          6,473               -             185           36,680


        Six Months            External        Internal       External     International     Other (2)      Consolidated
           1998          Telecommunications   Network         Energy           (1)
                              Networks        Services       Networks
-------------------------------------------------------------------------------------------------------------------------

Revenue                    $  180,764      $  39,199      $  48,629       $  156,725      $  6,884        $  432,201
Operating income (loss)        20,164         (5,183)         4,318          (4,054)         (8,833)           6,412
Depreciation and               11,266            781          3,892           2,117           1,108           19,164
    amortization

Total assets                  282,615         60,116         79,108         325,160          74,625          821,622
Capital expenditures           22,495          1,092          6,155           1,667           1,271           32,680



(1) International for 1998 includes the results of the Company's Spanish operations which were sold effective December 31, 1998.
(2) Consists of non-network construction operations and corporate expenses.

     There are no significant transfers between geographic areas and segments. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Consolidated operating income is net of corporate general and administrative expenses. Total assets are those assets used in our operations in each segment. Corporate assets include cash and cash equivalents, investments in unconsolidated companies, assets held for sale and notes receivable.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     We are committed to provide not more than $25.0 million in vendor financing to a telecommunications customer in connection with the sale of our services. As of June 30, 1999, we had $19.3 million outstanding under this agreement. Amounts due under the financing arrangement are payable in full by September 24, 1999.

     We have a $24.0 million investment in a PCS wireless system in Paraguay which is held for sale and are committed to spend an additional $10.0 million to complete the system over the next six months. The terms of the license granted by the Paraguayan telecommunications regulatory agency to our local subsidiary to develop the system required the accomplishment of certain milestones by May 10, 1999. Due to the failure of the agency to allot necessary radio frequencies to us and the failure of the local telephone company to enter into an interconnection agreement with us, we were unable to accomplish the milestones. We filed a request for an extension with the regulatory agency, which the agency denied. We have appealed the agency's decision and we are awaiting the agency's response. In addition, the local subsidiary is under a preliminary investigation for alleged improper conduct by certain of its employees in connection with the license. We believe that the agency's actions are unlawful and that the allegations are baseless.

     Included in assets held for sale at June 30, 1999 is approximately $34.0 million of investments in Argentina and Ecuador, which have defaulted on their debt obligations. We do not guarantee any of their indebtedness.

     We are monitoring our investments in Argentina, Ecuador and Paraguay and have determined that the carrying values of these assets as of June 30, 1999 have not been impaired. There can be no assurance that future transactions or events will not result in a permanent impairment of these assets.

     We sold 87% of our Spanish operations effective December 31, 1998 for $27.2 million in cash payable in four installments and $25.0 million of assumed debt. Currently, $12.5 million of the cash purchase price plus accrued interest has not been paid when due, however we expect to receive payment of the remaining balance in 1999.

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

     Except for historical information, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions for forward-looking statement described in the Private Securities Litigation Reform Act of 1995. Reference is made to cautionary statements contained in this Quarterly Report and in MasTec's other filings with the Securities and Exchange Commission regarding any forward-looking statements contained in this Quarterly Report.

GENERAL

     We are one of the preeminent end-to-end telecommunications and energy infrastructure service providers in North America, enabling our telecommunications, energy and corporate customers to connect to their customers. We have grown significantly in the past five years through internal growth and by means of 35 domestic acquisitions to expand our customer and geographic base and to broaden our service offerings. During 1998, we organized our operations around our customer base and developed MasTec as a brand name. We are currently emphasizing internal growth although we intend to continue to grow through selected acquisitions following a disciplined model to take advantage of consolidation opportunities in the fragmented telecommunications industry in the United States.

     We also are focusing on North America and have de-emphasized our international operations and investments. Pursuant to this strategy, we have disposed of our Spanish operations effective December 31, 1998, which we purchased in April 1996, and which generated a loss of $18.9 million for 1998. In August 1997, we formed a joint venture in Brazil to provide primarily external network services in anticipation of the privatization of the Brazilian telephone company. Currently, our international operations are limited to Brazil and comprise approximately 7% of our revenue for the six months ended June 30, 1999. We continue to evaluate strategic alternatives for our remaining international operations and investments.

     None of our customers accounts for more than 10% of our domestic revenue and our top 10 customers combined account for less than 40% of our domestic revenue.

     We report our operations in four segments: External Telecommunications Networks, External Energy Networks, Internal Networks, and International. External Telecommunication Networks represents our core business and is divided into six service lines: central switching and transmission, long haul services, local loops, broadband, wireless and intelligent transportation systems. International operations are currently confined to Brazil where we operate a 51% joint venture which we consolidate net of a 49% minority interest after tax.

         Our primary types of contracts with our customers include:

/bullet/ design and installation contracts for specific projects, /bullet/ master service agreements for all specified design, installation and maintenance services within a defined geographic territory, and /bullet/ turnkey agreements for comprehensive design, engineering, installation, procurement and maintenance services.

     The majority of our contracts whether master service agreements or contracts for specific projects provide that we will furnish a specified unit of service for a specified unit of price. For example, we contract to install cable for a specified rate per foot. We recognize revenue as the related work is performed. Turnkey agreements are invoiced both on a unit and deferred unit basis. A small percentage of our work is performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Customers are billed with varying frequency--weekly or monthly or upon milestones.

     We perform the majority of our services under master services agreements, which typically are exclusive service agreements to provide all of the customer's network requirements up to a specified dollar amount per job within certain geographic areas. These contracts are generally for two to three years but are typically subject to termination at any time upon 90 to 180 days prior notice to us. Each master service agreement contemplates hundreds of individual projects generally valued at less than $100,000 each. These master services agreement are typically awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without opening them up to bid. Master service agreements are invoiced on a unit basis where invoices are submitted as work is completed. We currently have 89 master service agreements across all segments.

     Direct costs include operations payroll and benefits, subcontractor costs, materials not provided by our customers, fuel, equipment rental and insurance. Our customers generally supply materials such as cable, conduit and telephone equipment, although on certain turnkey projects, we supply these materials. General and administrative costs include all costs of our management personnel, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance administration, professional costs and clerical and administrative overhead.

     Many of our contracts require performance and payment bonds. Contracts generally include payment provisions under which 5% to 10% is withheld from payment until the contract work has been completed. We typically agree to indemnify our customers against certain claims and warrant the quality of our services for specified time periods, usually one year.


RESULTS OF OPERATIONS

North America

     The following tables set forth income statement data and its related percentage of revenue for our North American operation for the three and six months ended June 30, 1999 and 1998.



                                       Three Months Ended June 30,                       Six Months Ended June 30,
                              -----------------------------------------------  -----------------------------------------------
                                      1999                     1998                    1999                     1998
                              ----------------------   ----------------------  ----------------------   ----------------------
Revenue                       $ 225,162      100.0%    $165,074       100.0%   $ 413,384       100.0%   $275,476      100.0%
Costs of revenue                169,305       75.2%     122,670        74.3%     316,381        76.5%    212,840       77.3%
Depreciation and amortization    13,114        5.8%       9,714         5.9%      24,886         6.0%     17,047        6.2%
General and administrative       18,510        8.2%      19,156        11.6%      36,016         8.8%     35,123       12.7%
expenses
                              ===========  =========   ==========   =========  ===========   ========   ===========  =========
   Operating income           $  24,233       10.8%    $ 13,534         8.2%      36,101         8.7%   $ 10,466        3.8%
                              ===========  =========   ==========   =========  ===========   ========   ===========  =========



                Three Months Ended June 30, 1999 Operating Income
          Compared to Three Months Ended June 30, 1998 Operating Income

         The following table sets for the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                 Three Months Ended
                                                      June 30,                          Change
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------

External Telecommunications Networks        $   108,900     $   167,642     $    58,742            53.9%
External Energy Networks                         32,480          38,186           5,706            17.6
Internal Network Services                        21,571          19,003          (2,568)          (11.9)
Other                                             2,123             331          (1,792)          (84.4)
                                            ==============  =============   =============
                                            $   165,074     $   225,162     $    60,088            36.4%
                                            ==============  =============   =============


     Our North American revenue was $225.2 million for the three months ended June 30, 1999, compared to $165.1 million for the same period in 1998, representing an increase of $60.1 million or 36.4%. The increase in North American revenue was due primarily to revenue generated from internal growth across both of our external networks segments, due to increased demand by long haul, local loop and broadband customers. Internal growth, as adjusted for acquisitions, approximated 30.0% for the three months ended June 30, 1999. Revenue from our internal networks segment declined due to a decision to scale back business development efforts to better manage growth.

     Our North American costs of revenue were $169.3 million or 75.2% of revenue for the three months ended June 30, 1999, compared to $122.7 million or 74.3% of revenue for the same period in 1998. The reduced gross margin resulted from an increase in revenue derived from the sale of materials, which result in lower margins.

     Depreciation and amortization expense was $13.1 million or 5.8% of revenue for the three months ended June 30, 1999, compared to $9.7 million or 5.9% of revenue for the same period in 1998. The increased depreciation and amortization expense resulted from our investment in our fleet to support revenue growth and from intangibles related to acquisitions consummated in 1998 and 1999.

     General and administrative expenses were $18.5 million or 8.2% of revenue for the three months ended June 30, 1999, compared to $19.2 million or 11.6% of revenue for the same period in 1998. The decline in general and administrative expenses as a percent of revenue for the three months ended June 30, 1999 was due primarily to increased revenue, corporate overhead reductions and improved receivables collection, which reduced the need for additional bad debt reserves when compared to the same period in 1998.

     Operating income was $24.2 million or 10.8% of revenue for the three months ended 1999, compared to $13.5 million or 8.2% of revenue for the same period in 1998. The following table sets forth operating income and change in operating income by North American operating segments, in dollar and percentage terms (in thousands):


                                                 Three Months Ended
                                                      June 30,                          Change
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $   16,092      $   25,316      $     9,224            57.3%
External Energy Networks                         3,549           3,174             (375)          (10.6)
Internal Network Services                       (1,193)            773            1,966           164.8
Other                                           (4,914)         (5,030)            (116)           (2.4)
                                            ==============  =============   =============
                                            $   13,534      $   24,233      $    10,699            79.1
                                            ==============  =============   =============

                 Six Months Ended June 30, 1999 Operating Income
           Compared to Six Months Ended June 30, 1998 Operating Income

         The following table sets forth revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):


                                                  Six Months Ended
                                                      June 30,                          Change
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $   180,764     $   296,520     $   115,756            64.0%
External Energy Networks                         48,629          75,136          26,507            54.5
Internal Network Services                        39,199          40,306           1,107             2.8
Other                                             6,884           1,422          (5,462)          (79.3)
                                            ==============  =============   =============
                                            $   275,476     $   413,384     $   137,908            50.1%
                                            ==============  =============   =============



     Our North American revenue was $413.4 million for the six months ended June 30, 1999, compared to $275.5 million for the same period in 1998, representing an increase of $137.9 million or 50.1%. The fastest growing operating segment is our external telecommunications networks segment primarily due to the increased demand for bandwith by end-users which has spurred increased network construction and upgrades by our customers. As a result of poor performance in our internal network services segment during 1998, we scaled back our business development efforts to better manage growth. During the six month period ended June 30, 1999, we completed a total of three acquisitions, all in our external telecommunication networks segment, in comparison to five acquisitions in the same segment, two in our external energy networks segment and two in our internal network services segment during the six months ended June 30, 1998. Internal growth for North America, as adjusted for acquisitions, approximated 41.4% for the six months ended June 30, 1999 and was primarily driven by growth in external telecommunications networks. There can be no assurance that our internal growth will continue at the same rate for the remainder of the year.

     Our North American costs of revenue were $316.4 million or 76.5% of revenue for the six months ended June 30, 1999, compared to $212.8 million or 77.3% of revenue for the same period in 1998. The improved margins resulted from better pricing in our external telecommunications networks segment due to increased demand for our services, as well as a shift to higher margin work within the segment during the first quarter of 1999, when compared to the same period in 1998. Margins within our internal network services segment also improved due to better management. The increase in margins was offset by increased revenue derived from the sale of materials on turnkey projects, which result in lower margins. Additionally, adverse weather conditions impacted productivity during 1998 as opposed to 1999 where weather was not a negative factor.

     Depreciation and amortization expense was $24.9 million or 6.0% of revenue for the six months ended June 30, 1999, compared to $17.0 million or 6.2% of revenue for the same period in 1998. The increased depreciation and amortization expense resulted from our investment in our fleet to support revenue growth and from intangibles related to acquisitions consummated in 1998 and 1999.

     General and administrative expenses were $36.0 million or 8.8% of revenue for the six months ended June 30, 1999, compared to $35.1 million (which included a $4.0 million provision for bad debts related to our internal network services segment) or 12.7% of revenue (11.3% of revenue, excluding bad debt) for the same period in 1998. The decline in general and administrative expenses as a percent of revenue for the six months ended June 30, 1999 was due primarily to our ability to support higher revenue with a reduced administrative base. We intend to continue to pursue efficiencies in our administrative functions.

     Operating income was $36.1 million or 8.7% of revenue for the six months ended 1999, compared to $10.5 million or 3.8% of revenue for the same period in 1998. The following table sets forth operating income and change in operating income by North American operating segments, in dollar and percentage terms (in thousands):

                                                  Six Months Ended
                                                      June 30,                          Change
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $    20,164     $    38,777     $    18,613            92.3%
External Energy Networks                          4,318           6,225           1,907            44.2
Internal Network Services                        (5,183)          1,359           6,542           126.2
Other                                            (8,833)        (10,260)         (1,427)          (16.2)
                                            ==============  =============   =============
                                            $    10,466     $    36,101     $    25,635           244.9
                                            ==============  =============   =============

CALA

     The following tables set forth for the periods indicated our CALA operations in dollar and percentage terms (in thousands):

                                       Three Months Ended June 30,                       Six Months Ended June 30,
                              -----------------------------------------------  -----------------------------------------------
                                      1999                     1998                    1999                     1998
                              ----------------------   ----------------------  ----------------------   ----------------------
Revenue                       $  13,525      100.0%    $ 35,155       100.0%   $  32,100       100.0%   $ 64,905      100.0%
Costs of revenue                  8,964       66.3%      29,481        83.9%      23,985        74.7%     54,517       84.0%
Depreciation and amortization       753        5.6%         656         1.9%       1,628         5.1%        939        1.5%
General and administrative        2,032       15.0%       1,836         5.2%       3,917        12.2%      4,237        6.5%
expenses
                              ===========  =========   ==========   =========  ===========   ========   ===========  =========
   Operating income           $   1,776       13.1%    $  3,182         9.0%       2,570         8.0%   $  5,212        8.0%
                              ===========  =========   ==========   =========  ===========   ========   ===========  =========

                THREE MONTHS ENDED JUNE 30, 1999 OPERATING INCOME
          COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 OPERATING INCOME

     The CALA region is comprised almost entirely of our Brazilian operations whose functional currency is the Brazilian reais.

     CALA revenue was $13.5 million for the three months ended June 30, 1999, compared to $35.2 million for the same period in 1998, representing a decrease of $21.6 million or 61.5%. CALA revenue decreased primarily due to the devaluation of the Brazilian reais and to a reduction in work performed. The CALA region had revenue of R$23.2 million reais during the three months ended June 30, 1999, compared to R$38.7 million reais for the same period in 1998, representing a decrease of 40.0%. The average currency exchange rate increased to 1.76 reais per US dollar for the period ended June 30, 1999 compared to 1.14 reais per US dollars for the same period in 1998. The decline in reais revenue is due mainly to the overall economic situation in Brazil and the resulting delays in telephony infrastructure spending. Due to recent economic conditions in Brazil, it is uncertain when, if at all, previous levels of telephony infrastructure spending will re-commence.

     CALA costs of revenue was $9.0 million or 66.3% of revenue for the three months ended June 30, 1999, compared to $29.5 million or 83.9% of revenue for the same period in 1998. The decrease was as a result of a change order paid by a significant customer in the quarter. Margins are not anticipated to remain at this level.

     Depreciation and amortization expense was $0.8 million or 5.6% of revenue for the three months ended June 30, 1999 compared to $0.7 million or 1.9% of revenue for the same period in 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period.

     General and administrative expenses were $2.0 million or 15.0% of revenue for the three months ended June 30, 1999, compared to $1.8 million or 5.2% of revenue for the same period in 1998. General and administrative expenses were R$1.7 million reais or 7.3% of reais revenue during the three months ended June 30, 1999, compared to R$1.8 million reais or 4.6% of reais revenue for the same period in 1998. The increase in general and administrative expenses as a percentage of revenue in both dollar and reais terms was due to a reduction in work performed.

                 SIX MONTHS ENDED JUNE 30, 1999 OPERATING INCOME
           COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 OPERATING INCOME

     Approximately 95.3% of the CALA region operations were derived from our Brazilian operations whose functional currency is the Brazilian reais. The remaining CALA operations were conducted primarily in Mexican pesos and U.S. dollars.

     Our CALA revenue was $32.1 million for the six months ended June 30, 1999, compared to $64.9 million for the same period in 1998, representing a decrease of $32.8 million or 50.5%. CALA revenue decreased primarily due to the devaluation of the Brazilian reais and to a reduction in work performed. The CALA region had revenue of R$49.9 million reais during the six months ended June 30, 1999, compared to R$72.3 million reais for the same period in 1998, representing a decrease of 30.9%. The decline in revenue is due mainly to the overall economic situation in Brazil and the resulting delays in telephony infrastructure spending. Due to recent economic conditions in Brazil, it is uncertain when, if at all, previous levels of telephony infrastructure spending will re-commence.

     Our CALA costs of revenue was $24.0 million or 74.7% of revenue for the six months ended June 30, 1999, compared to $54.5 million or 84.0% of revenue for the same period in 1998. The decrease was as a result of a change order paid by a significant customer in the quarter. Margins are anticipated to return to historical levels.

     Depreciation and amortization expense was $1.6 million or 5.1% of revenue for the six months ended June 30, 1999 compared to $0.9 million or 1.5% of revenue for the same period in 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period.

     General and administrative expenses were $3.9 million or 12.2% of revenue for the six months ended June 30, 1999, compared to $4.2 million or 6.5% of revenue for the same period in 1998. General and administrative expenses were R$3.1 million reais or 6.1% of reais revenue during the six months ended June 30, 1999, compared to R$4.3 million reais or 5.9% of reais revenue for the same period in 1998. The increase in general and administrative expenses as a percentage of revenue in both dollar and reais terms was due to a reduction in work performed.

SPAIN

     The following tables set forth for the periods indicated our Spanish operations, which were sold effective December 31, 1998, in dollar and percentage terms (in thousands):



                                                             Three Months Ended      Six Months Ended
                                                               June 30, 1998          June 30, 1998
                                                            ---------------------  --------------------
Revenue ..................................................   $ 45,877      100.0%  $ 91,820      100.0%
Costs of revenue .........................................     34,077       74.3%    71,837       78.2%
Depreciation and amortization ............................        565        1.2%     1,178        1.3%
General and administrative expenses ......................      7,939       17.3%    28,070       30.6%
                                                             --------    --------  --------    --------
    Operating income (loss) ..............................      3,296        7.2%    (9,265)     (10.1)%
Interest expense .........................................       (854)      (1.9)%   (1,798)      (2.0)%
Other income (loss).......................................        707        1.5%       899        1.0%
                                                             --------    --------  --------    --------
income (loss) before benefit from income taxes, equity ...      3,149        6.8%   (10,164)     (11.1)%
    in earnings of unconsolidated companies and minority
    interest
(Provision) benefit from income taxes ....................     (1,066)      (2.3)%    2,834        3.1%
Equity in earnings of unconsolidated companies ...........        311        0.7%       382        0.4%
Minority interest ........................................         43        0.1%        44        0.1%
                                                             --------    --------  --------    --------
Net income (loss) ........................................   $  2,437        5.3%    (6,904)      (7.5)%
                                                             ========    ========  ========    ========




         Effective December 31, 1998, MasTec sold 87% of its Spanish operations.

COMBINED RESULTS - NORTH AMERICA AND CALA ONLY

     The following table sets forth for the periods indicated certain combined income statement data for North America and CALA only and the related percentage of combined revenue.


                                                     Three Months Ended June 30,                Six Months Ended June 30,
                                              ------------------------------------------- --------------------------------------
                                                      1999                 1998(1)              1999              1998(1)
                                              ---------------------- -------------------- ----------------- --------------------
Operating income                              $  26,010     10.9%  $  16,715     8.3%   $ 38,671      8.7%  $ 15,677      4.6%
Interest expense                                 (7,311)    (3.1)%    (6,218)   (3.1)%   (13,542)    (3.0)%  (10,330)    (3.1%)
Interest income                                   3,633      1.5%      1,956     1.0%      5,742      1.3%     3,389      1.0%
Other income, net                                   178      0.1%        464     0.3%        301      -          515      0.2%
                                              ----------- -------- ----------- ------------------- ------------------- ---------
Income before provision for income taxes,
   equity in earnings of unconsolidated
   companies and minority interest               22,510      9.4%     12,917     6.5%     31,172      7.0%     9,251      2.7%
Provision for income taxes                       (9,279)    (3.9)%    (5,047)   (2.5)%   (12,949)    (2.9)%   (3,637)    (1.1)%
Equity in earnings of  unconsolidated
   companies and minority interest               (1,054)    (0.4)%      (913)   (0.5%)    (1,694)    (0.4)%   (1,416)    (0.4)%
                                              ----------- -------- ----------- ------------------- ------------------- ---------
Net income                                    $  12,177      5.1%  $   6,957     3.5%   $ 16,529      3.7%  $  4,198      1.2%
                                              =========== ======== =========== =================== =================== =========



(1) Adjusted to exclude MasTec's Spanish operations which were sold effective December 31, 1998.

                        THREE MONTHS ENDED JUNE 30, 1999
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     For  a  discussion  of  revenue,   costs  of  revenue,   depreciation   and
amortization and general and administrative expenses, see "North America" and "CALA" above.

     Interest income for the three months ended June 30, 1999 includes interest accrued and collected from a customer financing arrangement. Interest income for the three months ended June 30, 1998 was mainly comprised of interest earned on temporary foreign investments.

     Reflected in other income net for the three months ended June 30, 1999 are the following transactions. MasTec sold assets held for sale with a book value of approximately $9.7 million for approximately $6.1 million, recognizing a loss on sale of approximately $3.6 million. Offsetting the loss from disposal of assets held for sale was a fee of $3.5 million collected from a customer related to a financing arrangement.

     Our effective tax rate for North American operations and CALA operations approximates 42.0% and 33.0% respectively, for the three months ended June 30, 1999.

                         SIX MONTHS ENDED JUNE 30, 1999
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     For  a  discussion  of  revenue,   costs  of  revenue,   depreciation   and
amortization and general and administrative expenses, see "North America" and "CALA" above.

     Interest expense was $13.5 million or 3.0% of revenue for the six months ended June 30, 1999, compared to $10.3 million or 3.1% of revenue for the same period in 1998. The increase in interest expense was due primarily to increased indebtedness resulting from the issuance of the Senior Notes in early 1998, as well as increased average outstanding balances on MasTec's revolving line of credit used to support growth.

     Interest income includes interest of $3.9 million earned and collected from a customer to which we extended financing for our services.

     Reflected in other income, net for the six months ended June 30, 1999, are the following transactions. MasTec sold assets held for sale with a book value of approximately $9.7 million for approximately $6.1 million recognizing a loss on sale of approximately $3.6 million. Offsetting the loss from disposal of non-core assets was a fee of $3.5 million collected from a telecommunications customer related to a vendor financing arrangement.

     Our effective tax rate for North American operations and CALA operations approximates 42.0% and 33.0% respectively, for the six months ended June 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit and the proceeds from the sale of assets held for sale.

     Net cash provided by operating activities was $22.2 million for the six months ended June 30, 1999, compared to $8.6 million for the same period in 1998.

     Our working capital at June 30, 1999, excluding assets held for sale of $68.9 million, was $187.3 million compared to $192.8 million at December 31, 1998. Our North American working capital as of June 30, 1999 was $159.1 million, comprised primarily of $236.0 million in accounts receivable, $29.4 million in inventories and other current assets and $8.0 million in cash, net of $114.3 million in current liabilities.

     We are committed to provide not more than $25.0 million in vendor financing to an external telecommunications network services customer in connection with the sale of our services. As of June 30, 1999, we had $19.3 million outstanding under this agreement. Amounts due under the financing arrangement are payable in full by September 24, 1999.

     We have a revolving line of credit with a group of banks (as amended, the "Credit Facility") that provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the Credit Facility mature on June 9, 2001. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

     The Credit Facility contains customary events of default and covenants which prohibit, among other things, making certain investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also provides that we must maintain certain financial ratio coverages, requiring, among other things minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.

     During 1999, we acquired three external telecommunications network services providers for $11.1 million in cash and $2.4 million in notes and invested $36.7 million primarily in our fleet to support revenue growth which were financed from cash provided by operations and from financing activities. We have also sold certain assets and investments for which we have received approximately $25.9 million in cash, $15.9 million of which was attributable to the sale of our Spanish operations. We anticipate that available cash, cash flows from operations and from the sale of assets and investments and borrowing availability under the Credit Facility will be sufficient to satisfy our working capital requirements for the foreseeable future. However, to the extent that we should desire to increase our financial flexibility and capital resources or choose or be required to fund future capital commitments from sources other than operating cash or from borrowings under its existing Credit Facility. We may consider raising additional capital by increasing the Credit Facility or through the offering of equity and/or debt securities in the public or private markets. There can be no assurance, however, that additional capital will be available to us on acceptable terms, or at all.

     We have a $24.0 million investment in a PCS wireless system in Paraguay which is held for sale and are committed to spend an additional $10.0 million to complete the system over the next six months. The terms of the license granted by the Paraguayan telecommunications regulatory agency to our local subsidiary to develop the system required the accomplishment of certain milestones by May 10, 1999. Due to the failure of the agency to allot necessary radio frequencies to us and the failure of the local telephone company to enter into an interconnection agreement with us, we were unable to accomplish the milestones. We filed a request for an extension with the regulatory agency, which the agency denied. We have appealed the agency's decision and we are awaiting the agency's response. In addition, the local subsidiary is under a preliminary investigation for alleged improper conduct by certain of its employees in connection with the license. We believe that the agency's actions are unlawful and that the allegations are baseless.

     Included in assets held for sale at June 30, 1999 is approximately $34.0 million of investments in Argentina and Ecuador, which have defaulted on their debt obligations. We do not guarantee any of their indebtedness.

     We are monitoring our investments in Argentina, Ecuador and Paraguay and have determined that the carrying values of these assets as of June 30, 1999 have not been impaired. There can be no assurance that future transactions or events will not result in a permanent impairment of these assets.

     We sold 87% of our Spanish operations effective December 31, 1998 for $27.2 million in cash payable in four installments and $25.0 million of assumed debt. Currently, $12.5 million of the cash purchase price plus accrued interest has not been paid when due, however we expect to receive payment of the remaining balance in 1999.

YEAR 2000

     The Year 2000 computer issue is primarily the result of computer programs using two digits rather than four to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations and/or a temporary inability to conduct normal business activities.

     We have undertaken a Year 2000 project, which includes an assessment of telecommunications equipment, computer equipment, software, database, data services, network infrastructure, and telephone equipment. Our Year 2000 plan addresses the Year 2000 issue in five phases: (1) inventory and assessment; (2) impact analysis and implementation planning; (3) implementation and testing; (4) on-going and monitoring; and (5) contingency planning to assess reasonably likely worst case scenarios. As each phase is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. At this time, we have completed the inventory and assessment phase of the information systems and embedded devices. MasTec has also completed impact analysis and implementation planning, and it is in the process of implementation and testing and on-going monitoring its information systems and embedded devices. All critical systems and software are being remedied and testing should be completed by October 1999. The project is estimated to be complete by the end of 1999, prior to any anticipated impact on our operating systems. We believe that with upgrades to existing software, conversions to new software and replacement of certain products and equipment, the Year 2000 issue will not pose significant operational problems. Based on its current assessment efforts, we do not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. If, however, necessary upgrades, replacements and conversions are not made or are not completed on a timely basis, the Year 2000 issue may have a material adverse effect on MasTec's business, financial condition and results of operations. Our Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as vendors and suppliers. As part of our Year 2000 efforts, formal communications with all significant vendors, suppliers, banks and clients are being pursued to determine the extent to which related interfaces with our systems are vulnerable if these third parties fail to remediate their Year 2000 issues. There cannot be any assurance that any such third parties will address any Year 2000 issues that they have or that such third parties' systems will not materially adversely affect our systems and operations.

     We will utilize both internal and external resources to complete and test the Year 2000 project. Through June 30, 1999, related costs incurred were not material, and we do not expect that the total cost of its Year 2000 project will be material to its financial position or results of operations. Project costs and the targeted completion date will be based on management's best estimates, which will be derived from utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

     Risk Relating to the Company's Failure to Become Year 2000 Compliant. We continue to enhance its contingency plans, including the identification of its most likely worst case scenarios. Currently, the most likely sources of risk to us include: i) interruptions to our customers' operations which could prevent them from utilizing our services and paying for the services when rendered; ii) failure of our suppliers' operations which could result in our inability to obtain equipment, materials and supplies to meet the demands of our customers; and iii) inability to conduct ongoing operations in the normal course of business due to systems failure.

     The risks described above could materially and adversely affect our business, results of operations and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time what our most reasonable and likely worst case scenario would be or whether the consequences of Year 2000 failures will have a material adverse impact on our results of operations, liquidity, or financial condition. As we complete all of the phases of our Year 2000 compliance plan, which is anticipated to be completed during October 1999, we expect to have a better understanding of our most likely worst case scenarios and on that date will tailor our contingency plans accordingly.

     Contingency Plans. Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. Contingency plans for Year 2000-related interruptions are being developed and will include emergency backup and recovery procedures for lost data, billing and collection procedures, identification of alternate suppliers and increasing inventory levels of critical supplies and equipment. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure. We are currently considering what our final contingency plans will be in the event that we are not able to convert all of our existing and acquired systems to be Year 2000 compliant by the end of 1999. We currently plan to complete all contingency plans by October 1999.

SEASONALITY

     Our North America operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on external network activities. Certain U.S. customers tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue, in a local currency, from our Brazilian operation is not expected to fluctuate seasonally.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for us in the future. Our international operations may, at times in the future, be exposed to high inflation in certain foreign countries. During 1998, we generated approximately 17.5% of its total revenue (excluding revenue generated from MasTec's Spanish operations which were sold in December 1998) from international operations that are susceptible to currency devaluation. We anticipate that revenue from international operations will be less significant to operations in the foreseeable future due to our current intentions to dispose of them, however, the likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 3 and 5 of Notes to Consolidated Financial Statements for disclosure about market risk.

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of MasTec was held on May 25, 1999. The holders of MasTec's common stock, $0.10 par value, were entitled to elect two Class I directors to serve until 2002 and until their successors are elected and qualified. Proxies for 24,247,126 shares of the 27,341,385 entitled to vote were received.

     The following table sets forth the names of the two persons elected at the annual meeting to serve as directors until 2002 and the number of votes cast for or against respect to each person.

         Class I Director                      For               Against
         ----------------                   ----------          ---------
         Jorge Mas                          24,217,282            29,844
         Joel-Tomas Citron                  24,219,994            27,132


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

             Exhibit No.*                            Description

             27                                      Financial Data Schedule

---------------------
* Exhibit filed with the Securities and Exchange Commission. MasTec agrees to provide this exhibit supplementally upon request.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MASTEC, INC.




Date: August 16, 1999                  /s/ CARMEN M. SABATER
                                       ---------------------
                                       Carmen M. Sabater
                                       Senior Vice President
                                       Chief Financial Officer
                                       (Principal Financial Officer)




Date: August 16, 1999                  /s/ ARLENE VARGAS
                                       -----------------
                                       Arlene Vargas
                                       Vice President and Controller
                                       (Principal Accounting Officer)