Form 10-Q
period 1999-09-30
MASTEC INC
filed 1999-11-01
CIK 15615

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 001-08106

                          [GRAPHIC OMITTED MASTEC LOGO]

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of October 28, 1999, MasTec, Inc. had 28,156,768 shares of common stock, $0.10 par value, outstanding.

================================================================================

                                  MASTEC, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30, 1999 and 1998...  3

          Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
          and December 31, 1998.............................................  4

          Unaudited Consolidated Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended September 30, 1999..........................................  5

          Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1999 and 1998.............  6

          Notes to Consolidated Financial Statements (Unaudited) ...........  8

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition........................................... 12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 22

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................. 22

SIGNATURES.................................................................. 23

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ------------------------------  -----------------------------
                                                                       1999           1998(1)          1999          1998(1)
                                                                   --------------  --------------  -------------   -------------
Revenue                                                            $  301,092      $   288,606     $   746,576     $   720,807
Costs of revenue                                                      227,760          218,513         568,126         557,707
Depreciation and amortization                                          14,037           11,830          40,551          30,994
General and administrative expenses                                    24,560           31,974          64,493          99,406
                                                                   --------------  --------------  -------------   -------------

    Operating income                                                   34,735           26,289          73,406          32,700
Interest expense                                                        7,273            7,788          20,815          19,916
Interest income                                                         2,753            2,621           8,495           6,010
Other income, net                                                        (358)           1,053             (57)          2,467
                                                                   --------------  --------------  -------------   -------------
Income before provision for income taxes, equity in earnings of        29,857           22,175          61,029          21,261
    unconsolidated companies and minority interest
Provision for income taxes                                             12,405            8,966          25,354           9,769
Equity in earnings of unconsolidated companies                              -              803               -           1,558
Minority interest                                                        (306)            (599)         (2,000)         (2,344)
                                                                   --------------  --------------  -------------   -------------
Net income                                                         $   17,146      $    13,413     $    33,675     $    10,706
                                                                   ==============  ==============  =============   =============

Weighted average common shares outstanding                             28,052           27,428          27,693          27,640
Basic earnings per share                                           $     0.61      $      0.49     $      1.22     $      0.39

Weighted average common shares outstanding                             28,725           27,672          28,214          28,010
Diluted earnings per share                                         $     0.60      $      0.48     $      1.19     $      0.38

------------
(1) 1998 results include the Company's Spanish operations which were sold effective December 31, 1998. Included in the 1998 results above are revenue and net income of $59.6 million and 2.1 million, respectively for the three months ended and revenue and net loss of $151.4 million and $4.8 million, respectively for the nine months ended September 30, 1998.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                            SEPTEMBER 30,               DECEMBER 31,
                                                                                1999                      1998 (1)
                                                                         --------------------       --------------------
                                                                             (Unaudited)
         ASSETS
Current assets:
    Cash and cash equivalents                                            $       28,656             $       19,864
    Accounts receivable, unbilled revenue and retainage, net                    259,818                    283,590
    Inventories                                                                  21,131                     12,658
    Assets held for sale                                                         72,179                     57,238
    Other current assets                                                         29,375                     59,601
                                                                         --------------------       --------------------
         Total current assets                                                   411,159                    432,951

Property and equipment, net                                                     153,586                    137,382
Investments in unconsolidated companies                                           5,893                      5,886
Intangibles, net                                                                152,798                    140,461
Other assets                                                                     18,103                     18,806
                                                                         --------------------       --------------------
         Total assets                                                    $      741,539             $      735,486
                                                                         ====================       ====================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of debt                                           $       13,207             $       11,143
    Accounts payable and accrued expenses                                        84,071                     84,372
    Other current liabilities                                                    70,886                     87,417
                                                                         --------------------        -------------------
         Total current liabilities                                              168,164                    182,932
                                                                         --------------------        -------------------

Other liabilities                                                                43,760                     37,592
                                                                         --------------------        -------------------

Long-term debt                                                                  289,953                    310,689
                                                                         --------------------        -------------------

Commitments and contingencies

Shareholders' equity:
    Common stock                                                                  2,817                      2,738
    Capital surplus                                                             164,054                    149,479
    Retained earnings                                                            90,152                     56,477
    Foreign currency translation adjustments                                    (17,361)                    (4,421)
                                                                         --------------------        -------------------
         Total shareholders' equity                                             239,662                    204,273
                                                                         --------------------        -------------------

         Total liabilities and shareholders' equity                      $      741,539              $     735,486
                                                                         ====================        ===================

------------
(1) Does not include financial condition of the Company's Spanish operations, which were sold effective December 31, 1998.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Foreign
                                                Common Stock                                        Currency
                                        -----------------------------   Capital       Retained     Translation
                                            Shares        Amount        Surplus       Earnings     Adjustments      Total
-----------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                     27,382    $    2,738     $  149,479    $   56,477    $  (4,421)    $  204,273
Net income                                                                               33,675                      33,675
Foreign currency translation                                                                         (12,940)      (12,940)
adjustments
Stock issued                                     784            79         14,575                                    14,654
-----------------------------------------------------------------------------------------------------------------------------
Balance September 30, 1999                    28,166    $    2,817     $  164,054    $   90,152    $ (17,361)    $  239,662
=============================================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                         ---------------------------------------
                                                                              1999                    1998
                                                                         ---------------         ---------------
Cash flows from operating activities:
   Net income (loss)                                                   $       33,675                 10,706
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             40,551                 30,994
     Minority interest                                                          2,000                  2,344
     Loss (gain) on sale of assets                                              3,488                   (246)
     Equity in earnings of unconsolidated companies                                 -                 (1,558)
     Changes in assets and liabilities net of effect of acquisitions:
       Accounts receivables, unbilled revenue and retainage, net                  (16)               (31,829)
       Inventories and other current assets                                   (11,826)                 5,293
       Other assets                                                             4,204                (16,374)
       Accounts payable and accrued expenses                                    5,802                 (1,407)
       Other current liabilities                                               (3,549)                 4,616
       Other liabilities                                                        1,324                 12,362
                                                                       -----------------       -----------------
Net cash provided by operating activities                                      75,653                 14,901
                                                                       -----------------       -----------------

Cash flows from investing activities:
   Capital expenditures                                                       (57,659)               (57,460)
   Cash paid for acquisitions (net of cash acquired) and                      (13,311)               (74,946)
     contingent consideration
   Investment in unconsolidated companies held for sale                       (20,778)               (20,853)
   Repayments (advances) of notes receivable                                   18,667                (30,794)
   Proceeds from sale of international subsidiary                              15,914                      -
   Proceeds from sale of assets                                                12,521                  3,623
                                                                       -----------------       -----------------
Net cash used in investing activities                                         (44,646)              (180,430)
                                                                       -----------------       -----------------

Cash flows from financing activities:
   (Repayments) proceeds, net from revolving credit facilities                (21,297)                24,393
   Proceeds from Senior Notes                                                       -                199,724
   Proceeds (repayments) of debt                                                 (808)               (35,766)
   Net proceeds (payments) for common stock issued (repurchased)                3,343                 (9,677)
   Financing costs                                                                  -                 (4,993)
                                                                       -----------------       -----------------
Net cash (used in) provided by financing activities                           (18,762)               173,681
                                                                       -----------------       -----------------

Net increase in cash and cash equivalents                                      12,245                  8,152
Effect of translation on cash                                                  (3,453)                    68
Cash and cash equivalents - beginning of period                                19,864                  6,063
                                                                       -----------------       -----------------
Cash and cash equivalents - end of period                              $       28,656                 14,283
                                                                       =================       =================

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

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      (In thousands, except share amounts)
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the nine months ended September 30, 1999, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $3,478 and was comprised primarily of $6,986 of accounts receivable, $2,125 of property and equipment, $677 of other assets and $266 in cash, offset by $6,576 of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7,250 and was allocated to goodwill. We also issued 527,597 shares of common stock with a value of $11,314 related to the payment of contingent consideration from earlier acquisitions. Of the $11,314, $2,314 was recorded as a reduction of other current liabilities and $9,000 as additional goodwill.

         During the nine months ended September 30, 1998, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $88,219 and was comprised primarily of $32,568 of accounts receivable $26,414 of property and equipment, $7,035 of other assets and $4,644 in cash, offset by $36,548 of assumed liabilities. The excess of the purchase price over the net assets acquired was $54,106 and was allocated to goodwill.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

NOTE 1 -  BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of MasTec, Inc. ("MasTec" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998. The balance sheet data as of December 31, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

         Our comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 was $20.7 million and $12.2 million, respectively. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments.

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

NOTE 3 - DEBT

         Debt is comprised of the following (in thousands):

                                                                                 September 30,        December 31,
                                                                                     1999                 1998
                                                                                ----------------     ----------------
Revolving credit facility, weighted average rate of  6.96% at September         $       85,276       $     106,300
    30, 1999 and 7.06% at December 31, 1998
Other bank facilities at LIBOR plus 1.25% (6.90% at September 30, 1999                   9,290               6,206
    and 6.31% at December 31, 1998)
Notes payable for equipment, at interest rates from 7.5% to 8.5% due                     4,240               6,145
    in installments through the year 2000
Notes payable for acquisitions, at interest rates from 7.0% to 8.0%                      4,586               3,431
    due  in installments through February 2000
Senior Notes, 7.75% due February 2008                                                  199,768             199,750
                                                                                ----------------     ----------------
Total debt                                                                             303,160             321,832
Less current maturities                                                                (13,207)            (11,143)
                                                                                ----------------     ----------------

Long-term debt                                                                  $      289,953       $     310,689
                                                                                ================     ================

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

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

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

         On January 30, 1998, we issued $200.0 million, 7.75% senior subordinated notes (the "Senior Notes") due in February 2008 with interest due semi-annually.

         The Credit Facility and the Senior Notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating certain liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also provides that we must maintain certain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense.

NOTE 4 -  OPERATIONS BY SEGMENTS AND GEOGRAPHIC AREAS

         The following table sets forth, for the three months and nine months ended September 30, 1999 and 1998, certain information about segment results of operations and segment assets (in thousands):

                               EXTERNAL        INTERNAL        EXTERNAL
       THREE MONTHS        TELECOMMUNICATIONS  NETWORK          ENERGY      INTERNATIONAL
           1999                NETWORKS        SERVICES        NETWORKS          (1)          OTHER (2)      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Revenue                    $     220,601    $     31,974    $     38,626    $      9,891    $          -    $     301,092
Operating income (loss)           35,082           2,106           2,509            (687)         (4,275)          34,735
Depreciation and                   8,912             686           3,258             753             428           14,037
    amortization

                               EXTERNAL        INTERNAL        EXTERNAL
       THREE MONTHS        TELECOMMUNICATIONS  NETWORK          ENERGY      INTERNATIONAL
           1998                NETWORKS        SERVICES        NETWORKS          (1)          OTHER (2)      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Revenue                    $     138,174    $     26,006    $     34,086    $     89,703    $        637    $     288,606
Operating income (loss)           21,470           1,235           3,726           3,431          (3,573)          26,289
Depreciation and                   5,964             768           2,516           2,383             199           11,830
    amortization

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                               EXTERNAL        INTERNAL        EXTERNAL
        NINE MONTHS        TELECOMMUNICATIONS  NETWORK          ENERGY      INTERNATIONAL
           1999                NETWORKS        SERVICES        NETWORKS          (1)          OTHER (2)      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Revenue                    $     517,121    $     72,280    $    113,762    $     41,991    $      1,422    $     746,576
Operating income (loss)           73,860           3,065           8,733           1,883         (14,135)          73,406
Depreciation and                  25,728           1,899           9,356           2,381           1,187           40,551
    amortization

Total assets                     408,070          62,148          89,923         103,408          77,990          741,539
Capital expenditures              47,739             819           8,128              86             887           57,659

                               EXTERNAL        INTERNAL        EXTERNAL
        NINE MONTHS        TELECOMMUNICATIONS  NETWORK          ENERGY      INTERNATIONAL
           1998                NETWORKS        SERVICES        NETWORKS          (1)          OTHER (2)      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Revenue                    $     318,939    $     65,205    $     82,715    $    246,428    $      7,520    $     720,807
Operating income (loss)           41,631          (3,949)          8,046            (624)        (12,404)          32,700
Depreciation and                  18,642           1,550           6,407           4,500            (105)          30,994
    amortization

Total assets                     300,798          65,978          88,337         333,848         105,403          894,364
Capital expenditures              38,197           1,310          10,681           2,725           4,547           57,460

------------
(1) International for 1998 includes the results of the Company's Spanish operations which were sold effective December 31, 1998.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         During 1999, we had provided vendor financing to a telecommunications customer in connection with the sale of our services. All amounts due under this financing arrangement were paid in full in September 1999.

         We have a $28.4 million investment in a PCS wireless system in Paraguay which is held for sale and are committed to spend an additional $5.0 million to complete the system. In September 1999, the Paraguayan telecommunications regulatory agency rescinded its previous revocation of our license to develop the system, reaffirmed the grant of the license to us and extended the deadline for us to complete the system. The terms of our license now require us to complete the system by January 31, 2000. Our Paraguayan subsidiary is under a preliminary investigation for alleged improper conduct by certain of its employees in connection with the license. Although, we believe that the allegations are baseless, we are fully cooperating with the investigators.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

         Included in assets held for sale at September 30, 1999 is approximately $34.0 million of investments in Argentina and Ecuador, which have defaulted on their third-party debt obligations. We do not guarantee any of their indebtedness.

         We are monitoring our investments in Argentina, Ecuador and Paraguay and have determined that the carrying values of these assets as of September 30, 1999 have not been impaired. There can be no assurance that future transactions or events will not result in a permanent impairment of these assets.

         We sold 87% of our Spanish operations effective December 31, 1998 for $27.2 million in cash payable in four installments and $25.0 million of assumed debt. As of September 30, 1999, $12.5 million of the cash purchase price plus accrued interest had not been paid when due, however we received $1.8 million subsequently (a portion of which is in escrow), which has reduced the outstanding balance to $10.7 million. We have posted a $3.0 million letter of credit for the benefit of the Spanish operations to be used for working capital.

ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED BELOW ARE FORWARD LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS DESCRIBED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. REFERENCE IS MADE TO CAUTIONARY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT.

GENERAL

         We design, build, install and maintain internal and external networks supporting the Internet, Internet-related applications and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. We hold a market leading position as one of the preeminent end-to-end telecommunications and energy infrastructure service providers in North America, by offering quality turn-key services to a diverse group of long-standing customers, which include some of the largest and most prominent companies in the telecommunications and energy fields. We provide comprehensive solutions that enable our customers to connect with their customers.

         Our North American revenue and operating income have grown significantly in the past five years. Our revenue and operating income for the nine months ended September 30, 1999 increased 49% and 115%, respectively, over the comparable period of 1998. This 1999 growth was achieved primarily through internal growth, which has been nearly 40% in 1999. We intend to continue to emphasize internal growth, although we also intend to grow through selected acquisitions following a disciplined model to take advantage of consolidation opportunities in the fragmented infrastructure services industry in the United States.

         Currently we operate from approximately 160 locations throughout North America, which accounted for 94% of our revenue for the nine months ended September 30, 1999. We also operate a joint venture in Brazil which accounted for our remaining revenue in the period. We intend to continue to grow our North American operations while achieving further operating efficiencies through economies of scale.

         We are organized into eight service lines centered around our customers which include:

         /diamond/ incumbent local exchange carriers,
         /diamond/ competitive local exchange carriers,
         /diamond/ cable television operators,
         /diamond/ long distance carriers,
         /diamond/ wireless phone companies,
         /diamond/ telecommunications equipment vendors,
         /diamond/ co-location facilities providers,
         /diamond/ public and private energy companies, and /diamond/ major retailers, financial institutions and other Fortune 500 companies.

         For the three months and nine months ended September 30, 1999, approximately 12% and 11%, respectively of our domestic revenue was derived from services performed for BellSouth. Our top 10 customers combined account for less than 40% of our domestic revenue.

         We report our operations in four segments: External Telecommunications Networks, External Energy Networks, Internal Networks, and International. External Telecommunication Networks represents our core business and is divided into five service lines: long haul services, local loops, broadband, wireless and intelligent transportation systems. External Energy Networks includes installation and maintenance services for energy companies. Internal Networks include central switching and transmission services, premise wiring services and structured cabling services. International operations are currently confined to Brazil where we operate a 51% joint venture which we consolidate net of a 49% minority interest after tax.

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

         The majority of our contracts whether master service agreements or contracts for specific projects provide that we will furnish a specified unit of service for a specified unit of price. For example, we contract to install cable for a specified rate per foot. We recognize revenue as the related work is performed. Turnkey agreements are invoiced on a unit basis. A portion of our work is performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Customers are billed with varying frequency--weekly or monthly or upon milestones.

         We perform the majority of our services under master services agreements, which typically are exclusive service agreements to provide all of the customer's network requirements up to a specified dollar amount per job within certain geographic areas. These contracts are generally for two to three years but are typically subject to termination at any time upon 90 to 180 days prior notice to us. Each master services agreement contemplates hundreds of individual projects generally valued at less than $100,000 each. These master services agreements are typically awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without opening them up to bid. Master services agreements are invoiced on a unit basis as work is completed. We currently have 87 master services agreements across all segments.

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

RESULTS OF OPERATIONS

NORTH AMERICA

         The following tables set forth income statement data and its related percentage of revenue for our North American operation for the three and nine months ended September 30, 1999 and 1998.

                                      THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                               -----------------------------------------------   ----------------------------------------------
                                       1999                     1998                     1999                    1998
                               ----------------------   ----------------------   ---------------------   ----------------------
Revenue                        $ 291,201       100.0%   $ 198,903      100.0%    $ 704,585      100.0%   $474,379      100.0%
Costs of revenue                 219,147        75.3      147,045       73.9       535,528       76.0     359,885       75.9
Depreciation and amortization     13,284         4.6        9,447        4.7        38,170        5.4      26,494        5.6
General and administrative        23,348         8.0       19,553        9.9        59,364        8.4      54,676       11.5
expenses
                               -----------   --------   ----------   ---------   ----------   --------   -----------  ---------
   Operating income            $  35,422        12.1%   $  22,858       11.5%    $  71,523       10.2%   $ 33,324        7.0%
                               ===========   ========   ==========   =========   ==========   ========   ===========  =========

       THREE MONTHS ENDED SEPTEMBER 30, 1999 REVENUE AND OPERATING INCOME COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 REVENUE AND OPERATING INCOME

         The following table sets for the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,                        CHANGE
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $   138,174     $   220,601     $    82,427            59.7%
External Energy Networks                         34,086          38,626           4,540            13.3
Internal Network Services                        26,006          31,974           5,968            22.9
Other                                               637               -            (637)         (100.0)
                                            --------------  -------------   -------------
                                            $   198,903     $   291,201     $    92,298            46.4%
                                            ==============  =============   =============

Our North American revenue was $291.2 million for the three months ended September 30, 1999, compared to $198.9 million for the same period in 1998, representing an increase of $92.3 million or 46.4%. The increase in North American revenue was due primarily to revenue generated from internal growth across all service lines. External telecommunications networks revenue increased primarily due to services provided to local loop and broadband customers. External energy networks revenue growth was impacted by poor weather conditions in the mid-Atlantic states. Revenue from our internal networks segment increased due to growth services provided at central office facilities, resulting primarily from regulatory co-location requirements to open central office facilities to new competitors. Internal growth, as adjusted for acquisitions, approximated 38.3% for the three months ended September 30, 1999. There can be no assurance that our internal growth will continue at the same rate for the remainder of the year.

         Our North American costs of revenue were $219.1 million or 75.3% of revenue for the three months ended September 30, 1999, compared to $147.0 million or 73.9% of revenue for the same period in 1998. The reduced gross margin resulted from an increase in revenue derived from the sale of materials and reduced productivity in our external energy networks segments due to poor weather conditions in the mid-Atlantic states.

         Depreciation and amortization expense was $13.3 million or 4.6% of revenue for the three months ended September 30, 1999, compared to $9.4 million or 4.7% of revenue for the same period in 1998. The increased depreciation and amortization expense of $3.9 million resulted from our investment in our fleet to support revenue growth and from intangibles related to acquisitions consummated in 1998 and 1999. The decline as a percent of revenue was due to increased revenue.

         General and administrative expenses were $23.3 million or 8.0% of revenue for the three months ended September 30, 1999, compared to $19.6 million or 9.9% of revenue for the same period in 1998. The decline in general and administrative expenses as a percent of revenue for the three months ended September 30, 1999 was due primarily to increased revenue, corporate overhead reductions and improved receivables collection, which reduced the need for additional bad debt reserves when compared to the same period in 1998. We intend to continue to pursue efficiencies in our administrative functions.

         Operating income was $35.4 million or 12.1% of revenue for the three months ended 1999, compared to $22.9 million or 11.5% of revenue for the same period in 1998. The following table sets forth operating income and change in operating income by North American operating segments, in dollar and percentage terms (in thousands):

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,                        CHANGE
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $   21,470      $   35,082      $    13,612            63.4%
External Energy Networks                         3,726           2,509           (1,217)          (32.7)
Internal Network Services                        1,235           2,106              871            70.5
Other                                           (3,573)         (4,275)            (702)          (19.6)
                                            --------------  -------------   -------------
                                            $   22,858      $   35,422      $    12,564            55.0%
                                            ==============  =============   =============

        NINE MONTHS ENDED SEPTEMBER 30, 1999 REVENUE AND OPERATING INCOME COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 OPERATING INCOME

         The following table sets forth revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        CHANGE
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $   318,939     $   517,121     $   198,182            62.1%
External Energy Networks                         82,715         113,762          31,047            37.5%
Internal Network Services                        65,205          72,280           7,075            10.9%
Other                                             7,520           1,422         (6,098)           (81.1%)
                                            --------------  -------------   -------------
                                            $   474,379     $   704,585     $   230,206            48.5%
                                            ==============  =============   =============

         Our North American revenue was $704.6 million for the nine months ended September 30, 1999, compared to $474.4 million for the same period in 1998, representing an increase of $230.2 million or 48.5%. The fastest growing operating segment is our external telecommunications networks segment primarily due to the increased demand for bandwith by end-users which has spurred increased network construction and upgrades by our customers. The growth we are experiencing in our internal networks services is primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. During the nine month period ended September 30, 1999, we completed a total of three acquisitions, all in our external telecommunication networks segment. This compares to a total of 10 acquisitions for the nine months ended September 30, 1998, six of wich were in the external telecommunications networks segment, two in our external energy networks segment and two in our internal network services segment. Internal growth for North America, as adjusted for acquisitions, approximated 40.1% for the nine months ended September 30, 1999 and was primarily driven by growth in external telecommunications networks.

         Our North American costs of revenue were $535.5 million or 76.0% of revenue for the nine months ended September 30, 1999, compared to $359.9 million or 75.9% of revenue for the same period in 1998. In 1999, margins were slightly lower due to increased revenue derived from the sale of materials on turnkey projects, which carry a lower mark-up. Additionally, our external energy networks experienced reduced productivity due to unusually poor weather conditions in the mid-Atlantic states during the third quarter. Adverse weather conditions impacted productivity during the first quarter of 1998.

         Depreciation and amortization expense was $38.2 million or 5.4% of revenue for the nine months ended September 30, 1999, compared to $26.5 million or 5.6% of revenue for the same period in 1998. The increased depreciation and amortization expense of $11.7 million resulted from our investment in our fleet to support revenue growth and from intangibles related to acquisitions consummated in 1998 and 1999. The decline as a percentage of revenue was due to increased revenue.

         General and administrative expenses were $59.3 million or 8.4% of revenue for the nine months ended September 30, 1999, compared to $54.7 million (which included a $4.0 million provision for bad debts related to our internal network services segment) or 11.5% of revenue (10.7% of revenue, excluding bad debt) for the same period in 1998. The decline in general and administrative expenses as a percent of revenue for the nine months ended September 30, 1999 was due primarily to our ability to support higher revenue with a reduced administrative base.

         Operating income was $71.5 million or 10.2% of revenue for the nine months ended 1999, compared to $33.3 million or 7.0% of revenue for the same period in 1998. The following table sets forth operating income and change in operating income by North American operating segments, in dollar and percentage terms (in thousands):

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        CHANGE
                                            -----------------------------   -------------------------------
                                                1998            1999             $                %
                                            --------------  -------------   -------------   ---------------
External Telecommunications Networks        $    41,631     $    73,860     $    32,229            77.4%
External Energy Networks                          8,046           8,733             687             8.5%
Internal Network Services                        (3,949)          3,065           7,014           178.0%
Other                                           (12,404)        (14,135)        (1,731)           (14.0)%
                                            --------------  -------------   -------------
                                            $    33,324     $    71,523     $    38,199           114.6%
                                            ==============  =============   =============

BRAZIL

         The following tables set forth for the periods indicated our Brazilian operations in dollar and percentage terms (in thousands):

                                      THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                               -----------------------------------------------   ----------------------------------------------
                                       1999                     1998                     1999                    1998
                               ----------------------   ----------------------   ---------------------   ----------------------
Revenue                        $   9,891       100.0%   $ 30,114       100.0%    $  41,991      100.0%   $ 95,019      100.0%
Costs of revenue                   8,613        87.1%     25,093        83.3%       32,598       77.6%     79,610       83.8%
Depreciation and amortization        753         7.6%      1,791         5.9%        2,381        5.7%      2,730        2.9%
General and administrative         1,212        12.2%      2,908         9.7%        5,129       12.2%      7,145        7.5%
expenses                       -----------   --------   ----------   ---------   ----------   --------   -----------  ---------
   Operating income            $    (687)       (6.9)%  $    322         1.1%    $   1,883        4.5%   $  5,534        5.8%
                               ===========   ========   ==========   =========   ==========   ========   ===========  =========

             THREE MONTHS ENDED SEPTEMBER 30, 1999 OPERATING INCOME COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 OPERATING INCOME

         Our Brazilian operations' functional currency is the Brazilian reals.

         Brazilian revenue was $9.9 million for the three months ended September 30, 1999, compared to $30.1 million for the same period in 1998, representing a decrease of $20.2 million or 67.1%. Brazilian revenue decreased primarily due to the devaluation of the Brazilian real and to a reduction in work performed. Brazil had revenue of R$18.5 million reals during the three months ended September 30, 1999, compared to R$33.3 million reals for the same period in 1998, representing a decrease of 44.4%. The average currency exchange rate increased to 1.87 reals per US dollar for the period ended September 30, 1999 compared to 1.17 reals per US dollar for the same period in 1998. The decline in reals revenue is due mainly to the overall economic situation in Brazil and the resulting delays in telephony infrastructure spending. Due to recent economic conditions in Brazil, it is uncertain when, if at all, previous levels of telephony infrastructure spending will re-commence.

         Brazilian costs of revenue were $8.6 million or 87.1% of revenue for the three months ended September 30, 1999, compared to $25.1 million or 83.3% of revenue for the same period in 1998. The decline in gross margin is due to differences in the staging of projects.

         Depreciation and amortization expense was $0.8 million or 7.6% of revenue for the three months ended September 30, 1999 compared to $1.8 million or 5.9% of revenue for the same period in 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period relative to the volume of work under specified contracts.

         General and administrative expenses were $1.2 million or 12.2% of revenue for the three months ended September 30, 1999, compared to $2.9 million or 9.7% of revenue for the same period in 1998. General and administrative expenses were R$1.6 million reals or 8.6% of reals revenue during the three months ended September 30, 1999, compared to R$1.9 million reals or 5.7% of reals revenue for the same period in 1998. The decline in general and administrative expenses in both dollar and reals terms was due to an effort to reduce overhead as the revenue base has declined.

              NINE MONTHS ENDED SEPTEMBER 30, 1999 OPERATING INCOME COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 OPERATING INCOME

         Brazilian revenue was $42.0 million for the nine months ended September 30, 1999, compared to $95.0 million for the same period in 1998, representing a decrease of $53.0 million or 55.8%. Brazilian revenue decreased primarily due to the devaluation of the Brazilian reals and to a reduction in work performed. Revenue in local currency was R$68.5 million reals during the nine months ended September 30, 1999, compared to R$105.6 million reals for the same period in 1998, representing a decrease of 35.1%. Due to recent economic conditions in Brazil, it is uncertain when, if at all, previous levels of telephony infrastructure spending will re-commence.

         Brazilian costs of revenue were $32.6 million or 77.6% of revenue for the nine months ended September 30, 1999, compared to $79.6 million or 83.8% of revenue for the same period in 1998. The decrease was as a result of a change order paid by a significant customer in the second quarter.

         Depreciation and amortization expense was $2.4 million or 5.7% of revenue for the nine months ended September 30, 1999 compared to $2.7 million or 2.9% of revenue for the same period in 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period relative to the volume of work under specified contracts

         General and administrative expenses were $5.1 million or 12.2% of revenue for the nine months ended September 30, 1999, compared to $7.1 million or 7.5% of revenue for the same period in 1998. General and administrative expenses were R$5.4 million reals or 7.9% of reals revenue during the nine months ended September 30, 1999, compared to R$6.2 million reals or 5.9% of reals revenue for the same period in 1998. The decrease in general and administrative expenses in both dollar and reals terms was due to a reduction in work performed.

SPAIN

         The following tables set forth for the periods indicated our Spanish operations, which were sold effective December 31, 1998, in dollar and percentage terms (in thousands):

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1998                 SEPTEMBER 30, 1998
                                                            -------------------------------   ---------------------------------
Revenue                                                     $     59,589          100.0%      $   151,409           100.0%
Costs of revenue                                                  46,375           77.8           118,212            78.1
Depreciation and amortization                                        592            1.0             1,770             1.2
General and administrative expenses                                9,513           16.0            37,585            24.8
                                                            ---------------   -------------   ---------------  ---------------
    Operating income (loss)                                        3,109            5.2            (6,158)           (4.1)
Interest expense, net                                              1,077            1.8             2,875             1.9
Other income (loss)                                                  897            1.5             1,796             1.2
                                                            ---------------   -------------   ---------------  ---------------
Income (loss) before benefit from income taxes, equity in          2,929            4.9            (7,237)           (4.8)
    earnings of unconsolidated companies and minority
    interest
(Provision) benefit from income taxes                             (1,247)          (2.1)            1,587             1.0
Equity in earnings of unconsolidated companies                       766            1.3             1,148             0.8
Minority interest                                                   (367)          (0.6)             (323)           (0.2)
                                                            ---------------   -------------   ---------------  ---------------
Net income (loss)                                           $      2,081            3.5%      $    (4,825)           (3.2%)
                                                            ===============   =============   ===============  ===============

         Effective December 31, 1998, we sold 87% of our Spanish operations.

COMBINED RESULTS - NORTH AMERICA AND BRAZIL ONLY

         The following table sets forth for the periods indicated certain combined income statement data for North America and Brazil only and the related percentage of combined revenue.

                                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------------------------------------------------
                                                     1999                1998(1)                1999              1998(1)
                                              -------------------- --------------------- ------------------- -------------------
Operating income                              $  34,735     11.4%  $  23,180    10.1%   $ 73,406      9.8%  $ 38,858      6.8%
Interest expense                                  7,273      2.4%      6,575     2.9%     20,815      2.8%    16,523      2.9%
Interest income                                   2,753      0.9%      2,485     1.1%      8,495      1.2%     5,492      1.0%
Other income, net                                  (358)     -           156     -           (57)     -          671      0.1%
                                              ----------- -------- ----------- ------------------- ------------------- ---------
Income before provision for income taxes,        29,857      9.9%     19,246     8.3%     61,029      8.2%    28,498      5.0%
   equity in earnings of unconsolidated
   companies and minority interest
Provision for income taxes                       12,405      4.2%      7,719     3.4%     25,354      3.4%    11,356      2.0%
Equity in earnings of  unconsolidated              (306)     -          (195)    -        (2,000)    (0.3)%   (1,611)      0.3%
   companies and minority interest            ----------- -------- ----------- ------------------- ------------------- ---------

Net income                                    $  17,146      5.7%  $  11,332     4.9%   $ 33,675      4.5%  $ 15,531      2.7%
                                              =========== ======== =========== =================== =================== =========

------------
(1) Adjusted to exclude MasTec's Spanish operations which were sold effective December 31, 1998.

                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         For a discussion of revenue, costs of revenue, depreciation and amortization and general and administrative expenses, see "North America" and "Brazil" above.

         Interest income for the three months ended September 30, 1999 includes interest accrued and collected from a customer financing arrangement which terminated in September 1999. Interest income for the three months ended September 30, 1998 was mainly comprised of interest earned on temporary foreign investments.

         Reflected in other income net for the three months ended September 30, 1999 is a fee of $1.2 million collected from a customer related to a financing arrangement offset by a liability from a 1994 lawsuit from a predecessor company.

         Our effective tax rate for North American and Brazil operations approximates 42.0% and 33.0% respectively, for the three months ended September 30, 1999.

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         For a discussion of revenue, costs of revenue, depreciation and amortization and general and administrative expenses, see "North America" and "Brazil" above.

         Interest expense was $20.8 million or 2.8% of revenue for the nine months ended September 30, 1999, compared to $16.5 million or 2.9% of revenue for the same period in 1998. The increase in interest expense of $4.3 million was due primarily to increased indebtedness resulting from the issuance of the Senior Notes in early 1998. Additionally, the average outstanding balances on our revolving line of credit increased to support growth and the customer financing agreement which was satisfied in full in September 1999.

         Interest income includes interest of $4.8 million earned and collected from a customer to which we extended financing for our services, which terminated in September 1999.

         Reflected in other income, net for the nine months ended September 30, 1999, are the following transactions. We sold assets held for sale with a book value of approximately $11.2 million for approximately $7.6 million recognizing a loss on sale of approximately $3.6 million. We also reserved $1.0 million for a 1994 lawsuit from a predecessor company. Offsetting these amounts was a fee of $4.8 million collected from a telecommunications customer related to a vendor financing arrangement.

         Our effective tax rate for North American and Brazil operations approximates 42.0% and 33.0% respectively, for the nine months ended September 30, 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit and the proceeds from the sale of assets held for sale.

         Net cash provided by operating activities was $75.7 million for the nine months ended September 30, 1999, compared to $14.9 million for the same period in 1998.

         Our working capital at September 30, 1999, excluding assets held for sale of $72.2 million, was $170.8 million compared to $192.8 million at December 31, 1998. Our North American working capital as of September 30, 1999 was

$133.7 million, comprised primarily of $244.9million in accounts receivable, $33.5 million in inventories and other current assets and $11.0 million in cash, net of $155.7 million in current liabilities.

         We have a revolving line of credit with a group of banks (as amended, the "Credit Facility") that provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the Credit Facility mature on June 9, 2001. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The Credit Facility contains customary events of default and covenants which prohibit, among other things, making certain investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also provides that we must maintain certain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense.

         During 1999, we acquired three external telecommunications network services providers for $11.1 million in cash and $2.4 million in seller financing and invested $57.7 million primarily in our fleet to support revenue growth which we financed from cash provided by operations and from financing activities. We have also sold certain assets and investments for which we have received approximately $28.4 million in cash, $15.9 million of which was attributable to the sale of our Spanish operations. We anticipate that available cash, cash flows from operations and proceeds from the sale of assets and investments and borrowing availability under the Credit Facility will be sufficient to satisfy our working capital requirements for the foreseeable future. However, to the extent that we should desire to increase our financial flexibility and capital resources or choose or be required to fund future capital commitments from sources other than operating cash or from borrowings under its existing Credit Facility, we may consider raising additional capital by increasing the Credit Facility or through the offering of equity and/or debt securities in the public or private markets. There can be no assurance, however, that additional capital will be available to us on acceptable terms, if at all.

         We have a $28.4 million investment in a PCS wireless system in Paraguay which is held for sale and are committed to spend an additional $5.0 million to complete the system. In September 1999, the Paraguayan telecommunications regulatory agency rescinded its previous revocation of our license to develop the system, reaffirmed the grant of the license to us and extended the deadline for us to complete the system. The terms of our license now require us to complete the system by January 31, 2000. Our Paraguayan subsidiary is under a preliminary investigation for alleged improper conduct by certain of its employees in connection with the license. Although we believe that the allegations are baseless, we are fully cooperating with the investigations.

         Included in assets held for sale at September 30, 1999 is approximately $34.0 million of investments in Argentina and Ecuador, which have defaulted on their third party debt obligations. We do not guarantee any of their indebtedness. We are monitoring our investments in Argentina, Ecuador and Paraguay and have determined that the carrying values of these assets as of September 30, 1999 have not been impaired. There can be no assurance that future transactions or events will not result in a permanent impairment of these assets.

         We sold 87% of our Spanish operations effective December 31, 1998 for $27.2 million in cash, payable in four installments and $25.0 million of assumed debt. As of September 30, 1999, $12.5 million of the cash purchase price plus accrued interest has not been paid when due, however we received $1.8 million subsequently (a portion of which is in escrow), which has reduced the outstanding balance to $10.7 million. We have posted a $3.0 million letter of credit for the benefit of the Spanish operations to be used for working capital.

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

         We undertook a Year 2000 project, which included an assessment of our telecommunications equipment, computer equipment, software, database, data services, network infrastructure, and telephone equipment. Our Year 2000 plan addressed the Year 2000 issue in five phases: (1) inventory and assessment; (2) impact analysis and implementation planning; (3) implementation and testing; (4) on-going and monitoring; and (5) contingency planning to assess reasonably likely worst case scenarios. At this time, we have completed phase (1), (2) and the majority of phase (3) of the project and believe that the Year 2000 issue will not pose significant operational problems. Based on our assessment efforts, we do not believe that Year 2000 issues will have a material adverse effect on our financial condition or results of operations. If, however, additional upgrades, replacements or conversions are necessary and not made or completed on a timely basis, the Year 2000 issue may have a material adverse effect on our business, financial condition and results of operations. Our Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as vendors and suppliers. As part of our Year 2000 efforts, formal communications with all significant vendors, suppliers, banks and clients are being pursued to determine the extent to which related interfaces with our systems are vulnerable if these third parties fail to remediate their Year 2000 issues. There cannot be any assurance that any such third parties will address any Year 2000 issues that they have or that such third parties' systems will not materially adversely affect our systems and operations.

         Through September 30, 1999, related costs incurred in our Year 2000 project were not material, and we do not expect that the total cost of our Year 2000 project will be material to our financial position or results of operations.

         Risk Relating to the Company's Failure to Become Year 2000 Compliant. We continue to enhance our contingency plans, including the identification of our most likely worst case scenarios. Currently, the most likely sources of risk to us include: (i) interruptions to our customers' operations which could prevent them from utilizing our services and paying for the services when rendered; and ( ii) failure of our suppliers' operations which could result in our inability to obtain equipment, materials and supplies to meet the demands of our customers.

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

         Contingency Plans. Our Year 2000 efforts are ongoing and our overall plan for the critical mission systems, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. Contingency plans for Year 2000-related interruptions have been developed and include emergency backup and recovery procedures for lost data, billing and collection procedures, identification of alternate suppliers and increasing inventory levels of critical supplies and equipment. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

SEASONALITY

         Our North America operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on external network activities. Certain U.S. customers tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue, from our Brazilian operation, in reals, is not expected to fluctuate seasonally.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for us in the future. Our international operations which represents approximately 6% of our total revenue may, at times in the future, be exposed to high inflation in certain foreign countries. We anticipate that revenue from international operations will be less significant to operations in the foreseeable future due to our current intentions to dispose of them, however, the likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Notes 3 and 5 of Notes to Consolidated Financial Statements for disclosure about market risk.

PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

             EXHIBIT NO.                             DESCRIPTION
             ------------                            -----------
             27                                      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MASTEC, INC.

Date: October 29, 1999        /S/ CARMEN M. SABATER
                              -----------------------------------------------
                              Carmen M. Sabater
                              Senior Vice President - Chief Financial Officer
                              (Principal Financial Officer)


Date: October 29, 1999        /S/ ARLENE VARGAS
                              -----------------------------------------------
                              Arlene Vargas
                              Vice President and Controller
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27        Financial Data Schedule