Form 10-K/A
period 1998-12-31
MASTEC INC
filed 2000-02-04
CIK 15615

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                 Amendment No. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NUMBER 0-3797

                                  MASTEC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FLORIDA                                  65-0829355
                   -------                                  ----------
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)
      3155 N.W. 77TH AVENUE, MIAMI, FL                      33122-1205
      --------------------------------                      ----------
     (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (305) 599-1800
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                             WHICH REGISTERED
           -------------------                             ----------------
      Common Stock, $.10 Par Value                      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

         The number of shares of Common Stock outstanding as of March 26, 1999 was 27,341,385. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $22-5/8 closing price for the registrant's Common Stock on the New York Stock Exchange on March 26, 1999 was approximately $304,703,626. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders held on May 25, 1999, are incorporated by reference.

================================================================================

         The undersigned Registrant hereby amends the following sections of its Annual Report on Form 10-K for the year ended December 31, 1998 to provide revised disclosures made in connection with the filing of Amendment No. 2 to its Registration Statement on Form S-3 on February 4, 2000:

         ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We design, build, install and maintain internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. Based on revenue, we are one of the largest end-to-end telecommunications and energy infrastructure service provider in North America. We offer comprehensive network infrastructure solutions to a diverse group of customers, enabling our customers to connect with their customers.

     We report our operations in four segments:

       /bullet/ External Telecommunications Networks,

       /bullet/ External Energy Networks,

       /bullet/ Internal Networks and

       /bullet/ International.

     External Telecommunications Networks represents our core business and is divided into five service lines:

       /bullet/ inter-exchange networks,

       /bullet/ local exchange networks,

       /bullet/ broadband networks,

       /bullet/ wireless networks and

       /bullet/ intelligent transportation systems.

     Internal Networks includes:

       /bullet/ switching and transmission services,

       /bullet/ premise wiring services and

       /bullet/ structured cabling services.

     International operations are currently confined to Brazil where we operate a 51% joint venture which we consolidate net of a 49% minority interest after tax.

     Our primary types of contracts with our customers include:

     /bullet/ design and installation contracts for specific projects,

     /bullet/ master service agreements for all specified design, installation and maintenance services within a defined geographic territory and

     /bullet/ turnkey agreements for comprehensive design, engineering, installation, procurement and maintenance services.

     The majority of our contracts, whether master service agreements or contracts for specific projects, provide that we will furnish a specified unit of service for a specified unit of price. For example, we contract to install cable for a specified rate per foot. We recognize revenue as the related work is performed. Turnkey agreements are invoiced on a unit basis. A portion of our work is performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Customers are billed with varying frequency--weekly, monthly or upon milestones.

     We perform the majority of our services under master services agreements, which typically are exclusive service agreements to provide all of the customer's network requirements up to a specified dollar amount per job within defined geographic areas. These contracts are generally for two to three years but are typically subject to termination at any time upon 90 to 180 days prior notice to us. Each master services agreement contemplates hundreds of individual projects generally valued at less than $100,000 each. These master services agreements are typically awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without opening them up to bid. Master service agreements are invoiced on a unit basis where invoices are submitted as work is completed. We currently have 87 master service agreements across all segments.

     Direct costs include

       /bullet/ operations payroll and benefits,

       /bullet/ subcontractor costs,

       /bullet/ materials not provided by our customers,

       /bullet/ fuel,

       /bullet/ equipment rental and

       /bullet/ insurance.

     Our customers generally supply materials such as cable, conduit and telephone equipment, although on some turnkey projects, we supply these materials. General and administrative costs include all costs of our management personnel, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance administration, professional costs and clerical and administrative overhead.

     Many of our contracts require performance and payment bonds. Contracts generally include payment provisions under which 5% to 10% is withheld from payment until the contract work has been completed. We typically agree to indemnify our customers against adverse claims and warrant the quality of our services for specified time periods, usually one year.

         Our results of operations data for 1996 and 1997 have been restated to apply purchase accounting to two 1997 transactions that were previously accounted for as pooling-of-interests. See Note 1 to Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

NORTH AMERICA

     The following tables state for the periods indicated our North American operations in dollar and percentage of revenue terms (in thousands):


                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1996           1997         1998(1)
                                                ------------   -----------   ------------
                                                 (RESTATED)     (RESTATED)
Revenue .....................................     $284,645      $377,047      $ 669,628
Costs of revenue ............................      216,940       279,394        506,721
Depreciation and amortization ...............        9,942        20,452         37,284
General and administrative expenses .........       27,554        41,168        112,530
                                                  --------      --------      ---------
  Operating income ..........................     $ 30,209      $ 36,033      $  13,093
                                                  ========      ========      =========


                                                        YEAR ENDED DECEMBER 31,
                                                ----------------------------------------
                                                    1996           1997        1998(1)
                                                ------------   -----------   -----------
                                                 (RESTATED)     (RESTATED)
Revenue .....................................       100.0%         100.0%        100.0%
Costs of revenue ............................        76.2           74.1          75.7
Depreciation and amortization ...............         3.5            5.4           5.6
General and administrative expenses .........         9.7           10.9          16.8
                                                    -----          -----         -----
  Operating income ..........................        10.6%           9.6%          1.9%
                                                    =====          =====         =====

----------------
(1) General and administrative expenses include a non-recurring $33.8 million special charge for payments to operational managers at our internal networks and external telecommunications networks segments.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The following table states revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                        YEAR ENDED
                                                       DECEMBER 31,                    CHANGE
                                                 -------------------------   ---------------------------
                                                     1997          1998             $              %
                                                 -----------   -----------   --------------   ----------
                                                  (RESTATED)
External Telecommunications Networks .........    $286,814      $455,798       $  168,984         58.9%
External Energy Networks .....................      19,693       120,218          100,525        510.5
Internal Networks ............................      47,285        89,687           42,402         89.7
Other ........................................      23,255         3,925          (19,330)       (83.1)
                                                  --------      --------       ----------        -----
                                                  $377,047      $669,628       $  292,581         77.6%
                                                  ========      ========       ==========

     Our North American revenue was $669.6 million for the year ended December 31, 1998, compared to $377.0 million for the same period in 1997, representing an increase of $292.6 million or 77.6%. The increase in North American revenue was due primarily to revenue generated from acquired companies, as well as internally generated growth. Each operating segment experienced significant growth, excluding our other operating segment, which decreased as a result of a corporate decision to exit the non-network construction services business. During 1998, we completed a total of 12 acquisitions in North America of which eight were in our external telecommunications networks segment, two in the external energy networks segment, and two in the internal networks segment. These acquisitions generated revenue of approximately $255.1 million, representing 87.2% of the total increase in revenue. In comparison, during 1997 we acquired 11 companies in North America (seven in external telecommunications networks, two in external energy networks and two in internal networks).

     Our North American costs of revenue were $506.7 million or 75.7% of revenue for the year ended December 31, 1998, compared to $279.4 million or 74.1% of revenue in 1997. The increase in costs of revenue as a percentage of revenue was due primarily to numerous inefficiencies caused by severe weather conditions in various regions as a result of the climatic condition known as "El Nino," poor performance in our internal networks segment due to improperly managed growth and losses from a non-core external telecommunications network contract.

     Depreciation and amortization expense was $37.3 million or 5.6% of revenue for the year ended December 31, 1998, compared to $20.5 million or 5.4% of revenue in 1997. The increased depreciation and amortization expense resulted from our investment in our fleet to support revenue growth.

         General and administrative expenses were $112.5 million or 16.8% of revenue for the year ended December 31, 1998, compared to $41.2 million or 10.9% of revenue in 1997. The increase in general and administrative expenses was due primarily to three items: a non-recurring $33.8 million special charge for payments made pursuant to employment and non-competition agreements entered into with management of our internal networks and external telecommunications networks segments, $1.4 million for start-up costs and charges of $4.5 million related to our internal networks segment provision for bad debts following a quarterly analysis of significantly past-due receivables. Our general and administrative expenses in 1997 also included a $4.6 million provision for bad debts. Excluding the previously mentioned expenses, general and administrative expenses were $72.8 million or 10.9% of revenue in 1998.

         The $33.8 million charge relates to up-front amounts in the form of signing bonuses and extended non-competition payments made under the agreements that could not be attributed to future services. Base salary and bonuses for future performance paid pursuant to these agreements are being recognized over the related service periods. The up-front payments were paid to these managers to resolve issues arising from the original price paid for the acquisition of their businesses and issues relating to these managers' roles within our company, as well as to preserve the goodwill of the acquired businesses. These issues arose primarily from a significant decline in the value of the MasTec shares these managers received between the time when we bought their businesses and the expiration of the period when they were restricted from sale of the shares. Because neither these payments nor the agreements were contemplated, included or required under the original terms of the business acquisitions and could not be attributed to future services, these payments were recorded as operating expenses in 1998, rather than deferred or amortized.

     Operating income was $13.1 million or 1.9% of revenue for 1998, compared to $36.0 million or 9.6% of revenue in 1997. The following table states operating income and change in operating income by North American segments, in dollar and percentage terms (in thousands):

                                                         YEAR ENDED
                                                        DECEMBER 31,                      CHANGE
                                                 ---------------------------   -----------------------------
                                                     1997           1998             $               %
                                                 ------------   ------------   -------------   -------------
                                                  (RESTATED)
External Telecommunications Networks .........    $  44,794      $  33,258       $ (11,536)        ( 25.8)%
External Energy Networks .....................          607         10,910          10,303         1697.4
Internal Networks ............................        4,865        (11,460)        (16,325)        (335.6)
Other ........................................      (14,233)       (19,615)         (5,382)        ( 37.8)
                                                  ---------      ---------       ---------         ------
                                                  $  36,033      $  13,093       $ (22,940)        ( 63.7)%
                                                  =========      =========       =========

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The following table states revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                        YEAR ENDED
                                                       DECEMBER 31,                   CHANGE
                                                 -------------------------   ------------------------
                                                     1996          1997           $             %
                                                 -----------   -----------   -----------   ----------
                                                 (RESTATED)    (RESTATED)
External Telecommunications Networks .........    $219,820      $286,814      $ 66,994         30.5%
External Energy Networks .....................       3,773        19,693        15,920        421.9
Internal Networks ............................      35,524        47,285        11,761         33.1
Other ........................................      25,528        23,255        (2,273)       ( 8.9)
                                                  --------      --------      --------        -----
                                                  $284,645      $377,047      $ 92,402         32.5%
                                                  ========      ========      ========

     Revenue from North American operations was $377.0 million for the year ended December 31, 1997, compared to $284.6 million in 1996, representing an increase of $92.4 million or 32.5%. The increase in North American revenue across all segments was due primarily to revenue generated from acquired companies. During 1997, we completed a total of 11 acquisitions of which seven were in our external telecommunications networks segment, two were in our external energy networks segment and two in our internal networks segment.

     Our North American costs of revenue were $279.4 million or 74.1% of revenue for the year ended December 31, 1997, compared to $216.9 million or 76.2% of revenue in 1996. The decrease in costs of revenue as a percentage of revenue was due primarily to services that demanded higher prices in 1997 for certain projects.

     Depreciation and amortization expense was $20.5 million or 5.4% of revenue for the year ended December 31, 1997, compared to $9.9 million or 3.5% of revenue in 1996. The increase in depreciation and amortization was a result of increased capital expenditures for both external telecommunications networks and external energy networks segments ($19.7 million in 1997 compared to $7.1 million in 1996), as well as amortization of intangibles resulting from acquisitions.

     General and administrative expenses were $41.2 million or 10.9% of revenue for the year ended December 31, 1997, compared to $27.6 million or 9.7% of revenue in 1996. Included in our 1997 general and administrative expenses is a $4.6 million bad debt provision which was recorded in 1997.

     Operating income was $36.0 million or 9.6% of revenue for 1997, compared to $30.2 million or 10.6% of revenue in 1996. The following table states operating income and change in operating income by North American segments, in dollar and percentage terms (in thousands):

                                                         YEAR ENDED
                                                        DECEMBER 31,                  CHANGE
                                                 --------------------------   -----------------------
                                                     1996           1997           $            %
                                                 ------------   -----------   ----------   ----------
                                                  (RESTATED)     (RESTATED)
External Telecommunications Networks .........    $  36,099         44,794     $  8,695        24.1%
External Energy Networks .....................          566            607           41         7.2
Internal Networks ............................        4,303          4,865          562        13.1
Other ........................................      (10,759)       (14,233)      (3,474)       32.3
                                                  ---------        -------     --------        ----
                                                  $  30,209      $  36,033     $  5,824        19.3%
                                                  =========      =========     ========

BRAZIL

     The following tables states for the periods indicated our Brazilian operations in dollar and percentage of revenue terms (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------
                                               1997(1)                  1998
                                        ---------------------- -----------------------
Revenue ...............................  $74,900       100.0%   $141,954       100.0%
Costs of revenue ......................   63,266        84.5     112,667        79.4
Depreciation and amortization .........      390         0.4       3,349         2.4
General and administrative
 expenses .............................    1,615         2.2      10,636         7.4
                                         -------       -----    --------       -----
  Operating income ....................  $ 9,629        12.9%   $ 15,302        10.8%
                                         =======       =====    ========       =====

----------------
(1) Brazilian operations began on August 1, 1997.

YEAR ENDED DECEMBER 31, 1998 OPERATING INCOME COMPARED TO FIVE MONTHS ENDED DECEMBER 31, 1997 OPERATING INCOME

     Brazilian operations commenced on August 1, 1997. Our Brazilian revenue was $142.0 million for the year ended December 31, 1998, compared to $74.9 million in 1997, representing an increase of $67.1 million or 89.5%. The increase in revenue was due primarily to a full year of operations in 1998, compared to five months in 1997.

     Brazilian costs of revenue were $112.7 million for the year ended December 31, 1998, compared to $63.3 million in 1997. Costs of revenue were 79.4% of revenue in 1998, compared to 84.5% in 1997. The decrease in costs of revenue as a percentage of revenue was due primarily to the completion of certain wireless projects in the fourth quarter of 1998.

     Depreciation and amortization expense was $3.3 million for the year ended December 31, 1998, compared to $0.4 million for the year ended December 31, 1997. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition which is being amortized over a five year period. Depreciation and amortization expense was 2.4% of revenue for the year ended December 31, 1998, compared to 0.4% of revenue for the year ended December 31, 1997.

     General and administrative expenses were $10.6 million or 7.4% of revenue for the year ended December 31, 1998, compared to $1.6 million or 2.2% in 1997. The increase in general and administrative expenses was due primarily to costs of establishing an infrastructure to support anticipated additional work following the privatization of Telebras, which did not take place until July 1998.

COMBINED RESULTS--NORTH AMERICA AND BRAZIL ONLY

     The following table states for the periods indicated certain combined income statement data for North America and Brazil only and the related percentage of combined revenue.

                                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                               1996                    1997                    1998
                                      ----------------------- ----------------------- ----------------------
                                            (RESTATED)              (RESTATED)
Operating income .................... $30,209          10.6%  $45,661          10.1%  $28,394          3.5%
Interest expense ....................  (6,059)         (2.1)   (6,595)         (1.5)  (23,753)        (2.9)
Interest income .....................   2,958           1.0       775           0.2     8,488          1.0
Other income (expense), net .........     389           0.2     7,857           1.7     1,183          0.2
Income before provision for
 income taxes, equity in
 earnings (losses) of
 unconsolidated companies
 and minority interest ..............  27,497           9.7    47,698          10.5    14,312          1.8
Provision for income taxes .......... (10,244)         (3.6)  (18,633)         (4.1)   (4,563)        (0.6)
Equity in earnings (losses) of
 unconsolidated companies
 and minority interest(1) ...........     270           0.1    (3,184)         (0.7)   (4,787)        (0.6)
                                      -------          ----   -------          ----   -------         ----
Net income .......................... $17,523           6.2%  $25,881           5.7%  $ 4,962          0.6%
                                      =======          ====   =======          ====   =======         ====

----------------
(1) Consists of the minority interest of our Brazilian joint venture partner.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     For a discussion of revenue, costs of revenue, depreciation and amortization and general and administrative expenses, see "North America" and "Brazil" above.

     Interest expense was $23.8 million or 2.9% of revenue for the year ended December 31, 1998, compared to $6.6 million or 1.5% of revenue in 1997. The increase in interest expense was due primarily to increased indebtedness resulting from the issuance of our 7.75% Senior Subordinated Notes due 2008 (the "Senior Notes") in early 1998, the proceeds of which were used primarily for acquisitions and to fund international operations investments. Minority interest primarily relates to our Brazilian joint venture partner with a 49% interest.

     Interest income includes interest income from temporary investments and interest received from a customer.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Interest expense was $6.6 million or 1.5% of revenue for the year ended December 31, 1997, compared to $6.1 million or 2.1% of revenue in 1996. The decrease in interest expense as a percentage of revenue was due to increased revenue while the average balance on debt remained basically unchanged.

     Included in other income for 1997 is a $7.1 million gain on sale of our indirect interest in an Ecuadorian cellular company.

SPAIN

     The following tables state for the periods indicated our Spanish operations, which were sold effective December 31, 1998, in dollar and percentage of revenue terms (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                                 1996(1)                  1997
                                                         ----------------------- -----------------------
Revenue ................................................ $188,155    100.0%      $207,493    100.0%
Costs of revenue ....................................... 135,389      71.9       153,180      73.8
Depreciation and
amortization ...........................................   2,058       1.1         3,013       1.5
General and administrative expenses ....................  30,975      16.5        39,478      19.0
                                                         --------    ------      --------    ------
 Operating income (loss) ...............................  19,733      10.5        11,822       5.7
Interest expense .......................................  (5,375)    ( 2.9)       (4,946)    ( 2.4)
Interest income ........................................     288       0.2         1,008       0.1
Other income (loss) ....................................     380       0.2           475        --
                                                         --------    ------      --------    ------
Income (loss) before benefit from income taxes,
  equity in earnings of unconsolidated companies
  and minority interest ................................  15,026       8.0         8,359       4.0
(Provision) benefit from income taxes ..................  (5,347)    ( 2.7)       (2,311)    ( 1.2)
Equity in earnings of unconsolidated companies .........   2,728       1.4         2,897       1.4
Minority interest ......................................     135        --          (162)       --
                                                         --------    ------      --------    ------
Net income (loss) ...................................... $12,542       6.7%      $ 8,783       4.2%
                                                         ========    ======      ========    ======

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                                  1998(2)
                                                         -------------------------
Revenue ................................................ $237,340       100.0%
Costs of revenue .......................................  183,724        77.4
Depreciation and
amortization ...........................................    2,680         1.1
General and administrative expenses ....................   51,070        21.5
                                                         --------       -----
 Operating income (loss) ...............................     (134)      ( 0.0)
Interest expense .......................................   (5,827)      ( 2.5)
Interest income ........................................      605          --
Other income (loss) ....................................   (6,338)      ( 2.7)
                                                         --------       -----
Income (loss) before benefit from income taxes,
  equity in earnings of unconsolidated companies
  and minority interest ................................  (11,694)      ( 4.9)
(Provision) benefit from income taxes ..................   (7,987)      ( 3.2)
Equity in earnings of unconsolidated companies .........    1,291         0.1
Minority interest ......................................     (487)         --
                                                         --------       -----
Net income (loss) ...................................... $(18,877)      ( 8.0)%
                                                         ========       =====

----------------
(1) Spanish operations began on April 30, 1996, the date of acquisition. We sold 87% of our Spanish operations effective December 31, 1998.

(2) Includes a total of $13.4 million of severance charges of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     We sold 87% of our Spanish operations effective December 31, 1998. Revenue from Spanish operations was $237.3 million for the year ended December 31, 1998, compared to $207.5 million in 1997, representing an increase of $29.8 million or 14.4%. The increase was due to acquisitions made in 1998.

     Costs of revenue were $183.7 million or 77.4% of revenue for the year ended December 31, 1998, compared to $153.2 million or 73.8% of revenue in 1997. The increase in costs of revenue as a percentage of revenue was due primarily to increased labor costs associated with a new labor agreement and to $1.9 million in direct labor severance costs.

     Depreciation and amortization expense was $2.7 million for the year ended December 31, 1998, compared to $3.0 million in 1997. Depreciation and amortization expense was 1.1% of revenue for the year ended December 31, 1998, compared to 1.5% of revenue in 1997.

     General and administrative expenses were $51.1 million or 21.5% of revenue for the year ended December 31, 1998, compared to $39.5 million or 19.0% of revenue in 1997. The increase in general and administrative expenses as a percentage of revenue was due to severance charges of $11.5 million resulting from reductions in administrative personnel.

     Included in other expense for 1998 is a $9.2 million loss on sale of the Spanish operation. The effective income tax rate on a consolidated basis for the year ended December 31, 1998 increased to 479% from 37% in 1997. This increase was mainly attributable to the recognition of approximately $9.2 million of a loss on sale of our Spanish operations, however for tax purposes we recorded a tax provision of $7.8 million. Excluding the effect of the book loss on sale and the taxable gain, the effective tax rate would have been 40.1%, which is attributed to the non-deductibility of the amortization of intangibles and other expenses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO EIGHT MONTHS ENDED DECEMBER 31, 1996

     Revenue generated by Spanish operations was $207.5 million for the year ended December 31, 1997, compared to $188.2 million in 1996, representing an increase of $19.3 million or 10.3%. The increase in revenue was due primarily to a full year of operations in 1997, compared to eight months in the 1996. We acquired our Spanish operations effective April 30, 1996. Our Spanish operations were negatively impacted during 1997 by a devaluation of approximately 18% in the Spanish peseta and by work stoppages in the second half of 1997.

     Costs of revenue were $153.2 million or 73.8% of revenue for the year ended December 31, 1997, compared to $135.4 million or 71.9% of revenue in 1996. The increase in costs of revenue as a percentage of revenue was due primarily to lower productivity during 1997 as a result of the work stoppages.

     General and administrative expenses were $39.5 million or 19.0% of revenue for the year ended December 31, 1997, compared to $31.0 million or 16.5% of revenue in 1996. The increase in general and administrative expenses was due to a full year of operations in 1997, compared to eight months in 1996. The increase in general and administrative expenses as a percentage of revenue was due mainly to increased salaries and compensation expense resulting from increases in base salary.

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

         As of December 31, 1998, working capital was $244.5 million ($180.4 million domestic and $64.1 million international) compared to working capital of $124.1 million ($76.8 million domestic and $47.3 million international) at December 31, 1997. As of December 31, 1998, working capital included $50.9 million related to financing and $46.4 million of assets held for sale included in domestic operations and $27.3 million of receivables from the sale of our Spanish operations included in international operations. Working capital in 1998, excluding previously described items, was $83.1 million for domestic compared to $76.8 million in 1997. For international, working capital increased, excluding Spanish operations, from $22.8 million in 1997 to $36.8 million at December 31, 1998.

         We invested cash (net of cash acquired of $5.0 million in 1998 and $3.3 million in 1997) in acquisitions and investments in unconsolidated companies totaling $89.1 million during 1998 compared to $49.0 million in 1997. During 1998, we made capital expenditures of $76.4 million, primarily for machinery and equipment used in the production of revenue, compared to $21.5 million in 1997. The increase in capital expenditures was due mainly to fleet upgrades for acquired companies and internal growth. Of the total invested funds in 1998, $64.5 million was related to North American acquisitions and $71.4 million was related to North American capital expenditures.

         We entered into agreements with certain senior management personnel at two of our operating subsidiaries. These senior managers agreed to multi-year employment agreements and 10-year non-competition and non-solicitation agreements. Under the agreements, we paid the senior managers compensation in the form of cash and common stock options. The cash portion totaled approximately $33.3 million, of which approximately $13.3 million was paid in 1998 and approximately $20.0 million was paid in the first quarter of 1999. The up-front payments were paid to these managers to resolve issues arising from the original price paid for the acquisition of their businesses and issues relating to these managers' roles within our company, as well as to preserve the goodwill of the acquired businesses. These issues arose primarily from a significant decline in the value of the MasTec shares these managers received between the time when we bought their businesses and the expiration of the period when they were restricted from sale of the shares. Because neither these payments nor the agreements were contemplated, included or required under the original terms of the business acquisitions and could not be attributed to future services, these payments were recorded as operating expenses in 1998, rather than deferred or amortized.

         During 1998, we provided a customer financing in connection with the sale of construction services. As of December 31, 1998, we had $41.8 million outstanding under this agreement. We anticipate that we will provide an additional $8.0 million of financing under this agreement. We will terminate financing agreement as of April 30, 1999.

         Although the PCS system is held for sale, we are committed to continue developing the system in Paraguay. We anticipate investing approximately $13.0 million for the development of this system over the next 12 months. Commercial operation of the system must be initiated no later than May 10, 1999, unless extended. We are seeking an extension of this date.

         During 1998, we sold 87% of our Spanish operations for $27.3 million which is recorded in other current assets in the accompanying consolidated balance sheet as of December 31, 1998. The proceeds from the sale will be used for general corporate purposes including reducing indebtedness.

         We announced a stock repurchase program in April 1998. Through December 1998, we had purchased a total of 667,000 shares at an average price of

$20.58.

         In December 1998, we increased our existing credit facility from $125.0 million to $165.0 million (the "Credit Facility"), with a group of financial institutions led by BankBoston, N.A. Amounts outstanding under the Credit Facility mature on June 9, 2000. Upon written request by us and at the bank's sole discretion, the maturity date of the Credit Facility may be extended for successive annual periods up to a final maturity date of June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

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

         We had outstanding $18.7 million in standby letters of credit as of December 31, 1998.

         In January 1998, we issued $200.0 million principal amount of our Senior Notes with interest due semi-annually. The net proceeds were used primarily for acquisitions and for other corporate purposes.

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

         We expect to finance our current working capital needs, capital expenditures, debt service obligations and other commitments from cash generated from operations, borrowings under our existing Credit Facility and the sale of investments and other assets. Subsequent to December 31, 1998, we have signed letters of intent to acquire two external telecommunication networks and one internal networks contractors, subject to a number of conditions. We anticipate that available cash, cash flows from operations and borrowing availability under the Credit Facility will be sufficient to satisfy our liquidity and working capital requirements for the foreseeable future; however, to the extent that we should desire to increase its financial flexibility and capital resources or require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its existing Credit Facility, we may consider raising additional capital by increasing our Credit Facility or through the offering of equity and/or debt securities in the public or private markets. There can be no assurance, however, that additional capital will be available to us on acceptable terms, or at all.

         We own interests in a number of foreign operations, primarily in Latin America, which are subject to greater political, monetary, economic and regulatory risks than its domestic operations. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian reais. The impact on the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin America countries and the resulting impacts on MasTec's results of operations, financial position and cash flows cannot now be determined. We monitor our currency exchange risk but currently do not hedge against this risk. There can be no assurance that currency exchange fluctuations or other economic problems will not adversely affect our results of operations, financial position and cash flows.

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

         We have undertaken a Year 2000 project which includes an assessment of telecommunications equipment, computer equipment, software, database, data services, network infrastructure, and telephone equipment. Our Year 2000 plan addresses the Year 2000 issue in four phases: (1) inventory and assessment; (2) impact analysis and implementation planning; (3) implementation and testing; and
(4) on-going and monitoring. As each phase is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. At this time, a majority of our information systems and embedded devices have been inventoried and assessed, and we have begun impact analysis and implementation planning, as well as some implementation and testing. The project is estimated to be complete by the end of 1999, prior to any anticipated impact on our operating systems. We believe that with upgrades to existing software, conversions to new software and replacement of certain products and equipments, the Year 2000 issue will not pose significant operational problems. Based on its current assessment efforts, we do not believe that Year 2000 issues will have a material adverse effect on our financial condition or results of operations. If, however, necessary upgrades, replacements and conversions are not made or are not completed on a timely basis, the Year 2000 issue may have a material adverse effect on our business, financial condition and results of operations. Our Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as vendors and suppliers. As part of our Year 2000 efforts, formal communications with all significant vendors, suppliers, banks and clients are being pursued to determine the extent to which related interfaces with our systems are vulnerable if these third parties fail to remediate their Year 2000 issues. There cannot be any assurance that any such third parties will address any Year 2000 issues that they have or that such third parties' systems will not materially adversely affect our systems and operations.

         We continue to assess the Year 2000 issue with respect to internal business systems, and have initiated the implementation of corrective measures to address the issue. We are evaluating the need for contingency planning at this time of its system and embedded devices. The assessment of third parties external to us is underway, and may reveal the need for contingency planning based on the progress and findings of the Year 2000 project.

         We will utilize both internal and external resources to complete and test the Year 2000 project. At the present time, we are estimating the cost of this project. Through December 31, 1998, related costs incurred were not material, and we do not expect that the total cost of our Year 2000 project will be material to our financial position or results of operations. Project costs and the targeted completion date will be based on management's best estimates, which will be derived from utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

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

Impact of Inflation

         The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for us in the future. Our international operations may, at times in the future, expose us to high inflation in certain foreign countries. During 1998, we generated approximately 17.5% of our total revenue (excluding revenue generated from our Spanish operations 87% of which we sold in December 1998) from international operations that are susceptible to currency devaluation. Management anticipates that revenue from our international operations will be less significant to our operations in the foreseeable future due to our current intentions to dispose of them, however, the likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin America countries and the resulting impacts on our results of operations, financial position and cash flows cannot now be determined.

                                 MASTEC, INC.

                         INDEX TO FINANCIAL STATEMENTS

Reports of Independent Certified Public Accountants ..................      F-2

Consolidated Statements of Operations
  for the Years Ended December 31, 1996, 1997 and 1998 ...............      F-4

Consolidated Balance Sheets as of December 31, 1997 and 1998 .........      F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 1996, 1997 and 1998 ...............      F-6

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 1996, 1997 and 1998 ...............      F-7

Notes to Consolidated Financial Statements ...........................     F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
     Shareholders of MasTec, Inc.:

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of MasTec, Inc. and its subsidiaries ("MasTec") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of MasTec's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Sintel, S.A., a wholly-owned subsidiary until December 31, 1998 which statements reflect total assets of $195.2 million at December 31, 1997 and total revenues of $207.2 million and $207.6 million for the years ended December 31, 1997 and 1998, respectively. Those statements, prior to adjustment, were audited by other auditors whose report dated March 31, 1999 expressed a qualified opinion thereon. The other auditor's report has been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Sintel, S.A., except for the adjustment, which results from the matter noted in the qualification of the other auditor's report and is described in the following paragraph, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, for purposes of inclusion in the consolidated financial statements, MasTec adjusted the consolidated financial statements of Sintel, S.A., a wholly-owned subsidiary until December 31, 1998, to correct for the effect of the improper reversal of a reserve for employee severance. We have audited the adjustment to the Sintel, S.A. financial statements. In our opinion, such adjustment is and has been properly applied to the financial statements of Sintel, S.A. for the year ended December 31, 1998 for purposes of inclusion in the 1998 MasTec consolidated financial statements.

As described in Note 1, the 1996 and 1997 consolidated financial statements have been retroactively adjusted to apply purchase accounting to two 1997 acquisitions that were previously accounted for as pooling-of-interests, as the result of events that occurred subsequent to the dates of the original acquisitions.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Miami, Florida

March 31, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
     Sistemas e Instalaciones de Telecomunicacion, S.A. (Sintel)

     1. We have audited the consolidated balance sheet of SINTEL, S.A. and subsidiaries ("Sintel") as of December 31, 1998 and 1997 and the related consolidated statements of income and the accompanying notes, all expressed in Spanish pesetas which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     2. We conducted our audits in accordance with generally accepted auditing standards in Spain which are substantially consistent with those in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     3. The framework agreement entered into with Telefonica de Espana, S.A., whereby the latter guaranteed a minimum level of purchases from the Controlling Company, expired on December 31, 1998. In view of this situation, the Controlling Company is implementing a strategy consisting of the internal rationalization of its operating structure and the expansion and diversification of its production activities in Spain and Latin America, as discussed in Note 1.

     4. In relation to what is described in the previous paragraph, in 1998 the Controlling Company restructured its operations which gave rise to an extraordinary expense of Ptas. 1,810 million for indemnities to terminated employees. In view of the extraordinary nature of this restructuring, the Controlling Company's directors considered it appropriate to offset a portion of this cost and reversed Ptas. 1,001 million of voluntary reserves with a credit to income for the year. The recording of this transaction is detailed in Notes 10 and 18. Although the use of voluntary reserves is unrestricted for the Shareholder's Meeting, Spanish accounting regulations do not provide for the reversal of this reserve and consequent recording as extraordinary revenues for 1998. Therefore, under generally accepted accounting principles, net income for the year should be reduced, and voluntary reserves should be increased, by Ptas. 1,001 million. However, this matter does not change the total balance of consolidated shareholder's equity as of December 31, 1998.

     5. In our opinion, except as described in paragraphs 3 and 4 above, the consolidated financial statements referred to above present fairly, in all materials respects the consolidated financial position of SINTEL, S.A. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations for the years then ended, in conformity with generally accepted accounting principles in Spain.

     6. Further, in our opinion, the reconciliation of consolidated net income for each of the two years in the period ended December 31, 1998 and shareholders' equity as of December 31, 1998 and 1997 presented in Note 21 and
Note 22 to the 1998 and 1997 consolidated financial statements, respectively, which reconciles net income and shareholders' equity, as shown in the consolidated financial statements, to net income and shareholders' equity, as determined in accordance with generally accepted accounting principles in the United States, presents fairly the information shown therein on a consistent basis.

/s/ ARTHUR ANDERSEN

Arthur Andersen
Madrid, Spain

March 31, 1999

                                 MASTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                      1996             1997             1998
                                                                ---------------   --------------   -------------
                                                                 (RESTATED)(1)     (RESTATED)(1)
Revenue .....................................................      $ 472,800         $659,439       $1,048,922
Costs of revenue ............................................        352,329          495,840          803,112
Depreciation and amortization ...............................         12,000           23,855           43,313
Non-recurring charge ........................................             --               --           33,765
General and administrative expenses .........................         58,529           82,261          140,472
                                                                   ---------         --------       ----------
 Operating income ...........................................         49,942           57,483           28,260
Interest expense ............................................         11,434           11,541           29,580
Interest income .............................................          3,246            1,783            9,093
Other income (expense), net .................................            769            8,332           (5,155)
                                                                   ---------         --------       ----------
Income before provision for income taxes, equity in earnings
  of unconsolidated companies and minority interest .........         42,523           56,057            2,618
Provision for income taxes ..................................         15,591           20,944           12,550
Equity in earnings of unconsolidated companies ..............          3,040            2,897            1,906
Minority interest ...........................................             93           (3,346)          (5,889)
                                                                   ---------         --------       ----------
Net income (loss) ...........................................      $  30,065         $ 34,664       $  (13,915)
                                                                   =========         ========       ==========
Basic weighted average common shares outstanding ............         24,703           26,460           27,489
Basic earnings (loss) per share .............................      $    1.22         $   1.31       $    (0.51)
Diluted weighted average common shares outstanding ..........         25,128           27,019           27,489
Diluted earnings (loss) per share ...........................      $    1.20         $   1.28       $    (0.51)

----------------
(1) See Note 1 to Notes to Consolidated Financial Statements.

      The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                          1997         1998(1)
                                                                      -----------   ------------
                                                                       (RESTATED)
                           ASSETS
Current assets:
 Cash and cash equivalents ........................................    $  6,063       $ 19,864
 Accounts receivable, unbilled revenue and retainage, net .........     346,596        279,015
 Inventories ......................................................       8,746          9,393
 Assets held for sale .............................................      10,782         57,238
 Other current assets .............................................      22,009         59,601
                                                                       --------       --------
   Total current assets ...........................................     394,196        425,111
Property and equipment, net .......................................      86,109        137,382
Investments in unconsolidated companies ...........................      48,160          5,886
Intangibles, net ..................................................      99,890        140,461
Other assets ......................................................       1,869         23,381
                                                                       --------       --------
   Total assets ...................................................    $630,224       $732,221
                                                                       ========       ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of debt .......................................    $ 54,562       $ 11,143
 Accounts payable and accrued expenses ............................     166,596         84,372
 Other current liabilities ........................................      48,950         74,771
                                                                       --------       --------
   Total current liabilities ......................................     270,108        170,286
                                                                       --------       --------
Other liabilities .................................................      41,924         46,973
                                                                       --------       --------
Long-term debt ....................................................      94,495        310,689
                                                                       --------       --------
Commitments and contingencies (Note 10)
Shareholders' equity:
 Common stock .....................................................       2,758          2,738
 Capital surplus ..................................................     154,013        149,479
 Retained earnings ................................................      70,392         56,477
 Accumulated other comprehensive income ...........................      (3,466)        (4,421)
                                                                       --------       --------
   Total shareholders' equity .....................................     223,697        204,273
                                                                       --------       --------
   Total liabilities and shareholders' equity .....................    $630,224       $732,221
                                                                       ========       ========

----------------
(1) Does not include financial condition of the Company's Spanish operations, which were sold effective December 31, 1998.

      The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (RESTATED)
                                (IN THOUSANDS)

                                             COMMON STOCK
                                         ---------------------   CAPITAL     RETAINED
                                           SHARES     AMOUNT     SURPLUS     EARNINGS
                                         ---------- ---------- ----------- ------------
Balance December 31, 1995 ..............   26,435     $2,643    $ 134,186   $    5,663
Net income .............................                                        30,065
Foreign currency
 translation adjustment ................
Stock issued from treasury for stock
 options exercised .....................                               48
Tax benefit resulting from stock
 option plan ...........................                              513
Stock issued from treasury for
 an acquisition ........................                            8,844
Stock issued for debentures
 from treasury .........................                            5,492
                                                                ---------
Balance December 31, 1996 ..............   26,435      2,643      149,083       35,728
Net income .............................                                        34,664
Foreign currency translation
 adjustment ............................
Stock issued from treasury for
 options exercised .....................                              206
Tax benefit resulting from stock
 option plan ...........................                            1,538
Stock issued for acquisitions ..........    1,621        162       76,219
Stock issued from treasury for
 an acquisition ........................                            4,479
Stock issued for stock dividend
 from treasury .........................                          (75,802)
Stock issued from treasury .............                            3,007
                                                                ---------
Balance December 31, 1997 ..............   28,056      2,805      158,730       70,392
Retirement of treasury stock ...........     (476)       (47)      (4,717)          --
                                           ------     ------    ---------   ----------
Balance December 31, 1997 ..............   27,580      2,758      154,013       70,392
Net loss ...............................                                       (13,915)
Foreign currency translation
 adjustment ............................
Stock issued, primarily for
 acquisitions and stock
 options exercised .....................      469         47        8,721
Tax benefit resulting from stock
 option plan ...........................                              403
Repurchase of common stock .............     (667)       (67)     (13,658)
                                           ------     ------    ---------
Balance December 31, 1998 ..............   27,382     $2,738    $ 149,479   $   56,477
                                           ======     ======    =========   ==========

                                            FOREIGN                                ACCUMULATED
                                            CURRENCY                                  OTHER
                                          TRANSLATION     TREASURY                COMPREHENSIVE
                                          ADJUSTMENTS      STOCK        TOTAL        INCOME
                                         ------------- ------------- ----------- --------------
Balance December 31, 1995 ..............   $      1      $ (91,989)   $  50,504    $    5,664
Net income .............................                                 30,065        30,065
Foreign currency
 translation adjustment ................       (803)                       (803)         (803)
Stock issued from treasury for stock
 options exercised .....................                       523          571            --
Tax benefit resulting from stock
 option plan ...........................                                    513            --
Stock issued from treasury for
 an acquisition ........................                     2,201       11,045            --
Stock issued for debentures
 from treasury .........................                     6,117       11,609            --
                                                         ---------    ---------    ----------
Balance December 31, 1996 ..............       (802)       (83,148)     103,504        34,926
Net income .............................                                 34,664        34,664
Foreign currency translation
 adjustment ............................     (2,664)                     (2,664)       (2,664)
Stock issued from treasury for
 options exercised .....................                       979        1,185            --
Tax benefit resulting from stock
 option plan ...........................                                  1,538            --
Stock issued for acquisitions ..........                                 76,381            --
Stock issued from treasury for
 an acquisition ........................                     1,603        6,082            --
Stock issued for stock dividend
 from treasury .........................                    75,802           --            --
Stock issued from treasury .............                                  3,007            --
                                                                      ---------    ----------
Balance December 31, 1997 ..............     (3,466)        (4,764)     223,697        66,926
Retirement of treasury stock ...........         --          4,764           --            --
                                           --------      ---------    ---------    ----------
Balance December 31, 1997 ..............     (3,466)           ---      223,697        66,926
Net loss ...............................                                (13,915)      (13,915)
Foreign currency translation
 adjustment ............................       (955)                       (955)         (955)
Stock issued, primarily for
 acquisitions and stock
 options exercised .....................                                  8,768            --
Tax benefit resulting from stock
 option plan ...........................                                    403            --
Repurchase of common stock .............                                (13,725)           --
                                                                      ---------    ----------
Balance December 31, 1998 ..............   $ (4,421)     $      --    $ 204,273    $   52,056
                                           ========      =========    =========    ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                            1996           1997           1998
                                                                        ------------   -----------   -------------
                                                                         (RESTATED)     (RESTATED)
Cash flows from operating activities:
 Net income (loss) ..................................................    $  30,065      $  34,664     $  (13,915)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization .....................................       12,000         23,855         43,313
  Minority interest .................................................          (93)         3,346          5,889
  Equity in earnings of unconsolidated companies ....................       (3,040)        (2,897)        (1,906)
  Deferred tax expense (benefit) ....................................        2,574         (4,991)         6,974
  (Gain) loss on sale of assets .....................................         (365)        (6,848)         8,918
  Changes in assets and liabilities net of effect of acquisitions and divestitures:
   Accounts receivable, unbilled revenue and retainage, net .........      (12,013)       (28,809)       (34,942)
   Inventories and other current assets .............................       (2,448)            64        (16,759)
   Other assets .....................................................       (2,102)       (10,889)       (27,341)
   Accounts payable and accrued expenses ............................       24,492          5,348         (2,017)
   Other current liabilities ........................................       (6,706)         7,326         13,385
   Other liabilities ................................................       (4,942)        (4,988)         4,548
                                                                         ---------      ---------     ----------
Net cash provided by (used in) operating activities .................       37,422         15,181        (13,853)
                                                                         ---------      ---------     ----------
Cash flows from investing activities:
 Capital expenditures ...............................................       (7,059)       (21,534)       (76,445)
 Cash paid for acquisitions, net of cash acquired ...................       (5,034)       (45,606)       (75,745)
 Distributions from unconsolidated companies ........................           --          2,130             --
 Investments in unconsolidated companies ............................       (1,212)        (3,364)       (13,384)
 Repayment (advances) of notes receivable, net ......................        1,273            565        (18,667)
 Repayment of notes from shareholders ...............................           --            780             --
 Net proceeds from sale of assets ...................................        9,404         29,628          5,600
                                                                         ---------      ---------     ----------
Net cash used in investing activities ...............................       (2,628)       (37,401)      (178,641)
                                                                         ---------      ---------     ----------
Cash flows from financing activities:
 Proceeds from revolving credit facilities ..........................       17,476         57,328          5,032
 Proceeds from Senior Notes .........................................           --             --        199,724
 Other borrowings ...................................................       21,739         19,936         35,106
 Debt repayments ....................................................      (70,320)       (59,059)       (17,946)
 Proceeds from issuance of common stock .............................          792          6,264          3,779
 Stock repurchased ..................................................           --             --        (13,725)
 Financing costs ....................................................           --           (587)        (4,993)
                                                                         ---------      ---------     ----------
Net cash (used in) provided by financing activities .................      (30,313)        23,882        206,977
                                                                         ---------      ---------     ----------
Net increase in cash and cash equivalents ...........................        4,481          1,662         14,483
Net effect of translation on cash ...................................         (803)          (353)          (682)
Cash and cash equivalents--beginning of period ......................        1,076          4,754          6,063
                                                                         ---------      ---------     ----------
Cash and cash equivalents--end of period ............................    $   4,754      $   6,063     $   19,864
                                                                         =========      =========     ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest ...........................................................    $  10,029      $   8,727     $   21,795
                                                                         =========      =========     ==========
 Income taxes .......................................................    $  11,676      $  10,377     $    6,593
                                                                         =========      =========     ==========


                                                                    (CONTINUED)

                                 MASTEC, INC.

                                (IN THOUSANDS)

Supplemental disclosure of non-cash investing and financing activities:

                                                                           YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                      1996           1997          1998
                                                                  ------------   -----------   ------------
                                                                   (RESTATED)     (RESTATED)
Acquisitions accounted for under purchase method of accounting:
 Fair value of assets acquired:
 Accounts receivable ..........................................     $248,087      $ 43,966       $ 35,184
 Inventories ..................................................        2,980         1,681          2,565
 Other current assets .........................................       12,661         2,127          1,615
 Property and equipment .......................................       13,148        27,480         27,168
 Investments in unconsolidated companies ......................        9,373            --             --
 Real estate and other assets .................................        6,385         3,973          3,830
                                                                    --------      --------       --------
  Total non-cash assets .......................................      292,634        79,227         70,362
                                                                    --------      --------       --------
Liabilities ...................................................      162,928        32,238         20,623
Long-term debt ................................................       78,966         8,535         18,609
                                                                    --------      --------       --------
  Total liabilities assumed ...................................      241,894        40,773         39,232
                                                                    --------      --------       --------
Net non-cash assets acquired ..................................       50,740        38,454         31,130
Cash acquired .................................................        1,130         3,304          4,975
                                                                    --------      --------       --------
Fair value of net assets acquired .............................       51,870        41,758         36,105
Excess over fair value of assets acquired .....................        4,956        98,088         55,314
                                                                    --------      --------       --------
Purchase price ................................................     $ 56,826      $139,846       $ 91,419
                                                                    ========      ========       ========
Notes payable issued in acquisitions ..........................     $ 36,561      $    130       $ 10,199
Acquisition costs, cash paid and common stock issued
  for acquisitions ............................................       18,015       129,809         81,220
Contingent consideration ......................................        2,250         9,907             --
                                                                    --------      --------       --------
Purchase price ................................................     $ 56,826      $139,846       $ 91,419
                                                                    ========      ========       ========
Property acquired through financing arrangements ..............     $  8,550      $    413       $     --
                                                                    ========      ========       ========
Disposal of Sintel:
 Accounts receivable ..........................................                                  $137,214
 Inventories ..................................................                                     2,774
 Other current assets .........................................                                    37,722
 Property and equipment .......................................                                    17,251
 Other assets .................................................                                     2,825
                                                                                                 --------
  Total non-cash assets .......................................                                   197,786
                                                                                                 --------
Liabilities ...................................................                                   109,448
Long-term debt ................................................                                    25,013
                                                                                                 --------
  Total liabilities ...........................................                                   134,461
                                                                                                 --------
Net non-cash assets sold ......................................                                    63,325
Cash ..........................................................                                     2,234
Investment retained ...........................................                                    (4,072)
                                                                                                 --------
Fair value of net assets sold .................................                                    61,487
Net loss on sale ..............................................                                    (9,222)
                                                                                                 --------
Sale price ....................................................                                  $ 52,265
                                                                                                 ========
Assumption of debt ............................................                                    25,013
Seller financing ..............................................                                    27,252
                                                                                                 --------
Sale price ....................................................                                  $ 52,265
                                                                                                 ========

                                                                     (CONTINUED)

                                 MASTEC, INC.

     In 1996, we issued approximately 198,000 shares of common stock for an acquisition. Common stock was issued from treasury at a cost of $2.2 million.

     In 1996, we converted $11.6 million of its 12% convertible subordinated debentures into common stock. Common stock was issued from treasury at a cost of $6.1 million.

     In 1996, we purchased of an additional 3% interest in Supercanal was financed in part by the sellers for $2 million.

     In 1997, we issued approximately 1,621,000 shares of common stock for domestic acquisitions, of which 250,000 shares were issued from treasury stock at a cost of approximately $1.6 million.

     In 1997, we converted a note receivable and accrued interest thereon totaling $29 million into stock of Conecel.

     In 1998, we issued approximately 158,200 shares of common stock primarily as payment for contingent consideration related to 1997 acquisitions. In addition, we issued approximately 58,600 shares as bonuses to certain employees and fees to directors.

The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are one of the preeminent builders of internal and external voice, video, data, internet and other computer and communications networks for leading telecommunications service providers, cable television operators, Fortune 500 corporations and power companies. We design, install, construct and maintain aerial, underground and buried copper, coaxial and fiber optic cable networks as well as wireless antenna networks ("external network services"). Clients for our external network services include major domestic and international telecommunication service providers, incumbent and competitive local exchange carriers, cable television operators, long-distance carriers and wireless phone companies. We also provide external network services to the electric power industry ("power") that are similar to the services it provides to telecommunications customers. Additionally, we design, install and maintain integrated local and wide area networks and provides systems integration and other value added services ("internal network services") for corporate customers and other organizations with multiple locations.

     For the years ended, December 31, 1996, 1997 and 1998, revenue expressed as a percentage of North American revenue, generated by external network services for telecommunications service providers was 77.1%, 76.1% and 68.1%, respectively, by external network services for electric power companies was 1.3%, 5.2% and 18.0%, respectively, and by internal network services was 12.5%, 12.5% and 13.4%, respectively. We operated in 1998 principally in North America (the United States and Canada), Brazil and Spain (Brazil and Spain combined are also referred to as "International"). Combined revenue generated by International operations, as a percentage of total revenue was 39.8% in 1996, 42.8% in 1997 and 36.2% in 1998. See Note 9.

     On December 31, 1998, we sold our Spanish operations, whose principal customer was Telefonica.

     In July and August 1997, we consummated two acquisitions that met all of the pooling of interest requirements and were recorded as such. No other agreements or commitments regarding contingent consideration or subsequent arrangements with the selling shareholders were contemplated that would have, under generally accepted accounting principles, precluded the accounting for these transactions under the pooling-of-interest method. During the first half of 1998, we advanced funds to the selling shareholders and in August 1998 commenced discussions, which culminated in the transactions described in Note
2. As a result, we revised the prior accounting to apply the purchase method. Accordingly, the consolidated financial statements include the results of operations from the dates of such acquisitions and prior years have been adjusted accordingly. The change in accounting resulted in increases in capital surplus and intangibles assets of approximately $53.0 million as of December 1997. As to the statement of income, the adjusted 1997 revenue, net income and earnings per share are $659.4 million, $34.7 million and $1.28, respectively, in comparison to the originally reported amounts of $703.4 million, $42.7 million and $1.44, respectively.

     A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     MANAGEMENT'S ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

period. The more significant estimates relate to our reserve for allowance for bad debts, accrued workers' compensation claims, and the realizability of certain intangibles and assets held for sale. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include MasTec, Inc. and its subsidiaries. All material intercompany accounts and transaction have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

     COMPREHENSIVE INCOME (LOSS). As reflected in the consolidated statement of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

     FOREIGN CURRENCY. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders' equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and its equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

     INTERNATIONAL OPERATIONS. We own interests in a number or foreign operations, primarily in Latin America, which are subject to greater political, monetary, economic and regulatory risks than its domestic operations. During January 1999 the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian REAIS. The impact of the devaluation on an operation depends on the devaluation's effect on the local economy and the ability of an operation to raise prices and/or reduce expenses. Additionally, the economies of other countries in Latin America could be adversely impacted by Brazil's economic and monetary problems. The likelihood and extent of further devaluation and deteriorating economy conditions in Brazil and other Latin American countries and the resulting impacts on MasTec's results of operations, financial position and cash flows is not known.

     REVENUE RECOGNITION. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the projects are completed. Upon completion of the projects customers provide written acceptance. Revenue generated by certain long-term construction contracts are accounted for by the percentage-of-completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. Losses, if any, on such contracts are provided for in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.

     We also provide management, coordination, consulting and administration services for construction projects. Compensation for such services is recognized ratably over the term of the service agreement.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     Potentially dilutive shares, as of December 31, 1998 which have not been included in the diluted per share calculation include 336,000 shares because their effects would be anti-dilutive due to the loss incurred by us. Accordingly, for 1998, diluted net loss per common share is the same as basic net loss per common share.

     CASH AND CASH EQUIVALENT. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. We place our temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. We have not experienced any loss to date on these investments. At December 31, 1998, we had cash and cash equivalent in Brazilian REALS of approximately $9.1 million.

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

     INTANGIBLES AND OTHER LONG LIVED ASSETS. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period ranging from 5 to 40 years, with a weighted average amortization period of 22 years. At December 31, 1997 and 1998, we had recorded intangibles primarily consisting of goodwill of $99.9 million and $142.2 million, respectively (net of accumulated amortization of $3.5 million in 1997 and $14.9 million in 1998).

     We review long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     ACCRUED INSURANCE. We are self-insured for certain property and casualty and worker's compensation exposure and, accordingly, accrues the estimated losses not otherwise covered by insurance.

     INCOME TAXES. We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. A valuation allowance is established when it is more likely than not that any or all of the deferred tax assets will not be realized.

     STOCK BASED COMPENSATION. We adopted the disclosure provision of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation (see Note 6).

     FAIR VALUE OF FINANCIAL INSTRUMENTS. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. Long-term debt is carried at face value less unamortized discount, $199.8 million at December 31, 1998. The fair value of our Senior Notes was approximately $195.0 million at December 31, 1998. We use letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

NOTE 2--ACQUISITIONS AND INVESTING ACTIVITIES

     During 1997 and 1998, we completed 11 and 12 North America acquisitions, respectively, which have been accounted for under the purchase method of accounting. Accordingly, the results of operations of acquired companies have been included in our consolidated results of operations from their respective acquisition dates. Contingent consideration, to the extent earned, will be recorded as additional goodwill. If the acquisitions had been made at the beginning of 1997 or 1998, pro forma results of operations would not have differed materially from actual results based on historical performance prior to their acquisition by us. Acquisitions made in 1998 were: M.E. Hunter, Inc. of Atlanta, Georgia, C & S Directional Boring, Inc. of Purcell, Oklahoma, Office Communications Systems, Inc. of Inglewood, California, Phasecom Systems, Inc. of Toronto, Canada, P&E Electric Company, Inc. of Nashville, Tennessee, Lessard-Nyren Utilities, Inc. of Hugo, Minnesota, Electronic Equipment Analyzers, Inc. of Raleigh, North Carolina, Cotton and Taylor of Las Vegas, Nevada, Stackhouse, Inc. of Goldsboro, North Carolina, Martin Telephone Contractors, Inc. of Cades, South Carolina, Barkers CATV Construction, Inc. of Burleson, Texas and Fiber and Cable Works, Inc. of Roanoke, Virginia, telecommunications infrastructure and utility contractors with operations primarily in the western, northern and southeastern United States as well as Canada. Of the total 1998 acquisitions, eight, two and two pertained to external network services, power and internal network

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 2--ACQUISITIONS AND INVESTING ACTIVITIES--(CONTINUED)

services, respectively. Additionally, we made four international acquisitions of telecommunications infrastructure contractors: CIDE Engenharia Ltda. of Brazil, Acietel Mexicana, S.A. of Mexico, Artcom Services, Inc. of Puerto Rico ("Artcom") and Proyco Ltda. of Colombia ("Proyco"). During 1998, we sold 87% of its Spanish operations which included Artcom and Proyco.

         We entered into agreements with certain senior management personnel at two of our operating subsidiaries. These senior managers have agreed to multi-year employment agreements and 10-year non-competition and non-solicitation agreements. Under the definitive agreements, we paid the senior managers compensation in the form of cash and common stock options. The cash portion totals approximately $33.3 million, of which approximately $13.3 million was paid in 1998 and approximately $20.0 million was paid in the first quarter of 1999. The up-front payments were paid to these managers to resolve issues arising from the original price paid for the acquisition of their businesses and issues relating to these managers' roles within our company, as well as to preserve the goodwill of the acquired business. These issues arose primarily from a significant decline in the value of the MasTec shares these managers received between the time when we bought their businesses and the expiration of the period when they were restricted from sale of the shares. Because neither these payments nor the agreements were contemplated, included or required under the original terms of the business acquisitions and could not be attributed to future services, these payments were recorded as operating expenses in 1998, rather than deferred or amortized. Additionally at December 31, 1998, we had approximately $7.1 million due from these employees which was received during February 1999.

     On April 30, 1996, we purchased from Telefonica 100% of the capital stock of Sistemas e Instalaciones de Telecomunicacion, S.A. ("Sintel"), a company engaged in telecommunications infrastructure construction services in Spain, Argentina, Chile, and Peru. In Argentina, Chile and Peru, MasTec operated through unconsolidated corporations in which it held a 50% interest. The consolidated financial statements have been adjusted to correct the effect of the matter described in paragraph 4 of Sintel's auditors report. On December 31, 1998, we sold 87% of its Spanish operations to a group of investors. The investor group included the chief executive officer of Sintel and a member of its board of directors. We received $0.9 million (130.5 million pesetas at an exchange rate of 142 pesetas to the dollar) on the date of closing and through March 31, 1999 has received $10.2 million. The sale included the assumption of our remaining indebtedness to Telefonica for the purchase of the Spanish operations of $25.0 million (3.6 billion pesetas), for which we are not contingently liable.

     The following information presents the unaudited pro forma condensed results of operations for the years ended December 31, 1997 and 1998 as if our disposition of our Spanish Operations had occurred in January 1997.

                                              PRO FORMA RESULTS OF
                                                    OPERATIONS
                                          FOR THE YEARS ENDED DECEMBER
                                                       31,
                                          -----------------------------
                                               1997            1998
                                          -------------   -------------
                                                 (IN THOUSANDS)
   Revenue ............................     $ 451,946       $ 811,582
   Net income .........................        25,881           4,962
   Basic earnings .....................          0.98            0.18
   Diluted earnings per share .........          0.96            0.18

     On July 31, 1997, we completed our acquisition of 51% of MasTec Inepar S/A-Sistemas de Telecomunicacoes ("MasTec Inepar"), a newly formed Brazilian telecommunications infrastructure contractor, for 250,000 shares of common stock and $29.4 million in cash, of which $7.3 million remains outstanding.

     Subsequent to December 31, 1998, we signed letters of intent to acquire two external network and one internal network services contractors, subject to a number of conditions.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 2--ACQUISITIONS AND INVESTING ACTIVITIES--(CONTINUED)

     Common stock issued in acquisitions is valued based upon the market price of the common stock around the date of purchase or the date the purchase price is determined.

NOTE 3--ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of $3.1 million, $3.1 million, and $7.3 million at December 31, 1996, 1997 and 1998, respectively. We recorded a provision for doubtful accounts of $1.2 million, $5.3 million and $4.5 million during 1996, 1997 and 1998, respectively. In addition, we recorded write-offs of $0.1 million, $5.3 million and $0.3 million during 1996, 1997 and 1998, respectively.

     Accounts receivable include retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $10.2 million and $16.1 million at December 31, 1997 and 1998, respectively. Retainage is expected to be collected within one year. Any retainage expected beyond a year is recorded in long-term other assets.

     Included in accounts receivable is unbilled revenue of $97.5 million and $83.3 million at December 31, 1997 and 1998, respectively. Such unbilled amounts represent work performed but not billable to customers as per individual contract terms, of which $49.5 million and $45.2 million at December 31, 1997 and 1998, respectively, are related to our Brazilian operations. Unbilled revenue is typically billed within one to two months.

     During 1998, we entered into a financing agreement to provide financing to a customer. As of December 31, 1998, we had $41.8 million outstanding under this agreement, of which approximately $30.0 million and $11.8 million is reflected in accounts receivable and other current assets, respectively, in the accompanying consolidated balance sheet as of December 31, 1998. We will terminate the financing agreement as of April 30, 1999.

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of December 31, 1997 and 1998 (in thousands):

                                                                              ESTIMATED
                                                                             USEFUL LIVES
                                                  1997           1998         (IN YEARS)
                                              ------------   ------------   -------------
   Land ...................................    $   8,430      $   7,950
   Buildings and improvements .............        9,474          9,961        5 - 20
   Machinery and equipment ................       97,727        168,484        3 - 7
   Office furniture and equipment .........        5,810          9,299        3 - 5
                                               ---------      ---------
                                                 121,441        195,694
   Less--accumulated depreciation .........      (35,332)       (58,312)
                                               ---------      ---------
                                               $  86,109      $ 137,382
                                               =========      =========

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 5--DEBT

     Debt is comprised of the following at December 31, (in thousands):

                                                                                1997           1998
                                                                            ------------   -----------
   Revolving Credit Facility, at LIBOR plus 1.50% (6.96% at
    December 31, 1997 and 7.06% at December 31, 1998) ...................    $  83,010      $ 106,300
   Revolving Credit Facility, at MIBOR plus 0.30 (5.60% at
    December 31, 1997) ..................................................       10,894             --
   Other Spanish bank facilities at interest rates from 5.65% to 6.75% ..       17,438             --
   Other bank facilities at LIBOR plus 1.25% (6.31% at
    December 31, 1998) ..................................................           --          6,206
   Notes payable for equipment, at interest rates from 7.5% to 8.5% due
    in installments through the year 2000 ...............................       14,500          6,145
   Notes payable for acquisitions, at interest rates from 7% to 8% due in
    installments through February 2000 ..................................       23,215          3,431
   Senior Notes, 7.75% due February 2008 ................................           --        199,750
                                                                             ---------      ---------
   Total debt ...........................................................      149,057        321,832
   Less current maturities ..............................................      (54,562)       (11,143)
                                                                             ---------      ---------
   Long-term debt .......................................................    $  94,495      $ 310,689
                                                                             =========      =========

     In June 1997, we entered into a revolving line of credit agreement with a group of banks as amended, (the "Credit Facility"). The Credit Facility provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2000. Upon written request by us and at the bank's sole discretion, the maturity date of the Credit Facility may be extended for successive annual periods up to a final maturity date of June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants.

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

     We had outstanding $18.7 million in standby letters of credit as of December 31, 1998.

     On January 30, 1998, we issued $200.0 million, 7.75% senior subordinated notes (the "Senior Notes") due in February 2008 with interest due semi-annually. The net proceeds were used primarily for acquisitions and other corporate purposes.

     The Credit Facility and the Senior Notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the Senior Notes, and engaging in certain mergers or combinations without the prior written

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 5--DEBT--(CONTINUED)

consent of the lenders. The Credit Facility also provides that we must maintain certain financial ratio coverage, requiring, among other things minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.

     At December 31, 1998 debt matures as follows:

  1999 ......................    $ 11,143
  2000 ......................     109,063
  2001 ......................       1,503
  2002 ......................         345
  2003 ......................          28
  Thereafter ................     199,750
                                 --------
                                 $321,832
                                 ========

NOTE 6--STOCK OPTION PLANS

     Shares underlying stock options and exercise prices have been adjusted to reflect the three-for-two stock split declared in 1997 by the Board of Directors. Our only stock option plans currently in effect are the 1994 Stock Incentive Plan (the "1994 Plan") and the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). Under our 1976 stock option plan, there are 5,250 shares available for grant and have been reserved for and may still be issued in accordance with the terms of such plan.

     The 1994 Plan authorizes the grant of options or awards of restricted stock up to 2,500,000 shares of our common stock, of which 500,000 shares may be awarded as restricted stock. As of December 31, 1998, options to purchase 1,567,695 (net of 464,255 stock options cancelled) shares had been granted under the 1994 Plan. Options are exercisable at prices and over periods established by the Compensation Committee of the Board of Directors and must be exercised no later than 10 years from the date of grant.

     The Directors' Plan authorizes the grant of options to purchase up to 600,000 shares of our common stock to the non-employee members of our Board of Directors. Options to purchase 142,500 shares have been granted to Board members through 1998. The options granted become exercisable ratably over a three year period from the date of grant and may be exercised for a period of up to ten years beginning the year after the date of grant at an exercise price equal to the fair market value of such shares on the date the option is granted.

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

     In connection with two acquisitions completed during 1997, options to purchase 900,000 shares of our common stock at prices ranging from $17.50 to $20.19 were granted to individuals during 1998 outside the 1994 Plan subject to varying vesting schedules.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 6--STOCK OPTION PLANS--(CONTINUED)

     The following is a summary of all stock option transactions:

                                                                                                        WEIGHTED
                                                                                                      AVERAGE FAIR
                                                                 WEIGHTED                               VALUE OF
                                                 STOCK            AVERAGE                               OPTIONS
                                                OPTIONS       EXERCISE PRICE      EXERCISE PRICE        GRANTED
                                             -------------   ----------------   ------------------   -------------
   Outstanding December 31, 1995 .........       676,800          $ 6.33        $ 0.10 - $ 8.92
   Granted ...............................       306,000           17.05          7.42 -  28.58          $ 9.23
   Exercised .............................       (82,200)           6.38          0.10 -   8.92
   Canceled ..............................        (2,700)           5.29          5.29 -   8.92
                                                 -------          ------        ---------------
   Outstanding December 31, 1996 .........       897,900            9.98          0.10 -  28.58
   Granted ...............................     1,254,950           24.96         21.09 -  48.19          $19.97
   Exercised .............................      (201,950)           5.58          0.10 -  21.83
   Canceled ..............................      (343,475)          23.62          5.29 -  48.19
                                               ---------          ------        ---------------
   Outstanding December 31, 1997 .........     1,607,425           17.06          0.10 -  31.63
   Granted ...............................     1,234,250           19.17         12.97 -  31.88          $13.29
   Exercised .............................      (101,990)          11.38          1.33 -  21.09
   Canceled ..............................      (110,580)          19.47          5.29 -  31.63
                                               ---------          ------        ---------------
   Outstanding December 31, 1998 .........     2,629,105          $18.32        $ 0.10 - $31.88
                                               =========          ======        ===============

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                 STOCK OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     -------------------------------------------------   ---------------------------
                                            WEIGHTED         WEIGHTED                       WEIGHTED
     RANGE OF                                AVERAGE          AVERAGE                       AVERAGE
     EXERCISE           NUMBER OF           REMAINING        EXERCISE       NUMBER OF       EXERCISE
      PRICES          STOCK OPTIONS     CONTRACTUAL LIFE       PRICE      STOCK OPTIONS      PRICE
------------------   ---------------   ------------------   ----------   ---------------   ---------
     .10 - .10              3,600                  4.50       $ 0.10            3,600       $ 0.10
    3.83 - 5.29            94,200                  5.19         4.83           35,700         5.29
    6.83 - 9.81           327,430                  6.41         8.66          181,330         8.73
   12.97 - 17.50          532,500                  9.98        17.34          166,667        17.50
   20.19 - 31.88        1,671,375                  8.62        21.32          674,911        21.09
                        ---------                  ----       ------          -------       ------
                        2,629,105                  8.49       $18.32        1,062,208       $17.82
                        =========                  ====       ======        =========       ======

     We have reflected below the 1996, 1997 and 1998 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The fair value of each option grant was estimated using the BlackScholes option-pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively: a five, six and five year expected life for 1996, 1997 and 1998, respectively; volatility factors of 57%, 82% and 72%, respectively; risk-free interest rates of 6.1%, 5.5% and 4.3%, respectively; and no dividend payments.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 6--STOCK OPTION PLANS--(CONTINUED)

     Had compensation cost for our options plans been determined and recorded in accordance with SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                           1996         1997           1998
                                        ----------   ----------   -------------
   Net income (loss):
   As reported ......................    $30,065      $34,664       $ (13,915)
                                         =======      =======       =========
   Pro forma ........................    $29,211      $28,797       $ (28,472)
                                         =======      =======       =========
   Basic earnings (loss) per share:
   As reported ......................    $  1.22      $  1.31       $   (0.51)
   Pro forma ........................    $  1.18      $  1.09       $   (1.04)
   Diluted earnings (loss) per share:
   As reported ......................    $  1.20      $  1.28       $   (0.51)
   Pro forma ........................    $  1.16      $  1.07       $   (1.04)

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

NOTE 7--INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                             1996         1997         1998
                                          ----------   ---------   -----------
   Current:
    Federal ...........................    $ 10,891     $ 9,583      $(3,876)
    Foreign ...........................       5,347       4,465        1,376
    State and local ...................       1,536       1,670          536
                                           --------     -------      -------
                                             17,774      15,718       (1,964)
                                           --------     -------      -------
   Deferred:
    Federal ...........................      (1,965)      2,730        9,193
    Foreign ...........................          --       2,040        5,430
    State and local ...................        (218)        456         (109)
                                           --------     -------      -------
                                             (2,183)      5,226       14,514
                                           --------     -------      -------
   Provision for income taxes .........    $ 15,591     $20,944      $12,550
                                           ========     =======      =======

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 7--INCOME TAXES--(CONTINUED)

     The tax effects of significant items comprising our net deferred tax liability as of December 31, 1997 and 1998 are as follows (in thousands):

                                                                1997           1998
                                                            ------------   ------------
   Deferred tax assets:
    Non-compete .........................................     $     --       $  6,068
    Bad debts ...........................................        1,104          2,694
    Accrued self insurance ..............................        2,100          4,655
    Operating loss and tax credit carry forward .........        1,565          1,186
    All other ...........................................        6,446          4,762
                                                              --------       --------
   Total deferred tax assets ............................       11,215         19,365
                                                              --------       --------
   Deferred tax liabilities:
    Installment sale ....................................           --          7,452
    Accounts receivable retainage .......................        3,866          6,891
    Property and equipment ..............................        7,536         12,737
    Asset re-evaluations ................................        6,066          5,901
    All other ...........................................            5          3,328
                                                              --------       --------
   Total deferred tax liabilities .......................       17,473         36,309
    Valuation allowance .................................        1,376            211
                                                              --------       --------
   Net deferred tax liability ...........................     $ (7,634)      $(17,155)
                                                              ========       ========

     The net deferred tax liability includes deferred items resulting from acquisitions made during the period which are not reflected as part of the deferred tax provision. Deferred tax assets of $1.2 million for 1997 have been recorded in current assets in the accompanying consolidated financial statements. The net change in the valuation allowance for deferred tax assets was a decrease of $1.2 million, resulting from a purchase accounting adjustment whose effect was to reduce an intangible asset and did not impact our effective tax rate.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                                      L996     1997      1998
                                                                     ------   ------   --------
   U.S. statutory federal rate applied to pretax income ..........     35%      35%        35%
   State and local income taxes ..................................      2        2         10
   Effect of non-U.S. tax rates ..................................     (1)      (1)       (23)
   Amortization of intangibles ...................................     --       --         58
   Gain on sale of Spanish operations ............................     --       --        329
   Non-deductible expenses .......................................     --       --         37
   Other .........................................................      1        1         33
                                                                       --       --        ---
   Provision for income taxes ....................................     37%      37%       479%
                                                                       ==       ==        ===

     No provision has been made for the years ended December 31, 1997 and 1998 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries since it is our intention to utilize those

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 7--INCOME TAXES--(CONTINUED)

earnings in the foreign operations for an indefinite period of time. During 1998, we sold our interest in our Spanish operations which resulted in a tax liability of $7.8 million primarily due to the difference between book and tax bases of our U.S. holding company for our Spanish operations. At December 31, 1998, undistributed earnings of the remaining foreign subsidiaries amounted to $11.8 million. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $0.2 million would be required.

     The Internal Revenue Service (the "IRS") examined the tax returns for the fiscal years ended April 30, 1989 through April 30, 1993. During 1998, the IRS concluded its examination which resulted in a payment of approximately $150,000. The IRS is currently reviewing the tax returns filed by us for the years ended December 31, 1995 and 1996. No adjustments have been proposed to date related to this review.

NOTE 8--CAPITAL STOCK

     We have authorized 100,000,000 shares of common stock, $0.10 par value. At December 31, 1997 and 1998, approximately 28,056,000 and 27,382,000 shares of common stock were issued, 27,580,000 and 27,382,000 shares were outstanding (adjusted for the stock split), respectively, and 476,000 and 0 were held in treasury, at cost (after giving effect to the stock split paid in the form of a dividend from treasury stock), respectively. At December 31, 1997 and 1998, MasTec had 5,000,000 shares of authorized but unissued preferred stock.

NOTE 9--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

     We derive a substantial portion of its revenue from providing telecommunications infrastructure services to Telefonica, BellSouth and Telebras. For the year ended December 31, 1996, approximately 31% and 13% of our revenue was derived from services performed for Telefonica and BellSouth, respectively. For the year ended December 31, 1997, approximately 27%, 13% and 11% of our revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. For the year ended December 31, 1998, approximately 19%, 7% and 8% of MasTec's revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. For the year ended December 31, 1997, revenue generated from Telebras is included from August 1, 1997 (See Note 2). For the year ended December 31, 1998, revenue generated from Telebras is included from January 1, 1998 through July 31, 1998, subsequent to that period Telebras was privatized and divided into more than eight unaffiliated companies owned by private investors. Accounts receivable from our three largest customers approximated $192.0 million at December 31, 1997.

     EXTERNAL NETWORK SERVICES. Our principal domestic business consists of external network services for telecommunications providers, including incumbent and competitive local exchange carriers, cable television operators, long-distance carriers and wireless communications providers. External network services consist of all of the services necessary to design, install and maintain the physical facilities used to provide telecommunications services from the provider's cable head-end to the ultimate consumer's home or business. These services include the placing and splicing of cable, the excavation of trenches in which to place the cable, the placing of related structures such as poles, anchors, conduits, manholes, cabinets and closures, the placing of drop lines from the main transmission lines to the customer's home

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 9--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS--(CONTINUED)

or business, and the maintenance and removal of these facilities. We have developed expertise in directional boring, a highly specialized and increasingly common method of placing buried cable networks in congested urban markets without digging a trench. Services to many of these customers are provided under exclusive master contracts with two to three year initial terms expiring at various dates.

     We provide a full range of external network services to its telecommunications company customers, although certain of our customers handle certain of these services in-house. Our customers generally supply materials such as cable, conduit and telephone equipment, and we provide the expertise, personnel, tools and equipment necessary to perform the required installation and maintenance services.

     INTERNAL NETWORK SERVICES. We provide design, installation and maintenance of internal networks linking the customers' voice, video, data and internet computer and communications networks at multiple locations. We also provide systems integration services, which involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. Internal network services is less capital intensive than external network construction but requires a more technically proficient work force. We provide these services to its customers nationwide, primarily on the east and west coasts of the United States.

     EXTERNAL NETWORK ENERGY. We provide external network services to power companies, including investor-owned utilities and rural cooperatives. These services, which are substantially similar to the external network services provided to telecommunications companies, include overhead and underground construction and maintenance of electrical and other utilities transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. The work often involves the installation and splicing of high-voltage transmission and distribution lines. Services to many of these customers are provided under exclusive master contracts with two to three year initial terms expiring at various dates, as well as on a project by project basis awarded under competitive bidding and individual negotiations. We currently have 42 master service agreements with power companies.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 9--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS--(CONTINUED)

     The following table set forth, for each of 1996, 1997 and 1998, certain information about segment results of operations and segment assets (in thousands).

                                    EXTERNAL        INTERNAL   EXTERNAL
                               TELECOMMUNICATIONS    NETWORK    ENERGY
             1996                   NETWORKS        SERVICES   NETWORKS   INTERNATIONAL(1)    OTHER(2)    CONSOLIDATED
----------------------------- -------------------- ---------- ---------- ------------------ ------------ -------------
          (RESTATED)
Revenue .....................       $219,820        $35,524     $3,773        $188,155       $  25,528      $472,800
                                    ========        =======     ======        ========       =========      ========
Operating income (loss) .....         36,099          4,303        566          19,733         (10,759)       49,942
Depreciation and
  amortization ..............          8,718            484        523           2,058             217        12,000
Total assets ................        106,685         16,140      2,890         311,187          46,116       483,018
Capital expenditures ........          3,714            689        320              --           2,336         7,059

                                    EXTERNAL        INTERNAL   EXTERNAL
                               TELECOMMUNICATIONS    NETWORK    ENERGY
             1997                   NETWORKS        SERVICES   NETWORKS   INTERNATIONAL(1)    OTHER(2)    CONSOLIDATED
----------------------------- -------------------- ---------- ---------- ------------------ ------------ -------------
          (RESTATED)
Revenue .....................       $286,814        $47,285    $19,693        $282,393       $  23,254      $659,439
                                    ========        =======    =======        ========       =========      ========
Operating income (loss) .....         44,794          4,865        607          21,450         (14,233)       57,483
Depreciation and
amortization ................         16,210          1,022      2,888           3,403             332        23,855
Total assets ................        194,245         51,606     33,250         325,458          25,665       630,224
Capital expenditures ........         16,387          1,113      1,223           1,879             932        21,534

                                    EXTERNAL         INTERNAL    EXTERNAL
                               TELECOMMUNICATIONS     NETWORK     ENERGY
             1998                   NETWORKS         SERVICES    NETWORKS   INTERNATIONAL(1)    OTHER(2)    CONSOLIDATED
----------------------------- -------------------- ------------ ---------- ------------------ ------------ -------------
Revenue .....................       $455,798        $  89,687    $120,218       $379,294       $   3,925    $1,048,922
                                    ========        =========    ========       ========       =========    ==========
Operating income (loss) .....         33,258          (11,460)     10,910         15,167         (19,615)       28,260
Depreciation and
amortization ................         24,600            1,617      10,095          6,029             972        43,313
Total assets ................        299,952           61,185      87,181        186,023          97,880       732,221
Capital expenditures ........         41,946            2,361      25,872          5,003           1,263        76,445

----------------
(1) For 1996, international includes our Spanish operations and $41.1 million in assets related to other international entities. As of December 31, 1998 international consists primarily of our Brazilian operations. For the year ended December 31, 1997, revenue, depreciation and amortization, and operating profit was $74.9 million, $390,000 and $9.6 million, respectively, for Brazil and $207.5 million, $3.0 million and $11.8 million, respectively, for Spain. As of December 31, 1997, assets and capital expenditures consisted of $93.4 million and $0, respectively, for Brazil, $195.2 million and $1.9 million, respectively, for Spain and $36.9 million related to other international entities. For the year ended
    December 31, 1998 revenue, depreciation and amortization, and operating profit (loss) was $142.0 million, $3.3 million, and $15.3 million, respectively for Brazil and $237.3 million, $2.7 million and $(134,000), respectively, for Spain. As of December 31, 1998 total assets consisted of $117.2 million for Brazil, capital expenditures consisted of $3.5 million for Brazil and $1.5 million for Spain, and total assets of $68.8 million related to our other international entities, which includes a note receivable of $25.8 million in connection with the sale of our Spanish operations.

(2) Consists of non-core construction and corporate operations.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 9--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS--(CONTINUED)

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

NOTE 10--COMMITMENTS AND CONTINGENCIES

     In December 1990, Albert H. Kahn, a stockholder of ours, filed a purported class action and derivative suit in Delaware state court against us, the then-members of our Board of Directors, and National Beverage Corporation ("NBC"), our then-largest stockholder. The complaint alleges, among other things, that our Board of Directors and NBC breached their respective fiduciary duties in approving certain transactions.

     In November 1993, Mr. Kahn filed a class action and derivative complaint against us, the then members of our Board of Directors, and Jorge L. Mas, Jorge Mas and Juan Carlos Mas, our principal shareholders. The 1993 lawsuit alleges, among other things, that our Board of Directors and NBC breached their respective fiduciary duties by approving the terms of the acquisition of MasTec by the Mas family, and that the Mas family had knowledge of the fiduciary duties owed by NBC and our Board of Directors and knowingly and substantially participated in the breach of these duties. The lawsuit also claims derivatively that each member of our Board of Directors engaged in mismanagement, waste and breach of fiduciary duties in managing our affairs prior to the acquisition by the Mas Family.

     In December 1999 the parties to these lawsuits entered into a stipulation of settlement that ends these matters without liability to us. Under the settlement, the cases will be dismissed with prejudice and we will be released from further liability. The settlement must still be approved by the Delaware court before which these actions are pending.

     In November 1997, Church & Tower filed a lawsuit against Miami-Dade County (the "County") in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against us and is seeking damages. The County also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. We are vigorously pursuing this lawsuit and believe that we will not incur any material liability from this lawsuit.

     We are a party to other pending legal proceedings arising in the normal course of business, none of which MasTec believes is material to our financial position or results of operations.

     Federal, state and local laws and regulations govern our operation of underground fuel storage tanks. We are in the process of removing, restoring and upgrading these tanks, as required by applicable

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 10--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

laws, and has identified certain tanks and surrounding soil which will require remedial cleanups. The cost of these cleanups is not expected to be material.

     In connection with certain contracts, we have signed certain agreements of indemnity in the aggregate amount of approximately $194.4 million, of which approximately $145.3 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts.

     During 1998, we provided a customer financing in connection with the sale of its services. As of December 31, 1998, we had $41.8 million outstanding under this agreement. We anticipate that it will provide an additional $8.0 million of financing under this agreement. We expect to terminate the financing agreement as of April 30, 1999.

     We have entered into an agreement to expand the telephone network of the Nicaraguan telephone company. We are not currently rendering construction services in Nicaragua and is seeking non-recourse outside financing for the project before proceeding.

     We have committed to continue developing a PCS cellular phone system through its investment in Paraguay. We anticipate investing approximately $13.0 million for the development of this system over the next 12 months.

     We announced a stock repurchase program in April 1998. Through December 31, 1998, we purchased a total of 667,000 shares at an average price of $20.58. The Credit Facility restricts the amount of shares that we may repurchase up to an additional amount of $5.5 million (see Note 5).

     Our current and future operations and investments in certain foreign countries are generally subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. We cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on our international operations.

NOTE 11--ASSETS HELD FOR SALE

     In previous years, we recorded a charge of $23.1 million to adjust the carrying values of its real estate investment to estimated net realizable value based on offers received to dispose of certain real estate investments in a bulk transaction. Included in assets held for sale in the accompanying balance sheet is approximately $10.5 million of real estate at December 31, 1998. We are actively marketing this real estate and expect to dispose of substantially all these assets in 1999.

     We have a 28% voting interest in Supercanal Holding, S.A. ("Supercanal"), a holding company of numerous cable television operators predominately in Argentina. We only had one representative on Supercanal's nine member Board of Directors and we are one of only three shareholders in Supercanal. The other two shareholders, holding 72% of Supercanal's outstanding common stock have operational control over Supercanal and are parties to a stockholders' agreement providing for voting agreement

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 11--ASSETS HELD FOR SALE--(CONTINUED)

over fundamental board and stockholder decisions. We do not, therefore, exercise significant influence over the management of Supercanal. During 1998, we contributed an additional $1.7 million. Based on the most recent available financial information, for the nine months ended September 30, 1998, Supercanal incurred losses of $53.0 million (unaudited) and reflected a shareholders' deficiency of $5.0 million (unaudited).

     In July 1995, we made a $25 million non-recourse term loan collateralized by 40% of the capital stock of a holding company that owned 52.6% of the capital stock of Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of two cellular phone operators in the Republic of Ecuador. In June 1997, we converted our loan and accrued interest into the stock of the holding company, representing approximately 40% of the outstanding stock of the holding company. In December 1997, we sold our investment in the holding company for $20.0 million in cash and 7.5 million shares of Conecel common stock (representing approximately 10% of the outstanding common stock of Conecel) valued at $25.0 million. Accordingly, we recognized a gain of $4.4 million net of tax based on the percent of cash received to the total transaction value.

     During January 1999, we engaged investment bankers to dispose of our investments in Supercanal and Conecel which have a carrying value at December 31, 1998 of $33.9 million. We also have other international investments with a carrying value of $5.6 million recorded as assets held for sale as of December 31, 1998. We estimate that the carrying value of such assets held for sale will be realized upon their ultimate disposition.

                                 MASTEC, INC.

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 12--QUARTERLY INFORMATION (UNAUDITED)

     The following table presents unaudited quarterly operating results for the two years ended December 31, 1998. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1997 and 1998. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. Quarterly results have been adjusted to reflect the application of purchase accounting to acquisitions previously accounted for as pooling of interests (see Note 1).

                                                   1997
                                                (RESTATED)                                         1998
                                               QUARTER ENDED                                   QUARTER ENDED
                              ----------------------------------------------- -----------------------------------------------
                                 MAR 31      JUN 30      SEP 30      DEC 31      MAR 31      JUN 30      SEP 30      DEC 31
                              ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenue .....................  $130,143    $141,499    $184,562    $203,235    $ 186,095   $246,106    $288,606    $ 328,115
Gross profit, excluding
 depreciation and
 amortization ...............    36,928      39,675      41,688      44,918       33,129     59,878    $ 70,093       82,710
Operating income (loss) .....    15,495      17,614      16,772       7,602      (13,599)    20,011      26,289       (4,441)
Net income (loss) ...........     9,287      10,826       8,498       6,053      (12,099)     9,395      13,413      (24,624)
Basic earnings (loss)
 per share ..................  $   0.36    $   0.42    $   0.32    $   0.22    $   (0.44)  $   0.34    $   0.49    $   (0.90)
Diluted earnings (loss)
 per share ..................  $   0.36    $   0.41    $   0.31    $   0.22    $   (0.44)  $   0.33    $   0.48    $   (0.90)

     We believe that the effects of inflation have not had a significant impact on our results of operations or financial condition. Our results of operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters.

     During the third quarter of 1997, we commenced operations in Brazil, through our subsidiary MasTec Inepar.

     During the fourth quarter of 1997, we sold at a gain of $4.4 million net of taxes a portion of Conecel.

     First quarter of 1998 was negatively affected by severe weather, $4.0 million related to provisions for bad debt recorded in our North American operations and $13.4 million of severance expenses related to our Spanish operations.

     During the fourth quarter of 1998, we sold at a loss of $9.2 million ($17.0 million net of taxes) 87% of our Spanish operations.

     During the fourth quarter of 1998, we recorded a $33.8 million compensation charge for senior management at certain operating subsidiaries, $4.5 million for losses on a non-core contract, $1.4 million for startup costs and $500,000 associated with bad debts reserves.

                    * * * * * * * * * * * *

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MASTEC, INC.

Date: February 4, 2000               By: /S/ CARMEN M. SABATER
                                         ---------------------
                                         Carmen M. Sabater
                                         Senior Vice President - Chief Financial
                                         Officer