Form 10-K
period 1999-12-31
MASTEC INC
filed 2000-02-04
CIK 15615

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NUMBER 0-3797

                                  (MASTEC LOGO)

                                  MASTEC, INC.
             (Exact name of registrant as specified in its charter)

             FLORIDA                                   65-0829355
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

3155 N.W. 77TH AVENUE, MIAMI, FL 33122-1205             (305) 599-1800
 (Address of principal executive offices)        (Registrant's telephone number,
                                                      including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock outstanding as of February 1, 2000 was 28,306,087. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $47.4375 closing price for the registrant's Common Stock on the New York Stock Exchange on February 1, 2000 was approximately $683,850,034. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S PROXY STATEMENT RELATING TO THE 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE.

--------------------------------------------------------------------------------

         THE FOLLOWING STATEMENT IS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS DESCRIBED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. MASTEC, INC. AND SUBSIDIARIES ("MASTEC" OR THE "COMPANY") MAY MAKE CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS REGARDING OUR FUTURE GROWTH AND PROFITABILITY, OUR COMPETITIVE STRENGTHS AND BUSINESS STRATEGIES, AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES THAT WE SERVE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING RAPID TECHNOLOGICAL AND REGULATORY CHANGES IN THE INDUSTRIES WE SERVE, THE FINANCIAL RESOURCES OF OUR CUSTOMERS, OUR NUMEROUS COMPETITORS AND THE FEW BARRIERS TO ENTRY FOR POTENTIAL COMPETITORS, THE SHORT-TERM NATURE OF MANY OF OUR CONTRACTS, THE SEASONALITY AND QUARTERLY VARIATIONS WE EXPERIENCE IN OUR REVENUE, OUR UNCERTAIN REVENUE GROWTH, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO EXPAND OUR INFRASTRUCTURE AND MANAGE OUR GROWTH, OUR ABILITY TO IDENTIFY, FINANCE AND INTEGRATE ACQUISITIONS, OUR FOREIGN OPERATIONS AND INVESTMENTS AND THE RESTRICTIONS IMPOSED BY OUR CREDIT FACILITY, AMONG OTHERS. IF ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR IF ANY OF THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US. THESE AND OTHER RISKS ARE DETAILED IN THIS ANNUAL REPORT ON FORM 10-K AND IN OTHER DOCUMENTS FILED BY US WITH THE SECURITIES AND EXCHANGE COMMISSION. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

                                    BUSINESS

GENERAL

         We design, build, install and maintain internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. Based on revenue, we are the largest end-to-end telecommunications and energy infrastructure service provider in North America. We offer comprehensive network infrastructure solutions to a diverse group of customers, enabling our customers to connect with their customers.

         Currently, we operate from approximately 200 locations throughout North America, which accounted for 95% of our revenue for the year ended December 31, 1999. Our revenue and operating income have grown significantly in the past five years through both acquisitions and internal growth. Over the past five years, our consolidated revenue has grown at a compounded annual growth rate of 55% and our consolidated operating income has grown at a compounded annual rate of 61%. Our 1999 growth was achieved primarily through internal growth.

         We are organized into eight service lines centered around our customers, which include some of the largest and most prominent companies in the telecommunications and energy fields. Our customers include:

         o        incumbent local exchange carriers,

         o        competitive local exchange carriers,

         o        cable television operators,

         o        long distance carriers,

         o        wireless phone companies,

         o        telecommunications equipment vendors,

         o        co-location facilities providers,

         o        public and private energy companies and

         o        financial institutions and other Fortune 500 companies.

Representative customers are:

         BellSouth Telecommunications, Inc.  Global Crossing, Ltd.
         SBC Communications, Inc.            Williams Communications Group, Inc.
         GTE Corporation                     AT&T Corp.
         Sprint Corp.                        Charter Cable, Inc.
         US West, Inc.                       Time Warner, Inc.
         Qwest Communications, Inc.          Winstar Communications Inc.
         Telergy, Inc.                       NEC Corp.
         Enron Corp.                         Carolina Power and Light Co.
         Level 3 Communications              First Union National Bank

         BellSouth accounted for approximately 12% of our revenue for the year ended December 31, 1999. Our top 10 customers combined accounted for approximately 42% of our domestic revenue.

INDUSTRY OVERVIEW

         Our industry is experiencing a number of trends that we believe will lead to a significant increase in the demand for our services over the next several years.

         INCREASED DEMAND FOR BANDWIDTH. Recent increased growth in telecommunications voice, video and data traffic, electronic commerce, and in the transmission of high quality information, entertainment and other content over the Internet, coupled with increased use of and reliance on personal computers, has enhanced the need for greater bandwidth. Market research analysts estimate that at the end of 1998, 25 million U.S. households were online, implying a 24% household penetration. This number is expected to have reached 30 million by year-end 1999 and over 58 million by 2004 (55% of households). The total number of U.S. Internet users (business and residential) is anticipated to reach 126 million in 2004. We believe 50% of these users will access the network by means of a broadband technology.

         Because of the physical limitations of existing network facilities, telecommunications providers and cable television system operators are upgrading facilities with new and innovative technology, expanding and, in many cases, replacing the existing telecommunications infrastructure to allow for increased bandwidth. The "race for the last mile", increased upgrades and maintenance of existing networks are expected to drive further capital spending growth by our customers even after substantial completion of their backbone networks.

         INCREASED OUTSOURCING OF INFRASTRUCTURE NEEDS. Telecommunication service providers are entering new geographic and product markets and offering bundled services that once were offered separately. Additionally, a growing number of energy companies are exploring ventures in the telecommunications industry to maximize the value of their rights of way. Consolidation and deregulation in the telecommunications industry has created integrated, geographically diverse companies who have combined assets to compete in the changing marketplace. These providers are focusing on the increased range of their core competencies of providing telecommunications and energy services and are increasingly outsourcing infrastructure needs.

         INCREASED DEMAND FOR COMPREHENSIVE SOLUTIONS. Increased competition and the resulting increase in investment in infrastructure and content by telecommunications and other service providers have led to greater concerns about the quality and reliability of infrastructure providers. We believe that our customers increasingly are seeking comprehensive end-to-end solutions to their infrastructure needs by turning to fewer qualified infrastructure service providers who have the size, financial capability and technical expertise to deliver a quality and reliable network on time. These customers are seeking service providers that can build out large and complex networks quickly, with a high level of quality and who can rapidly mobilize their capital equipment, financial assets and personnel to respond effectively to the increasing scale and time constraints of customer demands.

COMPETITIVE STRENGTHS

         We have positioned ourselves to take advantage of these trends by emphasizing the following competitive strengths:

         NATIONAL FOOTPRINT AND NAME RECOGNITION. We have significantly broadened our geographic presence in recent years and believe we are capable of servicing customers across the United States and Canada. We are continuing to develop the brand name "MasTec" across all of our operating units nationwide to further position ourselves as an integrated, national company.

         END-TO-END SOLUTIONS. We believe we are one of the few infrastructure providers capable of providing all of the design, building, installation and maintenance services necessary for a complete telecommunications network starting from a transmission point, such as a telephone company central office or cable television head-end, and running through aerial, underground and buried cables or through wireless transmission to the ultimate end users' voice and data ports, computer terminals, cable outlets or cellular stations.

         TECHNICAL EXPERTISE AND RELIABLE CUSTOMER SERVICE. We believe that we have established a reputation for quality and reliability, technical expertise and operating and financial efficiency. We believe that our reputation among our customers should give us an advantage in securing larger, more technically complex infrastructure projects, a greater volume of business from our existing customers and new customers.

         DIVERSE AND LONG-STANDING CUSTOMER BASE. We have a diverse customer base that allows us to capitalize on the wide range of technological advances and other market developments that drive capital spending by our customers. We have continually provided services to our top 10 customers for an average of more than 15 years. We believe that our diverse and long-standing customer base makes us less susceptible to downturns in any particular geographic region or industry sector.

         EXPERIENCED MANAGEMENT. We have a strong management team to continue executing our growth strategy. Our management team has the operational, business development and financial knowledge and experience to anticipate trends in our industry and to consistently meet and exceed our clients' expectations for comprehensive and reliable solutions.

GROWTH STRATEGY

         The key elements of our growth strategy are as follows:

         EXPAND EXISTING CUSTOMER RELATIONSHIPS AND PURSUE NEW CUSTOMERS. We believe that our customers increasingly are seeking single national vendors to provide all of their telecommunications and energy infrastructure services needs. Consequently, we actively market our national footprint and comprehensive service offerings to our existing and potential customers and focus on increasing the range of services we provide. We also team with engineering firms, equipment suppliers and other vendors to provide turnkey services to our customers.

         CONTINUE TO ACHIEVE OPERATING EFFICIENCIES. We intend to continue to improve our profitability by focusing on ways to achieve cost savings, economies of scale and improved asset and personnel utilization. We have realigned our North American operations along service and customer lines to focus on our core businesses and instituted a program to improve efficiency and productivity by leveraging existing administrative personnel to support increased growth. We also intend to further develop and expand the use of integrated management information systems across our service lines to facilitate financial control, project costing and asset allocation. The goal of the program is to realize savings in overhead and other expenses and thereby improve operating margins and profitability. An element of the program includes paying our service line presidents and other managers incentive compensation based upon profitability, return on assets and other financial criteria.

         PURSUE STRATEGIC ALLIANCES AND SELECTED ACQUISITIONS. Through strategic alliances and selected acquisitions, we continue to add customers and capabilities as well as expand our geographic coverage. Most recently, we teamed with Skanska USA, Inc. to provide project management for RCN Corporation's announced construction of a $3 billion fiber optic network. We have also announced an arrangements with Lucent to provide comprehensive broadband infrastructure solutions to the cable television industry throughout the United States and with IBM to provide their rapid network deployment solutions. We have completed 33 domestic acquisitions in the last five years, targeting selected companies to expand into customer and geographic markets we did not currently serve and to expand the range and depth of services we provided. We will continue to focus our acquisition efforts on profitable companies with good reputations and strong management. We are not currently engaged in any negotiations to make any material acquisitions.

SERVICE LINES

         Our North American operations consist of three segments:

         o        External Communication Services,

         o        External Energy Services and

         o        Internal Communication Services.

         EXTERNAL COMMUNICATION SERVICES. We design, build, install and maintain the physical facilities used to provide end-to-end telecommunications service from the provider's central office, switching center or cable head-end to the ultimate consumer's home or business. These services include:

         o        designing conduit networks and fiber rings;

         o        placing and splicing fiber optic, coaxial and copper cable;

         o        excavating trenches in which to place the cable;

         o fabricating and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures;

         o placing drop lines from the main distribution terminals to the customer's home or business; and

         o        maintaining, removing and replacing these facilities.

         We also provide route development, right of way and other site acquisition, permitting, materials procurement, acceptance testing and as-built documentation.

         We bundle our services and are organized to serve our customers' needs as follows:

         o INTER-EXCHANGE NETWORKS. We design, engineer and build fiber optic and other cable networks between metropolitan areas using specialty equipment such as trenchers, plows and directional borers.

         o LOCAL EXCHANGE NETWORKS. We design, install, build and maintain telecommunications networks from the provider's point-of-presence to their customers' locations within metropolitan areas (local loop).

         o BROADBAND NETWORKS. We design, engineer, build and install the infrastructure for network rebuilds, upgrades and maintenance for cable television multiple system operators.

         o WIRELESS NETWORKS. We provide turnkey installation and maintenance services to the wireless communications industry, including site acquisition, design and building of communication towers, placement of antennas and associated wiring, and installation of transmission equipment and shelters.

         o INTELLIGENT TRAFFIC NETWORKS. We also provide similar services to the traffic control and highway safety industry, including the installation and maintenance of traffic signals, controllers, connecting signals, variable message signs, closed-circuit television and other monitoring devices and controllers.

         Our external communication services customers include BellSouth Telecommunications, Inc., GTE Corporation, Qwest Communications, Inc., Williams Communication, Inc., Global Crossing, Ltd., Telergy, Inc., Tele-Communications, Inc., Charter Cable, Inc., Sprint Corp. and Sprint Spectrum, L.P.

         EXTERNAL ENERGY SERVICES. We provide external network and infrastructure services to public and private utilities. These services consist of overhead and underground installation and maintenance of electrical and other utilities' transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. They are substantially similar to the services we provide to our telecommunications customers, but the work often involves the installation and splicing of high-voltage transmission and distribution lines. Our external energy services customers include Carolina Power and Light Co., Florida Power and Light Co., Texas Utilities Company and Virginia Power Co.

         INTERNAL COMMUNICATION SERVICES. We provide services consisting of the design, installation, testing and documentation of switching and transmission equipment and supporting components at a provider's point-of-presence (central office) locations. We also design, install and maintain integrated voice, data and video networks inside customer premises as well as the infrastructure required to support complex intranet and Internet solutions. We provide systems integration services, which involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. Internal communication services are less capital intensive than external communication services but require a more technically proficient work force. Our customers include equipment vendors such as Lucent Technologies, Inc. and NEC Corp. and large corporate customers with multiple locations such as First Union National Bank and Montgomery Ward and Co.

NON-CORE INTERNATIONAL INVESTMENTS

         We currently have South American investments in Argentina, Ecuador and Paraguay which are held for sale. Our investment in Argentina is a minority interest in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina. In Ecuador, we hold a minority interest in Consorcio Ecuatoriano de Telecomunicaciones, S.A., one of the two cellular phone operators in the Republic of Ecuador. We own, through our subsidiary Comunicaciones Personales, S.A., a wireless personal communications system in Paraguay.

         We account for these investments at cost, totaling approximately $58.6 million at December 31, 1999. The companies in Argentina and Ecuador, in which we have invested approximately $30.0 million, have defaulted on their third party debt obligations. We do not guarantee any of that indebtedness. In the fourth quarter of 1999, we recorded a $4.0 million write-down of our investment in Conecel based upon a publicly announced proposed purchase of a controlling interest in Conecel by an unaffiliated purchaser. As part of the proposed transaction, Conecel's third party debt obligations will be restructured and will no longer be in default. We continue to monitor these investments to determine their impact, if any, on our results of operations, financial positions and cash flows.

         While we do not currently anticipate taking an additional impairment charge on any of these assets, there can be no assurance that future transactions or events will not result in any further impairment of these assets. If we were to take a charge, however, it could adversely affect our earnings for the period in which we incurred the charge.

BACKLOG

         At December 31, 1999, we had a backlog for domestic operations of approximately $670.1 million as compared to a backlog of $249.9 million at December 31, 1998. Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts. We do not include as backlog the estimated amount of work under our 90 master service agreements because the customers under these contracts are not committed to order a specific volume of services from us. We expect to complete substantially all of our backlog at December 31, 1999 during the next 24 calendar months.

SALES AND MARKETING

         We have developed a marketing plan emphasizing the "MasTec" brand name nationwide and the role we play in building the e-world to position ourselves as a seamless, end-to-end infrastructure service provider. Local marketing efforts are principally carried out by the management of our service lines, with our executive management supplementing their efforts at the corporate level. Our service line presidents market to existing and potential telecommunications and other utility customers to negotiate new contracts or to be placed on lists of vendors invited to submit bids for master services agreements and individual projects. They are responsible for developing and maintaining successful long-term relationships with customers, which we believe helps facilitate our repeat business. Our external and internal communication services are also marketed through commissioned salespeople and our corporate marketing department.

SAFETY AND INSURANCE

         We are committed to ensuring that our employees perform their work safely and strive to instill safe work habits in all of our employees. In this regard we evaluate our employees not only on the basis of the efficiency and quality of their work but also on their safety records and the safety records of the employees they supervise. We also hold regular training sessions and seminars with our employees devoted to safe work practices.

         The primary claims we face in our operations are workers' compensation, automobile liability and various general liabilities. We maintain insurance policies with respect to these claims, but our insurance policies are generally subject to high deductibles and we are effectively self-insured for worker's compensation and automobile liability up to $250,000 and for general liability up to $100,000. We have umbrella coverage up to a policy limit of $25.0 million. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as an accrued liability. We continually review the determination of these claims and expenses and the extent of the accrued liability.

SUPPLIERS

         Our customers supply the majority of the raw materials and supplies necessary to carry out our contracted work, although we are increasingly supplying materials and supplies on turnkey projects. We obtain materials and supplies for our own account from independent third-party providers and do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. We have not experienced any difficulty in obtaining an adequate supply of materials and supplies.

         We also use independent contractors to perform portions of our services and to manage work flow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor.

COMPETITION

         The industries in which we operate are highly competitive and we compete with other companies in most of the markets in which we operate ranging from small independent firms servicing local markets to larger firms servicing regional markets, as well as large national and international engineering firms and equipment vendors on turnkey projects who subcontract work to contractors other than us. Despite the current trend toward outsourcing, we may also face competition from existing or prospective customers who employ in-house personnel to perform some of the same types of services as we provide. There are relatively few significant barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Although we believe we are the largest provider of external network services for telecommunications service providers and energy companies in the United States, neither we nor any of our competitors can be considered dominant in the industry on a national basis.

         Because of the highly competitive bidding environment for infrastructure services, the price of the contractor's bid historically has often been the principal factor in determining whether the contractor is awarded the work. Smaller competitors are sometimes able to win bids based on price alone due to their lower overhead costs.

We believe that as demand for our services increases, customers will increasingly consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which should benefit contractors such as us.

EMPLOYEES

         As of December 31, 1999, we had approximately 9,900 employees, 9,100 of whom were employed in North American operations. Approximately 300 of our employees are represented by a labor union, principally the Communication Workers of America or the International Brotherhood of Electrical Workers under agreements with wage rates established through dates ranging from the end of January 2000 to May 2001. We believe that our employee relations are good.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names and ages of all of our executive officers, indicating all positions and offices they hold with us. Our executive officers hold office for one year or until their successors are elected by our Board of Directors.


       NAME                                      AGE                            POSITION
       ----                                      ---                            --------
       Jorge Mas ................................36           Chairman of the Board of Directors
       Joel-Tomas Citron ........................37           Vice Chairman of the Board of Directors, President
                                                                 and Chief Executive Officer
       Carmen M. Sabater ........................35           Senior Vice President and Chief Financial Officer
       Jose Sariego .............................45           Senior Vice President and General Counsel
       Arlene Vargas ............................33           Vice President and Controller


         JORGE MAS has been our Chairman of the Board of Directors since January 1998 and a director since March 1994. From March 1994 to October 1999, Mr. Mas was our Chief Executive Officer. In addition, Mr. Mas is the Chairman of the Board of Directors of Neff Corporation, a publicly-held construction equipment sales and leasing company, is involved in several real estate holding companies and has served on the Board of Directors of First Union National Bank since April 1998. Mr. Mas has been Chairman of the Cuban American National Foundation, a not-for-profit organization, since July 1999, and was Vice Chairman from July 1998 until July 1999.

         JOEL-TOMAS CITRON has been our Chief Executive Officer since October 1999 and our President since May 1999. He has been a member of our Board of Directors since January 1998 and has been Vice Chairman of the Board since November 1998. Mr. Citron was the managing partner of Triscope Capital LLC, a private investment partnership from January 1998 until December 1998 and Chairman of the Board of Directors of the United States subsidiary of Proventus AB, a privately held investment company based in Stockholm, Sweden from January 1992 to December 1997. Mr. Citron is also a member of the Board of Directors of Neff Corporation; past Chairman of the Board of Directors of American Information Systems, Inc. (now owned by Exodus Communications, Inc.), a provider of Internet and Internet systems solutions; and a member of the Board of Directors of Telergy, Inc., a facilities-based provider of integrated communications services and-high bandwidth fiber optic capacity in New York State.

         CARMEN M. SABATER has been our Senior Vice President since December 1998 and was elected Chief Financial Officer in May 1999. From 1994 until December 1998 Ms. Sabater was our Corporate Controller. Prior to joining us, Ms. Sabater was a Senior Manager with Deloitte & Touche, a public accounting firm.

         JOSE SARIEGO, has been our Senior Vice President and General Counsel since September 1995. Prior to joining us, Mr. Sariego was Senior Corporate Counsel and Secretary of Telemundo Group, Inc., a Spanish language television network, from August 1994 to August 1995. From January 1990 to August 1994, Mr. Sariego was a partner in the Miami office of Kelley Drye & Warren, an international law firm.

         ARLENE VARGAS has been our Vice President and Corporate Controller since September 1998. Prior to joining us, Ms. Vargas was a Senior Manager from June 1997 to September 1998 and a Manager from June 1994 to June 1997 with PricewaterhouseCoopers LLP, a public accounting firm.

                                   PROPERTIES

         Our corporate headquarters are located in a 60,000 square foot building owned by us in Miami, Florida. Our principal operations are conducted from regional and field offices, equipment yards and temporary storage locations, none of which we believe is material to our operations because most of our services are performed on the customers' premises or on public rights of way. In addition, we believe that equally suitable alternative locations are available in all areas where it currently does business.

         We also own a substantial amount of construction equipment, which at December 31, 1999 had a gross book value of $223.4 million. This equipment includes trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks and cranes. We obtain substantially all of our equipment from various third-party vendors, none of which we depend upon, and have not experienced any difficulties in obtaining desired equipment.

                                LEGAL PROCEEDINGS

         In the fourth quarter of 1999, we entered into a stipulation of settlement regarding two shareholder class action and derivative lawsuits first filed in 1990. The two Delaware state court lawsuits alleged, among other things, that various former fiduciaries of ours breached their duties in approving certain transactions including the acquisition of control of MasTec in 1994, and that these former fiduciaries engaged in mismanagement, waste and breach of fiduciary duties in managing our affairs prior to the acquisition of control. The settlement, which must be approved by the court, calls for the payment of certain amounts by another defendant, a dismissal of the actions with prejudice and full release of all parties. We are not required to make any payments or to contribute to any amounts paid by other parties.

         In November 1997, Church & Tower, Inc., one of our wholly-owned subsidiaries, filed a lawsuit against Miami-Dade County in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the county, and the county's wrongful termination of the agreement. The county has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against Church & Tower seeking unspecified damages. The county also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. MasTec is vigorously pursuing this lawsuit.

         We are a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Our common stock currently is listed on the New York Stock Exchange under the symbol "MTZ". The following table sets forth, for the quarters indicated, the high and low sale prices of the common stock, as reported by the New York Stock Exchange.

                                  FISCAL YEAR ENDED DECEMBER 31,
                             -----------------------------------------
                                   1998                   1999
                               HIGH       LOW         HIGH     LOW
                             ---------------------   -----------------
            First Quarter    $ 34 3/16  $ 22 3/8     30 3/8   19 5/8
            Second Quarter   $ 34       $ 19 13/16   30       21
            Third Quarter    $ 26 3/8   $ 14 1/2     37 1/4   26 11/16
            Fourth Quarter   $ 28 3/4   $ 12 3/8     44 1/2   28 1/2

         HOLDERS. As of December 31, 1999, there were 4,582 shareholders of record of the common stock.

         DIVIDENDS. We have not declared cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain any future earnings for reinvestment in our business.

         Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deem relevant. In addition, certain credit agreements to which we are a party prohibit us from paying dividends or making other distributions on the Common Stock without the prior written consent of the lenders under such credit agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                            SELECTED FINANCIAL DATA

     The following table states our selected financial data. The summary consolidated data as of December 31, 1995, 1996, 1997, 1998 and 1999 and for each of the years in the five-year period ended December 31, 1999 are derived from our audited consolidated financial statements.

     The summary consolidated financial data for 1996, 1997 and 1998 includes the results of our Spanish operations, 87% of which we sold effective December 31, 1998. You should read the following selected financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------------
                                                               1995        1996(1)       1997(2)       1998(1)          1999
                                                           -----------  -------------  -----------  -------------  -------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 North American revenue ..................................  $ 174,583     $ 284,645     $377,046     $  669,628     $1,003,802
 Brazilian revenue .......................................         --            --       74,900        141,954         55,220
 Spanish revenue .........................................         --       188,155      207,493        237,340             --
                                                            ---------     ---------     --------     ----------     ----------
  Total revenue ..........................................    174,583       472,800      659,439      1,048,922      1,059,022
Costs of revenue .........................................    130,762       352,329      495,840        803,112        803,799
Depreciation and amortization ............................      6,913        12,000       23,855         43,313         56,148
General and administrative expenses(3)....................     19,081        58,529       82,261        174,237         91,898
                                                            ---------     ---------     --------     ----------     ----------
Operating income:
 North American operating income .........................     17,827        30,209       36,033         13,093        106,681
 Brazilian operating income ..............................         --            --        9,629         15,301            496
 Spanish operating income ................................         --        19,733       11,821           (134)            --
                                                            ---------     ---------     --------     ----------     ----------
  Total operating income .................................     17,827        49,942       57,483         28,260        107,177
Interest expense .........................................      4,954        11,434       11,541         29,580         26,673
Interest income ..........................................      3,349         3,246        1,783          9,093          9,398
Other income (expense), net(1)(4)(5)(6) ..................    (18,662)          769        8,332         (5,155)       (10,092)
                                                            ---------     ---------     --------     ----------     ----------
Income (loss) before provision (benefit) for income taxes,
  equity in earnings (losses) of unconsolidated companies
  and minority interest ..................................     (2,440)       42,523       56,057          2,618         79,810
Provision (benefit) for income taxes(1) ..................     (1,970)       15,591       20,944         12,550         33,266
Equity in earnings (losses) of unconsolidated companies
  and minority interest ..................................       (139)        3,133         (449)        (3,983)        (1,818)
Net income (loss) ........................................  $    (609)    $  30,065     $ 34,664     $  (13,915)    $   44,726
                                                            =========     =========     ========     ==========     ==========
Basic weighted average common shares
  outstanding(7) .........................................     23,892        24,703       26,460         27,489         27,809
Basic earnings (loss) per share ..........................  $   (0.03)    $    1.22     $   1.31     $    (0.51)    $     1.61
Diluted weighted average common shares
  outstanding(7) .........................................     23,892        25,128       27,019         27,489         28,416
Diluted earnings (loss) per share ........................  $   (0.03)    $    1.20     $   1.28     $    (0.51)    $     1.57

                                                          DECEMBER 31,
                                 ---------------------------------------------------------------
BALANCE SHEET DATA:                  1995         1996        1997       1998(1)     1999(8)
                                 ---------------------------------------------------------------
                                                         (in thousands)
Working capital                  $    44,567  $   151,780 $   124,088 $   254,825  $   169,619
Property and equipment, net           44,571       59,602      86,109     137,382      153,527
Total assets                         170,163      483,018     630,224     732,221      728,409
Total debt                            72,089      155,192     149,057     321,832      279,658
Total shareholders' equity            50,504      103,504     223,697     204,273      256,833


(1) Includes the results of operations of our Spanish subsidiary from May 1, 1996, 87% of which we sold effective December 31, 1998. Included in 1998 are severance charges relating to our Spanish operations of $13.4 million, of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses, and a loss of $9.2 million related to the sale of our Spanish subsidiary. Our effective tax rate for the year ended December 31, 1998 was mainly affected by a tax liability of approximately $7.8 million resulting from the sale of 87% of our Spanish subsidiary, the non-deductibility of the amortization of intangibles and the non-deductibility of other expenses. Because of the sale, the balance sheet data as of December 31, 1998 does not include the financial condition of our Spanish operations.
(2) Our Brazilian operations began August 1, 1997. Information for the year ended December 31, 1997 includes the results of operations of our Brazilian operations from August 1, 1997.
(3) Includes a non-recurring charge for payments to operational management at our external and internal communication services segments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) As a result of the disposal of non-core real estate assets and other investments, we recorded $23.1 million in charges in the year ended December 31, 1995.
(5) Included in 1997 results of operations is a gain of $7.1 million from the partial sale of our interest in an Ecuadorian cellular company.
(6) Includes, for 1999, a write-down of $6.0 million related to international assets held for sale, a $2.0 million transaction loss on a note receivable resulting from the sale of our Spanish operations and $2.2 million of expenses relating to our Paraguay PCS system.
(7) Amounts have been adjusted to reflect the three-for-two stock split effected on February 28, 1997.
(8)      Working capital excludes $65.8 million of assets held for sale.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We design, build, install and maintain internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. Based on revenue, we are the largest end-to-end telecommunications and energy infrastructure service provider in North America. We offer comprehensive network infrastructure solutions to a diverse group of customers, enabling our customers to connect with their customers.

         Currently, we operate from approximately 200 locations throughout North America, which accounted for 95% of our revenue for the year ended December 31, 1999. Our revenue and operating income have grown significantly in the past five years through both acquisitions and internal growth. Our 1999 growth was achieved primarily through internal growth. We intend to continue to emphasize internal growth, although we also intend to grow through selected acquisitions following a disciplined model to take advantage of consolidation opportunities in the fragmented infrastructure services industry in the United States. We regularly evaluate potential acquisition opportunities, but we are not currently engaged in any negotiations to make any material acquisitions.

         For the year ended December 31, 1999, approximately 12% of our domestic revenue was derived from services performed for BellSouth. Our top 10 customers combined account for approximately 42% of our domestic revenue.

         We report our operations in four segments:

         o        External Communication Services,

         o        External Energy Services,

         o        Internal Communication Services and

         o        International.

         External Communication Services represents our core business and is divided into five service lines:

         o        Inter-exchange networks,

         o        Local exchange networks,

         o        Broadband networks,

         o        Wireless networks, and

         o        Intelligent transportation networks.

         Internal Communication Services includes:

         o        switching and transmission services, and

         o        structured cabling services.

         International operations are currently confined to Brazil where we operate a 51% joint venture which we consolidate net of a 49% minority interest after tax.

         Our primary types of contracts with our customers include:

         o        design and installation contracts for specific projects,

         o master service agreements for all specified design, installation and maintenance services within a defined geographic territory, and

         o turnkey agreements for comprehensive design, engineering, installation, procurement and maintenance services.

         The majority of our contracts, whether master service agreements or contracts for specific projects, provide that we will furnish a specified unit of service for a specified unit of price. For example, we contract to install cable for a specified rate per foot. We recognize revenue as the related work is performed. Turnkey agreements are invoiced on a unit basis. A portion of our work is performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Customers are billed with varying frequency-weekly, monthly or upon milestones,

         We perform the majority of our services under master service agreements, which typically are exclusive service agreements to provide all of the customer's network requirements up to a specified dollar amount per job within defined geographic areas. These contracts are generally for two to three years but are typically subject to termination at any time upon 90 to 180 days prior notice. Each master service agreement contemplates hundreds of individual projects generally valued at less than $100,000 each. These master service agreements are typically awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without opening them up to bid. Master service agreements are invoiced on a unit basis where invoices are submitted as work is completed. We currently have 90 master service agreements across all segments.

         Direct costs include:

         o        operations payroll and benefits,

         o        subcontractor costs,

         o        materials not provided by our customers,

         o        fuel,

         o        equipment rental, and

         o        insurance.

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

RESULTS OF OPERATIONS

NORTH AMERICA

     The following tables state for the periods indicated our North American operations in dollar and percentage of revenue terms (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                1997                 1998                 1999
                                                          -----------------    -----------------    -----------------
Revenue                                                   $    377,047         $     669,628        $   1,003,802
Costs of revenue                                               279,394               506,721              759,850
Depreciation and amortization                                   20,452                37,284               52,132
General and administrative expenses (1)                         41,168               112,530(1)            85,139
                                                          -----------------    -----------------    -----------------
     Operating income                                     $     36,033         $      13,093        $     106,681
                                                          =================    =================    =================

                                                                           YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                1997                 1998                 1999
                                                          -----------------    -----------------    -----------------
Revenue                                                         100.0%             100.0%                 100.0%
Costs of revenue                                                 74.1               75.7                   75.7
Depreciation and amortization                                     5.4                5.6                    5.2
General and administrative expenses                              10.9               16.8                    8.5
                                                          -----------------    -----------------    -----------------
     Operating income                                             9.6%               1.9%                  10.6%
                                                          =================    =================    =================

(1) General and administrative expenses for 1998 include a non-recurring $33.8 million charge for payments to operational managers at our internal and external communication services segments.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The following table states revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                                                                 CHANGE
                                                       1998             1999                $               %
                                                   --------------   --------------    --------------   -------------
External Communication Services                    $   455,798      $    743,955          288,157            63.2
External Energy Services                               120,218           153,179           32,961            27.4
Internal Communication Services                         89,687           105,246           15,559            17.3
Other                                                    3,925             1,422           (2,503)          (63.8)
                                                   --------------   --------------    --------------   -------------
                                                   $   669,628      $  1,003,802          334,174            49.9
                                                   ==============   ==============    ==============

         Our North American revenue was $1,004 million for the year ended December 31, 1999, compared to $669.6 million for the same period in 1998, representing an increase of $334.2 million or 49.9%. The fastest growing operating segment is our external communication services segment primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our customers. The growth we are experiencing in our internal communication services is primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. During the year ended December 31, 1999, we completed a total of four acquisitions, all in our external communication services segment. This compares to a total of 12 acquisitions for the year ended December 31, 1998 of which eight were in the external communication services segment, two in our external energy services segment and two in our internal communication services segment. Our external energy services segment grew primarily through two acquisitions made in March and April 1998. Internal growth in revenue from our North American operations, as adjusted to exclude acquisitions, approximated 47% for the year ended December 31, 1999, and was primarily driven by growth in external communication services.

         Our North American costs of revenue were $759.9 million or 75.7% of revenue for the year ended December 31, 1999, compared to $506.7 million or 75.7% of revenue for the same period in 1998. In 1999, margins were impacted by increased revenue derived from the sale of materials on turnkey projects, which carry a lower mark-up. Additionally, our external energy services segment experienced reduced productivity due to unusually poor weather conditions in the mid-Atlantic states during the third quarter of 1999. Adverse weather conditions impacted productivity during the first quarter of 1998.

         Depreciation and amortization expense was $52.1 million or 5.2% of revenue for the year ended December 31, 1999, compared to $37.3 million or 5.6% of revenue for the same period in 1998. The increased depreciation and amortization expense of $14.8 million resulted from our investment in our fleet to support revenue growth and from intangibles related to acquisitions completed in 1998 and 1999. The decline as a percentage of revenue was due to increased revenue.

         General and administrative expenses were $85.1 million or 8.5% of revenue for the year ended December 31, 1999, compared to $112.5 million (which included a $4.5 million provision for bad debts related to receivables at our internal communication services segment and a $33.8 million non-recurring charge, both as described in the year ended December 31, 1998 to 1997 comparison below) or 16.8% of revenue (11.2% of revenue, excluding the bad debt provision and the non-recurring charge) for the same period in 1998. The decline in general and administrative expenses as a percent of revenue for the year ended December 31, 1999 was due primarily to our ability to support higher revenue with a reduced administrative base.

     Operating income was $106.7 million or 10.6% of revenue for the year ended December 31, 1999, compared to $13.1 million or 1.9% of revenue for the same period in 1998. The following table states operating income and change in operating income by North American operating segments, in dollar and percentage terms (in thousands):

                                                                                                      CHANGE
                                                                                           ------------------------------
                                                            1998              1999               $                %
                                                        --------------   ---------------   --------------    ------------
External Communication Services                         $    33,258      $    107,048           73,790          221.9
External Energy Services                                     10,910            12,069            1,159           10.6
Internal Communication Services                             (11,460)            5,769           17,229          150.3
Other                                                       (19,615)          (18,205)           1,410            7.2
                                                        --------------   ---------------   --------------    ------------
                                                        $    13,093      $    106,681           93,588          714.8
                                                        ==============   ===============   ==============

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The following table states revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                                                                      CHANGE
                                                                                           ------------------------------
                                                            1997              1998               $                %
                                                        --------------   ---------------   --------------    ------------
External Communication Services                         $   286,814      $    455,798          168,984           58.9
External Energy Services                                     19,693           120,218          100,525          510.5
Internal Communication Services                              47,285            89,687           42,402           89.7
Other                                                        23,254             3,925          (19,329)         (83.1)
                                                        --------------   ---------------   --------------    ------------
                                                        $   377,046      $    669,628          292,582           77.6
                                                        ==============   ===============   ==============

         Our North American revenue was $669.6 million for the year ended December 31, 1998, compared to $377.0 million for the same period in 1997, representing an increase of $292.6 million or 77.6%. The increase in North American revenue was due primarily to revenue generated from acquired companies, as well as internally generated growth. Each operating segment experienced significant growth, excluding our other operating segment, which decreased as a result of a corporate decision to exit the non-network construction services business. During 1998, we completed a total of 12 acquisitions in North America of which eight were in our external communications services segment, two in the external energy services segment, and two in the internal communication services segment. These acquisitions generated revenue of approximately $255.1 million, representing 87.2% of the total increase in revenue. In comparison, during 1997 we acquired 11 companies in North America (seven in external communication services, two in external energy services and two in internal communication services).

         Our North American costs of revenue were $506.7 million or 75.7% of revenue for the year ended December 31, 1998, compared to $279.4 million or 74.1% of revenue in 1997. The increase in costs of revenue as a percentage of revenue was due primarily to numerous inefficiencies caused by severe weather conditions in various regions as a result of the climatic condition known as "El Nino," poor performance in internal communication services due to improperly managed growth and losses from a non-core external communication services contract.

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

         The increase in general and administrative expenses was due primarily to three items: a non-recurring $33.8 million charge for payments made pursuant to employment and non-competition agreements entered into with management of our internal and external communication services segments, $1.4 million for start-up costs and a $4.5 million provision for bad debts related to our internal communication services following a quarterly analysis of significantly past-due receivables.

         The $33.8 million charge relates to up-front amounts in the form of signing bonuses and extended non-competition payments made under the agreements that could not be attributed to future services. Base salary and bonuses for future performance paid pursuant to these agreements are being recognized over the related service periods. The up-front payments were paid to these managers to resolve issues arising from the original price paid for the acquisition of their businesses and issues relating to these managers' roles within our company, as well as to preserve the goodwill of the acquired businesses. These issues arose primarily from a significant decline in the value of the MasTec shares these managers received between the time when we bought their businesses and the expiration of the period when they were restricted from sale of the shares. Because neither these payments nor the agreements were contemplated, included or required under the original terms of the business acquisitions and could not be attributed to future services, these payments were recorded as operating expenses in 1998, rather than deferred or amortized. The provision for bad debts was made in 1998 following a quarterly review and analysis of an increase during the first quarter of 1998 in significantly past due receivables at our internal communication services segment. Excluding the previously mentioned expenses, general and administrative expenses were $72.8 million or 10.9% of revenue in 1998.

         Operating income was $13.1 million or 1.9% of revenue for 1998, compared to $36.0 million or 9.6% of revenue in 1997. The following table states operating income and change in operating income by North American segments, in dollar and percentage terms (in thousands):

                                                                                                      CHANGE
                                                                                           ------------------------------
                                                            1997              1998               $                %
                                                        --------------   ---------------   --------------    ------------
External Communication Services                         $    44,794      $    33,258           (11,536)         (25.8)%
External Energy Services                                        607           10,910            10,303        1,697.4
Internal Communication Services                               4,865          (11,460)          (16,325)        (335.6)
Other                                                       (14,233)         (19,615)           (5,382)         (37.8)
                                                        --------------   ---------------   --------------    ------------
                                                        $    36,033      $    13,093           (22,940)         (63.7)%
                                                        ==============   ===============   ==============

BRAZIL

         The following table states for the periods indicated our Brazilian operations in dollar and percentage of revenue terms (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                           1997                    1998                     1999
                                                   ---------------------   ---------------------    ---------------------
Revenue                                            $    74,900  100  %     $  141,954    100  %     $   55,220   100  %
Costs of revenue                                        63,266   84.5         112,667     79.4          43,949    79.6
Depreciation and amortization                              390    0.5           3,349      2.4           4,016     7.3
General and administrative expenses                      1,615    2.2          10,636      7.5           6,759    12.2
                                                   ---------------------   ---------------------    ---------------------
     Operating income                              $     9,629   12.8%     $   15,302     10.8%     $      496     0.9%
                                                   =====================   =====================    =====================

(1)      Brazilian operations began on August 1, 1997.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Brazilian revenue was $55.2 million for the year ended December 31, 1999, compared to $142.0 million for the same period in 1998, representing a decrease of $86.8 million or 61.1%. Brazilian revenue decreased primarily due to the devaluation of the Brazilian reais and to a reduction in work performed. Revenue in local currency was R$96.0 million reais during the year ended December 31, 1999, compared to R$160.4 million reais for the same period in 1998, representing a decrease of 40.1%. Due to the economic conditions in Brazil, it is uncertain when, if at all, previous levels of telephony infrastructure spending will re-commence.

         Brazilian costs of revenue were $43.9 million or 79.6% of revenue for the year ended December 31, 1999, compared to $112.7 million or 79.4% of revenue for the same period in 1998. In 1999, margins were positively impacted as a result of amounts paid by a customer during the second quarter for additional costs incurred during prior periods for which no revenue had been recorded due to the uncertainty of its collection. This improved costs of revenue during the year ended December 31, 1999 by 3.0%. Most of the costs associated with this project were previously recorded in earlier periods. During the fourth quarter of 1998, we completed certain wireless projects that carry higher than traditional margins.

         Depreciation and amortization expense was $4.0 million or 7.3% of revenue for the year ended December 31, 1999 compared to $3.3 million or 2.4% of revenue for the same period in 1998. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period relative to the volume of work under specified contracts.

         General and administrative expenses were $6.8 million or 12.2% of revenue for the year ended December 31, 1999, compared to $10.6 million or 7.5% of revenue for the same period in 1998. General and administrative expenses were R$7.1 million reais or 7.4% of reais revenue during the year ended December 31, 1999, compared to R$9.9 million reais or 6.2% of reais revenue for the same period in 1998.

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

         Depreciation and amortization expense was $3.3 million for the year ended December 31, 1998, compared to $0.4 million for the year ended December 31, 1997. Depreciation and amortization relates primarily to an intangible asset resulting from one acquisition which is being amortized over a five year period. Depreciation and amortization expense was 2.4% of revenue for the year ended December 31, 1998, compared to 0.5% of revenue for the year ended December 31, 1997.

         General and administrative expenses were $10.6 million or 7.5% of revenue for the year ended December 31, 1998, compared to $1.6 million or 2.2% in 1997. The increase in general and administrative expenses was due primarily to costs of establishing an infrastructure to support anticipated additional work following the privatization of Telebras, which did not take place until July 1998.

COMBINED RESULTS-NORTH AMERICA AND BRAZIL ONLY

         The following table states for the periods indicated certain combined income statement data for North America and Brazil only and the related percentage of combined revenue.

                                                                        YEAR ENDED DECEMBER 31,
                                                           1997                 1998(2)                   1999
                                                   ---------------------  ---------------------  --------------------
Operating income                                    $ 45,661     10.1%     $ 28,394     3.5%     $ 107,177     10.1%
Interest expense                                      (6,595)    (1.5)      (23,753)   (2.9)       (26,673)    (2.5)
Interest income                                          775      0.2         8,488     1.0          9,398      1.0
Other income (expense), net                            7,857      1.7         1,183     0.2        (10,092)    (0.9)
Income before provision for income taxes,
    equity in earnings (losses) of
    unconsolidated companies and minority
    interest                                          47,698     10.5        14,312     1.8         79,810      7.7
Provision for income taxes                           (18,633)    (4.1)       (4,563)   (0.6)       (33,266)    (3.3)
Equity in earnings (losses) of unconsolidated
    companies and minority interest(l)                (3,184)    (0.7)       (4,787)   (0.6)        (1,818)    (0.2)
                                                   ---------------------  ---------------------  --------------------
Net income                                          $ 25,881      5.7%      $ 4,962     0.6%     $  44,726      4.2%
                                                   =====================  =====================  ====================

(1) Consists of the minority interest of our Brazilian joint venture partner.
(2) Adjusted to exclude our Spanish operations which were sold effective December 31, 1998.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For a discussion of revenue, costs of revenue, depreciation and amortization and general and administrative expenses, see "North America" and "Brazil" above.

         Interest expense was $26.7 million or 2.5% of revenue for the year ended December 31, 1999, compared to $23.8 million or 2.9% of revenue for the same period in 1998. The increase in interest expense of $2.9 million was due primarily to increased indebtedness resulting from the issuance of our 7 3/4% Senior Subordinated Notes in early 1998.

         Interest income includes interest of $4.8 million earned and collected from a customer to which we extended financing for our services.

         Reflected in other expense, net for the year ended December 31, 1999, are the following transactions. At various dates predominantly during the second quarter of 1999, we sold approximately 20 parcels of non-core real estate assets with a book value of approximately $6.9 million and a non-core business with a book value of approximately $4.3 million. We recognized a loss on sale of approximately $3.6 million from these sales. These losses resulted from our selling a portion of those assets in a manner that we knew would accelerate the timing of the disposition and the receipt of cash proceeds from the sale. We also reserved $1.0 million for a 1994 lawsuit from a predecessor company following a $1.1 million judgment awarded in October 1999. We have appealed this judgment and may incur other costs related to this lawsuit, such as interest and attorneys' fees. We wrote-down certain international assets held for sale by $6.0 million based on a proposed transaction and market information. Additionally, we incurred expenses totaling $2.2 million relating to our Paraguay PCS system and a $2.0 million foreign currency transaction loss related to a note receivable resulting from the sale of our Spanish operations. Offsetting these amounts was a fee of $4.8 million collected from a telecommunications customer related to extensions to the maturity date of a vendor financing arrangement.

         For the year ended December 31, 1999, our effective tax rate was approximately 41.5% for North American operations and 33% for Brazilian operations.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         For a discussion of revenue, costs of revenue, depreciation and amortization and general and administrative expenses, see "North America" and "Brazil" above.

         Interest expense was $23.8 million or 2.9% of revenue for the year ended December 31, 1998, compared to $6.6 million or 1.5% of revenue in 1997. The increase in interest expense was due primarily to increased indebtedness resulting from the issuance of our Senior Subordinated Notes in early 1998, the proceeds of which were used primarily for acquisitions and to fund international operations investments. Minority interest primarily relates to our Brazilian joint venture partner with a 49% interest.

         Interest income includes interest income from temporary investments and interest received from a customer.

SPAIN

         The following table states for the periods indicated our Spanish operations, which were sold effective December 31, 1998, in dollar and percentage of revenue terms (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                                 1997 (1)                       1998 (2)
                                                         -------------------------     -------------------------
Revenue                                                  $     207,493    100.0        $     237,340   100.0%
Costs of revenue                                               153,180     73.8              183,724    77.4
Depreciation and amortization                                    3,013      1.5                2,680     1.1
General and administrative expenses                             39,478     19.0               51,070    21.5
    Operating income (loss)                                     11,822      5.7                 (134)   (0.0)
Interest expense                                                (4,946)    (2.4)              (5,827)   (2.5)
Interest income                                                  1,008      0.1                  605     -
Other income (loss)                                                475      -                 (6,338)   (2.7)
Income (loss) before benefit from income taxes, equity
    in earnings of unconsolidated companies and minority
    interest                                                     8,359      4.0              (11,694)   (4.9)
(Provision) benefit from income taxes                           (2,311)    (1.2)              (7,987)   (3.2)
Equity in earnings of unconsolidated companies                   2,897      1.4                1,291     0.1
Minority interest                                                 (162)     -                   (487)    -
                                                         -------------------------     -------------------------
Net income (loss)                                        $       8,783      4.2%       $     (18,877)   (8.0)%
                                                         =========================     =========================

(1)      We sold 87% of our Spanish operations effective December 31, 1998.
(2) Includes a total of $13.4 million of severance charges of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses.

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

         Included in other expense for 1998 is a $9.2 million loss on sale of the Spanish operation. The effective income tax rate on a consolidated basis for the year ended December 31, 1998 increased to 479% from 37% in 1997. This increase was mainly attributable to the recognition of approximately $9.2 million of a loss on sale of our Spanish operations, however for tax purposes the Company recorded a tax provision of $7.8 million. Excluding the effect of the book loss on sale and the taxable gain, the effective tax rate would have been 40.1%, which is attributed to the non-deductibility of the amortization of intangibles and other expenses.

 FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit and the proceeds from the sale of assets held for sale.

         Net cash provided by operating activities was $120.1 million for the year ended December 31, 1999, compared to cash used by operations of $13.9 million for the same period in 1998 and cash provided of $15.2 million in 1997. Net cash provided by operating activities in 1999 was due principally to profitability and working capital management.

         Our working capital at December 31, 1999, excluding assets held for sale of $65.8 million, was $169.6 million compared to $197.6 million (excluding assets held for sale of $57.2 million at December 31, 1998). Our North American working capital as of December 31, 1999 was $124.7 million, comprised primarily of $233.2 million in accounts receivable, $25.4 million in inventories and other current assets and $7.2 million in cash, net of $141.1 million in current liabilities.

         We have a revolving line of credit with a group of banks that provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the credit facility mature on June 9, 2001. We are required to pay an unused facility fee ranging from .25% to .50% annually on the facility, depending upon certain financial covenants. The credit facility contains customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7 3/4% Senior Subordinated Notes, and engaging in mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense.

         During 1999, we acquired four external communication services providers for $11.6 million in cash and $2.4 million in notes and invested $69.5 million primarily in our fleet to support revenue growth which we financed from cash provided by operations and from financing activities. We have also sold assets and investments for which we have received approximately $27.8 million in cash,

$15.9 million of which was attributable to the sale of our Spanish operations. In 1998 and 1997, we invested cash in acquisitions and investments in unconsolidated companies totaling $89.1 million and $49.0 million, respectively. During 1998, we made capital expenditures of $76.4 million, primarily for machinery and equipment used in the production of revenue, compared to $21.5 million in 1997.

         We anticipate that available cash, cash flows from operations and proceeds from the sale of assets and investments and borrowing availability under the credit facility will be sufficient to satisfy our working capital requirements for the foreseeable future. However, to the extent that we should desire to increase our financial flexibility and capital resources or choose or be required to fund future capital commitments from sources other than operating cash or from borrowings under our existing credit facility, we may consider raising additional capital by increasing the credit facility or through the offering of additional equity and/or debt securities in the public or private markets. There can be no assurance, however, that additional capital will be available to us on acceptable terms, if at all.

         We currently have South American investments in Argentina, Ecuador and Paraguay which are held for sale. Our investment in Argentina is a minority interest in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina. In Ecuador, we hold a minority interest in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of the two cellular phone operators in the Republic of Ecuador. We own, through our subsidiary Comunicaciones Personales, S.A., a wireless personal communications system in Paraguay.

         We account for these investments at cost, totaling approximately $58.6 million at December 31, 1999. The companies in Argentina and Ecuador, in which we have invested approximately $30.0 million, have defaulted on their third party debt obligations. We do not guarantee any of that indebtedness. In the fourth quarter of 1999, we recorded a $4.0 million write-down of our investment in Conecel based upon a publicly announced proposed purchase of a controlling interest in Conecel by an unaffiliated purchaser. As part of the proposed transaction, Conecel's third party debt obligations will be restructured and will no longer be in default.

         While we do not currently anticipate taking an additional impairment charge on any of these assets, there can be no assurance that future transactions or events will not result in any further impairment of these assets. If we were to take a charge, however, it could adversely affect our earnings for the period in which we incurred the charge.

         On December 31, 1998, we sold 87% of our Spanish operations to a group of investors and during 1999 we advanced $3.0 million for working capital needs. The sale included the assumption of our remaining indebtedness to Telefonica from the original purchase of our Spanish operations of $25.0 million (3.6 billion pesetas), for which we are not contingently liable. At December 31, 1999, we had $14.6 million reflected in other current assets, $11.6 million of which subsequently has been received.

YEAR 2000

         To date, we have not experienced any material Year 2000 issues and have been informed by our material suppliers and vendors that they have also not experienced material Year 2000 issues. We have not spent a material amount on Year 2000 compliance issues. Most of our expenses have related to the operating costs associated with time spent by employees and consultants in the evaluation and implementation process and Year 2000 compliance matters generally.

         During January 2000, additional Year 2000 patches were applied to all required systems related to the end of February 2000 issues. Testing has been completed for these patches and we will continue to monitor any on-going issues prior to and after March 31, 2000.

SEASONALITY

         Our North America operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our U.S. customers, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in a local currency from MasTec Inepar is not expected to fluctuate seasonally.

IMPACT OF INFLATION

         The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for us in the future. Our international operations may, at times in the future, expose it to high inflation in certain foreign countries. During 1999, we generated approximately 5% of our total revenue from international operations that are susceptible to currency devaluation. We anticipate that revenue from our international operations will be less significant to our operations in the foreseeable future due to our current intention to dispose of them, however, the likelihood and extent of further devaluation and deteriorating economic conditions in Brazil and other Latin American countries and the resulting impact on our results of operations, financial position and cash flows cannot now be determined.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Notes 1 and 5 of Notes to Consolidated Financial Statements for disclosures about market risk.

                                 MASTEC, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          NUMBER
                                                                         -------
Reports of Independent Certified Public Accountants ..................     25

Consolidated Statements of Operations
  for the Years Ended December 31, 1997, 1998 and 1999 ...............     27

Consolidated Balance Sheets as of December 31, 1998 and 1999 .........     28

Consolidated Statement of Changes in Shareholders' Equity
  for the Years Ended December 31, 1997, 1998 and 1999 ...............     29

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 1997, 1998 and 1999 ...............     30

Notes to Consolidated Financial Statements ...........................     33

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
     Shareholders of MasTec, Inc.:

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of MasTec, Inc. and its subsidiaries ("MasTec") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of MasTec's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Sintel, S.A., a wholly-owned subsidiary until December 31, 1998 which statements reflect total revenues of $207.2 million and $207.6 million for the years ended December 31, 1997 and 1998, respectively. Those statements, prior to adjustment, were audited by other auditors whose report dated March 31, 1999 expressed a qualified opinion thereon. The other auditor's report has been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Sintel, S.A., except for the adjustment, which results from the matter noted in the qualification of the other auditor's report and is described in the following paragraph, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, for purposes of inclusion in the consolidated financial statements, MasTec adjusted the financial statements of Sintel, S.A., a wholly-owned subsidiary until December 31, 1998, to correct for the effect of the improper reversal of a reserve for employee severance. We have audited the adjustment to the Sintel, S.A. financial statements. In our opinion, such adjustment is and has been properly applied to the financial statements of Sintel, S.A. for the year ended December 31, 1998 for purposes of inclusion in the 1998 MasTec consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Miami, Florida

January 26, 2000

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

     6. Further, in our opinion, the reconciliation of consolidated net income for each of the two years in the period ended December 31, 1998 and shareholders' equity as of December 31, 1998 and 1997 presented in Note 21 and
Note 22 to the 1998 and 1997 consolidated financial statements, respectively, which reconciles net income and shareholders' equity , as shown in the consolidated financial statements, to net income, as determined in accordance with generally accepted accounting principles in the United States, presents fairly the information shown therein on a consistent basis.

/s/ ARTHUR ANDERSEN

Arthur Andersen
Madrid, Spain

March 31, 1999

                                 MASTEC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                      1997           1998            1999
                                                                  -----------   -------------   -------------
Revenue .......................................................    $659,439      $1,048,922      $1,059,022
Costs of revenue ..............................................     495,840         803,112         803,799
Depreciation and amortization .................................      23,855          43,313          56,148
Non-recurring charge ..........................................          --          33,765              --
General and administrative expenses ...........................      82,261         140,472          91,898
                                                                   --------      ----------      ----------
 Operating income .............................................      57,483          28,260         107,177
Interest expense ..............................................      11,541          29,580          26,673
Interest income ...............................................       1,783           9,093           9,398
Other income (expense), net ...................................       8,332          (5,155)        (10,092)
                                                                   --------      ----------      ----------
Income before provision for income taxes, equity in earnings of
  unconsolidated companies and minority interest ..............      56,057           2,618          79,810
Provision for income taxes ....................................      20,944          12,550          33,266
Equity in earnings of unconsolidated companies ................       2,897           1,906             ---
Minority interest .............................................      (3,346)         (5,889)         (1,818)
                                                                   --------      ----------      ----------
Net income (loss) .............................................    $ 34,664      $  (13,915)     $   44,726
                                                                   ========      ==========      ==========
Basic weighted average common shares outstanding ..............      26,460          27,489          27,809
Basic earnings (loss) per share ...............................    $   1.31      $    (0.51)     $     1.61
Diluted weighted average common shares outstanding ............      27,019          27,489          28,416
Diluted earnings (loss) per share .............................    $   1.28      $    (0.51)     $     1.57

      The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                      ---------------------------
                                                                          1998           1999
                                                                      ------------   ------------
                     ASSETS
Current assets:
 Cash and cash equivalents ........................................     $ 19,864      $  27,635
 Accounts receivable, unbilled revenue and retainage, net .........      279,015        251,576
 Inventories ......................................................        9,393         14,264
 Assets held for sale .............................................       57,238         65,752
 Other current assets .............................................       59,601         34,634
                                                                        --------      ---------
   Total current assets ...........................................      425,111        393,861
Property and equipment, net .......................................      137,382        153,527
Investments in unconsolidated companies ...........................        5,886          5,893
Intangibles, net ..................................................      140,461        151,556
Other assets ......................................................       23,381         23,572
                                                                        --------      ---------
   Total assets ...................................................     $732,221      $ 728,409
                                                                        ========      =========

             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Current maturities of debt .......................................     $ 11,143      $  12,200
 Accounts payable and accrued expenses ............................       84,372         74,408
 Other current liabilities ........................................       74,771         71,882
                                                                        --------      ---------
   Total current liabilities ......................................      170,286        158,490
                                                                        --------      ---------
Other liabilities .................................................       46,973         45,628
                                                                        --------      ---------
Long-term debt ....................................................      310,689        267,458
                                                                        --------      ---------
Commitments and contingencies (Note 11)
Shareholder's equity:
 Common stock .....................................................        2,738          2,823
 Capital surplus ..................................................      149,479        168,799
 Retained earnings ................................................       56,477        101,203
 Foreign currency translation adjustments .........................       (4,421)       (15,992)
                                                                        --------      ---------
   Total shareholders' equity .....................................      204,273        256,833
                                                                        --------      ---------
   Total liabilities and shareholders' equity .....................     $732,221      $ 728,409
                                                                        ========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                             COMMON STOCK
                                         ---------------------   CAPITAL     RETAINED
                                           SHARES     AMOUNT     SURPLUS     EARNINGS
                                         ---------- ---------- ----------- ------------
Balance December 31, 1996 ..............   26,435     $2,643    $ 149,083   $  35,728
Net income .............................                                       34,664
Foreign currency translation
 adjustment ............................
Stock issued from treasury for stock
 options exercised .....................                              206
Tax benefit resulting from stock
 option plan ...........................                            1,538
Stock issued for acquisitions ..........    1,621        162       76,219
Stock issued from treasury for an
 acquisition ...........................                            4,479
Stock issued for stock dividend
 from treasury .........................                          (75,802)
Stock issued from treasury .............                            3,007
                                           ------     ------    ---------   ---------
Balance December 31, 1997 ..............   28,056      2,805      158,730      70,392
Retirement of treasury stock ...........     (476)       (47)      (4,717)
                                           ------     ------    ---------   ---------
Balance December 31, 1997 ..............   27,580      2,758      154,013      70,392
Net loss ...............................                                      (13,915)
Foreign currency translation
 adjustment ............................
Stock issued, primarily for
 acquisitions and stock options
 exercised .............................      469         47        8,721
Tax benefit resulting from stock
 option plan ...........................                              403
Repurchase of common stock .............     (667)       (67)     (13,658)
                                           ------     ------    ---------   ---------
Balance December 31, 1998 ..............   27,382      2,738      149,479      56,477
Net income .............................                                       44,726
Foreign currency translation
 adjustment ............................
Stock issued, primarily for
 acquisitions and stock options
 exercised .............................      851         85       17,387
Tax benefit resulting from stock
 option plan ...........................                            1,933
                                           ------     ------    ---------   ---------
Balance December 31, 1999 ..............   28,233     $2,823    $ 168,799   $ 101,203
                                           ======     ======    =========   =========

                                            FOREIGN                                ACCUMULATED
                                            CURRENCY                                  OTHER
                                          TRANSLATION     TREASURY                COMPREHENSIVE
                                          ADJUSTMENTS      STOCK        TOTAL        INCOME
                                         ------------- ------------- ----------- --------------
Balance December 31, 1996 ..............   $    (802)    $ (83,148)   $ 103,504    $   34,926
Net income .............................                                 34,664        34,664
Foreign currency translation
 adjustment ............................      (2,664)                    (2,664)       (2,664)
Stock issued from treasury for stock
 options exercised .....................                       979        1,185            --
Tax benefit resulting from stock
 option plan ...........................                                  1,538            --
Stock issued for acquisitions ..........                                 76,381            --
Stock issued from treasury for an
 acquisition ...........................                     1,603        6,082            --
Stock issued for stock dividend
 from treasury .........................                    75,802                         --
Stock issued from treasury .............                                  3,007            --
                                           ---------     ---------    ---------    ----------
Balance December 31, 1997 ..............      (3,466)       (4,764)     223,697        66,926
Retirement of treasury stock ...........                     4,764           --            --
                                           ---------     ---------    ---------    ----------
Balance December 31, 1997 ..............      (3,466)           --      223,697        66,926
Net loss ...............................                                (13,915)      (13,915)
Foreign currency translation
 adjustment ............................        (955)                      (955)         (955)
Stock issued, primarily for
 acquisitions and stock options
 exercised .............................                                  8,768            --
Tax benefit resulting from stock
 option plan ...........................                                    403            --
Repurchase of common stock .............                                (13,725)           --
                                           ---------     ---------    ---------    ----------
Balance December 31, 1998 ..............      (4,421)           --      204,273        52,056
Net income .............................                                 44,726        44,726
Foreign currency translation
 adjustment ............................     (11,571)                   (11,571)      (11,571)
Stock issued, primarily for
 acquisitions and stock options
 exercised .............................                                 17,472            --
Tax benefit resulting from stock
 option plan ...........................                                  1,933            --
                                           ---------     ---------    ---------    ----------
Balance December 31, 1999 ..............   $ (15,992)    $      --    $ 256,833    $   85,211
                                           =========     =========    =========    ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                               1997            1998           1999
                                                                           ------------   -------------   ------------
Cash flows from operating activities:
 Net income (loss) .....................................................    $  34,664      $  (13,915)     $  44,726
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization ........................................       23,855          43,313         56,148
  Minority interest ....................................................        3,346           5,889          1,818
  Equity in earnings of unconsolidated companies .......................       (2,897)         (1,906)            --
  Deferred tax (benefit) expense .......................................       (4,991)          6,974         (1,961)
  (Gain) loss on sale or write-down of assets ..........................       (6,848)          8,918          9,798
  Changes in assets and liabilities net of effect of acquisitions and divestitures:
   Accounts receivable, unbilled revenue and retainage, net ............      (28,809)        (34,942)         5,707
   Inventories and other current assets ................................           64         (16,759)           564
   Other assets ........................................................      (10,889)        (27,341)        (1,946)
   Accounts payable and accrued expenses ...............................        5,348          (2,017)        (2,858)
   Other current liabilities ...........................................        7,326          13,385          5,653
   Other liabilities ...................................................       (4,988)          4,548          2,486
                                                                            ---------      ----------      ---------
Net cash provided by (used in) operating activities ....................       15,181         (13,853)       120,135
                                                                            ---------      ----------      ---------
Cash flows from investing activities:
 Capital expenditures ..................................................      (21,534)        (76,445)       (69,507)
 Cash paid for acquisitions and contingent consideration, net of
   cash acquired .......................................................      (45,606)        (75,745)       (18,706)
 Investments in unconsolidated companies, net of distributions .........       (1,234)        (13,384)       (25,528)
 Repayment (advances) of notes receivable, net .........................        1,345         (18,667)        15,667
 Net proceeds from sale of assets ......................................       29,628           5,600         27,791
                                                                            ---------      ----------      ---------
Net cash used in investing activities ..................................      (37,401)       (178,641)       (70,283)
                                                                            ---------      ----------      ---------
Cash flows from financing activities:
 Proceeds (repayments) from revolving credit facilities, net ...........       57,328           5,032        (45,384)
 Proceeds from senior notes ............................................           --         199,724             --
 Other borrowings ......................................................       19,936          35,106             --
 Debt repayments .......................................................      (59,059)        (17,946)            --
 Proceeds from issuance of common stock ................................        6,264           3,779          6,593
 Stock repurchased .....................................................           --         (13,725)            --
 Financing costs .......................................................         (587)         (4,993)            --
                                                                            ---------      ----------      ---------
Net cash provided by (used in) financing activities ....................       23,882         206,977        (38,791)
                                                                            ---------      ----------      ---------
Net increase in cash and cash equivalents ..............................        1,662          14,483         11,061
Net effect of translation on cash ......................................         (353)           (682)        (3,290)
Cash and cash equivalents--beginning of period .........................        4,754           6,063         19,864
                                                                            ---------      ----------      ---------
Cash and cash equivalents--end of period ...............................    $   6,063      $   19,864      $  27,635
                                                                            =========      ==========      =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest ..............................................................    $   8,727      $   21,795      $  25,510
                                                                            =========      ==========      =========
 Income taxes ..........................................................    $  10,377      $    6,593      $   9,726
                                                                            =========      ==========      =========

                                                                     (CONTINUED)

      The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                                (IN THOUSANDS)

Supplemental disclosure of non-cash investing and financing activities:

                                            YEAR ENDED
                                           DECEMBER 31,
                                               1998
                                          -------------
Disposal of Sintel:
 Accounts receivable ..................     $137,214
 Inventories ..........................        2,774
 Other current assets .................       37,722
 Property and equipment ...............       17,251
 Other assets .........................        2,825
                                            --------
  Total non-cash assets ...............      197,786
                                            --------
Liabilities ...........................      109,448
Long-term debt ........................       25,013
                                            --------
  Total disabilities ..................      134,461
                                            --------
Net non-cash assets sold ..............       63,325
Cash ..................................        2,234
Investment retained ...................       (4,072)
                                            --------
Fair value of net assets sold .........       61,487
Net loss on sale ......................       (9,222)
                                            --------
Sales price ...........................     $ 52,265
                                            ========
Assumption of debt ....................       25,013
Seller financing ......................       27,252
                                            --------
Sales price ...........................     $ 52,265
                                            ========

                                                                     (CONTINUED)

      The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

     In 1997, we issued 1.6 million shares of common stock for domestic acquisitions, of which 0.25 million shares were issued from treasury stock at a cost of approximately $1.6 million.

     In 1997, we converted a note receivable and accrued interest thereon totaling $29.0 million into stock of Conecel.

     In 1998, we issued approximately 0.16 million shares of common stock primarily as payment for contingent consideration related to 1997 acquisitions. In addition, we issued approximately 0.1 million shares as bonuses to certain employees and fees to directors.

     In 1997, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $139.8 million and was comprised primarily of $44.0 million of accounts receivable, $27.5 million of property and equipment, $7.8 million of other assets and $3.3 million in cash, offset by $40.8 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $98.1 million and was allocated to goodwill. The acquisitions were made in the form of cash and stock.

     In 1998, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $91.4 million and was comprised primarily of $35.2 million of accounts receivable $27.2 million of property and equipment, $8.0 million of other assets and $5.0 million in cash, offset by $39.2 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $55.3 million and was allocated to goodwill.

     In 1999, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $3.5 million and was comprised primarily of $7.0 million of accounts receivable, $2.4 million of property and equipment, $0.68 million of other assets and $0.27 million in cash, offset by $6.6 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7.4 million and was allocated to goodwill. We also issued 0.53 million shares of common stock with a value of $11.3 million related to the payment of contingent consideration from earlier acquisitions. Of the $11.3 million, $2.3 million was recorded as a reduction of other current liabilities and $9.0 million as additional goodwill.

The accompanying notes are an integral part of these consolidated financial statements.

                                 MASTEC, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We design, build, install and maintain internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. Based on revenue, we are the largest end-to-end telecommunications and energy infrastructure service provider in North America. We offer comprehensive network infrastructure solutions to a diverse group of customers, enabling our customers to connect with their customers. Our North American operations consist of three segments: external communication services, external energy services and internal communication services.

     Revenue generated by North American operations, as a percentage of total revenue, was 57.2%, 63.8% and 94.8% in 1997, 1998 and 1999, respectively. For the years ended, December 31, 1997, 1998 and 1999, revenue expressed as a percentage of North American revenue generated by external communication services was 76.1%, 68.1% and 74.1%, respectively, by external energy services was 5.2%, 18.0% and 15.3%, respectively, and by internal communication services was 12.5%, 13.4% and 10.5%, respectively. See Note 10. In 1997 and 1998, international operations consisted primarily of our operations in Spain and Brazil. Effective December 31, 1998, we sold 87% of our Spanish operations.

     A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     MANAGEMENT'S ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to our for allowance for doubtful accounts, accrued insurance, and the realization of certain intangibles and assets held for sale. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include MasTec, Inc. and its subsidiaries including our 51% interest in our Brazilian operations. All material intercompany accounts and transaction have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

     COMPREHENSIVE INCOME (LOSS). As reflected in the consolidated statement of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

     FOREIGN CURRENCY. We operate in Brazil, which is subject to greater political, monetary, economic and regulatory risks than our domestic operations. During January 1999, the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian REAIS. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

currency translation adjustments in shareholders' equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

     REVENUE RECOGNITION. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the projects are completed. Upon completion of the projects customers provide written acceptance. Revenue generated by certain long-term construction contracts are accounted for by the percentage of completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost.

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

     EARNINGS PER SHARE. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting of approximately 559,000 and 607,000 at December 31, 1997 and 1999, respectively. Potentially dilutive shares as of December 31, 1998 were not included in the diluted per share calculation include 336,000 shares because their effects would be anti-dilutive due to the loss incurred by us. Accordingly, for 1998, diluted net loss per common share is the same as basic net loss per common share.

     CASH AND CASH EQUIVALENT. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1999, we had cash and cash equivalents denominated in Brazilian REAIS that translate to approximately $9.1 million and $20.5 million, respectively.

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

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 1--NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     INTANGIBLES AND OTHER LONG LIVED ASSETS. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period ranging from 5 to 40 years, with a weighted average amortization period of 23 years. At December 31, 1998 and 1999, we had recorded intangibles primarily consisting of goodwill of $140.5 million and $151.6 million, respectively (net of accumulated amortization of $14.9 million in 1998 and $24.5 million in 1999).

     We review long-lived assets, identifiable intangibles and goodwill and record an impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     ACCRUED INSURANCE. We are self-insured for certain property and casualty and worker's compensation exposure and, accordingly, accrue the estimated losses not otherwise covered by insurance.

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

     STOCK BASED COMPENSATION. We adopted the disclosure provision of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation (see Note 7).

     FAIR VALUE OF FINANCIAL INSTRUMENTS. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. Long-term debt is carried at face value less unamortized discount. The fair value of our senior notes was approximately $188.0 million at December 31, 1999. We use letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 2--INVESTING ACTIVITIES

     During 1998 and 1999, we completed 12 and four North American acquisitions, respectively, which have been accounted for under the purchase method of accounting. Accordingly, the results of operations of acquired companies have been included in our consolidated results of operations from their respective acquisition dates. Contingent consideration, to the extent earned, will be recorded as additional goodwill. If the acquisitions had been made at the beginning of 1998 or 1999, pro forma results of operations would not have differed materially from actual results based on historical performance prior to their acquisition by us. During 1999, we acquired Directional Advantage Boring, Inc., Central Trenching, Inc., Queens Network Cable Corp. and Trench Masters, Inc. all of which are external communication services providers.

     Common stock issued in acquisitions is valued based upon the market price of the common stock around the date of purchase or the date the purchase price is determined.

     During the fourth quarter of 1999, we recorded in other current assets a $2.5 million preferred stock investment in a co-location facilities provider. In connection with the investment, we have entered into an agreement to build their neutral central offices throughout the United States.

     We also have 171,250 warrants to purchase common stock at $60.00 per share of a competitive local exchange carrier in the northeastern United States with whom we have a preferred services provider agreement.

     On December 31, 1998, we sold 87% of our Spanish operations to a group of investors and during 1999 we advanced $3.0 million for working capital needs. The sale included the assumption of our remaining indebtedness to Telefonica from the original purchase of our Spanish operations of $25.0 million, for which we are not contingently liable. At December 31, 1999, we had $14.6 million reflected in other current assets, $11.6 million of which subsequently has been received.

     The following information presents the unaudited pro forma condensed results of operations for the years ended December 31, 1998 as if our disposition of our Spanish operations had occurred in January 1998.

         Revenue ............................    $811,582
         Net income .........................       4,962
         Basic earnings per share ...........        0.18
         Diluted earnings per share .........        0.18

     We corrected in consolidation the matter described in paragraph 4 of Sintel's auditors' report, included herein, on our Spanish operations.

NOTE 3--ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of an allowance for doubtful accounts of $3.1 million, $7.3 million, and $9.7 million at December 31, 1997, 1998 and 1999, respectively. We recorded a provision for doubtful accounts of $5.3 million, $4.5 million and $4.7 million during 1997, 1998 and 1999, respectively. In addition, we recorded write-offs of $5.3 million, $0.3 million and $2.3 million during 1997, 1998 and 1999, respectively.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 3--ACCOUNTS RECEIVABLE--(CONTINUED)

     Accounts receivable includes retainage which has been billed but is not due until completion of performance and acceptance by customers, and claims for additional work performed outside original contract terms. Retainage aggregated $18.9 million and $16.5 million at December 31, 1998 and 1999, respectively. Retainage is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

     Included in accounts receivable is unbilled revenue of $83.3 million and $69.6 million at December 31, 1998 and 1999, respectively. Such unbilled amounts represent work performed but not billable to customers as per individual contract terms, of which $45.2 million and $18.6 million at December 31, 1998 and 1999, respectively, are related to our Brazilian operations. Unbilled revenue is typically billed within one to two months.

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following as of December 31, 1998 and 1999 (in thousands):

                                                                               ESTIMATED
                                                                              USEFUL LIVES
                                                  1998            1999         (IN YEARS)
                                              ------------   -------------   -------------
   Land ...................................    $   7,950      $    6,905
   Buildings and improvements .............        9,961          11,852        5 - 20
   Machinery and equipment ................      168,484         223,378         3 - 7
   Office furniture and equipment .........        9,299          13,760         3 - 5
                                               ---------      ----------
                                                 195,694         255,895
   Less-accumulated depreciation ..........      (58,312)       (102,368)
                                               ---------      ----------
                                               $ 137,382      $  153,527
                                               =========      ==========

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 5--DEBT

     Debt is comprised of the following at December 31, (in thousands):

                                                                          1998          1999
                                                                      -----------   ------------
   Revolving credit facility, at LIBOR plus 1.25% (7.06% at
    December 31, 1998 and 6.98% at December 31, 1999) .............    $ 106,300     $  64,000
   Other bank facilities at LIBOR plus 1.50% (6.31% at December 31,
    1998 and 7.32% at December 31, 1999) ..........................        6,206         7,707
   Notes payable for equipment, at interest rates from 7.5% to 8.5%
    due in installments through the year 2000 .....................        6,145         3,920
   Notes payable for acquisitions, at interest rates from 7% to 8%
    due in installments through February 2000 .....................        3,431         4,254
   Senior notes, 7.75% due February 2008 ..........................      199,750       199,777
                                                                       ---------     ---------
   Total debt .....................................................      321,832       279,658
   Less current maturities ........................................      (11,143)      (12,200)
                                                                       ---------     ---------
   Long-term debt .................................................    $ 310,689     $ 267,458
                                                                       =========     =========

     We have a credit facility that provides for borrowings up to an aggregate amount of $165.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2001. Upon written request by us and at the bank's sole discretion, the maturity date of the credit facility may be extended to June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

     We had outstanding $8.3 million in standby letters of credit as of December 31, 1999.

     On January 30, 1998, we issued $200.0 million, 7.75% senior subordinated notes due in February 2008 with interest due semi-annually. The net proceeds were used primarily for acquisitions and other corporate purposes.

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

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 5--DEBT--(CONTINUED)

     At December 31, 1999, debt matures as follows:

         2000 ..........................    $ 12,200
         2001 ..........................      67,308
         2002 ..........................         345
         2003 ..........................          28
         Thereafter (due 2008) .........     199,777
                                            --------
                                            $279,658
                                            ========

NOTE 6--LEASE COMMITMENTS

     We have operating lease agreements for our premises and equipment that expire on various dates through 2005. The operating lease agreements are subject to escalation. Rent expense for the year ended December 31, 1999, was approximately $14.8 million.

     Minimum future lease commitments under non-cancelable operating leases in effect at December 31, 1999 were as follows:

         2000 ...................................    $11,263
         2001 ...................................      9,747
         2002 ...................................      7,776
         2003 ...................................      5,805
         2004 ...................................      1,766
         Thereafter .............................      3,832
                                                     -------
           Total minimum lease payments .........    $40,189
                                                     =======

NOTE 7--STOCK OPTION PLANS

     We have three stock option plans currently in effect: the 1994 Stock Incentive Plan (the "1994 Plan"), the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and the 1999 Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan"). Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years and terminate no later than 10 years from the date of grant.

     Under these plans there were a total of 1,654,151, 1,291,962 and 286,703 options available for grant at December 31, 1997, 1998 and 1999, respectively. We also have a non-qualified stock purchase plan whereby eligible employees may purchase common stock through payroll deductions at a 15% discount from fair market value.

     In addition, there are 149,000 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $3.83 to $21.09 with terms up to 10 years.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

     The following is a summary of all stock option transactions:

                                                                                    WEIGHTED
                                                                 WEIGHTED         AVERAGE FAIR
                                                 STOCK            AVERAGE           VALUE OF
                                                OPTIONS       EXERCISE PRICE     OPTIONS GRANTED
                                             -------------   ----------------   ----------------
   Outstanding December 31, 1996 .........       897,900          $ 9.98
   Granted ...............................     1,254,950           24.96             $19.97
   Exercised .............................      (201,950)           5.58
   Canceled ..............................      (343,475)          23.62
                                               ---------          ------
   Outstanding December 31, 1997 .........     1,607,425           17.06
   Granted ...............................     1,234,250           19.17             $13.29
   Exercised .............................      (101,990)          11.38
   Canceled ..............................      (110,580)          19.47
                                               ---------          ------
   Outstanding December 31, 1998 .........     2,629,105           18.32
   Granted ...............................     1,849,955           32.65             $16.04
   Exercised .............................      (407,069)          16.21
   Canceled ..............................      (168,030)          22.26
                                               ---------          ------
   Outstanding December 31, 1999 .........     3,903,961          $25.21
                                               =========          ======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                STOCK OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    -------------------------------------------------   ---------------------------
                                           WEIGHTED         WEIGHTED                       WEIGHTED
     RANGE OF                               AVERAGE          AVERAGE                       AVERAGE
     EXERCISE          NUMBER OF           REMAINING        EXERCISE       NUMBER OF       EXERCISE
      PRICES         STOCK OPTIONS     CONTRACTUAL LIFE       PRICE      STOCK OPTIONS      PRICE
-----------------   ---------------   ------------------   ----------   ---------------   ---------
  $ 3.83-5.29             54,300                  4.19       $ 4.49           54,300       $ 4.49
    6.83-8.68            121,250                  5.59         7.56           75,553         7.66
    8.92-14.63           136,350                  3.20         9.60           82,800         9.51
   15.59-20.19           630,300                  8.99        17.96          451,634        18.18
   20.56-29.69         2,281,706                  8.49        25.31          601,129        21.08
   31.19-40.19           680,055                  9.89        39.50            2,600        31.63
                       ---------                  ----       ------          -------       ------
    3.83-40.19         3,903,961                  8.48        25.21        1,268,016        17.80
                       =========                  ====       ======        =========       ======

     We have elected to follow Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employees stock options. Therefore, no compensation cost has been recognized.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

     We have reflected below the 1997, 1998 and 1999 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock- Based Compensation." The fair value of each option grant was estimated using the BlackScholes option-pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively: a five, six and five year expected life for 1997, 1998 and 1999, respectively; volatility factors of 82%, 72% and 41% respectively; risk-free interest rates of 5.5%, 4.3% and 5.9%, respectively; and no dividend payments.

                                           1997           1998          1999
                                        ----------   -------------   ----------
   Net income (loss):
   As reported ......................    $34,664       $ (13,915)     $44,726
                                         =======       =========      =======
   Pro forma ........................    $28,797       $ (28,472)     $32,980
                                         =======       =========      =======
   Basic earnings (loss) per share:
   As reported ......................    $  1.31       $   (0.51)     $  1.61
   Pro forma ........................    $  1.09       $   (1.04)     $  1.19
   Diluted earnings (loss) per share:
   As reported ......................    $  1.28       $   (0.51)     $  1.57
   Pro forma ........................    $  1.07       $   (1.04)     $  1.16

NOTE 8--INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                             1997         1998          1999
                                          ---------   ------------   ----------
   Current:
    Federal ...........................    $ 9,583      $ (3,876)     $ 32,069
    Foreign ...........................      4,465         1,376           214
    State and local ...................      1,670           536         3,770
                                           -------      --------      --------
                                            15,718        (1,964)       36,053
                                           -------      --------      --------
   Deferred:
    Federal ...........................      2,730         9,193        (5,889)
    Foreign ...........................      2,040         5,430         1,740
    State and local ...................        456          (109)        1,362
                                           -------      --------      --------
                                             5,226        14,514        (2,787)
                                           -------      --------      --------
   Provision for income taxes .........    $20,944      $ 12,550      $ 33,266
                                           =======      ========      ========

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 8--INCOME TAXES--(CONTINUED)

     The tax effects of significant items comprising our net deferred tax liability as of December 31, 1998 and 1999 are as follows (in thousands):

                                                                 1998            1999
                                                            -------------   -------------
   Deferred tax assets:
    Non-compete .........................................     $   6,068       $   5,919
    Bad debts ...........................................         2,694           4,279
    Accrued self insurance ..............................         4,655           5,468
    Operating loss and tax credit carry forward .........         1,186           1,960
    All other ...........................................         4,762           2,105
                                                              ---------       ---------
   Total deferred tax assets ............................        19,365          19,731
                                                              ---------       ---------
   Deferred tax liabilities:
    Installment sale ....................................     $   7,452       $   3,902
    Accounts receivable retainage .......................         6,891           5,665
    Property and equipment ..............................        12,737          15,709
    Asset re-evaluations ................................         5,901           5,526
    All other ...........................................         3,328           2,080
                                                              ---------       ---------
   Total deferred tax liabilities .......................        36,309          32,882
    Valuation allowance .................................           211              --
                                                              ---------       ---------
   Net deferred tax liability ...........................     $ (17,155)      $ (13,151)
                                                              =========       =========

     The net deferred tax liability includes deferred items resulting from acquisitions made during the period which are not reflected as part of the deferred tax provision. During 1999, the net change in the valuation allowance for the deferred tax asset was a decrease of $0.2 million. Such change is attributed to amounts expected to be realized through future earnings.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                                      L997      1998       1999
                                                                     ------   --------   -------
   U.S. statutory federal rate applied to pretax income ..........     35%        35%       35%
   State and local income taxes ..................................      2         10         4
   Effect of non-U.S. tax rates ..................................     (1)       (23)       --
   Amortization of intangibles ...................................     --         58         2
   Gain on sale of Spanish operations ............................     --        329        --
   Non-deductible expenses .......................................     --         37         2
   Other .........................................................      1         33        (1)
                                                                       --        ---        ---
   Provision for income taxes ....................................     37%       479%       42%
                                                                       ==        ===        ==

     No provision has been made for the years ended December 31, 1998 and 1999 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries since it is our intention to utilize those earnings in the foreign operations for an indefinite period of time. During 1998, MasTec sold its interest in its Spanish operations which resulted in a tax liability of $7.8 million. At December 31, 1999,

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 8--INCOME TAXES--(CONTINUED)

undistributed earnings of the remaining foreign subsidiaries amounted to $13.2 million. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability of $0.2 million would be required.

     The Internal Revenue Service is currently reviewing the tax returns filed by MasTec for the years ended December 31, 1995 and 1996. No adjustments have been proposed to date related to this review.

NOTE 9--CAPITAL STOCK

     MasTec has authorized 100,000,000 shares of common stock, $0.10 par value. At December 31, 1998 and 1999, approximately 27,382,000 and 28,233,000 shares of common stock were issued and outstanding. At December 31, 1998 and 1999, MasTec had 5,000,000 shares of authorized but unissued preferred stock, respectively.

NOTE 10--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS

     We currently derive a substantial portion of our revenue from providing external communication services to BellSouth. For the year ended December 31, 1997, approximately 27%, 13% and 11% of our revenue was derived from services performed for Telefonica, BellSouth and Telebras, respectively. For the year ended December 31, 1998, approximately 19% of our revenue was derived from services performed for Telefonica. For the year ended December 31, 1999, approximately 12.0% of our revenue was derived from services performed for BellSouth. Accounts receivable from our BellSouth approximated $17.1 million at December 31, 1999.

     Our North American operations consist of three segments: External Communication Services, External Energy Services and Internal Communication Services. We also operate in Brazil.

     EXTERNAL COMMUNICATION SERVICES. We design, build, install and maintain the physical facilities used to provide end-to-end telecommunications service from the provider's central office, switching center or cable head-end to the ultimate consumer's home or business. These services include: designing conduit networks and fiber rings; placing and splicing fiber optic, coaxial and copper cable; excavating trenches in which to place the cable; fabricating and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures; placing drop lines from the main distribution terminals to the customer's home or business; and maintaining, removing and replacing these facilities.

     We also provide route development, right of way and other site acquisition, permitting, materials procurement, acceptance testing and as-built documentation.

     EXTERNAL ENERGY SERVICES. We provide external network and infrastructure services to public and private utilities. These services consist of overhead and underground installation and maintenance of electrical and other utilities' transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. They are substantially similar to the services we provide to our telecommunications customers, but the work often involves the installation and splicing of high-voltage transmission and distribution lines.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 10--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS--(CONTINUED)

     INTERNAL COMMUNICATION SERVICES. We provide services consisting of the design, installation, testing and documentation of switching and transmission equipment and supporting components at a provider's point-of-presence (central office) locations. We also design, install and maintain integrated voice, data and video networks inside customer premises as well as the infrastructure required to support complex intranet and Internet solutions. We provide systems integration services, which involve the selection, configuration, installation and maintenance of software, hardware, other computing and communications equipment and cabling to provide an integrated computing and communications system. Internal communication services are less capital intensive than external communication services but require a more technically proficient work force. We provide switching and transmission services to equipment vendors, and premise wiring and structured cabling services to large corporate customers with multiple locations.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 10--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS--(CONTINUED)

     The following table set forth, for each of 1997, 1998 and 1999, certain information about segment results of operations and segment assets (in thousands).

                                      EXTERNAL        INTERNAL     EXTERNAL
                                   COMMUNICATION   COMMUNICATION    ENERGY
               1997                   SERVICES        SERVICES     SERVICES   INTERNATIONAL(1)    OTHER(2)    CONSOLIDATED
--------------------------------- --------------- --------------- ---------- ------------------ ------------ -------------
Revenue .........................     $286,814        $ 47,285     $ 19,693       $282,393       $  23,254    $  659,439
                                      ========        ========     ========       ========       =========    ==========
Operating income (loss) .........       44,794           4,865          607         21,450         (14,233)       57,483
Depreciation and
  amortization ..................       16,210           1,022        2,888          3,403             332        23,855
Total assets ....................      194,245          51,606       33,250        325,458          25,665       630,224
Capital expenditures ............       16,387           1,113        1,223          1,879             932        21,534

                                      EXTERNAL        INTERNAL     EXTERNAL
                                   COMMUNICATION   COMMUNICATION    ENERGY
               1998                   SERVICES        SERVICES     SERVICES   INTERNATIONAL(1)    OTHER(2)    CONSOLIDATED
--------------------------------- --------------- --------------- ---------- ------------------ ------------ -------------
Revenue .........................     $455,798       $  89,687     $120,218       $379,294       $   3,925    $1,048,922
                                      ========       =========     ========       ========       =========    ==========
Operating income (loss) .........       33,258         (11,460)      10,910         15,167         (19,615)       28,260
Depreciation and
  amortization ..................       24,600           1,617       10,095          6,029             972        43,313
Total assets ....................      299,952          61,185       87,181        186,023          97,880       732,221
Capital expenditures ............       41,946           2,361       25,872          5,003           1,263        76,445

                                      EXTERNAL        INTERNAL     EXTERNAL
                                   COMMUNICATION   COMMUNICATION    ENERGY
               1999                   SERVICES        SERVICES     SERVICES   INTERNATIONAL(1)    OTHER(2)    CONSOLIDATED
--------------------------------- --------------- --------------- ---------- ------------------ ------------ -------------
Revenue .........................     $743,955        $105,246     $153,179       $ 55,220       $   1,422    $1,059,022
                                      ========        ========     ========       ========       =========    ==========
Operating income (loss) .........      107,048           5,769       12,069            496         (18,205)      107,177
Depreciation and
  amortization ..................       35,683           2,468       12,560          4,016           1,421        56,148
Total assets ....................      394,662          63,083       84,472        142,672          43,520       728,409
Capital expenditures ............       57,786           1,815        8,845             86             975        69,507

----------------
(1) For the year ended December 31, 1997, revenue, depreciation and amortization and operating profit was $74.9 million, $390,000 and $9.6 million, respectively, for Brazil and $207.5 million, $3.0 million and $11.8 million, respectively, for Spain. As of December 31, 1997, assets and capital expenditures consisted of $93.4 million and $0, respectively for Brazil, $195.2 million and $1.9 million, respectively for Spain and $36.9 million related to other international entities. For the year ended December 31, 1998 revenue, depreciation and amortization and operating profit (loss) was $142.0 million, $3.3 million and $15.3 million, respectively for Brazil and $237.3 million, $2.7 million and $(134,000) respectively for Spain. As of December 31, 1998 total assets consisted of $117.2 million for Brazil, capital expenditures consisted of $3.5 million for Brazil and $1.5 million for Spain, and total assets of $68.8 million related to our other international entities, which includes a note receivable of $25.8 million in connection with the sale of our Spanish operations. For the year ended December 31, 1999, international includes only our Brazilian operations.

(2) Consists of non-core construction and corporate operations.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 10--OPERATIONS BY GEOGRAPHIC AREAS AND SEGMENTS--(CONTINUED)

     There are no significant transfers between geographic areas and segments. Operating income consists of revenue less operating expenses, and does not include interest expense, interest and other income, equity in earnings of unconsolidated companies, minority interest and income taxes. Operating income is net of corporate general and administrative expenses. Total assets are those assets used in our operations in each segment. Corporate assets include cash and cash equivalents, real estate assets held for sale and notes receivable.

NOTE 11--COMMITMENTS AND CONTINGENCIES

     In the fourth quarter of 1999, we entered into a stipulation of settlement regarding two shareholder class action and derivative lawsuits first filed in 1990. The two Delaware state court lawsuits alleged, among other things, that various former fiduciaries of MasTec breached their duties in approving certain transactions, including, the acquisition of control of the Company in 1994 in these former fiduciaries engaged in mismanagement, waste and breach of fiduciary duties in managing our affairs prior to the acquisition of control. The settlement, which must be approved by the court, calls for the payment of certain amounts by another defendant, a dismissal of the actions with prejudice and full release of all parties. We are not required to make any payments or to contribute to any amounts paid by other parties.

     In November 1997, Church & Tower filed a lawsuit against Miami-Dade County (the "County") in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the County's refusal to pay amounts due to Church & Tower under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the County, and the County's wrongful termination of the agreement. The County has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against us and is seeking unspecified damages. The County also has refused to award a new road restoration agreement for MWSD to Church & Tower, which was the low bidder for the new agreement. We are vigorously pursuing this lawsuit and believe that we will not incur any material liability from this lawsuit.

     We are a party to other pending legal proceedings arising in the normal course of business, none of which MasTec believes is material to our financial position or results of operations.

     In connection with certain contracts, we have signed certain agreements of indemnity in the aggregate amount of approximately $500.0 million, of which approximately $361.6 million relate to the uncompleted portion of contracts in process. These agreements are to secure the fulfillment of obligations and performance of the related contracts.

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

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 12--ASSETS HELD FOR SALE

     Included in assets held for sale at December 31, 1999 is our minority interest in Supercanal Holding S.A. ("Supercanal") a cable television operator in western Argentina with a carrying value at December 31, 1999 of approximately $17.9 million, and our minority interest in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of two cellular operators in Ecuador with a carrying value of $12.1 million. Both Supercanal and Conecel defaulted, during the second quarter of 1999, on their third-party obligations. We do not guarantee any of their indebtedness.

     We are monitoring our investments in Argentina and Ecuador and have determined that the carrying values of these assets as of December 31, 1999 have not been further impaired. We periodically review the carrying value of our South American assets through our independent sources including information provided by the companies, actual or proposed transactions, valuation from investment bankers, discussions with other stakeholders and comparable transactions. We have engaged investment bankers to dispose of our interest in Conecel and Supercanal. There can be no assurance that future transactions or events will not result in a further impairment of these assets. In the case of Supercanal, we executed an agreement in September 1997 to sell less than half of our interest in Supercanal in excess of its carrying value. In early 1999, we received a valuation from an investment banking firm that valued our interest at more than its carrying value, and later in 1999 received an offer to purchase the interest for a combination of cash and other securities valued at more than the carrying value.

     We do not exercise significant influence over the management of Supercanal because the other two shareholders holding 72% of the outstanding stock are entitled to make most significant decisions regarding the operations of Supercanal under a stockholders' agreement. Additionally, we are not represented on the board of directors.

     On January 25, 2000, the majority shareholders of Supercanal approved a capital increase which would require MasTec to contribute approximately $5.9 million to Supercanal within the next six months to maintain our interest. We are considering whether to make the capital contribution.

     In December 1997, we sold our investment in the holding company for Conecel for $20.0 million in cash and 7.5 million shares of Conecel common stock valued at $25.0 million. Accordingly, we recognized a gain of $4.4 million net of tax based on the percent of cash received to the total transaction value. In the fourth quarter of 1999, we recorded a $4.0 million write-down of our investment in Conecel based upon a publicly announced purchase of a controlling interest in Conecel by an unaffiliated purchaser. As part of the transaction, Conecel's third party debt obligations would be restructured and would no longer be in default.

     We have a $28.6 million investment in a PCS wireless system in Paraguay which is held for sale. The system became operational in January 2000 in accordance with its license requirements. We are actively marketing the system for sale. Our Paraguayan subsidiary is under a preliminary investigation for alleged improper conduct by certain of its employees in connection with a prior extension of the completion deadline. We believe that the allegations are baseless.

     We also have other international investments with a carrying value of $2.6 million recorded as assets held for sale as of December 31, 1999. We estimate that the carrying value of such assets held for sale will be realized upon their ultimate disposition.

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 12--ASSETS HELD FOR SALE--(CONTINUED)

     During the year ended December 31, 1999 we sold non-core real estate reflected at $6.9 million at a loss of $1.1 million. Currently, approximately $4.6 million remains unsold. Of the original $10.5 million reflected at December 31, 1998, an additional $950,000 was recorded as an asset held for sale and subsequently disposed.

NOTE 13--QUARTERLY INFORMATION (UNAUDITED)

     The following table presents unaudited quarterly operating results for the two years ended December 31, 1999. MasTec believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1998 and 1999.

                                                   1998                                            1999
                                               QUARTER ENDED                                   QUARTER ENDED
                              ----------------------------------------------- -----------------------------------------------
                                 MAR 31      JUN 30      SEP 30      DEC 31      MAR 31      JUN 30      SEP 30      DEC 31
                              ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Revenue .....................  $ 186,095   $246,106    $288,606    $ 328,115   $206,796    $238,688    $301,092    $312,446
Gross profit, excluding
 depreciation and
 amortization ...............     33,129     59,878      70,093       82,710     44,699      60,419      73,332      76,773
Operating income (loss) .....    (13,599)    20,011      26,289       (4,441)    12,661      26,010      34,735      33,771
Net income (loss) ...........    (12,099)     9,395      13,413      (24,624)     4,352      12,177      17,146      11,051
Basic earnings (loss)
 per share ..................  $   (0.44)  $   0.34    $   0.49    $   (0.90)  $   0.16    $   0.44    $   0.61    $   0.39
Diluted earnings (loss)
 per share ..................  $   (0.44)  $   0.33    $   0.48    $   (0.90)  $   0.16    $   0.43    $   0.60    $   0.38

     We believe that the effects of inflation have not had a significant impact on our results of operations or financial condition. However, the results of operations have been impacted due to the devaluation in Brazil (see Note 1). MasTec's results of operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters.

     The first quarter of 1998 was negatively affected by severe weather, $4.0 million related to bad debts incurred in North American operations and $13.4 million of severance expenses related to our Spanish operations.

     The fourth quarter of 1998 includes a non-recurring $33.8 million charge for payments made pursuant to employment and non-competition agreements entered into with management of our internal and external communication services segment and $1.4 million expense for start-up costs.

     The $33.8 million charge relates to up-front amounts in the form of signing bonuses and extended non-competition payments made under the agreements that could not be attributed to future services. Base salary and bonuses for future performance paid pursuant to these agreements are being recognized over the related service periods. The up-front payments were paid to these managers to

                                 MASTEC, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

NOTE 13--QUARTERLY INFORMATION (UNAUDITED)--(CONTINUED)

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

     In the fourth quarter of 1999, we recorded a $4.0 million write-down of our investment in Conecel based upon a publicly announced purchase of a controlling interest in Conecel by an unaffiliated purchaser. Additionally, we recorded a $2.0 million write-down related to an ancillary international asset, start-up expenses of $2.2 million related to our Paraguayan PCS system and a $2.0 million foreign currency transaction loss related to a note receivable resulting from the sale of the Spanish operation.

                             * * * * * * * * * * * *

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding our executive officers is included in this Annual Report under the caption "Executive Officers of the Registrant." Information regarding our directors and nominees for directors will be contained in our Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2000 (the "Proxy Statement"), and is incorporated in this Annual Report by reference.

                             EXECUTIVE COMPENSATION

         Information regarding compensation of our executive officers will be contained in the Proxy Statement and is incorporated in this Annual Report by reference, except the Compensation Committee Report and Performance Graph contained in the Proxy Statement, which are not incorporated in this Annual Report by reference.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the ownership of our common stock will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be contained in the Proxy Statement and is incorporated in this Annual Report by reference.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements - The financial statements and the
                  reports of our Certified Public Accountants are listed on page
                  24 and included on pages 25 through 49.

         2.       Financial Statements Schedules - The financial statement
                  schedule information required by Item 14(a)(2) is included as part of "Note 3 - Accounts Receivable" of the Notes to Consolidated Financial Statements.

         3.       Exhibits including those incorporated by reference:

EXHIBIT
  NO.*                          DESCRIPTION
-------                         -----------

  3.1 Articles of Incorporation, filed as Appendix B to our definitive Proxy Statement for our 1998 Annual Meeting of Stockholders dated April
         14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein.

  3.2 By-laws, filed as Exhibit 3.2 to MasTec's Form 8-K dated May 29, 1998 and filed with the Commission on June 26, 1998, and incorporated by reference herein.

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

  10.2   Stock Option Agreement dated December 29, 1997 between MasTec and Henry
         N. Adorno, filed as Exhibit 10.2 to MasTec's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

  10.3 Stock Option Agreement dated December 29, 1997 between MasTec and Joel-Tomas Citron, filed as Exhibit 10.3 to MasTec's Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

  10.4 Revolving Credit Agreement dated as of June 9, 1997 between MasTec, certain of its subsidiaries, and Bank Boston, N.A. as agent, filed as
         Exhibit 10.4 to MasTec's Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated by reference herein.


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

  10.7 Second, Third, Fourth and Fifth Amendments to Revolving Credit Agreement filed as Exhibit 10.7 to our 1998 10-K and incorporated by reference herein.

  10.8 Agreement between Joel-Tomas Citron and MasTec dated as of November 18, 1998 filed as Exhibit 10.8 to our 1998 10-K and incorporated by reference herein.

  10.9 Stock purchase and sale agreement dated as of December 31, 1998 between MasTec and a group of investors regarding the sale of MasTec's Spanish operations 1998 filed as Exhibit 10.9 to our 1998 10-K and incorporated by reference herein.

  10.10 1994 Stock Option Plan for Non-Employee Directors filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Securities and Exchange Commission on February 11, 1994 and incorporated by reference herein.

  21.1   Subsidiaries of MasTec.

  27.1   Financial Data Schedule

--------------------------------
* Exhibits filed with the Securities and Exchange Commission. The registrant agrees to provide these exhibits supplementally upon request.

(b)      Reports on  Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 3, 2000.

                                          MASTEC, INC.

                                          /s/ CARMEN M. SABATER
                                          ---------------------
                                          Carmen M. Sabater
                                          Senior Vice President - Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                                          /s/ ARLENE VARGAS
                                          ------------------------------
                                          Arlene Vargas
                                          Vice President and Controller
                                          (Principal Accounting Officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 3, 2000.

/S/ JORGE MAS
--------------------------------          -------------------------------
Jorge Mas, Chairman of the Board          Joseph P. Kennedy, II, Director


/S/ JOEL-TOMAS CITRON
--------------------------------          -----------------------------
Joel-Tomas Citron, Vice Chairman,         William N. Shiebler, Director
President and Chief Executive
Officer (Principal Executive
Officer)


/S/ ELIOT C. ABBOTT
--------------------------------          -----------------------
Eliot C. Abbott, Director                 Olaf Olafsson, Director


/S/ ARTHUR B. LAFFER                      /S/ JOSE S. SORZANO
--------------------------------          -------------------------
Arthur B. Laffer, Director                Jose S. Sorzano, Director

                                 EXHIBIT INDEX

EXHIBIT                        DESCRIPTION
-------                        -----------
 21.1   Subsidiaries of MasTec.

 27.1   Financial Data Schedule