Form 10-K/A
period 1999-12-31
MASTEC INC
filed 2000-02-15
CIK 15615

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

         The number of shares of Common Stock outstanding as of February 1, 2000 was 28,306,807. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $47.4375 closing price for the registrant's Common Stock on the New York Stock Exchange on February 1, 2000 was approximately $683,850,034. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference.

         The undersigned Registrant hereby amends the following sections of the Annual Report on Form 10-K for the year ended December 31, 1999:

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

  3.2 By-laws, filed as Exhibit 3.2 to our Form 8-K dated May 29, 1998 and filed with the Commission on June 26, 1998, and incorporated by reference herein.

  4.1 7 3/4% Senior Subordinated Notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to our Registration Statement on Form S-4 (file No. 333-46361) and incorporated by reference herein.

  10.1   Stock Option Agreement dated March 11, 1994 between MasTec and Arthur
         B. Laffer, filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

  10.2   Stock Option Agreement dated December 29, 1997 between MasTec and Henry
         N. Adorno, filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

  10.3 Stock Option Agreement dated December 29, 1997 between MasTec and Joel-Tomas Citron, filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

  10.4 Revolving Credit Agreement dated as of June 9, 1997 between MasTec, certain of its subsidiaries, and Bank Boston, N.A. as agent, filed as
         Exhibit 10.4 to our Form 10-K for the year ended December 31, 1998 (the "1998 10-K") and incorporated by reference herein.


  10.5 Agreement dated July 21, 1997 between MasTec and Inepar S/A Industrias e Construcoes, filed as Exhibit 10.5 to our Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

  10.6 First Amendment to Revolving Credit Agreement, filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.

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

  21.1   Subsidiaries of MasTec.**

  23.1   Consent of PricewaterhouseCoopers, LLP

  23.2   Consent of Arthur Andersen

  27.1   Financial Data Schedule**

--------------------------------
* Exhibits filed with the Securities and Exchange Commission. The registrant agrees to provide these exhibits supplementally upon request.

** Previously filed as identically numbered exhibits to our Form 10-K for the year ended December 31, 1999.

(b)      Reports on  Form 8-K:

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MASTEC, INC.



Date: February 14, 2000              By: /s/ Carmen M. Sabater
                                        ----------------------------------------
                                         Carmen M. Sabater
                                         Senior Vice President - Chief Financial
                                         Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
  23.1         Consent of PricewaterhouseCoopers, LLP

  23.2         Consent of Arthur Andersen