Form 10-Q
period 2000-01-31
MASTEC INC
filed 2000-05-02
CIK 15615

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                        Commission File Number 001-08106

                                     MasTec

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


     As of April 26, 2000, MasTec, Inc. had 31,054,087 shares of common stock, $0.10 par value, outstanding.

================================================================================

                                  MasTec, Inc.

                                TABLE OF CONTENTS



Part I.      Financial Information

Item 1.      Financial Statements


     Unaudited Consolidated  Statements of Operations for the Three Months
     Ended March 31, 2000 and March 31, 1999.................................. 3

     Consolidated  Balance Sheets as of March 31, 2000  (Unaudited) and
     December 31, 1999.......................................................  4

     Unaudited Consolidated Statement of Changes in
     Shareholders' Equity for the Three Months
     Ended March 31, 2000....................................................  5

     Unaudited Consolidated Statements of Cash Flows
     for the Three Months Ended  March 31, 2000 and
     March 31, 1999  ........................................................  6

     Notes to Consolidated Financial Statements (Unaudited) .................  8

Item 2.      Management's Discussion and Analysis of Results of Operations
             and Financial Condition........................................  11

Item 3       Quantitative and Qualitative Disclosures About Market Risk.....  17

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K...............................  17

Signatures    ..............................................................  18

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                        Three Months Ended
                                                             March 31,

                                              ----------------------------------------
                                                      2000                  1999
                                              ------------------    ------------------

      Revenue
         North American                       $      262,372        $      188,222
         International                                10,322                18,575
                                              ------------------    ------------------
                                                     272,694               206,797
      Costs of revenue                               208,929               162,097
      Depreciation                                    13,478                10,379
      Amortization                                     3,501                 2,268
      General and administrative expenses             23,112                19,391
      Interest expense                                 5,556                 6,231
      Interest income                                  1,213                 2,109
      Other income, net                                  380                   123
                                              ------------------    ------------------
      Income before provision for income              19,711                 8,663
         taxes and minority interest
      Provision for income taxes                       8,379                 3,670
      Minority interest                                  145                  (640)
                                              ------------------    ------------------

      Net income                              $       11,477        $        4,353
                                              ==================    ==================

      Weighted average common shares outstanding      29,203                27,328
      Basic earnings per share                $         0.39        $         0.16

      Weighted average common shares outstanding      30,568                27,755
      Diluted earnings per share              $         0.38        $         0.16

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                    March 31,            December 31,
                                                                      2000                   1999
                                                                 -------------         ---------------
                                                                  (Unaudited)
         Assets
Current assets:
    Cash and cash equivalents                                    $    54,270           $     27,635
    Accounts receivable, unbilled revenue and retainage, net         263,729                251,576
    Inventories                                                       15,071                 14,264
    Assets held for sale                                              57,633                 53,639
    Other current assets                                              26,136                 34,634
                                                                 -------------         --------------
         Total current assets                                        416,839                381,748

Property and equipment, net                                          152,768                153,527
Investments in unconsolidated companies                               17,688                 18,006
Intangibles, net                                                     150,712                151,556
Other assets                                                          22,282                 23,572
                                                                 -------------         --------------

         Total assets                                            $   760,289           $    728,409
                                                                 =============         ==============

         Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of debt                                   $     5,985           $     12,200
    Accounts payable and accrued expenses                             67,611                 74,408
    Other current liabilities                                         50,401                 71,882
                                                                 -------------         --------------
         Total current liabilities                                   123,997                158,490
                                                                 -------------         --------------

Other liabilities                                                     37,698                 45,628
                                                                 -------------         --------------

Long-term debt                                                       199,257                267,458
                                                                 -------------         --------------

Commitments and contingencies

Shareholders' equity:
    Common stock                                                       3,102                  2,823
    Capital surplus                                                  299,124                168,799
    Retained earnings                                                112,680                101,203
    Foreign currency translation adjustments                         (15,569)               (15,992)
                                                                 -------------         --------------
         Total shareholders' equity                                  399,337                256,833
                                                                 -------------         --------------

         Total liabilities and shareholders' equity              $   760,289           $    728,409
                                                                 =============         ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                    Common Stock                                Foreign
                             ---------------------------                        Currency
                                                        Capital    Retained    Translation
                                Shares     Amount       Surplus    Earnings    Adjustments      Total
-----------------------------------------------------------------------------------------------------------------

Balance December 31, 1999        28,233   $  2,823    $ 168,799   $ 101,203    $ (15,992)    $  256,833
Net income                                                           11,477                      11,477
Foreign currency translation                                                         423            423
adjustments
Stock issued                      2,795        279      130,325                                 130,604

-----------------------------------------------------------------------------------------------------------------

Balance March 31, 2000           31,028   $  3,102    $ 299,124   $ 112,680    $ (15,569)    $  399,337

=================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                       5

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                   ----------------------------------
                                                                        2000                1999
                                                                   ---------------     --------------
Cash flows from operating activities:
   Net income                                                      $     11,477        $     4,353
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                       16,979             12,647
     Minority interest                                                     (145)               640
     Loss on sale of assets                                                   3                  -
     Changes in assets and liabilities (net of effect of acquisitions):
       Accounts receivables, unbilled revenue and retainage, net        (12,951)             7,801
       Inventories and other current assets                              (3,557)            (6,939)
       Other assets                                                         472             (3,106)
       Accounts payable and accrued expenses                             (8,798)            (4,903)
       Other current liabilities                                        (21,481)           (19,602)
       Other liabilities                                                 (2,590)            (5,387)
                                                                   --------------       -------------
Net cash used in operating activities                                   (20,591)           (14,496)
                                                                   --------------       -------------

Cash flows from investing activities:
   Capital expenditures                                                 (13,749)           (15,813)
   Cash paid for acquisitions (net of cash acquired) and                 (2,109)            (2,956)
     contingent consideration
   Repayment of notes receivable, net                                       946             18,667
   Investment in unconsolidated companies held for sale                  (3,083)            (2,685)
   Distribution to joint venture partner                                 (4,900)                 -
   Net proceeds from sale of assets                                      13,401             11,372
                                                                   --------------        ------------
Net cash (used in) provided by investing activities                      (9,494)             8,585
                                                                   --------------        ------------

Cash flows from financing activities:
   (Repayments) proceeds, net from revolving credit facilities          (74,416)            16,615
   (Repayments) of debt                                                       -             (3,102)
   Net proceeds from common stock issued                                130,604                114
                                                                   --------------        ------------
Net cash provided by financing activities                                56,188             13,627
                                                                   --------------        ------------

Net increase in cash and cash equivalents                                26,103              7,716
Effect of translation on cash                                               532             (2,020)
Cash and cash equivalents - beginning of period                          27,635             19,864
                                                                   --------------        ------------
Cash and cash equivalents - end of period                          $     54,270          $  25,560
                                                                   ==============        ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

     During the three months ended March 31, 2000, we paid approximately $2.1 million related to contingent consideration from earlier acquisitions which was recorded as additional goodwill.

     During the three months ended March 31, 1999, we acquired certain assets from Directional Advantage Boring, Inc., headquartered in Minnesota, in a transaction accounted for as a purchase. The fair value of the assets acquired amounted to $0.6 million, $0.3 million paid in cash with the remainder financed. We also paid approximately $2.7 million related to contingent consideration from earlier acquisitions which was recorded as additional goodwill.

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of MasTec, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. The balance sheet data as of December 31, 1999 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2000 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

     Our comprehensive income for the three months ended March 31, 2000 and 1999 was $11.9 million and $6.4 million, respectively. The components of comprehensive income are net income and foreign currency translation adjustments.


Note 2 - Debt

         Debt is comprised of the following (in thousands):

                                                                             March 31,      December 31,
                                                                               2000             1999
                                                                         --------------     -------------
Revolving credit facility, at LIBOR plus 1.25% (6.98% at December 31,    $          -       $    64,000
    1999)
Other bank facilities at LIBOR plus 1.50% (7.63% at March 31, 2000              2,956             7,707
    and 7.32% at December 31, 1999)
Notes payable for equipment, at interest rates from 7.5% to 8.5% due            4,092             3,920
    in installments through the year 2002
Notes payable for acquisitions, at interest rates from 7.0% to 8.0%             2,326             4,254
    due  in installments through the year 2001
Senior Notes, 7.75% due February 2008                                         195,868           199,777
                                                                          -------------     -------------
Total debt                                                                    205,242           279,658
Less current maturities                                                        (5,985)          (12,200)
                                                                          -------------     -------------
Long-term debt                                                            $   199,257       $   267,458
                                                                          =============     =============

     We have a credit facility that provides for borrowings up to an aggregate amount of $125.0 million, which we reduced from $165.0 million following our public offering in March 2000. Amounts outstanding under the revolving credit facility mature on June 9, 2001. Upon written request by us and at the bank's sole discretion, the maturity date of the credit facility may be extended to June 9, 2002. We are required to pay an unused facility fee ranging from .25% to
 .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008 with interest due semi-annually.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The credit facility and the senior notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating certain liens, prepaying other indebtedness, including the senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain certain financial ratio coverages, requiring, among other things, minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.


Note 3 -  Operations by Segments and Geographic Areas

         The following table sets forth, for the three months ended March 31, 2000 and 1999, certain information about segment results of operations and segment assets (in thousands):


                          External       Internal     External
   Three Months        Communication  Communication    Energy    International
       2000               Services      Services      Services        (1)       Other (2)   Consolidated
---------------------------------------------------------------------------------------------------------
Revenue                  $  192,991   $  32,018      $  37,363    $  10,322     $      -     $  272,694
Depreciation                  9,621         467          2,941            -          449         13,478
Amortization                  1,021         249            202        2,029            -          3,501
Income before provision      24,591       2,466          2,107       (1,010)      (8,443)        19,711
   for income taxes and
   minority interest
Capital expenditures         12,706         155            555          333            -         13,749
Total assets                403,708      65,249         83,048      121,224       87,060        760,289


                          External       Internal     External
   Three Months        Communication  Communication    Energy    International
       1999               Services      Services      Services        (1)       Other (2)   Consolidated
---------------------------------------------------------------------------------------------------------
Revenue                  $  128,878   $  21,303      $  36,950    $  18,575     $  1,091     $  206,797
Depreciation                  6,992         355          2,644            -          388         10,379
Amortization                    942         260            191          875            -          2,268
Income before provision      13,062         593          3,056        1,070       (9,118)         8,663
   for income taxes and
   minority interest
Capital expenditures         10,978         165          4,051          542           77         15,813
Total assets                314,710      57,126         92,122      130,954      100,388        695,300


(1) For the three months ended March 31, 2000 and 1999, revenue, depreciation, amortization income before provision for income taxes and minority interest and capital expenditures related to our Brazilian operations. As of March 31, 2000 and 1999, total assets for Brazil consisted of $47.9 million and $66.3 million, respectively and the remainder relates to our interest in international assets not related to our core business.

(2) Consists of non-core construction and corporate operations, which includes interest expense net of interest income of $4.3 million and $4.1 million for 2000 and 1999, respectively.

     There are no significant transfers between geographic areas and segments. Total assets are those assets used in our operations in each segment. Corporate assets include domestic cash and cash equivalents, real estate assets held for sale and notes receivable.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Commitments and Contingencies

     The Delaware court in which two shareholder class action and derivative lawsuits were pending approved a settlement entered into in the fourth quarter of 1999 that dismisses both lawsuits and releases all parties in the first suit. We are not required to make any payments or to contribute to any amounts paid by other parties.

     In November 1997, we filed a lawsuit against Miami-Dade County in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to us under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the county, and the county's wrongful termination of the agreement. The county has refused to pay amounts due to Church & Tower under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against Church & Tower seeking unspecified damages. MasTec is vigorously pursuing this lawsuit.

     We are a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.

     We own minority interests in Argentina and Ecuador. Our investment in Argentina is a minority interest with a carrying value of $17.9 million as of March 31, 2000 in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina ("Supercanal"). We also own a minority interest in and have made a $3.0 million working capital loan to Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a Spanish telecommunications infrastructure services provider.

     Supercanal has defaulted on its third party debt and has filed a petition under Argentine law seeking protection from its creditors. We do not guarantee any of this indebtedness. In January 2000, the majority shareholder of Supercanal approved a capital increase that would have required us to contribute approximately $5.9 million to maintain our interest, but the capital increase has been enjoined by an Argentine judge and we cannot determine whether or when the capital increase will be effected. We have determined that the carrying value of this asset held for sale has not been impaired, but we are monitoring developments to determine whether a charge is warranted in the future.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for historical information, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks, uncertainties and assumptions relating to the Company's operations, financial condition and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by the Company in this Quarterly Report. These and other risks are detailed in documents filed by the Company with the Securities and Exchange Commission. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


General

     We design, build, install and maintain internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. Based on revenue, we are the largest end-to-end communications and energy infrastructure service provider in North America. We offer comprehensive network infrastructure solutions to a diverse group of customers, enabling our customers to connect with their customers. Currently, we operate from approximately 200 locations throughout North America, which accounted for 96% of our revenue for the period ended March 31, 2000. Internationally we operate in Brazil through a 51% joint venture which we consolidate net of a 49% minority interest after tax.

     For the three  months  ended  March 31,  2000,  approximately  12.9% of our
domestic   revenue  was  derived   from   services   performed   for   BellSouth
Telecommunications, Inc. Our top 10 customers combined accounted for approximately 50% of our domestic revenue in the quarter.

     We report our operations in four segments:

         *     External Communication Services,
         *     External Energy Services,
         *     Internal Communication Services and
         *     International.

     External Communication Services represents our core business and is divided into five service lines:

         *     inter-exchange networks,

         *     local exchange networks,

         *     broadband networks,

         *     wireless networks, and

         *     intelligent transportation networks.

     Internal Communication Services includes:

         *     switching and transmission services, and

         *     structured cabling services.

Results of Operations

North America


     The following tables state for the periods indicated our North American operations in dollar and percentage of revenue terms (in thousands):

                                                 Three Months Ended March 31,
                                      -------------------------------------------------
                                              2000                            1999
                                      ----------------------     ----------------------
Revenue                               $   262,372     100.0%     $  188,222      100.0%
Costs of revenue                          200,689      76.5         147,076       78.1
Depreciation                               13,478       5.1          10,379        5.5
Amortization                                1,472       0.6           1,393        0.7
General and administrative expenses        21,678       8.3          17,506        9.3


                        Three Months Ended March 31, 2000
                  Compared to Three Months Ended March 31, 1999


     The following table sets forth the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                            Three Months Ended
                                                March 31,                         Change
                                       -----------------------------   -----------------------------
                                            2000            1999             $               %
                                       --------------  -------------   -------------   -------------
External Communication Services        $   192,991     $   128,878     $    64,113          49.7%
External Energy Services                    37,363          36,950             413           1.1
Internal Communication Services             32,018          21,303          10,715          50.3
Other                                            -           1,091          (1,091)       (100.0)
                                       --------------  -------------   -------------   -------------
                                       $   262,372     $   188,222     $    74,150          39.4%
                                       ==============  =============   =============


     Our North American revenue was $262.3 million for the three months ended March 31, 2000, compared to $188.2 million for the same period in 1999, representing an increase of $74.1 million or 39.4%. The fastest growing operating segment is our external communication services segment primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our customers. The growth we are experiencing in our internal communication services segment is primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. During the three months ended March 31, 2000, we had no acquisitions compared to one acquisition for the three months ended March 31, 1999 in our external communication services segment. Internal growth in revenue from our North American operations, as adjusted to exclude acquisitions, approximated 35.8% for the three months ended March 31, 2000, and was primarily driven by growth in external communication services.

     Our North American costs of revenue were $200.7 million or 76.5% of revenue for the three months ended March 31, 2000, compared to $147.1 million or 78.1% of revenue for the same period in 1999. In 2000, margins improved due to increased productivity in our external and internal communication services groups offset by a slight decline in our external energy services group due to poor weather conditions experienced in the month of January.

     Depreciation expense was $13.5 million or 5.1% of revenue for the three months ended March 31, 2000, compared to $10.4 million or 5.5% of revenue for the same period in 1999. The increased depreciation expense of $3.1 million resulted from our investment in our fleet to support revenue growth. The decline as a percentage of revenue was due to an increase in revenue from our internal communication segment which is less capital intensive.

     General and administrative expenses were $21.7 million or 8.3% of revenue for the three months ended March 31, 2000, compared to $17.5 million or 9.3% of revenue for the same period in 1999. The decline in general and administrative expenses as a percentage of revenue for the three months ended March 31, 2000 was due primarily to our ability to support higher revenue with a reduced administrative base.


Brazil

     The following tables set forth for the periods indicated our Brazilian operations in dollar and percentage terms (in thousands):


                                                    Three Months Ended March 31,
                                     -----------------------------------------------------------
                                                2000                            1999
                                     ----------------------------    ---------------------------
Revenue                              $  10,322         100.0%        $ 18,575         100.0%
Costs of revenue                         8,240          79.8           15,021          80.9
Amortization                             2,029          19.7              875           4.7
General and administrative expenses      1,434          13.9            1,885          10.1


                        Three Months Ended March 31, 2000
                  compared to Three Months Ended March 31, 1999


     Our Brazilian operations' functional currency is the Brazilian reals.


     Brazilian revenue was $10.3 million for the three months ended March 31, 2000, compared to $18.6 million for the same period in 1999, representing a decrease of $8.3 million or 44.6%. Brazilian revenue decreased primarily due to the completion of prior existing contracts. Brazil had revenue of R$18.0 million reals during the three months ended March 31, 2000, compared to R$32.0 million reals for the same period in 1999, representing a decrease of 43.8%. The average currency exchange rate was 1.7434 reals per US dollar for the period ended March 31, 2000 compared to 1.7220 reals per US dollar for the same period in 1999.

     Amortization expense was $2.0 million or 19.7% of revenue for the three months ended March 31, 2000 compared to $0.9 million or 4.7% of revenue for the same period in 1999. Amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that is being amortized over a five year period relative to the volume of work under specified contracts. During the quarter, amortization related to this contract was accelerated due to a change in volume.

     General and administrative expenses were $1.4 million or 13.9% of revenue for the three months ended March 31, 2000, compared to $1.9 million or 10.1% of revenue for the same period in 1999. General and administrative expenses were R$2.5 million reals or 13.9% of reals revenue during the three months ended March 31, 2000, compared to R$3.2 million reals or 10.0% of reals revenue for the same period in 1999. The decline in general and administrative expenses in both dollar and reals terms was due to an effort to reduce overhead as the revenue base has declined.

Consolidated Results

     The  following  table  sets  forth  for  the  periods   indicated   certain
consolidated income statement data for North America and Brazil and the related percentage of consolidated revenue.

                                                           Three Months Ended March 31,
                                           --------------------------------------------------
                                                       2000                        1999
                                           ------------------------   -----------------------
Interest expense                           $    5,556        2.0%     $  6,231        3.0%
Interest income                                 1,213        0.4         2,109        1.0
Other income, net                                 380        0.1           123        0.1
                                           ------------   ---------   ----------   ---------
Income before provision for income taxes       19,711        7.2         8,663        4.2
   and minority interest
Provision for income taxes                      8,379        3.1         3,670        1.8
Minority interest                                 145        0.1          (640)       (.3)
                                           ------------   ---------   ----------   ---------

     Interest expense declined from $6.2 million to $5.6 million primarily due to the repayment of debt under our revolving credit facility with a portion of the proceeds of our offering of 2.5 million shares which raised approximately $126.0 million in net proceeds. Interest income for the three months ended March 31, 1999 includes interest accrued and collected from a customer financing arrangement which terminated in September 1999. Interest income for the three months ended March 31, 2000 was mainly comprised of interest earned on temporary investments as a result of our 2.5 million equity offering completed on March 3, 2000.

     Our   effective  tax  rate  for  North   American  and  Brazil   operations
approximates 42% and 33% respectively, for the three months ended March 31, 2000 and 1999.

Financial Condition, Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, issuances of stock and the proceeds from the sale of assets held for sale.

     Net cash used in operating activities was $20.6 million for the three months ended March 31, 2000, compared to $14.5 million for the same period in 1999. The increase in net cash used in operating activities in 2000 was due primarily to increased working capital needs related to our growth.

     Our working capital at March 31, 2000, excluding assets held for sale of $57.6 million, was $235.2 million compared to $169.6 million at December 31, 1999. Our North American working capital as of March 31, 2000 was $212.8 million (net of $7.5 million in assets held for sale), comprised primarily of $244.3 million in accounts receivable, $31.5 million in inventories and other current assets and $45.4 million in cash, net of $108.4 million in current liabilities. As of December 31, 1999, our North American working capital was $124.7 million (net of $7.5 million in assets held for sale), comprised primarily of $233.2 million in accounts receivable, $25.4 million in inventories and other current assets and $7.2 million in cash, net of $141.1 million in current liabilities.

     We have a credit facility that provides for borrowings up to an aggregate amount of $125.0 million, which we reduced from $165.0 million following our public offering in March 2000. Amounts outstanding under the revolving credit facility mature on June 9, 2001. Upon written request by us and at the bank's sole discretion, the maturity date of the credit facility may be extended to June 9, 2002. We are required to pay an unused facility fee ranging from .25% to
 .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008 with interest due semi-annually.

     The credit facility and the senior notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating certain liens, prepaying other indebtedness, including the senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain certain financial ratio coverages, requiring, among other things, minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.

     During 2000, we acquired and invested $13.7 million primarily in our fleet to support revenue growth. We collected $13.4 million related to assets sold, primarily related to the sale of our Spanish operations. We anticipate that available cash, cash flows from operations and from the sale of assets and investments and borrowing availability under the Credit Facility will be sufficient to satisfy our working capital requirements for the foreseeable future.

     We own 100% of a PCS wireless system in Paraguay in which we have invested $33.7 million and which is held for sale. We have entered into an agreement to sell the system to an unaffiliated telecommunications company. The agreement is subject to certain conditions and there can be no assurance that the sale will be consummated.

     We also own minority interests in Argentina and Ecuador. Our investment in Argentina is a minority interest with a carrying value of $17.9 million as of March 31, 2000 in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina ("Supercanal"). We also own a minority interest in and have made a $3.0 million working capital loan to Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a Spanish telecommunications infrastructure services provider.

     Supercanal has defaulted on its third party debt and has filed a petition under Argentine law seeking protection from its creditors. We do not guarantee any of this indebtedness. In January 2000, the majority shareholder of Supercanal approved a capital increase that would have required us to contribute approximately $5.9 million to maintain our interest, but the capital increase has been enjoined by an Argentine judge and we cannot determine whether or when the capital increase will be effected. We have determined that the carrying value of this asset held for sale has not been impaired, but we are monitoring developments to determine whether a charge is warranted in the future.

     In Ecuador, we hold an indirect minority interest with a carrying value of $12.0 million as of March 31, 2000 in Consorcio Ecuatoriano de Telecomunicaciones, S.A. ("Conecel"), one of the two cellular phone operators in the Republic of Ecuador. In the first quarter of 2000, Telefonos de Mexico S.A. ("Telmex") acquired 60% of Conecel. In connection with the acquisition, Conecel's defaulted debt was either satisfied or brought current and all defaults cured. We exchanged our direct interest in Conecel for a minority interest in a Delaware holding company for Conecel and received certain shareholder rights, including a six-year put of our interest to Telmex for $12.0 million and registration rights.

     While we do not currently anticipate taking an additional impairment charge on any of these assets, there can be no assurance that future transactions or events will not result in any further impairment of these assets. If we were to take a charge, however, it could adversely affect our earnings for the period in which we incurred the charge.

Seasonality

     Our North America operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our U.S. customers, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in reals from our Brazilian operations is not expected to fluctuate seasonally.

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We have experienced some increases in labor costs. Competition for qualified personnel could increase labor costs for us further in the future. Our international operations may, at times in the future, be exposed to high inflation in certain foreign countries. During the first quarter of 2000, we generated approximately 4% of our total revenue from our Brazilian operations that are susceptible to currency devaluation. We anticipate that revenue from our Brazilian operations will be less significant to our operations in the foreseeable future due to our continued focus on domestic operations. In addition, any deterioration in economic conditions in Brazil and other Latin American countries could adversely impact our results of operations, financial position and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 2 and 4 of Notes to Consolidated Financial Statements for disclosure about market risk.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

             Exhibit No.*                            Description

             27                                      Financial Data Schedule

-------------------------

     * Exhibit filed with the Securities and Exchange Commission. MasTec agrees to provide this exhibit supplementally upon request.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MASTEC, INC.




Date: May 1, 2000             /s/ CARMEN M. SABATER
                                 -----------------------------
                                 Carmen M. Sabater
                                 Senior Vice President - Chief Financial Officer (Principal Financial Officer)




Date:  May 1, 2000            /s/ ARLENE VARGAS
                                 -----------------------------
                                 Arlene Vargas
                                 Vice President and Controller
                                 (Principal Accounting Officer)