Form 10-Q
period 2000-06-30
MASTEC INC
filed 2000-08-07
CIK 15615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

     As of August 3, 2000, MasTec, Inc. had 47,301,572 shares of common stock, $0.10 par value, outstanding.

                                  MASTEC, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



Part I.   Financial Information

Item 1.   Financial Statements

          Unaudited Consolidated  Statements of Operations for the Three
          and Six Months Ended June 30, 2000 and 1999......................... 4

          Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
          and December 31, 1999............................................... 5

          Unaudited Consolidated Statement of Changes in
          Shareholders' Equity for the Six Months
          Ended June 30, 2000................................................. 6

          Unaudited Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2000 and 1999..................... 7

          Notes to Consolidated Financial Statements (Unaudited) ............. 9

Item 2.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition................................................ 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 19

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders................ 19

Item 6.   Exhibits and Reports on Form 8-K................................... 20

Signatures    ............................................................... 21

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                          -----------------------------   -----------------------------
                                               2000            1999            2000           1999
                                          -------------   -------------   -------------  --------------
Revenue
     North America                       $   286,418     $   225,163     $   548,790    $   413,384
     International                            11,279          13,525          21,601         32,100
                                          -------------   -------------   -------------  --------------
                                             297,697         238,688         570,391        445,484
Costs of revenue                             224,933         178,269         433,862        340,366
Depreciation                                  13,183          11,715          26,661         22,094
Amortization                                   2,675           2,152           6,176          4,420
General and administrative expenses           21,930          20,542          45,042         39,933
Interest expense                               4,303           7,311           9,859         13,542
Interest income                                1,054           3,633           2,267          5,742
Other income, net                              4,873             178           5,253            301
                                          -------------   -------------   -------------  --------------
Income before provision for income taxes
   and minority interest                      36,600          22,510          56,311         31,172
Provision for income taxes                   (15,120)         (9,279)        (23,499)       (12,949)
Minority interest                               (138)         (1,054)              7         (1,694)
                                          -------------   -------------   -------------  --------------

Net income                               $    21,342     $    12,177     $    32,819    $    16,529
                                          =============   =============   =============  ==============

Weighted average common shares outstanding    46,823          41,547          45,314         41,270
Basic earnings per share                        0.46     $      0.29     $      0.72    $      0.40

Weighted average common shares outstanding    49,055          42,243          47,445         41,937
Diluted earnings per share                      0.44     $      0.29     $      0.69    $      0.39





The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     June 30,         December 31,
                                                       2000               1999
                                                  -------------      -------------
                                                   (Unaudited)
         Assets
Current assets:
    Cash and cash equivalents                     $    40,153        $    27,635
    Cash in escrow                                     45,000                  -
    Accounts receivable, unbilled revenue
        and retainage, net                            283,759            251,576
    Inventories                                        19,935             14,264
    Assets held for sale                               24,678             53,639
    Other current assets                               29,695             34,634
                                                  -------------      -------------
         Total current assets                         443,220            381,748

Property and equipment, net                           154,554            153,527
Investments in unconsolidated companies                17,687             18,006
Intangibles, net                                      182,991            151,556
Other assets                                           22,164             23,572
                                                  -------------      -------------

         Total assets                             $   820,616        $   728,409
                                                  =============      =============

         Liabilities and shareholders' equity

Current liabilities:
    Current maturities of debt                    $     4,642        $    12,200
    Accounts payable                                   66,273             74,408
    Other current liabilities                          67,735             71,882
                                                  -------------      -------------
         Total current liabilities                    138,650            158,490
                                                  -------------      -------------

Other liabilities                                      40,720             45,628
                                                  -------------      -------------

Long-term debt                                        199,570            267,458
                                                  -------------      -------------

Commitments and contingencies

Shareholders' equity:
    Common stock                                        4,705              4,235
    Capital surplus                                   319,165            167,387
    Retained earnings                                 134,022            101,203
    Foreign currency translation adjustments          (16,216)           (15,992)
                                                  -------------      -------------
         Total shareholders' equity                   441,676            256,833
                                                  -------------      -------------

         Total liabilities and shareholders'
               equity                             $   820,616        $   728,409
                                                  =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                   Common Stock                                 Foreign
                              -----------------------                           Currency
                                                        Capital     Retained   Translation
                                 Shares     Amount      Surplus     Earnings   Adjustments    Total
--------------------------------------------------------------------------------------------------------

Balance December 31, 1999        42,350    $  4,235    $ 167,387   $ 101,203   $ (15,992)   $ 256,833

Net income                                                           32,819                    32,819

Foreign currency translation                                                        (224)        (224)
adjustments

Stock issued                      4,696         470      151,778                              152,248
========================================================================================================

Balance June 30, 2000            47,046    $  4,705    $ 319,165   $ 134,022   $ (16,216)   $ 441,676
========================================================================================================





The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                       --------------------------------------
                                                                              2000                    1999
                                                                       ---------------        ---------------
Cash flows from operating activities:
   Net income                                                          $       32,819          $      16,529
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                             32,837                 26,514
     Minority interest                                                             (7)                 1,694
     (Gain) loss on sale of assets                                             (7,349)                 3,573
     Changes in assets and liabilities net of effect of acquisitions:
       Accounts receivables, unbilled revenue and retainage, net              (25,920)                 7,774
       Inventories and other current assets                                   (11,285)                (5,735)
       Other assets                                                            (6,831)                 3,280
       Accounts payable                                                       (14,534)               (13,855)
       Other current liabilities                                               (9,000)               (22,595)
       Other liabilities                                                       (1,329)                 5,045
                                                                       ----------------        ---------------
Net cash (used in) provided by operating activities                           (10,599)                22,224
                                                                       ----------------       ---------------

Cash flows from investing activities:
   Capital expenditures                                                       (28,252)               (36,680)
   Cash paid for acquisitions (net of cash acquired) and                      (17,374)               (12,140)
     contingent consideration
   Repayment of notes receivable, net                                             946                 18,667
   Investment in unconsolidated companies held for sale                             -                 (7,398)
   Distribution to joint venture partner                                       (4,900)                     -
   Net proceeds from sale of assets                                            15,232                 25,893
                                                                       ----------------        ---------------

Net cash used in investing activities                                         (34,348)               (11,658)
                                                                       ----------------        ---------------

Cash flows from financing activities:
   Repayments, net for revolving credit facilities                            (75,446)                  (426)
   Net proceeds from common stock issued                                      132,595                    108
                                                                       ----------------        ---------------
Net cash provided by (used in) financing activities                            57,149                   (318)
                                                                       ----------------        ---------------

Net increase in cash and cash equivalents                                      12,202                 10,248
Effect of translation on cash                                                     316                 (2,848)
Cash and cash equivalents - beginning of period                                27,635                 19,864
                                                                       ----------------        ---------------
Cash and cash equivalents - end of period                              $       40,153          $      27,264
                                                                       ================        ===============




The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                   (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

     During the six months ended June 30, 2000, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $1.0 million and was comprised primarily of $3.3 million of accounts receivable, $1.8 million of property and equipment, $0.5 million of other assets and $1.4 million in cash, offset by $6.0 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $16.6 million and was allocated to goodwill. MasTec also issued 183,759 shares of common stock with a value of $14.9 million related to the payment of contingent consideration from earlier acquisitions. Of the $14.9 million, $0.2 million was recorded as a reduction of other current liabilities and $14.7 million as additional goodwill.

     On June 30, 2000, we sold our PCS system in Latin America that was being held for sale for $45.0 million. On July 5, 2000, we received the proceeds related to the sale. Accordingly such proceeds have been reflected as cash in escrow in the accompanying consolidated balance sheet.

     During the six months ended June 30, 1999, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $3.5 million and was comprised primarily of $7.0 million of accounts receivable, $2.1 million of property and equipment, $0.7 million of other assets and $0.3 million in cash, offset by $6.6 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7.8 million and was allocated to goodwill. We also issued 527,597 shares of common stock with a value of $11.3 million related to the payment of contingent consideration from earlier acquisitions. Of the $11.3 million, $2.3 million was recorded as a reduction of other current liabilities and $9.0 million as additional goodwill.







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

     Our comprehensive income for the six months ended June 30, 2000 and 1999 was $32.6 million and $5.7 million, respectively. The components of comprehensive income are net income and foreign currency translation adjustments.

     On June 19, 2000, we effected a three-for-two split of our common stock in the form of a stock dividend to shareholders of record as of May 29, 2000. To reflect the split, common stock was increased and capital surplus was decreased by $1.6 million. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts and stock plan data have been adjusted to reflect the stock split on a retroactive basis.


Note 2 - Recently Issued Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition": (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with our fourth quarter 2000 consolidated financial statements. Based on our current analysis of SAB 101, we do not believe it will have a material impact on the financial results of the Company.

Note 3 -  Acquisitions, Investing and Divestitures Activities

     During 2000, we have completed four acquisitions, two each in our external communication services group and internal communication services group. These acquisitions have been accounted for under the purchase method of accounting. The most significant adjustments to the balance sheet resulting from these acquisitions are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows.

     On June 30, 2000, we sold our PCS system in Latin America which was held for sale for a gain of $9.6 million. During the second quarter, we also recorded a charge of $5.4 million comprised primarily of the write-off of two Latin American operations.

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Debt

     Debt is comprised of the following (in thousands):




                                                                             June 30,      December 31,
                                                                               2000            1999
                                                                            ----------     ------------
Revolving credit facility at LIBOR plus 1.25%,                              $       -      $    64,000
    6.98% at December 31, 1999)
Other bank facilities (8.25% at June 30, 2000 and 7.32% at                      2,434            7,707
    December 31, 1999)
Notes payable for equipment, at interest rates from 7.5% to 8.5%                4,323            3,920
    due in installments through the year 2002
Notes payable for acquisitions, at interest rates from 7.0% to                  1,664            4,254
    8.0% due  in installments through February 2001
Senior Notes, 7.75% due February 2008                                         195,791          199,777
                                                                           -----------     ------------
Total debt                                                                    204,212          279,658
Less current maturities                                                        (4,642)         (12,200)
                                                                           -----------     ------------

Long-term debt                                                              $ 199,570      $   267,458
                                                                           ===========     ============



     We have a credit facility that provides for borrowings up to an aggregate amount of $100.0 million, which we have reduced from $165.0 following our public offering in March 2000. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

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


Note 5 -  Operations by Segments and Geographic Areas

     We currently derive a substantial portion of our revenue from providing external communication services to Bell South Telecommunications, Inc. For the six months ended June 30, 2000, approximately 10% of our domestic revenue was derived from services performed for them.

     The following table set forth, for the three months and six months ended June 30, 2000 and 1999, certain information about segment results of operations and segment assets (in thousands):

                                  MASTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Three Months            External         Internal         External     International      Other       Consolidated
           2000             Communication    Communication        Energy                          (2)
                               Services         Services         Networks
---------------------------------------------------------------------------------------------------------------------------
Revenue                       $  209,018       $  40,509         $  36,891       $  11,279       $  -          $  297,697
Depreciation                       9,907             524             2,408               -            344          13,183
Amortization                       1,189             307               202             977              -           2,675
Income before provision           31,025           4,615             3,486           4,214         (6,740)         36,600
   for income taxes and
   minority interest


       Three Months            External         Internal         External     International      Other       Consolidated
           1999             Communication    Communication        Energy                          (2)
                               Services         Services         Networks
---------------------------------------------------------------------------------------------------------------------------
Revenue                       $  167,642       $  19,003         $  38,186       $  13,526       $  331        $  238,688
Depreciation                       7,934             348             3,061               -            372          11,715
Amortization                         948             250               201             753              -           2,152
Income before provision           25,463             777             3,110           2,463         (9,303)         22,510
   for income taxes and
   minority interest


        Six Months             External         Internal         External     International      Other       Consolidated
           2000             Communication    Communication        Energy           (1)            (2)
                               Services         Services         Networks
---------------------------------------------------------------------------------------------------------------------------
Revenue                       $  402,009       $  72,527         $  74,254       $  21,601       $  -          $  570,391
Depreciation                      19,528             991             5,349               -            793          26,661
Amortization                       2,210             556               404           3,006              -           6,176
Income before provision           55,617           7,080             5,593           3,204        (15,183)         56,311
   for income taxes and
   minority interest
Capital expenditures              25,064             819             1,835             534              -          28,252
Total assets                     449,182          90,933            81,769          89,414        109,318         820,616


        Six Months             External         Internal         External     International      Other       Consolidated
           1999             Communication    Communication        Energy           (1)            (2)
                               Services         Services         Networks
---------------------------------------------------------------------------------------------------------------------------
Revenue                       $  296,520       $  40,306         $  75,136       $  32,100       $  1,422      $  445,484
Depreciation                      14,925             704             5,705               -            760          22,094
Amortization                       1,891             509               392           1,628              -           4,420
Income before provision           38,524           1,370             6,167           3,532        (18,421)         31,172
   for income taxes and
   minority interest
Capital expenditures              29,571             451             6,473               -            185          36,680
Total assets                     377,076          53,396            87,780         141,197         62,933         722,382


(1) For the six months ended June 30, 2000 and 1999, reflects revenue, depreciation, amortization, income before provision for income taxes and minority interest and capital expenditures related to our Brazilian operations. As of June 30, 2000 and 1999, total assets for Brazil consisted of $50.4 million and $86.8 million, respectively and the remainder relates to our interest in international assets not related to our core business.

 (2) Consists of non-core construction and corporate operations, which includes interest expense net of interest income of $8.2 million and $8.8 million for the six months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, the interest expense, net of interest income was $3.5 million and $4.4 million, respectively.

     There are no significant transfers between geographic areas and segments. Total assets are those assets used in our operations in each segment. Corporate assets include cash and cash equivalents, real estate assets held for sale and notes receivable.


Note 6 - Commitments and Contingencies

     In November 1997, we filed a lawsuit against Miami-Dade County in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due us under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the county, and the county's wrongful termination of the agreement. The County has refused to pay amounts due to us under the agreement until alleged overpayments under the agreement have been resolved, and has counterclaimed against us seeking unspecified damages. We are vigorously pursuing this lawsuit.

     We own minority interests in Argentina and Spain. Our investment in Argentina is a minority interest with a carrying value of $17.9 million as of June 30, 2000 in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina ("Supercanal"). We also own an indirect minority interest in and have made a $3.0 million working capital loan to Sistemas e Instalaciones de Comunicacion, S.A. ("Sintel"), a Spanish telecommunications infrastructure services provider.

     Supercanal has defaulted on its third party debt and has filed a petition under Argentine law seeking protection from its creditors. We do not guarantee any of this indebtedness. In January 2000, the majority shareholder of Supercanal approved a capital increase that would have required us to contribute approximately $5.9 million to maintain our interest if the capital increase is effected in full, but the capital increase has been enjoined by an Argentine judge and we cannot determine whether or when the capital increase will be effected.

     During the second quarter of 2000, Sintel filed a petition under Spanish law seeking protection from its creditors, including our working capital loan. In July 2000, Sintel approved a capital increase that will require us to contribute approximately $2.6 million to maintain our interest if the capital increase is effected in full. Management is considering whether to subscribe to the capital increase.

     We have determined that the carrying value of these assets has not been impaired, but we are monitoring investments to determine whether a charge is warranted in the future.

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

General

     We design, build, install, maintain and monitor internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, cable television, energy and other Fortune 500 companies. Based on revenue, we are the largest end-to-end telecommunications and energy infrastructure service provider in North America. We offer comprehensive network infrastructure solutions to a diverse group of customers, enabling our customers to connect with their customers. Currently, we operate from approximately 200 locations throughout North America, which accounted for 96% of our revenue for the six months ended June 30, 2000. Internationally we operate in Brazil through a 51% joint venture which we consolidate net of a 49% minority interest after tax.

     For the six months ended June 30, 2000, approximately 10.7% of our domestic revenue was derived from services performed for BellSouth Telecommunications, Inc. Our top 10 customers combined account for approximately 50% of our domestic revenue in the quarter.

     We report our operations in four segments:

         -    External Communication Services,
         -    External Energy Services,
         -    Internal Communication Services and
         -    International.

     External Communication Services represents our core business and is divided into five service lines:

         -    inter-exchange networks,
         -    local exchange networks,
         -    broadband networks, and
         -    intelligent transportation networks.

     Internal Communication Services includes:

         -    switching and transmission services,
         -    structured cabling services,
         -    wireless networks, and
         -    monitoring services.

Results of Operations

North America

     The following table states for the periods indicated our North American operations in dollar and percentage of revenue terms (in thousands):


                                      Three Months Ended June 30,                     Six Months Ended June 30,
                             ----------------------------------------------  ----------------------------------------------
                                      2000                    1999                   2000                    1999
                             ----------------------- ----------------------  ---------------------- -----------------------
 Revenue                     $  286,418     100.0%   $   225,162    100.0%   $  548,790      100.0%  $   413,384    100.0%
 Costs of revenue               215,653      75.3%       169,305     75.2%      416,342       75.9%      316,381     76.5%
 Depreciation                    13,183       4.6%        11,715      5.2%       26,661        4.9%       22,094      5.3%
 Amortization                     1,698       0.6%         1,399      0.6%        3,170        0.6%        2,792      0.7%
 General and administrative      20,582       7.2%        18,510      8.2%       42,260        7.7%       36,016      8.8%
   expenses


                        Three Months Ended June 30, 2000
                  Compared to Three Months Ended June 30, 1999

     The following table sets forth the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):


                                                 Three Months Ended
                                                      June 30,                         Change
                                            -----------------------------   -----------------------------
                                                2000            1999             $               %
                                            --------------  -------------   -------------   -------------
External Communication Services             $   209,018     $   167,642     $    41,376          24.7%
External Energy Services                         36,891          38,186          (1,295)         (3.4%)
Internal Communication Services                  40,509          19,003          21,506         113.2%
Other                                                 -             331            (331)       (100.0%)
                                            ==============  =============   =============   -------------
                                            $   286,418     $   225,162     $    61,256          27.2%
                                            ==============  =============   =============


     Our North American revenue was $286.4 million for the three months ended June 30, 2000, compared to $225.2 million for the same period in 1999, representing an increase of $61.3 million or 27.2% primarily all organic. Revenue from our two combined segments offering services to the datacom world increased by 33.7%. Of our three operating segments, the fastest growing is our internal communication services primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. Our external communication services segment is also growing primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our customers. Our external energy segment decreased slightly due to our focus on increasing profitability prior to any future growth. During the three months ended June 30, 2000, we completed four acquisitions, two in our external communications segment and two in our internal communication services segment. This compares to two acquisitions for the three months ended June 30, 1999 in our external communication services segment.

     Our North American costs of revenue was $215.7 million or 75.3% of revenue for the three months ended June 30, 2000, compared to $169.3 million or 75.2% of revenue for the same period in 1999. In 2000, margins decreased due to increased training costs in our external communication services offset by increased value added service offering in our internal communication services and inceased efficiency in our energy segment.

     Depreciation expense was $13.2 million or 4.6% of revenue for the three months ended June 30, 2000, compared to $11.7 million or 5.2% of revenue for the same period in 1999. The increased depreciation expense resulted from our investment in our fleet to support revenue growth. The decline as a percentage of revenue was due to an increase in revenue from our internal communication segment which is less capital intensive.

     General and administrative expenses were $20.6 million or 7.2% of revenue for the three months ended June 30, 2000, compared to $18.5 million or 8.2% of revenue for the same period in 1999. The decline in general and administrative expenses as a percentage of revenue for the three months ended June 30, 2000 was due primarily to our ability to support higher revenue with a reduced administrative base.

                         Six Months Ended June 30, 2000
                   Compared to Six Months Ended June 30, 1999

     The following table sets forth the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                  Six Months Ended
                                                      June 30,                         Change
                                            -----------------------------   -----------------------------
                                                2000            1999             $               %
                                            --------------  -------------   -------------   -------------
External Communication Services             $   402,009     $   296,520     $   105,489          35.6%
External Energy Services                         74,254          75,136            (882)         (1.2%)
Internal Communication Services                  72,527          40,306          32,221          79.9%
Other                                                 -           1,422          (1,422)       (100.0%)
                                            ==============  =============   =============   -------------
                                            $   548,790     $   413,384     $   135,406          32.8%
                                            ==============  =============   =============


     Our North American revenue was $548.8 million for the six months ended June 30, 2000, compared to $413.4 million for the same period in 1999, representing an increase of $135.4 million or 32.8%, primarily all organic. Revenue from our two combined segments offering services to the datacom world increased by 40.9%. Of our three operating segments, the fastest growing is our internal communication services primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. Our external communication services segment is also growing primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our customers. Our external energy segment remained relatively constant due to our focus to increasing profitability prior to any future growth. During the six months ended June 30, 2000, we completed four acquisitions, two in our external communications segment and two in our internal communications services segment. This compares to three acquisitions for the six months ended June 30, 1999 in our external communication services segment.

     Our North American costs of revenue were $416.3 million or 75.9% of revenue for the six months ended June 30, 2000, compared to $316.4 million or 76.5% of revenue for the same period in 1999. In 2000, margins improved due to increased productivity in our external and internal communication services offset by a slight decline in our energy segment due to poor weather conditions experienced earlier in 2000.

     Depreciation expense was $26.7 million or 4.9% of revenue for the six months ended June 30, 2000, compared to $22.1 million or 5.3% of revenue for the same period in 1999. The increased depreciation expense resulted from our investment in our fleet to support revenue growth. The decline as a percentage of revenue was due to an increase in revenue from our internal communication segment which is less capital intensive.

     General and administrative expenses were $42.3 million or 7.7% of revenue for the six months ended June 30, 2000, compared to $36.0 million or 8.8% of revenue for the same period in 1999. The decline in general and administrative expenses as a percentage of revenue for the six months ended June 30, 2000 was due primarily to our ability to support higher revenue with a reduced administrative base.

International

     The following tables set forth for the periods indicated our Brazilian operations in dollar and percentage terms (in thousands):


                                      Three Months Ended June 30,                      Six Months Ended June 30,
                              ---------------------------------------------  ----------------------------------------------
                                      2000                   1999                    2000                    1999
                              ---------------------- ----------------------  ----------------------  ----------------------
Revenue                       $  11,279    100.0%    $ 13,525       100.0%   $  21,601     100.0%    $   32,100    100.0%
Costs of revenue                  9,280      82.3%      8,964        66.3%      17,520      81.1%        23,985     74.7%
Amortization                        977       8.7%        753         5.6%       3,006      13.9%         1,628      5.1%
General and administrative        1,348      12.0%      2,032        15.0%       2,782      12.9%         3,917     12.2%
  expenses


                        Three Months Ended June 30, 2000
                  Compared to Three Months Ended June 30, 1999

     Our International operations' functional currency is the Brazilian real.

     Brazilian revenue was $11.3 million for the three months ended June 30, 2000, compared to $13.5 million for the same period in 1999, representing a decrease of $2.2 million or 16.6%. Brazilian revenue decreased primarily due to the completion of prior existing contracts. Brazil had revenue of R$19.6 million reals during the three months ended June 30, 2000, compared to R$23.7 million reals for the same period in 1999, representing a decrease of 17.3%. The average currency exchange rate was 1.74 reals per US dollar for the period ended June 30, 2000 compared to 1.75 reals per US dollar for the same period in 1999.

     Amortization expense was $1.0 million or 8.7% of revenue for the three months ended June 30, 2000 compared to $0.8 million or 5.6% of revenue for the same period in 1999. Amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that was being amortized over a five year period relative to the volume of work under specified contracts but has been accelerated during 2000. As of June 30, 2000, almost the entire balance has been amortized.

     General and administrative expenses were $1.3 million or 12% of revenue for the three months ended June 30, 2000, compared to $2.0 million or 15% of revenue for the same period in 1999. General and administrative expenses were R$2.3 million reals or 11.7% of reals revenue during the three months ended June 30, 2000, compared to R$3.6 million reals or 15.2% of reals revenue for the same period in 1999. The decline in general and administrative expenses in relation to revenue in real terms was due to an effort to reduce overhead as the revenue base has declined.

                         Six Months Ended June 30, 2000
                   Compared to Six Months Ended June 30, 1999

     Our International operations' functional currency is the Brazilian real.

     Brazilian revenue was $21.6 million for the six months ended June 30, 2000, compared to $32.1 million for the same period in 1999, representing a decrease of $10.5 million or 32.7%. Brazilian revenue decreased primarily due to the completion of prior existing contracts. Brazil had revenue of R$37.4 million reals during the six months ended June 30, 2000, compared to R$54.2 million reals for the same period in 1999, representing a decrease of 31.0%. The average currency exchange rate was 1.73 reals per US dollar for the period ended June 30, 2000 compared to 1.69 reals per US dollar for the same period in 1999.

     Amortization expense was $3.0 million or 13.9% of revenue for the six months ended June 30, 2000 compared to $1.6 million or 5.1% of revenue for the same period in 1999. Amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that was being amortized over a five year period relative to the volume of work under specified contracts but has been accelerated during 2000. As of June 30, 2000, almost the entire balance has been amortized.

     General and administrative expenses were $2.8 million or 12.9% of revenue for the six months ended June 30, 2000, compared to $3.9 million or 12.2% of revenue for the same period in 1999. General and administrative expenses were R$4.8 million reals or 12.8% of reals revenue during the six months ended June 30, 2000, compared to R$6.6 million reals or 12.2% of reals revenue for the same period in 1999. The decline in general and administrative expenses in relation to revenue in real terms was due to an effort to reduce overhead as the revenue base has declined.

Consolidated Results

     The  following  table  sets  forth  for  the  periods   indicated   certain
consolidated income statement data for North America and International and the related percentage of consolidated revenue.

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                             ----------------------------------------------------------------------------------------------
                                      2000                    1999                   2000                    1999
                             ----------------------- ---------------------------------------------- -----------------------
 Interest expense            $   (4,303)    (1.4%)   $    (7,311)   (3.1%)  $   (9,859)     (1.7%)  $   (13,542)   (3.0%)
 Interest income                  1,054      0.4%          3,633     1.5%        2,267       0.4%         5,742     1.3%
 Other income, net                4,873      1.6%            178     0.1%        5,253       0.9%           301     -
 Income before provision for     36,600     12.3%         22,510     9.4%       56,311       9.9%        31,172     7.0%
 income taxes and minority
 interest
 Provision for income taxes     (15,120)    (5.1%)        (9,279)   (3.9%)     (23,499)     (4.1%)      (12,949)   (2.9%)
 Minority interest                 (138)     -            (1,054)   (0.4%)           7       -           (1,694)   (0.4%)
                             ============ ========== ============ ======================= ========= ============ ==========
 Net income                  $   21,342      7.2%    $    12,177     5.1%   $   32,819       5.8%   $    16,529    (3.7%)
                             ============ ========== ============ ======================= ========= ============ ==========

                        Three Months Ended June 30, 2000
                  Compared to Three Months Ended June 30, 1999

     For the three months ended June 30, 2000, interest expense declined from $7.3 million to $4.3 million primarily due to the repayment of debt under our revolving credit facility with a portion of the proceeds of our offering of 3.75 million shares which raised approximately $126.0 million in net proceeds.

     Interest income for the three months ended June 30, 1999 includes interest accrued and collected from a customer financing arrangement which terminated in September 1999. Interest income for the three months ended June 30, 2000 was mainly comprised of interest earned on temporary investments as a result of our
3.75 million equity offering completed in March 6, 2000.

     For the three months ended June 30, 2000, we reflected a gain of $9.6 million related to the sale of our PCS system in Latin America. We also recorded a charge of $5.4 million comprised primarily of the write-off of two Latin American operations.

     Reflected in other income, net for the three months ended June 30, 1999, are the following transactions. MasTec sold assets held for sale with a book value of approximately $9.7 million for approximately $6.1 million recognizing a loss on sale of approximately $3.6 million. Offsetting the loss from disposal of non-core assets was a fee of $3.5 million collected from a telecommunications customer related to a vendor financing arrangement.

     Our   effective  tax  rate  for  North   American  and  Brazil   operations
approximates 42% and 33% respectively, for the three and six months ended June 30, 2000 and 1999.

     The trends experienced during the three months ended June 30, 2000 are consistent with those of the six months ended June 30, 2000 to six months ended June 30, 1999.

Financial Condition, Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, issuances of stock and the proceeds from the sale of assets held for sale.

     Net cash used in operating activities was $10.6 million for the six months ended June 30, 2000, compared to net cash provided by operating activities of $22.2 million for the same period in 1999. In 1999, we collected approximately $42.0 million from a customer to whom we were providing vendor financing of which approximately $14.3 million related to work performed in 1999 with the balance being for work performed in 1998.

     Our working capital at June 30, 2000, excluding assets held for sale of $24.7 million, was $279.9 million compared to $169.6 million at December 31, 1999 excluding assets held for sale of $53,639. Our North American working capital as of June 30, 2000 was comprised primarily of $265.2 million in accounts receivable, $36.9 million in inventories and other current assets and $75.4 million in cash and cash in escrow, net of $118.5 million in current liabilities.

     We have a credit facility that provides for borrowings up to an aggregate amount of $100.0 million, which we have reduced from $165.0 million during 2000. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

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

     During 2000, we invested $28.3 million primarily in our fleet to support revenue growth. We collected $15.2 million in net proceeds related to assets sold, primarily from the sale of our Spanish operations. Subsequent to June 30, 2000, we received $45.0 million in proceeds held in escrow at June 30 from the sale of our PCS system in Latin America in the second quarter. We anticipate that available cash, cash flows from operations and the proceeds from the sale of assets and investments and borrowing availability under the Credit Facility will be sufficient to satisfy our working capital requirements for the foreseeable future.

     We also own minority interests in Argentina and Spain. Our investment in Argentina is a minority interest with a carrying value of $17.9 million as of June 30, 2000 in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina ("Supercanal"). We also own a minority interest in and have made a $3.0 million working capital loan to Sistemas e Instalaciones S.A. ("Sintel"), a Spanish telecommunications infrastructure services provider.

     Supercanal has defaulted on its third party debt and has filed a petition under Argentine law seeking protection from its creditors. We do not guarantee any of this indebtedness. In January 2000, the majority shareholder of Supercanal approved a capital increase that would have required us to contribute approximately $5.9 million to maintain our interest if the capital increase is effected in full, but the capital increase has been enjoined by an Argentine judge and we cannot determine whether or when the capital increase will be effected.

     During the second quarter of 2000, Sintel filed a petition under Spanish law seeking protection from its creditors, including our working capital loan. In July 2000, Sintel approved a capital increase that will require us to contribute approximately $2.6 million to maintain our interest if the capital increase is effected in full. Management is considering whether to subscribe to the capital increase.

     We have determined that the carrying value of these assets has not been impaired, but we are monitoring investments to determine whether a charge is warranted in the future.

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

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We have experienced some increases in labor costs. Competition for qualified personnel could increase labor costs for us further in the future. Our international operations may, at times in the future, be exposed to high inflation in certain foreign countries. During the six months ended June 30, 2000, we generated approximately 4% of our total revenue from our Brazilian operations that are susceptible to currency devaluation. We anticipate that revenue from our Brazilian operations will be less significant to our operations in the foreseeable future due to our continued focus on domestic operations. In addition, any deterioration in economic conditions in Brazil and other Latin American countries could adversely impact our results of operations, financial position and cash flows.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 4 and 6 of Notes to Consolidated Financial Statements for disclosure about market risk.


PART II.     OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of shareholders of MasTec was held on May 17, 2000. The holders of MasTec's common stock, $0.10 par value, were entitled to elect two Class II directors to serve until 2003 and until their successors are elected and qualified. Proxies for 32,065,269 shares of the 46,505,745 entitled to vote were received.

         The following table sets forth the names of the two persons elected at the Annual Meeting to serve as directors until 2003 and the number of votes cast for or against respect to each person.

         Class II Director              For                             Withheld
         Olaf Olafsson                  32,028,233                      37,037
         William N. Shiebler            32,026,947                      38,322

     Also at the Annual Meeting, a proposal to increase the shares reserved for issuance under the 1994 Stock Incentive Plan by 1,000,000 shares was voted upon with the following votes cast:

         For                            Against                         Withheld
         25,984,287                     6,039,219                       41,763


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

             Exhibit No.*                            Description

             27                                      Financial Data Schedule

---------------------
+ Exhibit filed with the Securities and Exchange Commission. MasTec agrees to provide this exhibit supplementally upon request.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MASTEC, INC.




Date: August 4, 2000             /s/ CARMEN M. SABATER
                                 ---------------------
                                 Carmen M. Sabater
                                 Senior Vice President - Chief Financial Officer
                                 (Principal Financial Officer)




Date: August 4, 2000             /s/ ARLENE VARGAS
                                 -----------------
                                 Arlene Vargas
                                 Vice President and Controller
                                 Principal Accounting Officer)