Form 10-Q
period 2000-09-30
MASTEC INC
filed 2000-11-14
CIK 15615

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

     As of November 13, 2000, MasTec, Inc. had 47,602,435 shares of common stock, $0.10 par value, outstanding.

                                  MASTEC, INC.
                                TABLE OF CONTENTS



Part I.   Financial Information

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations for the Three
          and Nine Months Ended September 30, 2000 and 1999................... 3

          Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
          and December 31, 1999............................................... 4

          Unaudited Consolidated Statement of Changes in
          Shareholders Equity for the Nine Months
          Ended September 30, 2000............................................ 5

          Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2000 and 1999............... 6

          Notes to Consolidated Financial Statements (Unaudited).............. 8

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition.............................................13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........21


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K....................................21


Signatures....................................................................22

                                  MASTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                           Three Months Ended              Nine Months Ended
                                              September 30,                   September 30,
                                      -----------------------------   -----------------------------
                                           2000            1999            2000           1999
                                      -------------   -------------   -------------  --------------

Revenue
     North America                    $   365,460     $   291,201     $   914,250    $   704,585
     Brazil                                16,819           9,891          38,420         41,991
                                      -------------   -------------   -------------  --------------
                                          382,279         301,092         952,670        746,576
Costs of revenue                          293,351         227,760         727,213        568,126
Depreciation                               13,506          11,775          40,167         33,869
Amortization                                2,467           2,262           8,643          6,682
General and administrative expenses        25,834          24,560          70,876         64,493
Severance charge                            1,708               -           1,708              -
Interest expense                            4,516           7,273          14,375         20,815
Interest income                             1,630           2,753           3,897          8,495
Other (loss) income, net                       (9)           (358)          5,244            (57)
                                      -------------   -------------   -------------  --------------
Income before provision for income taxes
   and minority interest                   42,518          29,857          98,829         61,029
Provision for income taxes                 17,382          12,405          40,880         25,354
Minority interest                             (48)           (306)            (41)        (2,000)
                                      -------------   -------------   -------------  --------------


Net income                            $    25,088     $    17,146     $    57,908    $    33,675
                                      =============   =============   =============  ==============

Weighted average common shares
   outstanding                             47,300          42,078          45,976         41,540
Basic earnings per share              $      0.53     $      0.41     $      1.26    $      0.81

Weighted average common shares
   outstanding                             48,999          43,088          47,963         42,321
Diluted earnings per share            $      0.51     $      0.40     $      1.21    $      0.80



        The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              September 30,     December 31,
                                                                  2000              1999
                                                              ------------      -----------
                                                              (Unaudited)
         Assets
Current assets:
    Cash and cash equivalents                                 $   53,322        $   27,635
    Accounts receivable, unbilled revenue and retainage, net     360,029           251,576
    Inventories                                                   16,927            14,264
    Other current assets                                          33,075            34,634
                                                              -----------       -----------
         Total current assets                                    463,353           328,109

Assets held for sale                                              25,314            53,639
Property and equipment, net                                      160,340           153,527
Investments in unconsolidated companies                           17,687            18,006
Intangibles, net                                                 233,716           151,556
Other assets                                                      36,948            23,572
                                                              -----------       -----------

         Total assets                                         $  937,358        $  728,409
                                                              ===========       ===========

         Liabilities and shareholders' equity

Current liabilities:
    Current maturities of debt                                $    8,374        $   12,200
    Accounts payable                                              98,532            74,408
    Other current liabilities                                    100,840            71,882
                                                              -----------       -----------
         Total current liabilities                               207,746           158,490
                                                              -----------       -----------

Other liabilities                                                 42,116            45,628
                                                              -----------       -----------

Long-term debt                                                   200,476           267,458
                                                              -----------       -----------

Commitments and contingencies

Shareholders' equity:
    Common stock                                                   4,759             4,235
    Capital surplus                                              339,713           167,387
    Retained earnings                                            159,111           101,203
    Foreign currency translation adjustments                     (16,563)          (15,992)
                                                              -----------       -----------
         Total shareholders' equity                              487,020           256,833
                                                              -----------       -----------

         Total liabilities and shareholders' equity           $  937,358        $  728,409
                                                              ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                      Common Stock                             Foreign
                                  ------------------                           Currency
                                                        Capital    Retained   Translation
                                  Shares     Amount     Surplus    Earnings   Adjustments    Total
------------------------------------------------------------------------------------------------------

Balance December 31, 1999         42,350   $  4,235    $167,387   $ 101,203   $ (15,992)   $ 256,833

Net income                                                           57,908                   57,908

Foreign currency translation                                                       (571)        (571)
adjustments

Stock issued                       5,239        524     172,326                              172,850
======================================================================================================

Balance September 30, 2000        47,589   $  4,759    $339,713   $ 159,111   $ (16,563)   $ 487,020
======================================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                                         MASTEC, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                         2000             1999
                                                                    -----------        ----------
Cash flows from operating activities:
   Net income                                                       $  57,908          $  33,675
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     48,810             40,551
     Minority interest                                                     41              2,000
     (Gain) loss on sale of assets                                     (4,764)             3,488
     Changes in assets and liabilities net of effect of
       acquisitions:
       Accounts receivables, unbilled revenue and retainage, net      (82,779)               (16)
       Inventories and other current assets                           (14,807)           (11,826)
       Other assets                                                   (19,357)             4,204
       Accounts payable                                                11,595              5,802
       Other current liabilities                                       20,199             (3,549)
       Other liabilities                                              (10,054)             1,324
                                                                    -----------        -----------
Net cash provided by operating activities                               6,792             75,653
                                                                    -----------        -----------

Cash flows from investing activities:
   Capital expenditures                                               (40,734)           (57,659)
   Cash paid for acquisitions (net of cash acquired) and              (50,352)           (13,311)
     contingent consideration
   Repayment of notes receivable, net                                   1,100             18,667
   Distribution to joint venture partner                               (4,900)                 -
   Proceeds from assets held for sale                                  53,613              7,657
                                                                    -----------        ------------
Net cash used in investing activities                                 (41,273)           (44,646)
                                                                    -----------        ------------

Cash flows from financing activities:
   Net, repayments, revolving credit facilities                       (74,663)           (22,105)
   Net proceeds from common stock issued                              136,004              3,343
                                                                    -----------        ------------
Net cash provided by (used in) financing activities                    61,341            (18,762)
                                                                    -----------        ------------

Net increase in cash and cash equivalents                              26,860             12,245
Effect of translation on cash                                          (1,173)            (3,453)
Cash and cash equivalents - beginning of period                        27,635             19,864
                                                                    -----------        ------------
Cash and cash equivalents - end of period                           $  53,322          $  28,656
                                                                    ===========        ============

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

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (dollars in thousands)
                                   (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

     During the nine months ended September 30, 2000, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $18.0 million and was comprised primarily of $26.9 million of accounts receivable, $8.9 million of property and equipment, $1.0 million of other assets and $5.8 million in cash, offset by $24.6 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $67.3 million and was allocated to goodwill. MasTec also issued 207,171 shares of common stock with a value of $15.8 million related to the payment of contingent consideration from earlier acquisitions. Of the $15.8 million, $0.2 million was recorded as a reduction of other current liabilities and $15.6 million as additional goodwill.

     During the nine months ended September 30, 1999, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired totaled $3.5 million and was comprised primarily of $7.0 million of accounts receivable, $2.1 million of property and equipment, $0.7 million of other assets and $0.3 million in cash, offset by $6.6 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7.3 million and was allocated to goodwill. We also issued 527,597 shares of common stock with a value of $11.3 million related to the payment of contingent consideration from earlier acquisitions. Of the $11.3 million, $2.3 million was recorded as a reduction of other current liabilities and $9.0 million as additional goodwill.


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

     Our comprehensive income for the nine months ended September 30, 2000 and 1999 was $57.3 million and $20.7 million, respectively. The components of comprehensive income are net income and foreign currency translation adjustments.

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

Note 2 - Recently Issued Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with our fourth quarter 2000 consolidated financial statements. Based on our current analysis of SAB 101, we do not believe it will have a material impact on the financial results of the Company.


Note 3 - Acquisitions, Investing and Divestiture Activities

     During 2000, we completed 10 acquisitions, eight in our external network services group and two in our internal network services group. These acquisitions have been accounted for under the purchase method of accounting. The most significant adjustments to the balance sheet resulting from these acquisitions are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows.

     On June 30, 2000, we sold our PCS system in Latin America which was held for sale for a gain of $9.6 million. During the second quarter, we also recorded a charge of $5.4 million comprised primarily of the write-off of two Latin American operations which has been reflected in other income in the statement of operations.

Note 4 - Debt

         Debt is comprised of the following (in thousands):

                                                                 September 30,   December 31,
                                                                     2000            1999
                                                                 ------------    ------------
Revolving credit facility at LIBOR plus 1.25% (6.98% at          $        -      $   64,000
    December 31,1999)
Other bank facilities (8.0% at September 30, 2000 and 7.32%           2,344           7,707
    at December31, 1999)
Notes payable for equipment, at interest rates from 7.5% to           6,140           3,920
    8.5% due in installments through the year 2002
Notes payable for acquisitions, at interest rates from 7.0%           4,569           4,254
    to 8.0% due  in installments through February 2001
Senior Notes, 7.75% due February 2008                               195,797         199,777
                                                                 ------------    ------------
Total debt                                                          208,850         279,658
Less current maturities                                              (8,374)        (12,200)
                                                                 ------------    ------------

Long-term debt                                                   $  200,476      $  267,458
                                                                 ============    ============


     We have a credit facility that provides for borrowings up to an aggregate amount of $100.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or the LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

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


Note 5 - Operations by Segments and Geographic Areas

     We currently derive a substantial portion of our revenue from providing external and internal network services to telecommunications, broadband, energy and corporate clients.

     The segment and geographic area information provided is based on internal reports and was developed and is used by management for the sole purpose of tracking trends and changes in the results of the segments and geographic areas. The information, including the allocations of expenses and overhead, were calculated on a management approach and may not reflect the actual economic costs, contributions or results of operations of the segments and geographic areas as stand alone businesses. If a different basis of presentation or allocation were used, the relative contributions of the segments and geographic areas might differ but the relative trends would not, in management's view, be materially impacted.

     The following table set forth, for the three months and nine months ended September 30, 2000 and 1999, certain information about segment results of operations and segment assets (in thousands):

                             External        Internal            Energy
        Three Months          Network         Network           Network     International       Other
           2000              Services        Services          Services          (1)             (2)       Consolidated
------------------------------------------------------------------------------------------------------------------------
Revenue                    $  284,648       $  46,930         $  33,882       $  16,819       $      -      $  382,279
Depreciation                   10,492             547             2,027               -            440          13,506
Amortization                    1,505             453               202             307              -           2,467
Income before provision        43,690           5,306             2,652             218         (9,348)         42,518
   for income taxes and
   minority interest

                             External        Internal            Energy
        Three Months          Network         Network           Network     International       Other
           1999              Services        Services          Services          (1)             (2)       Consolidated
------------------------------------------------------------------------------------------------------------------------
Revenue                    $  220,601       $  31,974         $  38,626       $   9,891        $     -      $  301,092
Depreciation                    7,865             437             3,045               -            428          11,775
Amortization                    1,047             249               213             753              -           2,262
Income before provision        34,814           2,106             2,509             522        (10,094)         29,857
   for income taxes and
   minority interest

                             External        Internal            Energy
        Nine Months           Network         Network           Network     International       Other
           2000              Services        Services          Services          (1)             (2)       Consolidated
------------------------------------------------------------------------------------------------------------------------
Revenue                    $  686,657       $ 119,457         $ 108,136       $  38,420       $      -      $  952,670
Depreciation                   30,019           1,538             7,376               -          1,234          40,167
Amortization                    3,716           1,008               606           3,313              -           8,643
Income before provision        98,455          12,359             8,652           3,422        (24,059)         98,829
   for income taxes and
   minority interest
Capital expenditures           35,945           1,566             2,505             718              -          40,734
Total assets                  580,496         100,975            77,993          86,826         91,068         937,358

                             External        Internal            Energy
        Nine Months           Network         Network           Network     International       Other
           1999              Services        Services          Services          (1)             (2)       Consolidated
------------------------------------------------------------------------------------------------------------------------

Revenue                    $  517,120       $  72,281         $ 113,762      $   41,991       $  1,422      $  746,576
Depreciation                   22,790           1,141             8,750               -          1,188          33,869
Amortization                    2,937             758               606           2,381              -           6,682
Income before provision        73,591           3,066             8,733           4,054        (28,415)         61,029
   for income taxes and
   minority interest
Capital expenditures           47,739             819             8,128              86            887          57,659
Total assets                  408,070          62,148            89,923         137,403         43,995         741,539


(1) Revenue, amortization and capital expenditures relate solely to our Brazilian operations. International income before provision for income taxes and minority interest for the nine months ended September 30, 2000, primarily relates to the sale of our PCS system net of a charge for the write-off of two Latin American operations. For the other periods, income was related solely to our Brazilian operations. Total assets includes $49.4 million and $84.6 million as of September 30, 2000 and 1999, respectively, related to our Brazilian operations, and the remainder relates to our interest in international non-core assets.

(2) Consists of non-core construction and corporate operations, which includes interest expense net of interest income of $11.3 million and $14.5 million for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999, interest expense net of interest income was $3.1 million and $5.7 million, respectively. Additionally, the severance charge of $1.7 million is also reflected in other.

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

     We are a party to other pending legal proceedings, none of which, we believe, is material to our financial position, results of operations or cash flows.

     As part of a management review process, the Company in 2000 adjusted its personnel in certain markets, resulting in a $1.7 million severance charge. Fourteen employees received severance consisting predominantly of cash and immediate vesting of stock options.

     In the third quarter of 2000, we extended the time period, geographic scope and scope of work under an existing exclusive provider agreement with a telecommunications client, Telergy, Inc. In consideration of these and other modifications to our agreements with the client, we agreed to provide up to $35 million in financing to the client solely to fund our network construction for the client. Our financing was part of a $350 million re-capitalization of the client to fund network construction and development. Interest on the amount financed ranges from 6.25%-7.75% over LIBOR depending on the amount of time the financing has been outstanding. We received warrants at a nominal exercise price to purchase up to 0.7% of the fully diluted outstanding common stock of the client. We agreed to provide an additional $15 million in financing to fund our network construction at the same interest rate; if the additional financing is used we will receive additional warrants at a nominal exercise price to purchase up to 6.0% of the fully diluted outstanding common stock of the client. Our financing is subordinated to the client's senior indebtedness. As of September 30, 2000, the client had drawn $20.1 million on the facility. The facility terminates in April 2002 unless earlier terminated upon certain events, including (a) certain equity or debt issuances, (b) certain asset sales, or (c) a change of control of the client.

     We own minority interests in Argentina and Spain. Our investment in Argentina is a minority interest with a carrying value of $17.9 million as of September 30, 2000 in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina ("Supercanal"). We also own an indirect minority interest with a carrying value of $4.1 million and have made a $3.0 million working capital loan to Sistemas e Instalaciones de Comunicacion, S.A. ("Sintel"), a Spanish telecommunications infrastructure services provider.

     Supercanal has defaulted on its third party debt and has filed a petition under Argentine law seeking protection from its creditors. We do not guarantee any of this indebtedness. In January 2000, the majority shareholder of Supercanal approved a capital increase that would have required us to contribute approximately $5.9 million to maintain our interest if the capital increase is effected in full. The capital increase has been challenged in court and we cannot determine whether or when the capital increase will be effected.

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

     Although we have determined that the carrying value of these assets has not currently been impaired, we continue to monitor these investments to determine whether a charge is warranted in the future.

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

ITEM 2  -    MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
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

General

     We design, build, install, maintain and monitor internal and external networks supporting the Internet, Internet-related applications, e-commerce and other communications and energy facilities for leading telecommunications, broadband, energy and other Fortune 500 companies. Based on revenue, we are one of the largest end-to-end telecommunications and energy infrastructure service providers in North America. We offer comprehensive network infrastructure solutions to a diverse group of clients, enabling our clients to connect with their customers. Currently, we operate from approximately 200 locations throughout North America, which accounted for 96% of our revenue for the nine months ended September 30, 2000. Internationally we operate in Brazil through a 51% joint venture which we consolidate net of a 49% minority interest after tax.

     For the nine months ended September 30, 2000, approximately 8% of our domestic revenue was derived from services performed for Bell South, 7% from services performed for Williams Communications and 5% from services performed for each of Qwest/US West, Sprint, Telergy, Level 3 and Comcast. Our top 10 customers combined accounted for approximately 48% of our domestic revenue during the same period.

     We report our operations in four segments:

     -   External Network Services,
     -   Internal Network Services,
     -   Energy Network Services, and
     -   International.

     External Network Services includes:

     -   inter-exchange networks,
     -   local exchange networks,
     -   broadband networks,
     -   wireless networks, and
     -   intelligent transportation networks.

     Internal Network Services includes:

     -   switching and transmission services,
     -   structured cabling services, and
     -   monitoring services.

Results of Operations

North America

     The following table states for the periods indicated our North American operations in dollar and percentage of revenue terms (in thousands):

                                    Three Months Ended September 30,               Nine months ended September 30,
                              ---------------------------------------------  -------------------------------------------
                                        2000                   1999                   2000                  1999
                              ----------------------  ---------------------  ---------------------- --------------------
 Revenue                      $ 365,460     100.0%    $  291,201    100.0%   $ 914,250      100.0%  $ 704,585    100.0%
 Costs of revenue               277,862      76.0%       219,147     75.3%     694,204       75.9%    535,528     76.0%
 Depreciation                    13,506       3.7%        11,775      4.0%      40,167        4.4%     33,869      4.8%
 Amortization                     2,160       0.6%         1,509      0.5%       5,330        0.6%      4,301      0.6%
 General and administrative      24,589       6.7%        23,348      8.0%      66,849        7.3%     59,364      8.4%
   expenses
 Severance charge                 1,708       0.5%             -       -         1,708        0.2%          -       -

                      Three Months Ended September 30, 2000
                Compared to Three Months Ended September 30, 1999

     The following table sets forth the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                                 Three Months Ended
                                                    September 30,                     Change
                                            ----------------------------   ---------------------------
                                                 2000            1999             $             %
                                            -------------  -------------   -------------   -----------
External Network Services                   $   284,648     $   220,601     $    64,047        29.0%
Internal Network Services                        46,930          31,974          14,956        46.8%
Energy Network Services                          33,882          38,626          (4,744)      (12.3)%
                                            =============   ============    ============   -----------
                                            $   365,460     $   291,201     $    74,259          25.5%
                                            =============   ============    ============

     Our North American revenue was $365.5 million for the three months ended September 30, 2000, compared to $291.2 million for the same period in 1999, representing an increase of $74.3 million or 25.5%, primarily from organic growth. Revenue from our two combined segments (external network and internal network services) servicing datacom clients increased by 31.3%. Of our three reporting segments, the fastest growing is our internal network services primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. Our external network services segment is also growing primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our clients. Revenue generated by our energy network segment decreased due to unusually wet weather impacting the east coast. During the three months ended September 30, 2000, we completed six acquisitions in our external network segment.

     Our North American costs of revenue was $277.9 million or 76.0% of revenue for the three months ended September 30, 2000, compared to $219.1 million or 75.3% of revenue for the same period in 1999. In 2000, margins for external network services and energy network services were impacted by unusually wet weather conditions. Margins for internal network services remained constant despite start-up costs related to the segment's network monitoring services.

     Depreciation expense was $13.5 million or 3.7% of revenue for the three months ended September 30, 2000, compared to $11.8 million or 4.0% of revenue for the same period in 1999. The increased depreciation expense resulted from our investment in our fleet to support revenue growth. The decline as a percentage of revenue was due to an increase in revenue from our internal networks segment, which is less capital intensive, and better utilization of our equipment.

     General and administrative expenses were $24.6 million or 6.7% of revenue for the three months ended September 30, 2000, compared to $23.3 million or 8.0% of revenue for the same period in 1999. The decline in general and administrative expenses as a percentage of revenue for the three months ended September 30, 2000 was due primarily to our ability to support higher revenue with a relatively lower administrative base.

     As part of a management review process, the Company in 2000 adjusted its personnel in certain markets, resulting in a $1.7 million severance charge.

                      Nine months ended September 30, 2000
                Compared to Nine months ended September 30, 1999

     The following table sets forth the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                                    Nine months ended
                                      September 30,                   Change
                              ---------------------------    ------------------------
                                   2000          1999             $           %
                              -------------  ------------    ------------  ----------
External Network Services     $   686,657     $   517,119    $  169,538       32.8%
Internal Network Services         119,457          72,282        47,175       65.3%
Energy Network Services           108,136         113,762        (5,626)      (4.9%)
Other                                   -           1,422        (1,422)    (100.0%)
                              =============  ============    ============   --------
                              $   914,250     $   704,585    $  209,665       29.8%
                              =============  ============    ============

     Our North American revenue was $914.3 million for the nine months ended September 30, 2000, compared to $704.6 million for the same period in 1999, representing an increase of $209.7 million or 29.8%, primarily from organic growth. Revenue from our two combined segments servicing datacom clients increased by 36.8%. Of our three operating segments, the fastest growing is our internal network services primarily due to growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. Our external network services segment is also growing primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our customers. Our external energy segment remained relatively constant due to our focus on increasing profitability prior to any future growth and also as a result of unusually wet weather during the third quarter in the east coast. During the nine months ended September 30, 2000, we completed 10 acquisitions, eight in our external network segment and two in our internal network services segment. This compares to three acquisitions for the nine months ended September 30, 1999 in our external communication services segment.

     Our North American costs of revenue were $694.2 million or 75.9% of revenue for the nine months ended September 30, 2000, compared to $535.5 million or 76.0% of revenue for the same period in 1999. Unusually wet weather in the east coast adversely impacted margins in the 2000 third quarter.

     Depreciation expense was $40.2 million or 4.4% of revenue for the nine months ended September 30, 2000, compared to $33.9 million or 4.8% of revenue for the same period in 1999. The increased depreciation expense resulted from our investment in our fleet to support revenue growth. The decline as a percentage of revenue was due to an increase in revenue from our internal network segment, which is less capital intensive, and better utilization of our equipment.

     General and administrative expenses were $66.8 million or 7.3% of revenue for the nine months ended September 30, 2000, compared to $59.4 million or 8.4% of revenue for the same period in 1999. The decline in general and administrative expenses as a percentage of revenue for the nine months ended September 30, 2000 was due primarily to our ability to support higher revenue with a relatively lower administrative base.

     As part of a management review process, the Company in 2000 adjusted its personnel in certain markets, resulting in a $1.7 million severance charge.

     At September 30, 2000, we had a backlog for North America operations of approximately $1.5 billion. Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts, including the estimated amount of work under our master service agreements. We expect to complete substantially all of our backlog during the next 18 calendar months.

International

     The following tables set forth for the periods indicated our Brazilian operations in dollar and percentage terms (in thousands):

                                    Three Months Ended September 30,                Nine months ended September 30,
                              ---------------------------------------------  ---------------------------------------------
                                       2000                   1999                    2000                    1999
                              ---------------------  ----------------------  ---------------------   ---------------------
Revenue                       $  16,819    100.0%    $  9,891       100.0%   $  38,420     100.0%    $   41,991    100.0%
Costs of revenue                 15,489     92.1%       8,613        87.1%      33,009      85.9%        32,598     77.6%
Amortization                        307      1.8%         753         7.6%       3,313       8.6%         2,381      5.7%
General and administrative        1,245      7.4%       1,212        12.2%       4,027      10.5%         5,129     12.2%
  expenses

                      Three Months Ended September 30, 2000
                Compared to Three Months Ended September 30, 1999

     Our International operations' functional currency is the Brazilian real.

     Brazilian revenue was $16.8 million for the three months ended September 30, 2000, compared to $9.9 million for the same period in 1999, representing an increase of $6.9 million or 69.7%. Brazilian revenue increased primarily due to increased volume under existing master services agreements. Brazil had revenue of R$30.7 million reals during the three months ended September 30, 2000, compared to R$18.9 million reals for the same period in 1999, representing an increase of 62.4%. The average currency exchange rate was 1.83 reals per US dollar for the period ended September 30, 2000 compared to 1.91 reals per US dollar for the same period in 1999.

     Brazilian costs of revenue were $15.5 million or 92.1% of revenue for the three months ended September 30, 2000, compared to $8.6 million or 87.1% of revenue for the same period in 1999. The decline in gross margin was due to differences in the staging of projects.

     Amortization expense was $0.3 million or 1.8% of revenue for the three months ended September 30, 2000 compared to $0.8 million or 7.6% of revenue for the same period in 1999. Current amortization relates to the purchased goodwill of our Brazilian operations. Prior to June 30, 2000, amortization related primarily to an intangible asset resulting from one acquisition completed in early 1998 that was being amortized over a five year period relative to the volume of work under specified contracts, but was accelerated and fully amortized earlier in 2000.

     General and administrative expenses were $1.2 million or 7.4% of revenue for the three months ended September 30, 2000, compared to $1.2 million or 12.2% of revenue for the same period in 1999. General and administrative expenses were R$2.2 million reals during the three months ended September 30, 2000, compared to R$2.3 million reals for the same period in 1999. General and administrative expenses were relatively constant in real and dollar terms and in relation to revenue in real and dollar terms, the decrease was due to our ability to support higher revenue with a relatively lower administrative base.

                      Nine months ended September 30, 2000
                Compared to Nine months ended September 30, 1999

     Our International operations' functional currency is the Brazilian real.

     Brazilian revenue was $38.4 million for the nine months ended September 30, 2000, compared to $42.0 million for the same period in 1999, representing a decrease of $3.6 million or 8.6%. Brazilian revenue decreased primarily due to the completion of prior existing contracts. Brazil had revenue of R$56.1 million reals during the nine months ended September 30, 2000, compared to R$73.1 million reals for the same period in 1999, representing a decrease of 23.2%. The average currency exchange rate was 1.46 reals per US dollar for the period ended September 30, 2000 compared to 1.74 reals per US dollar for the same period in 1999.

     Brazilian costs of revenue were $33.0 million or 85.9% of revenue for the nine months ended September 30, 2000, compared to $32.6 million or 77.6% of revenue for the same period in 1999. In 1999, margins were positively impacted as a result of amounts paid by a customer during the second quarter for additional costs incurred during prior periods for which no revenue had been recorded due to the uncertainty of its collection.

     Amortization expense was $3.3 million or 8.6% of revenue for the nine months ended September 30, 2000 compared to $2.4 million or 5.7% of revenue for the same period in 1999. Amortization relates primarily to an intangible asset resulting from one acquisition completed in early 1998 that was being amortized over a five year period relative to the volume of work under specified contracts but was accelerated and fully amortized earlier in 2000.

     General and administrative expenses were $4.0 million or 10.5% of revenue for the nine months ended September 30, 2000, compared to $5.1 million or 12.2% of revenue for the same period in 1999. General and administrative expenses were R$5.8 million reals or 10.3% of reals revenue during the nine months ended September 30, 2000, compared to R$8.9 million reals or 12.2% of revenue for the same period in 1999. The decline in general and administrative expenses in relation to revenue in real terms was due to an effort to reduce overhead as the revenue base had declined during the earlier part of the year.

Consolidated Results

     The  following  table  sets  forth  for  the  periods   indicated   certain
consolidated income statement data for North America and International and the related percentage of consolidated revenue.

                                   Three Months Ended September 30,                Nine months ended September 30,
                             --------------------------------------------   --------------------------------------------
                                      2000                   1999                    2000                   1999
                             ----------------------  --------------------   -----------------------  -------------------
 Interest expense            $   (4,516)    (1.2%)   $   (7,273)   (2.4%)   $  (14,375)    (1.5%)  $  (20,815)   (2.8%)
 Interest income                  1,630      0.4%         2,753     0.9%         3,897      0.4%        8,495     1.2%
 Other (loss) income, net            (9)     -             (358)    -            5,244      0.6%          (57)    -
 Income before provision for     42,518     11.1%        29,857     9.9%        98,829      9.7%       61,029     8.2%
 income taxes and minority
 interest
 Provision for income taxes     (17,382)    (4.5%)      (12,405)   (4.2%)      (40,880)    (4.3%)     (25,354)   (3.4%)
 Minority interest                  (48)      -            (306)    -              (41)      -         (2,000)   (0.3)%
                             ============ =========  ============ =======   ============ =========  =========== ========
 Net income                  $   25,088      6.5%    $   17,146     5.7%    $   57,908      6.1%    $  33,675     4.5%
                             ============ =========  ============ =======   ============ =========  =========== ========

                      Three Months Ended September 30, 2000
                Compared to Three Months Ended September 30, 1999

     For the three months ended September 30, 2000, interest expense declined from $7.3 million to $4.5 million primarily due to the repayment of debt under our revolving credit facility with a portion of the $126.0 million in net proceeds from our offering of 3.75 million shares in February 2000.

     Interest income for the nine months ended September 30, 2000 was mainly comprised of interest earned on temporary investment of the proceeds of our common stock offering. Interest income for the three months ended September 30, 1999 includes interest from a customer financing arrangement which terminated in September 1999.

     Our effective tax rates for North American and Brazilian operations were approximately 41% and 33%, respectively, for the three and nine months ended September 30, 2000 and 1999.

     The trends experienced during the nine months ended September 30, 2000, and 1999 related to interest are consistent with those of the three months ended September 30, 2000 and 1999.

     Other (loss) income, net for the nine months ended September 30, 2000 primarily reflects a gain of $9.6 million from the sale of our PCS system in Latin America offset by a charge of $5.4 million related to a write-off of two Latin American operations.

Financial Condition, Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, issuances of stock and the proceeds from the sale of assets held for sale.

     Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2000, compared to $75.7 million for the same period in 1999. In 1999, we collected approximately $81.4 million from Telegy, Inc. to whom we were providing vendor financing, substantially all of which was paid prior to September 1999.

     Our working capital at September 30, 2000, was $255.6 million compared to $169.6 million at December 31, 1999. Our North American working capital as of September 30, 2000 was comprised primarily of $338.5 million in accounts receivable, $39.9 million in inventories and other current assets and $46.2 million in cash and cash equivalents, net of $190.8 million in current liabilities.

     We have a credit facility that provides for borrowings up to an aggregate amount of $100.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or the LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

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

     During 2000, we invested $40.7 million primarily in our fleet to support revenue growth. We collected $53.6 million in net proceeds related to assets sold, primarily from the sale of our Paraguayan PCS license and our Spanish operations. We also invested $50.4 million in acquisitions and contingent consideration from prior acquisitions during the year. We anticipate that available cash, cash flows from operations and the proceeds from the sale of assets and other liquidity and investments and borrowing availability under the credit facility will be sufficient to satisfy our working capital and other liquidity requirements for the foreseeable future.

     In the third quarter of 2000, we extended the time period, geographic scope and scope of work under an existing exclusive provider agreement with a telecommunications client, Telergy, Inc. In consideration of these and other modifications to our agreements with the client, we agreed to provide up to $35 million in financing to the client solely to fund our network construction for the client. Our financing was part of a $350 million re-capitalization of the client to fund network construction and development. Interest on the amount financed ranges from 6.25%-7.75% over LIBOR depending on the amount of time the financing has been outstanding. We received warrants at a nominal exercise price to purchase up to 0.7% of the fully diluted outstanding common stock of the client. We agreed to provide an additional $15 million in financing to fund our network construction at the same interest rate; if the additional financing is used we will receive additional warrants at a nominal exercise price to purchase up to 6.0% of the fully diluted outstanding common stock of the client. Our financing is subordinated to the client's senior indebtedness. As of September 30, 2000, the client had drawn $20.1 million on the facility. The facility terminates in April 2002 unless earlier terminated upon certain events, including (a) certain equity or debt issuances, (b) certain asset sales, or (c) a change of control of the client.

     We also own minority interests in Argentina and Spain. Our investment in Argentina is a minority interest with a carrying value of $17.9 million as of September 30, 2000 in Supercanal Holding, S.A., a holding company of numerous cable television operators in western Argentina ("Supercanal"). We also own a minority interest with a carrying value of $4.1 million and have made a $3.0 million working capital loan to Sistemas e Instalaciones de Comunicacion, S.A. ("Sintel"), a Spanish telecommunications infrastructure services provider.

     Supercanal has defaulted on its third party debt and has filed a petition under Argentine law seeking protection from its creditors. We do not guarantee any of this indebtedness. In January 2000, the majority shareholder of Supercanal approved a capital increase that would have required us to contribute approximately $5.9 million to maintain our interest if the capital increase is effected in full. The capital increase has been challenged in court and we cannot determine whether or when the capital increase will be effected.

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

Outlook

     Our outlook for the fourth quarter is positive. We also expect revenue growth of 20-25% for 2001 with earnings growth outpacing revenue growth. We believe our major clients will continue capital spending, especially in the area of broadband, local loops, last mile hops and central offices.

Seasonality

     Our North American operations have historically been seasonally weaker in the first and fourth quarters of the year and have produced stronger results in the second and third quarters. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our U.S. customers, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in reals from our Brazilian operations is not expected to fluctuate seasonally.

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We have experienced some increases in labor costs. Competition for qualified personnel could increase labor costs for us further in the future. Our international operations may, at times in the future, be exposed to high inflation in certain foreign countries. During the nine months ended September 30, 2000, we generated approximately 4% of our total revenue from our Brazilian operations that are susceptible to currency devaluation. We anticipate that revenue from our Brazilian operations will be less significant to our operations in the foreseeable future due to our continued focus on domestic operations. Any deterioration in economic conditions in Brazil and other Latin American countries could adversely impact our results of operations, financial position and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 4 and 6 of Notes to Consolidated Financial Statements for disclosure about market risk.



PART II.     OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits

Exhibit
 No.*                              Description
-------                            -----------

10       Consent to Extension to Revolving Credit Agreement dated July 20, 2000.


27       Financial Data Schedule.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MASTEC, INC.




Date:  November 14, 2000         /s/ CARMEN M. SABATER
                                 Carmen M. Sabater
                                 Senior Vice President - Chief Financial Officer
                                 (Principal Financial Officer)




Date:  November 14, 2000         /s/ ARLENE VARGAS
                                 Arlene Vargas
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                                              EXHIBIT 10 CONSENT


                              CONSENT TO EXTENSION


     THIS CONSENT TO EXTENSION (this "Consent") is made and entered into as of the 20th day of July, 2000, by and among MASTEC, INC., a Florida corporation (the "Parent"), its Subsidiaries (other than Excluded Subsidiaries and members of the MasTec International Group) listed on Schedule 1 to the Credit Agreement defined below (together with the Parent, collectively the "Borrowers"), FLEET NATIONAL BANK (f/k/a BankBoston, N.A., "Fleet"), BANK AUSTRIA CREDITANSTALT CORPORATE FINANCE, INC., FIRST UNION NATIONAL BANK, SCOTIABANC INC., COMERICA BANK, GENERAL ELECTRIC CAPITAL CORPORATION and LASALLE BANK NATIONAL ASSOCIATION (collectively, the "Banks") and Fleet as agent (the "Agent") for the Banks.

     WHEREAS, the Borrowers, the Banks and the Agent entered into a Revolving Credit Agreement dated as of June 9, 1997, as amended by a First Amendment to Revolving Credit Agreement dated as of January 28, 1998, as further amended by a Second Amendment to Revolving Credit Agreement dated as of July 31, 1998, and as further amended by a Third Amendment to Revolving Credit Agreement dated as of September 11, 1998, as further amended by a Fourth Amendment to Revolving Credit Agreement dated as of September 25, 1998, as further amended by a Fifth
Amendment to Revolving Credit Agreement dated as of December 29, 1998, as further amended by a Sixth Amendment to Revolving Credit Agreement dated as of August 11, 1999 (as the same may be further amended and in effect from time to time the "Credit Agreement"), pursuant to which the Banks extended credit to the Borrowers on the terms set forth therein;

     WHEREAS, the Borrowers have requested that the Banks agree to extend the Maturity Date to June 9, 2002 (the "Final Maturity Date") pursuant to the provisions of ss.2.8 of the Credit Agreement, and the Banks party hereto have agreed to such extension on the terms set forth herein;

     NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Definitions. Capitalized terms used herein without definition shall have the meanings assigned to such terms in the Credit Agreement.

     2. Consent to the Maturity Date Extension. Each of the Banks party hereto hereby consents to extend the Maturity Date to the Final Maturity Date, provided that (i) the Total Commitment is not less than $100,000,000, and (ii) all other conditions of the Credit Agreement be met upon the extension of the Maturity Date to the Final Maturity Date. References to the Maturity Date in the Credit Agreement shall hereinafter be deemed to be references to the Final Maturity Date.

     3. Representations and Warranties. Each of the Borrowers represents and warrants as follows:

               (a) The execution, delivery and performance of each of this Consent and the transactions contemplated hereby are within the corporate power and authority of such Borrower and have been or will be authorized by proper corporate proceedings, and do not (a) require any consent or approval of the stockholders of such Borrower, (b) contravene any provision of the charter documents or by-laws of such Borrower or any law, rule or regulation applicable to such Borrower, or (c) contravene any provision of, or constitute an event of default or event which, but for the requirement that time elapse or notice be given, or both, would constitute an event of default under, any other material agreement, instrument or undertaking binding on such Borrower.

                  (b) This Consent and the Credit Agreement, as amended as of the date hereof, and all of the terms and provisions hereof and thereof are the legal, valid and binding obligations of such Borrower enforceable in accordance with their respective terms except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally, and except as the remedy of specific performance or of injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

                  (c) The execution, delivery and performance of this Consent and the transactions contemplated hereby do not require any approval or consent of, or filing or registration with, any governmental or other agency or authority, or any other party.

                  (d) The representations and warranties contained in ss.5 of the Credit Agreement are true and correct in all material respects as of the date hereof as though made on and as of the date hereof.

                  (e) After giving effect to this Consent, no Default or Event of Default under the Credit Agreement has occurred and is continuing.

     4. Ratification, etc. The Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect.

     5. GOVERNING LAW. THIS CONSENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS AND SHALL TAKE EFFECT AS A SEALED INSTRUMENT IN ACCORDANCE WITH SUCH LAWS.

     6. Counterparts. This Consent may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts taken together shall be deemed to constitute one and the same instrument.

     7. Effectiveness. This Consent shall become effective upon the due and proper authorization, execution and delivery of the Consent to the Agent by the respective parties thereto.

     IN WITNESS WHEREOF, each of the undersigned have duly executed this Consent under seal as of the date first set forth above.

                              The Borrowers:

                              MASTEC, INC.



                              By:___________________________________
                                 Name:
                                 Title:

                                MASTEC NORTH CAROLINA, INC.
                                CHURCH & TOWER ENVIRONMENTAL, INC.
                                CHURCH & TOWER, INC.
                                CHURCH & TOWER OF FLORIDA, INC.
                                DESIGNED TRAFFIC INSTALLATION CO.
                                AIDCO, INC.
                                AIDCO SYSTEMS, INC.
                                NORTHLAND CONTRACTING, INC.
                                WILDE OPTICAL SERVICE, INC.
                                MASTEC VIRGINIA, INC.
                                WILDE ACQUISITION CO., INC.
                                WILDE HOLDING CO., INC.
                                C & S DIRECTIONAL BORING, INC.
                                S.S.S. CONSTRUCTION, INC.
                                MASTEC NORTH AMERICA, INC.
                                J.C. ENTERPRISES, INC. (d/b/a   Cotton & Taylor)
                                M.E. HUNTER & ASSOCIATES, INC.
                                MARTIN TELEPHONE CONTRACTORS, INC.
                                BARKERS CATV CONSTRUCTION, INC.
                                FIBER & CABLE WORKS, INC.
                                MASTEC NEW YORK, INC.
                                QUEENS NETWORK CABLE CORP.
                                MASTEC REAL ESTATE HOLDINGS, INC.
                                STACKHOUSE REAL ESTATE HOLDINGS, INC.
                                MASTEC OF TEXAS, INC.
                                PHASECOM AMERICA, INC.
                                M.E.H. HOLDING COMPANY, INC.



                              By:___________________________________
                                 Name:
                                 Title:

                              The Banks:
                              BANK AUSTRIA CREDITANSTALT CORPORATE FINANCE, INC.



                              By:___________________________________
                                 Name:
                                 Title:



                              By:___________________________________
                                 Name:
                                 Title:

                              FIRST UNION NATIONAL BANK



                              By:___________________________________
                                 Name:
                                 Title:

                              SCOTIABANC INC.



                              By:___________________________________
                                 Name:
                                 Title:

                              LASALLE BANK NATIONAL ASSOCIATION



                              By:___________________________________
                                 Name:
                                 Title:

                              COMERICA BANK



                              By:___________________________________
                                 Name:
                                 Title:

                              GENERAL ELECTRIC CAPITAL CORPORATION



                              By:___________________________________
                                 Name:
                                 Title:

                              FLEET NATIONAL BANK (f/k/a
                              BankBoston, N.A.), individually and as Agent



                              By:___________________________________
                                 Name:
                                 Title: