Form 10-K
period 2000-12-31
MASTEC INC
filed 2001-03-26
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                          Commission File Number 0-3797



                                  MASTEC, INC.
             (Exact name of registrant as specified in its charter)

              Florida                                   65-0829355
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

3155 N.W. 77th Avenue, Miami, FL 33122-1205                (305) 599-1800
(Address of principal executive offices)          Registrant's telephone number,
                                                       including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of common stock outstanding as of March 21, 2001 was 47,719,061. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $12.89 closing price for the registrant's common stock on the New York Stock Exchange on March 19, 2001 was approximately $615,098,696. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders are incorporated by reference.

     Except for historical information, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Annual Report. These and other risks are detailed in documents filed by us with the Securities and Exchange Commission, including our registration statement on Form S-3 (No.333-90027). We are not obligated to revise these forward-looking statements to reflect future events or circumstances.


                                    BUSINESS

General

     We are a leading end-to-end voice, video, data and energy network infrastructure solution for a broad range of communications, broadband, energy and other corporate clients. We have a diverse client base representing all the major segments of the industries we serve. Our broad suite of services allows our clients to connect with their customers. We design, build, install, maintain and monitor internal and external networks, transmission facilities and data storage centers supporting e-commerce and other communications, computing and energy systems. We are a national services provider, operating from 200 service locations throughout the United States and Canada. We also operate in Brazil through a 51% owned joint venture.

Strategy

     We believe we are one of the few national, multi-disciplinary infrastructure providers capable of providing a comprehensive solution to our clients' bandwidth infrastructure needs from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

     Our strategy is to use these competitive strengths to increase market share in the fragmented network infrastructure industry by expanding relationships with long-time clients across multiple service offerings. We also provide turn-key solutions to new clients who are seeking a single source for their infrastructure requirements. We are focused on leveraging our administrative base and achieving other cost savings and efficiencies through better utilization of our equipment, facilities and personnel and through economies of scale. We continue to expand our capabilities and geographic scope through selected acquisitions and investments although our primary focus is organic growth. We believe these strategies will permit us to continue to grow profitably. However, current economic conditions may impact our ability to grow at historical levels.

Clients

     Our clients include some of the largest and most prominent companies in the communications and energy fields, including:

     o incumbent local exchange carriers,
     o telecommunications equipment vendors,
     o competitive local exchange carriers,
     o government  agencies such as departments of transportation,
     o cable television  operators,
     o data storage and co-location facilities  providers,
     o long  distance  carriers,
     o public and  private  energy companies
     o wireless  service  providers, and
     o financial  institutions and other corporate clients.

     We have over 200 clients, none of which accounted for 10% or more of our revenue in 2000. Our top 10 clients combined accounted for approximately 44% of our domestic revenue. Representative clients include:

   AT&T Corporation                      Lucent Technologies, Inc.
   BellSouth Corporation                 NEC Corporation
   Carolina Power and Light Company      Qwest Communications International,Inc.
   Charter Cable, Inc.                   SBC Communications, Inc.
   Comcast Corporation                   Sprint Corp.
   Cox Communications, Inc.              Telergy, Inc.
   Enron Corporation                     Texas Utilities Company
   First Union Corporation               Time Warner, Inc.
   Georgia Department of Transportation  Verizon Communications, Inc.
   Global Crossing, Ltd.                 Williams Communications Group
   Level 3 Communications, Inc.

     We provide the majority of our services to our clients under master service agreements, which typically are exclusive multi-year service agreements to satisfy our client's network requirements up to a specified dollar amount per job within defined geographic areas. We currently have 88 master service agreements across all service lines. Revenue from master service agreements represents approximately 50% of our annual domestic revenue.

Services

     We market our services individually and in combination to provide the most efficient and effective solution to meet our clients' demands, which increasingly require resources from multiple disciplines. Through our unified "MasTec"(R) brand and an integrated organizational structure designed to permit rapid deployment of labor, equipment and materials, we are able quickly and efficiently to allocate resources to meet client needs.

     We offer our services under two broad categories organized around our clients:

     Datacom Network Services. We design, build, install, maintain and monitor the physical facilities used to provide end-to-end voice, video and data service from the provider's central office, switching center or cable television head-end to the ultimate consumer's home or business. We provide these services both externally on public or private rights-of-ways or in our clients' premises. Our services include:

     - comprehensive   project   management,   coordination,   consulting  and
administration;

     - designing, installing, testing and documenting switching and transmission equipment and supporting components at point-of-presence locations;

     - network route development, right of way and other site acquisition, and permitting;

     - designing conduit networks and fiber rings;

     - placing and splicing fiber optic, coaxial and copper cable; excavating trenches in which to place the cable; and furnishing and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures;

     - placing drop lines from our clients' main distribution terminals to their customer's home or business;

     - installing set-top boxes, satellite dishes and other connection devices in homes and businesses;

     - erecting wireless communication towers, constructing related structures and installing associated equipment;

     - designing  and  installing  intelligent  traffic  networks;

     - engineering, furnishing and installing integrated voice, video and data networks inside client premises as well as the infrastructure required to support complex e-commerce solutions;

     - systems integration, which includes selecting, configuring and installing software, hardware and other computing and communications equipment and cabling to provide an integrated computing and communications system;

     - monitoring, maintaining and restoring clients' networks 24 hours a day, seven days a week;

     - network device security and optimization,

     - procuring   materials;

     - providing acceptance testing and as-built documentation; and

     - maintaining, upgrading, removing and replacing these systems.

     Energy Network Services. We provide external network and energy infrastructure services to public and private utilities. These services consist of overhead and underground installation and maintenance of electrical and other utilities' transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. These services are substantially similar to the services we provide to our datacom clients, but the work often involves the installation and splicing of high-voltage transmission and distribution lines.

     Brazil. We operate in Brazil through a 51% joint venture which we consolidate net of a 49% minority interest after tax. Our Brazilian operations provide datacom infrastructure services to a diverse group of telecommunication companies primarily in the heavily populated states of southern Brazil.

Backlog

     At December 31, 2000, we had a backlog in our domestic operations of approximately $1.5 billion as compared to a backlog of approximately $970.1 million at December 31, 1999. Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts as well as estimated work on master service agreements. We expect to complete substantially all of our backlog at December 31, 2000 during the next 18 months.

Sales and Marketing

     We have developed a marketing plan emphasizing the "MasTec"(R) registered trade name and an integrated service offering to position ourselves as a seamless, end-to-end nationwide infrastructure services solution providing basic infrastructure to sophisticated engineering, design and integration. We believe our long-standing relationships with our clients and reputation for reliability and efficiency facilitates our repeat business. Our marketing efforts are principally carried out by the management of our service lines, most of whom have many years' experience in the industries they serve, both at the service provider level and in some cases with the clients we serve. Our service line leadership markets to existing and potential telecommunications and other clients to negotiate new contracts or to be placed on lists of vendors invited to submit proposals for master service agreements and individual projects. Our executive management supplements their efforts at the national level. We also market through commissioned salespeople and our corporate marketing department.

Safety and Insurance

     We are committed to ensuring that our team members perform their work safely and strive to instill safe work habits in all of our team members. We evaluate our team members not only on the basis of the efficiency and quality of their work but also on their safety records and the safety records of the employees they supervise. We also hold regular training sessions and seminars with our team members devoted to safe work practices. We have established a company-wide safety committee to share best practices among our units and to monitor and improve compliance with safety regulations.

     The primary claims we face in our operations are workers' compensation, automobile liability and various general liabilities. We maintain insurance policies with respect to these claims, but these policies are subject to deductibles for worker's compensation, automobile liability and general liability up to $250,000 per claim. We have umbrella coverage up to a policy limit of $25.0 million and stop loss coverage of $16.1 million for 2000 claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as an accrued liability. We continually review these claims and expenses and the appropriateness of the accrued liability.

Suppliers

     Our clients supply the majority of the raw materials and supplies necessary to carry out our contracted work, although we are increasingly supplying materials and supplies on turnkey projects. We obtain materials and supplies for our own account from independent third-party providers and do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. We have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

     We also use independent contractors to perform portions of our services and to manage work flow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor.

Competition

     There is no dominant provider in the network infrastructure services industry. The industry is highly fragmented and we compete with other companies in most of the markets in which we operate ranging from small independent firms servicing local markets to larger firms servicing regional markets, as well as large national and international engineering firms and equipment vendors on turnkey projects who subcontract work to companies other than us. Despite the current trend toward outsourcing, we also face competition from existing or prospective clients who employ in-house personnel to perform some of the same types of services we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate and, as a result, any organization that had adequate financial resources and access to technical expertise may become one of our competitors. We are, however, one of the few providers with a nationwide comprehensive services offering.

     We believe our clients consider a number of factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. Because of the highly competitive bidding environment for infrastructure services, price historically has often been the principal factor in determining whether the services provider is awarded the work on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower overhead costs. We believe our size, nationwide presence, integrated value added service offering, financial strength and reputation provide a competitive advantage in obtaining larger, more complex infrastructure projects and gaining market share in the fragmented infrastructure services industry.

Regulation

     Our operations are subject to various federal, state and local laws, including:

     -  Contractor licensing requirements;
     -  Building and electrical codes;
     -  Permitting and inspection requirements; and
     - Regulations related to labor relations, worker safety, and environmental protection


     We believe we have all material licenses and permits required to conduct our operations and that we are in substantial compliance with all applicable regulatory requirements.

Employees

     As of December 31, 2000, we had approximately 9,800 team members in North American operations and approximately 2,600 in Brazil. Approximately 600 of our team members are represented by a labor union, principally the Communication Workers of America or the International Brotherhood of Electrical Workers. We believe that our employee relations are good.

     Recruiting. Our primary hiring sources for our team members include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain team members by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries, and a comprehensive benefits package. Our "MasTec"(R) brand and integrated service offering also has created a unified corporate culture that we believe helps attract and retain team members. Team members are exposed to numerous technologies being deployed by our clients which serves as a recruitment tool. We attract talent from numerous sources including higher learning institutions, colleges, and industry.

     Training and Career Development. We believe that our continuous focus on training and career development helps us to retain our team members. Team members participate in on-going educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. Manufacturers of telecommunications equipment also sponsor training programs covering the installation and maintenance of their equipment, which our team members regularly attend. We also provide opportunities for promotion and mobility within our integrated service organization that we believe helps retain our team members.

     We believe our corporate culture and organizational structure creates a cooperative, entrepreneurial atmosphere and shared vision. We are dedicated to maintaining an innovative, creative and empowering corporate culture that provides our team members with personal and professional growth opportunities.

Other

     We are organized as a Florida corporation. Our predecessor company was formed in 1969, and we have operated as "MasTec" since 1994.


                               EXECUTIVE OFFICERS


     The following is a list of the names and ages of all of our executive officers, indicating all positions and offices they hold with us. Our executive officers hold office for one year or until their successors are elected by our Board of Directors.

Name                   Age             Position

Joel-Tomas Citron       38  President and Chief Executive Officer
Austin J. Shanfelter    43  Executive Vice President and Chief Operating Officer
Carmen M. Sabater       36  Executive Vice President and Chief Financial Officer
Jose Sariego            46  Senior Vice President and General Counsel
Arlene Vargas           34  Vice President and Controller

     Joel-Tomas Citron has been our Chief Executive Officer since October 1999 and our President since May 1999. He has been a member of our Board of Directors since January 1998. Mr. Citron was the managing partner of Triscope Capital LLC, a private investment partnership, from January to December 1998 and Chairman of the Board of Directors of the United States subsidiary of Proventus AB, a privately held investment company based in Stockholm, Sweden, from January 1992 to December 1997 (Proventus AB was publicly traded on the Stockholm Exchange until 1995). Mr. Citron is also a member of the Board of Directors of Neff Corporation; Oxigene Inc.; Proflowers.com, an e-commerce company; Telergy, Inc., a facilities-based provider of integrated communications services and high bandwidth fiber optic capacity in the East Coast; and past Chairman of the Board of Directors of American Information Systems, Inc. (now owned by Exodus Communications, Inc.), a provider of Internet and Internet systems solutions.

     Austin J. Shanfelter has been Chief Operating Officer since March 2000 and Executive Vice President since February 2001. Prior to being named Chief Operating Officer, he served as President of our Broadband Services group from January 1997. Mr. Shanfelter has been in the datacom infrastructure industry since 1981. Mr. Shanfelter has been a member of the Board of Directors of the Power and Communications Contractors Association (PCCA), an industry trade group, since 1993. He is also the Chairman of the Cable Television Contractors Council of the PCCA. Mr. Shanfelter is also a member of the Society of Cable Television Engineers since 1982 and the National Cable Television Association since 1991.

     Carmen M. Sabater has been Chief Financial Officer since May 1999 and Executive Vice President since February 2001. From 1994 until May 1999, Ms. Sabater was our Controller. Prior to joining us, Ms. Sabater was a Senior Manager with Deloitte & Touche, a public accounting firm.

     Jose Sariego has been our Senior Vice President and General Counsel since September 1995. Prior to joining us, Mr. Sariego was Senior Corporate Counsel and Secretary of Telemundo Group, Inc., a Spanish language television network, from August 1994 to August 1995. From January 1990 to August 1994, Mr. Sariego was a partner in the Miami office of Kelley Drye & Warren, an international law firm.

     Arlene Vargas has been our Vice President and Controller since September 1998. Prior to joining us, Ms. Vargas was a Senior Manager from July 1997 to September 1998 and a Manager from July 1994 to July 1997 with PricewaterhouseCoopers LLP, a public accounting firm.


                                   PROPERTIES

     Our corporate headquarters are located in a 60,000 square foot building owned by us in Miami, Florida. Our principal operations are conducted from approximately 200 service facilities, none of which we believe is material to our operations because most of our services are performed in the clients' premises or on public rights of way. In addition, we believe that equally suitable alternative locations are available in all areas where we currently conduct business.

     We also own a substantial amount of equipment, which at December 31, 2000 had a gross book value of $269.0 million. This equipment includes vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes and testing equipment and software. We obtain our equipment from various third-party vendors, none of which we depend upon, and have not experienced any difficulties in obtaining desired equipment.

                                LEGAL PROCEEDINGS

     We have filed lawsuits in Florida state court against a subsidiary of Artcom Technologies, Inc., a holding company for a Spanish infrastructure provider that we formerly owned, to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims against Artcom affiliates totalling approximately $4.0 million. Artcom has responded by suing us in federal court in Florida to recover approximately $6.0 million (subject to trebling) it alleges we received as a result of certain allegedly unauthorized transactions by two former employees of Artcom that occurred after we sold the company.

     In January 2001, we filed suit in Florida state court against Broward County, Florida, to recover approximately $5.0 million for work performed to construct a detention facility for the Broward Sheriff's Office ("BSO"). The BSO has filed a separate lawsuit in response to our lawsuit claiming $13.0 million in damages for alleged delays in constructing the facility.

     In November 1997, we filed a suit against Miami-Dade County in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to us under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the county. The county has counterclaimed against us seeking unspecified damages.

     We are a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.



               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     Market Information. Our common stock currently is listed on the New York Stock Exchange under the symbol "MTZ." The following table sets forth, for the quarters indicated, the high and low sale prices of the common stock, as reported by the New York Stock Exchange.


                                  Year Ended December 31,
                       -------------------------------------------
                                 1999                   2000
                           High       Low         High       Low
                       ---------------------     -----------------
  First Quarter         $  20.00    $ 13.46      $ 57.52   $ 27.81
  Second Quarter        $  19.54    $ 14.25      $ 58.96   $ 32.63
  Third Quarter         $  24.19    $ 17.94      $ 43.19   $ 27.31
  Fourth Quarter        $  29.27    $ 19.31      $ 34.16   $ 19.25

     Holders. As of December 31, 2000, there were 4,527 shareholders of record of the common stock.

     Dividends. We have not declared cash dividends since our inception and we do not anticipate paying any cash dividends in the foreseeable future, but intend instead to retain any future earnings for reinvestment in our business. On February 28, 1997 and June 19, 2000 we effected three-for-two splits of our outstanding shares of common stock by paying each of our shareholders a stock dividend of one share of common stock for every two shares of common stock held by the shareholder on the record date for each split. We paid cash in lieu of fractional shares resulting from the stock splits based on the last sale price as reported on the New York Stock Exchange on the record date. All references in this Annual Report to shares of common stock or share prices have been adjusted to give retroactive effect to the stock splits.

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

                             SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data, which are derived from our audited consolidated financial statements. The operating data for 1996, 1997 and 1998 includes the results of our Spanish operations, 87% of which we sold effective December 31, 1998. You should read the following selected financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                       Year Ended December 31,
                                                ----------------------------------------------------------------------
                                                   1996(1)      1997(1)(2)      1998(1)        1999          2000
                                                ------------- -------------- ------------- ------------- -------------
                                                           (dollars in thousands, except per share amounts)
   Statement of Operations Data:
   Revenue:
      North America                              $   284,645   $  377,046    $   669,628   $  1,003,802  $  1,274,985
      Brazil                                               -       74,900        141,954         55,220        55,311
      Spain                                          188,155      207,493        237,340              -             -
                                                 ------------- ------------- ------------- ------------- -------------
         Total revenue                               472,800      659,439      1,048,922      1,059,022     1,330,296
   Costs of revenue (1)                              352,329      495,840        803,112        803,799     1,017,878
   Depreciation                                        9,471       17,222         32,288         46,447        52,413
   Amortization                                        2,529        6,633         11,025          9,701        11,042
   General and administrative expenses (1)            58,529       82,261        140,472         91,898        98,521
   Interest expense                                   11,434       11,541         29,580         26,673        18,283
   Interest income                                     3,246        1,783          9,093          9,398         4,973
   Other income (expense), net (1)(3)(4)(5)(6)           769        8,332        (38,920)       (10,092)      (25,756)
                                                 ------------- ------------- ------------- ------------- -------------
   Income before provision for income taxes,          42,523       56,057          2,618         79,810       111,376
     equity in earnings (losses) of unconsolidated
     companies and minority interest
   Provision for income taxes(1)                      15,591       20,944         12,550         33,266        45,877
   Equity in earnings (losses) of unconsolidated       3,133         (449)        (3,983)        (1,818)         (352)
     companies and minority interest
                                                 ============= ============= ============= ============= =============
   Net income (loss)                             $    30,065   $   34,664    $   (13,915)  $     44,726  $     65,147
                                                 ============= ============= ============= ============= =============
   Basic weighted average common shares               37,055       39,690          41,234        41,714        46,390
     outstanding(7)
   Basic earnings (loss) per share               $      0.81   $     0.87    $     (0.34)  $       1.07  $       1.40
   Diluted weighted average common shares             37,692       40,529          41,234        42,624        48,374
     outstanding(7)
   Diluted earnings (loss) per share             $      0.80   $     0.86    $     (0.34)  $       1.05  $       1.35

                                                                       December 31,
                                            -------------------------------------------------------------------
Balance Sheet Data(1):                           1996         1997         1998         1999         2000
                                            -------------------------------------------------------------------
                                                                      (in thousands)
Working capital                             $   151,780   $   124,088  $   197,587  $   169,619  $   233,903
Property and equipment, net                      59,602        86,109      137,382      153,527      159,673
Total assets                                    483,018       630,224      732,221      728,409      964,879
Total debt                                      155,192       149,057      321,832      279,658      211,845
Total shareholders' equity                      103,504       223,697      204,273      256,833      500,328

(1) Includes the results of operations of our Spanish subsidiary from May 1, 1996, 87% of which we sold effective December 31, 1998. Included in 1998 are severance charges relating to our Spanish operations of $13.4 million, of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses, and a loss of $9.2 million related to the sale of our Spanish subsidiary. Our effective tax rate for the year ended December 31, 1998 was mainly affected by a tax liability of approximately $7.8 million resulting from the sale of 87% of our Spanish subsidiary, the non-deductibility of the amortization of intangibles and the non-deductibility of other expenses. Because of the sale, the balance sheet data as of December 31, 1998 does not include the financial position of our Spanish operations.
(2) Our Brazilian operations began August 1, 1997. Information for the year ended December 31, 1997 includes the results of operations of our Brazilian operations from August 1, 1997.

(3) Included in 1998 a non-recurring charge for payments to operational management of $33.8 million.
(4) Included in 1997 results of operations is a gain of $7.1 million from the partial sale of our interest in an Ecuadorian cellular company.
(5) Included in 1999 is a write-down of $10.2 million related to international assets held for sale.
(6) Included in 2000 is a write-down and other charges of $35.9 related primarily to non-core assets, offset by a gain on sale of $9.6 million.
(7) Amounts have been adjusted to reflect the three-for-two stock splits effected on February 28, 1997 and June 19, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading end-to-end voice, video, data and energy network infrastructure solution for a broad range of communications, broadband, energy and other corporate clients. We have a diverse client base representing all the major segments of the industries we serve. Our broad suite of services allows our clients to connect with their customers. We design, build, install, maintain and monitor internal and external networks, transmission facilities and data storage centers supporting e-commerce and other communications, computing and energy systems. We are a national services provider, operating from 200 service locations throughout the United States and Canada. We also operate in Brazil through a 51% owned joint venture.

     We believe we are one of the few national, multi-disciplinary infrastructure providers capable of providing a comprehensive solution to our clients' bandwidth infrastructure needs from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently adapt to meet client demands.

     Our revenue has increased significantly in the past five years through both acquisitions and internal growth. We intend to continue to emphasize internal growth, although we also intend to grow through selected acquisitions following a disciplined model to take advantage of consolidation opportunities in the fragmented infrastructure services industry in the United States. We regularly evaluate potential acquisition opportunities, but we are not currently engaged in any negotiations to make any material acquisitions. However, current economic conditions may impact our ability to grow at historical levels.

     For the year ended December 31, 2000, our top 10 clients combined account for approximately 44% of our domestic revenue.


         We report our operations in four segments:

         -   Datacom network services,
         -   Energy network services,
         -   International, and
         -   Other

         Datacom network services includes services to:

         -   Telecommunication companies,     -   Departments of Transportation,
         -   Equipment vendors,               -   Cable TV operators,
         -   Corporations,                    -   Broadband providers,
         -   Wireless providers,

     to meet their datacom network needs. Energy network services includes services to public and private energy companies that are substantially similar to datacom services. International operations currently consist of services rendered in Brazil where we operate a 51% joint venture which we consolidate net of a 49% minority interest after tax.

     Our primary types of contracts with our clients include:

         -   design and installation contracts for specific projects,

         - master service agreements for all specified design, installation and maintenance services within a defined geographic territory, and

         -   turnkey   agreements  for  comprehensive   design,   engineering,
             installation, procurement and maintenance services.

     The majority of our contracts, whether master service agreements or contracts for specific projects, provide that we will furnish a specified unit of service for a specified unit of price. We recognize revenue as the related work is performed. Turnkey agreements are invoiced on a unit basis. A portion of our work is performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. We also recognize revenue for monitoring services and for project management services ratably over the term of the agreement. Clients are billed with varying frequency-weekly, monthly or upon milestones.

     We perform the majority of our services under master service agreements, which typically are exclusive service agreements to provide all of the client's network requirements up to a specified dollar amount per job within defined geographic areas. These contracts are generally for two to three years but are typically subject to termination at any time upon 90 to 180 days prior notice. Each master service agreement contemplates hundreds of individual projects generally valued at less than $100,000 each. These master service agreements are typically awarded on a competitive bid basis, although clients are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Master service agreements are invoiced on a unit basis as work is completed. We currently have 88 master service agreements across all segments. Revenue from multi-year master service agreements represent approximately 50% of our annual domestic revenue.

     Direct costs include:

     -   operations payroll and benefits,         -   fuel,
     -   subcontractor costs,                     -   equipment rental, and
     -   materials not provided by our clients,   -   insurance.

     Our clients generally supply materials such as cable, conduit and telephone equipment, although on some turnkey projects, we supply these materials.

     General and administrative costs include all costs of our management personnel, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance administration, professional costs and clerical and administrative overhead.

     Many of our contracts require performance and payment bonds. Contracts often include payment provisions under which 5% to 10% is withheld from payment until the contract work has been completed. We typically agree to indemnify our clients against adverse claims and warrant the quality of our services for specified time periods, usually one year.

Results of Operations

     The following tables state for the periods indicated our consolidated operations in dollar and percentage of revenue terms for 1999 and 2000 and our combined results for Brazil and North America for 1998 (dollars in thousands):

                                                                         Year Ended December 31,
                                                                 1998(1)           1999              2000
                                                            ---------------  ----------------  ----------------
Revenue                                                     $    811,582     $   1,059,022     $   1,330,296
Costs of revenue                                                 619,388           803,799         1,017,878
Depreciation                                                      29,608            46,447            52,413
Amortization                                                      11,025             9,701            11,042
General and administrative expenses                               89,402            91,898            98,521
Interest expense, net of interest income                          15,265            17,275            13,310
Other expense, net                                                32,582            10,092            25,756
                                                            ---------------  ----------------  ----------------
Income before provision for income taxes, equity in               14,312            79,810           111,376
    earnings of unconsolidated companies and minority
    interest
Provision for income taxes                                         4,563            33,266            45,877
Equity in earnings of unconsolidated companies                       615                 -                 -
Minority interest                                                 (5,402)           (1,818)             (352)
                                                            ===============  ===============  =================

Net income                                                  $      4,962     $      44,726      $     65,147
                                                            ===============  ================  ================

                                                                         Year Ended December 31,
                                                               1998 (1)             1999             2000
                                                            ---------------  ----------------  ----------------

Revenue                                                           100.0%            100.0%             100.0%
Costs of revenue                                                   76.3              75.9               76.5
Depreciation                                                        3.6               4.4                4.0
Amortization                                                        1.4               0.9                0.8
General and administrative expenses                                11.0               8.7                7.4
Interest expense, net of interest income                            1.9               1.6                1.0
Other expense, net                                                  4.0               1.0                1.9
                                                            ---------------  ----------------  ----------------
Income before provision for income taxes, equity in                 1.8               7.5                8.4
    earnings of unconsolidated companies and minority
    interest
Provision for income taxes                                          0.5               3.1                3.4
Equity in earnings of unconsolidated companies                        -                 -                  -
Minority interest                                                  (0.7)             (0.2)              (0.1)
                                                            ===============  ================  ================

Net income                                                          0.6%              4.2%               4.9%
                                                            ===============  ================  ================

(1) Adjusted to exclude our Spanish operations which were sold effective December 31, 1998.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following table states revenue and change in revenue by operating segments, in dollar and percentage terms (dollars in thousands):

                                                                                      Change
                                            1999             2000                $               %
                                        --------------   --------------    --------------   -------------
Datacom network services                $    849,201     $  1,132,599      $   283,398            33.4
Energy network services                      153,179          142,386          (10,793)           (7.1)
International                                 55,220           55,311               91             0.2
Other                                          1,422                -           (1,422)         (100.0)
                                        --------------   --------------    --------------
                                        $  1,059,022     $  1,330,296      $   271,274
                                        ==============   ==============    ==============

     Our revenue was $1.3 billion for the year ended December 31, 2000, compared to $1.1 billion for the same period in 1999, representing an increase of $271.3 million or 25.6%, primarily from organic growth. The fastest growing operating segment is our datacom network services segment primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our clients. We also are experiencing growth in services provided at central office facilities resulting from regulatory co-location requirements to open these facilities to new competitors. Revenue generated by our energy network services segment decreased because we did not pursue certain less profitable work in an effort to improve margins in the future.

     Our costs of revenue were $1.0 billion or 76.5% of revenue for the year ended December 31, 2000, compared to $803.8 million or 75.9% of revenue for the same period in 1999. In 2000, margins were impacted by adverse weather.

     Depreciation was $52.4 million or 4.0% of revenue for the year ended December 31, 2000, compared to $46.4 million or 4.4% of revenue for the same period in 1999. The decline in depreciation as a percentage of revenue in 2000 was due to our ability to more efficiently utilize our equipment.

     Amortization was $11.0 million or 0.8% of revenue for the year ended December 31, 2000, compared to $9.7 million or 0.9% of revenue for the same period in 1999. Amortization of goodwill net of tax was $7.8 million in 2000 and $7.3 million in 1999.

     General and administrative expenses were $98.5 million or 7.4% of revenue for the year ended December 31, 2000, compared to $91.9 million or 8.7% of revenue for the same period in 1999. The decline in general and administrative expenses as a percentage of revenue in 2000 was due primarily to our ability to support higher revenue with a comparatively lower administrative base.

     Interest expense, net of interest income, was $13.3 million or 1.0% of revenue for the year ended December 31, 2000, compared to $17.3 million or 1.6% of revenue for the same period in 1999. The decrease in net interest expense of $4.0 million was due primarily to the repayment of debt under our revolving credit facility with a portion of the $126.0 million in net proceeds from our offering of 3.75 million shares in February 2000.

     Other expense in 2000 included primarily write-downs of $35.9 million of international non-core assets, offset by a gain of $9.6 million on the sale of our PCS system in Latin America. Reflected in other expense, net for the year ended December 31, 1999, are charges related to non-core assets of approximately $13.8 million due to disposal or write-down to net realizable value. We also reserved $1.0 million for a 1994 lawsuit from a predecessor company following a $1.1 million judgment awarded in October 1999. Offsetting these amounts was a fee of $4.8 million collected from a telecommunications client related to extensions to the maturity date of a client financing arrangement.

     For the year ended December 31, 2000, our effective tax rate was approximately 40.5% for North American operations and 33% for Brazilian operations, compared to 41.5% and 33% in 1999 for North American and Brazilian operations, respectively.

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The following table states revenue and change in revenue by operating segments, in dollar and percentage terms (dollars in thousands):

                                                                             Change
                                        1998            1999              $             %
                                   -------------   --------------   -------------   ----------
Datacom network services           $   545,485     $    849,201     $   303,716        55.7
Energy network services                120,218          153,179          32,961        27.4
International                          141,954           55,220         (86,734)      (61.1)
Other                                    3,925            1,422          (2,503)      (63.8)
                                   -------------   --------------   -------------
                                   $   811,582     $  1,059,022     $   247,440
                                   =============   ==============   =============

     Our revenue was $1.06 billion for the year ended December 31, 1999, compared to $811.6 million for the same period in 1998, representing an increase of $247.4 million or 30.5%. The fastest growing operating segment is our datacom network services segment primarily due to the increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our clients. We experienced growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. Our energy network services segment grew primarily through two acquisitions made in March and April of 1998. Brazilian revenue decreased primarily due to the devaluation of the Brazilian real and to a reduction in work performed. Revenue in local currency was R$96.0 million real during the year ended December 31, 1999, compared to R$160.4 million real for the same period in 1998, representing a decrease of 40.1%.

     Our costs of revenue were $803.8 million or 75.9% of revenue for the year ended December 31, 1999, compared to $619.4 million or 76.3% of revenue for the same period in 1998. In 1999, margins in our Brazilian operations improved as a result of amounts paid by a client for costs incurred during prior periods for which no revenue had been recorded due to the uncertainty of its collection. North American margins were impacted by increased revenue derived from the sale of materials on turnkey projects, which carry a lower mark-up. Additionally, our energy network services segment experienced reduced productivity by unusually poor weather conditions in the mid-Atlantic states during the third quarter of 1999. Adverse weather conditions impacted productivity during the first quarter of 1998.

     Depreciation was $46.4 million or 4.4% of revenue for the year ended December 31, 1999, compared to $29.6 million or 3.6% of revenue for the same period in 1998. The increased depreciation expense as a percent of revenue resulted from our investment in our fleet to support current and projected revenue growth.

     Amortization was $9.7 million or 0.9% of revenue for the year ended December 31, 1999, compared to $11.0 million or 1.4% of revenue for the same period in 1998.

     General and administrative expenses were $91.9 million or 8.7% of revenue for the year ended December 31, 1999, compared to $89.4 million or 11.0% of revenue for the same period in 1998. The decline in general and administrative expenses as a percent of revenue for the year ended December 31, 1999 was due primarily to our ability to support higher revenue with a comparatively lower administrative base.

     Interest expense, net of interest income, was $17.3 million or 1.6% of revenue for the year ended December 31, 1999, compared to $15.3 million or 1.9% of revenue for the same period in 1998. The increase in net interest expense of $2.0 million was due primarily to increased indebtedness to support additional growth.

     Reflected in other expense, net for the year ended December 31, 1999, are charges related to non-core assets of approximately $13.8 million. We also reserved $1.0 million for a 1994 lawsuit from a predecessor company following a $1.1 million judgment awarded in October 1999. Offsetting these amounts was a fee of $4.8 million collected from a telecommunications client related to extensions to the maturity date of a vendor financing arrangement. Other expense in 1998 includes predominantly a $33.8 million charge related to signing bonuses and extended non-competition payments made under agreements with operating management that could not be attributed to future services.

     For the year ended December 31, 1999, our effective tax rate was approximately 41.5% for North American operations and 33% for Brazilian operations, compared to 40% and 33% in 1998 for North American and Brazilian operations, respectively.

Spain

     The following table states the results of operations of our Spanish operations for the year ended December 31, 1998, in dollar and percentage of revenue terms (dollars in thousands):


                                                                   Year Ended December 31,
                                                                           1998
                                                                 ----------------------------
Revenue                                                          $   237,340        100.0%
Costs of revenue (1)                                                 183,724         77.4
Depreciation                                                           2,680          1.1
General and administrative expenses (1)                               51,070         21.5
Interest expense, net of interest income                               5,222          2.2
Other expense, net                                                     6,338          2.7
Loss before provision for income taxes, equity in earnings of        (11,694)        (4.9)
    unconsolidated companies and minority interest
Provision from income taxes                                            7,987          3.2
Equity in earnings of unconsolidated companies                         1,291          0.1
Minority interest                                                       (487)           -
                                                                 --------------    ----------

Net loss                                                         $   (18,877)        (8.0)%
                                                                 ==============    ==========

(1) Includes a total of $13.4 million of severance charges of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses.

Financial Condition, Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit.

     Net cash used in operating activities was $11.9 million for the year ended December 31, 2000, compared to cash provided by operations of $120.1 million for the same period in 1999 and cash used of $13.9 million in 1998. Net cash used in operating activities in 2000 was due principally to increased working capital needs as a result of growth in revenue and changes in client mix. Cash provided by operations in 1999 included collections of $81.4 million from prior periods from a client to which we were providing vendor financing. From time to time, in exchange for one or more of long-term exclusive infrastructure services agreements, interest, financing and other fees, and warrants or other equity interests in the client, we may grant payment terms typically for six to eighteen months to our clients. At December 31, 2000, we had $31.5 million under these arrangements.

     We have a credit facility that provides for borrowings up to an aggregate of $100.0 million. Amounts outstanding under the credit facility mature on June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% annually on the facility, depending upon certain financial covenants. The credit facility contains customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense.

     We also have $200 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually.

     During 2000, we invested $52.6 million primarily in our fleet to support revenue growth. We collected $54.1 million in net proceeds related to assets sold, primarily from the sale of our PCS system in Latin America and our Spanish operations. We also invested $55.3 million in acquisitions and investments and contingent consideration from prior acquisitions during the year. We have reflected in other current liabilities contingent consideration of $35.0 million that we expect will be paid during 2001.

Seasonality

     Our North America operations have historically been seasonally slower in the first quarter of the year. During the last two years, we have generally experienced sequential increases in revenue following the first quarter of every year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our U.S. clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in local currency from our Brazilian operations is not expected to fluctuate seasonally.

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase labor costs for us in the future. Our Brazilian operations may, at times in the future, be exposed to high inflation or currency devaluations.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 1 and 5 of Notes to Consolidated Financial Statements for disclosures about market risk.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                            Page

Report of Independent Certified Public Accountants.........................   20

Consolidated Statements of Operations for the Three Years Ended
     December 31, 2000.....................................................   21

Consolidated Balance Sheets as of December 31, 1999 and 2000...............   22

Consolidated Statement of Changes in Shareholders' Equity for the Three Years
     Ended December 31, 2000...............................................   23

Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 2000.....................................................   24

Notes to Consolidated Financial Statements.................................   26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To  the Board of Directors and Shareholders of MasTec, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of MasTec, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Miami, Florida

January 30, 2001

                                  MASTEC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                                       Year Ended December 31,
                                                              1998 (1)          1999            2000
                                                         ---------------  ---------------  --------------

Revenue                                                  $  1,048,922     $  1,059,022     $  1,330,296
Costs of revenue                                              803,112          803,799        1,017,878
Depreciation                                                   32,288           46,447           52,413
Amortization                                                   11,025            9,701           11,042
General and administrative expenses                           140,472           91,898           98,521
Interest expense                                               29,580           26,673           18,283
Interest income                                                 9,093            9,398            4,973
Other expense, net                                             38,920           10,092           25,756
                                                         ---------------  ---------------  --------------
Income before provision for income taxes, equity in             2,618           79,810          111,376
    earnings of unconsolidated companies and minority
    interest
Provision for income taxes                                     12,550           33,266           45,877
Equity in earnings of unconsolidated companies                  1,906                -                -
Minority interest                                              (5,889)          (1,818)            (352)
                                                         ===============  ===============  ==============

Net (loss) income                                        $    (13,915)    $     44,726     $     65,147
                                                         ===============  ===============  ==============

Basic weighted average common shares outstanding               41,234           41,714           46,390
Basic (loss) earnings per share                          $      (0.34)    $       1.07     $       1.40

Diluted weighted average common shares outstanding             41,234           42,624           48,374
Diluted (loss) earnings per share                        $      (0.34)    $       1.05     $       1.35


(1) Includes the results of our Spanish operations which were sold effective December 31, 1998.







     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                   December 31
                                                                       ----------------------------------
                                                                             1999               2000
                                                                       ----------------   ---------------
                                Assets
Current assets:
    Cash and cash equivalents....................................      $    27,635         $   18,457
    Accounts receivable, unbilled revenue and retainage, net.....          251,576            386,480
    Inventories..................................................           14,264             19,643
    Other current assets.........................................           34,634             29,184
                                                                       ----------------    --------------
        Total current assets.....................................          328,109            453,764

Property and equipment, net......................................          153,527            159,673
Intangibles, net.................................................          151,555            262,398
Other assets.....................................................           95,218             89,044
                                                                       ================    ==============
        Total assets.............................................      $   728,409         $  964,879
                                                                       ================    ==============

                 Liabilities and Shareholders' Equity
Current liabilities:
    Current maturities of debt...................................      $    12,200         $    5,685
    Accounts payable and accrued expenses........................           74,408             85,797
    Other current liabilities....................................           71,882            128,379
                                                                       ----------------    --------------
        Total current liabilities................................          158,490            219,861
                                                                       ----------------    --------------

Other liabilities................................................           45,628             38,530
                                                                       ----------------    --------------

Long-term debt...................................................          267,458            206,160
                                                                       ----------------    --------------

Commitments and contingencies (Note 11)

Shareholders' equity:
    Common stock.................................................            4,235              4,770
    Capital surplus..............................................          167,387            346,099
    Retained earnings............................................          101,203            166,350
    Foreign currency translation adjustments.....................          (15,992)           (16,891)
                                                                       ----------------    --------------
        Total shareholders' equity...............................          256,833            500,328
                                                                       ================    ==============
        Total liabilities and shareholders' equity...............      $   728,409         $  964,879
                                                                       ================    ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                         Common Stock                               Foreign              Accumulated
                                      -------------------                          Currency                 Other
                                      Shares     Amount     Capital   Retained    Translation   Total    Comprehensive
                                                            Surplus    Earnings   Adjustments               Income
                                    ---------- ---------- ----------- ---------- ---------- ----------- ------------
Balance December 31, 1997              41,370  $   4,137  $ 152,634   $  70,392  $  (3,466) $ 223,697   $   66,926
Net loss...........................                                     (13,915)              (13,915)     (13,915)
Foreign currency translation                                                          (955)      (955)        (955)
   adjustment......................
Stock issued, primarily for               704         70      8,698                             8,768            -
   acquisitions and stock options
   exercised.......................
Tax benefit resulting from stock                                403                               403            -
   option plan.....................
Repurchase of common stock.........    (1,001)      (100)   (13,625)                          (13,725)           -
                                    ---------- ---------- ----------- ---------- ---------- ----------- ------------
Balance December 31, 1998              41,073      4,107    148,110      56,477     (4,421)   204,273       52,056
Net income.........................                                      44,726                44,726       44,726
Foreign currency translation                                                       (11,571)   (11,571)     (11,571)
   adjustment......................
Stock issued, primarily for             1,277        128     17,344                            17,472            -
   acquisitions and stock options
   exercised.......................
Tax benefit resulting from stock                              1,933                             1,933            -
   option plan.....................
                                    ---------- ---------- ----------- ---------- ---------- ----------- ------------
Balance December 31, 1999..........    42,350  $   4,235  $ 167,387   $ 101,203  $ (15,992) $ 256,833   $    85,211
Net income.........................                                      65,147                65,147        65,147
Foreign currency translation                                                          (899)      (899)         (899)
   adjustment......................
Stock issued, primarily due to          5,352        535    173,804                           174,339
   offering and acquisitions.......
Tax benefit resulting from stock                              4,908                             4,908
   option plan.....................
                                    ========== ========== =========== ========== ========== =========== ============
Balance December 31, 2000..........    47,702  $   4,770  $ 346,099   $ 166,350  $ (16,891) $ 500,328   $   149,459
                                    ================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended December 31,
                                                          -----------------------------------------------
                                                                1998            1999            2000
                                                          ---------------  --------------  --------------
    Net (loss) income.................................     $   (13,915)     $    44,726     $    65,147
    Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
       Depreciation and amortization..................          43,313           56,148          63,455
       Minority interest..............................           5,889            1,818             352
       Equity in earnings of unconsolidated companies.          (1,906)               -               -
       Deferred tax expense (benefit).................           6,974           (1,961)            727
       Loss on sale or write-down of assets...........           8,918            9,798          22,574
       Changes in assets  and  liabilities  net of
          effect of  acquisitions  and divestitures:
          Accounts receivable, unbilled revenue and
              retainage, net..........................         (34,942)           5,707        (109,470)
          Inventories and other current assets........         (16,759)             564         (13,313)
          Other assets................................         (27,341)          (1,946)        (47,699)
          Accounts payable and accrued expenses.......          (2,017)          (2,858)         (1,433)
          Other current liabilities...................          13,385            5,653          13,159
          Other liabilities...........................           4,548            2,486          (5,370)
                                                           ---------------  --------------  --------------

Net cash (used in) provided by operating activities...         (13,853)         120,135         (11,871)
                                                           ---------------  --------------  --------------

Cash flows from investing activities:
    Capital expenditures..............................         (76,445)         (69,507)        (52,638)
    Cash paid for acquisitions and contingent
    consideration, net of cash acquired...............         (75,745)         (18,706)        (55,303)
    Investments in unconsolidated companies and
    distribution to joint venture partner.............         (13,384)         (25,528)         (4,900)
    (Advances) repayment of notes receivable, net.....         (18,667)          15,667           1,100
    Net proceeds from sale of assets..................           5,600           27,791          54,065
                                                           ---------------  --------------- --------------

Net cash used in investing activities.................        (178,641)         (70,283)        (57,676)
                                                           ---------------  --------------- --------------

Cash flows from financing activities:
    Proceeds (repayments) from revolving credit.......           5,032          (45,384)        (71,538)
    facilities, net...................................
    Proceeds from senior notes........................         199,724                -               -
    Other borrowings..................................          35,106                -               -
    Debt repayments...................................         (17,946)               -               -
    Proceeds from issuance of common stock............           3,779            6,593         133,695
    Stock repurchased.................................         (13,725)               -               -
    Financing costs...................................          (4,993)               -               -
                                                           ---------------  ---------------  -------------

Net cash provided by (used in) financing activities...         206,977          (38,791)         62,157
                                                           ---------------  ---------------  -------------

Net increase (decrease) in cash and cash equivalents..          14,483           11,061          (7,390)
Net effect of translation on cash.....................            (682)          (3,290)         (1,788)
Cash and cash equivalents--beginning of period........           6,063           19,864          27,635
                                                           ===============  ===============  =============
Cash and cash equivalents--end of period..............     $    19,864       $   27,635       $  18,457
                                                           ===============  ===============  =============
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest..........................................     $    21,795       $   25,510       $  18,042
                                                           ===============  ===============  =============

    Income taxes......................................     $     6,593       $    9,726       $  44,618
                                                           ===============  ===============  =============

                                                                     (continued)

     The accompanying notes are an integral part of these consolidated financial statements.

                                  MASTEC, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)


     In 1998, we disposed of our Spanish operations. The book value of the net assets totaled $65.6 million and was comprised primarily of $137.3 million of accounts receivable, $17.3 million of property and equipment, other assets and inventories of $43.3 million and cash of $2.2 million, offset by $134.5 million of assumed liabilities. We retained a 13% interest valued at $4.1 million resulting in $61.5 million in net assets sold at $52.3 million resulting in a loss of $9.2 million. The terms of the sale included $25.0 million in the form of debt assumed by the buyers and we financed $27.3 million which was substantially collected in 1999.

     In 1998, we issued approximately 0.16 million shares of common stock primarily as payment for contingent consideration related to 1997 acquisitions. In addition, we issued approximately 0.1 million shares as bonuses to certain employees and fees to directors. In 1998, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $36.2 million and was comprised primarily of $35.2 million of accounts receivable, $27.2 million of property and equipment, $8.0 million of other assets and $5.0 million in cash, offset by $39.2 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $55.3 million and was allocated to goodwill.

     In 1999, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $3.75 million and was comprised primarily of $7.0 million of accounts receivable, $2.4 million of property and equipment, $0.68 million of other assets and $0.27 million in cash, offset by $6.6 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7.4 million and was allocated to goodwill. The total purchase price of $11.2 million was primarily paid in cash. We also issued 0.53 million shares of common stock with a value of $11.3 million related to the payment of contingent consideration from earlier acquisitions. Of the $11.3 million, $2.3 million was recorded as a reduction of other current liabilities and $9.0 million as additional goodwill. Additionally, $7.8 million of contingent consideration was paid in cash and was recorded as goodwill.

     In 2000, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired excluding goodwill totaled $16.2 million and was comprised primarily of $26.9 million of accounts receivable, $9.4 million of property and equipment, $1.1 million of other assets and $5.8 million in cash, offset by $27.0 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $73.4 million and was allocated to goodwill. The total purchase price of $89.6 million was paid by issuing $36.5 million of common stock (0.6 million shares) and notes and $53.1 million in cash. We also issued 207,171 shares of common stock with a value of $15.8 million related to the payment of contingent consideration from earlier acquisitions. Of the $15.8 million, $0.2 million was recorded as a reduction of other current liabilities and $15.6 million as additional goodwill. Additionally, $8.0 million of contingent consideration was paid in cash and was recorded as goodwill.




     The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Nature of the Business and Summary of Significant Accounting Policies

     We are a leading end-to-end voice, video, data and energy network infrastructure solution for a broad range of communications, broadband, energy and other corporate clients. We have a diverse client base representing all the major segments of the industries we serve. Our broad suite of services allows our clients to connect with their customers. We design, build, install, maintain and monitor internal and external networks, transmission facilities and data storage centers supporting e-commerce and other communications, computing and energy systems. We are a national services provider, operating from 200 service locations throughout the United States and Canada. We also operate in Brazil through a 51% owned joint venture.

     Revenue generated by North American operations, as a percentage of total revenue, was 63.8%, 94.8% and 95.8% in 1998, 1999 and 2000, respectively. For the years ended December 31, 1998, 1999 and 2000, revenue expressed as a percentage of North American revenue generated by datacom network services was 81.5%, 84.6% and 88.8%, respectively, and by energy network services was 18.0%, 15.3% and 11.2%, respectively. See Note 10. For 1999 and 2000, international operations consisted primarily of our operations in Brazil. In 1998, international operations included our Spanish operations. Effective December 31, 1998, we sold 87% of our Spanish operations.

     A  summary  of  the  significant   accounting   policies  followed  in  the
preparation of the accompanying consolidated financial statements is presented below:

     Management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to our allowance for doubtful accounts, accrued insurance and the realization of certain intangibles. Actual results could differ from those estimates.

     Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries including our 51% interest in our Brazilian operations. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Comprehensive income (loss). As reflected in the consolidated statement of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

     Foreign currency. We operate in Brazil, which is subject to greater political, monetary, economic and regulatory risks than our domestic operations. During January 1999, the Brazilian government allowed its currency to trade freely against other currencies resulting in an immediate devaluation of the Brazilian real. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders' equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

     Revenue recognition. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the services are rendered. Revenue generated by certain long-term construction contracts are accounted for by the percentage of completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. Monitoring service and support revenue is recognized ratably over the term of the agreement. We also provide management, coordination, consulting and administration services for network infrastructure projects. Compensation for such services is recognized ratably over the term of the service agreement.

Note 1 - Nature of the Business and Summary of Significant Accounting Policies (cont'd)

     Losses, if any, on contracts are provided for in full when they become known. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms.

     Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting of approximately 910,000 and 1,984,000 at December 31, 1999 and 2000, respectively. Included in the diluted earnings per share computation are approximately 167,000 shares for the year ended December 31, 2000, to be issued in connection with an acquisition of a datacom network service provider. Potentially dilutive shares as of December 31, 1998 totaling 504,000 shares were not included in the diluted per share calculation because their effect would be anti-dilutive as we incurred a loss that year. Accordingly, for 1998, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalent. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. At December 31, 1999 and 2000, we had cash and cash equivalent denominated in Brazilian reals that translate to approximately $20.5 million and $6.0 million, respectively.

     Inventories. Inventories (consisting principally of materials and supplies) are carried at the lower of first-in, first-out cost or market.

     Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income.

     Intangibles and other long lived assets. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period ranging from 5 to 40 years, with a weighted average amortization period of 33 years. At December 31, 1999 and 2000, we had recorded intangibles primarily consisting of goodwill of $151.6 million and $262.4 million, respectively (net of accumulated amortization of $24.5 million in 1999 and $35.5 million in 2000). For the year ended December 31, 1999 and 2000, we had goodwill deductible for tax purposes of $5.8 million and $6.8 million, respectively. As of December 31, 2000, we reflected in other current liabilities $35.0 million of contingent consideration expected to be paid during the first six months of 2001.

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

Note 1 - Nature of the Business and Summary of Significant Accounting Policies (cont'd)

     Accrued insurance. We maintain insurance policies subject to deductibles of $250,000 per occurrence for certain property and casualty and worker's compensation claims and, accordingly, accrue the estimated losses. For the year ended December 31, 2000, we have an aggregate stop loss coverage of $16.1 million adjusted for certain exposures.

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

     Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. Long-term debt is carried at face value less unamortized discount. The fair value of our 7.75% senior subordinated notes was approximately $188.0 million at December 31, 2000. We use letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

     New   pronouncements.   In  December  1999,  the  Securities  and  Exchange
Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is applicable beginning with our fourth quarter 2000 consolidated financial statements. The application of SAB 101 did not have a material impact on our financial results. In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," was issued and defers the adoption date to the beginning of an entity's fiscal year-end beginning after June 15, 2000. We do not believe that the adoption of this statement will have a material impact on our financial position or results of operations.

Note 1 - Nature of the Business and Summary of Significant Accounting Policies (cont'd)

     Stock split. On June 19, 2000, we effected a three-for-two split of our common stock in the form of a stock dividend to shareholders of record as of May 29, 2000. To reflect the split, common stock was increased and capital surplus was decreased by $1.6 million. All references in the consolidated financial statements to shares and related prices, weighted average number of shares, per share amounts and stock plan data have been adjusted to reflect the stock split on a retroactive basis.

     Warranty costs. For certain contracts, we warrant labor for new installations and construction and servicing of existing infrastructure. An accrual for warranty costs is recorded based upon the historical level of warranty claims and management's estimate of future costs.

Note 2 - Investing Activities

     Since 1999, we have completed 16 acquisitions, all in our datacom network services group. These acquisitions have been accounted for under the purchase method of  accounting.  Accordingly,  the  results  of  operations  of  acquired companies have been included in our consolidated results of operations from their respective acquisition dates. If the acquisitions had been made at the beginning of 1999 or 2000, pro forma results of operations would not have differed materially from actual results based on historical performance prior to their acquisition by us. The most significant adjustments to the balance sheet resulting from these acquisitions are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows. Common stock issued in acquisitions is valued based upon the market price of the common stock around the date of purchase or the date the purchase price is determined. Acquisition agreements may include provisions for contingent payments, depending on future performance. As future performance goals are met, goodwill is adjusted for the amount of such payments.

     From time to time we may invest in our clients or receive securities to purchase shares in our clients for nominal prices. As of December 31, 2000, we had recorded approximately $13.0 million related to such investments.

Note 3 - Accounts Receivable

     Accounts receivable are presented net of an allowance for doubtful accounts of $7.3 million, $9.7 million, and $11.0 million at December 31, 1998, 1999 and 2000, respectively. We recorded a provision for doubtful accounts of $4.5 million, $4.7 million and $6.6 million during 1998, 1999 and 2000, respectively. In addition, we recorded write-offs of $0.3 million, $2.3 million and $5.3 million during 1998, 1999 and 2000, respectively.

     Accounts receivable includes retainage which has been billed but is not due until completion of performance and acceptance by clients, and claims for additional work performed outside original contract terms. Retainage aggregated $16.5 million and $24.6 million at December 31, 1999 and 2000, respectively. Retainage is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

     Included in accounts receivable is unbilled revenue of $69.6 million and $98.8 million at December 31, 1999 and 2000, respectively. Such unbilled amounts represent work performed but not billable to clients as per individual contract terms, of which $18.6 million and $23.2 million at December 31, 1999 and 2000, respectively, are related to our Brazilian operations. Unbilled revenue is typically billed within one to two months.

     From time to time, in exchange for one or more of long-term exclusive infrastructure services agreements, interest, financing and other fees, and warrants or other equity interests in the client, we may grant payment terms typically for six to eighteen months to our clients.At December 31, 2000, we had $31.5 million under these arrangements.

Note 4 - Property and Equipment

     Property and equipment is comprised of the following as of December 31, 1999 and 2000 (in thousands):

                                                                                 Estimated
                                                                                Useful Lives
                                                1999                 2000        (In Years)
                                          ----------------     -----------------
Land                                      $       6,905        $       6,892
Buildings and improvements                       11,852               12,624        5 -30
Machinery and equipment                         223,378              268,969        3 -10
Office furniture and equipment                   13,760               18,734        3 - 5
                                          ----------------     -----------------
                                                255,895              307,219
Less-accumulated depreciation                  (102,368)            (147,546)
                                          ================     =================
                                          $     153,527        $     159,673
                                          ================     =================

Note 5 - Debt

     Debt is comprised of the following at December 31, 1999 and 2000 (in thousands):

                                                                                     1999                 2000
                                                                                ---------------      ---------------
Revolving credit facility at LIBOR plus 1.25% for 1999 and 1.0% for 2000        $    64,000          $     7,000
    (6.98% at December 31, 1999 and 7.64% at December 31, 2000)
Other bank facilities at LIBOR plus 1.50% (7.32% at December 31, 1999 and             7,707                  517
    8.06% at December 31, 2000)
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in               3,920                6,161
    installments through the year 2004
Notes payable for acquisitions, at interest rates from 7.0% to 8.0% due in            4,254                2,362
    installments through February 2001
7.75% senior subordinated notes due February 2008                                   199,777              195,805
                                                                                ---------------      ---------------
Total debt                                                                          279,658              211,845
Less current maturities                                                             (12,200)              (5,685)
                                                                                ===============      ===============
Long-term debt                                                                  $   267,458          $   206,160
                                                                                ===============      ===============

     We have a credit facility that provides for borrowings up to an aggregate of $100 million. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We are required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants. As of December 31, 2000, we had outstanding $8.4 million in standby letters of credit.

     The credit facility and the senior subordinated notes contain customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain certain financial ratio coverages, requiring, among other things minimum ratios at the end of each fiscal quarter of debt to earnings and earnings to interest expense.

     At December 31, 2000, debt matures as follows:

                2001 .................................   $      5,684
                2002 .................................         10,068
                2003 .................................            188
                2004..................................            100
                Thereafter  (due 2008) ...............        195,805
                                                         =============
                                                         $    211,845
                                                         =============

Note 6 - Lease Commitments

     We have operating lease agreements for our premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense for the years ended December 31, 1999 and 2000 was approximately $14.8 million and $14.4 million, respectively.

     Minimum future lease commitments under non-cancelable operating leases in effect at December 31, 2000 were as follows:

              2001....................................   $     15,928
              2002....................................         11,819
              2003....................................          9,586
              2004....................................          6,915
              2005....................................          2,700
              Thereafter..............................          1,234
                                                         --------------
                  Total minimum lease payments........   $     48,182

                                                         ==============

Note 7 -  Retirement and Stock Option Plans

     We have a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. We match in stock 50% of the employee contributions up to 4% of their gross salary and may make discretionary contributions in amounts determined by the Board of Directors. Prior to January 1, 2000, our match was 25% of the employee contributions up to 4% of their gross salary. Our matching contributions charged to earnings were approximately $186,000, $547,000 and $2,077,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     Under these plans there were a total of 1,937,943, 1,030,055 and 2,028,798 options available for grant at December 31, 1998, 1999 and 2000, respectively. We also have a non-qualified stock purchase plan under which eligible employees may purchase common stock through payroll deductions or in a lump sum at a 15% discount from fair market value. In addition, there are 292,100 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $2.56 to $17.67 with terms up to 10 years.

     The following is a summary of all stock option transactions:

                                                                                             Weighted Average
                                                  Stock             Weighted Average           Fair Value of
                                                 Options             Exercise Price           Options Granted
                                           --------------------   ----------------------    --------------------
Outstanding December 31, 1997                     2,411,138       $       11.37
Granted                                           1,851,373               12.78             $        8.86
Exercised                                          (152,985)               7.59
Canceled                                           (165,870)              12.98
                                           --------------------   ----------------------
Outstanding December 31, 1998                     3,943,656               12.21
Granted                                           2,774,933               21.77             $       10.69
Exercised                                          (610,604)              10.81
Canceled                                           (252,045)              14.84
                                           --------------------   ----------------------
Outstanding December 31, 1999                     5,855,940               16.81
Granted                                             711,820               32.28             $       20.39
Exercised                                          (584,794)              10.98
Canceled                                           (151,604)              20.44
                                           ====================   ======================
Outstanding December 31, 2000                     5,831,362       $       19.07
                                           ====================   ======================

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        Stock Options Outstanding                             Options Exercisable
                      ------------------------------------------------------------  ---------------------------------------
                                               Weighted
 Range of Exercise     Number of Stock         Average           Weighted Average    Number of Stock     Weighted Average
       Prices              Options            Remaining              Exercise            Options             Exercise
                                           Contractual Life           Price                                   Price
--------------------  ------------------  --------------------  ------------------  ------------------  -------------------
$  2.56  -    3.53              53,550             3.19          $       2.71                53,550      $         2.71
   4.78   -   5.94             214,891             4.85                  5.20               187,891                5.26
   9.75  -   14.56           2,082,025             6.79                 13.21             1,768,574               13.09
  14.98  -   19.84           1,898,779             8.58                 19.24               798,519               19.36
  20.79  -   30.41           1,194,740             6.62                 26.91               173,704               25.98
  31.35  -   45.08             387,377             5.71                 35.45                     -                   -
                       ==================  ====================  ==================  ==================  ===================

$  2.56  -   45.08           5,831,362             7.16          $      19.07             2,982,238      $        14.86
                       ==================  ====================  ==================  ==================  ===================

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employees' stock options. Pursuant to APB No. 25, no compensation cost has been recognized.

     We have reflected below the 1998, 1999 and 2000 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock- Based Compensation." The fair value of each option grant was estimated using the BlackScholes option-pricing model with the following assumptions used for grants in 1998, 1999 and 2000, respectively: a six, five and five year expected life; volatility factors of 72%, 41% and 60%; risk-free interest rates of 4.3%, 5.9% and 5.75%; and no dividend payments.

                                                     1998                 1999                 2000
                                               -----------------    -----------------    -----------------
        Net (loss) income (in thousands):
        As reported                            $    (13,915)        $     44,726         $     65,147
                                               =================    =================    =================
        Pro forma                              $    (28,472)        $     32,980         $     41,707
                                               =================    =================    =================
        Basic (loss) earnings per share:
        As reported                            $      (0.34)        $       1.07         $       1.40
        Pro forma                              $      (0.69)        $       0.79         $       0.90
        Diluted (loss) earnings per share:
        As reported                            $      (0.34)        $       1.05         $       1.35
        Pro forma                              $      (0.69)        $       0.77         $       0.86

Note 8  -  Income Taxes

     The provision (benefit) for income taxes consists of the following (in thousands):


                                                1998           1999            2000
                                           --------------  --------------  -------------
        Current:
          Federal                          $    (3,876)    $    32,069     $    36,669
          Foreign                                1,376             214             354
          State and local                          536           3,770           7,873
                                           --------------  --------------  -------------
                                                (1,964)         36,053          44,896
                                           --------------  --------------  -------------
        Deferred:
          Federal                                9,193          (5,889)            727
          Foreign                                5,430           1,740               -
          State and local                         (109)          1,362             254
                                           --------------  --------------  -------------
                                                14,514          (2,787)            981
                                           --------------  --------------  -------------
        Provision for income taxes         $    12,550     $    33,266     $    45,877
                                           ==============  ==============  =============

     The tax effects of significant items comprising our net deferred tax liability as of December 31, 1999 and 2000 are as follows (in thousands):

                                                                  1999           2000
                                                             -------------   ------------
      Deferred tax assets:
          Non-compete                                        $     6,462     $   6,661
          Bad debts                                                4,279         4,400
          Accrued self insurance                                   5,468         6,526
          Operating loss and tax credit carry forward              1,960           766
          All other                                                1,562         4,087
                                                             -------------   ------------
      Total deferred tax assets                                   19,731        22,440
                                                             -------------   ------------

      Deferred tax liabilities:
          Installment sale                                         3,902             -
          Accounts receivable retainage                            5,665        12,092
          Property and equipment                                  15,709        12,755
          Asset re-evaluations                                     4,637         1,968
          All other                                                2,969         4,664
                                                             -------------   ------------
      Total deferred tax liabilities                              32,882        31,479
                                                             -------------   ------------
      Net deferred tax liability                             $   (13,151)    $  (9,039)
                                                             =============   ============

     The net deferred tax liability includes deferred items resulting from acquisitions made during the period which are not reflected as part of the deferred tax provision. Certain of the acquired entities were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective shareholders.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                   1998            1999          2000
                                              -----------     -----------    ------------
       U.S. statutory federal rate
          applied to pretax income                 35%              35%           35%
       State and local income taxes                10                4             5
       Effect of non-U.S. tax rates               (23)               -             -
       Amortization of intangibles                 58                2             1
       Gain on sale of Spanish operations         329                -             -
       Non-deductible expenses                     37                2             1
       Other                                       33               (1)           (1)
                                              ===========     ===========    ============
       Provision for income taxes                 479%              42%           41%
                                              ===========     ===========    ============

     During 1998, we sold 87% of our Spanish operations which resulted in a tax liability of $7.8 million.

     The Internal Revenue Service ("IRS") examined our federal income tax returns for the years ended December 31, 1995 and 1996. The IRS has agreed not to audit the year ended December 31, 1997. Assessments made for the years 1995 through 1997 are presently being negotiated at the appellate level. We believe we have legal defenses to reduce the proposed deficiency, although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial statements.

Note 9  -  Capital Stock

     We have authorized 100,000,000 shares of common stock, $0.10 par value. At December 31, 1999 and 2000, approximately 42,350,000 shares and 47,702,000 shares, respectively, of common stock were issued and outstanding. At December 31, 1999 and 2000, we had 5,000,000 shares of authorized but unissued preferred stock.

Note 10 - Operations by Geographic Areas and Segments

     For the year ended December 31, 2000, approximately 7% of our revenue was derived from services performed for BellSouth. For the year ended December 31, 1999, approximately 12.0% of our revenue was derived from services performed for BellSouth.

     Our operations consist of four segments: datacom network services, energy network services, international and other.

     Datacom Network Services. We design, build, install, maintain and monitor the physical facilities used to provide end-to-end telecommunications service from the provider's central office, switching center or cable television head-end to the ultimate consumer's home or business. We provide these services both externally on public or private rights-of-ways or in our clients' premises.

     Energy Network Services. We provide external network and infrastructure services to public and private utilities. These services consist of overhead and underground installation and maintenance of electrical and other utilities' transmission and distribution networks, substation construction and maintenance, right-of-way maintenance and restoration of asphalt and concrete surfaces. These services are substantially similar to the services we provide to our telecommunications clients, but the work often involves the installation and splicing of high-voltage transmission and distribution lines.

     International. We operate in Brazil through a 51% joint venture which we consolidate net of a 49% minority interest after tax. Our Brazilian operations provide datacom infrastructure services to a diverse group of telecommunication companies primarily in the heavily populated states of southern Brazil.

     The following table sets forth,  for each of 1998,  1999 and 2000,  certain
information   about  segment  results  of  operations  and  segment  assets  (in thousands).

                                   Datacom          Energy      International     Other (2)     Consolidated
                                   Network         Network           (1)
          1998                     Services        Services
---------------------------------------------------------------------------------------------------------------

Revenue                         $     545,485   $   120,218     $    379,294    $      3,925   $   1,048,922
Depreciation                           22,822         8,460                -           1,006          32,288
Amortization                            3,396         1,634            5,995               -          11,025
Income (loss) before provision
   for income taxes, equity in         55,563        10,910            6,372         (70,227)          2,618
   unconsolidated companies and
   minority interest
Capital expenditures                   44,307        25,872            5,003           1,263          76,445
Total assets                          361,137        87,181          186,023          97,880         732,221


                                   Datacom          Energy      International     Other (2)     Consolidated
                                   Network         Network           (1)
          1999                     Services        Services
---------------------------------------------------------------------------------------------------------------

Revenue                         $     849,201   $   153,179     $     55,220    $      1,422   $   1,059,022
Depreciation                           33,126        11,758                -           1,563          46,447
Amortization                            4,883           802            4,016               -           9,701
Income (loss) before provision
   for income taxes and               112,817        12,069            3,296         (48,372)         79,810
   minority interest
Capital expenditures                   59,601         8,845               86             975          69,507
Total assets                          457,745        84,472          142,672          43,520         728,409


                                   Datacom          Energy      International     Other (2)     Consolidated
                                   Network         Network           (1)
          2000                     Services        Services
---------------------------------------------------------------------------------------------------------------

Revenue                         $   1,132,599   $   142,386     $     55,311    $          -   $   1,330,296
Depreciation                           42,187         8,651                -           1,575          52,413
Amortization                            6,699           808            3,535               -          11,042
Income (loss) before provision
   for income taxes and               158,604        11,459              805         (59,492)        111,376
   minority interest
Capital expenditures                   48,631         3,138              869               -          52,638
Total assets                          741,512        76,485           67,129          79,753         964,879


(1) Revenue, amortization and capital expenditures relate solely to our Brazilian operations for 1999 and 2000, and include Spanish and Brazilian operations for 1998. International income before provision for income taxes and minority interest for the year ended December 31, 2000, primarily relates to the sale of our PCS system net of a charge for the write-off of two Latin American operations and write-down of non-core assets. For the other periods, income was related solely to our Brazilian operations in 1999 and included our Brazilian and Spanish operations in 1998. Total assets includes $118.2 million, $89.7 million and $50.8 million as of December 31, 1998, 1999 and 2000, respectively, related to our Brazilian operations, and the remainder relates to our interest in international non-core assets.
(2) Consists of non-core construction and corporate operations, which includes interest expense net of interest income of $18.0 million, $20.1 million and $14.3 million for the years ended December 31, 1998, 1999 and 2000, respectively. Additionally, charges of $34.0 million in 1998, $10.2 million in 1999, and $26.3 million in 2000 are also reflected.

     There are no significant transfers between geographic areas and segments. Total assets are those assets used in our operations in each segment. Corporate assets include cash and cash equivalents, non-core assets held for sale and notes receivable.

Note 11 - Commitments and Contingencies

     We have filed lawsuits in Florida state court against a subsidiary of Artcom Technologies, Inc., a holding company for a Spanish infrastructure provider that we formerly owned, to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims against Artcom affiliates totalling approximately $4.0 million. Artcom has responded by suing us in federal court in Florida to recover approximately $6.0 million (subject to trebling) it alleges we received as a result of certain allegedly unauthorized transactions by two former employees of Artcom that occurred after we sold the company.

     In January 2001, we filed suit in Florida state court against Broward County, Florida, to recover approximately $5.0 million for work performed to construct a detention facility for the Broward Sheriff's Office ("BSO"). The BSO has filed a separate lawsuit in response to our lawsuit claiming $13.0 million in damages for alleged delays in constructing the facility.

     In November 1997, we filed a suit against Miami-Dade County in Florida state court alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to us under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department ("MWSD"), a department of the county. The county has counterclaimed against us seeking unspecified damages.

     We are a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.

     In connection with certain contracts, we have signed certain agreements of indemnity in the aggregate amount of approximately $500.0 million, of which approximately $338.5 million relate to the uncompleted portion of contracts in process as of December 31, 2000. These agreements are to secure the fulfillment of obligations and performance of the related contracts.

     Our operations in Brazil are subject to the risks of political, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. We cannot predict whether any of such factors will occur in the future or the extent to which such factors would have a material adverse effect on our Brazilian operations.

Note 12 - Other Expense, net

     For the year ended December 31, 1999 other expense, net consists of a $33.8 million charge related to up-front payments pursuant to employment and non-competition agreements entered into with managers at two of our datacom units. The up-front payments were paid to resolve issues arising from the original price paid for the acquisition of their businesses and were not attributed to future services nor contemplated, included or required under the original terms of the related acquisition agreements. In addition, other expense, net also included a loss of $9.2 million on the sale of our Spanish operations offset by other income of approximately $4.1 million primarily related to our Spanish operations.

     For the year ended December 31, 1999, other expense, net primarily includes a write-down, based on the results of an analysis performed by management on the carrying value of certain of our international non-core assets, of $10.2 million, a $3.6 million loss on the sale of a non-core business and parcels of non-core real estate, $1 million litigation reserve for a 1994 lawsuit from a predecessor company offset by other income of $4.8 million from a customer related to extensions to the maturity date of a vendor financing agreement.

         For the year ended December 31, 2000 other expense, net is comprised primarily of a $28.9 million write-down of certain non-core international assets resulting from management's review of the carrying value of such assets, $7.0 million for severance and litigation accruals offset by a $9.6 million gain on the sale of our PCS system in Latin America.


Note 13 - Quarterly Information (Unaudited)

         The following table presents unaudited quarterly operating results for the two years ended December 31, 2000. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1999 and 2000.

                                                1999                                             2000
                                            Quarter Ended                                    Quarter Ended
                           -----------------------------------------------  ------------------------------------------------
                              Mar 31      Jun 30      Sep 30      Dec 31       Mar 31      Jun 30      Sep 30       Dec 31
                           ----------- -----------  ----------  ----------  -----------  ----------  ----------  -----------
                                                        (in thousands, except per share data)
Revenue                    $206,796    $ 238,688    $ 301,092   $ 312,446   $272,694     $297,697    $ 382,279   $ 377,626
Net income                 $  4,352    $  12,177    $  17,146   $  11,051   $ 11,477     $ 21,342    $  25,088   $   7,239
Basic earnings per share   $   0.11    $    0.29    $    0.41   $    0.26   $   0.26     $   0.46    $    0.53   $    0.15
Diluted earnings per share $   0.10    $    0.29    $    0.40   $    0.25   $   0.25     $   0.44    $    0.51   $    0.15

     In the fourth quarter of 1999, we recorded a $6.0 million write-down of our non-core assets net of tax or $0.14 per share.

     In the second quarter of 2000, we recorded a net gain of $2.5 million from the sale and write-down of a non-core asset net of tax or $0.05 per share.

     In the third quarter of 2000, we recorded a severance charge of $1.0 million net of tax or $0.02 per share.

     In the fourth quarter of 2000, we recorded a $17.3 million charge primarily to write-down certain non-core international assets net of tax or $0.35 per share.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is included in this Annual Report under the caption "Executive Officers." Information regarding our directors and nominees for directors will be contained in our proxy statement relating to the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2001 (the "Proxy Statement"), and is incorporated in this Annual Report by reference.


                             EXECUTIVE COMPENSATION

     Information regarding compensation of our executive officers will be contained in the Proxy Statement and is incorporated in this Annual Report by reference, except the Compensation Committee Report contained in the Proxy Statement, which is not incorporated in this Annual Report by reference.


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

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial  Statements - The financial statements and the report of our
          Certified Public Accountants are listed on page 21 through 39.

     2. Financial Statements Schedules - The financial statement schedule information required by Item 14(a)(2) is included as part of "Note 3 - Accounts Receivable" of the Notes to Consolidated Financial Statements.

     3.   Exhibits including those incorporated by reference:


Exhibit
  No. *                                      Description
---------                               ---------------------

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

4.1 7.75% Senior Subordinated Notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to our Registration Statement on Form S-4 (file No. 333-46361) and incorporated by reference herein.

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

Exhibit
  No. *                                      Description
---------                               ---------------------

10.10 1994 Stock Option Plan for Non-employee Directors filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein.

10.11  Sixth Amendment and Extension Agreement to Revolving Credit Agreement.

10.12  2000 CEO Incentive Compensation Plan.

21.1   Subsidiaries of MasTec.

23.1   Consent of Independent Certified Public Accountants.

--------------------------------

* Exhibits filed with the Securities and Exchange Commission. The registrant agrees to provide these exhibits supplementally upon request.

(b)      Reports on Form 8-K:

         None.

                                 Exhibit 10.11

                          SIXTH AMENDMENT TO REVOLVING
                                CREDIT AGREEMENT

     THIS SIXTH AMENDMENT TO REVOLVING CREDIT AGREEMENT (this "Sixth Amendment") is made and entered into as of the 11th day of August, 1999, by and among MASTEC, INC., a Florida corporation (the "Parent"), its Subsidiaries (other than Excluded Subsidiaries and members of the MasTec International Group) listed on
Schedule 1 to the Credit Agreement defined below (together with the Parent, collectively the "Borrowers"), BANKBOSTON, N.A. ("BKB"), BANK AUSTRIA CREDITANSTALT CORPORATE FINANCE, INC., FIRST UNION NATIONAL BANK, SCOTIABANC INC., COMERICA BANK, GENERAL ELECTRIC CAPITAL CORPORATION and LASALLE BANK NATIONAL ASSOCIATION (f/k/a LaSalle National Bank) (collectively, the "Banks") and BANKBOSTON, N.A. as agent (the "Agent") for the Banks.

     WHEREAS, the Borrowers, the Banks and the Agent entered into a Revolving Credit Agreement dated as of June 9, 1997, as amended by a First Amendment to Revolving Credit Agreement dated as of January 28, 1998, as further amended by a Second Amendment to Revolving Credit Agreement dated as of July 31, 1998, and as further amended by a Third Amendment to Revolving Credit Agreement dated as of September 11, 1998, as further amended by a Fourth Amendment to Revolving Credit Agreement dated as of September 25, 1998, as further amended by a Fifth Amendment to Revolving Credit Agreement dated as of December 29, 1998 (as the same may be further amended and in effect from time to time the "Credit Agreement"), pursuant to which the Banks extended credit to the Borrowers on the terms set forth therein;

     WHEREAS,   the  Parent  has  requested  certain  revisions  to  the  Credit
Agreement, including an extension of the Maturity Date, and the parties desire to amend the Credit Agreement on the terms set forth herein;

     NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree to amend the Credit Agreement as follows:

     1. Definitions. Capitalized terms used herein without definition shall have the meanings assigned to such terms in the Credit Agreement.

     2. Amendment of ss.1 of the Loan Agreement. Section 1 of the Credit Agreement is hereby amended by deleting the definition of "Maturity Date" in its entirety and replacing it with the following new definition, inserted in proper alphabetical order:

          "Maturity Date. June 9, 2001; as the same may be extended pursuant to ss.2.8, but which date shall in no event be later than June 9, 2002."

     3. Amendment to ss.7.5 of the Credit Agreement. Section 7.5 of the Credit Agreement is hereby amended by deleting the figure "$100,000" therein and substituting in place thereof the figure "$10,000,000".

     4. Amendment Fee. Each Bank which executed and delivered its signature pages by 5:00 p.m. Boston time on August 11, 1999 by facsimile (to be followed by originals) shall receive from the Parent an amendment fee equal to 0.10% of such Bank's Commitment payable to such Bank for its own account.

     5. Effectiveness. This Sixth Amendment shall become effective as of the date hereof, subject to the satisfaction of each of the following conditions:

          (a) receipt by the Agent of this Sixth Amendment duly and properly authorized, executed and delivered by the respective parties hereto;

          (b) receipt by the Agent of the Joinder Agreement and Affirmation No. 3 (the "Third Joinder") executed by M.E. Hunter & Associates, Inc., Martin Telephone Contractors, Inc., Barkers CATV Construction, Inc., Fiber and Cable Works, Inc., MasTec New York, Inc., Queens Network Cable Corp., MasTec Real Estate Holdings, Inc., Stackhouse Real Estate Holdings, Inc., MasTec of Texas, Inc. and Phasecom America, Inc., duly and properly authorized, executed and delivered by the respective parties thereto;

          (c) the Borrowers shall have delivered to the Agent certified copies of corporate resolutions of each of the Borrowers satisfactory to the Agent authorizing this Sixth Amendment and the Third Joinder, and all related documents;

          (d) payment of all fees due to (i) each Bank hereunder, and (ii) Bingham Dana LLP; and

          (e) the Parent shall have delivered to the Agent copies of all outstanding documentation from prior amendments and joinders.

     6. Representations and Warranties. Each of the Borrowers represents and warrants as follows:

          (a) The execution, delivery and performance of each of this Sixth Amendment and the transactions contemplated hereby are within the corporate power and authority of such Borrower and have been or will be authorized by proper corporate proceedings, and do not (a) require any consent or approval of the stockholders of such Borrower, (b) contravene any provision of the charter documents or by-laws of such Borrower or any law, rule or regulation applicable to such Borrower, or (c) contravene any provision of, or constitute an event of default or event which, but for the requirement that time elapse or notice be given, or both, would constitute an event of default under, any other material agreement, instrument or undertaking binding on such Borrower.

          (b) This Sixth Amendment and the Credit Agreement, as amended as of the date hereof, and all of the terms and provisions hereof and thereof are the legal, valid and binding obligations of such Borrower enforceable in accordance with their respective terms except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally, and except as the remedy of specific performance or of injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

          (c) The execution, delivery and performance of this Sixth Amendment and the transactions contemplated hereby do not require any approval or consent of, or filing or registration with, any governmental or other agency or authority, or any other party.

          (d) The representations and warranties contained in ss.5 of the Credit Agreement are true and correct in all material respects as of the date hereof as though made on and as of the date hereof.

          (e) After giving effect to this Sixth Amendment, no Default or Event of Default under the Credit Agreement has occurred and is continuing.

     7. Ratification, etc. Except as expressly amended hereby, the Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect. This Sixth Amendment and the Credit Agreement shall hereafter be read and construed together as a single document, and all references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended by this Sixth Amendment.

     8. GOVERNING LAW. THIS SIXTH AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS AND SHALL TAKE EFFECT AS A SEALED INSTRUMENT IN ACCORDANCE WITH SUCH LAWS.

     9. Counterparts. This Sixth Amendment may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts taken together shall be deemed to constitute one and the same instrument.

     IN WITNESS WHEREOF, each of the undersigned have duly executed this Sixth Amendment under seal as of the date first set forth above.

                     The Borrowers:

                     MASTEC, INC.



                     By:___________________________________
                        Name:  Arlene Vargas
                        Title: Vice President & Controller

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



                     By:___________________________________
                        Name:  Arlene Vargas
                        Title: Vice President & Controller

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

                     COMERICA BANK



                     By:___________________________________
                        Name:
                        Title:

                     GENERAL ELECTRIC CAPITAL CORPORATION



                     By:___________________________________
                        Name:
                        Title:

                     BANKBOSTON, N.A.,
                     individually and as Agent



                     By:___________________________________
                        Name:
                        Title:

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


                     GENERAL ELECTRIC CAPITAL CORPORATION



                     By:___________________________________
                        Name:
                        Title:

                     FLEET NATIONAL BANK (f/k/a
                     BankBoston, N.A.), individually and as Agent



                     By:___________________________________
                        Name:
                        Title:

                                  Exhibit 10.12


                                  MASTEC, INC.


            2000 Chief Executive Officer Incentive Compensation Plan

     The 2000 Chief Executive Officer Incentive Compensation Plan provides an Incentive Award for MasTec, Inc.'s Chief Executive Officer based upon performance during the Performance Period (as defined below). Performance is evaluated using the criteria of earnings before interest and taxes (EBIT), as defined under generally accepted accounting principles consistently applied on a consolidated basis by MasTec. To be eligible for an Incentive Award, MasTec must meet at least a minimum EBIT and ROA, as described below.

Performance Period

     The Performance Period under this Plan begins January 1, 2000 and ends December 31, 2000.

Incentive Award

     The Chief Executive Officer's 2000 Incentive Award will be calculated based on budgeted EBIT for 2000 from North American operations only ("Budgeted EBIT"). The Chief Executive Officer will not be entitled to an Incentive Award unless EBIT from North American operations is at least 97% of Budgeted EBIT ("Minimum EBIT"). If the Minimum EBIT is achieved in 2000, the Chief Executive Officer will be entitled to the following bonus:

     o If EBIT is equal to or more than the Minimum EBIT but less than 103% of Budgeted EBIT, the Chief Executive Officer will be entitled to an Incentive Award equal to 0.75% of actual EBIT from North American operations for 2000.

     o If EBIT is equal to 103% of Budgeted EBIT or more but less than 112% of Budgeted EBIT, the Chief Executive Officer will be entitled to an Incentive Award equal to 1.00% of actual EBIT from North American operations for 2000.

     o If EBIT is equal to 112% of Budgeted EBIT or more, the Chief Executive Officer will be entitled to an Incentive Award equal to 1.25% of actual EBIT from North American operations for 2000.

     After the close of the Performance Period, the Compensation Committee will determine whether the performance goals have been met based on MasTec's results for the year. If the performance goals have been met, the Chief Executive Officer becomes eligible for Incentive Awards as specified in the Plan. The final Incentive Award must be approved by the Compensation Committee of MasTec's Board of Directors. The Compensation Committee reserves the right to make adjustments in Incentive Awards based on extenuating circumstances.

Payment of Awards

     Approved Incentive Awards will be paid no later than March 31, 2001. Incentive Awards will be paid in cash, MasTec common stock, options to purchase MasTec common stock, or any combination of cash, stock or options, as determined by the Compensation Committee, except that not less than 50% of the Incentive Award will be paid in cash. The common stock portion of an Incentive Award may be restricted from sale or other transfer for such period of time as the Compensation Committee may determine, not to exceed one (1) year from the date of award.

     All stock options awarded as part of an Incentive Award will be options to purchase MasTec common stock at an exercise price equal to the fair market value of the common stock on a date or dates to be determined by the Compensation Committee, will have a term of not less than seven (7) years, and will vest in accordance with a vesting schedule to be determined by the Compensation Committee, not to exceed three (3) years from the date of grant. All common stock and stock options awarded under the Plan will be issued pursuant to the MasTec 1994 Stock Incentive Plan or the 1999 Non-Qualified Employee Stock Option Plan, as in effect on the date of award. Nothing in this Plan will prevent MasTec from amending the Stock Incentive Plan or the Non-Qualified Stock Option Plan in its sole discretion.

Employment Termination

     If the Chief Executive Officer's employment with the Company or any of its affiliates terminates prior to December 31, 2000 for "Cause," the Chief Executive Officer will lose all rights and benefits under the Plan and will not be entitled to any Incentive Award, any restricted stock granted under the Plan will be forfeited as of the effective date of termination of employment, and any unvested stock options granted under the Plan will terminate as of the effective date of the termination of employment. If the employment of the Chief Executive Officer with the Company or any of its affiliates terminates prior to December 31, 2000 for any other reason (including termination without "Cause," death or Disability, as defined in the Plan), then the Chief Executive Officer will not be entitled to an Incentive Award under this Plan but will receive the bonus described in the Chief Executive Officer's employment agreement with the Company. In addition, if the Chief Executive Officer's employment is terminated without Cause, any restricted common stock portion of an Incentive Award will be free of any restriction and the vesting of any outstanding stock options granted under this Plan will be accelerated to the effective date of termination and may be exercised by the Chief Executive Officer for the full term of the options.

     "Cause" for purposes of the Plan means (i) the Chief Executive Officer being convicted of any felony (whether or not against the Company or its affiliates), (ii) willful malfeasance in the performance of the Chief Executive Officer's responsibilities after ten (10) days' written notice to the Chief
Executive Officer and an opportunity to cure; (iii) any material act of dishonesty by the Chief Executive Officer against the Company or any of its affiliates, (v) a material violation by the Chief Executive Officer of any of the policies or rules of the Company or any of its affiliates or (vi) the voluntary resignation of the Chief Executive Officer from employment with the Company or any of its affiliates. The determination that Cause has occurred must be made by unanimous vote of all the members of the Board of Directors of the Company after forty five (45) days' prior written notice to the Chief Executive Officer and an opportunity to appear before the Board and contest the determination of Cause.

     "Disability" means the inability to perform the material duties of the Chief Executive Officer.

Change in Control

     In the event of a Change in Control of the Company, the employment of the Chief Executive Officer will be deemed terminated without "Cause" for purposes of the Plan. A "Change in Control of the Company" means the occurrence of any of the following events:

     (a) any consolidation or merger of MasTec in which MasTec is not the continuing or surviving corporation or pursuant to which shares of Common Stock are to be converted into cash, securities or other property, provided that the consolidation or merger is not with a corporation which was a wholly-owned subsidiary of MasTec immediately before the consolidation or merger; or

     (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of MasTec; or

     (c) the shareholders of MasTec approve any plan or proposal for the liquidation or dissolution of MasTec; or

     (d) any "person," including a "group" as determined in accordance with Sections 13(d) and 14(d) of the Exchange Act, becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of 33% or more of the combined voting power of MasTec's then outstanding Common Stock, provided that such person, immediately before it becomes such 33% beneficial owner, is not (i) a wholly-owned subsidiary of MasTec, (ii) an individual, or a spouse or a child of such individual, that on January 1, 2000, owned greater than 20% of the combined voting power of such Common Stock, or (iii) a trust, foundation or other entity controlled by an individual or individuals described in the preceding subsection; or

     (e) individuals who constitute the Board on January 1, 2000 (the "Incumbent Board"), cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 2000, whose election, or nomination for election by MasTec's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of MasTec in which such person is named as a nominee for director, without objection to such nomination) will be, for purposes of this clause, considered as though such Person were a member of the Incumbent Board.

     Notwithstanding the foregoing, Incumbent Directors may, by a two-thirds vote of such Directors, declare a given transaction will not constitute a Change in Control for purposes of the Plan.

Award Non-Transferability

     No Incentive Award under the Plan, and no rights or interests herein, are assignable or transferable by a Chief Executive Officer except by will or the laws of descent and distribution, subject to the other provisions of the Plan. During the lifetime of a Chief Executive Officer, Incentive Awards will be paid only to the Chief Executive Officer or his or her legal representative.

Administration

     The Compensation Committee will administer the Plan. The Compensation Committee is authorized to construe and interpret the Plan, to promulgate, amend or rescind rules and regulations relating to the implementation of the Plan and to make all other determinations necessary or advisable for the administration of the Plan. The Compensation Committee may designate persons other than members of the Compensation Committee to carry out its responsibilities under such conditions and limitations as it may prescribe. Any determination, decision or action of the Compensation Committee in connection with the construction, interpretation, administration, or application of the Plan will be final, conclusive and binding upon all Chief Executive Officers.

Amendment and Termination

     The MasTec Board of Directors, in its sole discretion, may at any time terminate the Plan, or from time to time may amend it in such respects as it deems appropriate.

Tax Withholding

     Subject to Section 83 of the Internal Revenue Code, the Company will deduct from any Incentive Award any federal, state or local taxes of any kind required by law to be withheld with respect to such payments or to take such other action as may be necessary in the opinion of the Company to satisfy all obligations of the payment of such taxes.

Plan Funding

     The Plan will be unfunded and the Company will not be required to segregate any assets that may at any time be represented by Incentive Awards under the Plan. Any liability of the Company to any person with respect to any Incentive Award under the Plan will be based solely upon any contractual obligations that may be effected pursuant to the Plan. No such obligation of the Company will be secured by any pledge of, or other encumbrance on, any property of the Company.

Other Company Benefit and Compensation Programs

     Payments and other benefits received by the Chief Executive Officer pursuant to the Plan will not be deemed part of the Chief Executive Officer's regular and recurring compensation for purposes of the termination indemnity or severance pay law of any jurisdiction and will not be included in nor have any effect on, the determination of benefits under any other employee benefit plan or similar arrangements provided by the Company.

Plan Costs

     The costs and expenses of administering the Plan will be borne by the Company.

Governing Law

     The Plan and all actions taken thereunder will be interpreted under and governed by the laws of the State of Florida, without regard to its conflict of laws rules.

Effective Date

     The Plan will be effective when approved by the Compensation Committee.

Definitions

     As used in the Plan, the terms below have the following meanings:

     "MasTec" or the "Company" means MasTec, Inc., a Florida corporation, or any successor company or subsidiary company designated by the Board of Directors of MasTec, Inc.

                                  Exhibit 21.1


Set forth below is a list of the significant subsidiaries of MasTec.

          MasTec North America, Inc.
          MasTec Inepar S/A Sistemas de Telecomunicaciones

                                  Exhibit 23.1


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements on Form S-3 (No. 333-46067), on Form S-4 (Nos. 333-30645 and 333-79321) and on Form S-8 (Nos. 333-22465, 333-30647, 333-47003, 333-77823,
333-38932 and 333-38940) of MasTec, Inc. of our report dated January 30, 2001 relating to the financial statements, which appear in this Form 10-K.


PricewaterhouseCoopers LLP


Miami, Florida
March 21, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 22, 2001.

                              MASTEC, INC.

                              --------------------------------------------------

                              /s/ CARMEN M. SABATER
                              Carmen M. Sabater
                              Executive Vice President - Chief Financial Officer (Principal Financial Officer)

                              --------------------------------------------------

                              /s/ ARLENE VARGAS
                              Arlene Vargas
                              Vice President and Controller
                              (Principal Accounting Officer)


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2001.



/s/ JORGE MAS                                    /s/ JOSEPH P. KENNEDY II
Jorge Mas, Chairman of the Board                 Joseph P. Kennedy II, Director


/s/ JOEL-TOMAS CITRON                            /s/ WILLIAM N. SHIEBLER
Joel-Tomas Citron, President                     William N. Shiebler, Director
and Chief Executive Officer
(Principal Executive Officer)


/s/ OLAF OLAFSSON                                /s/ JOSE S. SORZANO
Olaf Olafsson, Director                          Jose S. Sorzano, Director


/s/ ARTHUR B. LAFFER
Arthur B. Laffer, Director