Form 10-Q
period 2001-03-31
MASTEC INC
filed 2001-05-15
CIK 15615

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                        FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2001

               Commission File Number 001-08106



                        MASTEC, INC.
    (Exact name of registrant as specified in its charter)

          Florida                              65-0829355
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

     3155 N.W. 77th Avenue, Miami, FL           33122-1205
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (305) 599-
1800

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

As of May 14, 2001 MasTec, Inc. had 47,786,793 shares of common stock, $0.10 par value, outstanding.




                         MASTEC, INC.

                     TABLE OF CONTENTS



Part I.   Financial Information

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Operations
          For the Three Months Ended March 31, 2001 and
          March 31, 2000. . . . . . . . . . . . . . . . . 3

          Consolidated Balance Sheets as of March 31,
          2001 (Unaudited)and December 31, 2000 . . . . . 4

          Unaudited Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended March 31, 2001. . . . . . . . . . . . . . 5

          Unaudited Consolidated Statements of Cash Flows
          for the Three Months Ended  March 31, 2001 and
          March 31, 2000. . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements
          Unaudited). . . . . . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition . . . . .11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk . . . . . . . . . . . . . . . . . .15

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . .15

Signatures. . . . . . . . . . . . . . . . . . . . . . . .16








                          MASTEC, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                           (Unaudited)

                                   Three Months Ended
                                      March 31,
                            --------------------------
                                2001            2000
                            ----------      ----------
Revenue:
     North America          $  323,809      $  262,372
     International              13,403          10,322
                            ----------       ---------
                               337,212         272,694
Costs of revenue               265,358         208,929
Depreciation                    13,318          13,478
Amortization                     2,876           3,501
General and administrative
Expenses                        47,914          23,112
Interest expense                 4,712           5,556
Interest income                  2,433           1,213
Other income, net                  441             380
                            ----------       ---------
Income before provision for
  income taxes and minority
  interest                       5,908          19,711
Provision for income taxes       2,474           8,379
Minority interest                 (137)            145
Net income                  $    3,297      $   11,477

Basic weighted average common
 shares outstanding             47,712          43,805
Basic earnings per share    $      .07      $     0.26

Diluted weighted average common
 shares outstanding             49,007          45,852
Diluted earnings per share  $      .07      $     0.25



The accompanying notes are an integral part of these consolidated financial statements.



                            MASTEC, INC.
                   CONSOLIDATED BALANCE SHEET
                          (In thousands)

                                       March 31,    December 31,
                                         2001            2000
                                       ---------    ------------
                                      (Unaudited)
Assets

Current assets:
  Cash and cash equivalents            $  14,620      $  18,457
  Accounts receivable, unbilled
    revenue and retainage, net           380,914        392,585
  Inventories                             19,654         19,643
  Other current assets                    17,822         23,079
                                        --------      ---------
     Total current assets                433,010        453,764
Property and equipment, net              160,343        159,673
Intangibles, net                         262,343        262,398
Other assets                             101,233         89,044
                                       ---------      ---------
     Total assets                      $ 956,929      $ 964,879

    Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of debt           $   6,792      $   5,685
  Accounts payable                        68,400         85,797
  Other current liabilities               96,197        128,379
                                       ---------      ---------
     Total current liabilities           171,389        219,861
                                       ---------      ---------
Other liabilities                         38,762         38,530
                                       ---------      ---------
Long-term debt                           244,166        206,160
                                       ---------      ---------
Commitments and contingencies (Note 4)

Shareholders' equity:
  Common stock                             4,773          4,770
  Capital surplus                        346,513        346,099
  Retained earnings                      169,647        166,350
  Foreign currency translation
    adjustments                          (18,321)       (16,891)
                                       ---------      ---------
     Total shareholders' equity          502,612        500,328
                                       ---------      ---------
     Total liabilities and
       shareholders' equity            $  56,929      $ 964,879
                                       =========      =========
The accompanying notes are an integral part of these
consolidated financial statements.


                         MASTEC, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands)
                        (Unaudited)

                                                                    Foreign
                                 Common Stock                       Currency
                              ---------------  Capital   Retained  Translation
                              Shares  Amount   Surplus   Earnings  Adjustments   Total
                              ------  -------  --------- --------- -------------------

Balance December 31, 2000     47,702  $ 4,770  $ 346,099 $ 166,350  $(16,891)  $500,328

Net income                                                   3,297                3,297
Foreign currency translation
  adjustment                                                          (1,430)    (1,430)
Stock issued                      24        3        414                            417
                              ------  -------  ---------  ---------- ---------  ---------
Balance March 31,             47,726  $ 4,773  $ 346,513  $ 169,647  $(18,321)  $502,612
                              ======  =======  =========  ========== =========  =========



The accompanying notes are an integral part of these consolidated financial statements.

                          MASTEC, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                         (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                           ---------------------
                                              2001       2000
                                           ---------  ----------
Cash flows from operating activities:
Net income                                 $  3,297   $  11,477
Adjustments to reconcile net income
   to net cash used in operating
   activities:
   Depreciation and amortization             16,194      16,979
   Minority interest                            137        (145)
   (Gain) loss on sale of assets               (241)          3
   Changes in assets and liabilities
     net of effect of acquisitions:
     Accounts receivables, unbilled
      revenue and retainage, net              5,650     (12,951)
     Inventories                                200        (491)
     Other assets, current and non-
       current portion                        1,359      (2,594)
     Accounts payable                       (17,303)     (8,798)
     Other current liabilities              (25,322)    (21,481)
     Other liabilities                       (7,945)     (2,590)
                                            --------   ---------
Net cash used in operating activities       (23,974)    (20,591)
                                            --------   ---------
Cash flows from investing activities:
   Capital expenditures                     (12,574)    (13,749)
   Cash paid for acquisitions and
     contingent consideration, (net of
     cash acquired)                          (2,649)     (2,109)
   Repayment of notes receivable, net             -         946
   Investment in unconsolidated companies
     held and distribution to joint
     venture partner                         (2,200)     (7,983)
   Proceeds from assets held for sale           276      13,401
                                            --------   ---------
Net cash used in investing activities       (17,147)     (9,494)
                                            --------   ---------
Cash flows from financing activities:
   Borrowings (repayments) on revolving
     credit facilities, net                  37,492     (74,416)
   Net proceeds from common stock
     Issued                                     417     130,604
                                            --------   ---------
Net cash provided by financing activities    37,909      56,188
                                            --------   ---------
Net (decrease) increase in cash and
   cash equivalents                          (3,212)     26,103
Effect of translation on cash                  (625)        532
Cash and cash equivalents - beginning
   of period                                 18,457      27,635
                                            --------   ---------
Cash and cash equivalents - end of period  $ 14,620    $ 54,270




The accompanying notes are an integral part of these consolidated financial statements.




                          MASTEC, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                        (In thousands)
                          (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

     During the three months ended March 31, 2001, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $1.9 million and was comprised primarily of $2.6 million of accounts receivable, $1.7 million of property and equipment, $0.4 million of other assets and $0.2 million in cash, offset by $3.0 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.4 million and was allocated to goodwill. The total purchase price of $4.3 million is comprised of $2.6, paid in cash and the balance in seller financing.

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







                         MASTEC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis for Presentation of Consolidated Financial
Statements

     The accompanying unaudited consolidated financial statements of MasTec, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The balance sheet data as of December 31, 2000 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2001 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

     Our comprehensive income for the three months ended March
31, 2001 and 2000 was $1.9 million and $11.9 million, respectively. The components of comprehensive income are net income and foreign currency translation adjustments.

Note 2 - Debt

     Debt is comprised of the following (in thousands):

                                          March 31, December 31,
                                            2001         2000
Revolving credit facility at LIBOR plus
   1.0%  (6.08% at March 31, 2001 and
   7.64% at December 31, 2000)           $  44,000     $  7,000
Other bank facilities at LIBOR plus 1.50%
   (6.58% at March 31, 2001 and 8.06% at
   December 31, 2000)                        1,497          517
Notes payable for equipment, at interest
   rates from 7.5% to 8.5% due in
   installments through the year 2004        6,266        6,161
Notes payable for acquisitions, at interest
   rates from 7.0% to 8.0% due in
   installments through November 2001        3,384        2,362
7.75% senior subordinated notes due
February 2008                              195,811      195,805
                                         ---------     ---------
Total debt                                 250,958      211,845
Less current maturities                     (6,792)      (5,685)
                                         ---------     ---------
Long-term debt                           $ 244,166     $206,160
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

Note 3 -  Operations by Segments and Geographic Areas

     The following table sets forth, for the three months ended
March 31, 2001 and 2000, certain information about segment results of operations and segment assets (in thousands):





                                  Datacom       Energy
           Three Months            Network      Network    International
               2001               Services     Services        (1)      Other (2)  Consolidated
-------------------------------------------------------------------------------------------------
Revenue                          $ 287,792    $  36,017    $  13,403    $      -    $ 337,212
Depreciation                        11,280        1,711            -         327       13,318
Amortization                         2,169          202          222         283        2,876
Income (loss) before provision
  for income taxes and minority
  interest                          10,867        2,914          112      (7,985)       5,908
Capital expenditures                 9,543          964            -       2,067       12,574
Total assets                       717,013       77,929       64,306      97,681      956,929

                                   Datacom       Energy
           Three Months            Network      Network    International
               2000               Services     Services        (1)      Other (2)  Consolidated
-------------------------------------------------------------------------------------------------
Revenue                          $ 225,009    $  37,363    $  10,322    $      -    $ 272,694
Depreciation                        10,088        2,941            -         449       13,478
Amortization                         1,270          202        2,029           -        3,501
Income (loss) before provision
  for income taxes and minority
  interest                          27,057        2,283       (1,010)     (8,619)      19,711
Capital expenditures                12,861          555          333           -       13,749
Total assets                       468,957       83,048      121,224      87,060      760,289

(1) For the three months ended March 31, 2001 and 2000, consists of our Brazilian operations.  As of March 31, 2001 and 2000, total assets for Brazil consisted of $43.0 million and $47.9 million, respectively and the remainder relates to our interest in international assets not related to our core business.

(2) Consists of non-core construction and corporate operations, which includes interest expense net of interest income of $2.3 million and $4.3 million for 2001 and 2000, respectively.



There are no significant transfers between geographic areas and segments. Total assets are those assets used in our operations in each segment. Corporate assets include domestic cash and cash equivalents, non-core assets held for sale and notes receivable.

Note 4 - Commitments and Contingencies

     We have filed lawsuits in Florida state court against a subsidiary of Artcom Technologies, Inc., a holding company for a Spanish infrastructure provider that we formerly owned, to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims against Artcom affiliates totaling approximately $4.0 million. Artcom has responded by suing us in federal court in Florida to recover approximately $6.0 million (subject to trebling) it alleges we received as a result of certain allegedly unauthorized transactions by two former employees of Artcom that occurred after we sold the company.

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

Note 5 - Receivables

     From time to time, in exchange for one or more of long-term exclusive infrastructure services agreements, interest, financing and other fees, and warrants or other equity interests in the client, we may grant to our clients payment terms typically for six to eighteen months. At March 31, 2001, we had $38.9 million under these arrangements.






ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

     Except for historical information, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Quarterly Report. These and other risks are detailed in documents filed by us with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-90027). We are not obligated to revise these forward-looking statements to reflect future events or circumstances.

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

Results of Operations

     The following tables state for the periods indicated our consolidated operations in dollar and percentage of revenue terms for 2000 and 2001 (dollars in thousands):




                                             Three Months Ended March 31,
                                    --------------------------------------------------
                                             2001                         2000
                                    --------------------         ---------------------
Revenue                             $ 337,212     100.0%         $ 272,694     100.0%
Costs of revenue                      265,358      78.7            208,929      76.6
Depreciation                           13,318       3.9             13,478       4.9
Amortization                            2,876       0.9              3,501       1.3
General and administrative expenses    47,914      14.2             23,112       8.4
Interest expense, net of
interest income                         2,279       0.7              4,343       1.6
Other income                              441       0.1                380         -
                                    ----------    ------         ---------     ------
Income before provision for income
taxes, and minority interest            5,908       1.7             19,711       7.2
Provision for income taxes              2,474       0.7              8,379       3.0
Minority interest                        (137)        -                145         -
                                    ----------    ------         ---------     ------
Net income                          $   3,297       1.0%         $  11,477       4.2%
                                    ==========    ======         =========     ======



The following table sets forth the revenue and change in revenue by North American operating segments, in dollar and percentage terms (in thousands):

                            Three Months Ended
                                 March 31,           Change
                            ------------------  ---------------
                              2001      2000        $       %
                            --------  --------  --------- -----
Datacom network services    $287,792  $225,009  $ 62,783  27.9%
Energy network services       36,017    37,363    (1,346) (3.6)
International                 13,403    10,322     3,081  29.8
                            --------  --------  --------- -----
                            $337,212  $272,694  $ 64,518  23.7%
                            ========  ========  =========

     Our revenue was $337.2 million for the three months ended March 31, 2001, compared to $272.7 million for the same period in 2000, representing an increase of $64.5 million or 23.7%. We experienced growth in our datacom network services segment primarily due to the increased demand for bandwidth by end-users which has spurred network construction and upgrades by our clients. Revenue generated by our energy network services segment decreased slightly as we continue to position the unit for improved profitability in the future.

     Our costs of revenue were $265.4 million or 78.7% of revenue for the three months ended March 31, 2001, compared to $208.9 million or 76.6% of revenue for the same period in 2000. In 2001, margins were impacted by the rapid deceleration of anticipated demand for our switching and central office services in our network services division, adverse weather and reduced margins in our international operations.

     Depreciation was $13.3 million or 3.9% of revenue for the three months ended March 31, 2001, compared to $13.5 million or 4.9% of revenue for the same period in 2000. The decline in depreciation as a percentage of revenue in 2001 was due to our ability to more efficiently utilize our equipment.

     Amortization was $2.9 million or 0.9% of revenue for the three months ended March 31, 2001, compared to $3.5 million or 1.3% of revenue for the same period in 2000. Decrease of $0.6 million is due primarily to an acceleration of amortization related to our international operations during 2000. Amortization of goodwill net of tax was $0.04 million in 2001 and $0.05 million in 2000 which includes the acceleration in 2000.


     General and administrative expenses were $47.9 million or 14.2% of revenue for the three months ended March 31, 2001, compared to $23.1 million or 8.5% of revenue for the same period in 2000. Included in general and administrative expense in 2001 is a provision of $22.0 million related to a reserve for a portion of receivables due from clients who have filed for Chapter 11 bankruptcy reorganization recently or who have experienced difficulties in raising funding due to current economic conditions. Excluding the reserve, general and administrative expenses were 7.7% of revenue. The decline in general and administrative expenses as a percentage of revenue in 2001, excluding the provision for bad debt, was due primarily to our ability to continue to support higher revenue with a comparatively lower administrative base.

     Interest expense, net of interest income, was $2.3 million or 0.7% of revenue for the three months ended March 31, 2001, compared to $4.3 million or 1.6% of revenue for the same period in 2000. The decrease in net interest expense of $2.0 million was due primarily to lower average outstanding debt under our revolving credit facility and greater interest income in 2001 when compared to 2000.

     For the three months ended March 31, 2001, our effective tax rate was approximately 40.3% for North American operations and 33% for Brazilian operations, compared to 42.0% and 33.0% in 2000 for North American and Brazilian operations, respectively.

Financial Condition, Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit.

     Net cash used in operating activities was $24.0 million for the three months ended March 31, 2001, compared to $20.6 million for the same period in 2000. Net cash used in operating activities in 2001 and 2000 was due principally to increased working capital needs as a result of growth in revenue and changes in client mix. From time to time, in exchange for one or more of long-term exclusive infrastructure services agreements, interest, financing and other fees, and warrants or other equity interests in the client, we may grant to our clients payment terms typically for six to eighteen months. At March 31, 2001, we had $38.9 million under these arrangements.



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

     During 2001, we invested $10.6 million primarily in our fleet to support revenue growth and $2.0 million in technology investments. We also invested $4.8 million in acquisitions and investments. We have reflected in other current liabilities additional consideration by reason of earnouts with respect to prior years' acquisitions of an aggregate of approximately $35.0 million that we expect will be paid predominately during 2001.

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





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     See Note 2 to Consolidated Financial Statements for disclosure about market risk.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     10.1 Employment agreement with Austin Shanfelter dated as of January 1, 2001.

     10.2 Employment agreement with Carmen Sabater as of January
     1, 2001.

     10.3 Employment agreement with Jose Sariego as of January
     1, 2001.











SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MASTEC, INC.




Date: May 15, 2001              /s/ CARMEN M. SABATER
                                Carmen M. Sabater
                                Executive Vice President - Chief
                                Financial Officer
                                (Principal Financial Officer)




Date:  May 15, 2001             /s/ ARLENE VARGAS
                                Arlene Vargas
                                Vice President and Controller
                                (Principal Accounting Officer)




                       EMPLOYMENT AGREEMENT

     AGREEMENT effective as of January 1, 2001 between MASTEC,
INC. (the "Company") and AUSTIN SHANFELTER (the "Executive").

     In consideration of the mutual covenants and obligations set forth in this Agreement, the parties agree as follows:

1. The Company hereby employs the Executive and the Executive hereby accepts such employment as Senior Vice President and Chief Operating Officer of the Company and its subsidiaries, upon the terms and conditions set forth in this Agreement. The Executive will report to the Board of Directors of the Company or its designee and to the Chief Executive Officer of the Company. The Executive will have such responsibilities and perform such duties as the Board of Directors of the Company or its designee assigns to the Executive, commensurate with his position as Senior Vice President and Chief Operating Officer of the Company.

2. The Executive's employment will be for a term commencing on January 1, 2001 and ending on the close of business December 31, 2002 (the "Employment Term"). The Employment Term may be extended by mutual agreement of the parties.

3. During the Employment Term, the Executive will devote the Executive's full working time, attention and energies to the business of the Company and its subsidiaries, except that the Company acknowledges that the Executive may continue to devote a reasonable amount of his time to serving on the board of directors of charitable or non-profit organizations so long as such activities do not unreasonably interfere with the discharge of his duties for the Company. The Executive will be employed by the Company at the Company's office in Fort Myers, Florida, and will travel to such other locations as may be necessary to discharge his duties. The Company will maintain an office at the Company's facility in Fort Myers, Florida, and will provide secretarial and other support personnel for the Executive, in each case commensurate with the Executive's status as Senior Vice President and Chief Operating Officer of the Company. The Company will not request or require the Executive to be employed at another location without the Executive's consent.

4. The Company will pay to the Executive as compensation for services rendered during the Employment Term a salary of not less than $325,000.00 per annum for the year ending December 31, 2001; the salary for the year ending December 31, 2002 will be determined by the Compensation Committee of the Board of Directors of the Company but will not be less than the prior year's salary (the amount described in this Section 4 for each year, the "Salary"). The Salary will be paid in accordance with the Company's normal payroll practices and will be subject to withholding of taxes and other deductions required by law.

5. The Company and the Executive will agree on a bonus plan for calendar year 2001 and 2002 as soon as possible after the close of the preceding calendar year, which bonus plan will be at least as favorable to the Executive as the 2000 Senior Management Incentive Compensation Plan. The Board of Directors of the Company may, on its own initiative and in its sole discretion, award cash or other bonuses to the Executive, whether or not any of the performance thresholds in the bonus plan are achieved by the Company or the Executive.

6. The Company may terminate the employment of the Executive under this Agreement at any time with or without "Cause" (as defined below), subject to the other terms and conditions of this Agreement, by giving the Executive five (5) business days' prior written notice of termination. In addition to any other compensation or benefits payable to the Executive under this Agreement, the Executive upon a termination of employment will receive all amounts due to the Executive under the Company's 401(k) retirement plan, deferred compensation plan, split dollar insurance policy or any other benefit plan of the Company in which the Executive participates. The Executive also will be entitled to elect continuation of health benefits under COBRA.

7. In the event of (a) a "Change of Control" (as defined below) or (b) a termination of employment (including as a result of death or "Disability," as defined below) prior to the expiration of the Employment Term other than for Cause (each of (a) and (b) a "Triggering Event"), the Company will pay in cash to the Executive, immediately upon the effective date of the Triggering Event and in lieu of all other compensation under this Agreement,
(i) any unpaid portion of the Salary in respect of the remainder of the Employment Term, (ii) a bonus equal to the greater of (1) the aggregate of all bonuses under any bonus plans agreed to by the Company and Executive for 2001 and 2002 that would have been earned if the Executive was employed for the full performance period under the bonus plans, to the extent such bonuses have not already been earned and paid or (2) (x) $2,000,000.00 if the Triggering Event occurs on or after January 1, 2001 and prior to January 1, 2002, and (y) $1,000,000.00 if the Triggering Event occurs on or after January 1, 2002. In addition, upon the occurrence of a Triggering Event, all of the Executive's stock options or restricted stock awards under the Company's 1994 Stock Incentive Plan, 1999 Non-Qualified Employee Stock Option Plan or any other option or benefit plan will immediately upon the effective date of the Triggering Event (A) in the case of options, become fully vested and immediately exercisable and may be exercised by Executive for the full remaining term of the options, and (B) in the case of restricted stock, all restrictions on the stock will lapse and the stock may be freely sold without further restriction except as required by applicable law.

8. If any payment or benefits under this Agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any substitute provision of the Code, or any interest or penalties are incurred by Executive with respect to such excise tax (collectively, the "Excise Tax"), then the Company will pay Executive an additional amount or amounts (the "Gross-up Payment") such that the net amount or amounts retained by Executive, after deduction of any Excise Tax on any of the payments or benefits under this Agreement and any federal, state and local income tax and Excise Tax on the Gross-up Payment, will equal the amount of such payment or benefits prior to the imposition of such Excise Tax. For purposes of determining the amount of a Gross-up Payment, Executive will be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-up Payment is payable and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive's residence on the date the Gross-up Payment is payable, net of the maximum reduction in federal income taxes that could be obtained from any available deduction of such state and local taxes.

     a. The Company will pay each Gross-up Payment on the date on which Executive becomes entitled to the payment or benefits giving rise to the Excise Tax. If the amount of the Excise Tax is later determined to be less than the amount taken into account in calculating the Gross-up Payment, Executive will repay to the Company (to the extent actually paid by the Company) the portion of the Gross-up Payment attributable to the overstated amount of Excise Tax at the time such reduction is finally determined, plus interest at the rate set forth in Section 1274(b)(2)(B) of the Code. If the amount of the Excise Tax is later determined to be more than the amount taken into account in calculating the Gross-up Payment, the Company will pay Executive an additional Gross-up Payment in respect of the additional amount of Excise Tax at the time the amount of the additional tax is finally determined.

9. In the event of a termination of employment for Cause, the Company will pay in cash to the Executive any accrued and unpaid Salary to the date of termination. The Executive will not be entitled to any bonus under any bonus plan or under paragraph 7 of this Agreement, or to any other compensation from the Company, and all unvested stock options or restricted stock as to which the restriction has not lapsed owned by the Executive will terminate upon the effective date of termination of employment.

     Notwithstanding any other provisions of this Agreement, in no event will the Company cause a termination of employment for Cause without at least forty-five (45) days' notice to the Executive and approval of such termination for Cause by the entire Board of Directors of the Company.

10. The Company will pay for or reimburse the Executive, in accordance with its practice for executive officers of the Company, all reasonable and necessary expenses and other disbursements incurred by the Executive for or on behalf of the Company in the performance of his duties hereunder. The Executive will provide such appropriate documentation of expenses and disbursements as may from time to time be reasonably requested by the Company.

11. The Company will (a) indemnify and hold the Executive harmless for any claims, demands, damages, liabilities, losses, costs and expenses (including attorneys' and paralegal fees and court costs) incurred or suffered by the Executive in connection with the Executive's performance of his duties under this Agreement or otherwise on behalf of the Company or its affiliates to the fullest extent (including advancement of expenses) permitted by Florida corporate law for the indemnification of officers and directors of a Florida corporation, and (b) will include the Executive as a covered employee under the Company's directors' and officers' liability insurance policy and employment practices liability insurance policy.

12. The Executive (and his family) will be entitled to participate in all of the Company's group health, dental and disability plans, and other benefit plans for executives of the Company. The Executive will receive any and all other benefits accorded by the Company to executive officers of the Company.

13. The parties acknowledge that the provisions of this Agreement are highly confidential and that disclosure of this Agreement or its terms would be extremely prejudicial to the other party. Accordingly, neither party will disclose the terms of this Agreement to any other person or entity other than third party advisors with a need to know (such as legal or tax advisors) and other than when required by law, without the prior written consent of the other party.

14. The Executive acknowledges that as a result of his employment with the Company, the Executive will gain knowledge of, and will have access to, proprietary and confidential information and trade secrets of the Company and its affiliates. Therefore, Executive agrees that he will not, in any fashion, form or manner, directly or indirectly (i) use, disclose, communicate or provide or permit access to any person or entity, or (ii) remove from the premises of the Company or any of its affiliates any notes or records (including copies or facsimiles, whether made by electronic, electrical, magnetic, optical, laser acoustic or other means), relating to any confidential, proprietary or secret information of the Company or any of its affiliates (collectively, "Confidential Information") (including without limitation (1) the identity of customers, suppliers, subcontractors and others with whom they do business; (2) their marketing methods, strategies and related information; (3) contract terms, pricing, margin or cost information or other information regarding the relationship between them and the persons and entities with which they have contracted; (4) their services, products, software, technology, developments, improvements and methods of operation; (5) their results of operations, financial condition, projected financial performance, sales and profit performance and financial requirements; (6) the identity of and compensation paid to their employees and consultants; (7) any business plans, models or strategies and the information contained therein; (8) their sources, leads or methods of obtaining new business; and (9) all other confidential information of, about or concerning the business of the Company and its affiliates), except for (x) information that is or becomes available to the public generally other than as a result of an unauthorized disclosure by the Executive, including as an example publicly-available information filed by the Company with the Securities and Exchange Commission or other governmental or regulatory authorities, (y) information that is generally known in the business of the Company or its affiliates or that constitutes standard industry practices, customs and methods, or (z) information known to the Executive prior to joining the Company or its predecessors or gained during his employment with the Company from sources outside of the Company or its employees, officers, directors, consultants, advisors or other representatives. The Executive will be entitled to use Confidential Information in the discharge of his duties to the Company.

15. In consideration of the compensation and benefits paid to Executive under this Agreement, Executive agrees that during the Employment Term and, in the case of a termination of this Agreement for Cause, for two (2) years after the termination (the "Non-Competition Period"), Executive will not within the United States of America or the Commonwealth of Canada:

     a. directly or indirectly own, manage, operate, control, be employed by, consult with or participate in the ownership, management, operation or control of, or be connected in any manner with, any business of the type and character engaged in and competitive with the business of the Company or any of its affiliates, as it exists now or in the future. For these purposes, ownership of securities of 1% or less of any class of securities of a public company will not be considered to be competition with the Company;

     b. solicit, persuade or attempt to solicit or persuade any existing customer or any client or potential customer or client to which the Company or any of its affiliates has made a presentation or with which any of them has been having discussions to cease doing business with or decrease the amount of business done with or not to hire the Company or any of its affiliates or to commence doing business with or increase the amount of business done with or hire another person or entity;

     c. solicit, persuade or attempt to solicit or persuade any individual who is an employee of the Company or any of its affiliates to leave their employ or to become employed by any other person or entity.

It is the desire and intent of the parties to this Agreement that the provisions of Sections 14 and 15 will be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provisions or portion of Sections 14 or 15 is adjudicated invalid or unenforceable, this section will be deemed amended to delete any provision or portion adjudicated to be invalid or unenforceable, the amendment to apply only with respect to the operation of that section in the particular jurisdiction in which the adjudication is made. The parties recognize that the performance by Executive of his obligations under Sections 14 and 15 are special, unique and extraordinary in character, and that if Executive breaches or threatens to breach the terms and conditions of this Agreement, the Company may suffer irreparable injury for which no adequate remedy at law may exist. Accordingly, in the event of such breach or threatened breach, the Company will be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to obtain damages for any breach of this Agreement, to enforce the specific performance of this Agreement by Executive, or to enjoin Executive from breaching or attempting to breach this Agreement.

16. THE COMPANY AND EXECUTIVE KNOWINGLY, VOLUNTARILY, IRREVOCABLY, UNCONDITIONALLY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON THIS AGREEMENT, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PERSON OR PARTY AND RELATED TO THIS AGREEMENT; THIS IRREVOCABLE WAIVER OF THE RIGHT TO A JURY TRIAL BEING A MATERIAL INDUCEMENT FOR THE COMPANY AND EXECUTIVE TO ENTER INTO THIS AGREEMENT.

17. Any notice, demand, consent, agreement, request, or other communication required or permitted under this Agreement must be in writing and must be, (i) mailed by first-class United States mail, registered or certified, return receipt requested, proper postage prepaid, or (ii) delivered personally by independent courier (such as FedEx, DHL or similar nationally-recognized courier), to the parties at the addresses as follows (or at such other addresses as shall be specified by the parties by like notice):
          if to the Company, to:

          MasTec, Inc.
          3155 N.W. 77th Avenue
          Miami, FL  33122-1205
          Attention: Legal Department

          if to the Executive, to:

          Austin Shanfelter
          14170 Jetport Loop
          Fort Myers, FL  33193

     Each party may on five (5) days' prior notice in the manner set forth in this Section designate by notice in writing a new address to which any notice, demand, consent, agreement, request or communication may thereafter be given, served or sent. Each notice, demand, consent, agreement, request or communication which is mailed or hand delivered in the manner described above will be deemed received for all purposes at such time as it is delivered to the addressee (with the return receipt or the courier delivery receipt being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

18. This Agreement: (a) may be executed in counterparts, and all counterparts will collectively constitute a single agreement, (b) may not be amended or modified or any provision waived except in writing, (c) constitutes the entire agreement of the parties and supersedes all prior agreements or understandings, (d) is binding upon and inures to the benefit of the parties and their respective heirs, personal representatives, beneficiaries, joint tenants, successors and assigns (whether by merger, consolidation, transfer of all or substantially all assets, or otherwise), and (e) may not be assigned or the duties delegated without the consent of all parties except as expressly set forth in this Agreement.

19. This Agreement, the rights and obligations of the parties, and any claims or disputes relating in any way thereto will be governed by and construed in accordance with the laws of the State of Florida, without giving effect to any choice or conflict of law provision or rule (whether in the State of Florida or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Florida. Each of the Executive and the Company, by executing this Agreement, (a) irrevocably submits to the exclusive jurisdiction of any federal or Florida state court sitting in Miami-Dade County, Florida in respect of any suit, action or proceeding arising out of or relating in any way to this Agreement, and irrevocably accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of such courts and to be bound by any judgment rendered in such courts; (b) waives, to the fullest extent it may do so effectively under applicable law, any objection it may have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum; and (c) irrevocably consents, to the fullest extent it may do so effectively under applicable law, to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to the Executive or the Company at the address set forth in this Agreement, such service to become effective five
(5) business days (or such other period of time provided by applicable law) after such mailing. In addition to any other rights or remedies that either party may have under this Agreement or under law, the prevailing party in any suit, action or proceeding will be entitled to collect from the other party (a) all of its attorneys' and paralegal fees and other costs and expenses incurred by the prevailing party (b) interest on any amount not paid when due at a rate per annum equal to eighteen percent (18%) or the maximum amount permitted by law.

20.  The following definitions will apply for purposes of this
Agreement:

     "Cause" means (i) Executive being convicted of any felony (whether or not against the Company or its affiliates), (ii) willful malfeasance in the performance of Executive's responsibilities after ten (10) days' written notice to the Executive and an opportunity to cure; (iii) any material act of dishonesty by Executive against the Company or any of its affiliates, (v) a material violation by Executive of any of the policies or rules of the Company or any of its affiliates or (vi) the voluntary resignation of Executive from employment with the Company or any of its affiliates. The determination that Cause has occurred must be made by unanimous vote of all the members of the Board of Directors of the Company after forty five (45) days' prior written notice to Executive and an opportunity to appear before the Board and contest the determination of Cause.

     "Disability" means the inability to perform the material duties of Executive.

     "Change of Control" means the occurrence of any of the following events:

     (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock are to be converted into cash, securities or other property, provided that the consolidation or merger is not with a corporation which was a wholly-owned subsidiary of the Company immediately before the consolidation or merger; or

     (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; or

     (c) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or

     (d) any "person," including a "group" as determined in accordance with Sections 13(d) and 14(d) of the Exchange Act, becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of 33% or more of the combined voting power of the Company's then outstanding Common Stock, provided that such person, immediately before it becomes such 33% beneficial owner, is not (i) a wholly-owned subsidiary of the Company, (ii) an individual, or a spouse or a child of such individual, that on January 1, 2001, owned greater than 20% of the combined voting power of such Common Stock, or (iii) a trust, foundation or other entity controlled by an individual or individuals described in the preceding subsection; or

     (e) individuals who constitute the Board on January 1, 2001 (the "Incumbent Board"), cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 2001, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be, for purposes of this clause, considered as though such Person were a member of the Incumbent Board.

     Notwithstanding the foregoing, Incumbent Directors may, by a two-thirds vote of such Directors, declare a given transaction will not constitute a Change in Control for purposes of the Plan.

EXECUTED as of the date first above written.

                         MASTEC, INC.


                         By: /s/ Joel Citron
                         -----------------------------
                         Joel Citron, President

                         EXECUTIVE

                         /s/ Austin Shanfelter
                         -----------------------------
                         Austin Shanfelter


EMPLOYMENT AGREEMENT

     AGREEMENT effective as of January 1, 2001 between MASTEC,
INC. (the "Company") and CARMEN SABATER (the "Executive").

     In consideration of the mutual covenants and obligations set forth in this Agreement, the parties agree as follows:

1. The Company hereby employs the Executive and the Executive hereby accepts such employment as Senior Vice President and Chief Financial Officer of the Company and its subsidiaries, upon the terms and conditions set forth in this Agreement. The Executive will report to the Board of Directors of the Company or its designee and to the Chief Executive Officer of the Company. The Executive will have such responsibilities and perform such duties as the Board of Directors of the Company or its designee assigns to the Executive, commensurate with her position as Senior Vice President and Chief Financial Officer of the Company.

2. The Executive's employment will be for a term commencing on January 1, 2001 and ending on the close of business December 31, 2002 (the "Employment Term"). The Employment Term may be extended by mutual agreement of the parties.

3. During the Employment Term, the Executive will devote the Executive's full working time, attention and energies to the business of the Company and its subsidiaries, except that the Company acknowledges that the Executive may continue to devote a reasonable amount of her time to serving on the board of directors of charitable or non-profit organizations so long as such activities do not unreasonably interfere with the discharge of her duties for the Company. The Executive will be employed by the Company at the Company's headquarters in Miami, Florida, and will travel to such other locations as may be necessary to discharge her duties. The Company will maintain an office at the Company's headquarters facility in Miami, Florida, and will provide secretarial and other support personnel for the Executive, in each case commensurate with the Executive's status as Senior Vice President and Chief Financial Officer of the Company. The Company will not request or require the Executive to be employed at another location without the Executive's consent.

4. The Company will pay to the Executive as compensation for services rendered during the Employment Term a salary of not less than $270,000.00 per annum for the year ending December 31, 2001; the salary for the year ending December 31, 2002 will be determined by the Compensation Committee of the Board of Directors of the Company but will not be less than the prior year's salary (the amount described in this Section 4 for each year, the "Salary"). The Salary will be paid in accordance with the Company's normal payroll practices and will be subject to withholding of taxes and other deductions required by law.

5. The Company and the Executive will agree on a bonus plan for calendar year 2001 and 2002 as soon as possible after the close of the preceding calendar year, which bonus plan will be at least as favorable to the Executive as the 2000 Senior Management Incentive Compensation Plan. The Board of Directors of the Company may, on its own initiative and in its sole discretion, award cash or other bonuses to the Executive, whether or not any of the performance thresholds in the bonus plan are achieved by the Company or the Executive.

6. The Company may terminate the employment of the Executive under this Agreement at any time with or without "Cause" (as defined below), subject to the other terms and conditions of her Agreement, by giving the Executive five (5) business days' prior written notice of termination. In addition to any other compensation or benefits payable to the Executive under this Agreement, the Executive upon a termination of employment will receive all amounts due to the Executive under the Company's 401(k) retirement plan, deferred compensation plan, split dollar insurance policy or any other benefit plan of the Company in which the Executive participates. The Executive also will be entitled to elect continuation of health benefits under COBRA.

7. In the event of (a) a "Change of Control" (as defined below) or (b) a termination of employment (including as a result of death or "Disability," as defined below) prior to the expiration of the Employment Term other than for Cause (each of (a) and (b) a "Triggering Event"), the Company will pay in cash to the Executive, immediately upon the effective date of the Triggering Event and in lieu of all other compensation under this Agreement,
(i) any unpaid portion of the Salary in respect of the remainder of the Employment Term, (ii) a bonus equal to the greater of (1) the aggregate of all bonuses under any bonus plans agreed to by the Company and Executive for 2001 and 2002 that would have been earned if the Executive was employed for the full performance period under the bonus plans, to the extent such bonuses have not already been earned and paid or (2) $800,000.00. In addition, upon the occurrence of a Triggering Event, all of the Executive's stock options or restricted stock awards under the Company's 1994 Stock Incentive Plan, 1999 Non-Qualified Employee Stock Option Plan or any other option or benefit plan will immediately upon the effective date of the Triggering Event (A) in the case of options, become fully vested and immediately exercisable and may be exercised by Executive for the full remaining term of the options, and (B) in the case of restricted stock, all restrictions on the stock will lapse and the stock may be freely sold without further restriction except as required by applicable law.

8. If any payment or benefits under this Agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any substitute provision of the Code, or any interest or penalties are incurred by Executive with respect to such excise tax (collectively, the "Excise Tax"), then the Company will pay Executive an additional amount or amounts (the "Gross-up Payment") such that the net amount or amounts retained by Executive, after deduction of any Excise Tax on any of the payments or benefits under this Agreement and any federal, state and local income tax and Excise Tax on the Gross-up Payment, will equal the amount of such payment or benefits prior to the imposition of such Excise Tax. For purposes of determining the amount of a Gross-up Payment, Executive will be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-up Payment is payable and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive's residence on the date the Gross-up Payment is payable, net of the maximum reduction in federal income taxes that could be obtained from any available deduction of such state and local taxes.

     a. The Company will pay each Gross-up Payment on the date on which Executive becomes entitled to the payment or benefits giving rise to the Excise Tax. If the amount of the Excise Tax is later determined to be less than the amount taken into account in calculating the Gross-up Payment, Executive will repay to the Company (to the extent actually paid by the Company) the portion of the Gross-up Payment attributable to the overstated amount of Excise Tax at the time such reduction is finally determined, plus interest at the rate set forth in Section 1274(b)(2)(B) of the Code. If the amount of the Excise Tax is later determined to be more than the amount taken into account in calculating the Gross-up Payment, the Company will pay Executive an additional Gross-up Payment in respect of the additional amount of Excise Tax at the time the amount of the additional tax is finally determined.

9. In the event of a termination of employment for Cause, the Company will pay in cash to the Executive any accrued and unpaid Salary to the date of termination. The Executive will not be entitled to any bonus under any bonus plan or under paragraph 7 of this Agreement, or to any other compensation from the Company, and all unvested stock options or restricted stock as to which the restriction has not lapsed owned by the Executive will terminate upon the effective date of termination of employment. Notwithstanding any other provisions of this Agreement, in no event will the Company cause a termination of employment for Cause without at least forty-five (45) days' notice to the Executive and approval of such termination for Cause by the entire Board of Directors of the Company.

10. The Company will pay for or reimburse the Executive, in accordance with its practice for executive officers of the Company, all reasonable and necessary expenses and other disbursements incurred by the Executive for or on behalf of the Company in the performance of her duties hereunder. The Executive will provide such appropriate documentation of expenses and disbursements as may from time to time be reasonably requested by the Company.

11. The Company will (a) indemnify and hold the Executive harmless for any claims, demands, damages, liabilities, losses, costs and expenses (including attorneys' and paralegal fees and court costs) incurred or suffered by the Executive in connection with the Executive's performance of her duties under this Agreement or otherwise on behalf of the Company or its affiliates to the fullest extent (including advancement of expenses) permitted by Florida corporate law for the indemnification of officers and directors of a Florida corporation, and (b) will include the Executive as a covered employee under the Company's directors' and officers' liability insurance policy and employment practices liability insurance policy.

12. The Executive (and her family) will be entitled to participate in all of the Company's group health, dental and disability plans, and other benefit plans for executives of the Company. The Executive will receive any and all other benefits accorded by the Company to executive officers of the Company.

13. The parties acknowledge that the provisions of this Agreement are highly confidential and that disclosure of this Agreement or its terms would be extremely prejudicial to the other party. Accordingly, neither party will disclose the terms of this Agreement to any other person or entity other than third party advisors with a need to know (such as legal or tax advisors) and other than when required by law, without the prior written consent of the other party.

14. The Executive acknowledges that as a result of her employment with the Company, the Executive will gain knowledge of, and will have access to, proprietary and confidential information and trade secrets of the Company and its affiliates. Therefore, Executive agrees that she will not, in any fashion, form or manner, directly or indirectly (i) use, disclose, communicate or provide or permit access to any person or entity, or (ii) remove from the premises of the Company or any of its affiliates any notes or records (including copies or facsimiles, whether made by electronic, electrical, magnetic, optical, laser acoustic or other means), relating to any confidential, proprietary or secret information of the Company or any of its affiliates (collectively, "Confidential Information") (including without limitation (1) the identity of customers, suppliers, subcontractors and others with whom they do business; (2) their marketing methods, strategies and related information; (3) contract terms, pricing, margin or cost information or other information regarding the relationship between them and the persons and entities with which they have contracted; (4) their services, products, software, technology, developments, improvements and methods of operation; (5) their results of operations, financial condition, projected financial performance, sales and profit performance and financial requirements; (6) the identity of and compensation paid to their employees and consultants; (7) any business plans, models or strategies and the information contained therein; (8) their sources, leads or methods of obtaining new business; and (9) all other confidential information of, about or concerning the business of the Company and its affiliates), except for (x) information that is or becomes available to the public generally other than as a result of an unauthorized disclosure by the Executive, including as an example publicly-available information filed by the Company with the Securities and Exchange Commission or other governmental or regulatory authorities, (y) information that is generally known in the business of the Company or its affiliates or that constitutes standard industry practices, customs and methods, or (z) information known to the Executive prior to joining the Company or its predecessors or gained during her employment with the Company from sources outside of the Company or its employees, officers, directors, consultants, advisors or other representatives. The Executive will be entitled to use Confidential Information in the discharge of her duties to the Company.

15. In consideration of the compensation and benefits paid to Executive under this Agreement, Executive agrees that during the Employment Term and, in the case of a termination of this Agreement for Cause, for two (2) years after the termination (the "Non-Competition Period"), Executive will not within the United States of America or the Commonwealth of Canada:

     a. directly or indirectly own, manage, operate, control, be employed by, consult with or participate in the ownership, management, operation or control of, or be connected in any manner with, any business of the type and character engaged in and competitive with the business of the Company or any of its affiliates, as it exists now or in the future. For these purposes, ownership of securities of 1% or less of any class of securities of a public company will not be considered to be competition with the Company;

     b. solicit, persuade or attempt to solicit or persuade any existing customer or any client or potential customer or client to which the Company or any of its affiliates has made a presentation or with which any of them has been having discussions to cease doing business with or decrease the amount of business done with or not to hire the Company or any of its affiliates or to commence doing business with or increase the amount of business done with or hire another person or entity;

     c. solicit, persuade or attempt to solicit or persuade any individual who is an employee of the Company or any of its affiliates to leave their employ or to become employed by any other person or entity.

     It is the desire and intent of the parties to this Agreement that the provisions of Sections 14 and 15 will be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provisions or portion of Sections 14 or 15 is adjudicated invalid or unenforceable, this section will be deemed amended to delete any provision or portion adjudicated to be invalid or unenforceable, the amendment to apply only with respect to the operation of that section in the particular jurisdiction in which the adjudication is made. The parties recognize that the performance by Executive of his obligations under Sections 14 and 15 are special, unique and extraordinary in character, and that if Executive breaches or threatens to breach the terms and conditions of this Agreement, the Company may suffer irreparable injury for which no adequate remedy at law may exist. Accordingly, in the event of such breach or threatened breach, the Company will be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to obtain damages for any breach of this Agreement, to enforce the specific performance of this Agreement by Executive, or to enjoin Executive from breaching or attempting to breach this Agreement.
16. THE COMPANY AND EXECUTIVE KNOWINGLY, VOLUNTARILY, IRREVOCABLY, UNCONDITIONALLY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON THIS AGREEMENT, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PERSON OR PARTY AND RELATED TO THIS AGREEMENT; THIS IRREVOCABLE WAIVER OF THE RIGHT TO A JURY TRIAL BEING A MATERIAL INDUCEMENT FOR THE COMPANY AND EXECUTIVE TO ENTER INTO THIS AGREEMENT.
17. Any notice, demand, consent, agreement, request, or other communication required or permitted under this Agreement must be in writing and must be, (i) mailed by first-class United States mail, registered or certified, return receipt requested, proper postage prepaid, or (ii) delivered personally by independent courier (such as FedEx, DHL or similar nationally-recognized courier), to the parties at the addresses as follows (or at such other addresses as shall be specified by the parties by like notice):

                         if to the Company, to:

                         MasTec, Inc.
                         3155 N.W. 77th Avenue
                         Miami, FL  33122-1205
                         Attention: Legal Department

                         if to the Executive, to:

                         Carmen Sabater
                         5762 SW 100 Street
                         Miami, Florida 33156

     Each party may on five (5) days' prior notice in the manner set forth in this Section designate by notice in writing a new address to which any notice, demand, consent, agreement, request or communication may thereafter be given, served or sent. Each notice, demand, consent, agreement, request or communication which is mailed or hand delivered in the manner described above will be deemed received for all purposes at such time as it is delivered to the addressee (with the return receipt or the courier delivery receipt being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

18. This Agreement: (a) may be executed in counterparts, and all counterparts will collectively constitute a single agreement, (b) may not be amended or modified or any provision waived except in writing, (c) constitutes the entire agreement of the parties and supersedes all prior agreements or understandings, (d) is binding upon and inures to the benefit of the parties and their respective heirs, personal representatives, beneficiaries, joint tenants, successors and assigns (whether by merger, consolidation, transfer of all or substantially all assets, or otherwise), and (e) may not be assigned or the duties delegated without the consent of all parties except as expressly set forth in this Agreement.

19. This Agreement, the rights and obligations of the parties, and any claims or disputes relating in any way thereto will be governed by and construed in accordance with the laws of the State of Florida, without giving effect to any choice or conflict of law provision or rule (whether in the State of Florida or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Florida. Each of the Executive and the Company, by executing this Agreement, (a) irrevocably submits to the exclusive jurisdiction of any federal or Florida state court sitting in Miami-Dade County, Florida in respect of any suit, action or proceeding arising out of or relating in any way to this Agreement, and irrevocably accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of such courts and to be bound by any judgment rendered in such courts; (b) waives, to the fullest extent it may do so effectively under applicable law, any objection it may have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum; and (c) irrevocably consents, to the fullest extent it may do so effectively under applicable law, to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to the Executive or the Company at the address set forth in this Agreement, such service to become effective five
(5) business days (or such other period of time provided by applicable law) after such mailing. In addition to any other rights or remedies that either party may have under this Agreement or under law, the prevailing party in any suit, action or proceeding will be entitled to collect from the other party (a) all of its attorneys' and paralegal fees and other costs and expenses incurred by the prevailing party (b) interest on any amount not paid when due at a rate per annum equal to eighteen percent (18%) or the maximum amount permitted by law.

20.     The following definitions will apply for purposes of this
Agreement:

     "Cause" means (i) Executive being convicted of any felony (whether or not against the Company or its affiliates), (ii) willful malfeasance in the performance of Executive's responsibilities after ten (10) days' written notice to the Executive and an opportunity to cure; (iii) any material act of dishonesty by Executive against the Company or any of its affiliates, (v) a material violation by Executive of any of the policies or rules of the Company or any of its affiliates or (vi) the voluntary resignation of Executive from employment with the Company or any of its affiliates. The determination that Cause has occurred must be made by unanimous vote of all the members of the Board of Directors of the Company after forty five (45) days' prior written notice to Executive and an opportunity to appear before the Board and contest the determination of Cause.

     "Disability" means the inability to perform the material duties of Executive.

     "Change of Control" means the occurrence of any of the following events:

     (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock are to be converted into cash, securities or other property, provided that the consolidation or merger is not with a corporation which was a wholly-owned subsidiary of the Company immediately before the consolidation or merger; or

     (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; or
     (c) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or
     (d) any "person," including a "group" as determined in accordance with Sections 13(d) and 14(d) of the Exchange Act, becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of 33% or more of the combined voting power of the Company's then outstanding Common Stock, provided that such person, immediately before it becomes such 33% beneficial owner, is not (i) a wholly-owned subsidiary of the Company, (ii) an individual, or a spouse or a child of such individual, that on January 1, 2001, owned greater than 20% of the combined voting power of such Common Stock, or (iii) a trust, foundation or other entity controlled by an individual or individuals described in the preceding subsection; or
     (e) individuals who constitute the Board on January 1, 2001 (the "Incumbent Board"), cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 2001, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be, for purposes of this clause, considered as though such Person were a member of the Incumbent Board.

     Notwithstanding the foregoing, Incumbent Directors may, by a two-thirds vote of such Directors, declare a given transaction will not constitute a Change in Control for purposes of the Plan.

EXECUTED as of the date first above written.

                              MASTEC, INC.


                              By: /s/ Joel Citron
                              -------------------------
                              Joel Citron, President

                              EXECUTIVE

                              /s/ Carmen Sabater
                              -------------------------
                              Carmen Sabater



                     EMPLOYMENT AGREEMENT

     AGREEMENT effective as of January 1, 2001 between MASTEC,
INC. (the "Company") and JOSE SARIEGO (the "Executive").

     In consideration of the mutual covenants and obligations set forth in this Agreement, the parties agree as follows:
1. The Company hereby employs the Executive and the Executive hereby accepts such employment as Senior Vice President and General Counsel of the Company and its subsidiaries, upon the terms and conditions set forth in this Agreement. The Executive will report to the Board of Directors of the Company or its designee and to the Chief Executive Officer of the Company. The Executive will have such responsibilities and perform such duties as the Board of Directors of the Company or its designee assigns to the Executive, commensurate with his position as Senior Vice President and General Counsel of the Company.

2. The Executive's employment will be for a term commencing on January 1, 2001 and ending on the close of business December 31, 2002 (the "Employment Term"). The Employment Term may be extended by mutual agreement of the parties.

3. During the Employment Term, the Executive will devote the Executive's full working time, attention and energies to the business of the Company and its subsidiaries, except that the Company acknowledges that the Executive may continue to devote a reasonable amount of his time to serving on the board of directors of charitable or non-profit organizations so long as such activities do not unreasonably interfere with the discharge of his duties for the Company. The Executive will be employed by the Company at the Company's headquarters in Miami, Florida, and will travel to such other locations as may be necessary to discharge his duties. The Company will maintain an office at the Company's headquarters facility in Miami, Florida, and will provide secretarial and other support personnel for the Executive, in each case commensurate with the Executive's status as Senior Vice President and General Counsel of the Company. The Company will not request or require the Executive to be employed at another location without the Executive's consent.

4. The Company will pay to the Executive as compensation for services rendered during the Employment Term a salary of not less than $240,000.00 per annum for the year ending December 31, 2001; the salary for the year ending December 31, 2002 will be determined by the Compensation Committee of the Board of Directors of the Company but will not be less than the prior year's salary (the amount described in this Section 4 for each year, the "Salary"). The Salary will be paid in accordance with the Company's normal payroll practices and will be subject to withholding of taxes and other deductions required by law.

5. The Company and the Executive will agree on a bonus plan for calendar year 2001 and 2002 as soon as possible after the close of the preceding calendar year, which bonus plan will be at least as favorable to the Executive as the 2000 Senior Management Incentive Compensation Plan. The Board of Directors of the Company may, on its own initiative and in its sole discretion, award cash or other bonuses to the Executive, whether or not any of the performance thresholds in the bonus plan are achieved by the Company or the Executive.

6. The Company may terminate the employment of the Executive under this Agreement at any time with or without "Cause" (as defined below), subject to the other terms and conditions of her Agreement, by giving the Executive five (5) business days' prior written notice of termination. In addition to any other compensation or benefits payable to the Executive under this Agreement, the Executive upon a termination of employment will receive all amounts due to the Executive under the Company's 401(k) retirement plan, deferred compensation plan, split dollar insurance policy or any other benefit plan of the Company in which the Executive participates. The Executive also will be entitled to elect continuation of health benefits under COBRA.

7. In the event of (a) a "Change of Control" (as defined below) or (b) a termination of employment (including as a result of death or "Disability," as defined below) prior to the expiration of the Employment Term other than for Cause (each of (a) and (b) a "Triggering Event"), the Company will pay in cash to the Executive, immediately upon the effective date of the Triggering Event and in lieu of all other compensation under this Agreement,
(i) any unpaid portion of the Salary in respect of the remainder of the Employment Term, (ii) a bonus equal to the greater of (1) the aggregate of all bonuses under any bonus plans agreed to by the Company and Executive for 2001 and 2002 that would have been earned if the Executive was employed for the full performance period under the bonus plans, to the extent such bonuses have not already been earned and paid or (B) $400,000.00. In addition, upon the occurrence of a Triggering Event, all of the Executive's stock options or restricted stock awards under the Company's 1994 Stock Incentive Plan, 1999 Non-Qualified Employee Stock Option Plan or any other option or benefit plan will immediately upon the effective date of the Triggering Event (A) in the case of options, become fully vested and immediately exercisable and may be exercised by Executive for the full remaining term of the options, and (B) in the case of restricted stock, all restrictions on the stock will lapse and the stock may be freely sold without further restriction except as required by applicable law.

8. If any payment or benefits under this Agreement become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any substitute provision of the Code, or any interest or penalties are incurred by Executive with respect to such excise tax (collectively, the "Excise Tax"), then the Company will pay Executive an additional amount or amounts (the "Gross-up Payment") such that the net amount or amounts retained by Executive, after deduction of any Excise Tax on any of the payments or benefits under this Agreement and any federal, state and local income tax and Excise Tax on the Gross-up Payment, will equal the amount of such payment or benefits prior to the imposition of such Excise Tax. For purposes of determining the amount of a Gross-up Payment, Executive will be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-up Payment is payable and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive's residence on the date the Gross-up Payment is payable, net of the maximum reduction in federal income taxes that could be obtained from any available deduction of such state and local taxes.

     a. The Company will pay each Gross-up Payment on the date on which Executive becomes entitled to the payment or benefits giving rise to the Excise Tax. If the amount of the Excise Tax is later determined to be less than the amount taken into account in calculating the Gross-up Payment, Executive will repay to the Company (to the extent actually paid by the Company) the portion of the Gross-up Payment attributable to the overstated amount of Excise Tax at the time such reduction is finally determined, plus interest at the rate set forth in Section 1274(b)(2)(B) of the Code. If the amount of the Excise Tax is later determined to be more than the amount taken into account in calculating the Gross-up Payment, the Company will pay Executive an additional Gross-up Payment in respect of the additional amount of Excise Tax at the time the amount of the additional tax is finally determined.

9. In the event of a termination of employment for Cause, the Company will pay in cash to the Executive any accrued and unpaid Salary to the date of termination. The Executive will not be entitled to any bonus under any bonus plan or under paragraph 7 of this Agreement, or to any other compensation from the Company, and all unvested stock options or restricted stock as to which the restriction has not lapsed owned by the Executive will terminate upon the effective date of termination of employment. Notwithstanding any other provisions of this Agreement, in no event will the Company cause a termination of employment for Cause without at least forty-five (45) days' notice to the Executive and approval of such termination for Cause by the entire Board of Directors of the Company.

10. The Company will pay for or reimburse the Executive, in accordance with its practice for executive officers of the Company, all reasonable and necessary expenses and other disbursements incurred by the Executive for or on behalf of the Company in the performance of his duties hereunder. The Executive will provide such appropriate documentation of expenses and disbursements as may from time to time be reasonably requested by the Company.

11. The Company will (a) indemnify and hold the Executive harmless for any claims, demands, damages, liabilities, losses, costs and expenses (including attorneys' and paralegal fees and court costs) incurred or suffered by the Executive in connection with the Executive's performance of his duties under this Agreement or otherwise on behalf of the Company or its affiliates to the fullest extent (including advancement of expenses) permitted by Florida corporate law for the indemnification of officers and directors of a Florida corporation, and (b) will include the Executive as a covered employee under the Company's directors' and officers' liability insurance policy and employment practices liability insurance policy.

12. The Executive (and his family) will be entitled to participate in all of the Company's group health, dental and disability plans, and other benefit plans for executives of the Company. The Executive will receive any and all other benefits accorded by the Company to executive officers of the Company.

13. The parties acknowledge that the provisions of this Agreement are highly confidential and that disclosure of this Agreement or its terms would be extremely prejudicial to the other party. Accordingly, neither party will disclose the terms of this Agreement to any other person or entity other than third party advisors with a need to know (such as legal or tax advisors) and other than when required by law, without the prior written consent of the other party.

14. The Executive acknowledges that as a result of his employment with the Company, the Executive will gain knowledge of, and will have access to, proprietary and confidential information and trade secrets of the Company and its affiliates. Therefore, Executive agrees that he will not, in any fashion, form or manner, directly or indirectly (i) use, disclose, communicate or provide or permit access to any person or entity, or (ii) remove from the premises of the Company or any of its affiliates any notes or records (including copies or facsimiles, whether made by electronic, electrical, magnetic, optical, laser acoustic or other means), relating to any confidential, proprietary or secret information of the Company or any of its affiliates (collectively, "Confidential Information") (including without limitation (1) the identity of customers, suppliers, subcontractors and others with whom they do business; (2) their marketing methods, strategies and related information; (3) contract terms, pricing, margin or cost information or other information regarding the relationship between them and the persons and entities with which they have contracted; (4) their services, products, software, technology, developments, improvements and methods of operation; (5) their results of operations, financial condition, projected financial performance, sales and profit performance and financial requirements; (6) the identity of and compensation paid to their employees and consultants; (7) any business plans, models or strategies and the information contained therein; (8) their sources, leads or methods of obtaining new business; and (9) all other confidential information of, about or concerning the business of the Company and its affiliates), except for (x) information that is or becomes available to the public generally other than as a result of an unauthorized disclosure by the Executive, including as an example publicly-available information filed by the Company with the Securities and Exchange Commission or other governmental or regulatory authorities, (y) information that is generally known in the business of the Company or its affiliates or that constitutes standard industry practices, customs and methods, or (z) information known to the Executive prior to joining the Company or its predecessors or gained during his employment with the Company from sources outside of the Company or its employees, officers, directors, consultants, advisors or other representatives. The Executive will be entitled to use Confidential Information in the discharge of his duties to the Company.

15. In consideration of the compensation and benefits paid to Executive under this Agreement, Executive agrees that during the Employment Term and, in the case of a termination of this Agreement for Cause, for two (2) years after the termination (the "Non-Competition Period"), Executive will not within the United States of America or the Commonwealth of Canada:

     a. directly or indirectly own, manage, operate, control, be employed by, consult with or participate in the ownership, management, operation or control of, or be connected in any manner with, any business of the type and character engaged in and competitive with the business of the Company or any of its affiliates, as it exists now or in the future. For these purposes, ownership of securities of 1% or less of any class of securities of a public company will not be considered to be competition with the Company;

     b. solicit, persuade or attempt to solicit or persuade any existing customer or any client or potential customer or client to which the Company or any of its affiliates has made a presentation or with which any of them has been having discussions to cease doing business with or decrease the amount of business done with or not to hire the Company or any of its affiliates or to commence doing business with or increase the amount of business done with or hire another person or entity;

     c. solicit, persuade or attempt to solicit or persuade any individual who is an employee of the Company or any of its affiliates to leave their employ or to become employed by any other person or entity.

     It is the desire and intent of the parties to this Agreement that the provisions of Sections 14 and 15 will be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provisions or portion of Sections 14 or 15 is adjudicated invalid or unenforceable, this section will be deemed amended to delete any provision or portion adjudicated to be invalid or unenforceable, the amendment to apply only with respect to the operation of that section in the particular jurisdiction in which the adjudication is made. The parties recognize that the performance by Executive of his obligations under Sections 14 and 15 are special, unique and extraordinary in character, and that if Executive breaches or threatens to breach the terms and conditions of this Agreement, the Company may suffer irreparable injury for which no adequate remedy at law may exist. Accordingly, in the event of such breach or threatened breach, the Company will be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to obtain damages for any breach of this Agreement, to enforce the specific performance of this Agreement by Executive, or to enjoin Executive from breaching or attempting to breach this Agreement.

16. THE COMPANY AND EXECUTIVE KNOWINGLY, VOLUNTARILY, IRREVOCABLY, UNCONDITIONALLY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON THIS AGREEMENT, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PERSON OR PARTY AND RELATED TO THIS AGREEMENT; THIS IRREVOCABLE WAIVER OF THE RIGHT TO A JURY TRIAL BEING A MATERIAL INDUCEMENT FOR THE COMPANY AND EXECUTIVE TO ENTER INTO THIS AGREEMENT.

17. Any notice, demand, consent, agreement, request, or other communication required or permitted under this Agreement must be in writing and must be, (i) mailed by first-class United States mail, registered or certified, return receipt requested, proper postage prepaid, or (ii) delivered personally by independent courier (such as FedEx, DHL or similar nationally-recognized courier), to the parties at the addresses as follows (or at such other addresses as shall be specified by the parties by like notice):

                              if to the Company, to:

                              MasTec, Inc.
                              3155 N.W. 77th Avenue
                              Miami, FL  33122-1205
                              Attention: Legal Department

                              if to the Executive, to:

                              Jose Sariego
                              540 Bay Point Road
                              Miami, FL 33137

     Each party may on five (5) days' prior notice in the manner set forth in this Section designate by notice in writing a new address to which any notice, demand, consent, agreement, request or communication may thereafter be given, served or sent. Each notice, demand, consent, agreement, request or communication which is mailed or hand delivered in the manner described above will be deemed received for all purposes at such time as it is delivered to the addressee (with the return receipt or the courier delivery receipt being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

18. This Agreement: (a) may be executed in counterparts, and all counterparts will collectively constitute a single agreement, (b) may not be amended or modified or any provision waived except in writing, (c) constitutes the entire agreement of the parties and supersedes all prior agreements or understandings, (d) is binding upon and inures to the benefit of the parties and their respective heirs, personal representatives, beneficiaries, joint tenants, successors and assigns (whether by merger, consolidation, transfer of all or substantially all assets, or otherwise), and (e) may not be assigned or the duties delegated without the consent of all parties except as expressly set forth in this Agreement.

19. This Agreement, the rights and obligations of the parties, and any claims or disputes relating in any way thereto will be governed by and construed in accordance with the laws of the State of Florida, without giving effect to any choice or conflict of law provision or rule (whether in the State of Florida or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Florida. Each of the Executive and the Company, by executing this Agreement, (a) irrevocably submits to the exclusive jurisdiction of any federal or Florida state court sitting in Miami-Dade County, Florida in respect of any suit, action or proceeding arising out of or relating in any way to this Agreement, and irrevocably accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of such courts and to be bound by any judgment rendered in such courts; (b) waives, to the fullest extent it may do so effectively under applicable law, any objection it may have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum; and (c) irrevocably consents, to the fullest extent it may do so effectively under applicable law, to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to the Executive or the Company at the address set forth in this Agreement, such service to become effective five
(5) business days (or such other period of time provided by applicable law) after such mailing. In addition to any other rights or remedies that either party may have under this Agreement or under law, the prevailing party in any suit, action or proceeding will be entitled to collect from the other party (a) all of its attorneys' and paralegal fees and other costs and expenses incurred by the prevailing party (b) interest on any amount not paid when due at a rate per annum equal to eighteen percent (18%) or the maximum amount permitted by law.
20.  The following definitions will apply for purposes of this
Agreement:

     "Cause" means (i) Executive being convicted of any felony (whether or not against the Company or its affiliates), (ii) willful malfeasance in the performance of Executive's responsibilities after ten (10) days' written notice to the Executive and an opportunity to cure; (iii) any material act of dishonesty by Executive against the Company or any of its affiliates, (v) a material violation by Executive of any of the policies or rules of the Company or any of its affiliates or (vi) the voluntary resignation of Executive from employment with the Company or any of its affiliates. The determination that Cause has occurred must be made by unanimous vote of all the members of the Board of Directors of the Company after forty five (45) days' prior written notice to Executive and an opportunity to appear before the Board and contest the determination of Cause.
     "Disability" means the inability to perform the material duties of Executive.

     "Change of Control" means the occurrence of any of the following events:

     (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock are to be converted into cash, securities or other property, provided that the consolidation or merger is not with a corporation which was a wholly-owned subsidiary of the Company immediately before the consolidation or merger; or

     (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company; or

     (c) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; or

     (d) any "person," including a "group" as determined in accordance with Sections 13(d) and 14(d) of the Exchange Act, becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of 33% or more of the combined voting power of the Company's then outstanding Common Stock, provided that such person, immediately before it becomes such 33% beneficial owner, is not (i) a wholly-owned subsidiary of the Company, (ii) an individual, or a spouse or a child of such individual, that on January 1, 2001, owned greater than 20% of the combined voting power of such Common Stock, or (iii) a trust, foundation or other entity controlled by an individual or individuals described in the preceding subsection; or

     (e) individuals who constitute the Board on January 1, 2001 (the "Incumbent Board"), cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to January 1, 2001, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be, for purposes of this clause, considered as though such Person were a member of the Incumbent Board.

     Notwithstanding the foregoing, Incumbent Directors may, by a two-thirds vote of such Directors, declare a given transaction will not constitute a Change in Control for purposes of the Plan.

     EXECUTED as of the date first above written.

                                   MASTEC, INC.


                                   By: /s/ Joel Citron
                                   ----------------------------
                                   Joel Citron, President


                                   EXECUTIVE

                                   /s/ Jose Sariego
                                   ----------------------------
                                   Jose Sariego