Form 10-Q
period 2001-06-30
MASTEC INC
filed 2001-08-14
CIK 15615

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                       FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes_X_   No____.

As of August 13, 2001 MasTec, Inc. had 47,784,003 shares of common stock, $0.10 par value, outstanding.

                 MASTEC, INC.
                  FORM 10-Q
              TABLE OF CONTENTS



Part I.	Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Operations for the
Three and Six Months Ended June 30, 2001 and June 30,
2000....................................................... 3

Consolidated Balance Sheets as of June 30, 2001
(Unaudited) and December 31, 2000.......................... 4

Unaudited Consolidated Statement of Changes in Shareholders'
Equity for the Six Months Ended June 30, 2001.............. 5

Unaudited Consolidated Statements of Cash Flows for the
Six Months Ended  June 30, 2001 and June 30, 2000.......... 6

Notes to Consolidated Financial Statements (Unaudited)..... 8

Item 2.	Management's Discussion and Analysis of Results of
Operations and Financial Condition.........................15

Item 3.	Quantitative and Qualitative Disclosures About
Market Risk................................................22

Part II.  Other Information

Item 1. Legal Proceedings..................................22

Item 4.	Submission of Matters to a Vote of Securities
        Holders............................................23

Signatures.................................................24

                     MASTEC, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands, except per share amounts)
                      (Unaudited)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                  ---------------------   ---------------------
                                     2001       2000         2001       2000
                                  ---------------------   ---------------------
Revenue
   North America                  $ 316,254   $ 286,418   $ 640,063   $ 548,790
   International                     13,966      11,279      27,369      21,601
                                  ---------   ---------   ---------   ---------
                                    330,220     297,697     667,432     570,391

Costs of revenue                    272,750     224,933     538,108     433,862
Depreciation                         13,564      13,183      26,882      26,661
Amortization                          2,771       2,675       5,648       6,176
General and administrative expenses  36,164      21,930      84,078      45,042
Interest expense                      5,152       4,303       9,864       9,859
Interest income                       2,770       1,054       5,203       2,267
Other (loss) income, net             (6,047)      4,873      (5,606)      5,253
                                  ---------   ---------   ---------   ---------
Income before provision for income
  taxes and minority interest        (3,458)     36,600       2,449      56,311
Benefit (provision) for income taxes  1,290     (15,120)     (1,184)    (23,499)
Minority interest                         6        (138)       (130)          7
                                  ---------   ---------   ---------   ---------
Net (loss) income                 $  (2,162)  $  21,342   $   1,135   $  32,819
                                  =========   =========   =========   =========

Basic weighted average common
  shares outstanding                 47,763      46,823      47,739      45,314
Basic earnings per share          $   (0.05)  $    0.46   $    0.02   $    0.72

Diluted weighted average common
  shares outstanding                 47,763      49,055      48,980      47,445
Diluted earnings per share        $   (0.05)  $    0.44   $    0.02   $    0.69


The accompanying notes are an integral part of these consolidated financial statements.

                      MASTEC, INC.
              CONSOLIDATED BALANCE SHEETS
                    (In thousands)

                                              June 30,    December 31,
                                                2001         2000
                                             -----------  -----------
                                             (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                 $   14,970    $  18,457
   Accounts receivable, unbilled revenue
     and retainage, net                         354,057      386,480
   Inventories                                   21,446       19,643
   Other current assets                          18,885       29,184
                                             ----------    ---------
      Total current assets                      409,358      453,764

Property and equipment, net                     156,868      159,673
Intangibles, net                                261,143      262,398
Other assets                                    137,669       80,510
                                             ----------    ---------
      Total assets                           $  965,038    $ 956,345
                                             ==========    =========
Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of debt                $   70,943    $   5,685
   Accounts payable                              85,814       85,797
   Other current liabilities                     65,315      119,845
                                             ----------    ---------
      Total current liabilities                 222,072      211,327
                                             ----------    ---------
Other liabilities                                42,896       38,530
                                             ----------    ---------
Long-term debt                                  199,337      206,160
                                             ----------    ---------
Commitments and contingencies (Note 4)

Shareholders' equity:
   Common stock                                   4,777        4,770
   Capital surplus                              347,118      346,099
   Retained earnings                            167,485      166,350
   Foreign currency translation adjustments     (18,647)     (16,891)
                                             ----------    ---------
      Total shareholders' equity                500,733      500,328
                                             ----------    ---------
      Total liabilities and shareholders'
        equity                               $  965,038    $ 956,345
                                             ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    MASTEC, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   (In thousands)
                    (Unaudited)

                                                                         Foreign
                                Common Stock                             Currency
                             ----------------   Capital    Retained    Translation
                             Shares   Amount    Surplus    Earnings    Adjustments    Total
                             ----------------------------------------------------------------
Balance December 31, 2000    47,702  $ 4,770   $ 346,099   $ 166,350   $ (16,891)   $ 500,328

Net income                                                     1,135                    1,135
Foreign currency translation
  adjustments                                                             (1,756)      (1,756)
Stock issued                     70        7       1,019                                1,026
                             ------  -------   ---------   ---------   ----------   ---------
Balance June 30, 2001        47,772  $ 4,777   $ 347,118   $ 167,485   $ (18,647)   $ 500,733
                             ======  =======   =========   =========   ==========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                    MASTEC, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands)
                       (Unaudited)

                                                 Six Months Ended June 30,
                                                       2001         2000
                                                 -------------------------
Cash flows from operating activities:
  Net income                                        $  1,135   $  32,819
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation and amortization                     32,530      32,837
    Minority interest                                    130          (7)
    Gain on sale of assets                              (484)     (7,349)
    Changes in assets and liabilities net
      of effect of acquisitions:
      Accounts receivables, unbilled revenue
      and retainage, net                             (12,126)     (25,920)
      Inventories                                     (1,564)     (4,701)
      Other assets, current and non-current portion   (5,019)    (13,415)
      Accounts payable                                   465     (14,534)
      Other current liabilities                      (22,238)     (9,000)
      Other liabilities                               (2,568)     (1,329)
                                                    ---------  ----------
Net cash used in operating activities                 (9,739)    (10,599)
                                                    ---------  ----------

Cash flows from investing activities:
  Capital expenditures                               (23,529)    (28,252)
  Cash paid for acquisitions (net of cash
    acquired) and contingent consideration           (26,300)    (17,374)
  Repayment of notes receivable, net                       -         946
  Investment in unconsolidated companies
    and distribution to joint venture partner         (1,451)     (4,900)
  Proceeds from sale of assets                         1,285      15,232
                                                    ---------  ----------
Net cash used in investing activities                (49,995)    (34,348)
                                                    ---------  ----------

Cash flows from financing activities:
  Borrowings (repayments) on revolving
    credit facilities, net                            56,814     (75,446)
  Net proceeds from common stock issued                  229     132,595
                                                    ---------  ----------
Net cash provided by financing activities             57,043      57,149
                                                    ---------  ----------

Net (decrease) increase in cash and
  cash equivalents                                    (2,691)     12,202
Effect of translation on cash                           (796)        316
Cash and cash equivalents -
  beginning of period                                 18,457      27,635
                                                    ---------  ----------
Cash and cash equivalents -
  end of period                                     $ 14,970   $  40,153
                                                    =========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       MASTEC, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                       (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

     During the six months ended June 30, 2001, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $2.4 million and was comprised primarily of $3.0 million of accounts receivable, $1.7 million of property and equipment, $0.5 million of other assets and $0.2 million in cash, offset by $3.0 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.7 million and was allocated to goodwill. The total purchase price of $5.1 million is comprised of $4.2 million in cash and the balance in seller financing. During the six months ended June 30, 2001, we paid approximately $22.3 million related to contingent consideration from earlier acquisitions of which $0.6 million was reflected as additional goodwill and $21.7 million reflected as a reduction in other current liabilities.

     During the six months ended June 30, 2000, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $1.0 million and was comprised primarily of $3.3 million of accounts receivable, $1.8 million of property and equipment, $0.5 million of other assets and $1.4 million in cash, offset by $6.0 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $16.4 million and was allocated to goodwill. The total purchase price of $17.4 million was comprised of $12.1 million in cash, $4.7 million in stock and $0.6 million in seller financing. We also issued 183,759 shares of common stock with a value of $14.9 million related to the payment of contingent consideration from earlier acquisitions. Of the $14.9 million, $0.2 million was recorded as a reduction of other current liabilities and $14.7 million as additional goodwill. During the six months ended June 30, 2000, we paid approximately $6.7 million related to contingent consideration for earlier acquisitions of which $5.2 was reflected as additional goodwill and $1.5 reflected as a reduction in other current liabilities.






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

     Our comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was ($0.6) million and $32.6 million, respectively. The components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments.

     In July 2001, the Financial Accounting Standards Board (the
FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be subject to amortization over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While most provisions of SFAS No. 142 are effective for the Company beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the statement, respectively. The Company is currently analyzing the provisions of SFAS No. 142 and has not yet made a determination of the impact the adoption will have on the consolidated financial statements.

                      MASTEC, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Debt

Debt is comprised of the following (in thousands):

                                               June 30,   December 31,
                                                 2001         2000
                                               ---------   ---------
Revolving credit facility at LIBOR plus 1.0%
  (4.75% at June 30, 2001 and 7.64% at
  December 31, 2000)                           $  65,221    $   7,000
Other bank facilities at LIBOR plus 1.50%
  (5.36% at June 30, 2001 and 8.06% at
  December 31, 2000)                               2,077          517
Notes payable for equipment, at interest rates
  from 7.5% to 8.5% due in installments
  through the year 2004                            4,368        6,161
Notes payable for acquisitions, at interest
  rates from 7.0% to 8.0% due in installments
  through February 2002                            2,796        2,362
7.75% senior subordinated notes due
  February 2008                                  195,818      195,805
                                               ---------    ---------
Total debt                                       270,280      211,845
Less current maturities                          (70,943)      (5,685)
                                               ---------    ---------
Long-term debt                                 $ 199,337    $ 206,160
                                               =========    =========


     We have a credit facility that provides for borrowings up to an aggregate of $100.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We are currently negotiating with our existing bank group to amend the existing facility to extend the maturity date and modify other terms and conditions including certain financial ratio coverages.
 We are currently required to pay an unused facility fee ranging from .25% to .50% per annum on the facility, depending upon certain financial covenants. The credit facility is secured by a pledge of shares of certain of our subsidiaries. Interest under the credit facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to .50% depending on certain financial covenants or 1.0% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 1.00% to 2.25%, depending on certain financial covenants.

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

Note 3 -  Operations by Segments and Geographic Areas

The following table sets forth, for the three months and six months ended June 30, 2001 and 2000, certain information about segment results of operations and segment assets (in thousands):

                             Datacom     Energy     Inter-
                             Network     Network   national   Other    Consol-
Three Months 2001	     Services	 Services    (1)       (2)     idated
-------------------------------------------------------------------------------

Revenue                      $276,528   $ 39,726  $ 13,966   $      -  $330,220
Depreciation                   11,360      1,883         -        321    13,564
Amortization                    2,326        222       223          -     2,771
Income (loss) before provision
 for income taxes and minority
 interest                       6,219(3)   4,171      (274)   (13,574)   (3,458)

                             Datacom     Energy     Inter-
                             Network     Network   national   Other    Consol-
Three Months 2000	     Services	 Services    (1)       (2)     idated
-------------------------------------------------------------------------------


Revenue                      $249,527    $ 36,891 $ 11,279   $     -   $297,697
Depreciation                   10,431       2,408        -       344     13,183
Amortization                    1,496         202      977         -      2,675
Income (loss) before provision
  for income taxes and minority
  interest                     35,640       3,486    4,214(4)  6,740     36,600

                             Datacom     Energy     Inter-
                             Network     Network   national   Other    Consol-
Six Months 2001	             Services    Services    (1)       (2)     idated
-------------------------------------------------------------------------------
Revenue                      $564,320    $ 75,743   27,369   $     -   $667,432
Depreciation                   22,640       3,594        -       648     26,882
Amortization                    4,496         424      445       283      5,648
Income (loss) before provision
  for income taxes and minority
  interest                     17,085(3)    7,085     (162)  (21,559)     2,449
Capital expenditures           19,139       1,450       52     2,888     23,529
Total assets                  724,909      87,434   63,235    89,460    965,038

                             Datacom     Energy     Inter-
                             Network     Network   national   Other    Consol-
Six Months 2000	             Services    Services    (1)       (2)     idated
-------------------------------------------------------------------------------
Revenue                      $474,536    $ 74,254 $ 21,601   $     -   $570,391
Depreciation                   20,519       5,349        -       793     26,661
Amortization                    2,766         404    3,006         -      6,176
Income (loss) before provision
  for income taxes and minority
  interest                     62,697       5,593    3,204(4)(15,183)    56,311
Capital expenditures           25,883       1,835      534         -     28,252
Total assets                  540,115      81,769   89,414   109,318    820,616


(1) For the six months ended June 30, 2001 and 2000, consists of our Brazilian operations. As of June 30, 2001 and 2000, total assets for Brazil consisted of $47.1 million and $50.4 million, respectively and the remainder relates to our interest in international assets not related to our core business.

(2) Consists of non-core construction and corporate operations, which includes interest expense, net of interest income. For the three months ended June 30, 2001 and 2000, interest expense, net of interest income, was $2.5 million and $3.5 million, respectively, and $4.8 million and $8.2 million for the six months ended June 30, 2001 and 2000, respectively. The three and six months results for the period ended June 30, 2001 include an impairment charge of $6.5 million related to our equity investment in a client.

(3) Includes a $16.0 million and $38.0 million reserve charge for the three months and six months ended June 30, 2001, respectively. Additionally, in 2001, margins were impacted by excess personnel and equipment resulting from less than anticipated demand for certain services provided by our datacom services network, cost associated with inefficient workforce, losses on projects not properly bid and inefficiencies due to exiting contracts related to clients experiencing financial difficulties.

(4) Includes a $4.5 million net gain on sale of a non-core international asset.

     There are no significant transfers between geographic areas and segments. Total assets are those assets used in our operations in each segment. Corporate assets include domestic cash and cash equivalents, non-core assets held for sale and notes receivable.

Note 4 - Commitments and Contingencies

     We have lawsuits pending in Florida federal court against Sintel International Corp., a subsidiary of Artcom Technologies, Inc., to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims against Artcom affiliates totaling approximately $4.0 million. Artcom has responded by suing us in federal court in Florida to recover approximately $6.0 million (subject to trebling) it alleges we received as a result of certain allegedly unauthorized transactions by two former employees of Artcom that occurred after we sold the company.

     In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International, has instigated an investigative action with a Spanish federal court alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, a MasTec executive, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($66.0 million at June 30, 2001 exchange rates). Neither we nor our executives have yet been served in the action.

     In January 2001, we filed suit in Florida state court against Broward County, Florida, to recover approximately $5.0 million for work performed to construct a detention facility for the Broward Sheriff's Office ("BSO"). The BSO filed a separate lawsuit in response to our lawsuit, claiming $13.0 million in damages for alleged delays in constructing the facility. The court in which these actions are pending has dismissed the BSO's complaint without prejudice to refile.

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

     We are vigorously litigating the actions described above.
We are also a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.

     In August, we agreed to pay our former president and chief executive officer $10 million in severance, payable in five equal installments on September 3, 2001 and January 2, April 1, July 1 and October 1, 2002. The agreement provides for a two-year consulting and non-compete period.

     In July, we agreed to purchase an additional 37% minority interest of our Brazilian joint venture from our joint venture partner for $10.0 million. The purchase price is payable $5.0 million at closing scheduled for no later than August 31, 2001, and $5.0 million in October 2001. Following the closing, we will own 88% of the joint venture.

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



Note 5 - Client Credit Risk

     Recently, certain of our clients, including competitive local exchange carriers, have filed for bankruptcy or have been experiencing financial difficulties. We review all our clients on a regular basis, and as a result increased our reserves by $16.0 million and $38.0 million during the three and six months ended June 30, 2001, to reflect the fact that clients may be unable to meet their obligations to us in the future.

     Included in other non-current assets are amounts due from two clients totaling $86.2 million who have defaulted, subsequent to June 30, 2001, under the terms of their financing agreements with us and other lenders. We have stopped substantially all work for these clients. Additionally, we no longer accrue interest income related to these arrangements. Subsequent to June 30, 2001, one of these clients representing $42.5 million of the total and in whom we have a $6.5 million equity investment, announced a layoff of one-fourth of its workforce and is in negotiations with senior lenders regarding a restructuring of its debt. We have taken an impairment charge of $6.5 million related to our equity investment in this client.



     Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcy and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.



ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

     Except for historical information, the matters discussed below contain forward-looking statements, such as statements regarding MasTec's future results and anticipated trends in the industries and economies in which MasTec operates.
These forward-looking statements are based on MasTec's current expectations and are subject to a number of risks, uncertainties, and assumptions, including that our revenue may differ from that projected, that we may be further impacted by slowdowns in our clients' businesses, deterioration in our clients' financial condition or in the economy in general, our reserves may be inadequate or our equity investments may be impaired and we may experience increased costs associated with realigning our business or may be unsuccessful in those efforts any of which may impact our compliance with our covenants under our outstanding debt. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by MasTec. These and other risks are detailed in documents filed by MasTec with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-90027). MasTec does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances

General

     We are a leading end-to-end voice, video, data and energy network infrastructure solution for a broad range of communications, broadband, energy and other corporate clients. We have a diverse client base representing all the major segments of the industries we serve. We design, build, install, maintain and monitor internal and external networks and transmission facilities for communication, computing and energy systems. We are a national services provider, operating from more than 200 service locations throughout the United States, Canada and Brazil.

Results of Operations

     The following tables state for the periods indicated our consolidated operations in dollar and percentage of revenue terms for 2000 and 2001 (dollars in thousands) :

                         Three Months Ended June 30,          Six Months Ended June 30,
                    ----------------------------------   ----------------------------------
                          2001               2000              2001              2000
                    ----------------   ---------------   ----------------  ----------------

Revenue             $330,220  100.0%   $297,697 100.0%   $667,432  100.0%  $570,391  100.0%
Costs of revenue     272,750   82.6     224,933  75.5     538,108   80.6    433,862   76.0
Depreciation          13,564    4.1      13,183   4.4      26,882    4.0     26,661    4.7
Amortization           2,771    0.8       2,675   0.9       5,648    0.9      6,176    1.1
General and adminis-
  trative expenses    36,164   11.0      21,930   7.4      84,078   12.6     45,042    7.9
Interest expense, net
  of interest income   2,382    0.7       3,249   1.1       4,661    0.7      7,592    1.3
Other (loss) income,
  net                 (6,047)  (1.8)      4,873   1.6     (5,606)   (0.8)     5,253    0.9
(Loss) income before
  (benefit) provision
  for income taxes and
  minority interest   (3,458)  (1.0)     36,600  12.3      2,449     0.4     56,311    9.9
Benefit (provision)
  for income taxes     1,290    0.4     (15,120) (5.1)    (1,184)   (0.2)   (23,499)  (4.1)
Minority interest          6      -        (138)    -       (130)      -          7      -
Net (loss) income   $ (2,162)  (0.6)%  $ 21,342   7.2%  $  1,135     0.2%  $ 32,819    5.8%





            Three Months Ended June 30, 2001
      Compared to Three Months Ended June 30, 2000

     The following table sets forth the revenue and change in revenue by operating segments, in dollar and percentage terms (in thousands):

                          Three Months Ended
                                June 30,             Change
                          -------------------   ---------------
                            2001       2000        $       %
                          --------   --------   --------  -----
Datacom network services  $276,528   $249,527   $ 27,001  10.8%
Energy network services     39,726     36,891      2,835   7.7
International               13,966     11,279      2,687  23.8
                          --------   --------   --------  ----
                          $330,220   $297,697   $ 32,523  10.9%


     Our revenue was $330.2 million for the three months ended
June 30, 2001, compared to $297.7 million for the same period in 2000, representing an increase of $32.5 million or 10.9% primarily due to datacom services. While we experienced growth in the second quarter of 2001, the growth rate was lower than originally anticipated and revenue for the remainder of 2001 is not expected to increase due to a reduction in capital expenditures by incumbent telecom clients and our decision to reduce services to emerging telecommunications carriers.

     Our costs of revenue were $272.8 million or 82.6% of revenue for the three months ended June 30, 2001, compared to $224.9 million or 75.5% of revenue for the same period in 2000. In 2001, margins were impacted by excess personnel and equipment resulting from less than anticipated demand for certain services provided by our datacom services network, cost associated with inefficient workforce, losses on projects not properly bid and inefficiencies due to exiting contracts related to clients experiencing financial difficulties.

     Depreciation was $13.6 million or 4.1% of revenue for the three months ended June 30, 2001, compared to $13.2 million or 4.4% of revenue for the same period in 2000. The decline in depreciation as a percentage of revenue in 2001 was due to an increase in our revenue base.

     Amortization was $2.8 million or 0.8% of revenue for the three months ended June 30, 2001, compared to $2.7 million or 0.9% of revenue for the same period in 2000. Amortization of goodwill net of tax was $2.1 million in 2001 and $1.9 million in 2000.

     General and administrative expenses were $36.2 million or 11.0% of revenue for the three months ended June 30, 2001, compared to $21.9 million or 7.4% of revenue for the same period in 2000. Included in general and administrative expense in 2001 is a provision of $16.0 million related to reserves for receivables due from clients who have recently filed for bankruptcy or who have experienced difficulties. Excluding the reserve, general and administrative expenses were 6.1% of revenue. The decline in general and administrative expenses as a percentage of revenue in 2001, excluding the provision for bad debts, was due primarily to our ability to continue to support higher revenue with a comparatively lower administrative base.

     Interest expense, net of interest income, was $2.4 million or 0.7% of revenue for the three months ended June 30, 2001, compared to $3.2 million or 1.1% of revenue for the same period in 2000. The decrease in net interest expense of $0.8 million was due primarily to interest accrued under our financing arrangements with our clients. We have ceased accruing interest income related to these arrangements.

     Other (expense) income, was $(6.0) million or (1.8)% of revenue for the three months ended June 30, 2001, compared to $4.9 million or 1.6% of revenue for the same period in 2000. In 2001, the loss was primarily due to an impairment charge of $6.5 million related to our equity investment in a client. In 2000, we recognized a net gain of $4.5 million related to non-core international assets.

     For the three months ended June 30, 2001, our effective tax rate was approximately 40.3% for North American operations and 33.0% for Brazilian operations, compared to 42.0% and 33.0% in 2000 for North American and Brazilian operations, respectively.

              Six Months Ended June 30, 2001
        Compared to Six Months Ended June 30, 2000

     The following table sets forth the revenue and change in revenue by operating segments, in dollar and percentage terms (in thousands):

                             Six Months Ended
                                 June  30,           Change
                            ------------------  ---------------
	                      2001      2000       $        %
                            --------  --------  --------  -----

Datacom network services    $564,320  $474,536  $ 89,784  18.9%
Energy network services       75,743    74,254     1,489   2.0
International                 27,369    21,601     5,768  26.7
                            $667,432  $570,391  $ 97,041  17.0%


     Our revenue was $667.4 million for the six months ended June 30, 2001, compared to $570.4 million for the same period in 2000, representing an increase of $97.0 million or 17.0% primarily due to datacom services. While we experienced growth during the six months of 2001, the growth rate was lower than originally anticipated and revenue for the remainder of 2001 is not expected to increase due to a reduction in capital expenditures by incumbent telecom clients and our decision to reduce services to emerging telecommunications carriers.

     Our costs of revenue were $538.1 million or 80.6% of revenue for the six months ended June 30, 2001, compared to $433.9 million or 76.0% of revenue for the same period in 2000. In 2001, margins were impacted by excess personnel and equipment resulting from less than anticipated demand for certain services provided by our datacom services network, cost associated with inefficient workforce, losses on projects not properly bid and inefficiencies due to exiting contracts related to clients experiencing financial difficulties.

     Depreciation was $26.9 million or 4.0% of revenue for the six months ended June 30, 2001, compared to $26.7 million or 4.7% of revenue for the same period in 2000. The decline in depreciation as a percentage of revenue in 2001 was due to an increase in our revenue base.

     Amortization was $5.6 million or 0.9% of revenue for the six months ended June 30, 2001, compared to $6.2 million or 1.1% of revenue for the same period in 2000. Amortization of goodwill net of tax was $4.2 million in 2001 and $4.4 million in 2000.

     General and administrative expenses were $84.1 million or 12.6% of revenue for the six months ended June 30, 2001, compared to $45.0 million or 7.9% of revenue for the same period in 2000.

     Included in general and administrative expense in 2001 are provisions totaling $38.0 million related to reserves for receivables due from clients who have recently filed for bankruptcy or who have experienced financial difficulties. Excluding the reserves, general and administrative expenses were 6.9% of revenue. The decline in general and administrative expenses as a percentage of revenue in 2001, excluding the provision for bad debt, was due primarily to our ability to continue to support higher revenue with a comparatively lower administrative base.

     Interest expense, net of interest income, was $4.7 million or 0.7% of revenue for the six months ended June 30, 2001, compared to $7.6 million or 1.3% of revenue for the same period in 2000. The decrease in net interest expense of $2.9 million was due primarily to interest accrued under our financing arrangements with clients. We have ceased accruing interest income related to these arrangements.

     Other (expense) income, was $(5.6) million or (0.8)% of revenue for the six months ended June 30, 2001, compared to $5.3 million or 0.9% of revenue for the same period in 2000. In 2001, the loss was primarily due to an impairment charge of $6.5 million related to our equity investment in a client. In 2000, we recognized a net gain of $4.5 million related to non-core international assets.

     For the six months ended June 30, 2001, our effective tax rate was approximately 40.3% for North American operations and 33.0% for Brazilian operations, compared to 42.0% and 33.0% in 2000 for North American and Brazilian operations, respectively.

Financial Condition, Liquidity and Capital Resources

    Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service.
Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit.

     Net cash used in operating activities was $9.7 million for the six months ended June 30, 2001, compared to $10.6 million for the same period in 2000. Net cash used in operating activities in 2001 and 2000 was due principally to increased working capital needs.

     We have a credit facility that provides for borrowings up to an aggregate of $100.0 million, under which $32.7 million was available at June 30, 2001. Amounts outstanding under the credit facility mature on June 9, 2002. We are currently negotiating with our existing bank group to amend the existing facility to extend the maturity date and modify other terms and conditions including certain financial ratio coverages. We are currently required to pay an unused facility fee ranging from .25% to .50% annually on the facility, depending upon certain financial covenants. The credit facility contains customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense.

     We also have $200 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually.

     During the six months of 2001, we invested $23.5 million primarily in our fleet to support revenue growth and $27.8 million in acquisitions and investments. We have reflected in other current liabilities additional consideration related to earnouts for acquisitions completed in prior years of approximately $13.9 million that we expect will be paid during 2001 in cash or common stock.

     In August, we agreed to pay our former president and chief executive officer $10 million in severance, payable in five equal installments on September 3, 2001 and January 2, April 1, July 1 and October 1, 2002. The agreement provides for a two-year consulting and non-compete period.

In July, we agreed to purchase an additional 37% interest in our Brazilian joint venture from our joint venture partner for $10.0 million. The purchase price is payable $5.0 million at closing scheduled for no later than August 31, 2001, and $5.0 million in October 2001. Following the closing, we will own 88% of the joint venture

Impact of Inflation

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


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We have lawsuits pending in Florida federal court against Sintel International Corp., a subsidiary of Artcom Technologies, Inc., to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims against Artcom affiliates totaling approximately $4.0 million. Artcom has responded by suing us in federal court in Florida to recover approximately $6.0 million (subject to trebling) it alleges we received as a result of certain allegedly unauthorized transactions by two former employees of Artcom that occurred after we sold the company.

     In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International has instigated an investigative action with a Spanish federal court alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, a MasTec executive, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($66.0 million at June 30, 2001 exchange rates). Neither we nor our executives have yet been served.



ITEM 4.	SUBMISSION  OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of shareholders of MasTec was held on May 8, 2001. The holders of MasTec's common stock, $0.10 par value, were entitled to elect three Class III directors to serve until 2004 and until their successors are elected and qualified. Proxies for 44,202,636 of the 47,719,144 shares entitled to vote were received.

     The following table sets forth the names of the three persons elected at the Annual Meeting to serve as directors until 2004 and the number of votes cast for or against respect to each person.

                           For        Withheld
                       ----------    ---------
Joseph P. Kennedy II   42,425,109    1,777,527
Arthur B. Laffer       43,815,655      386,981
Jose S. Sorzano        43,679,344      523,292


SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MASTEC, INC.




Date:  August 14, 2001           /s/ CARMEN M. SABATER
                                 Carmen M. Sabater
                                 Executive Vice President -
                                 Chief Financial Officer
                                 (Principal Financial Officer)




Date:  August 14, 2001           /s/ ARLENE VARGAS
                                 Arlene Vargas
                                 Vice President and Controller
                                 (Principal Accounting Officer)