Form 10-Q
period 2001-09-30
MASTEC INC
filed 2001-11-09
CIK 15615

===========================================================================


			   UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
		       WASHINGTON, D.C. 20549


			     FORM 10-Q


	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X       No ____.

As of November 6, 2001 MasTec, Inc. had 47,859,992 shares of common stock, $0.10 par value, outstanding.

================================================================================

				   MASTEC, INC.
				TABLE OF CONTENTS



Part I.	 Financial Information

Item 1.	 Financial Statements

	 Unaudited Consolidated Statements of Operations for
	 the Three and Nine Months Ended September 30, 2001 and 2000 . .  3

	 Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
	 and December 31, 2000	. . . . . . . . . . . . . . . . . . . . . 4

	 Unaudited Consolidated Statement of Changes in
	 Shareholders' Equity for the Nine Months
	 Ended September 30, 2001. . . . . . . . . . . . . . . . . . . .  5

	 Unaudited Consolidated Statements of Cash Flows
	 for the Nine Months Ended  September 30, 2001 and 2000. . . . .  6

	 Notes to Consolidated Financial Statements (Unaudited). . . . .  8

Item 2.  Management's Discussion and Analysis of Results of Operations
	 and Financial Condition . . . . . . . . . . . . . . . . . . . . 13

Item 3.	 Quantitative and Qualitative Disclosures About Market Risk. . . 17

Part II. Other Information

Item 6.	 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

			    MASTEC, INC.
		  CONSOLIDATED STATEMENTS OF OPERATIONS
		(In thousands, except per share amounts)
			    (Unaudited)


			   Three Months Ended	      Nine Months Ended
			      September 30,  		 September 30,
			  -----------------------------------------------
			     2001	  2000	        2001	  2000
			  -----------------------   ---------------------
Revenue
  North America		   $ 286,583	$ 365,460    $ 926,646	$914,250
  International	              15,660	   16,819       43,029	  38,420
			   ---------	---------    ---------	--------
			     302,243	  382,279      969,675	 952,670
Costs of revenue	     247,394	  293,351      785,502	 727,213
Depreciation 		      12,262	   13,506       39,144	  40,167
Amortization		       2,377	    2,467        8,025	   8,643
General and administrative
 expenses		     142,422	   27,542      226,500	  72,584
Interest expense	       5,346	    4,516       15,211	  14,375
Interest income		        315	    1,630        5,518	   3,897
Other (loss) income, net     (10,223)	       (9)     (15,829)    5,244
			    --------	---------    ---------	--------
(Loss) income before benefit
 (provision) for income taxes
and minority interest	    (117,466)	   42,518     (115,018)	  98,829
Benefit (provision) for
 income taxes		      41,970	  (17,382)       40,786	 (40,880)
Minority interest 	         255	      (48)          125	     (41)
			    --------	---------     ---------	--------
Net (loss) income 	   $ (75,241)	$  25,088     $ (74,107)$ 57,908
			    ========	=========     =========	========
Basic weighted average
 common shares outstanding    47,787 	   47,300        47,761   45,976
Basic earnings per share   $   (1.57)	$    0.53    $   (1.55)	$   1.26
Diluted weighted average
 common shares outstanding    47,787	   48,999       47,761	  47,963
Diluted earnings per share$    (1.57)	$    0.51    $   (1.55)	$   1.21

The accompanying notes are an integral part of these consolidated financial statements.

				MASTEC, INC.
			CONSOLIDATED BALANCE SHEETS

				(In thousands)

					   September 30,      December 31,
						2001 		  2000
					   -------------      ------------
					    (Unaudited)
		Assets

Current assets:
   Cash and cash equivalents			$  22,035	$  18,457
   Accounts receivable, unbilled revenue and
    retainage, net				  335,608	  392,585
   Inventories					   23,955	   19,643
   Income tax refund receivable			   41,436	        -
   Other current assets				   18,878	   23,079
						---------	---------
      Total current assets			  441,912 	  453,764

Property and equipment, net			  151,649	  159,673
Intangibles, net				  257,217	  262,398
Other assets					   45,528	   80,510
						---------	---------
      Total assets				$ 896,306	$ 956,345
						=========	=========

	Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of debt			$  77,258	$   3,323
    Accounts payable 				   91,955	   85,797
    Other current liabilities			   75,342	  122,207
						---------	---------
       Total current liabilities		  244,555	  211,327
						---------	---------
Other liabilities				   29,019	   38,530
						---------	---------
Long-term debt					  199,118	  206,160
						---------	---------
Commitments and contingencies (Note 4)

Shareholders' equity:
   Common stock					    4,786	    4,770
   Capital surplus				  347,777	  346,099
   Retained earnings				   92,243	  166,350
   Foreign currency translation adjustments	  (21,192)	  (16,891)
						---------	---------
     Total shareholders' equity			  423,614	  500,328
						---------	---------
     Total liabilities and shareholders' equity	$ 896,306	$ 956,345
						=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

				 MASTEC, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
				(In thousands)
				  (Unaudited)

							  Foreign
		      Common Stock		         Currency
		     -------------- Capital  Retained Translation
		     Shares  Amount Surplus  Earnings Adjustments  Total
		     ------  ------ -------- --------  --------  --------
Balance December 31,
 2000                47,702  $4,770 $346,099 $166,350  $(16,891) $500,328
Net loss	                              (74,107)            (74,107)
Foreign currency
 translation
 adjustments                                             (4,301)   (4,301)
Stock issued            155      16    1,678                        1,694
		     ------  ------ --------  --------  -------- --------
Balance September 30,
2001                 47,857  $4,786 $347,777  $ 92,243 $(21,192) $423,614
		     ======  ====== ========  ========  ======== ========

The accompanying notes are an integral part of these consolidated financial statements.

				  MASTEC, INC.
			CONSOLIDATED STATEMENTS OF CASH FLOWS
				(In thousands)
				  (Unaudited)


					    Nine Months Ended
 					      September 30,
					-------------------------
					   2001		   2000
					---------	---------

Cash flows from operating activities:
   Net (loss) income                    $ (74,107)      $  57,908
   Adjustments to reconcile net (loss)
     income to net cash provided
     by operating activities:
   Depreciation and amortization           47,169          48,810
   Minority interest                         (125)             41
   Gain on sale of assets                    (611)         (4,764)
   Write-down of assets                   161,200               -
   Changes in assets and liabilities
     net of effect of acquisitions:
     Accounts receivables, unbilled
       revenue and retainage, net         (41,125)        (82,779)
     Inventories                           (4,146)         (1,853)
     Income tax refund receivable         (41,436)              -
     Other assets, current and
       non-current portion		  (19,486)	  (32,311)
     Accounts payable                       7,250          11,595
     Other current liabilities	          (32,266)         10,145
					---------	---------
Net cash provided by operating activities   2,317           6,792
					---------	---------
Cash flows from investing activities:
   Capital expenditures                   (32,526)        (40,734)
   Cash paid for acquisitions
     (net of cash acquired) and
     contingent consideration             (26,737)        (50,352)
   Repayment of notes receivable, net           -           1,100
   Investment in companies and distribution
     to joint venture partner              (6,450)         (4,900)
   Proceeds from sale of assets             3,294          53,613
					---------	---------
Net cash used in investing activities     (62,419)        (41,273)
					---------	---------
Cash flows from financing activities:
   Borrowings (repayments) on revolving
     credit facilities, net                65,272         (74,663)
   Net proceeds from common stock issued      896         136,004
                                        ---------       ---------
Net cash provided by financing activities  66,168          61,341
					---------	---------
Net increase in cash and cash equivalents   6,066          26,860
Effect of translation on cash              (2,488)         (1,173)
Cash and cash equivalents -
  beginning of period                      18,457          27,635
                                        ---------       ---------
Cash and cash equivalents -
  end of period                         $  22,035       $  53,322
                                        =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

				    MASTEC, INC.
		CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
				    (Unaudited)



Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2001, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $2.7 million and was comprised primarily of $3.0 million of accounts receivable, $2.0 million of property and equipment, $0.5 million of other assets and $0.2 million in cash, offset by $3.0 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.7 million and was allocated to goodwill. The total purchase price of $5.4 million is comprised of $4.5 million in cash and the balance in seller financing. We also paid approximately $22.3 million related to contingent consideration from earlier acquisitions of which $0.6 million was reflected as additional goodwill and $21.7 million reflected as a reduction in other current liabilities.

During the nine months ended September 30, 2000, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $18.0 million and was comprised primarily of $26.9 million of accounts receivable, $8.9 million of property and equipment, $1.0 million of other assets and $5.8 million in cash, offset by $24.6 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $67.3 million and was allocated to goodwill. The total purchase price of $85.3 million was comprised of $48.7 million in cash, $24.0 million in stock and $12.6 million in seller financing. We also issued 207,171 shares of common stock with a value of $15.8 million and paid approximately $7.6 million in cash related to contingent consideration for earlier acquisitions of which $21.5 million was reflected as additional goodwill and $1.9 million reflected as a reduction in other current liabilities.

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

Our comprehensive (loss) income for the nine months ended September 30, 2001 and 2000 was $(78.4) million and $57.3 million, respectively. The components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While we will be subject to most provisions of SFAS No. 142 beginning January 1, 2002, goodwill and intangible assets acquired after June
30, 2001, will be subject immediately to the statement.

We are currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations. However, with the recent decline in the Company's market capitalization, the adoption of SFAS No. 142 may result in the write-off or write-down of the Company's goodwill.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. We are required to adopt FAS 144 no later than January 1, 2002. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operations.

			      MASTEC, INC.
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Debt

Debt is comprised of the following (in thousands):

					      September 30, December 31,
						  2001 	       2000
					      ------------  -----------
Revolving credit facility at LIBOR plus 1.0%
  (3.59% at September 30, 2001
  and 7.64% at December 31, 2000)               $ 75,000     $  7,000
Other bank facilities at LIBOR plus 1.5%
  (4.13% at September 30, 2001 and
  8.06% at December 31, 2000)                      2,047          517
Notes payable for equipment, at interest
  rates from 7.5% to 8.5% due in
  installments through the year 2004               3,504        6,161
7.75% senior subordinated notes due
  February 2008                                  195,825      195,805
                                                --------     --------
Total debt                                       276,376      209,483
Less current maturities                          (77,258)      (3,323)
                                                --------     --------
Long-term debt                                  $199,118     $206,160
                                                ========     ========

We have a credit facility that provides for borrowings up to an aggregate of $100.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We have amended the facility to modify certain terms and conditions including interest rates and certain financial ratio coverages, which we currently meet. The credit facility, as amended, is secured by a pledge of substantially all of our assets. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to 0.50% depending on certain financial covenants or 1.0% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 2.25%. We have received three proposals from current and prospective lenders for a new long-term credit facility, which we are currently evaluating.
There can be no assurance that we will be able to secure a new facility on comparable terms or at all prior to the expiration of the current credit facility.

The credit facility contains customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, incurring a net loss in consecutive quarters, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, exceeding certain levels of days' sales outstanding, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense. Failure to achieve certain results could cause us not to meet these covenants. There can be no assurance that we will continue to meet these covenant tests in future periods. Although we do not believe that these circumstances will occur, if we violate one or more covenants in future periods, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure our credit facility, we could be in default under the facility and our senior subordinated notes, and we may be required to sell assets for other than their carrying value to repay this indebtedness.



Note 3 -  Operations by Segments and Geographic Areas

The following table sets forth, for the three months and nine months ended September 30, 2001 and 2000, certain information about segment results of operations and segment assets (in thousands):

			    MASTEC, INC.
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


				Datacom   Energy
    Three Months		Network	  Network International
	2001		       Services  Services     (1)    Other(2) Consolidated
--------------------------------------------------------------------------------
Revenue			       $247,486   $39,097  $ 15,660  $      -  $ 302,243
Depreciation 			 10,069     1,880  	  -       313     12,262
Amortization			  2,082       212       222      (139)     2,377
Income (loss) before benefit
 (provision) for income taxes
 and minority interest		(32,867)(3) 1,954   (12,794)  (73,759)  (117,466)

				Datacom   Energy
    Three Months		Network	  Network International
	2000		       Services  Services     (1)    Other(2) Consolidated
--------------------------------------------------------------------------------
Revenue			       $331,578   $33,882  $ 16,819  $      -  $ 382,279
Depreciation 			 11,039     2,027         -       440     13,506
Amortization			  1,958       202       307         -      2,467
Income (loss) before
 provision for income taxes
 and minority interest		 48,996     2,652  	218    (9,348)    42,518

				Datacom   Energy
    Nine Months			Network	  Network International
	2001		       Services  Services     (1)    Other(2) Consolidated
--------------------------------------------------------------------------------
Revenue			       $811,805	 $114,841  $ 43,029  $      -  $ 969,675
Depreciation 		 	 32,709     5,474         -       961 	  39,144
Amortization 			  6,628       619       667       111      8,025
Income (loss) before benefit
 (provision) for income taxes
 and minority interest		(15,533)(3) 9,039   (12,956)  (95,568)  (115,018)
Capital expenditures		 23,559     2,319       280     6,368     32,526
Total assets			665,050    92,657    42,742    95,857    896,306

				Datacom   Energy
    Nine Months			Network	  Network International
	2000		       Services  Services     (1)    Other(2) Consolidated
--------------------------------------------------------------------------------
Revenue			       $806,114  $108,136  $ 38,420 $       -  $952,670
Depreciation 		 	 31,557     7,376         -     1,234    40,167
Amortization			  4,724       606     3,313         -     8,643
Income (loss) before
 provision for income taxes
 and minority interest		110,814     8,652     3,422   (24,059)   98,829
Capital expenditures 		 37,511     2,505       718         -    40,734
Total assets		        681,471    77,993    86,826    91,068   937,358

(1) For the nine months ended September 30, 2001 and 2000, consists of our Brazilian operations. As of September 30, 2001 and 2000, total assets for Brazil consisted of $35.8 million and $49.4 million, respectively, and the remainder relates to non-core international assets. Included for the three months and nine months ended September 30, 2001, a $10.0 million write-down of non-core international assets, a reserve charge of $1.0 million and a severance expense of $0.8 million. For the nine months ended September 30, 2000, includes a $4.5 million net gain on sale of a non-core international asset.
(2) Consists of non-core and corporate operations, which includes interest expense, net of interest income. For the three months ended September 30, 2001 and 2000, interest expense, net of interest income, was $5.0 million and $3.1 million, respectively, and $9.8 million and $11.3 million for the nine months ended September 30, 2001 and 2000, respectively. The three and nine month results for the period ended September 30, 2001, includes a write-down of assets and severance costs totaling $63.3 million and $71.5 million, respectively.
(3) Includes for the three months and nine months ended September 30, 2001, a reserve of $51.4 million and $89.4 million, respectively.

			    MASTEC, INC.
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


There are no significant transfers between geographic areas and segments. Total assets are those assets used in our operations in each segment. Corporate assets include domestic cash and cash equivalents, non-core assets held for sale and notes receivable.

Note 4 - Commitments and Contingencies

We have lawsuits pending in Florida federal court against Sintel International Corp., a subsidiary of Artcom Technologies, Inc., to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims against Artcom affiliates totaling approximately $4.0 million. Artcom has responded by suing us in federal court in Florida to recover approximately $6.0 million (subject to trebling) it alleges we received as a result of certain allegedly unauthorized transactions by two former employees of Artcom.

In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International, has instigated an investigative action with a Spanish federal court alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, a MasTec executive, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($71.1 million at September 30, 2001 exchange rates). Neither we nor our executives have yet been served in the action.

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

Note 5 - Client Credit Risk

Certain of our clients, primarily competitive telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. We review all our clients on a regular basis, and as a result increased our reserves by $106.7 million and $144.7 million during the three months and nine months ended September 30, 2001, respectively, to reflect that certain clients may be unable to meet their obligations to us in the future. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcy and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Except for historical information, the matters discussed below may contain forward-looking statements, such as statements regarding MasTec's future plans and anticipated trends in the industries and economies in which MasTec operates. These forward-looking statements are based on MasTec's current expectations and are subject to a number of risks, uncertainties, and assumptions, including that our revenue may differ from that projected, that we may be further impacted by slowdowns in our clients' businesses or deterioration in our clients' financial condition, that our reserves may be inadequate or our equity investments may be impaired, that we may experience increased costs associated with realigning our business or may be unsuccessful in those efforts and that we may not continue to be in compliance with our credit facility covenants. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by MasTec. These and other risks are detailed in this quarterly report and in other documents filed by MasTec with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-90027). MasTec does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

General

We are a leading end-to-end voice, video, data and energy network infrastructure solution for a broad range of communications, broadband, government, energy and other corporate clients. We have a diverse client base representing all the major segments of the industries we serve.
We design, build, install, maintain and monitor internal and external networks and transmission facilities for communication, transportation, computing and energy systems. We are a national services provider, operating from more than 200 service locations in the United States, Canada and Brazil.

Results of Operations

The following tables state for the periods indicated our consolidated operations in dollar and percentage of revenue terms for 2001 and 2000 (dollars in thousands):

			Three Months Ended September 30, Nine Months Ended September 30,
			------------------------------- -------------------------------
			      2001	      2000 	      2001	     2000
			--------------- --------------- --------------- ---------------
Revenue 		$302,243 100.0% $382,279 100.0% $969,675 100.0% $952,670 100.0%
Costs of revenue	 247,394  81.9   293,351  76.7   785,502  81.0   727,213  76.3
Depreciation 		  12,262   4.1    13,506   3.5    39,144   4.0    40,167   4.2
Amortization 		   2,377   0.8     2,467   0.6     8,025   0.8     8,643   1.0
General and administrative
 expenses		 142,422  47.1    27,542   7.2   226,500  23.4    72,584   7.6
Interest expense, net of
 interest income	   5,031   1.7     2,886   0.8     9,693   1.0    10,478   1.1
Other (loss) income, net (10,223) (3.3)       (9) (0.1)  (15,829) (1.7)    5,244   0.6
 			---------------  -------------- ---------------  -------------
(Loss) income before
 benefit  (provision)
 for income taxes
 and minority interest	(117,466)(38.9)   42,518  11.1  (115,018)(11.9)   98,829  10.4
Benefit (provision) for
 income taxes	 	  41,970  14.0   (17,382) (4.5)   40,786   4.3   (40,880) (4.3)
Minority interest	     255     -       (48)            125     -       (41)
			---------------- -------------- ---------------- -------------
Net (loss) income 	$(75,241)(24.9)% $ 25,088  6.6% $(74,107) (7.6)% $57,908   6.1%
			================ ============== ================ =============

		Three Months Ended September 30, 2001
	Compared to Three Months Ended September 30, 2000

The following table sets forth the revenue and change in revenue by operating segments, in dollar and percentage terms (in thousands):

				Three Months Ended
				   September 30,  	Change
				------------------  -----------------
				  2001     2000  	$        %
				--------  --------  ---------  ------
Datacom network services	$247,486  $331,578  $(84,092)  (25.4)%
Energy network services		  39,097    33,882     5,215    15.4
International  			  15,660    16,819    (1,159)   (6.9)
				--------  --------  ---------  ------
				$302,243  $382,279  $(80,036)  (20.9)%
				========  ========  =========

Our revenue was $302.2 million for the three months ended September 30, 2001, compared to $382.3 million for the same period in 2000, representing a decrease of $80.0 million or 20.9% primarily due to a reduction in capital expenditures by incumbent telecom clients and our decision to reduce services to competitive telecommunications carriers.

Our costs of revenue were $247.4 million or 81.9% of revenue for the three months ended September 30, 2001, compared to $293.4 million or 76.7% of revenue for the same period in 2000. In 2001, margins were impacted by the following: under-utilization of personnel and equipment related to certain energy client contracts; start-up costs for new projects; losses related to two short-term network services projects performed primarily during the quarter; and demobilization and redeployment costs as we adjusted to reduced capital spending by telecommunication carriers.

Depreciation was $12.3 million or 4.1% of revenue for the three months ended September 30, 2001, compared to $13.5 million or 3.5% of revenue for the same period in 2000. Depreciation expense in 2001 was lower due to reduced capital expenditures throughout the year.

Amortization was $2.4 million or 0.8% of revenue for the three months ended September 30, 2001, compared to $2.5 million or 0.6% of revenue for the same period in 2000. Amortization of goodwill net of tax was $1.4 million in 2001 and $1.8 million in 2000.

General and administrative expenses were $142.4 million or 47.1% of revenue for the three months ended September 30, 2001, compared to $27.5 million or 7.2% of revenue for the same period in 2000. Included in general and administrative expense in 2001 is a reserve for bad debt of $106.7 million to provide for receivables from clients who have filed for bankruptcy or are experiencing financial difficulties and a charge of $9.8 million primarily related to severance payments to our former president and chief executive officer. Excluding these charges and reserves, general and administrative expenses were $25.9 million or 8.6% of revenue, a reduction of $1.6 million from the prior year.

Interest expense, net of interest income, was $5.0 million or 1.7% of revenue for the three months ended September 30, 2001, compared to $2.9 million or 0.8% of revenue for the same period in 2000. The increase in net interest expense of $2.1 million was due primarily to increased borrowing to meet working capital needs.

Other (loss) income was $(10.2) million or (3.3)% of revenue for the three months ended September 30, 2001, compared to $(0.01) million or (0.1)% of revenue for the same period in 2000. Other loss for 2001 primarily consists of a $10.0 million write-down of non-core international assets.

For the three months ended September 30, 2001, our effective tax rate was approximately 36.0% for North American operations and 33.0% for Brazilian operations, compared to 41.0% and 33.0% in 2000 for North American and Brazilian operations, respectively.

Nine Months Ended September 30, 2001
Compared to Nine Months Ended September 30, 2000

The following table sets forth the revenue and change in revenue by operating segments, in dollar and percentage terms (in thousands):

				Nine Months Ended
				  September  30,         Change
				------------------  ---------------
				  2001      2000       $        %
				--------  --------  --------  -----
Datacom network services	$811,805  $806,114  $  5,691   0.7%
Energy network services		 114,841   108,136     6,705   6.2
International   		  43,029    38,420     4,609  12.0
				--------  --------  --------  -----
				$969,675  $952,670  $ 17,005   1.8%

Our revenue was $969.7 million for the nine months ended September 30, 2001, compared to $952.7 million for the same period in 2000, representing an increase of $17.0 million or 1.8%. While we experienced marginal growth during the first nine months of 2001, the growth rate was lower than originally anticipated and revenue for the remainder of 2001 is expected to decrease from the year earlier period due to a reduction in capital expenditures by telecommunications clients.

Our costs of revenue were $785.5 million or 81.0% of revenue for the nine months ended September 30, 2001, compared to $727.2 million or 76.3% of revenue for the same period in 2000. In 2001, margins were impacted by the following: under-utilization of personnel and equipment related to certain energy client contracts; start-up costs for new projects; losses related to two short-term network services projects performed primarily during the third quarter; and demobilization and redeployment costs as we adjusted to reduced capital spending by telecommunication carriers.

Depreciation was $39.1 million or 4.0% of revenue for the nine months ended September 30, 2001, compared to $40.2 million or 4.2% of revenue for the same period in 2000. The slight reduction in depreciation expense in 2001 was due to reduced capital expenditures.

Amortization was $8.0 million or 0.8% of revenue for the nine months ended September 30, 2001, compared to $8.6 million or 1.0% of revenue for the same period in 2000. Amortization of goodwill net of tax was $4.8 million in 2001 and $6.3 million in 2000.

General and administrative expenses were $226.5 million or 23.4% of revenue for the nine months ended September 30, 2001, compared to $72.6 million or 7.6% of revenue for the same period in 2000. Included in general and administrative expense in 2001 is a reserve for bad debt of $144.7 million to provide for receivables from clients who have filed for bankruptcy or are experiencing financial difficulties and a charge of $11.5 million primarily related to severance for our former president and chief executive officer. Excluding these charges and reserves, general and administrative expenses were $70.3 million or 7.2% of revenue, a reduction of $2.3 million from the prior year.

Interest expense, net of interest income, was $9.7 million or 1.0% of revenue for the nine months ended September 30, 2001, compared to $10.5 million or 1.1% of revenue for the same period in 2000. The decrease in net interest expense of $0.8 million was due primarily to reduced interest income recognized from a client with extended payment terms.

Other (loss) income was $(15.8) million or (1.7)% of revenue for the nine months ended September 30, 2001, compared to $5.2 million or 0.6% of revenue for the same period in 2000. In 2001, the loss was primarily due to an impairment charge of $6.5 million related to our equity investment in a client and a $10.0 million write-down of non-core international assets. In 2000, we recognized a net gain of $4.5 million related to the disposal of non-core international assets.

For the nine months ended September 30, 2001, our effective tax rate was approximately 36.0% for North American operations and 33.0% for Brazilian operations, compared to 41.0% and 33.0% in 2000 for North American and Brazilian operations, respectively.

Financial Condition, Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit. We currently have available approximately $42.0 million in cash and credit under our credit facility. We also anticipate receiving approximately $41.4 million in income tax refunds in the first half of 2002 as a result of net losses reflected through September 30, 2001.

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2001, compared to $6.8 million for the same period in 2000. Net cash provided by operating activities in 2001 and 2000 was due principally to changes in working capital.

We have a credit facility that provides for borrowings up to an aggregate of $100.0 million. Amounts outstanding under the revolving credit facility mature on June 9, 2002. We have amended the facility to modify certain terms and conditions including interest rates and certain financial ratio coverages, which we currently meet. The credit facility, as amended, is secured by a pledge of substantially all of our assets. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of up to 0.50% depending on certain financial covenants or 1.0% above the overnight federal funds effective rate, whichever is higher, or its LIBOR Rate (as defined in the credit facility) plus a margin of 2.25%. We have received three proposals from current and prospective lenders for a new long-term credit facility, which we are currently evaluating.
There can be no assurance that we will be able to secure a new facility on comparable terms or at all prior to the expiration of the current credit facility.

The credit facility contains customary events of default and covenants which prohibit, among other things, making investments in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, incurring a net loss in consecutive quarters, paying dividends in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, exceeding certain levels of days' sales outstanding, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also provides that we must maintain financial ratio coverages at the end of each fiscal quarter such as debt to earnings and earnings to interest expense. Failure to achieve certain results could cause us not to meet these covenants. There can be no assurance that we will continue to meet these covenant tests in future periods. Although we do not believe that these circumstances will occur, if we violate one or more covenants in future periods, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure our credit facility, we could be in default under the facility and our senior subordinated notes, and we may be required to sell assets for other than their carrying value to repay this indebtedness.


Certain of our clients, primarily competitive telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. We review all our clients on a regular basis, and as a result increased our reserves by $106.7 million and $144.7 million during the three months and nine months ended September 30, 2001, respectively, to reflect the fact that certain clients may be unable to meet their obligations to us in the future. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcy and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually.

During the nine months of 2001, we invested $26.0 million primarily in our fleet to replace or upgrade equipment, $6.5 in technology and $26.7 million in acquisitions, investments and consolidated subsidiaries. We have reflected in other current liabilities additional consideration related to earnouts for acquisitions completed in prior years of approximately $14.4 million, approximately $7.6 million related to our former chief executive officer's severance and $5.2 million payable for the remaining portion of the minority interest purchased all that we expect will be paid primarily during 2002.

Impact of Inflation

The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Our Brazilian operations may, at times in the future, be exposed to risk associated with high inflation or currency devaluations.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all businesscombinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS
No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While we will be subject to most provisions of SFAS No. 142 beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the statement.

We are currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations. However, with the recent decline in the Company's market capitalization, the adoption of SFAS No. 142 may result in the write-off or write-down of the Company's goodwill.

In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. We are required to adopt FAS 144 no later than January 1, 2002. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operations.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See Note 2 to Consolidated Financial Statements for disclosure about market risk.




PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

10.1	  Seventh Amendment to Revolving Credit Agreement.




				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			    MASTEC, INC.




Date:  November 8, 2001    /s/ CARMEN M. SABATER
			    ---------------------------------
			    Carmen M. Sabater
			    Executive Vice President -
			    Chief Financial Officer
			    (Principal Financial Officer)




Date:  November 8, 2001    /s/ ARLENE VARGAS
			    ---------------------------------
			    Arlene Vargas
			    Vice President and Controller
			    (Principal Accounting Officer)

10.1	  Seventh Amendment to Revolving Credit Agreement.


                 SEVENTH AMENDMENT TO REVOLVING
                      CREDIT AGREEMENT

     THIS SEVENTH AMENDMENT TO REVOLVING CREDIT AGREEMENT (this "Seventh Amendment") is made and entered into as of the __th day of October, 2001, by and among MASTEC, INC., a Florida corporation (the "Parent"), its Subsidiaries (other than Excluded Subsidiaries and members of the MasTec International Group) listed on Schedule 1 to the Credit Agreement defined below (together with the Parent, collectively the "Borrowers"), FLEET NATIONAL BANK (f/k/a BankBoston, N.A., "Fleet"), HYPO
VEREINSBANK (f/k/a Bank Austria Creditanstalt Corporate Finance, Inc.), FIRST UNION NATIONAL BANK, COMERICA BANK, GENERAL ELECTRIC CAPITAL CORPORATION and LASALLE BANK NATIONAL ASSOCIATION (f/k/a LaSalle National Bank) (collectively, the "Banks") and Fleet as agent (the "Agent") for the Banks.

     WHEREAS, the Borrowers, the Banks and the Agent entered into a Revolving Credit Agreement dated as of June 9, 1997, as amended by a First Amendment to Revolving Credit Agreement dated as of January 28, 1998, as further amended by a Second Amendment to Revolving Credit Agreement dated as of July 31, 1998, as further amended by a Third Amendment to Revolving Credit Agreement dated as of September 11, 1998, as further amended by a Fourth Amendment to Revolving Credit Agreement dated as of September 25, 1998, as further amended by a Fifth Amendment to Revolving Credit Agreement dated as of December 29, 1998 and as further amended by a Sixth Amendment to Revolving Credit Agreement dated as of December 29, 1998 (as the same may be further amended and in effect from time to time the "Credit Agreement"), pursuant to which the Banks extended credit to the Borrowers on the terms set forth therein; and

     WHEREAS, the Parent has informed the Banks that it has acquired all of the capital stock of Alert Electrical Contracting Co., Inc., a New York corporation, Cruz-Cell, Inc., an Indiana corporation, Dresser-Areia Construction, Inc., a California corporation, Flaire, Inc., a Missouri corporation, GMR Telecom, L.L.C., a Virginia limited liability company, MasTec FC, Inc., a Florida corporation, MasTec TC, Inc., a Florida corporation, Protel Industries, Inc., a Florida corporation, Renegade of Idaho, Inc., a Florida corporation, and Upper Valley Utilities Corp., an Idaho corporation (collectively, the "New Subsidiaries"); and

     WHEREAS, it is a condition to the Credit Agreement that the New Subsidiaries become parties to the Credit Agreement; and

     WHEREAS, the Parent has informed the Banks that C&S
Directional Boring, Inc., J.C. Enterprises, Inc., Martin
Telephone Contractors, Inc., Barkers CATV Construction, Inc., and
Fiber & Cable Works, Inc. have merged into MasTec North America,
Inc. (surviving as "MasTec North America, Inc.", the "Merged
Subsidiaries"); and

     WHEREAS, the Parent has requested certain revisions to the Credit Agreement and the parties desire to amend the Credit
Agreement on the terms set forth herein;

     NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree to amend the Credit Agreement as follows:

     1. Definitions. Capitalized terms used herein without definition shall have the meanings assigned to such terms in the Credit Agreement.

     2. Amendment of Sec1 of the Loan Agreement. Section 1 of the Credit Agreement is hereby amended by (a) deleting the following definitions in their entirety and replacing them with the following new definitions, inserted in proper alphabetical order:

     "Applicable Base Rate Margin.  The Applicable Base
Rate Margin on Base Rate Loans shall be 0.50%.

     Applicable Commitment Rate.  The Applicable Commitment
Rate shall be 0.50%.

     Applicable L/C Margin.  The Applicable L/C Margin on
Letters of Credit shall be (a) 1.125% on documentary Letters of Credit, and (b) 2.25% on non-documentary Letters of Credit.

     Applicable LIBOR Margin. The Applicable LIBOR Margin on LIBOR Loans shall be 2.25%.

     Collateral. All of the property, rights and interests of the Borrower and its Subsidiaries that are or are intended to be subject to the security interests created by the Security Documents, other than real estate.

     Consolidated Earnings Before Interest and Taxes or
EBIT.  For any period, the Consolidated Net Income (or
Deficit) of the Borrowers determined in accordance with GAAP, plus, without duplication, (a) interest expense,
(b) income taxes, to the extent that each was deducted in determining Consolidated Net Income (or Deficit), (c) the receivables reserve recorded in the quarter ended March 31, 2001 not to exceed $22,000,000 in the aggregate, (d) the receivables reserve recorded in the quarter ended June 30, 2001 not to exceed $16,000,000 in the aggregate (the
"Second Quarter Charge"), and (e) any non-cash writedown or reserve against the September Assets recorded in the quarter ended September 30, 2001 not to exceed $93,700,000 in the aggregate (the "Third Quarter Charge").

     Consolidated Net Income (or Deficit). The consolidated net income (or deficit) of the Borrowers after deduction of all expenses, taxes, and other proper charges, determined in accordance with GAAP, but adding back to net income, (a) solely for purposes of SubSec7.6 and Sec8.5, the amount of the Third Quarter Charge minus the amount of any tax benefit resulting from the Third Quarter Charge, and (b) solely for purposes of Sec8.5, the amount of the Second Quarter Charge minus the amount of any tax benefit resulting from the Second Quarter Charge, but excluding for all purposes, (x) extraordinary income and expenses, and (y) income or expenses derived from non-Borrowers.

     Investments. All expenditures made and all liabilities incurred (contingently or otherwise) for the acquisition of stock or indebtedness of, or for loans, advances, capital contributions or transfers of property to, or in respect of any Guarantees, or obligations of, any Person (which shall include, without limitation, granting extended payment terms of over sixty (60) days). In determining the aggregate amount of Investments outstanding at any particular time:
(a) the amount of any Investment represented by a Guarantee shall be taken at not less than the principal amount of the obligations guaranteed and still outstanding; (b) there shall be included as an Investment all interest accrued with respect to Funded Debt constituting an Investment unless and until such interest is paid; (c) there shall be deducted in respect of each such Investment any amount received as a return of capital (but only by repurchase, redemption, retirement, repayment, liquidating dividend or liquidating distribution); (d) there shall not be deducted in respect of any Investment any amounts received as earnings on such Investment, whether as dividends, interest or otherwise, except that accrued interest included as provided in the foregoing clause (b) may be deducted when paid; and (e) there shall not be deducted from the aggregate amount of Investments any decrease in the value thereof.

     Loan Documents. This Agreement, the Notes, the Letter of Credit Applications, the Letters of Credit, and the Security Documents.

     MasTec International Group.  PhaseCom Systems, Inc. and
Integral Power & Telecommunications Inc.

     Stock Pledge Agreements.  The U.S. Stock Pledge
Agreement and the Canadian Stock Pledge Agreement."

and (b) adding the following new definitions, inserted in proper alphabetical order:

     "Balance Sheet Accounts Receivable. Accounts receivable, net as reported on the Borrowers' consolidated balance sheet, which consolidated balance sheet has been prepared in accordance with GAAP.

     Canadian Stock Pledge Agreement. The stock pledge agreement among the Parent, MasTec North America, Inc. and the Agent evidencing the pledge of 65% of the stock of PhaseCom Systems, Inc. for the benefit or in the name of the Banks to be entered into on or prior to the Delivery Date and in form and substance satisfactory to the Agent.

     Delivery Date.  With respect to (a) the U.S. Stock
Pledge Agreement, the Delivery Date shall be June 9, 1997,
(b) the Canadian Stock Pledge Agreement, the Delivery Date shall be November __, 2001, and (c) the Security Agreement, the Delivery Date shall be November __, 2001.

     DSOs. For any period, Balance Sheet Accounts Receivable of the Borrowers as of the end of such fiscal quarter, multiplied by the actual number of days in such fiscal quarter divided by the Borrowers' revenue as reported on the Borrowers' financial statements for such fiscal quarter.

     Second Quarter Charge.  See definition of
"Consolidated Earnings Before Interest and Taxes or EBIT."

     Security Agreement.  The Security Agreement among the
Borrowers and the Agent to be entered into on or prior to the Delivery Date and in form and substance satisfactory to the Banks and the Agent.

     Security Documents.  The Security Agreement, the Stock
Pledge Agreements and all other instruments and documents, including without limitation Uniform Commercial Code financing statements, required to be executed or delivered pursuant to any Security Document.

     September Assets. The "September Assets" as further described in that certain letter from the Parent to the Agent and the Banks, dated as of October __, 2001.

     Third Quarter Charge.  See definition of "Consolidated
Earnings Before Interest and Taxes or EBIT."

     3.  Amendment to Sec4.13 of the Credit Agreement.  Section
4.13 of the Credit Agreement is hereby amended by deleting Sec4.13 in its entirety and substituting in place thereof the following new Sec4.13:

     "Sec4.13. New Borrowers. Any existing or newly-created or acquired U.S. Subsidiary of the Parent (other than members of the MasTec International Group), which (a) has annual gross revenues of at least $1,000,000 on an historical or annualized basis, or (b) is the parent of any other Borrower, shall be Borrowers hereunder, and all other U.S. Subsidiaries of the Parent designated as such by the Parent shall be Excluded Subsidiaries, provided that the Excluded Subsidiaries may not, in the aggregate, have in excess of five percent (5%) of consolidated total assets, consolidated total liabilities or consolidated gross revenues of the Parent and its U.S. Subsidiaries (other than members of the MasTec International Group) at any time, in each case as determined in accordance with GAAP. Any Subsidiary which is required to become a Borrower pursuant to the terms of this Sec4.13 shall sign
Notes, shall enter into a joinder and affirmation to this Agreement and the Security Documents in substantially the form of Exhibit F attached hereto providing that such Subsidiary shall become a Borrower hereunder, and shall provide such other documentation as the Agent may reasonably request, including, without limitation, documentation with respect to conditions specified in Sec9 hereof. In such event, the Agent is hereby authorized by the parties to amend Schedule 1 hereto to include such Subsidiary as a Borrower hereunder.
The Borrowers hereby agree to pledge (x) all of their stock of the U.S. Subsidiaries other than the stock of Excluded Subsidiaries, and (y) sixty-five percent (65%) of the stock of PhaseCom Systems, Inc., to the Agent for the benefit of the Banks pursuant to the terms of the Security Documents."

     4. Amendment to Sec5 of the Credit Agreement. Sections 5.17 and 5.19 of the Credit Agreement are hereby amended by deleting
Secs5.17 and 5.19 in their entirety and substituting in place thereof the following new Secs5.17 and 5.19:

     "Sec5.17. Perfection of Security Interests. Except as set forth on Schedule 5.17, the Collateral and the Agent's rights with respect to the Collateral are not subject to any setoff, claims, withholdings or other defenses. The Borrowers are the owners of the Collateral free from any lien, security interest, encumbrance and any other claim or demand, other than liens in favor of the Agent for the benefit of the Banks to secure the Obligations. As of the Delivery Date, the Security Documents are effective to create in favor of the Agent, for the benefit of the Banks, a legal, valid and enforceable first priority security interest in the Collateral, other than Permitted Liens existing as of the Delivery Date.

     Sec5.19. Subsidiaries. Schedule 1 sets forth a complete and accurate list of the direct or indirect Subsidiaries of the Parent, including the name of each Subsidiary and its jurisdiction of incorporation, together with the number of authorized and outstanding shares of each Subsidiary. All of the stock of each U.S. Subsidiary (other than the Excluded Subsidiaries) which is directly or indirectly owned by the Parent and sixty-five percent (65%) of the stock of PhaseCom Systems, Inc. has been or will be pledged to the Agent on behalf of the Banks pursuant to the Stock Pledge Agreements, and as of the Delivery Date all of the assets of each U.S. Subsidiary (other than the Excluded Subsidiaries) will have been pledged to the Agent on behalf of the Banks pursuant to the Security Agreement. Each of the Borrowers have good and marketable title to all of the Collateral it purports to own, free and clear in each case of any lien, other than Permitted Liens existing as of the Delivery Date. All shares of stock have been duly issued and are fully paid and non-assessable. Each Subsidiary of the Parent, other than the Excluded Subsidiaries and the members of the MasTec International Group, is a Borrower hereunder."

     5.  Amendment to Sec6.4 of the Credit Agreement.  Section
6.4 of the Credit Agreement is hereby amended by deleting
Sec6.4(d) in its entirety and substituting in place thereof the following new Sec6.4(d):

     "(d) as soon as practicable, but in any event not later than thirty (30) days after the end of each calendar month, copies of the Accounts Receivable aging reports of the Borrowers, all in reasonable detail and prepared in accordance with GAAP, including a detailed break out of the top twenty (20) accounts with receivables greater than ninety (90) days from the invoice date, with a certification by the CFO that these reports and calculation are prepared in accordance with GAAP and fairly present the Accounts Receivable of the Borrowers as at the close of business on the date thereof;"

     6. Amendment to Sec7.2 of the Credit Agreement. Section 7.2 of the Credit Agreement is hereby amended by deleting Sec7.2(i) in its entirety and substituting in place thereof the following new
Sec7.2(i):

     "(i)  Liens granted pursuant to the Security Documents; and".

     7. Amendment to Sec7.3 of the Credit Agreement. Section 7.3 of the Credit Agreement is hereby amended by deleting Sec7.3(e) in its entirety and substituting in place thereof the following new
Sec7.3(e):

     "(e) Investments (as defined in Sec1) by any Borrower in any affiliate or Subsidiary of a Borrower which is not also a Borrower (which may include the MasTec International Group or other non-U.S. entities) or in any other Person funded prior to or on October __, 2001 and listed on Schedule
7.3(e) (which Schedule shall include all extended pay receivables outstanding as of such date)."

     8. Amendment to Sec7.9 of the Credit Agreement. Section 7.9 of the Credit Agreement is hereby amended by deleting Sec7.9 in its entirety and substituting in place thereof the following new
Sec7.9:

     "Sec7.9. Subordinated Debt. The Borrowers will not amend, supplement or otherwise modify the terms of any of the Subordinated Debt or prepay, redeem or repurchase any of the Subordinated Debt."

     9. Amendment to Sec8.2 of the Credit Agreement. Section 8.2 of the Credit Agreement is hereby amended by deleting Sec8.2 in its entirety and substituting in place thereof the following new
Sec8.2:

     "Sec8.2. Capital Expenditures. In any fiscal quarter, the Borrowers shall not make or commit to make Capital
Expenditures in excess of $12,000,000 in the aggregate for such fiscal quarter."

     10. Amendment to Sec8.3 of the Credit Agreement. Section 8.3 of the Credit Agreement is hereby amended by deleting the table therein in its entirety and substituting in place thereof the following new table:

	Date                         Ratio
	September 30, 2001           4.00:1
	December 31, 2001            3.00:1
	Thereafter                   2.25:1

     11.  Amendment to Sec8.4 of the Credit Agreement.  Section
8.4 of the Credit Agreement is hereby amended by deleting
Sec8.4 in its entirety and substituting in place thereof the following new Sec8.4:

     "Sec8.4. Liquidity. As of the end of any fiscal quarter commencing with the quarter ended September 30, 2001, the Borrowers will not permit DSOs to exceed 110."

     12. Amendment to Sec11 of the Credit Agreement. Section 11 of the Credit Agreement is hereby amended by deleting Sec11 in its entirety and substituting in place thereof the following new Sec11:

     "Sec11. COLLATERAL SECURITY. As of the Delivery Date, the Obligations shall be secured by a perfected security interest (having, with respect to each category of Collateral, the respective rights and priorities set forth herein and in the Security Documents) in all of the Collateral, whether now owned or hereafter acquired, pursuant to the terms of the Security Documents. The Agent may from time to time, in its discretion, release Collateral, provided that the aggregate value of such released Collateral does not exceed five percent (5%) of the consolidated net worth of the Borrowers determined in accordance with GAAP."

     13.  Amendment to Schedule 1 of the Credit Agreement.
Schedule 1 of the Credit Agreement is hereby amended by deleting
Schedule 1 in its entirety and substituting in place thereof the
Schedule 1 attached hereto.

     14.  Amendment to Annex A of the U.S. Stock Pledge Agreement.
Schedule 1 of the U.S. Stock Pledge Agreement is hereby amended by deleting Annex in its entirety and substituting in place thereof the Annex A attached hereto.

     15. Effectiveness. This Seventh Amendment shall become effective as of the date hereof, subject to the satisfaction of each of the following conditions:

       (a) receipt by the Agent of this Seventh Amendment duly and properly authorized, executed and delivered by the respective parties hereto;

       (b)  payment of all fees due to Bingham Dana LLP; and

       (c)  payment of all amounts due to MHKB Consultants, LLC.

     16. Post-Closing Conditions. The Borrowers hereby covenant and agree to satisfy each of the following conditions:

     (a) by October __, 2001 [5 days after Amendment] receipt by the Agent of:

       (i) perfection certificates for each of the Borrowers, duly and properly authorized, executed and delivered by the respective parties thereto;

       (ii) The New Subsidiaries shall have executed and delivered to the Agent allonges to the Notes reflecting their addition as Borrowers;

       (iii) The New Subsidiaries shall have delivered to the Agent certified copies of corporate resolutions of each of the New Subsidiaries satisfactory to the Agent authorizing this Seventh Amendment and all related documents;

       (iv) Each of the Merged Subsidiaries shall have delivered to the Agent copies of certificates and/or plans of merger filed with its charter or other incorporation documents, certified by the Secretary of State of each of their jurisdictions of incorporation; and

       (v) The Borrowers and the New Subsidiaries shall have delivered any and all stock certificates representing shares of stock in the New Subsidiaries to the Agent, together with undated stock powers related thereto.

       and (b) by the Delivery Date:

       (i) receipt by the Agent of the Security Agreement and UCC-1 financing statements, duly and properly authorized, executed and delivered by the respective parties thereto;

       (ii) receipt by the Agent of the Canadian Stock Pledge, duly and properly authorized, executed and delivered by the respective parties thereto, and any and all stock certificates representing shares of stock in PhaseCom
Systems, Inc., together with undated stock powers related thereto;

       (iii) the Borrowers shall have delivered to the Agent certified copies of corporate resolutions of each of the Borrowers satisfactory to the Agent authorizing the Security Agreement and the Canadian Stock Pledge, and all related documents (including Uniform Commercial Code financing statements);

       (iv) counsel to the Borrowers shall have delivered to the Agent an opinion with respect to the Security Documents in form and substance satisfactory to the Agent; and

       (v) all other documents and instruments reasonably requested by the Agent.

     17. Representations and Warranties. Each of the Borrowers represents and warrants as follows:

     (a) The execution, delivery and performance of each of this Seventh Amendment and the transactions contemplated hereby are within the corporate power and authority of such Borrower and have been or will be authorized by proper corporate proceedings, and do not (a) require any consent or approval of the stockholders of such Borrower,
(b) contravene any provision of the charter documents or by-laws of such Borrower or any law, rule or regulation applicable to such Borrower, or (c) contravene any provision of, or constitute an event of default or event which, but for the requirement that time elapse or notice be given, or both, would constitute an event of default under, any other material agreement, instrument or undertaking binding on such Borrower.

     (b) This Seventh Amendment and the Credit Agreement, as amended as of the date hereof, and all of the terms and provisions hereof and thereof are the legal, valid and binding obligations of such Borrower enforceable in accordance with their respective terms except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally, and except as the remedy of specific performance or of injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

     (c) The execution, delivery and performance of this Seventh Amendment and the transactions contemplated hereby do not require any approval or consent of, or filing or registration with, any governmental or other agency or authority, or any other party, other than filing the Seventh Amendment as an exhibit to the Parent's securities filings.

     (d) The representations and warranties contained in Sec5 of the Credit Agreement are true and correct in all material respects as of the date hereof as though made on and as of the date hereof.

     (e) Schedule 1 sets forth a complete and accurate list of the direct or indirect Subsidiaries of the Parent, including the name of each Subsidiary and its jurisdiction of incorporation, together with the number of authorized and outstanding shares of each Subsidiary.

     (f) After giving effect to this Seventh Amendment, no Default or Event of Default under the Credit Agreement has occurred and is continuing.

     18. Ratification, etc. Except as expressly amended hereby, the Credit Agreement, the other Loan Documents and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect. This Seventh Amendment and the Credit Agreement shall hereafter be read and construed together as a single document, and all references in the Credit Agreement or any related agreement or instrument to the Credit Agreement shall hereafter refer to the Credit Agreement as amended by this Seventh Amendment.

     19.  GOVERNING LAW.  THIS SEVENTH AMENDMENT SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE
COMMONWEALTH OF MASSACHUSETTS AND SHALL TAKE EFFECT AS A SEALED
INSTRUMENT IN ACCORDANCE WITH SUCH LAWS.

     20. Release. In order to induce the Agent and the Banks to enter into this Seventh Amendment, each of the Borrowers acknowledges and agrees that: (a) none of the Borrowers has any claim or cause of action against the Agent or any Bank (or any of its respective directors, officers, employees or agents); (b) none of the Borrowers has any offset right, counterclaim or defense of any kind against any of their respective obligations, indebtedness or liabilities to the Agent or any Bank; and (c) each of the Agent and the Banks has heretofore properly performed and satisfied in a timely manner all of its obligations to the Borrowers. The Borrowers wish to eliminate any possibility that any past conditions, acts, omissions, events, circumstances or matters would impair or otherwise adversely affect any of the Agent's and the Banks' rights, interests, contracts, collateral security or remedies. Therefore, each of the Borrowers unconditionally releases, waives and forever discharges (x) any and all liabilities, obligations, duties, promises or indebtedness of any kind of the Agent or any Bank to any of the Borrowers, except the obligations to be performed by the Agent or any Bank on or after the date hereof as expressly stated in this Seventh Amendment, the Credit Agreement and the other Loan Documents, and (y) all claims, offsets, causes of action, suits or defenses of any kind whatsoever (if any), whether arising at law or in equity, whether known or unknown, which the Borrowers might otherwise have against the Agent, any Bank or any of its directors, officers, employees or agents, in either case (x) or
(y), on account of any past or presently existing condition, act, omission, event, contract, liability, obligation, indebtedness, claim, cause of action, defense, circumstance or matter of any kind.

     21. Counterparts; Delivery by Facsimile. This Seventh Amendment may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which counterparts taken together shall be deemed to constitute one and the same instrument. This Seventh Amendment, to the extent signed and delivered by means of a facsimile machine, shall be treated in all manner and respects as an original agreement or instrument and shall be considered to have the same binding legal effect as if it were the original signed version thereof delivered in person. At the request of any party hereto or to any such agreement or instrument, each other party hereto or thereto shall re-execute original forms thereof and deliver them to all other parties. No party hereto or to any such agreement or instrument shall raise the use of a facsimile machine to deliver a signature or the fact that any signature or agreement or instrument was transmitted or communicated through the use of a facsimile machine as a defense to the formation of a contract and each party forever waives such defense.


     IN WITNESS WHEREOF, each of the undersigned have duly executed this Seventh Amendment under seal as of the date first set forth above.

			The Borrowers:
			MASTEC, INC.



			By:________________________________
			Name:
			Title:

			MASTEC NORTH CAROLINA, INC.
			CHURCH & TOWER ENVIRONMENTAL, INC.
			CHURCH & TOWER, INC.
			CHURCH & TOWER OF FLORIDA, INC.
			DESIGNED TRAFFIC INSTALLATION CO.
			MASTEC NETWORK SERVICES, INC. (f/k/a AIDCO, INC.) MASTEC INTEGRATION SYSTEMS, INC. (f/k/a AIDCO
			   SYSTEMS, INC.)
			NORTHLAND CONTRACTING, INC.
			WILDE OPTICAL SERVICE, INC.
			MASTEC VIRGINIA, INC.
			WILDE ACQUISITION CO., INC.
			WILDE HOLDING CO., INC.
			S.S.S. CONSTRUCTION, INC.
			MASTEC NORTH AMERICA, INC.
			MASTEC ITS, INC. (f/k/a M.E. HUNTER &
			   ASSOCIATES, INC.)
			MASTEC NEW YORK, INC.
			MASTEC TELCOM AND ELECTRICAL SERVICES (f/k/a
			   QUEENS NETWORK CABLE CORP.
			MASTEC REAL ESTATE HOLDINGS, INC.
			STACKHOUSE REAL ESTATE HOLDINGS, INC.
			MASTEC OF TEXAS, INC.
			PHASECOM AMERICA, INC.


			By:________________________________
			Name:
			Title:


Each of the undersigned New Subsidiaries (a) duly executed this Seventh Amendment under seal as of the date first set forth above, and (b) agrees that it has the rights and obligations of a Borrower under the Credit Agreement and shall be liable under the Notes as a Borrower. As of the date hereof, each of the New Subsidiaries consents to and agrees to be bound by the provisions of Secs4.1, 6 and 7 of the U.S. Stock Pledge Agreement, the New Subsidiaries hereby agreeing to cooperate fully and in good faith with the Agent and the Pledgors in carrying out such provisions.

			ALERT ELECTRICAL CONTRACTING CO., INC.
			CRUZ-CELL, INC.
			DRESSER-AREIA CONSTRUCTION, INC.
			FLAIRE, INC.,
			GMR TELECOM, L.L.C.
			MASTEC FC, INC.
			MASTEC TC, INC.
			PROTEL INDUSTRIES, INC.
			RENEGADE OF IDAHO, INC.
			UPPER VALLEY UTILITIES CORP.


			By:________________________________
			Name:
			Title:

[Signatures continued on following page.]


			The Banks:

			HYPO VEREINSBANK (f/k/a Bank Austria
			   Creditanstalt Corporate Finance, Inc.)



			By:________________________________
			Name:
			Title:



			By:________________________________
			Name:
			Title:

			FIRST UNION NATIONAL BANK



			By:________________________________
			Name:
			Title:

			LASALLE BANK NATIONAL ASSOCIATION



			By:________________________________
			Name:
			Title:


			COMERICA BANK



			By:________________________________
			Name:
			Title:

			GENERAL ELECTRIC CAPITAL CORPORATION



			By:________________________________
			Name:
			Title:

			FLEET NATIONAL BANK,
	 		   individually and as Agent



			By:________________________________
			Name:
			Title: