Form 10-K
period 2001-12-31
MASTEC INC
filed 2002-03-28
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2001

                Commission File Number 001-08106



                          MASTEC, INC.
(Exact name of registrant as specified in its charter)


            Florida                                  65-0829355
   State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

3155 N.W. 77th Avenue, Miami, FL 33122-1205           (305) 599-1800
(Address of principal executive offices)	(Registrant's telephone number,
                                                    including area code)


   Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                   Name of each exchange on
    Title of each class	                               which registered

Common Stock, $.10 Par Value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The number of shares of common stock outstanding as of March 25, 2002 was 47,914,099. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the $7.47 closing price for the registrant's common stock on the New York Stock Exchange on March 25, 2002 was approximately $200,834,812. Directors, executive officers and 10% or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

                  DOCUMENTS  INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                         TABLE OF  CONTENTS

BUSINESS ..........................................................  3

PROPERTIES ........................................................  7

LEGAL PROCEEDINGS .................................................  7

EXECUTIVE OFFICERS ................................................  8

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  8

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS .........................................................  8

SELECTED FINANCIAL DATA ...........................................  9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS ............................................. 11

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........ 17

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................... 18

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE .............................................. 36

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................ 36

EXECUTIVE COMPENSATION ............................................ 36

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .... 36

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 36

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ... 37

     Except for historical information, the matters discussed below may contain forward-looking statements, such as statements regarding our future growth and profitability, growth strategy and anticipated trends in the industries and economies in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties, and assumptions, including that our revenue or profit may differ from that projected, that we may be further impacted by slowdowns in our clients' businesses or deterioration in our clients' financial condition, that our reserves may be inadequate or our equity investments may be impaired, that the outcome of pending litigation may be adverse to us, and that we may experience increased costs associated with realigning our business or may be unsuccessful in those efforts. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this annual report and in other documents filed by us with the Securities and Exchange Commission, including our registration statement on Form S-3
(No. 333-90027). We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

BUSINESS

General

     We are a leading end-to-end communication, broadband and energy infrastructure service provider for a broad range of clients in North America and Brazil.

     We design, build, install, maintain, upgrade and monitor internal and external networks and other facilities for our clients. We are one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients' infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

     Our strategy is to use these competitive strengths to increase market share in the fragmented network infrastructure industry by expanding relationships across multiple service offerings with long-time clients and selected new clients who have both financial liquidity and end-user customers. We target predictable recurring maintenance and upgrade work under exclusive, multiple year master service and other agreements. We are also focused on leveraging our administrative base and achieving other cost savings and efficiencies through better utilization of our equipment, facilities and personnel and through economies of scale.

Clients

     Our clients include some of the largest and most prominent companies in the communications, broadband and energy fields, including:

-  incumbent local exchange carriers,
-  cable television operators,
-  long distance carriers,
-  wireless service providers,
-  government agencies such as departments of transportation,
-  public and private energy companies and
-  financial institutions and other corporate clients.

     We have over 200 clients, none of which accounted for 10% or more of our revenue in 2001. Our top 10 clients combined accounted for approximately 40.3% of our revenue in 2001. Representative clients include:

     Adelphia Communications Corporation
     BellSouth Corporation
     Carolina Power and Light Company
     Charter Communications, Inc.
     Comcast Corporation
     Cox Communications, Inc.
     DirecTV, Inc.
     Florida Department of Transportation
     Georgia Department of Transportation
     SBC Communications, Inc.
     Sprint Corp.
     Texas Utilities Company
     Time Warner, Inc.
     Qwest Communications International, Inc. (US West)
     Verizon Communications, Inc.
     Wachovia Corp.

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

     We design, build, install, maintain, upgrade and monitor the physical facilities used to provide end-to-end voice, video and data service from the provider's central office, switching center or cable television head-end to the ultimate consumer's home or business.
We provide similar services to electrical and other utility providers. We provide these services both externally on public or private rights-of-ways or in our clients' premises. Our services include:

- comprehensive project management, coordination, consulting and administration,
- designing, installing, testing and documenting switching and transmission equipment and supporting components at point-of-presence locations,
- network route development, right of way and other site acquisition, and permitting,
-  designing conduit networks and fiber rings,
- placing and splicing fiber optic, coaxial and copper cable; excavating trenches in which to place the cable; and furnishing and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures,
- overhead and underground installation and maintenance of electrical and other utilities' transmission and distribution networks, substation construction and maintenance, and right-of-way maintenance and restoration,
- placing drop lines from our clients' main distribution terminals to their customer's home or business,
- installing set-top boxes, satellite dishes and other connection devices in homes and businesses,
- erecting wireless communication towers, constructing related structures and installing associated equipment,
-  designing and installing intelligent traffic networks,
- engineering, furnishing and installing integrated voice, video and data networks inside client premises,
- systems integration, which includes selecting, configuring and installing software, hardware and other computing and communications equipment and cabling to provide an integrated computing and communications system,
- monitoring, maintaining and restoring clients' networks 24 hours a day, seven days a week,
-  network device security and optimization,
-  procuring materials,
-  providing acceptance testing and as-built documentation, and
-  maintaining, upgrading, removing and replacing these systems.


Backlog

     At December 31, 2001 and 2000, we had a backlog in our domestic operations of approximately $1.4 billion and $1.5 billion, respectively. Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts as well as estimated work on master service agreements. We expect to complete substantially all of our backlog at December 31, 2001 during the next 18 months.

Sales and Marketing

     We have developed a marketing plan emphasizing the "MasTec"(R) registered service mark and an integrated service offering to position ourselves as a seamless, end-to-end nationwide infrastructure services solution, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our clients and reputation for reliability and efficiency facilitate our repeat business. Our marketing efforts are principally carried out by the management of our service offerings, most of whom have many years' experience in the industries they serve, both at the service provider level and in some cases with the clients we serve. Our service offering leadership markets to existing and potential clients to negotiate new contracts or to be placed on lists of vendors invited to submit proposals for master service agreements and individual projects. Our executive management supplements their efforts at the national level. We also market through commissioned salespeople and our corporate marketing department.

Safety and Insurance

     Performance of our services require the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by team members, customers and third parties for property damage and personal injuries resulting from the performance of our services. We perform on-site services using team members who have completed our applicable safety and training programs. Our policies require that team members complete the prescribed training and service program for which they work in addition to those required by applicable law.

     We are committed to ensuring that our team members perform their work safely and strive to instill safe work habits in all of our team members. We evaluate our team members not only on the basis of the efficiency and quality of their work but also on their safety records and the safety records of the team members they supervise. We also hold regular training sessions and seminars with our team members devoted to safe work practices. We have established a company-wide safety committee to share best practices and to monitor and improve compliance with safety regulations.

     The primary claims we face in our operations are workers' compensation, automobile liability and various general liabilities.
We maintain insurance policies with respect to these claims, but these policies are subject to deductibles for workers' compensation, automobile liability and general liability up to $250,000 per claim. We have umbrella coverage up to a policy limit of $100 million and stop loss coverage of $24.8 million for the 2001-2002 policy period. An independent third party actuarially determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and we reflect those liabilities in our balance sheet as an accrued liability. We continually review these claims and expenses and the appropriateness of the accrued liability.

Suppliers and Materials

     Our clients supply the majority of the raw materials and supplies necessary to carry out our contracted work. We obtain materials and supplies for our own account from independent third-party providers and do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. We have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

     We also use independent contractors to perform portions of our services and to manage work flow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Our contracts with our subcontractors typically contain provisions limiting our obligation to pay the subcontractor if
our client has not paid us.   These provisions may not be available to us
in certain cases.

Competition

     There is no dominant provider in the network infrastructure services industry. The industry is highly fragmented and we compete with other companies in most of the markets in which we operate ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. Despite the current trend toward outsourcing, we also face competition from existing or prospective clients who employ in-house personnel to perform some of the same types of services we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate and, as a result, any organization that had adequate financial resources and access to technical expertise may become one of our competitors. We are, however, one of the few providers with a nationwide comprehensive services offering.

     We believe our clients consider a number of factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. A significant portion of our revenue is currently derived from unit price agreements and price historically has often been the principal factor in determining whether the services provider is awarded the work on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements. We believe our size, nationwide presence, integrated value added service offering, financial strength and reputation provide a competitive advantage in obtaining larger, more complex infrastructure projects and gaining market share in the fragmented infrastructure services industry. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services or that we will be able to maintain or enhance our competitive position.

Regulation

     Our operations are subject to various federal, state and local laws, including:

-  Contractor licensing requirements,
-  Building and electrical codes,
-  Permitting and inspection requirements, and
- Regulations related to labor relations, worker safety, and environmental protection.

     We believe we have all material licenses and permits required to conduct our operations and that we are in substantial compliance with all applicable regulatory requirements.

Employees

     As of December 31, 2001, we had approximately 8,200 team members in North American operations and approximately 2,200 in Brazil. Approximately 300 of our team members are represented by labor unions, principally the Communication Workers of America or the International Brotherhood of Electrical Workers. We believe that our employee relations are good.

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

                              PROPERTIES

     Our corporate headquarters is located in a 60,000 square foot building owned by us in Miami, Florida. Our principal operations are conducted from approximately 200 service facilities, none of which we believe is material to our operations because most of our services are performed in the clients' premises or on public rights of way. In addition, we believe that equally suitable alternative locations are available in all areas where we currently conduct business.

     We also own a substantial amount of machinery and equipment, which at December 31, 2001 had a gross value of $290.6 million (see Note 5 to Notes to Consolidated Financial Statements). This machinery and equipment includes vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes and testing equipment. We obtain our equipment from various third-party vendors, none of which we depend upon, and have not experienced any difficulties in obtaining desired equipment.

                          LEGAL PROCEEDINGS

     We have two lawsuits pending in the U.S. District Court for the Southern District of Florida against Sintel International Corp., a subsidiary of Artcom Technologies, Inc., to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims in Spain against Artcom affiliates totaling approximately $4.0 million. In February 2002, we tentatively settled the breach of contract lawsuit against Sintel International for $180,000 payable to us. On January 29, 2001, subsequent to the filing of our lawsuit against Sintel International under the promisory note, Artcom sued us in the U.S. District Court for the Southern District of Florida, alleging fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conspiracy and violation of the federal and Florida Racketeer Influenced and Corrupt Oragnizations Act. The suit seeks to recover approximately $6.0 million (subject to trebling) that we allegedly received as a result of certain allegedly unauthorized transactions by two former employees of Artcom.

     In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International, has instigated an investigative action with a Spanish federal court commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, a MasTec executive, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($69.5 million at December 31, 2001 exchange rates). The Spanish court is seeking a bond from the subjects of the inquiry in this amount as well as security for the bond. Neither we nor our executives have been served in the action.

     In November 1997, we filed a suit against Miami-Dade County in Florida state court in Miami alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to us under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department, a department of the county. The county has counterclaimed against us seeking unspecified damages.

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. An unopposed motion to stay the action for six months to permit the committee to complete its investigation is pending before the court.

     We are vigorously pursuing and believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.

                          EXECUTIVE OFFICERS

     The following is a list of the names and ages of our executive officers as of March 11, 2002, indicating all positions and offices they hold with us. Our executive officers hold office for one year or until their successors are elected by our Board of Directors.

   Name                     Age    Position
   ---------------------------------------------------------------------
   Austin J. Shanfelter     44     President and Chief Executive Officer
   Jose R. Mas              30     Executive Vice President-Business
                                     Development
   Donald P. Weinstein      37     Executive Vice President and Chief
                                     Financial Officer
   Jose Sariego             47     Senior Vice President and General
                                     Counsel
   Arlene Vargas            35     Vice President and Controller

     Austin J. Shanfelter has been our Chief Executive Officer and President since August 2001. From February until August 2001, Mr. Shanfelter was our Chief Operating Officer. Prior to being named Chief Operating Officer, he served as President of one of our service offerings from January 1997.
Mr. Shanfelter has been in the infrastructure industry since 1981.
Mr. Shanfelter has been a member of the Board of Directors of the Power and Communications Contractors Association (PCCA), an industry trade group, since 1993. He is also the Chairman of the Cable Television Contractors Council of the PCCA. Mr. Shanfelter is also a member of the Society of Cable Television Engineers since 1982 and the National Cable Television Association since 1991.

     Jose R. Mas has been our Executive Vice President-Business Development since September 2001. Mr. Mas has served in a number of capacities at the operating level with us since 1991, most recently as President of one of our service offerings from May 1999 to August 2001.

     Donald P. Weinstein has been our Executive Vice President and Chief Financial Officer since January 2002. From November 1999 to April 2001, Mr. Weinstein was Senior Vice President and Chief Financial Officer of AGL Resources, Inc., a publicly traded energy services holding company, as well as President of the company's telecommunications subsidiary, AGL Networks. From August 1989 to November 1999, Mr. Weinstein was employed by Citizens Communications Co., a telecommunications and utility company, the last two years as Vice President - Planning and Development.

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


                                  Year Ended December 31,
                       ---------------------------------------------
                              2000                    2001
                          High        Low         High        Low
                       ---------------------------------------------
First Quarter           $ 57.52     $ 27.81     $ 24.75     $ 12.26
Second Quarter          $ 58.96     $ 32.63     $ 19.45     $ 11.40
Third Quarter           $ 43.19     $ 27.31     $ 15.42     $  4.30
Fourth Quarter          $ 34.16     $ 19.25     $  6.95     $  3.98



     Holders. As of March 25, 2002, there were 3,259 shareholders of record of the common stock.

     Dividends.   We have not declared cash dividends since our inception
and we do not anticipate paying any cash dividends, but intend instead to retain any future earnings for reinvestment in our business. On February 28, 1997 and June 19, 2000 we effected three-for-two splits of our outstanding shares of common stock by paying each of our shareholders a stock dividend of one share of common stock for every two shares of common stock held by the shareholder on the record date for each split. We paid cash in lieu of fractional shares resulting from the stock splits based on the last sale price as reported on the New York Stock Exchange on the record date. All references in this Annual Report to shares of common stock or share prices have been adjusted to give retroactive effect to the stock splits.

     Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deem relevant. In addition, certain credit agreements to which we are a party restrict us from paying cash dividends or making other distributions on the common stock except in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                         SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data, which
are derived from our audited consolidated financial statements.   The
operating data for 1997 and 1998 includes the results of our Spanish operations, 87% of which we sold effective December 31, 1998. You should read the following selected financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Historical results are not necessarily indicative of results to be expected in the future.

                                       Year Ended December 31,
                         -------------------------------------------------------
                           1997 (1)   1998 (2)    1999       2000       2001
                         -------------------------------------------------------
                            (dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenue                   $ 659,439 $1,048,922 $1,059,022 $1,330,296 $1,222,580
Costs of revenue (2)        495,840    803,112    803,799  1,017,878    988,198
Depreciation          	     17,222     32,288     46,447     52,413     51,707
Amortization                  6,633     11,025      9,701     11,042     10,810
General and administrative
  expenses (2)(7)            82,261    140,472     91,898     98,521    290,040
Interest expense             11,541     29,580     26,673     18,283     20,426
Interest income               1,783      9,093      9,398      4,973      5,775
Other income (expense), net
  (2)(3)(4)(5)(6)(7)          8,332    (38,920)   (10,092)   (25,756)   (14,618)
                          ---------  ---------   --------  ---------  ---------
Income (losses) before
  (provision) benefit for
  income taxes, equity in
  earnings (losses) of
  unconsolidated companies
  and minority interest      56,057      2,618     79,810    111,376   (147,444)
(Provision) benefit for
  income taxes (2)          (20,944)   (12,550)   (33,266)   (45,877)    54,858
Equity in earnings (losses)
  of unconsolidated companies
  and minority interest        (449)    (3,983)    (1,818)      (352)       232
                          ---------   --------   --------   --------  ---------
Net income (loss)         $  34,664   $(13,915)  $ 44,726   $ 65,147  $ (92,354)
                          =========   ========   ========   ========  =========
Basic weighted average common
  shares outstanding (8)     39,690     41,234     41,714     46,390     47,790
Basic earnings (loss)
  per share               $    0.87   $  (0.34)  $   1.07   $   1.40  $   (1.93)
Diluted weighted average
  common shares
  outstanding (8)            40,529     41,234     42,624     48,374     47,790
Diluted earnings (loss)
  per share               $    0.86   $  (0.34)  $   1.05   $   1.35  $   (1.93)


                                                December 31,
                             -------------------------------------------------
Balance Sheet Data:           1997 (1)  1998 (2)    1999      2000      2001
                             -------------------------------------------------
                                             (in thousands)
Working capital               $124,088  $197,587  $169,619  $242,437  $248,062
Property and equipment, net     86,109   137,382   153,527   159,673   151,774
Total assets                   630,224   732,221   728,409   956,345   851,372
Total debt                     149,057   321,832   279,658   209,483   269,749
Total shareholders' equity     223,697   204,273   256,833   500,328   406,803


(1)  Our Brazilian operations began August 1, 1997.
(2) Included in 1998 are severance charges relating to our Spanish operations of $13.4 million, of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses, and a loss of $9.2 million related to the sale of our Spanish subsidiary. Our effective tax rate for the year ended December 31, 1998 was mainly affected by a tax liability of approximately $7.8 million resulting from the sale of 87% of our Spanish subsidiary, the non-deductibility of the amortization of intangibles and the non-deductibility of other expenses. Because of the sale, the balance sheet data as of December 31, 1998 does not include the financial position of our Spanish operations.
(3) Included in 1998 is a charge for payments to operational management of $33.8 million.
(4) Included in 1997 results of operations is a gain of $7.1 million from the partial sale of our interest in an Ecuadorian cellular company.
(5) Included in 1999 is a write-down of $10.2 million related to non-core international assets.
(6) Included in 2000 is a net write-down and other charges of $26.3 million related primarily to non-core assets.
(7) Included in 2001 is a $16.5 million charge in other expense and $193.7 million in selling general and administrative expense for bad debt expense related to clients who filed for bankruptcy protection and for severance charges.
(8) Amounts have been adjusted to reflect the three-for-two stock splits effected on February 28, 1997 and June 19, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

      We are a leading end-to-end communication, broadband and energy infrastructure service provider for a broad range of clients in North America and Brazil.

     We design, build, install, maintain, upgrade and monitor internal and external networks and other facilities for our clients. We are one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients' infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

     Our primary types of contracts with our clients include:

- master service agreements for all specified design, installation and maintenance services within a defined geographic territory,

-  design and installation contracts for specific projects, and

- turnkey agreements for comprehensive design, engineering, installation, procurement and maintenance services.

     The majority of our contracts provide that we will furnish a specified unit of service for a price per unit. We recognize revenue as the related work is performed. A portion of our work during 2001 was performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. We anticipate that percentage-of-completion contracts will constitute a smaller percentage of our total contracts in 2002 as compared to prior years. We also recognize revenue for monitoring services and project management services ratably over the term of the agreement. Clients are billed with varying frequency-weekly, monthly or upon attaining specific milestones.

     We perform a significant portion of our services under master service agreements, which typically are exclusive service agreements to provide all of the client's network requirements up to a specified dollar amount per job within defined geographic areas. These contracts are generally for two to three years but are typically subject to termination at any time upon 90 to 180 days prior notice. Each master service agreement consists of hundreds of individual projects generally valued at less than $100,000 each. These master service agreements are frequently awarded on a competitive bid basis, although clients are often willing to negotiate contract extensions beyond their original terms without re-bidding.
Master service agreements are invoiced on a unit basis as work is completed. In addition, we have a significant number of long-term maintenance and upgrade contracts with our broadband clients that are similar to master service agreements except they typically are not exclusive. Taken together, our master service agreements and master service-like agreements constitute a majority of our contracts by prior years volume.

     We derive a significant amount of our revenue from telecommunications clients. During the latter part of 2000 and all of 2001, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. As a result, we incurred a net loss of $92.4 million for the year ended December 31, 2001, primarily attributable to increases in bad debt expense of $182.2 million during the year. The downturn adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications clients in 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2002. Although we refocused our business on long-time, stable telecommunications and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Additional bankruptcies or further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

Direct costs include:

-  operations payroll and benefits,
-  fuel,
-  subcontractor costs,
-  equipment rental,
-  materials not provided by our clients, and
-  insurance.

     Our clients generally supply materials such as cable, conduit and telephone equipment.

     General and administrative costs include all costs of our management personnel, severance, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance administration, professional costs and clerical and administrative overhead.

     Some of our contracts require performance and payment bonds. Bonding capacity in the infrastructure industry has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to certain contractors. We are currently negotiating our bonding agreements with our carriers. There can be no assurance that we will be able to maintain the same level of bonding capacity in the future, which could adversely impact our ability to seek work from certain clients.

     Contracts often include retainage provisions under which 5% to 10% of the contract price is withheld from us until the work has been completed and accepted by the client. We typically agree to indemnify our clients against adverse claims and warrant the workmanship of our services for specified time periods, usually one year.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, income taxes, and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize revenue and profits as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. If we do not accurately estimate costs, the profitability of such contracts can be affected adversely.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, client concentrations, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Prior to 2001, provisioning for bad debts have averaged approximately $3.0 to $6.0 million annually, as we have not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001, we recorded a bad debt reserve of $182.2 million primarily due to clients that filed for bankruptcy protection.

     Intangibles, long-lived assets and goodwill are recorded at estimated fair value and then amortized on a straight-line basis over periods of between five and 40 years. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some of these events or changes include:

- significant underperformance relative to expected historical or projected future operating results,
- significant changes in the manner of our use of the acquired assets or the strategy for our overall business,
-  significant decline in our stock price for a sustained period, and
-  our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on projected undiscounted cash flows.
In 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), became effective and as a result, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill
in 2002 and an annual impairment review thereafter.   We are currently
evaluating the impact that SFAS No. 142 will have on our financial position or results of operations. However, with the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-down of a portion of our goodwill.

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We may not be able to realize all or part of our deferred tax assets in the future and an adjustment would be charged to income in the period such determination was made.

     Litigation and contingencies are reflected in our consolidated financial statements based on managements' assessment, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

     The following tables state for the periods indicated our consolidated operations in dollar and percentage of revenue terms for 1999, 2000 and 2001 (dollars in thousands):

                                        Year Ended December 31,
                                 1999            2000              2001
                               -------------------------------------------

Revenue                        $1,059,022      $1,330,296       $1,222,580
Costs of revenue                  803,799       1,017,878          988,198
Depreciation                       46,447          52,413           51,707
Amortization                        9,701          11,042           10,810
General and administrative
  expenses                         91,898          98,521          290,040
Interest expense, net of
  interest income                  17,275          13,310           14,651
Other expense, net                (10,092)        (25,756)         (14,618)
                               ----------       ---------        ---------
Income (loss) before (provision)
  benefit for income taxes
  and minority interest            79,810         111,376         (147,444)
(Provision) benefit for
  income taxes                    (33,266)        (45,877)          54,858
Minority interest                  (1,818)           (352)             232
                               ----------       ---------        ---------
Net income (loss)              $   44,726       $  65,147        $ (92,354)
                               ==========       =========        =========

                                        Year Ended December 31,
                                   1999              2000            2001
                                   ------           ------          ------

Revenue                            100.0%           100.0%          100.0%
Costs of revenue                    75.9             76.5            80.8
Depreciation                         4.4              4.0             4.2
Amortization                         0.9              0.8             0.9
General and administrative
  expenses                           8.7              7.4            23.7
Interest expense, net of
  interest income                    1.6              1.0             1.2
Other expense, net                  (1.0)            (1.9)           (1.3)
                                   ------           ------          ------
Income (loss) before (provision)
  benefit for income taxes,
  and minority interest              7.5              8.4           (12.1)
(Provision) benefit for
  income taxes                      (3.1)            (3.4)            4.4
Minority interest                   (0.2)            (0.1)            0.1
                                   ------           ------          ------
Net income (loss)                    4.2%             4.9%           (7.6)%
                                   ======           ======          ======

     Our revenue was $1.2 billion for the year ended December 31, 2001, compared to $1.3 billion for the same period in 2000, representing a decrease of $107.7 million or 8.1%. The decline was primarily due to a reduction in capital expenditures by telecommunications clients and a downturn in the economy generally.

     Our costs of revenue were $988.2 million or 80.8% of revenue for the year ended December 31, 2001, compared to $1.0 billion or 76.5% of revenue for the same period in 2000. In 2001, margins were impacted by under-utilization of personnel, leased equipment and other properties; losses related to our internal network service offerings; and demobilization and redeployment costs, all related to reduced capital spending by telecommunication carriers.

     Depreciation was $51.7 million or 4.2% of revenue for the year ended December 31, 2001, compared to $52.4 million or 4.0% of revenue for the same period in 2000. The decrease in the amount of depreciation expense in 2001 was due primarily to reduced capital expenditures.

     Amortization of goodwill was $10.8 million or 0.9% of revenue for the year ended December 31, 2001, compared to $11.0 million or 0.8% of revenue for the same period in 2000. Beginning January 1, 2002, we will no longer be amortizing goodwill as a result of the adoption of SFAS 142.

     General and administrative expenses were $290.0 million or 23.7% of revenue for the year ended December 31, 2001, compared to $98.5 million or 7.4% of revenue for the same period in 2000. Included in general and administrative expense in 2001 is a reserve for bad debt of $182.2 million related to receivables from clients that have filed for bankruptcy protection or are experiencing financial difficulties and a charge of $11.5 million primarily related to severance for our former president and chief executive officer. Excluding these charges and reserves, general and administrative expenses were $96.3 million or 7.9% of revenue, a reduction of $2.2 million from the prior year.

     Interest expense, net of interest income, was $14.7 million or 1.2% of revenue for the year ended December 31, 2001, compared to $13.3 million or 1.0% of revenue for the same period in 2000. The increase in net interest expense of $1.4 million was due primarily to higher debt balances in 2001.

     Other expense was $14.6 million or 1.3% of revenue for the year ended December 31, 2001, compared to $25.8 million or 1.9% of revenue for the same period in 2000. In 2001, we recorded an impairment charge of $6.5 million related to our equity investment in a client and a $10.0 million write-down of non-core international assets. In 2000, we recognized a net charge of $26.3 million primarily related to write-downs of non-core international assets.

     For the year ended December 31, 2001, our effective tax rate was approximately 37.2%, compared to 41.2% in 2000. The decline in effective rate was due to the nondeductibility of certain expenses which reduced the overall tax benefit in 2001 proportionately more than increased the tax provision in 2000 due to the greater amount of the loss in 2001 compared to the amount of income in 2000.

    Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Our revenue was $1.3 billion for the year ended December 31, 2000, compared to $1.1 billion for the same period in 1999, representing an increase of $271.3 million or 25.6% primarily from organic growth and acquisitions. The increased growth resulted primarily from increased demand for bandwidth by end-users which has spurred increased network construction and upgrades by our clients. We also experienced growth in services provided at central office facilities resulting from regulatory co-location requirements to open central office facilities to new competitors. Revenue generated by our energy service offering decreased because we did not pursue certain less profitable work in an effort to improve margins in the future.

     Our costs of revenue were $1.0 billion or 76.5% of revenue for the year ended December 31, 2000, compared to $803.8 million or 75.9% of revenue for the same period in 1999. In 2000, margins were impacted by adverse weather conditions.

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

     Other expense in 2000 included net write-downs of $26.3 million of international non-core assets. Reflected in other expense, net for the year ended December 31, 1999, are charges related to non-core assets of approximately $13.8 million due to disposal or write-down to net realizable value. We also reserved $1.0 million for a 1994 lawsuit from a predecessor company following a $1.1 million judgment awarded in October 1999. Offsetting these amounts were fees of $4.8 million collected from a telecommunications client related to extensions to the maturity date of a client financing arrangement.

     For the year ended December 31, 2000, our effective tax rate was approximately 41.2%, compared to 41.7% in 1999.

Financial Condition, Liquidity and Capital Resources

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions (including the payment of contingent consideration related to prior acquisitions) and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.

     Net cash provided by operating activities was $54.8 million for the year ended December 31, 2001, compared to $11.9 million used in 2000. The net cash provided by operating activities in 2001 changed in part due to collection of receivables and changes in working capital. In February 2002, we received a $42.9 million income tax refund resulting from losses incurred in 2001.

     We completed a new credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can actually be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest on substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also contains financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations after January 1, 2002 and (b) a fixed charge coverageratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, ten and eleven consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive calendar months ending on or after December 31, 2002. Failure to achieve certain results could cause us not to meet these covenants. There can be no assurance that we will meet these covenant tests. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility and we may be required to sell assets for less than their carrying value to repay this indebtedness. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us. In addition, a deterioration in the quality of our receivables or work in process will reduce availability under our credit facility.

     Our North American operations typically are seasonally slower in the first quarter of the year primarily as the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Because our new credit facility measures the fixed charge coverage ratio described above for the first time during the seasonally slower first quarter of 2002, a delay or reduction in our client's capital expenditures in the first quarter of 2002 from those projected could affect our ability to meet the required coverage ratio.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.8 million is outstanding. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     During the year ended December 31, 2001, we invested $35.4 million primarily in our fleet to replace or upgrade equipment, $8.5 in technology enhancement and $11.5 million primarily to acquire an additional 36.5% interest in our Brazilian operations. During 2001, our financing activities primarily consisted of borrowings under our credit facility to fund working capital needs.

     The following table sets forth our contractual commitments as of December 31, 2001 (in thousands):

                                   Less than                          After 5
Contractual Obligations  Total       1 year   1-3 years  4-5 years     years
------------------------------------------------------------------------------
Long-term debt          $195,832    $     -    $     -    $	 -   $195,832
Other obligations	   3,070      1,746      1,324           -          -
Obligations related to
  acquisitions(1)         21,246     21,246          -           -          -
Obligations related to
  severance(2)             7,250      7,250          -           -          -
Capital leases               847        596        251           -          -
Operating leases          36,597     12,874     17,871       5,058        794
                        --------    -------    -------      ------   --------
Total                   $264,842    $43,712    $19,446      $5,058   $196,626
                        ========    =======    =======      ======   ========

(1)  Primarily related to contingent consideration for acquisitions.
(2)  Severance for our former president and chief executive officer.


                          Total
Other Commercial        Amounts   Less than                      Over 5
Commitments            Committed   1 year    1-3 years 4-5 years  years
------------------------------------------------------------------------
Credit facility          $70,000    $    -    $    -    $    -   $70,000
Standby letters of
  credit                   7,024     7,024         -         -         -
                         -------    ------    ------    ------   -------
Total                    $77,024    $7,024    $    -    $    -   $70,000
                         =======    ======    ======    ======   =======

Seasonality

     Our North America operations typically are seasonally slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in local currency from our Brazilian operations is not expected to fluctuate seasonally.

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Our Brazilian operations may be exposed to risks associated with high inflation.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While we will be subject to most provisions of SFAS No. 142 beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, became subject to the statement immediately.

     We are currently evaluating the impact that SFAS No. 142 will have on our financial position or results of operations. However, with the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-down of a portion of our goodwill.

     In October 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002.



     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	See Notes 1 and 6 of Notes to Consolidated Financial Statements for disclosures about market risk.

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                Page

Report of Independent Certified Public Accountants .............  19

Consolidated Statements of Operations for the Three
  Years Ended December 31, 2001 ................................  20

Consolidated Balance Sheets as of December 31,
  2000 and 2001 ................................................  21

Consolidated Statements of Changes in Shareholders'
  Equity for the Three Years Ended December 31, 2001 ...........  22

Consolidated Statements of Cash Flows for the Three
  Years Ended December 31, 2001 ................................  23

Notes to Consolidated Financial Statements .....................  25

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
    Shareholders of MasTec, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of MasTec, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers  LLP

Miami, Florida
February 18, 2002

                            MASTEC, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts)


                                           Year Ended December 31,
                                       1999         2000         2001
                                    ----------   ----------   ----------
Revenue                             $1,059,022   $1,330,296   $1,222,580
Costs of revenue                       803,799    1,017,878      988,198
Depreciation                            46,447       52,413       51,707
Amortization                             9,701       11,042       10,810
General and administrative expenses     91,898       98,521      290,040
Interest expense                        26,673       18,283       20,426
Interest income                          9,398        4,973        5,775
Other expense, net                     (10,092)     (25,756)     (14,618)
                                    ----------    ---------   ----------
Income (loss) before (provision)
  benefit for income taxes and
  minority interest                     79,810      111,376     (147,444)
(Provision) benefit for income taxes   (33,266)     (45,877)      54,858
Minority interest                       (1,818)        (352)	     232
                                    ----------    ---------   ----------
Net income (loss)                   $   44,726    $  65,147   $  (92,354)
                                    ==========    =========   ==========
Basic weighted average common
   shares outstanding                   41,714       46,390       47,790
Basic earnings (loss) per share     $     1.07    $    1.40   $    (1.93)

Diluted weighted average common
  shares outstanding                    42,624       48,374       47,790
Diluted earnings (loss) per share   $     1.05    $    1.35   $    (1.93)


The accompanying notes are an integral part of these consolidated financial statements.

                             MASTEC, INC.

                     CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                                     December 31
                                               -----------------------
                                                  2000          2001
                                               ----------    ---------
          Assets
Current assets:
  Cash and cash equivalents                    $  18,457     $  48,478
  Accounts receivable, unbilled revenue and
    retainage, net                               392,585       251,715
  Inventories                                     19,643        25,697
  Income tax refund receivable                         -        44,904
  Other current assets                            23,079        23,078
                                               ---------     ---------
     Total current assets                        453,764       393,872

  Property and equipment, net                    159,673       151,774
  Intangibles, net                               262,398       264,826
  Other assets	                                  80,510        40,900
                                               ---------     ---------
     Total assets                              $ 956,345     $ 851,372
                                               =========     =========


         Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of debt                   $   3,323     $   1,892
  Accounts payable                                85,797        75,508
  Other current liabilities                      122,207        68,410
                                               ---------     ---------
     Total current liabilities                   211,327       145,810
                                               ---------     ---------
Other liabilities                                 38,530        30,902
                                               ---------     ---------
Long-term debt                                   206,160       267,857
                                               ---------     ---------

Commitments and contingencies

Shareholders' equity:
  Common stock                                     4,770         4,791
  Capital surplus                                346,099       348,022
  Retained earnings                              166,350        73,996
  Foreign currency translation adjustments       (16,891)      (20,006)
                                               ---------     ---------
     Total shareholders' equity	                 500,328       406,803
                                               ---------     ---------
     Total liabilities and shareholders' equity	$956,345      $851,372
                                               =========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                               MASTEC, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (In thousands)

                                 Common Stock                       Foreign            Accumulated
                                --------------                      Currency              Other
                                                Capital   Retained Translation         Comprehensive
                                Shares  Amount  Surplus   Earnings Adjustments   Total    Income
                                ------  ------  --------  -------- ----------- -------- -----------
Balance December 31, 1998       41,073  $4,107  $148,110  $ 56,477  $ (4,421)  $204,273  $ 52,056
Net income                           -       -         -    44,726         -     44,726    44,726
Foreign currency translation
 adjustment                          -       -         -         -   (11,571)   (11,571)  (11,571)
Stock issued, primarily for
 acquisitions and stock
 options exercised               1,277     128    17,344         -         -     17,472         -
Tax benefit resulting from
 stock option plan                   -       -     1,933         -         -      1,933         -
                                ------- ------  --------  --------  ---------  --------  --------
Balance December 31, 1999       42,350  $4,235  $167,387  $101,203  $(15,992)  $256,833  $ 85,211
Net income                           -       -         -    65,147         -     65,147    65,147
Foreign currency translation
 adjustment                          -       -         -         -      (899)      (899)     (899)
Stock issued, primarily for
 acquisitions and stock
 options exercised               5,352     535   173,804         -         -    174,339         -
Tax benefit resulting from
 stock option plan                   -       -     4,908         -         -      4,908         -
                                ------  ------  --------  --------  --------   --------  --------
Balance December 31, 2000       47,702  $4,770  $346,099  $166,350  $(16,891)  $500,328  $149,459
Net loss                             -       -         -   (92,354)        -    (92,354)  (92,354)
Foreign currency translation
 adjustment                          -       -         -         -    (3,115)    (3,115)   (3,115)
Stock issued, primarily for
 acquisitions and stock
 options exercised                 203      21     1,923         -         -      1,944         -
                                ------  ------  --------  --------  --------   --------  --------
Balance December 31, 2001  	47,905  $4,791  $348,022  $ 73,996  $(20,006)  $406,803  $ 53,990
                                ======  ======  ========  ========  ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                               MASTEC, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                                Year Ended December 31,
                                             ------------------------------
                                               1999       2000       2001
                                             --------   --------   --------
Cash flows from operating activities:
  Net income (loss)                          $ 44,726   $ 65,147   $(92,354)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization              56,148     63,455     62,517
    Minority interest                           1,818        352       (232)
    Gain on sale of assets	                    -       (450)      (863)
    Bad debts related to bankrupt clients           -          -    182,200
    Write-down of assets                        9,798     23,024     16,500
    Changes in assets and liabilities net
      of effect of acquisitions:
      Accounts receivable, unbilled revenue
        and retainage, net                      5,707   (109,470)   (17,121)
      Inventories                               4,527     (4,347)    (5,807)
      Income tax refund receivable                  -          -    (44,904)
      Other assets, current and non-current
        portion	                               (5,909)   (56,665)      (525)
      Accounts payable	                       (2,858)    (1,433)    (3,701)
      Other liabilities, current and
        non-current portion                     6,178      8,516    (40,898)
                                             --------   --------   --------
Net cash provided by (used in)
  operating activities	                      120,135    (11,871)    54,812
                                             --------   --------   --------
Cash flows from investing activities:
  Capital expenditures	                      (69,507)   (52,638)   (43,915)
  Cash paid for acquisitions and
    contingent consideration,
    net of cash acquired                      (18,706)   (55,303)   (30,313)
  Investments in unconsolidated companies and
    distribution to joint venture partner     (25,528)    (4,900)   (11,450)
  Repayment of notes receivable	               15,667      1,100          -
  Net proceeds from sale of assets             27,791     54,065      2,336
                                             --------   --------   --------
Net cash used in investing activities         (70,283)   (57,676)   (83,342)
                                             --------   --------   --------
Cash flows from financing activities:
  Proceeds (repayments) from revolving
    credit facilities, net                    (45,384)   (71,538)    58,645
  Proceeds from issuance of common stock        6,593    133,695      1,146
                                             --------   --------   --------
Net cash (used in) provided by financing
  activities                                  (38,791)    62,157     59,791
                                             --------   --------   --------
Net increase (decrease) in cash and cash
  equivalents                                  11,061     (7,390)    31,261
Net effect of translation on cash              (3,290)    (1,788)    (1,240)
Cash and cash equivalents--beginning
  of period                                    19,864     27,635     18,457
                                             --------   --------   --------
Cash and cash equivalents--end of period     $ 27,635   $ 18,457   $ 48,478
                                             ========   ========   ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                   $ 25,510   $ 18,042   $ 20,115
                                             ========   ========   ========
  Income taxes	                             $  9,726   $ 44,618   $ 10,016
                                             ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                MASTEC, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

     During the year ended December 31, 1999, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired excluding goodwill totaled $3.75 million and was comprised primarily of $7.0 million of accounts receivable, $2.4 million of property and equipment, $0.68 million of other assets and $0.27 million in cash, offset by $6.6 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $7.4 million and was allocated to goodwill. The total purchase price of $11.2 million was primarily paid in cash. We also issued 0.53 million shares of common stock with a value of $11.3 million related to the payment of contingent consideration from earlier acquisitions. Of the $11.3 million, $2.3 million was recorded as a reduction of other current liabilities and $9.0 million as additional goodwill. Additionally, $7.8 million of contingent consideration was paid in cash and was recorded as goodwill.

     During the year ended December 31, 2000, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets acquired excluding goodwill totaled $16.2 million and was comprised primarily of $26.9 million of accounts receivable, $9.4 million of property and equipment, $1.1 million of other assets and $5.8 million in cash, offset by $27.0 million of assumed liabilities. The excess of the purchase price over the net assets acquired was $73.4 million and was allocated to goodwill. The total purchase price of $89.6 million was paid by issuing $36.5 million of common stock (0.6 million shares) and notes and $53.1 million in cash. We also issued 207,171 shares of common stock with a value of $15.8 million related to the payment of contingent consideration from earlier acquisitions. Of the $15.8 million, $0.2 million was recorded as a reduction of other current liabilities and $15.6 million as additional goodwill. Additionally, $8.0 million of contingent consideration was paid in cash and was recorded as goodwill.

     During the year ended December 31, 2001, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $2.6 million and was comprised primarily of $3.0 million of accounts receivable, $2.0 million of property and equipment, $0.5 million of other assets and $0.2 million in cash, offset by $3.1 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.7 million and was allocated to goodwill. The total purchase price of $5.3 million is comprised of $4.0 million in cash and the balance in seller financing. We also paid approximately $25.9 million related to contingent consideration from earlier acquisitions of which $0.6 million was reflected as additional goodwill and $25.3 million reflected as a reduction in other current liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Nature of the Business and Summary of Significant Accounting
Policies

     We are a leading end-to-end communication, broadband and energy infrastructure service provider for a broad range of clients in North America and Brazil.

     We design, build, install, maintain, upgrade and monitor internal and external networks and other facilities for our clients. We are one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients' infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

     A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     Management estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, income taxes, and litigation and contingencies.
We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Comprehensive income (loss). As reflected in the consolidated statements of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, client concentrations, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

     Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting of approximately 910,000 and 1,984,000 at December 31, 1999 and 2000, respectively. Included in the diluted earnings per share computation are approximately 167,000 shares for the year ended December 31, 2000, to be issued in connection with an acquisition of a network
service provider.   Potentially dilutive shares as of December 31, 2001
totaling 199,000 shares were not included in the diluted per share calculation because their effect would be anti-dilutive as we incurred a loss that year. Accordingly, for 2001 diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2000 and 2001, we had cash and cash equivalents denominated in Brazilian reals that translate to approximately $6.0 million and $4.0 million, respectively.

     Inventories. Inventories (consisting principally of materials and supplies) are carried at the lower of first-in, first-out cost or market.

     Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense.

     Intangibles and other long lived assets. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period ranging from 5 to 40 years, with a weighted average amortization period of 33 years. At December 31, 2000 and 2001, we had recorded intangibles primarily consisting of goodwill of $262.4 million and $264.8 million, respectively (net of accumulated amortization of $35.5 million in 2000 and $46.3 million in 2001). As of December 31, 2001, we reflected in other current liabilities additional consideration related to earnouts for acquisitions completed in prior years of approximately $19.4 million, which we expect will be paid primarily during the first six months of 2002.

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

     Accrued insurance. We maintain insurance policies subject to deductibles of $250,000 per occurrence for certain property and casualty and worker's compensation claims and, accordingly, accrue the estimated losses. As of December 31, 2001, we have an aggregate stop loss coverage of $24.8 million and our insurance accrual is reflected in current and non-current liabilities.

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

     Stock based compensation. We adopted the disclosure provision of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation (see Note 8).

     Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. Long-term debt is carried at face value less unamortized discount. The fair value of our 7.75% senior subordinated notes was approximately $163.7 million at December 31, 2001. We use letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

     New pronouncements.  In July 2001, the Financial Accounting
Standards Board (the "FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. While we will be subject to most provisions of SFAS No. 142 beginning January 1, 2002, goodwill and intangible assets acquired after June 30, 2001, became subject to the statement immediately.

     We are currently evaluating the impact that SFAS No. 142 will have on our financial position or results of operations. However, with the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-down of a portion of our goodwill.

     In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002.

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

     Investing Activities.  Since January 1, 2000, we have completed
15 acquisitions and increased our ownership in our Brazilian operations during 2001. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations of acquired companies have been included in our consolidated results of operations from their respective acquisition dates. If the acquisitions had been made at the beginning of 2000 or 2001, pro forma results of operations would not have differed materially from actual results based on historical performance prior to their acquisition by us. The most significant adjustments to the balance sheet resulting from these acquisitions are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows. Common stock issued in acquisitions is valued based upon the market price of the common stock around the date of purchase or the date the purchase price is determined. Certain agreements include provisions for contingent payments, depending on future performance. If future performance thresholds are met, goodwill is adjusted for the amount of such payments.

Note 2 - Liquidity

     We derive a significant amount of our revenue from tele-communications clients. During the latter part of 2000 and all of 2001, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. As a result, we incurred a net loss of $92.4 million for the year ended December 31, 2001, primarily attributable to increases in bad debt expense of $182.2 million during the year. The downturn adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications clients in 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2002. Although we refocused our business on long-time, stable telecommunications and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Additional bankruptcies or further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions (including the payment of contingent consideration related to prior acquisitions) and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.

     As discussed in Note 6 to the Consolidated Financial Statements, we completed a new five-year credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can actually be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable which can result in borrowing availability of less than the full amount of the facility. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collaterized by a first priority security interest on substantially all of our assets and a pledge of the stock of our operating subsidiaries.

     The credit facility contains financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002 and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, ten and eleven consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002.

     Our North American operations typically are seasonally slower in the first quarter of the year primarily as the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Because our new credit facility measures the fixed charge coverage ratio described above for the first time during the seasonally slower first quarter of 2002, a delay or reduction in our client's capital expenditures in the first quarter of 2002 from those projected could affect our ability to meet the required coverage ratio.

     There can be no assurance that we will meet these covenant tests. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure or replace the credit facility, we could be in default under the facility and could be required to seek alternative sources of financing to conduct our business. There can be no assurances that such financing would be available at all or on terms favorable to us. Alternatively, we may be required to sell assets for less than their carrying value to repay required obligations or meet our liquidity requirements.

Note 3 - Other assets and liabilities

    Other current assets as of December 31, 2000 and 2001 of $23.1 million for each year consists primarily of miscellaneous short-term receivables, security deposits and prepaids.

     Other non-current assets consists of the following as of December 31, 2000 and 2001(in thousands):

                                                  2000      2001
                                                -------   -------
   Long-term receivables, including retainage   $45,822   $12,236
   Non-core investments                          19,589    10,132
   Real estate held for sale                      5,473     5,473
   Deferred finance costs                         3,131     2,616
   Cash surrender value of insurance policies     1,594     1,774
   Non-compete agreement                          1,835     1,323
   Other                                          3,066     7,346
                                                -------   -------
   Total                                        $80,510   $40,900
                                                =======   =======


     Other current and non-current liabilities consists of the following as of December 31, 2000 and 2001 (in thousands):

Current liabilities                      2000         2001
-----------------------------------     --------    -------
Obligations related to acquisitions     $ 38,493    $21,246
Accrued compensation                      33,461     20,727
Accrued insurance                          9,434     10,448
Accrued severance                              -      7,250
Accrued interest                           6,458      6,819
Other                                     34,361      1,920
                                        --------    -------
Total                                   $122,207    $68,410
                                        ========    =======

Non-current liabilities                   2000        2001
-----------------------------------     --------    -------
Accrued insurance                       $ 12,747    $15,626
Net deferred tax liability                 9,039     10,011
Minority interest                         16,150      2,170
Other                                        594      3,095
                                        --------    -------
Total                                   $ 38,530    $30,902
                                        ========    =======

Note 4 - Accounts Receivable

     Accounts receivable is presented net of an allowance for doubtful accounts of $9.7 million, $11.0 million, and $20.0 million at December
31, 1999, 2000 and 2001, respectively. We recorded a provision for doubtful accounts of $4.7 million, $6.6 million and $185.5 million during 1999, 2000 and 2001, respectively. In addition, we recorded write-offs of $2.3 million, $5.3 million and $176.8 million during 1999, 2000 and 2001, respectively.

     Accounts receivable includes retainage, which has been billed but is not due until completion of performance and acceptance by clients, and claims for additional work performed outside original contract terms. Retainage aggregated $24.6 million and $18.2 million at December 31, 2000 and 2001, respectively. Retainage is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

     Included in accounts receivable is unbilled revenue of $98.8 million and $66.4 million at December 31, 2000 and 2001, respectively. Such unbilled amounts represent work performed but not billable to clients as per individual contract terms, of which $23.2 million and $7.9 million at December 31, 2000 and 2001, respectively, are related to our Brazilian operations. Unbilled revenue is typically billed within one to two months.

     Certain of our clients, primarily competitive telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. We review all our clients on a regular basis, and as a result we recognized bad debt expense of $182.2 million for these clients for the year ended December 31, 2001. Should additional clients file for bankruptcy or experience difficulties, or should other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

Note 5 - Property and Equipment

     Property and equipment is comprised of the following as of December 31, 2000 and 2001 (in thousands):

                                                        Estimated
                                                       Useful Lives
                                    2000        2001    (In Years)
                                  --------    --------
Land                              $  6,892    $  6,892
Buildings and improvements          12,624      12,953     5 -30
Machinery and equipment            268,969     290,606     3 -10
Office furniture and equipment      18,734      29,544     3 - 5
                                  --------    --------
                                   307,219     339,995
Less-accumulated depreciation     (147,546)   (188,221)
                                  --------    --------
                                  $159,673    $151,774
                                  ========    ========


Note 6 - Debt

Debt is comprised of the following at December 31, 2000 and 2001
(in thousands):

                                                        2000        2001
                                                      --------    --------
Revolving credit facility at LIBOR plus 1.0% for
  2000 and 2.25% for 2001 (7.64% at December 31,
  2000 and 4.18% at December 31, 2001)                $  7,000    $ 70,000
Notes payable for equipment, at interest rates
  from 7.5% to 8.5% due in installments through
  the year 2004                                          6,678       3,917
7.75% senior subordinated notes due February 2008      195,805     195,832
                                                      --------    --------
Total debt                                             209,483     269,749
Less current maturities                                 (3,323)     (1,892)
                                                      --------    --------
Long-term debt                                        $206,160    $267,857
                                                      ========    ========

          We completed a new credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can actually be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, and which can result in borrowing availability of less than the full amount of the facility. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest on substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds. As of December 31, 2001, we had outstanding $7.0 million in standby letters of credit.

     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. The credit facility also contains financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations after January 1, 2002 and (b) a fixed charge coverageratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, ten and eleven consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive calendar months ending on or after December 31, 2002. Failure to achieve certain results could cause us not to meet these covenants. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility and we may be required to sell assets for less than their carrying value to repay this indebtedness. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us. In addition, a deterioration in the quality of our receivables or work in process will reduce availability under our credit facility.


     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.8 million is outstanding. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

Note 7 -  Lease Commitments

     We have operating lease agreements for our premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense for the years ended December 31, 2000 and 2001 was approximately $14.4 million and $19.0 million, respectively.

     Minimum future lease commitments under non-cancelable operating leases in effect at December 31, 2001 were as follows(in thousands):

     2002 ......................... $ 12,874
     2003 .........................   10,629
     2004 .........................    7,242
     2005 .........................    3,164
     2006 .........................    1,894
     Thereafter ...................      794
                                    --------
     Total minimum lease payments.. $ 36,597
                                    ========

Note 8 -  Retirement and Stock Option Plans

     We have a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. We currently match in stock 50% of the employee contributions up to 2% of their gross salary and may make discretionary contributions in amounts determined by the Board of Directors. Our matching contributions charged to earnings were approximately $547,000, $2,077,000 and $1,997,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

     Under these plans there were a total of 1,030,055, 2,028,798 and 1,118,253 options available for grant at December 31, 1999, 2000 and 2001, respectively. In addition, there are 292,100 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $2.56 to $17.67 with terms up to 10 years. We also have a non-qualified stock purchase plan under which eligible employees may purchase common stock through payroll deductions or in a lump sum at a 15% discount from fair market value.

     The following is a summary of all stock option transactions:

                                            Weighted      Weighted Average
                                 Stock   Average Exercise  Fair Value of
                                Options       Price       Options Granted
                               ---------  --------------  ---------------
Outstanding December 31, 1998   3,943,656      $12.21
Granted                         2,774,933       21.77         $10.69
Exercised                        (610,604)      10.81
Canceled                         (252,045)      14.84
                                ---------      ------
Outstanding December 31, 1999   5,855,940       16.81
Granted                           711,820       32.28         $20.39
Exercised                        (584,794)      10.98
Canceled                         (151,604)      20.44
                                ---------      ------
Outstanding December 31, 2000   5,831,362       19.07
Granted                         1,341,794       10.88         $ 7.79
Exercised                          (7,693)      11.26
Canceled                         (440,076)      23.15
                                ---------      ------
Outstanding December 31, 2001   6,725,387      $17.18
                                =========      ======


The following table summarizes information about stock options outstanding at December 31, 2001:


                    Stock Options Outstanding     Options Exercisable
                 -------------------------------  -------------------
                               Weighted
                               Average   Weighted            Weighted
   Range of       Number of   Remaining  Average   Number of  Average
   Exercise      Stock Stock Contractual Exercise   Stock    Exercise
    Prices        Options       Life     Price     Options    Price
--------------    ---------   --------  --------  ---------  --------
$ 2.56 -  2.56       45,000     2.19    $  2.56      45,000    $ 2.56
  3.53 -  4.78      318,076     4.97       4.50     141,076      4.72
  5.18 -  7.73      158,390     5.01       5.99      79,890      5.90
  9.75 - 14.06    2,812,137     6.08      12.68   1,767,576     13.05
 14.17 - 21.25    2,070,154     7.30      18.85   1,692,991     19.07
 25.58 - 37.96    1,273,130     5.29      28.49     533,676     28.03
 39.91 - 45.08       48,500     5.39      43.24      16,168     43.24
                  ---------   --------  --------  ---------  --------
$ 2.56 - 45.08    6,725,387     6.20    $ 17.18   4,276,377    $16.90
                  =========   ========  ========  =========  ========

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employees' stock options.
Pursuant to APB No. 25, no compensation  cost has been recognized.

     We have reflected below the 1999, 2000 and 2001 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock- Based Compensation." The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 2000 and 2001, respectively: a six, five and five year expected life; volatility factors of 41%, 60% and 79%; risk-free interest rates of 5.9%, 5.75% and 3.50%; and no dividend payments.

                                     1999         2000         2001
                                    -------     -------     ---------
Net income (loss) (in thousands):
As reported                         $44,726     $65,147     $( 92,354)
                                    =======     =======     =========
Pro forma                           $32,980     $41,707     $(106,944)
                                    =======     =======     =========
Basic earnings (loss) per share:
As reported                         $  1.07     $  1.40     $   (1.93)
Pro forma                              0.79     $  0.90     $   (2.24)
Diluted earnings (loss) per share:
As reported                         $  1.05     $  1.35     $   (1.93)
Pro forma                           $  0.77     $  0.86     $   (2.24)


Note 9  -  Income Taxes

     The provision (benefit) for income taxes consists of the following (in thousands):

                             1999         2000          2001
                           --------     --------     ---------
Current:
  Federal                  $ 32,069     $ 36,669     $ (46,068)
  Foreign                       214          354           220
  State and local             3,770        7,873        (9,729)
                           --------     --------     ---------
                             36,053       44,896       (55,577)
                           --------     --------     ---------
Deferred:
  Federal                    (5,889)         727           508
  Foreign                     1,740            -             -
  State and local             1,362          254           211
                           --------     --------     ---------
                             (2,787)         981           719
                           --------     --------     ---------
Provision (benefit) for
  income taxes             $ 33,266     $ 45,877     $ (54,858)
                           ========     ========     =========

     The tax effects of significant items comprising our net deferred tax liability as of December 31, 2000 and 2001 are as follows
(in thousands):

                                     2000        2001
                                   -------     -------
Deferred tax assets:
   Non-compete                     $ 6,661     $ 6,211
   Bad debts                         4,400       6,710
   Accrued self insurance            6,526       7,484
   Operating loss and tax credit
     carry forward                     766         974
   All other                         4,087       2,674
                                   -------     -------
Total deferred tax assets           22,440      24,053
                                   -------     -------
Deferred tax liabilities:
   Accounts receivable retainage    12,092      10,187
   Property and equipment           12,755      15,946
   Basis differences in acquired
     assets                          1,968       2,027
   All other                         4,664       5,904
                                   -------     -------
Total deferred tax liabilities      31,479      34,064
                                   -------     -------
Net deferred tax liability         $(9,039)   $(10,011)
                                   =======    ========

     The net deferred tax liability includes deferred items resulting from acquisitions made during the period which are not reflected as part of the deferred tax provision. Certain of the acquired entities were S corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisitions are the responsibility of the respective shareholders.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                   1999       2000       2001
                                   -----      -----     ------
U.S. statutory federal rate
  applied to pretax income          35%        35%       (35)%
State and local income taxes         4          5         (4)
Amortization of intangibles          2          1          1
Non-deductible expenses              2          1          1
Other                               (1)        (1)         -
                                   -----      -----     ------
Provision (benefit) for
  income taxes                      42%        41%       (37)%
                                   =====      =====     ======

     The Internal Revenue Service ("IRS") examined our federal income tax returns for the years ended December 31, 1995 and 1996. The IRS has agreed not to audit the years ended December 31, 1997 and 1998. The IRS is currently auditing the year ended December 31, 1999. Assessments made for the years 1995 through 1996 are presently being negotiated at the appellate level. We believe we have legal defenses to reduce the proposed deficiency, although there can be no assurance in this regard. We believe that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial statements.

Note 10  -  Capital Stock

     We have authorized 100,000,000 shares of common stock, $0.10 par value. At December 31, 2000 and 2001, approximately 47,702,000 shares and 47,905,000 shares, respectively, of common stock were issued and outstanding. At December 31, 2000 and 2001, we had 5,000,000 shares of authorized but unissued preferred stock.

Note 11 - Operations by Geographic Areas and Segments

     We operate  in one reportable segment as a specialty contractor.
We provide engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide underground locating services to various utilities and provide construction and maintenance services to electrical and other utilities. All of our operating units have been aggregated into one reporting segment due to their similar customer bases, products and production methods and distribution methods. We also operate in Brazil through an 87.5% joint venture which we consolidate net of a 12.5% minority interest after tax. Our Brazilian operations perform similar services and for the year ended December 31, 1999, 2000 and 2001 had revenue of $55.2 million, $55.3 million and $57.9 million, respectively. Total assets for Brazil totaled as of December 31, 1999, 2000, and 2001, $52.6 million, $48.8 million and $33.9 million, respectively.

Note 12 - Commitments and Contingencies

     We have two lawsuits pending in the U.S. District Court for the Southern District of Florida against Sintel International Corp., a subsidiary of Artcom Technologies, Inc., to recover more than $5.0 million due under a promissory note and for breach of contract. We are also pursuing other claims in Spain against Artcom affiliates totaling approximately $4.0 million. In February 2002, we tentatively settled the breach of contract lawsuit against Sintel International for $180,000 payable to us. On January 29, 2001, subsequent to the filing of our lawsuit against Sintel International under the promisory note, Artcom sued us in the U.S. District Court for the Southern District of Florida, alleging fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conspiracy and violation of the federal and Florida Racketeer Influenced and Corrupt Oragnizations Act. The suit seeks to recover approximately $6.0 million (subject to trebling) that we allegedly received as a result of certain allegedly unauthorized transactions by two former employees of Artcom.

     In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International, has instigated an investigative action with a Spanish federal court commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, a MasTec executive, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($69.5 million at December 31, 2001 exchange rates). The Spanish court is seeking a bond from the subjects of the inquiry in this amount as well as security for the bond. Neither we nor our executives have been served in the action.

     In November 1997, we filed a suit against Miami-Dade County in Florida state court in Miami alleging breach of contract and seeking damages exceeding $3.0 million in connection with the county's refusal to pay amounts due to us under a multi-year agreement to perform road restoration work for the Miami-Dade Water and Sewer Department, a department of the county. The county has counterclaimed against us seeking unspecified damages.

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. An unopposed motion to stay the action for six months to permit the committee to complete its investigation is pending before the court.

     We are vigorously pursuing and believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal course of business, none of which we believe is material to our financial position or results of operations.

Note 13 - Other Expense, net

     For the year ended December 31, 1999, other expense, net is comprised primarily of a write-down, based on the results of an analysis performed by management on the carrying value of certain of our international non-core assets, of $10.2 million, a $3.6 million loss on the sale of a non-core business and parcels of non-core real estate, $1.0 million litigation reserve for a 1994 lawsuit from a predecessor company offset by other income of $4.8 million from a customer related to extensions to the maturity date of a vendor financing agreement.

     For the year ended December 31, 2000 other expense, net is comprised primarily of a $26.3 million write-down of certain non-core international assets resulting from management's review of the carrying value of such assets.

     For the year ended December 31, 2001 other expense, net is comprised primarily of an impairment charge of $6.5 million related to our equity investment in a client and a $10.0 million write-down of non-core international assets.

Note 14 - Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for the two years ended December 31, 2001. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000 and 2001.

                                     2000                                 2001
                                Quarter Ended                         Quarter Ended
                    --------------------------------------  -------------------------------------
                     Mar 31    Jun 30    Sep 30    Dec 31   Mar 31    Jun 30     Sep 30    Dec 31
                    --------  --------  --------  --------  --------  --------  --------  -------
                                        (in thousands, except per share data)

Revenue             $272,694  $297,697  $382,279  $377,626  $337,212  $330,220  $302,243  $252,905
Net income (loss)   $ 11,477  $ 21,342  $ 25,088  $  7,239  $  3,297  $ (2,162) $(75,241) $(18,247)
Basic earnings
  (loss) per share  $   0.26  $   0.46  $   0.53  $   0.15  $   0.07  $  (0.05) $  (1.57) $  (0.38)
Diluted earnings
  (loss) per share  $   0.25  $   0.44  $   0.51  $   0.15  $   0.07  $  (0.05) $  (1.57) $  (0.38)

     In the second quarter of 2000, we recorded a net gain of $2.5 million from the sale of a non-core asset offset by write-downs related to other non-core assets net of tax or $0.05 per share.

     In the third quarter of 2000, we recorded a severance charge of $1.0 million net of tax or $0.02 per share.

     In the fourth quarter of 2000, we recorded a $17.3 million charge primarily to write-down certain non-core international assets net of tax or $0.35 per share.

     In the first quarter of 2001, we recorded a reserve of $13.1 million, net of tax or $0.27 per share primarily due to clients filing for bankruptcy protection.

     In the second quarter of 2001, we recorded a reserve of $9.6 million, net of tax or $0.20 per share primarily due to clients filing for bankruptcy protection.

     In the third quarter of 2001, we recorded charges of $81.0 million, net of tax or $1.70 per share due to reserves relating to receivables, a write-down of non-core international assets and severance expense.

     In the fourth quarter of 2001, we recorded charges of $23.8 million, net of tax or $0.50 per share due to reserves relating to receivables.

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.


         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is included in this Annual Report under the caption "Executive Officers." Information regarding our directors and nominees for directors will be contained in our proxy statement relating to the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange
Commission on or before April 30, 2002 (the "Proxy Statement"), and is incorporated in this Annual Report by reference.


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

     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.	Financial Statements - The financial statements and the report of our Certified Public Accountants are listed on pages 20 through 35.

     2. Financial Statements Schedules - The financial statement schedule information required by Item 14(a)(2) is included as part of "Note 4 - Accounts Receivable" of the Notes to Consolidated Financial Statements.

     3. Exhibits including those incorporated by reference:


Exhibit
  No. 		Description
------  ------------------------------------------------------------

3.1	Articles of Incorporation, filed as Appendix B to our definitive
        Proxy Statement for our 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange
        Commission on April 14, 1998, and incorporated by reference herein.

3.2	By-laws, filed as Exhibit 3.2 to our Form 8-K dated May 29, 1998 and filed with the Commission on June 26, 1998, and incorporated by reference herein.

4.1 7.75 % Senior Subordinated Notes Due 2008 Indenture dated as of February 4, 1998, filed as Exhibit 4.2 to our Registration Statement on Form S-4 (file no. 333-46361) and incorporated by reference herein.

10.1 Stock Option Agreement dated March 11, 1994 between MasTec and Arthur B. Laffer, filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.2*	Revolving Credit and Security Agreement dated as of January 22,
        2002 between MasTec, certain of its subsidiaries, and Fleet Financial Corporation as agent.

10.3*	Assumption and Amendment Agreement to Revolving Credit and
        Security Agreement dated February 7, 2002.

10.4	1994 Stock Option Plan for Non-employee Directors filed as an
        Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein.

10.5	Employment agreement with Austin Shanfelter dated as of January
        1, 2001, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2001, and filed with the Commission on May 15, 2001 (the "March 31, 2001 10-Q") and incorporated by reference herein.

10.6	Employment agreement with Jose Sariego dated as of January 1,
        2001 filed as Exhibit 10.3 to the March 31, 2001 10-Q and incorporated by reference herein.

21.1*	Subsidiaries of MasTec.

23.1*	Consent of Independent Certified Public Accountants.

24.1	Powers of Attorney (included on signature page).

--------------------------------
* Exhibits filed with the Securities and Exchange Commission with this Annual Report on Form 10-K.

        The registrant agrees to provide these exhibits supplementally upon request.

(b)	Reports on Form 8-K:

	None.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 27, 2002.

                              MASTEC, INC.


                              /s/ DONALD P. WEINSTEIN
                              ------------------------------------
                              Donald P. Weinstein
                              Executive Vice President -
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)



                           POWER OF ATTORNEY

     The undersigned directors and officers of MasTec, Inc. hereby constitute and appoint Donald Weinstein and Jose Sariego and each of them with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2002.



/s/ JORGE MAS                               /s/ JOSEPH P. KENNEDY II
--------------------------------            ------------------------------
Jorge Mas, Chairman of the Board            Joseph P. Kennedy II, Director


/s/ AUSTIN J. SHANFELTER                    /s/ WILLIAM N. SHIEBLER
--------------------------------            ------------------------------
Austin J. Shanfelter, President             William N. Shiebler, Director
and Chief
Executive Officer (Principal Executive Officer)

/s/ JOSE MAS                                /s/ JOSE S. SORZANO
--------------------------------            ------------------------------
Jose Mas, Director                          Jose S. Sorzano, Director


/s/ ARTHUR B. LAFFER                        /s/ JULIA L. JOHNSON
--------------------------------            ------------------------------
Arthur B. Laffer, Director                  Julia L. Johnson, Director

                             Exhibit 21.1
                             ------------


Set forth below is a list of the significant subsidiaries of MasTec.

	MasTec North America, Inc.
	MasTec Brazil S/A



                             Exhibit 23.1
                             ------------

          CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-4 (No. 333-30645) and Form S-8
(Nos. 333-22465, 333-30647, 333-47003, 033-55327, 333-77823, 333-38932,
333-38940 and 333-64568) of MasTec, Inc. of our report dated February 18, 2002 relating to the financial statements, which appears in this Form 10-K.


------------------------------
/s/ PricewaterhouseCoopers LLP


Miami, Florida
March 26, 2002