Form 10-Q
period 2002-03-31
MASTEC INC
filed 2002-05-15
CIK 15615

==========================================================================

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes _X_   No ____.

As of May 13, 2002 MasTec, Inc. had 47,919,374 shares of common stock, $0.10 par value, outstanding.

==========================================================================

                        MASTEC, INC.
                     TABLE OF CONTENTS



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended March 31, 2002 and 2001. . . . . . . .  3

         Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
         and December 31, 2001 . . . . . . . . . . . . . . . . . . . .  4

         Unaudited Consolidated Statement of Changes in Shareholders'
         Equity for the Three Months Ended March 31, 2002. . . . . . .  5

         Unaudited Consolidated Statements of Cash Flows
         for the Three Months Ended  March 31, 2002 and 2001 . . . . .  6

         Notes to Consolidated Financial Statements (Unaudited). . . .  7

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition . . . . . . . . . . . . . . . . . . . 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . 15

Part II. Other Information

Item 6.	 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 15

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                        MASTEC, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per share amounts)
                        (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       2002        2001
                                                    ---------   ---------
Revenue                                             $ 203,782   $ 337,212
Costs of revenue                                      164,586     265,358
Depreciation                                            9,850      13,318
Amortization                                              128       2,876
General and administrative expenses                    22,079      47,914
Interest expense                                        5,047       4,712
Interest income                                           395       2,433
Other (loss) income, net                                 (274)        441
                                                    ---------   ---------
Income before provision for income
   taxes, minority interest and
   cumulative effect of accounting change               2,213       5,908
Provision for income taxes                                926       2,474
Minority interest                                         (52)       (137)
                                                    ---------   ---------
Income before cumulative effect of accounting change    1,235       3,297
Cumulative effect of accounting change, net of tax    (25,671)          -
                                                    ---------   ---------
Net (loss) income                                   $ (24,436)   $  3,297
                                                    =========   =========
Basic weighted average common shares outstanding       47,908      47,712
Basic earnings per share before cumulative
   effect of accounting change                      $    0.03    $   0.07
Cumulative effect of accounting change                  (0.54)          -
                                                    ---------   ---------
Basic earnings per share                            $   (0.51)   $   0.07
                                                    =========   =========

Diluted weighted average common shares outstanding     48,054      49,007
Diluted earnings per share before cumulative
     effect of accounting change                    $    0.03    $   0.07
Cumulative effect of accounting change                  (0.53)          -
                                                    ---------   ---------
Diluted earnings per share                          $   (0.51)   $   0.07
                                                    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                        MASTEC, INC.
                 CONSOLIDATED BALANCE SHEETS
                       (In thousands)

                                                  March 31,    December 31,
                                                    2002          2001
                                                 -----------   -----------
                                                 (Unaudited)
               Assets

Current assets:
    Cash and cash equivalents                     $  14,686     $  48,478
    Accounts receivable, unbilled revenue and
      retainage, net                                225,543       251,715
    Inventories	                                     34,240        25,697
    Income tax refund recoverable                    13,001        44,904
    Other current assets                             33,977        23,078
                                                  ---------     ---------
        Total current assets                        321,447       393,872

Property and equipment, net                         139,233       151,774
Goodwill, net                                       231,564       264,826
Other assets                                         36,948        40,900
                                                  ---------     ---------
        Total assets                              $ 729,192     $ 851,372
                                                  =========     =========

   Liabilities and Shareholders' Equity

Current liabilities:
    Current maturities of debt                    $   2,541     $   1,892
    Accounts payable                                 59,102        75,508
    Other current liabilities                        61,559        68,410
                                                  ---------     ---------
        Total current liabilities                   123,202       145,810
                                                  ---------     ---------
Other liabilities                                    27,343        30,902
                                                  ---------     ---------
Long-term debt                                      197,243       267,857
                                                  ---------     ---------
Commitments and contingencies (Note 5)

Shareholders' equity:
    Common stock                                      4,791         4,791
    Capital surplus                                 348,060       348,022
    Retained earnings                                49,560        73,996
    Foreign currency translation adjustments        (21,007)      (20,006)
                                                  ---------     ---------
       Total shareholders' equity                   381,404       406,803
                                                  ---------     ---------
       Total liabilities and shareholders' equity $ 729,192     $ 851,372
                                                  =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                        MASTEC, INC.
  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands)
                        (Unaudited)


                                                             Foreign
                           Common Stock                      Currency
                          --------------  Capital  Retained Translation
                          Shares  Amount  Surplus  Earnings Adjustments  Total
                          ------  ------  -------- -------- --------  --------
Balance December 31, 2001 47,905  $4,791  $348,022  $73,996 $(20,006) $406,803

Net loss                                            (24,436)           (24,436)
Foreign currency translation
adjustments                                                   (1,001)   (1,001)
Stock issued                   9       -        38        -        -        38
                          ------  ------  --------  ------- --------  --------
Balance March 31, 2002	  47,914  $4,791  $348,060  $49,560 $(21,007) $381,404
                          ======  ======  ========  ======= ========  ========



The accompanying notes are an integral part of these consolidated financial statements.

                        MASTEC, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                        (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    -----------------------
                                                       2002          2001
                                                    ---------     ---------
Cash flows from operating activities:
  Net (loss) income                                 $ (24,436)    $   3,297
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Depreciation and amortization                       9,978        16,194
    Minority interest                                      52           137
    Gain on sale of assets                                (82)         (241)
    Cumulative change in accounting principle, net     25,671             -
    Changes in assets and liabilities net of
    effect of acquisitions:
      Accounts receivables, unbilled revenue and
      retainage, net                                   23,694         5,650
      Inventories                                      (8,543)          200
      Income tax refund recoverable                    44,151             -
      Other assets, current and non-current portion    (3,235)        1,359
      Accounts payable                                (16,252)      (17,303)
      Other liabilities, current and non-current
      portion                                          (9,675)      (33,267)
                                                    ---------     ---------
Net cash provided by (used in) operating activities    41,323       (23,974)
                                                    ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                 (5,498)      (12,574)
  Cash paid for acquisitions (net of cash acquired)
  and contingent consideration                              -        (2,649)
  Investment in companies and distribution to joint
  venture partner                                           -        (2,200)
  Proceeds from sale of assets                          1,041           276
                                                    ---------     ---------
Net cash used in investing activities                  (4,457)      (17,147)
                                                    ---------     ---------

Cash flows from financing activities:
  Borrowings (repayments) on revolving credit
  facilities, net                                     (69,965)       37,492
  Net proceeds from common stock issued                    38           417
                                                    ---------     ---------
Net cash (used in) provided by financing activities   (69,927)       37,909
                                                    ---------     ---------

Net increase in cash and cash equivalents             (33,061)       (3,212)
Effect of translation on cash                            (731)         (625)
Cash and cash equivalents - beginning of period        48,478        18,457
                                                    ---------     ---------
Cash and cash equivalents - end of period           $  14,686     $  14,620
                                                    =========     =========

Supplemental disclosure of non-cash investing and financing activities:

     During the three months ended March 31, 2001, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $1.9 million and was comprised primarily of $2.6 million of accounts receivable, $1.7 million of property and equipment, $0.4 million of other assets and $0.2 million in cash, offset by $3.0 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.4 million and was allocated to goodwill. The total purchase price of $4.3 million is comprised of $2.6 million, paid in cash and the balance in seller financing.

The accompanying notes are an integral part of these consolidated financial statements.

                        MASTEC, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of MasTec, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. The balance sheet data as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to conform to the 2002 presentation. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.

     Our comprehensive (loss) income for the three months ended March 31, 2002 and 2001 was ($23.4) million and $1.9 million, respectively. The components of comprehensive (loss) income are net (loss) income and foreign currency translation adjustments.

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

     Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 2.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002, which did not result in any material change in our accounting for long lived assets.

Note 2 - Change in Accounting Principle

     As discussed in Note 1, in January 2002 we adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and annually thereafter.

    Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from MasTec's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash
flows on an enterprise-wide basis to determine recoverability.   Upon
adoption of SFAS 142 in the first quarter of 2002, we recorded a one-time, non-cash charge of approximately $25.7 million net of tax to reduce the carrying value of our goodwill. This charge is not related to our operations and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS 142 goodwill impairment recorded in the first quarter is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001, our inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, our earnings forecasts were revised, resulting in an impairment of the goodwill associated with our acquisitions of businesses that provide these services.

     We will perform an annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. Future impairments of intangible assets will be recorded in operating expenses. As of March 31, 2002, our intangible assets consisted of goodwill of $231.6 million net of accumulated amortization of $11.3 million and non-compete agreements of $3.6 million, net of $2.4 million in accumulated amortization.

     The following table sets forth our 2001 results which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

                                        Three months ended March 31,
                                        ----------------------------
                                           2002               2001
                                        ----------          --------
Income before cumulative effect on
  accounting change, as reported	$    1,235          $  3,297
  Adjustments:
  Goodwill amortization, net of tax	         -             1,597
                                        ----------          --------
  Income before cumulative effect of
    accounting, change, as adjusted	$    1,235          $  4,894
                                        ==========          ========

Net (loss) income, as reported          $  (24,436)         $  3,297
  Adjustments:
  Goodwill amortization, net of tax	         -             1,597
                                        ----------          --------
  Net income, as adjusted               $  (24,436)         $  4,894
                                        ==========          ========

Basic earnings per share:
  Net (loss) income, as reported	$    (0.51)         $   0.07
  Adjustments:
  Goodwill amortization, net of tax	         -              0.03
                                        ----------          --------
  Net (loss) income, as adjusted	$    (0.51)         $   0.10
                                        ==========          ========

Diluted earnings per share:
  Net (loss) income, as reported	$    (0.51)         $   0.07
  Adjustments:
  Goodwill amortization, net of tax	         -              0.03
                                        ----------          --------
  Net (loss) income, as adjusted	$    (0.51)         $   0.10
                                        ==========          ========

Note 3 - Debt

     Debt is comprised of the following (in thousands):

                                                    March 31, December 31,
                                                      2002       2001
                                                    --------   --------
Revolving credit facility at LIBOR plus 2.25%
  (6.0% at March  31, 2002 and 4.18% at December
  31, 2001)                                         $      -   $ 70,000
Notes payable for equipment, at interest rates
  from 7.5% to 8.5% due in installments through
  the year 2004                                        3,952      3,917
7.75% senior subordinated notes due February 2008    195,832    195,832
                                                    --------   --------
Total debt                                           199,784    269,749
Less current maturities                               (2,541)    (1,892)
                                                    --------   --------
Long-term debt                                      $197,243   $267,857
                                                    ========   ========

     We completed a new credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of March 31, 2002, availability under the credit facility totaled $81.1 million net of outstanding standby letters of credit aggregating $8.5 million. We had no outstanding borrowings under the credit facility as of March 31, 2002. Amounts outstanding under the revolving credit facility mature in January 2007. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

     The credit facility also contains certain financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002 and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, ten and eleven consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002. As of March 31, 2002 we were in compliance with all of the covenants under the credit facility. Failure to achieve certain results could cause us not to meet these covenants in the future. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility and we may be required to sell assets for less than their carrying value to repay this indebtedness. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us.

     Our variable rate credit facility exposes us to interest rate risk, however, we believe that changes in interest rates should not materially affect our financial position, results of operations or cash flows.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.8 million is outstanding as of March 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     We had no holdings of derivative financial or commodity instruments at March 31, 2002.

Note 4 -  Operations by Segments and Geographic Areas

     We operate in one reportable segment as a specialty contractor. We provide engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities. All of our operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. We also operate in Brazil through an 87.5% joint venture which we consolidate net of a 12.5% minority interest after tax. Our Brazilian operations perform similar services and for the year ended March 31, 2002 and 2001 had revenue of $15.5 million and $13.4 million, respectively. Total assets for Brazil aggregated $35.2 million and $33.9 million as of March 31, 2002 and December 31, 2001, respectively.

Note 5 - Commitments and Contingencies

     We have a lawsuit pending in the U.S. District Court for the Southern District of Florida against Sintel International Corp., a subsidiary of Artcom Technologies, Inc., to recover more than $4.0 million due under a promissory note. We are also pursuing other claims in Spain against Artcom affiliates totaling approximately $4.0 million. On January 29, 2001, subsequent to the filing of our lawsuit against Sintel International under the promissory note, Artcom sued us in the U.S. District Court for the Southern District of Florida, alleging fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conspiracy and violation of the federal and Florida Racketeer Influenced and Corrupt Organizations Act.
The suit seeks to recover approximately $6.0 million (subject to trebling) that we allegedly received as a result of certain allegedly unauthorized transactions by two former employees of Artcom.

     In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($71.5 million at March 31, 2002 exchange rates). The Spanish court is seeking a bond from the subjects of the inquiry in this amount as well as security for the bond. Neither we nor our executives have been served in the action.

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

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation.

     We are vigorously pursuing and believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal course of business, none of which we believe are material to our financial position or results of operations.

     We have commitments to make certain severance payments to former executives, primarily our former Chief Executive Officer, totaling $5.4 million as of March 31, 2002.

     Our operations in Brazil are subject to the risks of political, currency, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. We cannot predict whether any of these factors will occur in the future or the extent to which such factors would have a material adverse effect on our Brazilian operations.

Note 6 - Client Credit Risk

     Our clients are some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. Our clients include incumbent local exchange carriers, cable television operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers. We have over 200 clients, none of which accounted for 10% or more of our revenue in the three months ending
March 31, 2002 or 2001.

     Certain of our clients, primarily competitive telecommunications carriers, have filed for bankruptcy or have been experiencing financial difficulties. We review all accounts receivable from our clients on a regular basis, and as a result increased our reserves in 2001 to reflect that certain clients may be unable to meet their obligations to us in the future. As of March 31, 2002, we determined that no further increases to the reserves were required. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries relating to these receivables in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for historical information, the matters discussed below may contain forward-looking statements, such as statements regarding our future growth and profitability, growth strategy and anticipated trends in the industries and economies in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions, including that our revenue or profit may differ from that projected, that we may be further impacted by slowdowns in our clients' businesses or deterioration in our clients' financial condition, that our reserves may be inadequate or our equity investments may be impaired, that the outcome of pending litigation may be adverse to us and that we may experience increased costs associated with realigning our business or may be unsuccessful in those efforts. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this quarterly report on Form 10-Q and in other documents filed by us with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-90027). We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Results of Operations

     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollars in thousands):

                                              Three Months Ended March 31,
                                           ----------------------------------
                                                 2002               2001
                                           ----------------  ----------------
Revenue                                    $203,782  100.0%  $337,212  100.0%
Costs of revenue                            164,586   80.8%   265,358   78.7%
Depreciation                                  9,850    4.8%    13,318    3.9%
Amortization                                    128    0.1%     2,876    0.9%
General and administrative expenses          22,079   10.8%    47,914   14.2%
Interest expense, net of interest income      4,652    2.3%     2,279    0.7%
Other (expense) income, net                    (274)  (0.1)%      441    0.1%
                                           ----------------  ----------------
Income before provision for income taxes,
  minority interest and cumulative effect
  of accounting change                        2,213    1.1%     5,908    1.8%
Provision for income taxes                      926    0.5%     2,474    0.7%
Minority interest                               (52)     -       (137)     -
                                           ----------------  ----------------
Income before cumulative effect of a
  ccounting change                            1,235    0.6%     3,297    1.0%
Cumulative effect of accounting change,
  net of tax                                (25,671) (12.6)%        -      -
                                           ----------------  ----------------
Net (loss) income                          $(24,436) (12.0)%  $ 3,297    1.0%

               Three Months Ended March 31, 2002
         Compared to Three Months Ended March 31, 2001

     Our revenue was $203.8 million for the three months ended March 31, 2002, compared to $337.2 million for the same period in 2001, representing a decrease of $133.4 million or 40.0%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

     Our costs of revenue were $164.6 million or 80.8% of revenue for the three months ended March 31, 2002, compared to $265.4 million or 78.7% of revenue for the same period in 2001. In the three months ended March 31, 2002, margins were negatively impacted by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base.

     Depreciation was $9.9 million or 4.8% of revenue for the three months ended March 31, 2002, compared to $13.3 million or 3.9% of revenue for the same period in 2001. We reduced depreciation expense in the three months ended March 31, 2002 by reducing capital expenditures and disposing of excess equipment.

     Amortization of intangibles decreased $2.8 million to $0.1 million for the three months ended March 31, 2002, compared to $2.9 million or 0.9% of revenue for the same period in 2001, as goodwill is no longer amortized in accordance with SFAS 142 (see Note 2 to the Consolidated Financial Statements).

     General and administrative expenses were $22.1 million or 10.8% of revenue for the three months ended March 31, 2002, compared to $47.9 million or 14.2% of revenue for the same period in 2001. Included in general and administrative expense in 2001 is a reserve for bad debt of $22.0 million to provide for receivables from clients who filed for bankruptcy. Excluding these charges and reserves, general and administrative expenses were $25.9 million or 7.7% of revenue in the three months ended March 31, 2001. The increase in general and administrative expenses as a percentage of revenue is related to the overall decline in revenue experienced during the three months ended March 31, 2002. We are currently implementing additional measures to streamline our cost structure to reflect reduced revenue.

     Interest expense, net of interest income, was $4.7 million or 2.3%
of revenue for the three months ended March 31, 2002, compared to $2.3 million or 0.7% of revenue for the same period in 2001. Although we paid down all of our outstandings on the credit facility in March, we experienced an increase in net interest expense of $2.4 million in 2002 resulting from increased borrowing to meet working capital needs during January and February.

     For the three months ended March 31, 2002, our effective tax rate was approximately 41.8%, compared to 41.9% in 2001.

Financial Condition, Liquidity and Capital Resources

     We derive a significant amount of our revenue from telecommunications clients. During the latter part of 2000 and all of 2001, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications clients in 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2002. Although we have refocused our business on long-time, stable telecommunications and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Additional bankruptcies or further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit.

     Net cash provided by operating activities was $41.3 million for the three months ended March 31, 2002, compared to $24.0 million used in 2001. The net cash provided by operating activities in 2002 increased in part due to collection of receivables of $23.7 million, changes in working capital and receipt of a $44.2 million income tax refund resulting from losses incurred in 2001. Proceeds from the income tax refund were used to repay all borrowings under our credit facility.

     We completed a new credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of March 31, 2002, availability under the credit facility totaled $81.1 million net of outstanding standby letters of credit aggregating $8.5 million. We had no outstanding borrowings under the credit facility at March 31, 2002. Amounts outstanding under the revolving credit facility mature in January 2007. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, a deterioration in the quality of our receivables or work in process will reduce availability under our credit facility.

     The credit facility also contains certain financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002 and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, ten and eleven consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002. As of March 31, 2002 we were in compliance with all of the covenants under the credit facility. Failure to achieve certain results could cause us not to meet these covenants in the future. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility and we may be required to sell assets for less than their carrying value to repay this indebtedness. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.8 million is outstanding at March 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     During the three months ended March 31, 2002, we invested $3.0 million primarily in our fleet to replace or upgrade equipment and $2.7 million in technology enhancements including approximately $0.3 million acquired under capital leases. During the three months ended March 31, 2002, our financing activities primarily consisted of the repayment of all borrowings under our credit facility as a result of the $44.2 income tax refund received.

The following table sets forth our contractual commitments as of March 31, 2002 (in thousands):

                                              Less than   1-3    4-5   After 5
Contractual Obligations                 Total   1 year   years  years   years
-------------------------------------------------------------------------------
Long-term debt                        $195,832 $     - $     - $    - $195,832
Other obligations                        3,332   2,256   1,076      -        -
Obligations related to acquisitions(1)  21,177  21,177       -      -        -
Obligations related to severance(2)      5,407   5,407       -      -        -
Capital leases                             620     528      92      -        -
Operating leases                        26,009  11,346  11,080  3,435      148
                                      -------- ------- ------- ------  -------
Total                                 $252,377 $40,714 $12,248 $3,435 $195,980
                                      ======== ======= ======= ====== ========

(1)  Primarily related to contingent consideration for acquisitions.
(2) Severance for former executives, primarily our former chief executive officer.

                                  Total
                                 Amounts   Less than  1-3      4-5    Over 5
Other Commercial Commitments    Committed   1 year   years    years    years
-----------------------------------------------------------------------------
Credit facility                 $    -    $     -    $    -   $    -   $    -
Standby letters of credit        8,519      8,519         -        -        -
                                ------    -------    ------   ------   ------
Total                           $8,519    $ 8,519    $    -   $    -   $    -
                                ======    =======    ======   ======   ======

Seasonality

     Our North American operations are seasonally slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in local currency from our Brazilian operations is not expected to fluctuate seasonally.

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Our Brazilian operations may be exposed to risks associated with high inflation.

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations.
SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Effective January 1, 2002, we implemented SFAS No. 142, which resulted in a write-down of our goodwill, net of tax, in the amount of $25.7 million and is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We adopted SFAS 144 effective January 1, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 3 and 5 to Consolidated Financial Statements for disclosure about market risk.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.    Description
-----------    ------------

10.1 Terms and Conditions of Employment dated as of January 1, 2002 between MasTec, Inc. and Donald P. Weinstein.

(b)	Reports on Form 8-K

On February 28, 2002, MasTec filed a Current Report on Form 8-K dated February 28, 2002, with the Securities and Exchange Commission reporting information under Item 9, Regulation FD Disclosure, attaching materials presented at the Morgan Stanley Computer and Business Services Conference held February 28, 2002.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MASTEC, INC.




Date:  May 15, 2002              /s/ DONALD P. WEINSTEIN
                                 ------------------------
                                 Donald P. Weinstein
                                 Executive Vice President -
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Exhibit No. 10.1

[MASTEC LOGO}


                  TERMS AND CONDITIONS OF EMPLOYMENT
                  ----------------------------------


Terms and Conditions of Employment ("Terms"), dated as of January 1, 2002, between MasTec, Inc., a Florida corporation (the "Company"), and DONALD P. WEINSTEIN ("Employee").

                              Recitals

The Company desires to employ Employee and Employee desires to be employed by the Company on the terms and subject to the conditions set forth in these Terms.

ACCORDINGLY, in consideration of the mutual covenants and agreements set forth in these Terms, and for other good and valuable consideration, the receipt and adequacy of which are acknowledged, the Company and Employee agree as follows:

1. Employment. The Company employs Employee and Employee accepts such employment and agrees to perform the services specified in these Terms, upon the terms and subject to the conditions set forth in these Terms.

2. No Employment Agreement. The Terms are not to be construed as a guarantee of employment for any time period nor as an employment agreement, it being understood that Employee is an employee at-will, nor do the Terms make any assumptions related to future compensation.

3. Duties. Employee during his employment will serve as the Executive Vice President - Chief Financial Officer of the Company. During his employment, subject to the direction of the President of the Company and his designees, Employee will perform all duties commensurate with his position and as the President or his designees may assign to Employee. If requested by the Company, Employee will serve as an officer or director of any subsidiary of the Company, without additional compensation. During his employment, Employee will devote his full business time and energies to the business and affairs of the Company and will use his best efforts, skills and abilities solely to promote the interests of the Company and to diligently and competently perform his duties, all in a manner in compliance with all applicable laws and regulations and in accordance with applicable policies and procedures adopted or amended from time to time by the Company, including, without limitation, the 2000 Personal Responsibility Code, a copy of which Employee acknowledges having received.

4.  Compensation and Benefits.

    a. Base Salary. During his employment, Employee will be paid, as compensation for services rendered pursuant to these Terms and Employee's observance and performance of all of the provisions of these Terms, $270,000.00 per annum in base salary (the "Base Salary"). The Base Salary will be payable in accordance with the normal payroll procedures of the Company as in effect from time to time.

    b. Benefits. During his employment, Employee will be entitled to participate in or benefit from, in accordance with the eligibility and other provisions thereof, such life, health, medical, accident, dental and disability insurance and such other benefit plans as the Company may make generally available to, or have in effect for, other employees of the Company at the same general level as Employee. The Company retains the right to terminate or amend any such plans from time to time in its sole discretion.

    c. Performance Bonus. Employee will also be entitled to receive a performance bonus (the "Performance Bonus") for the period from the date of this Agreement through December 31, 2002 (the "Performance Period"), based on Employee meeting or exceeding certain performance criteria for the Performance Period to be agreed to by the Company and Employee by May 1, 2002. The Performance Bonus will be a minimum of $60,000.00 so long as Employee is employed by the Company during the entire Performance Period. All bonuses will be paid no later than March 31, 2003.

    d. Stock Options. Subject to the approval of the Compensation Committee of the Company's Board of Directors, Employee is granted, in accordance with the terms of the MasTec 1994 Stock Incentive Plan or the 1999 Non-Qualified Employee Stock Option Plan or any other incentive plan adopted by the Company from time to time (the "Plans"), options to purchase 30,000 shares of the Company's common stock with terms and conditions described on Exhibit A. The options will be subject to the terms and conditions of the Plans, as they may be amended from time to time in the Company's sole discretion.

    e. Expenses. The Company will reimburse Employee, in accordance with the Company's expense reimbursement policies as may be established from time to time by the Company, for all reasonable travel and other expenses actually incurred or paid by him during his employment in the performance of his services under these Terms, upon presentation of expense statements or vouchers or such other supporting information as the Company may require. In addition, the Company will (a) reimburse Employee for reasonable temporary housing (which may be a hotel room or apartment) until May 31, 2002, (b) pay Employee's moving expenses to relocate to South Florida, based on the average of three competitive bids from professional moving companies reasonably acceptable to the Company, and (c) pay Employee a $600.00 per month vehicle allowance during your employment.

    f. Withholding. All payments under these Terms will be subject to applicable taxes and required withholdings.

5. Representations of Employee. Employee represents and warrants that he is not, (i) a party to any enforceable employment agreement or other arrangement, whether written or oral, with any past employer, that would prevent or restrict Employee's employment with the Company; (ii) a party to or bound by any agreement, obligation or commitment, or subject to any restriction, including, but not limited to, confidentiality agreements, restrictive covenants or non-compete and non-solicitation covenants, except for agreements with the Company or its affiliates; or
    (iii) involved with any professional endeavors which in the future may possibly adversely affect or interfere with the business of the Company, the full performance by Employee of his duties under these Terms or the exercise of his best efforts hereunder.

6.  Confidentiality.

    a. Confidentiality of these Terms. Employee acknowledges that the provisions of these Terms are highly confidential and that disclosure of these Terms or its terms would be extremely prejudicial to the Company. Accordingly, neither the Company nor Employee will disclose the terms of these Terms to any other person or entity (other than financial and legal advisors with a need-to-know and who agree to the confidentiality provisions of these Terms) without the prior written consent of the other party, except that the Company may disclose these Terms or its terms if in the reasonable opinion of counsel for the Company such disclosure is required by applicable law or regulation.

    b. Confidential Information. Employee acknowledges that as a result of his employment with the Company, Employee will gain knowledge of, and access to, proprietary and confidential information and trade secrets of the Company and its subsidiaries and affiliates, including, without limitation, (1) the identity of customers, suppliers, subcontractors and others with whom they do business; (2) their marketing methods and strategies; (3) contract terms, pricing, margin, cost information and other information regarding the relationship between them and the persons and entities with which they have contracted; (4) their services, products, software, technology, developments, improvements and methods of operation; (5) their results of operations, financial condition, projected financial performance, sales and profit performance and financial requirements; (6) the identity of and compensation paid to their employees, including Employee; (7) their business plans, models or strategies and the information contained therein; (8) their sources, leads or methods of obtaining new business; and (9) all other confidential information of, about or concerning the business of the Company and its subsidiaries and affiliates (collectively, the "Confidential Information"). Employee further acknowledges that such information, even though it may be contributed, developed or acquired by Employee, and whether or not the foregoing information is actually novel or unique or is actually known by others, constitutes valuable assets of the Company developed at great expense which are the exclusive property of the Company or its subsidiaries and affiliates. Accordingly, Employee will not, at any time, either during or subsequent his employment with the Company or any of its subsidiaries or affiliates, in any fashion, form or manner, directly or indirectly, (i) use, divulge, disclose, communicate, provide or permit access to any person or entity, any Confidential Information of any kind, nature or description, or (ii) remove from the Company's or its subsidiaries' or affiliates' premises any notes or records relating thereto, or copies or facsimiles thereof (whether made by electronic, electrical, magnetic, optical, laser acoustic or other means) except in the case of both (i) and (ii), (A) as reasonably required in the performance of his services to the Company under these Terms,
       (B) to responsible officers and employees of the Company who are in a contractual or fiduciary relationship with the Company and who have a need for such information for purposes in the best interests of the Company, and (C) for such information which is or becomes generally available to the public other than as a result of an unauthorized disclosure by Employee. Employee acknowledges that the Company would not enter into these Terms without the assurance that all Confidential Information will be used for the exclusive benefit of the Company.

    c. Return of Confidential Information. Upon request by the Company, Employee will promptly deliver to the Company all drawings, manuals, letters, notes, notebooks, reports and copies thereof, including all originals and copies contained in computer hard drives or other electronic or machine readable format, all Confidential Information and other materials relating to the Company's business, including, without limitation, any materials incorporating Confidential Information, which are in Employee's possession or control.

7. Intellectual Property. Any and all material eligible for copyright or trademark protection and any and all ideas and inventions ("Intellectual Property"), whether or not patentable, in any such case solely or jointly made, developed, conceived or reduced to practice by Employee (whether at the request or suggestion of any officer or employee of the Company or otherwise, whether alone or in conjunction with others, and whether during regular hours of work or otherwise) during his employment with the Company or any of its subsidiaries or affiliates that arise from the fulfillment of Employee's duties hereunder and which may be directly or indirectly useful in the business of the Company will be promptly and fully disclosed in writing to the Company. The Company will have the entire right, title and interest (both domestic and foreign) in and to such Intellectual Property, which is the sole property of the Company. All papers, drawings, models, data and other materials relating to any such idea, material or invention will be included in the definition of Confidential Information, will remain the sole property of the Company, and Employee will return to the Company all such papers, and all copies thereof, including all originals and copies contained in computer hard drives or other electronic or machine readable format, upon the earlier of the Company's request therefor or termination of Employee's employment hereunder. Employee will execute, acknowledge and deliver to the Company any and all further assignments, contracts or other instruments the Company deems necessary or expedient, without further compensation, to carry out and effectuate the intents and purposes of these Terms and to vest in the Company each and all of the rights of the Company in the Intellectual Property.

8. Reasonable Restrictions. The parties acknowledge and agree that the restrictions set forth in Sections 6 and 7 of these Terms are reasonable for the purpose of protecting the value of the business and goodwill of the Companies. It is the desire and intent of the parties that the provisions of Sections 6 and 7 be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provisions or portions of Sections 6 and 7 are adjudicated to be invalid or unenforceable, then such section will be deemed amended to delete such provision or portion adjudicated to be invalid or unenforceable; provided, however, that such amendment is to apply only with the respect to the operation of such section in the particular jurisdiction in which such adjudication is made.

9. Breach or Threatened Breach. The parties acknowledge and agree that the performance of the obligations under Sections 6 and 7 by Employee are special, unique and extraordinary in character, and that in the event of the breach or threatened breach by Employee of the terms and conditions of Sections 6 or 7, the Companies will suffer irreparable injury and that monetary damages would not provide an adequate remedy at law and that no remedy at law may exist. Accordingly, in the event of such breach or threatened breach, the Company will be entitled, if it so elects and without the posting of any bond or security, to institute and prosecute proceedings in any court of competent jurisdiction, in law and in equity, to obtain damages for any breach of Sections 6 or 7 or to enforce the specific performance of these Terms by Employee or to enjoin Employee from breaching or attempting to breach Sections 6 or 7.

10. Termination. The Company may terminate these Terms and Employee's employment under these Terms at any time for any reason upon one
    (1) day's notice to Employee. If these Terms and Employee's employment hereunder are terminated for any reason other than in the case of a Change of Control will apply, then Employee or Employee's estate will receive a pro-rated portion the Base Salary and a pro-rated portion of the Performance Bonus, if any has been earned, in each case through the date of termination in accordance with these Terms. Upon payment by the Company of the amounts described in this Section 10, Employee will not be entitled to receive any further compensation or benefits from the Company whatsoever.

11. Miscellaneous.

    a. Survival. The provisions of Sections 6, 7, 8, 9 and 10 will survive the termination or expiration of these Terms for any reason.

    b. Entire Agreement. These Terms constitutes the entire agreement of the parties pertaining to its subject matter and supersedes all prior or contemporaneous agreements or understandings between the parties pertaining to the subject matter of these Terms, and there are no promises, agreements, conditions, undertakings, warranties, or representations, whether written or oral, express or implied, between the parties other than as set forth in these Terms.

    c. Modification. These Terms may not be amended or modified, or any provision waived, unless in writing and signed by both parties.

    d. Waiver. Failure of a party to enforce one or more of the provisions of these Terms or to require at any time performance of any of the obligations of these Terms will not be construed to be a waiver of such provisions by such party nor to in any way affect the validity of these Terms or such party's right thereafter to enforce any provision of these Terms, nor to preclude such party from taking any other action at any time which it would legally be entitled to take.

    e. Successors and Assigns. These Terms may not be assigned or the duties delegated unless in writing and signed by both parties, except for any assignment by the Company occurring by operation of law.
        Subject to the foregoing, these Terms will inure to the benefit of, and be binding upon, the parties and their heirs, beneficiaries, personal representatives, successors and permitted assigns.

    f. Notices. Any notice, demand, consent, agreement, request, or other communication required or permitted under these Terms will be in writing and will be, (i) mailed by first-class mail, registered or certified, return receipt requested, postage prepaid, (ii) delivered personally by independent courier, or (iii) transmitted by facsimile, to the parties at the addresses as follows (or at such other addresses as will be specified by the parties by like notice):

       If to Employee, then to:

       Donald P. Weinstein
       4417 Belvedere Close
       Marietta, GA  30067

       If to the Company, then to:

       MasTec, Inc.
       3155 Northwest 77th Avenue
       Miami, Florida 33122-1205
       Attn: Legal Department
       Facsimile: (305) 406-1907

Each party may designate by notice in writing a new address to which any notice, demand, consent, agreement, request or communication may thereafter be given, served or sent. Each notice, demand, consent, agreement, request or communication that is mailed, hand delivered or transmitted in the manner described above will be deemed received for all purposes at such time as it is delivered to the addressee (with the return receipt, the courier delivery receipt or the telecopier answer back confirmation being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

    g. Severability. If any provision of these Terms is held to be invalid or unenforceable by a court of competent jurisdiction, then such invalidity or unenforceability will not affect the validity and enforceability of the other provisions of these Terms and the provision held to be invalid or unenforceable will be enforced as nearly as possible according to its original terms and intent to eliminate such invalidity or unenforceability.

    h. Counterparts. These Terms may be executed in any number of counterparts, and all counterparts will collectively be deemed to constitute a single binding agreement.

    i. Governing Law; Venue. These Terms will be governed by the laws of the State of Florida, without regard to its conflicts of law principles. Employee consents to the jurisdiction of any state or federal court located within Miami-Dade County, State of Florida, and consents that all service of process may be made by registered or certified mail directed to Employee at the address stated in
       Section 12(f) of these Terms. Employee waives any objection which Employee may have based on lack of jurisdiction or improper venue or forum non conveniens to any suit or proceeding instituted by the Company under these Terms in any state or federal court located within Miami-Dade County, Florida and consents to the granting of such legal or equitable relief as is deemed appropriate by the court. This provision is a material inducement for the Company to enter into these Terms with Employee.

    j. Participation of Parties. The parties acknowledge that these Terms and all matters contemplated herein have been negotiated between both of the parties and their respective legal counsel and that both parties have participated in the drafting and preparation of these Terms from the commencement of negotiations at all times through execution. Therefore, the parties agree that these Terms will be interpreted and construed without reference to any rule requiring that these Terms be interpreted or construed against the party causing it to be drafted.

    k. Injunctive Relief. It is possible that remedies at law may be inadequate and, therefore, the parties will be entitled to equitable relief including, without limitation, injunctive relief, specific performance or other equitable remedies in addition to all other remedies provided hereunder or available to the parties hereto at law or in equity.

    l. Waiver of Jury Trial. EACH OF THE COMPANY AND EMPLOYEE IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THE PROVISIONS OF THESE TERMS.

    m. Right of Set Off. The Company will be entitled, in its discretion and in addition to any other remedies it may have in law or in equity, to set-off against any amounts payable to Employee under these Terms or otherwise the amount of any obligations of Employee to the Company under these Terms that are not paid by Employee when due.

    n. Litigation; Prevailing Party. In the event of any litigation, administrative proceeding, arbitration, mediation or other proceeding with regard to these Terms, the prevailing party will be entitled to receive from the non-prevailing party and the non-prevailing party will pay upon demand all court costs and all reasonable fees and expenses of counsel and paralegals for the prevailing party.

EXECUTED as of the date set forth in the first paragraph of these Terms.

EMPLOYEE

/s/ DONALD P. WEINSTEIN
-------------------------------------------
Donald P. Weinstein

MASTEC, INC.


By: /s/ AUSTIN J. SHANFELTER
    ---------------------------------------
    Austin J. Shanfelter, President and CEO



                               Exhibit A
                               ---------

                         Terms of Stock Options



Number:          30,000 options to purchase MasTec, Inc. common stock.
Term:            Seven (7) years from the date of grant (hire date).
Exercise Price:  Fair market value (as defined in the plan) as of the grant date (hire date).
Vesting:         One-third on each of first, second and third anniversary
                 of the grant date (hire date).
Other:           In accordance with the plan and the standard stock option
                 agreement for employees.