Form 10-Q
period 2002-06-30
MASTEC INC
filed 2002-08-14
CIK 15615

---------------------------------------------------------------------------


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___.

     As of August 12, 2002 MasTec, Inc. had 47,923,366 shares of common stock, $0.10 par value, outstanding.

---------------------------------------------------------------------------



                             MASTEC, INC.
                          TABLE OF CONTENTS



Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Unaudited Consolidated Statements of Operations for the Three
	and Six Months Ended June 30, 2002 and 2001 . . . . . . . . .  3

	Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
	and December 31, 2001 . . . . . . . . . . . . . . . . . . . .  4

	Unaudited Consolidated Statement of Changes in
	Shareholders' Equity for the Six Months
	Ended June 30, 2002 . . . . . . . . . . . . . . . . . . . . .  5

	Unaudited Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2002 and 2001 . . . . . . .  6

	Notes to Consolidated Financial Statements (Unaudited). . . .  7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations . . . . . . . . . . . . . . . . . . 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk. . 22

Part II. Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 22

Item 4.	Submission of Matters to a Vote of Security Holders . . . . . 22

Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 23

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24



                             MASTEC, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)
                             (Unaudited)

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ---------------
                                          2002     2001     2002     2001
                                       --------- -------- -------- --------
Revenue                                 $213,041 $330,220 $416,823 $667,432
Costs of revenue                         183,018  272,750  347,604  538,108
Depreciation                               8,347   13,564   18,197   26,882
Amortization                                 128    2,771      256    5,648
General and administrative expenses       19,266   36,164   41,345   84,078
Interest expense                           4,589    5,152    9,636    9,864
Interest income                              249    2,770      644    5,203
Other income (loss), net                   4,988   (6,047)   4,714   (5,606)
                                        -------- -------- --------  -------
Income (loss) before provision for income
  taxes, minority interest and cumulative
  effect of accounting change              2,930   (3,458)   5,143    2,449
Provision (benefit) for income taxes       1,197   (1,290)   2,123    1,184
Minority interest                             65        6       13     (130)
                                        -------- -------- --------  -------
Income (loss) before cumulative effect of
  accounting change                        1,798   (2,162)   3,033    1,135
Cumulative effect of accounting change,
  net of tax                                   -        -  (25,671)       -
                                        -------- -------- --------  -------
Net income (loss)                       $  1,798 $ (2,162)$(22,638)$  1,135
                                        ======== ======== ======== ========
Basic weighted average common shares
  outstanding                             47,914   47,763   47,911   47,739
Basic earnings per share before
 cumulative effect of accounting change $   0.04 $  (0.05)$   0.06 $   0.02
Cumulative effect of accounting change         -        -    (0.53)       -
                                        -------- -------- --------  -------
Basic earnings per share                $   0.04 $  (0.05)$  (0.47)$   0.02
                                        ======== ======== ======== ========
Diluted weighted average common shares
  outstanding                             48,223   47,763   48,142   48,980
Diluted earnings per share before
 cumulative effect of accounting change $   0.04 $  (0.05)$   0.06 $   0.02
Cumulative effect of accounting change         -        -    (0.53)       -
                                        -------- -------- --------  -------
Diluted earnings per share              $   0.04 $  (0.05)$  (0.47)$   0.02
                                        ======== ======== ======== ========


The accompanying notes are an integral part of these consolidated financial statements.



                             MASTEC, INC.
                      CONSOLIDATED BALANCE SHEETS

                            (In thousands)



                                             June 30,   December 31,
                                               2002        2001
                                            ---------    ---------
                                           (Unaudited)

       Assets
Current assets:
   Cash and cash equivalents                $   9,179    $  48,478
   Accounts receivable, unbilled revenue
     and retainage, net                       228,236      251,715
   Inventories                                 31,056       25,697
   Income tax refund recoverable               13,001       44,904
   Other current assets                        40,686       23,078
                                            ---------    ---------
      Total current assets                    322,158      393,872

Property and equipment, net                   131,967      151,774
Goodwill, net                                 232,115      264,826
Other assets                                   31,907       40,900
                                            ---------    ---------
      Total assets                          $ 718,147    $ 851,372
                                            =========    =========

      Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of debt               $   3,761    $   1,892
   Accounts payable                            68,389       75,508
   Other current liabilities                   43,704       68,410
                                            ---------    ---------
      Total current liabilities               115,854      145,810
                                            ---------    ---------
Other liabilities                              23,660       30,902
                                            ---------    ---------
Long-term debt                                196,904      267,857
                                            ---------    ---------
Commitments and contingencies (Note 5)

Shareholders' equity:
   Common stock                                 4,792        4,791
   Capital surplus                            348,109      348,022
   Retained earnings                           51,358       73,996
   Foreign currency translation adjustments   (22,530)     (20,006)
                                            ---------    ---------
      Total shareholders' equity              381,729      406,803
                                            ---------    ---------
      Total liabilities and shareholders'
        equity	                            $ 718,147    $ 851,372
                                            =========    =========



The accompanying notes are an integral part of these consolidated financial statements.


                        MASTEC, INC.
  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands)
                        (Unaudited)


                                                             Foreign
                           Common Stock                      Currency
                          --------------  Capital  Retained Translation
                          Shares  Amount  Surplus  Earnings Adjustments  Total
                          ------  ------  -------- -------- --------  --------
Balance December 31, 2001 47,905  $4,791  $348,022  $73,996 $(20,006) $406,803

Net loss                       -       -         -  (22,638)       -   (22,638)
Foreign currency translation
adjustments                    -       -         -        -   (2,524)   (2,524)
Stock issued                  15       1        87        -        -        88
                          ------  ------  --------  ------- --------  --------
Balance June 30, 2002	  47,920  $4,792  $348,109  $51,358 $(22,530) $381,729
                          ======  ======  ========  ======= ========  ========


The accompanying notes are an integral part of these consolidated financial statements.



                        MASTEC, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                        (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                        2002      2001
                                                      --------  --------

Cash flows from operating activities:
   Net (loss) income                                  $(22,638) $  1,135
   Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
      Depreciation and amortization                     18,453    32,530
      Minority interest                                    (13)      130
      Gain on disposal of assets and investments        (5,138)     (484)
      Cumulative change in accounting principle, net    25,671         -
      Changes in assets and liabilities net of effect
         of acquisitions:
         Accounts receivables, unbilled revenue and
          retainage, net                                16,834   (12,126)
         Inventories                                    (5,422)   (1,564)
         Income tax refund                              44,151         -
         Other assets, current and non-current portion  (7,833)   (5,019)
         Accounts payable                               (4,267)      465
         Other liabilities, current and non-current
          portion                                      (18,613)  (24,806)
                                                      --------  --------
Net cash provided by (used in) operating activities     41,185    (9,739)
                                                      --------  --------

Cash flows from investing activities:
   Capital expenditures                                (10,662)  (23,529)
   Cash paid for acquisitions (net of cash acquired)
    and contingent consideration                       (12,544)  (26,300)
   Investment in companies and distribution to joint
    venture partner                                          -    (1,451)
   Proceeds from sale of assets and investments         12,998     1,285
                                                      --------  --------
Net cash used in investing activities                  (10,208)  (49,995)
                                                     --------  --------
Cash flows from financing activities:
   (Repayments) borrowings on revolving credit
   facilities, net                                     (69,084)   56,814
   Net proceeds from common stock issued                    88       229
                                                      --------  --------
Net cash (used in) provided by financing activities    (68,996)   57,043
                                                      --------  --------
Net decrease in cash and cash equivalents              (38,019)   (2,691)
Effect of translation on cash and cash equivalents      (1,280)     (796)
Cash and cash equivalents - beginning of period         48,478    18,457
                                                      --------  --------
Cash and cash equivalents - end of period             $  9,179  $ 14,970
                                                      ========  ========

Supplemental disclosure of non-cash investing and financing activities:

     During the six months ended June 30, 2001, we completed certain acquisitions which have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $2.4 million and was comprised primarily of $3.0 million of accounts receivable, $1.7 million of property and equipment, $0.5 million of other assets and
$0.2 million in cash, offset by $3.0 million of assumed liabilities.
The excess of the purchase price over the fair value of net assets acquired was $2.7 million and was allocated to goodwill. The total purchase price of $5.1 million is comprised of $4.2 million, paid in
cash, and the balance in seller financing.   During the six months ended
June 30, 2001, we paid approximately $22.3 million related to contingent consideration from earlier acquisitions of which $0.6 million was reflected as additional goodwill and $21.7 million reflected as a reduction in other current liabilities. During the six months ended
June 30, 2002, we paid approximately $12.5 million related to contingent consideration from earlier acquisitions which was reflected as a reduction in other current liabilities.

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

     Basis for Presentation of Consolidated Financial Statements.
The accompanying unaudited consolidated financial statements of MasTec, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. The balance sheet data as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year.
A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about our results and the carrying values of assets and liabilities. Actual results and values may differ from these estimates.

     Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to conform to the 2002 presentation.

     Revenue recognition. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the services are rendered, generally using units of output. Revenue generated by certain long-term construction contracts are accounted for by the percentage of completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. If we do not accurately estimate revenue and costs, the profitability of such contracts can be affected adversely. Monitoring service and support revenue is recognized ratably over the term of the agreement. We also provide management, coordination, consulting and administration services for network infrastructure projects. Compensation for such services is recognized ratably over the term of the service agreement. Losses, if any, on contracts are provided for in full when they become known.

     Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms.

     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic's and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

     Comprehensive income (loss). As reflected in the consolidated statements of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive income
(loss) consists of net income (loss) and foreign currency translation adjustments. Our comprehensive (loss) income for the six months ended June 30, 2002 and 2001 was ($25.2) million and $(0.6) million, respectively. The components of comprehensive (loss) income are net
(loss) income and foreign currency translation adjustments.

     Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting of approximately 231,000 and 1,241,000 for the six months ended June 30, 2002 and 2001, respectively and 309,000 for the three months ended June 30, 2002. Potentially dilutive shares for the three months ended June 30, 2001 totaling 1,170,000 shares were not included in the diluted per share calculation because their effect would be anti-dilutive as we incurred a loss for the three months then ended. Accordingly, for the three months ended June 30, 2001 diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. At June 30, 2002 and December 31, 2001, we had cash and cash equivalents denominated in Brazilian reals that translate to approximately $4.7 million and $4.0 million, respectively.

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

     Intangibles and other long lived assets. Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Long-lived assets and other intangibles are amortized on a straight-line basis over periods of between five and 15 years. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. We adopted SFAS No. 144 effective January 1, 2002, which did not result in any material change in our accounting for long lived assets.

     Litigation and contingencies. Litigation and contingencies are reflected in our consolidated financial statements based on managements' assessment, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs significantly from that currently expected, it would result in a charge to earnings when determined.

     Accrued insurance. We maintain insurance policies subject to deductibles for certain property and casualty and worker's compensation claims and, accordingly, accrue the estimated losses incurred for claims not covered by insurance. Our liability for unpaid claims and the associated claim expenses, including losses incurred but not reported was actuarially determined as of June 30, 2002 and was reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

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

     Stock based compensation. We present the disclosures required by Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation and use the intrinsic value method of accounting for such stock based compensation.

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

     New pronouncements. In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that adoption of SFAS No. 145 will have a material effect on our results of operations or financial position.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose.
The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not anticipate that adoption of SFAS No. 146 will have a material effect on our results of operations or financial position.

Note 2 - Change in Accounting Principle

     As discussed in Note 1, in January 2002 we adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from MasTec's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, we recorded a one-time, non-cash charge of approximately $25.7 million net of tax to reduce the carrying value of our goodwill. This charge is not related to our operations and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment recorded in the first quarter is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001, our inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, our earnings forecasts were revised, resulting in an impairment of the goodwill associated with our acquisitions of businesses that provide these services.

     We will perform an annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. Future impairments of intangible assets will be recorded in operating expenses. As of June 30, 2002, our intangible assets consisted of goodwill of $232.1 million, net of accumulated amortization of $46.6 million, and non-compete agreements of $3.6 million, net of $2.5 million in accumulated amortization.

     The following table sets forth our results for the six months ended June 30, 2001, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

                                          Six months ended June 30,
                                        ----------------------------
                                           2002               2001
                                        ----------          --------
Income before cumulative effect of
  accounting change, as reported	$    3,033          $  1,135
  Adjustments:
  Goodwill amortization, net of tax	         -             3,073
                                        ----------          --------
  Income before cumulative effect of
    accounting change, as adjusted	$    3,033          $  4,208
                                        ==========          ========

Net (loss) income, as reported          $  (22,638)         $  1,135
  Adjustments:
  Goodwill amortization, net of tax	         -             3,073
                                        ----------          --------
  Net (loss) income, as adjusted        $  (22,638)         $  4,208
                                        ==========          ========

Basic earnings per share:
  Net (loss) income, as reported	$    (0.47)         $   0.02
  Adjustments:
  Goodwill amortization, net of tax	         -              0.07
                                        ----------          --------
  Net (loss) income, as adjusted	$    (0.47)         $   0.09
                                        ==========          ========

Diluted earnings per share:
  Net (loss) income, as reported	$    (0.47)         $   0.02
  Adjustments:
  Goodwill amortization, net of tax	         -              0.07
                                        ----------          --------
  Net (loss) income, as adjusted	$    (0.47)         $   0.09
                                        ==========          ========

Note 3 - Debt

     Debt is comprised of the following (in thousands):

                                                    June 30, December 31,
                                                      2002       2001
                                                    --------   --------
Revolving credit facility at LIBOR plus 2.25%
  (6.0% at June 30, 2002 and 4.18% at December
  31, 2001)                                         $      -   $ 70,000
Other revolving debt (4.75% at June 30, 2002 and
  4.5% at December 31, 2001)                           2,223         78
Notes payable for equipment, at interest rates
  from 7.5% to 8.5% due in installments through
  the year 2004                                        2,596      3,839
7.75% senior subordinated notes due February 2008    195,846    195,832
                                                    --------   --------
Total debt                                           200,665    269,749
Less current maturities                               (3,761)    (1,892)
                                                    --------   --------
Long-term debt                                      $196,904   $267,857
                                                    ========   ========


     We completed a new credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of June 30, 2002, availability under the credit facility totaled $62.4 million net of outstanding standby letters of credit aggregating $17.5 million. We had no outstanding borrowings under the credit facility as of June 30, 2002. Amounts outstanding under the revolving credit facility mature in January 2007. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, deterioration in the quality of our receivables or work in process will reduce availability under our credit facility.

     The credit facility also contains certain financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002, and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, 10 and 11 consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002. As of June 30, 2002 we were in compliance with all of the covenants under the credit facility. Failure to achieve certain results could cause us not to meet these covenants in the future. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility which would entitle the lenders to accelerate the repayment of amounts outstanding and terminate the facility, and we may be required to sell assets for less than their carrying value to repay any amounts outstanding under this facility. We also may be required to seek alternative sources of liquidity if our cash flows from operations were insufficient to fund our operations. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us.

     Our variable rate credit facility exposes us to interest rate risk. However, we believe that changes in interest rates should not materially affect our financial position, results of operations or cash flows since at June 30, 2002 we had no borrowings under our credit facility.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.8 million is outstanding as of June 30, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     We had no holdings of derivative financial or commodity instruments at June 30, 2002.

Note 4 - Operations by Segments and Geographic Areas

     We operate in one reportable segment as a specialty contractor.
We design, build, install, maintain and upgrade aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities. All of our operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. We also operate in Brazil through an 87.5% joint venture which we consolidate net of a 12.5% minority interest after tax. Our Brazilian operations perform similar services and for the six months ended June 30, 2002 and 2001 had revenue of $26.4 million and $27.4 million, respectively. In the three months ended June 30, 2002 and 2001, revenue from Brazil was $10.9 million and $14.0 million, respectively. Total assets for Brazil aggregated $32.2 million and $33.9 million as of June 30, 2002 and December 31, 2001, respectively.

Note 5 - Commitments and Contingencies

     In June 2002, the lawsuit brought by Artcom Technologies, Inc. against MasTec in the U.S. District Court for the Southern District of Florida was voluntarily dismissed by the plaintiffs with prejudice. The lawsuit sought to recover approximately $6.0 million in damages (subject to trebling) allegedly incurred by Artcom as a result of certain unauthorized transaction by two former Artcom managers. All counterclaims and all other civil litigation by MasTec against Artcom and its subsidiary, Sintel International Corp., also were dismissed with prejudice. In connection with the dismissal, Artcom provided a statement that, after extensive discovery, Artcom concluded that there is no evidence establishing that the Artcom managers were acting as agents for or on behalf of MasTec as was alleged in the complaint.

     In a related matter, the labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a sister company of Sintel International, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($77.5 million at June 30, 2002 exchange rates). The Spanish court is seeking a bond from the subjects of the inquiry in this amount as well as security for the bond. Neither we nor our executives have been served in the action.

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

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin
J. Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that (a) we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and (b) we recognized between $3.0-$5.0 million in income for certain projects on the books of two separate subsidiaries. These additional allegations have also been referred to the special committee for investigation.

     We believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal course of business, none of which we believe are material to our financial position or results of operations.

     We have commitments to make certain severance payments to our former chief executive officer, totaling $3.25 million as of June 30, 2002.

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


Note 6 - Client Credit Risk

     We have more than 200 clients, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. Our clients include incumbent local exchange carriers, cable television operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic's and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If our judgments regarding the collectability of our accounts receivables were incorrect, adjustments to the allowance may be required. Prior to 2001, the allowance for doubtful accounts had averaged approximately $3.0 to $6.0 million annually, as we had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001, we recorded a bad debt provision of $182.2 million primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year. As of June 30, 2002, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $22.1 million for which we have not established a specific bad debt reserve. Based on the analytical process described above, management believes that we will recover the net amounts recorded. We maintain a general allowance for doubtful accounts of $11.0 million. There can be no assurance that we will collect the amounts reflected on our books for these clients as well as other clients. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Except for historical information, the matters discussed below may contain forward-looking statements, such as statements regarding our future growth and profitability, growth strategy and anticipated trends in the industries and economies in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions, including that our revenue or profit may differ from that projected, that we may be further impacted by slowdowns in our clients' businesses or deterioration in our clients' financial condition, that our reserves and allowances may be inadequate or the carrying value of our assets may be impaired, that the outcome of pending litigation and other proceedings may be adverse to us and that we may experience increased costs associated with realigning our business or may be unsuccessful in those efforts. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this quarterly report on Form 10-Q and in other documents filed by us with the Securities and Exchange Commission, including our registration statement on Form S-3 (No. 333-90027). We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about our results and the carrying values of assets and liabilities. Actual results and values may differ from these estimates.

     We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

     Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the services are rendered, generally using units of output. We recognize revenue and profits as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. If we do not accurately estimate revenue and costs, the profitability of such contracts can be affected adversely.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic's and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If our estimates of the collectability of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

     Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Long-lived assets and other intangibles are amortized on a straight-line basis over periods of between five and 15 years. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some of these events or changes include:

- significant underperformance relative to expected historical or projected future operating results,
- significant changes in the manner of our use of the acquired assets or the strategy for our overall business,
-   significant decline in our stock price for a sustained period, and
-   our market capitalization relative to net book value.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. If our estimates of fair value are incorrect, the carrying value of our assets may have to be adjusted, affecting our financial position.

     Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 2.

     We maintain insurance policies subject to deductibles for certain property and casualty and worker's compensation claims and, accordingly, accrue the estimated losses for claims not covered by insurance. Our liability for unpaid claims and the associated claim expenses, including losses incurred but not reported was actuarially determined as of June 30, 2002 and was reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. If we do not accurately estimate the losses resulting from liability and other claims, we may experience losses in excess of our insurance reserves.
We have commenced reviewing our insurance reserve semi-annually, beginning as of June 30, 2002.

     We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We may not be able to realize all or part of our deferred tax assets in the future and an adjustment would be charged to income in the period such determination was made. If we do not estimate our tax liability accurately, an
adjustment to our income may be required.   A valuation allowance is
established when it is more likely than not that any or all of the deferred tax assets will not be realized.

Litigation and contingencies are reflected in our consolidated financial statements based on managements' assessment, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs significantly from that currently expected, it could result in a charge to earnings when determined.

Results of Operations

     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollars in thousands):

			  Three Months Ended June 30,      Six Months Ended June30,
			------------------------------- -------------------------------
			      2002	      2001 	      2002	     2001
			--------------- --------------- --------------- ---------------
Revenue 		$213,041 100.0% $330,220 100.0% $416,823 100.0% $667,432 100.0%
Costs of revenue	 183,018  85.9   272,750  82.6   347,604  83.4   538,108  80.6
Depreciation 		   8,347   3.9    13,564   4.1    18,197   4.4    26,882   4.0
Amortization 		     128   0.1     2,771   0.8       256   0.1     5,648   0.9
General and administrative
 expenses		  19,266   9.0    36,164  11.0    41,345   9.9    84,078   12.6
Interest expense, net of
 interest income	   4,340   2.0     2,382   0.7     8,992   2.2     4,661    0.7
Other income
 (expense), net            4,988   2.3    (6,047) (1.8)    4,714   1.2    (5,606)  (0.8)
 			---------------  -------------- ---------------  -------------
Income (loss) before
 provision (benefit) for
 income taxes, minority
 interest and cumulative
 effect of accounting
 change                    2,930   1.4    (3,458) (1.0)    5,143   1.2     2,449    0.4
Provision (benefit) for
 income taxes              1,197   0.6    (1,290)  0.3     2,123   0.5     1,184    0.2
Minority interest             65     -         6     -        13     -      (130)     -
 			---------------  -------------- ---------------  -------------
Income (loss) before
 cumulative effect of
 accounting change      $  1,798   0.8   $ (2,162) (0.7)$  3,033   0.7   $ 1,135   0.2
Cumulaltive effect of
 accounting change,
 net of tax                    -     -          -     -  (25,671) (6.1)        -     -
			---------------- -------------- ---------------- -------------
Net income (loss)  	$  1,798   0.8%  $ (2,162) (0.7)$(22,638) (5.4)% $ 1,135   0.2%
			================ ============== ================ =============



                  Three Months Ended June 30, 2002
            Compared to Three Months Ended June 30, 2001

     Our revenue was $213.0 million for the three months ended June 30, 2002, compared to $330.2 million for the same period in 2001, representing a decrease of $117.2 million or 35.5%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent telecommunications clients and broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

     Our costs of revenue were $183.0 million or 85.9% of revenue for the three months ended June 30, 2002, compared to $272.8 million or 82.6% of revenue for the same period in 2001. In the three months ended June 30, 2002, margins were negatively impacted by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base, partially offset by adjustments to accruals resulting from improved insurance claims experience.

     Depreciation was $8.3 million or 3.9% of revenue for the three months ended June 30, 2002, compared to $13.6 million or 4.1% of revenue for the same period in 2001. We reduced depreciation expense in the three months ended June 30, 2002 by reducing capital expenditures and disposing of excess equipment.

     Amortization of intangibles decreased $2.7 million to $0.1 million for the three months ended June 30, 2002, compared to $2.8 million or 0.8% of revenue for the same period in 2001, as goodwill is no longer amortized in accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements).

     General and administrative expenses were $19.3 million or 9.0%
of revenue for the three months ended June 30, 2002, compared to $36.2 million or 11.0% of revenue for the same period in 2001. Included in general and administrative expense in 2001 is a provision for bad debts of $16.0 million to provide for receivables from specific clients who filed for bankruptcy. Excluding this provision, general and administrative expenses were $20.2 million or 6.1% of revenue in the three months ended June 30, 2001. The increase in general and administrative expenses as a percentage of revenue in 2002 is related to the overall decline in revenue experienced during the three months ended June 30, 2002 partially offset by adjustments to accruals resulting from improved bad debt and insurance claims experience. We are currently implementing additional measures to streamline our cost structure to reflect reduced revenue.

     Interest expense, net of interest income, was $4.3 million or 2.0% of revenue for the three months ended June 30, 2002, compared to $2.4 million or 0.7% of revenue for the same period in 2001. Although we had no outstanding borrowings on our credit facility as of June 30, 2002, we experienced an increase in net interest expense of $2.0 million in 2002 resulting from increased borrowing to meet working capital needs during the quarter.

     Other income of $5.0 million reflects the gain on disposal of certain non-core assets, investment and excess equipment. In 2001, other losses aggregated $6.0 million related primarily to an impairment charge on our equity investment in a client.

     For the three months ended June 30, 2002, our effective tax rate was approximately 40.9%, compared to 37.3% in 2001.

                  Six Months Ended June 30, 2002
            Compared to Six Months Ended June 30, 2001

     Our revenue was $416.8 million for the six months ended June 30, 2002, compared to $667.4 million for the same period in 2001, representing a decrease of $250.6 million or 37.5%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

     Our costs of revenue were $347.6 million or 83.4% of revenue for the six months ended June 30, 2002, compared to $538.1 million or 80.6% of revenue for the same period in 2001. In the six months ended June 30, 2002, margins were negatively impacted by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base, partially offset by adjustments to accruals resulting from improved insurance claims experience.

     Depreciation was $18.2 million or 4.4% of revenue for the six months ended June 30, 2002, compared to $26.9 million or 4.0% of revenue for the same period in 2001. We reduced depreciation expense in the six months ended June 30, 2002 by reducing capital expenditures and disposing of excess equipment.

     Amortization of intangibles decreased $5.4 million to $0.3 million for the six months ended June 30, 2002, compared to $5.7 million or 0.9% of revenue for the same period in 2001, as goodwill is no longer amortized in accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements).

     General and administrative expenses were $41.3 million or 9.9% of revenue for the six months ended June 30, 2002, compared to $84.1 million or 12.6% of revenue for the same period in 2001. Included in general and administrative expense in 2001 is a provision for bad debt of $38.0 million to provide for receivables from specific clients who filed for bankruptcy. Excluding this provision, general and administrative expenses were $46.1 million or 6.9% of revenue in the six months ended June 30, 2001. The increase in general and administrative expenses as a percentage of revenue is related to the overall decline in revenue experienced during the six months ended June 30, 2002, partially offset by adjustments to accruals resulting from improved bad debt and insurance claims experience. We are currently implementing additional measures to streamline our cost structure to reflect reduced revenue.

     Interest expense, net of interest income, was $9.0 million or
2.2% of revenue for the six months ended June 30, 2002, compared to
$4.7 million or 0.7% of revenue for the same period in 2001.   Although
we had no outstanding borrowings on the credit facility as of June 30, 2002, we experienced an increase in net interest expense of $4.3 million in 2002 resulting from increased borrowing to meet working capital needs during the six months ended June 30, 2002.

     Other income of $4.7 million during the six months ended June 30, 2002 reflects the gain on disposal of certain non-core assets and investments held for sale as of December 31, 2001. In 2001, other losses aggregated $5.6 million related primarily to an impairment charge on our equity investment in a client.

     For the six months ended June 30, 2002 and 2001 respectively our effective tax rate was approximately 41.4% and 40.3% for North
American operations and 33.0% for Brazilian operations in both 2002 and 2001.

Financial Condition, Liquidity and Capital Resources

     We derive a significant amount of our revenue from telecommunications clients. During the last two years, the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications clients in 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2002. Although we have refocused our business on long-time, stable telecommunications and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

     Our primary liquidity needs are for working capital, capital expenditures, acquisitions and investments, and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit.

     Net cash provided by operating activities was $41.2 million for the six months ended June 30, 2002, compared to $9.7 million used in 2001. The net cash provided by operating activities in 2002, is due in part to collection of receivables, changes in working capital, and receipt of a $44.2 million income tax refund resulting from losses incurred in 2001. Proceeds from the income tax refund were used to repay all borrowings under our credit facility at the time of receipt.

     We completed a new credit facility in February 2002 that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of June 30, 2002, availability under the credit facility totaled $62.4 million net of outstanding standby letters of credit aggregating $17.5 million. We had no outstanding borrowings under the credit facility at June 30, 2002. The Company is currently borrowing on its line of credit to support seasonal working capital needs. Amounts outstanding under the revolving credit facility mature in January 2007. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, deterioration in the quality of our receivables or work in process will reduce availability under our credit facility.

     The credit facility also contains certain financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002, and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, 10 and 11 consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002. As of June 30, 2002 we were in compliance with all of the covenants under the credit facility. Failure to achieve certain results could cause us not to meet these covenants in the future. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility which would entitle the lenders to accelerate the repayment of amounts outstanding and terminate the facility, and we may be required to sell assets for less than their carrying value to repay any amounts outstanding under this facility. We also may be required to seek alternative sources of liquidity if our cash flows from operations were insufficient to fund our operations. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.8 million is outstanding at June 30, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     During the six months ended June 30, 2002, we invested $6.4 million in our fleet to replace or upgrade equipment and $4.2 million in technology enhancements including approximately $0.3 million acquired under capital leases. Also, we received proceeds of approximately $13.0 million on the sale of assets and disposal of assets held for sale and investments. During the six months ended June 30, 2002, our financing activities primarily consisted of the repayment of all borrowings under our credit facility using the proceeds from the $44.2 million income tax refund received and cash generated from operations.

     The following table sets forth our contractual commitments as of June 30, 2002 (in thousands):


                                   Less than                          After 5
Contractual Obligations  Total       1 year   1-3 years  4-5 years     years
------------------------------------------------------------------------------
Long-term debt          $195,846    $     -    $     -    $	 -   $195,846
Other obligations	   2,120      1,350        770           -          -
Revolving debt             2,223      2,223          -           -          -
Obligations related to
  acquisitions(1)          7,671      7,671          -           -          -
Obligations related to
  severance(2)             3,250      3,250          -           -          -
Capital leases               475        188        287           -          -
Operating leases          25,802     11,372     10,847       3,435        148
                        --------    -------    -------      ------   --------
Total                   $237,387    $26,054    $11,904      $3,435   $195,994
                        ========    =======    =======      ======   ========

(1)  Primarily related to contingent consideration for acquisitions.
(2)  Severance for our former president and chief executive officer.


                          Total
Other Commercial        Amounts   Less than                      Over 5
Commitments            Committed   1 year    1-3 years 4-5 years  years
------------------------------------------------------------------------
Credit facility          $     -    $     -    $    -    $    -   $     -
Standby letters of
  credit                  17,519     17,519         -         -         -
                         -------    -------    ------    ------   -------
Total                    $17,519    $17,519    $    -    $    -   $     -
                         =======    =======    ======    ======   =======

Seasonality

Our North American operations are historically seasonally slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in local currency from our Brazilian operations is not expected to fluctuate seasonally.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. We adopted SFAS No. 144 effective January 1, 2002.

     In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No.
145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that adoption of SFAS No. 145 will have a material effect on our earnings or financial position.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not anticipate that adoption of SFAS No. 146 will have a material effect on our earnings or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Notes 3 and 5 to Consolidated Financial Statements for disclosure about market risk.

PART II.	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2002, the lawsuit brought by Artcom Technologies, Inc. against MasTec in the U.S. District Court for the Southern District of Florida was voluntarily dismissed by the plaintiffs with prejudice. The lawsuit sought to recover approximately $6.0 million in damages (subject to trebling) allegedly incurred by Artcom as a result of certain unauthorized transaction by two former Artcom managers. All counterclaims and all other civil litigation by MasTec against Artcom and its subsidiary, Sintel International Corp., also were dismissed with prejudice. In connection with the dismissal, Artcom provided a statement that, after extensive discovery, Artcom concluded that there is no evidence establishing that the Artcom managers were acting as agents for or on behalf of MasTec as was alleged in the complaint.

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin J. Shanfelter, our President and Chief Executive Officer.
The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that (a) we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and
(b) we recognized between $3-$5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations have also been referred to the special committee for investigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of MasTec was held on May 23, 2002. The holders of MasTec's common stock were entitled to elect three Class I directors to serve until 2005 and until their successors are elected and qualified. Proxies for 45,129,200 of the 47,914,099 shares entitled to vote were received.

     The following table sets forth the names of the three persons elected at the Annual Meeting to serve as directors until 2005 and the number of votes cast for or against respect to each person.

                               For          Withheld
                           ----------       --------
     Jorge Mas             44,365,669       763,531
     Jose Mas              44,365,406       763,794
     Julia L. Johnson      44,246,084       883,116


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


Exhibit No.	Description

3.1	        Amended Bylaws as of April 16, 2002.


(b)   Reports on Form 8-K

     On April 26, 2002, MasTec filed a Current Report on Form 8-K dated April 19, 2002, with the Securities and Exchange Commission reporting information under Item 4, Changes in Registrant's Certifying Accountant, to report the engagement of Ernst & Young LLP as our independent auditor for the 2002 calendar year, replacing PricewaterhouseCoopers LLP.

     On June 11, 2002, MasTec filed a Form 8-K/A dated April 19, 2002, with the Securities and Exchange Commission reporting information under
Item 4, Changes in Registrant's Certifying Accountant, to amend the Current Report on Form 8-K filed on April 26, 2002, changing the word "replacing" in reference to the former accountants to "dismissing" pursuant to the requirements of Item 304(a)(i) of Regulation S-K and at the request of the Securities and Exchange Commission.




                             SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MASTEC, INC.




Date:  August 14, 2002                   /s/ DONALD P. WEINSTEIN
                                         --------------------------
                                         Donald P. Weinstein
                                         Executive Vice President -
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)





Exhibit 3.1
-----------


                          AMENDED  BYLAWS
                                OF
                           MASTEC, INC.

                   Amended as of April 16, 2002

                                ARTICLE I

                              SHAREHOLDERS

     Section 1. Annual Meeting. The annual meeting of the shareholders of the Corporation shall be held, either within or without the State of Florida on the third Monday in May of each year, or on such other date as the Board of Directors may determine, and at such place and at such time as the Board of Directors may determine and designate in the notice of the meeting. The annual meeting of shareholders shall be held for the election of directors of the Corporation and for any other proper business as may properly come before the meeting.

     Section 2. Special Meeting. Special meetings of the shareholders may be called by the Board of Directors or by the President, and shall be called by the President or by the Secretary upon the written request of the holders of record of at least twenty-five per cent (25%) of the shares of stock of the Corporation, issued and outstanding and entitled to vote, at such times and at such place either within or without the State of Florida as may be designated in the notice of the meeting.
Such request shall state the purpose or purposes of the proposed meeting.

     Section 3. Notice of Meetings. Except as may be provided by statute, written notice of an annual or special meeting of shareholders stating the time, place, date and purpose of every meeting of shareholders shall be delivered personally or by first-class mail not less than ten days nor more than sixty days previous thereto to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his/her address as it appears on the stock transfer books of the Corporation with postage thereon prepaid or at such other address as shall be furnished in writing by him/her to the Corporation for such purpose. Such further notice shall be given as may be required by law or by these Bylaws. Attendance of a person at a meeting of shareholders in person or by proxy constitutes a waiver of notice of the meeting except where the shareholder, at the beginning of the meeting, objects to holding the meeting or transacting business at the meeting.

     Section 4. Quorum. The holders of record of at least a majority of the shares of the stock of the Corporation, issued and outstanding and entitled to vote thereat, present in person or by proxy, shall, except as otherwise provided by law or by the Articles of Incorporation, constitute a quorum at all meetings of the shareholders. All shareholders present in person or represented by proxy at such meeting may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum. If, however, such quorum shall not be initially present at any meeting of shareholders, a majority of the shareholders entitled to vote thereat shall nevertheless have power to adjourn the meeting from time to time and to another place, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally called. If after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. Once a share is represented for any purpose at a meeting, it is deemed presented for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for that adjourned meeting.

     Section 5. Organization of Meetings. Meetings of the shareholders shall be presided over by the Chairman of the Board, if there be one, or if he/she is not present, by the President, or if he/she is not present, by a chairman to be chosen at the meeting. The Secretary of the Corporation, or in his/her absence an Assistant Secretary, shall act as Secretary of the meeting, if present.

     Section 6. Voting. At each meeting of shareholders, except as otherwise provided by law or the Articles of Incorporation, every shareholder shall be entitled to one vote in person or by proxy for each share of stock having voting power held by such shareholder.
Except as otherwise expressly required by the Articles of Incorporation, elections of directors shall be determined by a plurality of the votes cast thereat and, except as otherwise provided by statute or the Articles of Incorporation, all other action shall be authorized if the votes cast favoring the action exceed the votes cast against the action. Each proxy to vote shall be in writing and signed by the shareholder or by his/her duly authorized agent or representative. A proxy is not valid after the expiration of 11 months after its date unless the person executing it specifies therein the length of time for which it is to continue in force. Unless prohibited by law, a proxy otherwise validly granted by telegram shall be deemed to have been signed by the granting shareholder. All questions regarding the qualification of voters, the validity of proxies and the acceptance or rejection of votes shall be decided by the presiding officer of the meeting. At all elections of directors, the voting shall be by ballot or in such other manner as may be determined by the shareholders present in person or by proxy entitled to vote at such election. With respect to any other matter presented to the shareholders for their consideration at a meeting, any shareholder entitled to vote may, on any question, demand a vote by ballot.

     A complete list of the shareholders entitled to vote at each such meeting or any adjournment thereof, arranged in alphabetical order and voting group, with the address of each, and the number, class and series of shares registered in the name of each shareholder, shall be prepared by the Secretary and shall be open to the examination of any shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting or such shorter time as exists between the record date and the meeting and continuing through the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or at the office of the Corporation's transfer agent or registrar. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any shareholder who is present.

     Section 7. Inspectors of Election. The Board of Directors in advance of any meeting of shareholders may appoint one or more Inspectors of Election to act at the meeting or any adjournment thereof. If Inspectors of Election are not so appointed, the Chairman of the meeting may, and on the request of any shareholder entitled to vote shall, appoint one or more Inspectors of Election. Each
Inspector of Election, before entering upon the discharge of his/her duties, shall take and sign an oath faithfully to execute the duties of Inspector of Election at such meeting with strict impartiality and according to the best of his/her ability. If appointed, Inspectors of Election shall take charge of the polls and, when the vote is completed, shall make a certificate of the result of the vote taken and of such other facts as may be required by law.

     Section 8. Action by Consent. Unless otherwise provided by the Articles of Incorporation, any action required to be taken at any annual or special meeting of the shareholders, or any other action which may be taken at any annual or special meeting of the shareholders may be taken without a meeting, without prior notice, and without a vote if a consent in writing, setting forth the action so taken, shall be signed by holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all shares entitled to vote thereon were present and voted. Within 10 days after obtaining such authorization by written consent, notice shall be given to those shareholders who have not consented in writing. The notice shall fairly summarize the material features of the authorized action and, if the action is of a type for which dissenters' rights are provided for by statute, the notice shall contain a clear statement of the right of shareholders dissenting therefrom to be paid the fair value of their shares upon compliance with further provisions of such statute regarding the rights of dissenting shareholders.

     Section 9.  Notice of Shareholder Business and Nominations.

     (a) Annual Meeting of Shareholders. (1) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Section 9, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 9.

     (2) For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (iii) of
Section 9(a)(1), the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must be a proper matter for shareholder action. To be timely, a shareholder's notice must be delivered to or mailed to and received by the Secretary of the Corporation at the principal executive offices of the Corporation not less than 120 calendar days prior to the first anniversary of the date that the Corporation's proxy statement was released to shareholders in connection with the preceding year's annual meeting of shareholders, except that if no annual meeting of shareholders was held in the preceding year or if the date of the annual meeting of shareholders has been changed by more than 30 calendar days from the date contemplated at the time of the preceding year's proxy statement, the notice shall be received by the Secretary at the principal executive offices of the Corporation not less than 150 calendar days prior to the date of the contemplated annual meeting or the date that is 10 calendar days after the date of the first public announcement or other notification to shareholders of the date of the contemplated annual meeting, whichever first occurs.

     (3) A shareholder's written notice shall set forth with respect to any proposal such shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business;
(iii) the class and number of shares of the Corporation that are beneficially owned by such shareholder; (iv) the dates upon which the shareholder acquired such shares; (v) documentary support for any claim of beneficial ownership; (vi) any material interest of such shareholder in such business; (vii) a statement in support of the matter and, for proposals sought to be included in the Corporation's proxy statement, any other information required by Securities and Exchange Commission Rule 14a-8; and (viii) as to each person whom the shareholder proposes to nominate for election or reelection as director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and evidence satisfactory to the Corporation that such nominee has no interests that would limit their ability to fulfill their duties of office. In addition, if the shareholder intends to solicit proxies from the shareholders of the Corporation, such shareholder shall notify the Corporation of this intent in accordance with Securities and Exchange Commission Rule 14a-4 and Rule 14a-8, as applicable.

     (b) Special Meetings of Shareholders. (1) For business to be properly brought before a special meeting of shareholders called by a shareholder, the shareholder must give timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be received by the Secretary of the Corporation at the principal executive offices of the Corporation at least 120 calendar days prior to the date of the special meeting.

     (2) Such shareholder's notice to the Secretary shall set forth with respect to any proposal such shareholder proposes to bring before the special meeting (i) a brief description of the business desired to be brought before the special meeting and the reasons for conducting such business at the special meeting; (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business; (iii) the class and number of shares of the Corporation that are beneficially owned by such shareholder; (iv) the dates upon which the shareholder acquired such shares; (v) documentary support for any claim of beneficial ownership; (vi) any material interest of such shareholder in such business; (vii) a statement in support of the matter and, for proposals sought to be included in the Corporation's proxy statement, any other information required by Rule 14a-8; and (viii) if the shareholders requesting the special meeting propose to nominate one or more persons for election or reelection as director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation14A under the Securities Exchange Act of 1934, as amended, including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and evidence reasonably satisfactory to the Corporation that such nominee has no interests that would limit their ability to fulfill their duties of office. In addition, if the shareholder intends to solicit proxies from the shareholders of the Corporation, such shareholder shall notify the Corporation of this intent in accordance with Securities and Exchange Commission Rule 14a-4 and
Rule 14a-8, as applicable.

     (c) Compliance with this Section 9. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at an annual or special meeting of shareholders except business brought before such meeting in accordance with the procedures set forth in this Article I, Section 9; provided, however, that, once business has been properly brought before such meeting in accordance with such procedures, nothing in this Article I, Section 9 shall be deemed to preclude discussion by any shareholder of any such business. If the chairman of such meeting determines that business was not properly brought before the meeting in accordance with the foregoing procedures, the chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.



                                ARTICLE II

                                DIRECTORS

     Section 1. Number, Quorum, Term, Vacancies, Removal. The business and affairs of the Corporation shall be managed by or under the direction of its Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the shareholders. The Board of Directors of the Corporation shall consist of nine persons. The number of directors may be changed by a resolution passed by a majority of the whole Board or by a vote of the holders of record of at least a majority of the shares of stock of the Corporation, issued and outstanding and entitled to vote. The directors shall be elected at the annual meeting of the shareholders, except as provided in this Section of this Article, and each director elected shall hold office until his/her successor is duly elected and qualified or until his/her death, resignation or removal. Directors need not be shareholders or officers of the Corporation.

     A majority of the members of the Board of Directors then holding office (but not less than one-third of the total number of directors nor less than two directors) shall constitute a quorum for the transaction of business. At all meetings of a committee of the Board a majority of the directors then members of the committee in office shall constitute a quorum for the transaction of business. The act of a majority of the members present at any meeting at which there is a quorum shall be the act of the Board of Directors or the committee, unless the vote of a larger number is specifically required by statute, by the Articles of Incorporation, or by these Bylaws. If at any meeting of the Board or a committee, there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time and to another place without notice other than announcement at the meeting, until a quorum shall be present.

     The Board of Directors shall be divided into three classes which shall be denominated Class I, Class II and Class III, respectively, and whose members shall be as nearly equal in number as may be possible, to serve for the following terms and until their successors shall have been elected and shall have been qualified and unless sooner displaced or removed: Class I, comprised of three directors and to serve until the Annual Meeting of the Corporation's Shareholders in 2002; Class II to be comprised of two directors and to serve until the Annual Meeting of the Corporation's Shareholders in 2003; and Class III, comprised of three directors to serve until the Annual Meeting of the Corporation's Shareholders in 2004. Thereafter, at each subsequent Annual Meeting of Shareholders the successors to the Class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding Annual Meeting.

     Notwithstanding the foregoing, whenever the holders of any series of Preferred Stock shall be entitled, voting separately as a Class, to elect directors, the terms of all directors elected by such holders shall expire at the next succeeding Annual Meeting of Shareholders.

     Whenever any vacancy shall have occurred in the Board of Directors by reason of death, resignation, an increase in the number of directors or otherwise, it shall be filled by the affirmative vote of a majority of the remaining directors, though less than a quorum of the Board, or by the shareholders (except as otherwise provided by law or the Articles of Incorporation), and the person so chosen shall hold office until the next annual election and until his/her successor is duly elected and has qualified or until his/her death, resignation or removal.

     At a meeting of shareholders, any director or the entire Board of Directors may be removed, solely with cause and provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him/her constitutes at least a majority of the voting power of all of the shares of capital stock then entitled to vote generally in the election of directors, voting together as a single class. "Cause" shall mean the failure of a director to substantially perform such director's duties to the Corporation (other than any such failure resulting from incapacity due to physical or mental illness) or the willful engaging by a director in gross misconduct injurious to the Corporation.

     Section 2. Meetings, Notice. Regular or special meetings of the Board of Directors shall be held at such place either within or without the State of Florida, as may from time to time be fixed by resolution of the Board, or as may be specified in the notice of meeting. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board and, unless the Articles of Incorporation provide otherwise, regular meetings of the Board may be held without notice of the date, time, place or purpose of the meeting. Special meetings may be held at any time upon the call of two directors, the Chairman of the Board, if one be elected, or the President, by oral, telegraphic or written notice, duly served on or sent or mailed to each director not less than two days before such meeting. The notice need not specify the business to be transacted or the purpose of the special meetings. Unless otherwise restricted by the Articles of Incorporation, members of the Board of Directors, or any committee designated by the Board, may participate in a meeting of the Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting. Notice of a meeting of the Board of Directors need not be given to any director who signs a waiver of notice either before or after the meeting. Attendance of a director at a meeting constitutes a waiver of notice of the meeting except where a director states, at the beginning of the meeting or promptly upon arrival at the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

     Section 3. Committees. The Board of Directors may, in its discretion, by resolution adopted by a majority of the whole Board, designate from among its members one or more committees which shall consist of two or more directors. The Board may designate one or more directors as alternate members of any such committee, who may replace any absent or disqualified member at any meeting of the committee. Such committees shall have and may exercise such powers as shall be conferred or authorized by the resolution appointing them; provided, however, such a committee shall not have the power or authority to:

     (A) approve or recommend to shareholders actions or proposals required by statute to be approved by the shareholders,

     (B) fill vacancies on the Board of Directors or any committee thereof,

     (C)  adopt, amend or repeal the Bylaws of the Corporation,

     (D) authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or

     (E) authorize or approve the issuance or sale or contract for the sale of shares, or determine the designation and relative rights, preferences and limitations of a voting group, except that the Board of Directors may authorize a committee (or a senior executive officer of the Corporation) to do so within limits specifically prescribed by the Board of Directors.

     A majority of any such committee may determine its action, keep regular minutes of its meetings and fix the time and place of its meetings, unless the Board of Directors shall otherwise provide. The Board shall have power at any time to change the membership of any such committee, to fill vacancies in it, or to dissolve it.

     Section 4. Action by Consent. Unless otherwise provided by the Articles of Incorporation, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting, if prior to or after such action, a written consent or consents thereto is signed by all members of the Board, or of such committee as the case may be, and such written consent or consents is filed with the minutes of proceedings of the
board or committee.   Such consents shall have the same effect as a
vote of the Board or committee for all purposes.

     Section 5. Compensation. The Board of Directors may determine, from time to time, the amount of compensation which shall be paid to its members. The Board of Directors shall also have power, in its discretion, to allow a fixed sum and expenses for attendance at each regular or special meeting of the Board, or of any committee of the Board; in addition, the Board of Directors shall also have power, in its discretion, to provide for and pay to directors rendering services to the Corporation not ordinarily rendered by directors, as such, special compensation appropriate to the value of such services, as determined by the Board from time to time.

     Section 6. Resignation. A director may resign by written notice to the Corporation. The resignation is effective upon its delivery to the Corporation or a subsequent time as set forth in the notice of resignation.



                                ARTICLE III

                                 OFFICERS

     Section 1. Title and Election. The officers of the Corporation, who shall be chosen by the Board of Directors at its first meeting after each annual meeting of shareholders, shall be a President, a Treasurer and a Secretary. The Board of Directors from time to time may elect a Chairman of the Board, one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and such other officers and agents as it shall deem necessary, and may define their powers and duties. Any number of offices may be held by the same person.

     Section 2. Terms of Office. The officers shall hold office until their successors are chosen and qualify.

     Section 3. Removal. Any officer may be removed, either with or without cause, at any time, by the affirmative vote of a majority of the Board of Directors.

     Section 4. Resignations. Any officer may resign at any time by giving written notice to the Corporation. Such resignation shall take effect upon its delivery to the Corporation or at the time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     Section 5. Vacancies. If the office of any officer or agent becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, the directors may choose a successor, who shall hold office for the unexpired term in respect of which such vacancy occurred.

     Section 6. Chairman of the Board. The Chairman of the Board of Directors, if one be elected, shall preside at all meetings of the Board of Directors and of the shareholders, and he/she shall have and perform such other duties as from time to time may be assigned to him/ her by the Board of Directors.

     Section 7. President. The President shall be the chief executive officer of the Corporation and, in the absence of the Chairman, shall preside at all meetings of the Board of Directors, and of the shareholders. He/She shall exercise the powers and perform the duties usual to the chief executive officer and, subject to the control of the Board of Directors, shall have general management and control of the affairs and business of the Corporation; he/she shall appoint and discharge employees and agents of the Corporation (other than officers elected by the Board of Directors) and fix their compensation; and he/she shall see that all orders and resolutions of the Board of Directors are carried into effect. He/She shall have the power to execute bonds, mortgages and other contracts, agreements and instruments of the Corporation, and shall do and perform such other duties as from time to time may be assigned to him/her by the Board of Directors.

     Section 8. Vice Presidents. If chosen, the Vice Presidents, in the order of their seniority, shall, in the absence or disability of the President, exercise all of the powers and duties of the President. Such Vice Presidents shall have the power to execute bonds, notes, mortgages and other contracts, agreements and instruments of the Corporation, and shall do and perform such other duties incident to the office of Vice President and as the Board of Directors, or the President shall direct.

     Section 9. Secretary. The Secretary shall attend all sessions of the Board and all meetings of the shareholders and record all votes and the minutes of proceedings in a book to be kept for that purpose. He/She shall give, or cause to be given, notice of all meetings of the shareholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors. The Secretary shall affix the corporate seal to any instrument requiring it, and when so affixed, it shall be attested by the signature of the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer who may affix the seal to any such instrument in the event of the absence or disability of the Secretary. The Secretary shall have and be the custodian of the stock records and all other books, records and papers of the Corporation (other than financial) and shall see that all books, reports, statements, certificates and other documents and records required by law are properly kept and filed.

     Section 10. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all monies, and other valuable effects in the name and to the credit of the Corporation, in such depositories as may be designated by the Board of Directors. He/She shall disburse the funds of the Corporation as may be ordered by the Board, taking proper vouchers for such disbursements, and shall render to the directors whenever they may require it, an account of all his/her transactions as Treasurer and of the financial condition of the Corporation.

     Section 11. Duties of Officers May be Delegated; Customary Duties. In case of the absence or disability of any officer of the Corporation, or for any other reason that the Board may deem sufficient, the Board may delegate for the time being, the powers or duties, or any of them, of such officer to any other officer, or to any director. To the extent the powers and duties of the several officers are not provided from time to time by resolution or other directive of the Board of Directors or by the President (with respect to other officers), the officers shall have all powers and shall discharge the duties customarily and usually held and performed by like officers of the corporations similar in organization and business purposes to this Corporation.

                                ARTICLE IV

                             INDEMNIFICATION

     Section 1. Actions by Others. The Corporation (1) shall indemnify any person who was or is a party to any proceeding (other than an action by or in the right of the (Corporation), by reason of the fact that he/she is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against liability incurred by him/her in connection with such proceeding, including any appeal thereof, if he/she acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his/her conduct was unlawful. The termination of any proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he/she reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, had no reasonable cause to believe that his/her conduct was unlawful.

     Section 2. Actions by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party to any proceeding by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he/she is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses and amounts paid in settlement not exceeding, in the judgment of the Board of Directors, the estimated expense of litigating the proceeding to conclusion, actually and reasonably incurred by him/her in connection with the defense or settlement of such proceeding, including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of the Corporation, except that no indemnification shall be made under this Section in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

     Section 3. Successful Defense. To the extent that a person who is or was a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any proceeding referred to in Section 1 or Section 2 of this Article, or in defense of any claim, issue or matter therein, he/she shall be indemnified against expenses actually and reasonably incurred by him/her in connection therewith.

     Section 4.  Specific Authorization.  Any indemnification under
Section 1 or Section 2 of this Article (unless pursuant to a determination by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he/she has met the applicable standard of conduct set forth in said Sections 1 and 2. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding; (2) if such a quorum is not obtainable or, even if obtainable, by majority vote of a committee duly designated by the Board of Directors (in which directors who are parties may participate) consisting solely of two or more directors not at the time parties to the proceeding; or (3) by independent legal counsel selected by the Board of Directors prescribed in paragraph (1) of this Section or the committee prescribed in paragraph (2) of this Section or, if a quorum of the directors cannot be obtained for paragraph 1 and the committee cannot be designated under paragraph 2, selected by majority vote of the full Board of Directors (in which directors who are parties may participate); or (4) by the shareholders by a majority vote of a quorum consisting of shareholders who were not parties to such proceeding or, if no such quorum is obtainable, by a majority vote of shareholders who were not parties to such proceeding.

     Section 5. Advance of Expenses. Expenses incurred by any person who may have a right of indemnification under this Article in defending a civil or criminal proceeding may be paid by the Corporation in advance of the final disposition of such proceedings upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if he/she is ultimately found not to be entitled to indemnification by the Corporation pursuant to this Article. Expenses incurred by other employees and agents may be paid in advance upon such terms or conditions that the Board of Directors deems appropriate.

     Section 6. Right of Indemnity Not Exclusive. The indemnification and advancement or expenses provided by this Article shall not be deemed exclusive, and the Corporation may make any other or further indemnification or advancement of expenses of any of its directors, officers, employees, or agents, under any bylaws, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his/her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person, unless otherwise provided when authorized or ratified.

     Section 7. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him/her and incurred by him/her in any such capacity, or arising out of his/her status as such, whether or not the Corporation would have the power to indemnify him/her against such liability under the provisions of this Article, or Section 607.0850 of the Florida Business Corporation Act.

     Section 8. Invalidity of Any Provisions of this Article. The invalidity or unenforceability of any provision of this Article shall not affect the validity or enforceability of the remaining provisions of this Article.

                                ARTICLE V

                              CAPITAL STOCK

     Section 1. Certificates. The interest of each shareholder of the Corporation shall be evidenced by certificates for shares of stock in such form as the Board of Directors may from time to time prescribe.
The certificates of stock shall be signed by the President or a Vice President and by the Secretary, or the Treasurer, or an Assistant Secretary, or an Assistant Treasurer, sealed with the seal of the Corporation or a facsimile thereof, and countersigned and registered in such manner, if any, as the Board of Directors may by resolution prescribe. Where any such certificate is countersigned by a transfer agent other than the Corporation or its employee, or registered by a registrar other than the Corporation or its employee, the signature of any such officer may be a facsimile signature. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures' shall have been used thereon had not ceased to be such officer or officers.

     Section 2. Transfer. The shares of stock of the Corporation shall be transferred only upon the books of the Corporation by the holder thereof in person or by his/her attorney, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require.

     Section 3. Record Dates. The Board of Directors may fix in advance a date, not less than ten nor more than seventy days preceding the date of any meeting of shareholders, or the date for the payment of any dividend, or the date for the distribution or allotment of any rights, or for the purpose of any other action, as a record date for the determination of the shareholders entitled to notice of, and to vote at, any such meeting or any adjournment thereof, or entitled to receive payment of any such dividend or to receive any distribution or allotment of such rights, or otherwise, and in such case only such shareholders as shall be shareholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend or to receive such distribution or allotment or rights, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date is fixed as aforesaid.

     Section 4. Lost Certificates. In the event that any certificates of stock are lost, stolen, destroyed or mutilated, the Board of Directors may authorize the issuance of a new certificate of the same tenor and for the same number of shares in lieu thereof. The Board may in its discretion, before the issuance of such new certificate, require the owner of the lost, stolen, destroyed or mutilated certificate, or the legal representative of the owner, to make an affidavit or affirmation setting forth such facts as to the loss, destruction or mutilation as it deems necessary, and to give the Corporation a bond in such reasonable sum as it directs to indemnify the Corporation.

                                ARTICLE VI

                            CHECKS, NOTES, ETC.

     Section 1. Checks, Notes, Etc. All checks and drafts on the Corporation's bank accounts and all bills of exchange and promissory notes, and all acceptances, obligations and other instruments for the payment of money, may be signed by the President or any Vice President and may also be signed by such other officer or officers, agent or agents, as shall be thereunto authorized from time to time by the Board of Directors.

                                ARTICLE VII

                         MISCELLANEOUS PROVISIONS

     Section 1. Offices. The registered office of the Corporation shall be located at the office of Corporation Services Company, in the City of Tallahassee, in the State of Florida and said corporation shall be the registered agent of this Corporation in charge thereof. The Corporation may have other offices either within or without the State of Florida at such places as shall be determined from time to time by the Board of Directors or the business of the Corporation may require.

     Section 2. Fiscal Year. The fiscal and operating year of the Corporation shall commence on January 1 and end on December 31 in each year.

     Section 3. Corporate Seal. The seal of the Corporation shall be circular in form and contain the name of the Corporation, and state of its incorporation. Such seal may be altered from time to time at the discretion of the Board of Directors. Except as otherwise provided by law, the failure to affix the seal of the Corporation to the document shall not affect the validity thereof.

     Section 4. Books. There shall be kept at such office of the Corporation as the Board of Directors shall determine, within or without the State of Florida, correct books and records of account of all its business and transactions, minutes of the proceedings of its shareholders, Board of Directors and committees, and the stock book, containing the names and addresses of the shareholders, the number, class and series of shares held by them, respectively, and the dates when they respectively became the owners of record thereof, and in which the transfer of stock shall be registered, and such other books and records as the Board of Directors may from time to time determine.

     Section 5. Governing Documents. These Bylaws shall govern the internal affairs of the Corporation, but only to the extent they are consistent with law and the Articles of Incorporation. Nothing contained in the Bylaws shall, however, prevent the imposition by contract of greater voting, notice or other requirements than those set forth in these Bylaws.

                                ARTICLE VIII

                                AMENDMENTS

     Section 1. Amendments. The Bylaws of the Corporation may be altered, amended or repealed, and new Bylaws adopted, by the affirmative vote of at least a majority of the members of the Board of Directors then in office or by the affirmative vote of the holders of at least a majority of the voting power of all shares of stock of the Corporation then entitled to vote generally in the election of directors, voting as a single class; provided, however, that any proposal to amend, alter, change or repeal the provisions of Section
1 of Article II of the Bylaws of the Corporation shall require the affirmative vote of the holders of at least 80% of the voting power of all the shares of stock of the Corporation entitled to vote generally in the election of directors, voting together as a single class.