Form 10-Q
period 2002-09-30
MASTEC INC
filed 2002-11-14
CIK 15615

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2002

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

As of November 11, 2002, MasTec, Inc. had 47,989,971 shares of common stock, $0.10 par value, outstanding.

                        MASTEC, INC.
                     TABLE OF CONTENTS



Part I.  Financial Information

Item 1.  Financial Statements

     Unaudited Consolidated Statements of Operations for the
     Three and Nine Months Ended September 30, 2002 and 2001. . . . .  3

     Consolidated Balance Sheets as of September 30, 2002
     (Unaudited) and December 31, 2001. . . . . . . . . . . . . . . .  4

     Unaudited Consolidated Statement of Changes in Shareholders'
     Equity for the Nine Months Ended September 30, 2002. . . . . . .  5

     Unaudited Consolidated Statements of Cash Flows for the Nine
     Months Ended  September 30, 2002 and 2001. . . . . . . . . . . .  6

     Notes to Consolidated Financial Statements (Unaudited) . . . . .  7

Item 2.	Management's Discussion and Analysis of Financial Condition
     and Results of Operations. . . . . . . . . . . . . . . . . . . . 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk. . 22

Item 4.	Controls and Procedures . . . . . . . . . . . . . . . . . . . 22

Part II.  Other Information

Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 22

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                            MASTEC, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                            (Unaudited)


                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                    ------------------  -----------------
                                       2002     2001     2002     2001
                                    --------- -------- -------- ---------
Revenue                              $231,758 $302,243 $648,581 $969,675
Costs of revenue                      196,604  247,394  544,208  785,502
Depreciation                            8,085   12,262   26,282   39,144
Amortization                              128    2,377      384    8,025
General and administrative expenses    19,196  142,422   60,541  226,500
Interest expense                        4,777    5,346   14,413   15,211
Interest income                           264      315      908    5,518
Other income (loss), net                  484  (10,223)   5,198  (15,829)
                                     -------- -------- -------- --------
Income (loss) before provision for
 income taxes, minority interest and
 cumulative effect of accounting change 3,716 (117,466)   8,859 (115,018)
Provision (benefit) for income taxes    1,357  (41,970)   3,480  (40,786)
Minority interest                           4      255       17      125
                                     -------- -------- -------- --------
Income (loss) before cumulative effect
 of accounting change                   2,363  (75,241)   5,396  (74,107)
Cumulative effect of accounting change,
 net of tax                                 -        -  (25,671)       -
                                     -------- -------- -------- --------
Net income (loss)                    $  2,363 $(75,241)$(20,275)$(74,107)
                                     ======== ======== ======== ========
Basic weighted average common shares
 outstanding                           47,926   47,787   47,916   47,761
                                     ======== ======== ======== ========
Basic earnings per share before
 cumulative effect of accounting
 change                              $   0.05 $  (1.57)$   0.11 $  (1.55)
Cumulative effect of accounting change      -        -    (0.53)       -
                                     -------- -------- -------- --------
Basic earnings per share             $   0.05 $  (1.57)$  (0.42)$  (1.55)
                                     ======== ======== ======== ========
Diluted weighted average common
 shares outstanding                    47,965   47,787   48,063   47,761
                                     ======== ======== ======== ========
Diluted earnings per share before
 cumulative effect of accounting
 change                              $   0.05 $  (1.57)$   0.11 $  (1.55)
Cumulative effect of accounting
 change                                     -        -    (0.53)       -
                                     -------- -------- -------- --------
Diluted earnings per share           $   0.05 $  (1.57)$  (0.42)$  (1.55)
                                     ======== ======== ======== ========


The accompanying notes are an integral part of these consolidated financial statements.

                            MASTEC, INC.
                     CONSOLIDATED BALANCE SHEETS
                            (In thousands)

                                            September 30, December 31,
                                                2002         2001
                                            ------------  -----------
                                            (Unaudited)
                  Assets

Current assets:
  Cash and cash equivalents                   $  11,516   $  48,478
  Accounts receivable, unbilled revenue and
   retainage, net                               232,599     251,715
  Inventories                                    32,618      25,697
  Income tax refund recoverable	                 14,798      44,904
  Other current assets                           35,303      23,078
                                            -----------  -----------
    Total current assets                        326,834     393,872
Property and equipment, net                   	127,378     151,774
Goodwill, net                                   232,135     264,826
Other assets                                     32,649      40,900
                                            -----------  -----------
    Total assets                            $   718,996  $  851,372
                                            ===========  ===========

     Liabilities and Shareholders' Equity

Current liabilities:

  Current maturities of debt                $     2,536  $    1,892
  Accounts payable                               74,234      75,508
  Other current liabilities                      41,775      68,410
                                            -----------  -----------
    Total current liabilities                   118,545     145,810
                                            -----------  -----------
Other liabilities                                21,720      30,902
                                            -----------  -----------
Long-term debt                                  197,348     267,857
                                            -----------  -----------

Commitments and contingencies (Note 5)

Shareholders' equity:

  Common stock	                                  4,799       4,791
  Capital surplus                               348,273     348,022
  Retained earnings                              53,721      73,996
  Foreign currency translation adjustments      (25,410)    (20,006)
                                            -----------  -----------
    Total shareholders' equity                 	381,383     406,803
                                            -----------  -----------
    Total liabilities and shareholders'
     equity                                 $   718,996  $  851,372

The accompanying notes are an integral part of these consolidated financial statements.

                            MASTEC, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (In thousands)
                            (Unaudited)

                                                             Foreign
                           Common Stock                      Currency
                          --------------  Capital  Retained Translation
                          Shares  Amount  Surplus  Earnings Adjustments  Total
                          ------  ------  -------- -------- ----------- -------

Balance December 31, 2001 47,905  $4,791  $348,022 $ 73,996  $(20,006) $406,803

Net income                     -       -         -  (20,275)        -   (20,275)
Foreign currency translation
adjustments                    -       -         -        -    (5,404)   (5,404)

Stock issued                  82       8       251        -         -       259
                          ------  ------  --------  -------  --------  --------
Balance September
30, 2002                  47,987  $4,799  $348,273 $ 53,721  $(25,410)$ 381,383
                          ======  ======  ========  =======  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                            MASTEC, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                        2002      2001
                                                      --------  --------

Cash flows from operating activities:
   Net loss                                           $(20,275) $(74,107)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                      26,666    47,169
     Minority interest                                     (17)     (125)
     Gain on disposal of assets and investments         (5,444)     (611)
     Write down of assets                                    -   161,200
     Cumulative change in accounting principle, net     25,671         -
     Changes in assets and liabilities net of effect
         of acquisitions:
	 Accounts receivables, unbilled revenue and
          retainage, net                                 9,218   (41,125)
         Inventories                                    (7,114)   (4,146)
         Income tax recoverable                         50,784   (41,436)
         Other assets, current and non-current portion (10,383)  (19,486)
         Accounts payable                                1,017     7,250
         Other liabilities, current and non-current
          portion                                      (14,436)  (32,266)
                                                      --------  --------
Net cash provided by operating activities               55,687     2,317
                                                      --------  --------

Cash flows from investing activities:
   Capital expenditures                                (14,579)  (32,526)
   Cash paid for acquisitions (net of cash acquired)
    and contingent consideration                       (16,005)  (26,737)
   Investment in companies and distribution to joint
    venture partner                                          -    (6,450)
   Investment in life insurance                         (1,230)        -
   Proceeds from sale of assets and investments         11,534     3,294
                                                      --------  --------
Net cash used in investing activities                  (20,280)  (62,419)
                                                      --------  --------
Cash flows from financing activities:
   (Repayments) borrowings on revolving credit
      facilities, net                                  (70,165)   65,272
   Net proceeds from common stock issued                   259       896
                                                      --------  --------
Net cash (used in) provided by financing activities    (69,906)   66,168
                                                      --------  --------

Net decrease in cash and cash equivalents              (34,499)    6,066
Effect of translation on cash and cash equivalents      (2,463)   (2,488)
Cash and cash equivalents - beginning of period         48,478    18,457
                                                      --------  --------
Cash and cash equivalents - end of period             $ 11,516  $ 22,035
                                                      ========  ========

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2001, we completed certain acquisitions that have been accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $2.7 million and was comprised primarily of $3.0 million of accounts receivable, $2.0 million of property and equipment, $0.5 million of other assets and $0.2 million in cash, offset by $3.0 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.7 million and was allocated to goodwill. The total purchase price of $5.4 million is comprised of $4.5 million, paid in cash, and the balance in seller financing. During the nine months ended September 30, 2001, we paid approximately $22.3 million related to contingent consideration from earlier acquisitions of which $0.6 million was reflected as additional goodwill and $21.7 million reflected as a reduction in other current liabilities.

     During the nine months ended September 30, 2002, we paid approximately $16.0 million related to contingent consideration from earlier acquisitions that was reflected as a reduction in other current liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

                             MASTEC, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of the Business and Summary of Significant Accounting
Policies

     We are a leading end-to-end communication, broadband and energy infrastructure service provider for a broad range of clients in North America and Brazil. We design, build, install, maintain, upgrade and monitor internal and external networks and other facilities for our clients. We are one of the few national, multi-disciplinary infra-structure providers that furnishes a comprehensive solution to our clients' infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration.
Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

     Basis for Presentation of Consolidated Financial Statements.
The accompanying unaudited consolidated financial statements of MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. The balance sheet data as of December 31, 2001 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of our future results of operations for the entire year. A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about our results and the carrying values of our assets and liabilities. Actual results and values may differ from these estimates.

     Principles of consolidation. The consolidated financial statements include MasTec and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified in the prior period financial statements to conform with the current period presentation.

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

     Comprehensive income (loss). As reflected in the consolidated statements of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive income
(loss) consists of net income (loss) and foreign currency translation adjustments. Our comprehensive losses for the nine months ended September 30, 2002 and 2001 were ($25.7) million and ($78.8) million, respectively. Comprehensive losses for the three months ended September 30, 2002 and 2001 were ($0.5) million and ($77.8) million respectively.

     Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting of approximately 39,000 and 147,000 for the three and nine months ended September 30, 2002. Potentially dilutive shares for the three and nine months ended September 30, 2001 totaling 150,000 and 367,000 shares, respectively, were not included in the diluted per share calculation because their effect would be anti-dilutive. Accordingly, for the three and nine months ended September 30, 2001, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. At September 30, 2002 and December 31, 2001, we had cash and cash equivalents denominated in Brazilian reals that translate to approximately $2.9 million and $4.0 million, respectively.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life.
In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.

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

     Litigation and contingencies. Litigation and contingencies are reflected in our consolidated financial statements based on management's assessment, along with legal counsel, of the expected outcome from such litigation.

     Accrued insurance. We maintain insurance policies subject to a $1.0 million deductible per claim for certain property and casualty and worker's compensation claims. Our estimated liability for claims and the associated claim expenses is reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated semi-annually.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not anticipate that adoption of SFAS No. 146 will have a material effect on our results of operations or financial position.

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

     We will perform an annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. Future impairments of intangible assets will be recorded in operating expenses. As of September 30, 2002, our intangible assets consisted of goodwill of $232.1 million, net of accumulated amortization of $46.6 million, and non-compete agreements of $0.9 million, net of $2.5 million in accumulated amortization.

     The following table sets forth our results for the nine months ended September 30, 2001, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

                                             Nine months ended
                                               September 30,
                                         --------------------------
                                            2002            2001
                                         ---------        ---------

Income (loss) before cumulative effect
 of accounting change, as reported       $   5,396        $ (74,107)
  Adjustments:
  Goodwill amortization, net of tax             -             4,891
                                         ---------        ---------
  Income (loss) before cumulative effect
   of accounting change, as adjusted     $   5,396        $ (69,216)
                                         =========        =========


Net (loss), as reported                  $ (20,275)       $ (74,107)
  Adjustments:
  Goodwill amortization, net of tax              -            4,891
                                         ---------        ---------
  Net (loss), as adjusted                $ (20,275)       $ (69,216)
                                         =========        =========

Basic earnings per share:
  Net (loss), as reported                $   (0.42)       $   (1.55)
  Adjustments:
  Goodwill amortization, net of tax              -             0.10
                                         ---------        ---------
  Net (loss), as adjusted                $   (0.42)       $   (1.45)
                                         =========        =========

Diluted earnings per share:
  Net (loss), as reported                $  (0.42)        $   (1.55)
  Adjustments:
  Goodwill amortization, net of tax             -              0.10
                                         ---------        ---------
  Net (loss), as adjusted                $  (0.42)        $   (1.45)
                                         =========        =========

Note 3 - Debt

      Debt is comprised of the following (in thousands):

                                                September 30, December 31,
                                                    2002          2001
                                                ------------  -----------
Revolving credit facility at prime plus 1.25%
 (6.0% at September 30, 2002) and LIBOR plus
 2.25% (4.18% at December 31, 2001)               $      -    $  70,000
Other revolving debt (4.75% at September 30,
 2002 and 4.5% at December 31, 2001)                 2,170           78
Notes payable for equipment, at interest rates
 from 7.5% to 8.5% due in installments through
 the year 2004                                       1,861        3,839
7.75% senior subordinated notes due February 2008  195,853      195,832
                                                  --------    ---------
Total debt                                         199,884      269,749
Less current maturities                             (2,536)      (1,892)
                                                  --------    ---------
Long-term debt                                    $197,348    $ 267,857
                                                  ========    =========

     We have a credit facility that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility.
As of September 30, 2002, availability under the credit facility totaled $61.4 million net of outstanding standby letters of credit aggregating $17.5 million. We had no outstanding borrowings under the credit facility as of September 30, 2002. Amounts outstanding under the revolving credit facility mature in January 2007. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants and the expected term of the borrowings or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

     The credit facility also contains certain financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002, and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, 10 and 11 consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002. As of September 30, 2002, we were in compliance with all of the covenants under the credit facility. Failure to achieve certain results could cause us not to meet these covenants in the future. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility which would entitle the lenders to accelerate the repayment of amounts outstanding and terminate the facility, and we may be required to sell assets for less than their carrying value to repay any amounts outstanding under this facility. We also may be required to seek alternative sources of liquidity if our cash flows from operations were insufficient to fund our operations. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us.

     Our variable rate credit facility exposes us to interest rate risk. However, we believe that changes in interest rates should not materially affect our financial position, results of operations or cash flows since at September 30, 2002 we had no borrowings under our credit facility.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of September 30, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     We had no holdings of derivative financial or commodity instruments at September 30, 2002.

Note 4 -  Operations by Segments and Geographic Areas

     We operate in one reportable segment as a specialty contractor.
We design, build, install, maintain and upgrade aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities. All of our operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. We also operate in Brazil through an 87.5% joint venture that we consolidate net of a 12.5% minority interest after tax. Our Brazilian operations perform similar services and for the nine months ended September 30, 2002 and 2001 had revenue of $36.5 million and $43.0 million, respectively. In the three months ended September 30, 2002 and 2001, revenue from Brazil was $10.1 million and $15.7 million, respectively. Total assets for Brazil aggregated $24.9 million and $33.9 million as of September 30, 2002 and December 31, 2001, respectively.

Note 5 - Commitments and Contingencies

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a former MasTec subsidiary, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($76.7 million at September 30, 2002 exchange rates). The Spanish court is seeking a bond from the subjects of the inquiry and us in this amount as well as security for the bond. Neither we nor our executives have been served in the action.

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

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin
J. Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including both the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit.
The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that (a) we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and (b) we recognized between $3.0-$5.0 million in income for certain projects on the books of two separate subsidiaries. These additional allegations have also been referred to the special committee for investigation.

     We believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal course of business, none of which we believe are material to our financial position or results of operations.

     We have commitments to make certain severance payments to our former chief executive officer, totaling $1.25 million as of September 30, 2002. We also have commitments to pay life insurance premiums on policies on the life of our chairman of the board and our chief executive officer totaling $18.6 million over the next 19 years.

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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic's and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If our judgments regarding the collectability of our accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce our profitability. Prior to 2001, the allowance for doubtful accounts had averaged approximately $3.0 to $6.0 million annually, as we had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001, we recorded a bad debt provision of $182.2 million primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year. As of September 30, 2002, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $20.3 million for which we have not established a specific allowance. Based on the analytical process described above, management believes that we will recover the net amounts recorded. We maintain a general allowance for doubtful accounts of $11.5 million as of September 30, 2002. There can be no assurance that we will collect the amounts reflected on our books for these clients as well as other clients. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

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

     We have begun implementing an organizational efficiency plan designed to improve gross margins and reduce general and administrative costs. There can be no assurance that we will be able to effect the plan or that the plan will result in the expected benefits.

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

     Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Long-lived assets and other intangibles are amortized on a straight-line basis over periods of between five and 15 years. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some of these events or changes include, but are not limited to:

* significant underperformance relative to expected historical or projected future operating results,
* significant changes in the manner of our use of the acquired assets or the strategy for our overall business,
*  significant decline in our stock price for a sustained period, and
*  our market capitalization relative to net book value.

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

     Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 2 to the unaudited consolidated financial statements.

     We maintain insurance policies subject to a $1.0 million deductible per claim for certain property and casualty and worker's compensation claims. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that could potentially be advanced by the carrier that are not covered by insurance. Our estimated liability for claims and the associated expenses is reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated semi-annually. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which may affect our liquidity.

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

Results of Operations

     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollars in thousands):

			       Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
			------------------------------- -------------------------------
			      2002	      2001 	      2002	     2001
			--------------- --------------- --------------- ---------------
Revenue 		$231,758 100.0% $302,243 100.0% $648,581 100.0% $969,675 100.0%
Costs of revenue         196,604  84.8%  247,394  81.9%  544,208  83.9%  785,502  81.0%
Depreciation               8,085   3.5%   12,262   4.1%   26,282   4.1%   39,144   4.0%
Amortization                 128   0.1%    2,377   0.8%      384   0.1%    8,025   0.8%
General and administrative
  expenses                19,196   8.3%  142,422  47.1%   60,541   9.3%  226,500  23.4%
Interest expense, net of
  interest income          4,513   1.9%    5,031   1.7%   13,505   2.1%    9,693   1.0%
Other income
  (expense), net             484   0.2%  (10,223) (3.4)%   5,198   0.8%  (15,829) (1.6)%
                        -------- -----  -------- -----   ------- -----   -------  -----
Income (loss) before
  provision (benefit) for
  income taxes, minority
  interest and cumulative
  effect of accounting
  change                   3,716   1.6% (117,466)(38.9)%   8,859   1.4% (115,018)(11.9)%
Provision (benefit) for
  income taxes             1,357   0.6%  (41,970)(13.9)%   3,480   0.5%  (40,786) (4.2)%
Minority interest              4     -       255   0.1%       17     -       125     -
                        -------- -----  -------- -----   ------- -----   -------  -----
Income (loss) before
  cumulative effect of
  accounting change     $  2,363   1.0% $(75,241)(24.9)% $ 5,396   0.8% $(74,107) (7.6)%
Cumulative effect of
  accounting change,
  net of tax                   -     -         -     -   (25,671) (4.0)%       -     -
                        -------- -----  --------  ----  -------- -----   -------- -----
Net  income (loss)      $  2,363   1.0% $(75,241)(24.9)%$(20,275) (3.1)% $(74,107)(7.6)%
                        ======== =====  ========  ====  ======== =====   ======== =====


                Three Months Ended September 30, 2002
           Compared to Three Months Ended September 30, 2001

     Our revenue was $231.8 million for the three months ended September 30, 2002, compared to $302.2 million for the same period in 2001, representing a decrease of $70.4 million or 23.3%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

     Our costs of revenue were $196.6 million or 84.8% of revenue for the three months ended September 30, 2002, compared to $247.4 million or 81.9% of revenue for the same period in 2001. In the three months ended September 30, 2002, margins were negatively impacted by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base.

     Depreciation was $8.1 million or 3.5% of revenue for the three months ended September 30, 2002, compared to $12.3 million or 4.1% of revenue for the same period in 2001. Depreciation expense decreased in the three months ended September 30, 2002 due to reduced capital expenditures and disposals of excess equipment.

     Amortization of intangibles decreased $2.3 million to $0.1 million for the three months ended September 30, 2002, compared to $2.4 million or 0.8% of revenue for the same period in 2001, as goodwill is no longer amortized in accordance with SFAS No. 142 (see Note 2 to the Unaudited Consolidated Financial Statements).

     General and administrative expenses were $19.2 million or 8.3% of revenue for the three months ended September 30, 2002, compared to $142.4 million or 47.1% of revenue for the same period in 2001. Included in general and administrative expense in 2001 is a provision for bad debts of $106.7 million to provide for receivables from specific clients who filed for bankruptcy and a charge of $9.8 million primarily related to severance payments to our former president and chief executive officer. Excluding these provisions and charges, general and administrative expenses were $25.9 million or 8.6% of revenue in the three months ended September 30, 2001. The decrease in general and administrative expenses as a percentage of revenue in 2002 is related to an overall reduction in administrative staffing levels during the three months ended September 30, 2002. We are currently implementing additional measures to streamline our cost structure to reflect reduced revenue.

     Interest expense, net of interest income, was $4.5 million or 1.9% of revenue for the three months ended September 30, 2002, compared to $5.0 million or 1.7% of revenue for the same period in 2001. We had no outstanding borrowings on our credit facility as of September 30, 2002. Although we continue to incur interest expense from our long term debt and periodic credit line borrowing to meet working capital needs and support various letters of credit, we have reduced net interest expense by $0.5 million during the quarter.

     Other income of $0.5 million reflects the gain on disposal of certain non-core assets, investments and excess equipment. In 2001, other losses aggregated $10.2 million related primarily to an impairment charge on our equity investment in a client.

     For the three months ended September 30, 2002, our effective tax rate was approximately 36.5%, compared to 35.7% in 2001. The increase in our effective tax rate is due primarily to the proportionate increase in income before taxes for the 2002 period.

                Nine Months Ended September 30, 2002
          Compared to Nine Months Ended September 30, 2001

     Our revenue was $648.6 million for the nine months ended September 30, 2002, compared to $969.7 million for the same period in 2001, representing a decrease of $321.1 million or 33.1%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

     Our costs of revenue were $544.2 million or 83.9% of revenue for the nine months ended September 30, 2002, compared to $785.5 million or 81.0% of revenue for the same period in 2001. In the nine months ended September 30, 2002, margins were negatively impacted by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base, partially offset by adjustments to accruals resulting from improved insurance claims experience.

     Depreciation was $26.3 million or 4.1% of revenue for the nine months ended September 30, 2002, compared to $39.1 million or 4.0% of revenue for the same period in 2001. Depreciation expense decreased in the nine months ended September 30, 2002 due to reduced capital expenditures and disposals of excess equipment.

     Amortization of intangibles decreased $7.6 million to $0.4 million for the nine months ended September 30, 2002, compared to $8.0 million for the same period in 2001, as goodwill is no longer amortized in accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements).

     General and administrative expenses were $60.5 million or 9.3% of revenue for the nine months ended September 30, 2002, compared to $226.5 million or 23.4% of revenue for the same period in 2001. Included in general and administrative expense in 2001 is a provision for bad debt of $144.7 million to provide for receivables from specific clients who filed for bankruptcy and a charge of $11.5 million primarily related to severance for our former president and chief executive officer. Excluding these provisions, general and administrative expenses were $70.3 million or 7.3% of revenue in the nine months ended September 30, 2001. The increase in general and administrative expenses as a percentage of revenue is related to the overall decline in revenue experienced during the nine months ended September 30, 2002, partially offset by adjustments to accruals resulting from improved bad debt and insurance claims experience. We are currently implementing additional measures to streamline our cost structure to reflect reduced revenue.

     Interest expense, net of interest income, was $13.5 million or 2.1% of revenue for the nine months ended September 30, 2002, compared to
$9.7 million or 1.0% of revenue for the same period in 2001.   Although
we had no outstanding borrowings on the credit facility as of September 30, 2002, we experienced an increase in net interest expense of $3.8 million in 2002 resulting from increased net borrowing to meet working capital needs during the nine months ended September 30, 2002 and reductions in interest income from notes receivable.

     Other income of $5.2 million during the nine months ended September 30, 2002 reflects the gain on disposal of certain non-core assets and investments held for sale as of December 31, 2001. In 2001, other losses aggregated $15.8 million related primarily to an impairment charge on our equity investment in a client.

     For the nine months ended September 30, our effective tax rate was approximately 39.3% and 35.5% in 2002 and 2001, respectively. The increase in our effective tax rate is due primarily to the proportionate increase in income before taxes for the 2002 period.

Financial Condition, Liquidity and Capital Resources

     We derive a significant amount of our revenue from telecommunica-tions clients. During the last two years, the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications and other clients in 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2002. Although we have refocused our business on long-time, stable telecommunications and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

     Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving lines of credit.

     Net cash provided by operating activities was $55.7 million for the nine months ended September 30, 2002, compared to $2.3 million used in 2001. The net cash provided by operating activities in 2002, is due in part to collection of receivables, changes in other working capital components, and receipt of a $50.8 million income tax refund resulting from losses incurred in 2001. Proceeds from the income tax refund were used to repay all borrowings under our credit facility at the time of receipt.

     We have a credit facility that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and work in process as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of September 30, 2002, availability under the credit facility totaled $61.4 million net of outstanding standby letters of credit aggregating $17.5 million. Since September 30, 2002, we have issued an additional $18.8 million in standby letters of credit to secure our potential obligations under casualty and worker's compensation insurance programs. We had no outstanding borrowings under the credit facility as of September 30, 2002. Amounts outstanding under the revolving credit facility mature in January 2007. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% depending on certain financial covenants and the expected term of the borrowings or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0%, depending on certain financial covenants. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

     The credit facility also contains certain financial covenants that require us to maintain (a) tangible net worth on or after March 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations generated after January 1, 2002, and (b) a fixed charge coverage ratio of at least 2:1 (all as defined in the credit facility) for the successive periods of three, four, five, six, seven, eight, nine, 10 and 11 consecutive calendar months beginning January 1, 2002 and each period of 12 consecutive months ending on or after December 31, 2002. As of September 30, 2002 we were in compliance with all of the covenants under the credit facility. Since September 30, 2002, we have amended the credit facility to exclude a portion of the cost of implementing our new management information system. Failure to achieve certain results could cause us not to meet these covenants in the future. There can be no assurance that we will continue to meet these covenant tests in future periods. If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility which would entitle the lenders to accelerate the repayment of amounts outstanding and terminate the facility, and we may be required to sell assets for less than their carrying value to repay any amounts outstanding under this facility. We also may be required to seek alternative sources of liquidity if our cash flows from operations were insufficient to fund our operations. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on terms favorable to us.

     We also have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding at September 30, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     During the nine months ended September 30, 2002, we paid approximately $16.0 million related to contingent consideration from earlier acquisitions that was reflected as a reduction in other current liabilities. During the nine months ended September 30, 2002, we invested $8.3 million in our fleet to replace or upgrade equipment and $6.5 million in technology enhancements including approximately $0.3 million acquired under capital leases. Also, we received proceeds of approximately $11.5 million on the sale of assets and disposal of assets held for sale and investments. During the nine months ended September 30, 2002, our financing activities primarily consisted of the repayment of all borrowings under our credit facility using the proceeds from the $50.8 million income tax refund received, sales of assets and cash generated from operations.

     The following table sets forth our contractual commitments as of September 30, 2002 (in thousands) and the payment obligations as of December 31:

                                  2002-                          2007 &
Contractual Obligations   Total   2003    2004    2005   2006  Thereafter
-------------------------------------------------------------------------
Long-term debt          $195,853 $     -  $    -  $   -  $    -  $195,853
Other obligations          1,565     262   1,303      -       -         -
Revolving debt             2,170   2,170       -      -       -         -
Obligations related to
  acquisitions (1)         4,778   4,778       -      -       -         -
Obligations related to
  severance (2)            1,250   1,250       -      -       -         -
Capital leases             2,394   1,089     703    552      50         -
Operating leases          33,241  13,500   9,833  5,607   2,379     1,922
                        -------- ------- ------- ------  ------  --------
Total                   $241,251 $23,049 $11,839 $6,159  $2,429  $197,775
                        ======== ======= ======= ======  ======  ========

(1) Primarily related to contingent consideration for acquisitions.
(2) Severance for our former chief executive officer..

                      Total
                     Amounts     2002-                          2007 &
Other Commitments   Committed    2003    2004    2005    2006 Thereafter
-----------------------------------------------------------------------
Thereafter
Credit facility      $     -   $    -   $    -  $    -  $    -  $     -
Standby letters of
  credit              17,519    17,514       -       5       -        -
Executive life
  insurance           18,625     1,875   1,375   1,375     875   13,125
                     -------   -------  ------  ------  ------  -------
Total                $36,144   $19,389  $1,375  $1,380  $  875  $13,125
                     =======   =======  ======  ======  ======  =======


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

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
Effective January 1, 2002, we implemented SFAS No. 142, which resulted in a write-down of our goodwill, net of tax, in the amount of $25.7 million and is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not anticipate that adoption of SFAS No. 146 will have a material effect on our earnings or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	See Notes 1, 3 and 5 to Consolidated Financial Statements for disclosure about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. MasTec's chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for the company. Our disclosure controls and procedures include "internal controls," as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission's Release No. 34-46427 (August 29, 2002). MasTec's chief executive officer and chief financial officer, after evaluating the effectiveness of its disclosure controls and procedures as of September 30, 2002, have concluded that its disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to MasTec (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b) Changes in internal controls. There were no significant changes in MasTec's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation. As a result, no corrective actions were taken.

PART II.	OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated September 27, 2002, between MasTec,
Inc. and Austin J. Shanfelter.

10.2	Employment Agreement dated July 15, 2002, between MasTec, Inc.
and Eric J. Tveter.

(b)	Reports on Form 8-K

None.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MASTEC, INC.


Date:  November 14, 2002	               /s/ DONALD P. WEINSTEIN
                                               --------------------------
                                               Donald P. Weinstein
                                               Executive Vice President
                                               Chief Financial Officer
                                               (Authorized Officer;
                                               Principal Financial and
                                               Accounting Officer)

                 CERTIFICATIONS REQUIRED BY SECTION
                302(a) OF SARBANES-OXLEY ACT OF 2002


I, Austin J. Shanfelter, President and Chief Executive Officer of
MasTec, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of MasTec, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Austin J. Shanfelter
                                        --------------------------------
                                        Austin J. Shanfelter, President
Date:  November 14, 2002                and Chief Executive Officer

I, Donald P. Weinstein, Executive Vice President and Chief Financial Officer of MasTec, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of MasTec, Inc. for the quarter ended September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


	                                /s/ Donald P. Weinstein
                                        -----------------------------
	                                Donald P. Weinstein,
	                                Executive Vice President
Date:  November 14, 2002	        and Chief Financial Officer

Exhibit 10.1
------------


                          EMPLOYMENT AGREEMENT

     AGREEMENT executed as of September 27, 2002 but effective as of January 1, 2002, (the "Effective Date"), between MASTEC, INC. (the "Company") and AUSTIN J. SHANFELTER (the "Executive").

     In consideration of the mutual covenants and obligations set forth in this Agreement, the parties agree as follows:

1. Employment Position. The Company hereby agrees to employ Executive and Executive hereby accepts employment as President and Chief Executive Officer of the Company and its subsidiaries, upon the terms and conditions set forth in this Agreement. Executive will report only to the Board of Directors of the Company (the "Board") or its designee. Executive will have such responsibilities and perform such duties as the Board or its designee assigns to Executive, commensurate with Executive's position as President and Chief Executive Officer of the Company.

2. Employment Term. Executive's employment will be for a term (the "Employment Term") commencing on the Effective Date and ending on the close of business December 31, 2005 (the "End-of-Term Date").

3. Responsibilities. During the Employment Term, Executive will devote his full working time, attention and energies to the business of the Company and its subsidiaries, except that the Company acknowledges that Executive is a director of philanthropic organizations and may continue to devote a reasonable amount of his time to such existing directorships so long as they do not unreasonably interfere with the discharge of his duties for the Company. Executive will not accept any new directorships or other positions that require Executive's working time and attention without the consent of the Board or its designee. Executive will be employed by the Company at the Company's headquarters in Miami, Florida as well as its offices in Fort Myers, Florida and will travel to such other locations as may be reasonably necessary to discharge his duties. During the Employment Term and the Consulting Period, the Company will maintain for Executive's exclusive use an office at the Company's headquarters facility in Miami, Florida and at the Company's office in Fort Myers, Florida, and will provide secretarial and other support personnel for Executive, in each case commensurate with Executive's status as President and Chief Executive Officer of the Company.

4.  Compensation and Benefits.

    a. Base Salary and Initial Bonus. During the Employment Term, Executive will be paid, as compensation for services rendered pursuant to this Agreement and Executive's observance and performance of all of the provisions of this Agreement at the rate of $600,000.00 per year (the "Base Salary"). The Base Salary will be payable in accordance with the normal payroll procedures of the Company as are in effect from time to time. In addition to the Base Salary, Company shall pay to Executive a one time bonus of $100,000.00 which shall be paid in full prior to March 31, 2003, in one or more installments at the option of the Company (the
    "Initial Bonus").

    b. Benefits. During the Term, Executive will be entitled to participate in or benefit from, in accordance with the eligibility and other provisions thereof, such life, health, medical, accident, dental and disability insurance and such other benefit plans as the Company may make generally available to, or have in effect for, other employees of the Company at the same general level as Executive. In addition to the foregoing the Company shall provide Executive with a car during the Employment Term. The Company retains the right to terminate or amend any such plans from time to time in its sole discretion.

    c.	Performance Bonus.  During the Term, Executive shall be entitled to participate in the Company's Executive Bonus Plan. Executive shall have the right to receive the compensation due Executive pursuant to the Terms of the Executive Bonus Plan in cash, deferred compensation or stock options. In the event the Executive elects deferred compensation or stock options, the terms of the deferred compensation or stock options shall be agreed to by both the Company and the Executive. If the Company and the Executive are unable to agree to such terms the Executive shall receive such compensation in cash.

    d.	Stock Options.   Executive is granted, in accordance with the
    terms of the MasTec 1994 Stock Incentive Plan or the 1999 Non-Qualified Employee Stock Option Plan or any other incentive plan adopted by MasTec or the Company from time to time (the "Plans"), options to purchase shares of MasTec common stock with terms and conditions described on Exhibit A (the "Options"). The Options will be subject to the terms and conditions of the Plans, as they may be amended from time to time in the Company's sole discretion.

    e. Expenses. The Company will reimburse Executive, in accordance with the Company's expense reimbursement policies as may be established from time to time by the Company, for all reasonable travel and other expenses actually incurred or paid by him during the Employment Term in the performance of his services under this Agreement, upon presentation of expense statements or vouchers or such other supporting information as the Company may require.

    f. Deferred Compensation. The Company shall pay for the benefit of Executive $2,000,000 to a deferred compensation plan in accordance with the terms set forth in Exhibit B.

5.  Consulting Services; Consulting Period and Fees.

    a.	Subject to the other provisions of this Agreement, for a period of two (2) years after the End-of-Term Date (the "Consulting Period"), Executive shall provide such consulting services (the "Consulting Services") (i) as may be reasonably necessary or appropriate in order to effect an orderly transfer of Executive's responsibilities to one or more other executives of the Company and to ensure that the Company is aware of all matters that were handled by Executive during his employment by the Company and (ii) as may be reasonably requested by the Company in connection with general corporate matters. In furtherance of and without limiting the foregoing, during the Consulting Period, Executive shall assist the Company in connection with any legal quasi-legal, administrative or other similar proceeding, including any external or internal investigation, involving the Company or any of its subsidiaries or affiliates, by furnishing such information and appropriate services to the Company as may be reasonably requested by the Company.

    b. During the Consulting Period, Executive shall not have any formal schedule of duties or assignments, but shall make himself available for at least twenty hours per month to perform the Consulting Services. Executive shall receive reasonable advance notice from the Company of the time requested for such Services, which time shall not unreasonably interfere with Executive's other activities. Executive may perform Consulting Services by telephone and may be required to reasonable travel in connection with his performance of Consulting Services.

    c. In consideration for the Consulting Services, the Company shall pay Executive a consulting fee equal to $500,000.00 per annum for the year ending December 31, 2006, and $500,000.00 per annum for the year ending December 31, 2007 (the per annum amount described in this Section 6(c) being referred to herein as the "Consulting Fee" and the Consulting Fee for each of the two years being referred to herein in the aggregate as the "Consulting Fees"). The Consulting Fees shall be payable by the Company to Executive in the same manner as the Base Salary is paid to Executive.

    d. During the Consulting Period the Company shall reimburse Executive for any reasonable related expenses coverable under the Company's then current policies for business expenses. Executive will provide such appropriate documentation of expenses and disbursements as may from time to time be reasonably requested by the Company.

    e. In the event Executive's employment with the Company terminates prior to the End-of-Term Date, the two-year period during which Executive shall provide Consulting Services hereunder shall commence immediately after such termination, rather than after the End-of-Term Date, and such period shall be referred to herein as the "Consulting Period".

    f. Notwithstanding anything contained herein to the contrary, in the event Executive terminates his employment with the Company for Good Reason prior to the End-of-Term Date, Executive shall not be obligated to provide any Consulting Services.

    g. During the Consulting Period Executive shall receive the benefits set forth in Section 4(b).

6.  Covenants.

    a. Non-Competition and Non Solicitation. Executive acknowledges and agrees that the Company's and its subsidiary and affiliated companies' (collectively, the "Companies") telecommunications, energy and infrastructure services businesses (the "Business") are conducted throughout the United States of America and the Commonwealth of Canada. During the Employment Term and the Consulting Term, (the "Period of Non-Competition") and within the United States of America and the Commonwealth of Canada (including their possessions, protectorates and territories, the "Territory"), Employee will not (whether or not then employed by the Company for any reason), without the Company's prior written consent:

        (i) Directly or indirectly own, manage, operate, control, be employed by, act as agent, consultant or advisor for, or participate in the ownership, management, operation or control of, or be connected in any manner through the investment of capital, lending of money or property, rendering of services or otherwise, with, any business of the type and character engaged in and competitive with the Business. For these purposes, ownership of securities of one percent (1%) or less of any class of securities of a public company will not be considered to be competition with the Business;

       (ii) solicit, persuade or attempt to solicit or persuade or cause or authorize directly or indirectly to be solicited or persuaded any existing customer or client, or potential customer or client to which the Companies have made a presentation or with which the Companies have been having discussions, to cease doing business with or decrease the amount of business done with or not to hire the Companies, or to commence doing Business with or increase the amount of Business done with or hire another company.

      (iii) solicit, persuade or attempt to solicit or persuade or cause or authorize directly or indirectly to be solicited or persuaded the business of any person or entity that is a customer or client of the Companies, or was their customer within two (2) years prior to cessation of the Executive's employment by any of the Companies or any of their subsidiaries, for the purpose of competing with the Business; or

       (iv) solicit, persuade or attempt to solicit or persuade, or cause of authorize directly or indirectly to be solicited or persuaded for employment, or employ or cause or authorize directly or indirectly to be employed, on behalf of Executive or any other person or entity, any individual who is or was at any time within six (6) months prior to cessation of Executive's employment by the Companies, an employee of any of the Companies.

If Executive breaches or violates any of the provisions of this Section 6, the running of the Period of Non-Competition will be tolled with respect to Executive during the continuation of any actual breach or violation. In addition to any other rights or remedies the Company may have under this Agreement or applicable law, the Company will be entitled to receive from Executive reimbursement for all attorneys' and paralegal fees and expenses and court costs incurred by the Company in enforcing this Agreement and will have the right and remedy to require Executive to account for an pay over to the Company all compensation, profits, monies, accruals or other benefits derived or received, directly or indirectly, by Executive from the action constituting a breach of violation of this Section 6.

7. Termination Without Cause; Certain Consequences. The Company may terminate Executive's employment under this Agreement at any time without Cause (as defined Annex A), subject to the other terms and conditions of this Agreement, by giving Executive five (5) business days' prior written notice of termination. In addition to any other compensation or benefits payable to Executive under this Agreement, upon any such termination of employment Executive will receive (a) continuation of the Base Salary payable in accordance with the normal payroll procedures of the Company through the End of Term Date; (b) any unpaid portion of the Initial Bonus, payable in cash not later than the next regular payroll payment date, (c) the entire Deferred Compensation Amount paid in the manner set forth in Exhibit C; and (d) the Consulting Fees described under Section 5 of the Agreement; and (e) all amounts due to Executive under the Company's 401(k) retirement plan, deferred compensation plan, split dollar insurance policy or any other benefit plan of the Company in which the Executive participates. Executive will also be entitled to elect continuation of health benefits under COBRA.

Further, upon the effective date of such termination, all of Executive's stock options or restricted stock awards under the Company's 1994 Stock Incentive Plan or any other option or benefit plan will immediately (a) in the case of options, become fully vested and immediately exercisable and may be exercised by Executive for the full remaining term of the options, and (b) in the case of restricted stock, all restrictions on the stock will lapse and the stock may be freely sold without further restriction, except as required by applicable law.

8.  Termination Due to death or Disability; Certain Other Consequences:
    In the event that Executive's employment is terminated as a result of death or Disability (as defined in Annex A), Executive will receive the compensation and benefits described in Section 7 above. In addition to such compensation and benefits, and any other compensation or benefits payable to Executive under this Agreement, the Company will pay in cash to Executive (or his estate) any Performance Bonus described under Section 4 of this Agreement to which Executive would have been entitled for the year in which the death.

9.  Triggering Events; Certain Consequences.

    a. If, prior to the End-of-Term Date, (i) there occurs a Change in Control (as defined in Annex A), or (ii) the Company terminates Executive's employment without Cause, or (iii) Executive terminates his employment with the Company for Good Reason (as defined in Annex A) (each of (i), (ii) and (iii) a "Triggering Event"), Executive will receive the compensation and benefits described in
    Section 7 above; provided, however, that in the event the Triggering Event is Change in Control (only) the Consulting Fees shall be payable on the effective date of the Triggering Event. If the Triggering Event is for a reason set forth in (ii) or (iii) the Consulting Fees shall be paid as set forth in Section 5.

    b. Further, upon the occurrence of a Triggering Event other than a Change in Control, all of the Executive's stock options or restricted stock awards under the Company's 1994 Stock Incentive Plan or any other option or benefit plan will immediately:

        (i) in the case of options, become fully vested and immediately exercisable and may be exercised by Executive for the full remaining term of the options; and

       (ii) in the case of restricted stock, all restrictions on the stock will lapse and the stock may be freely sold without further restriction, except as required by applicable law.

      (iii) Executive also will be entitled to receive any bonus to which Executive would have been entitled for the year in which the Triggering Event occurred, which bonus shall be payable on the date described in the applicable bonus plan. Additional Triggering Events may also be determined by a majority of the Board (not including Executive in determining the total number of directors on the Board).

10. Termination for Cause or Resignation for other than Good Reason or Disability Certain Consequences. The Company may terminate Executive's employment under this Agreement at any time for Cause (as defined Annex A), subject to the other terms and conditions of this Agreement, by giving Executive five (5) business days' prior written notice of termination. In the event of a termination of employment for Cause or a resignation by Executive for other than Good Reason or Disability, upon any such termination of employment Executive will receive (a) any accrued and unpaid portion of the Base Salary through the date of termination and any unpaid portion of the Initial Bonus, payable in accordance with the provision set forth in Section 4a, ; (b) the entire Deferred Compensation Amount paid in the manner set forth in Exhibit C; and (c) all amounts due to Executive under the Company's 401(k) retirement plan, deferred compensation plan, split dollar insurance policy or any other benefit plan of the Company in which the Executive participates. Executive will also be entitled to elect continuation of health benefits under COBRA; provided, however, Executive will not be entitled to any Performance Bonus under Section 4 of this Agreement the Consulting Fees described under Section 5 of this Agreement, and all unvested stock options or restricted stock as to which the restriction has not lapsed owned by Executive will terminate upon the effective date of such termination of employment.

11. Gross-Up for Excise Tax.

    a. If any payment or benefit under this Agreement becomes subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any substitute provision of the Code, or any interest or penalties are incurred by Executive with respect to such excise tax (collectively, the "Excise Tax"), then the Company will pay Executive an additional amount or amounts (the "Gross-up Payment"), such that the net amount or amounts retained by Executive, after deduction of any Excise Tax on any of the payments or benefits under this Agreement and any federal, state and local tax and Excise Tax on the Gross-up Payment will equal the amount of such payment or benefits prior to the imposition of such Excise Tax. For purposes of determining the amount of a Gross-up Payment, Executive will be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-up Payment is payable and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive's residence on the date the Gross-up Payment is payable, net of the maximum reduction in federal income taxes that could be obtained from any available deduction of such state and local taxes.

    b. The Company will pay each Gross-up Payment on the date on which Executive becomes entitled to the payment or benefits giving rise to the Excise Tax. If the amount Excise Tax is later determined to be less than the amount taken into account in calculating the Gross-up Payment, Executive will repay to the Company (to the extent actually paid by the Company) the portion of the Gross-up Payment attributable to the overstated amount of Excise Tax at the time such reduction is finally determined, plus interest at the rate set forth in Section 1274(b)(2)(B) of the Code. If the amount of the Excise Tax is later determined to be more than the amount taken into account in calculating the Gross-up Payment, the Company will pay Executive an additional Gross-up Payment in respect of the additional amount of Excise Tax and the time the amount of the additional tax is finally determined.

12. Indemnification; Insurance. The Company will (a) indemnify and hold Executive harmless for any claims, demands, damages, liabilities, losses, costs and expenses (including attorneys' fees and court costs) incurred or suffered by Executive in connection with Executive's performance of his duties under this Agreement or otherwise on behalf of the Company or its affiliates to the fullest extent (including advancement of expenses) permitted by Florida corporate law for the indemnification of officers and directors of a Florida corporation and (b) will include Executive as a covered employee under the Company's directors' and officers' liability insurance policy and employment practices liability insurance policy.

13. Confidentiality of Agreement. The parties acknowledge that the provisions of this Agreement are highly confidential and that disclosure of this Agreement or its terms would be extremely prejudicial to the other party. Accordingly, neither party will disclose the terms of this Agreement to any other person or entity other than third party advisors with a need to know (such as legal or tax advisors) and other than when required by law, without the prior written consent of the other party.

14. Proprietary Information, Trade Secrets, Etc. Executive acknowledges that as a result of his employment with the Company, Executive will gain knowledge of, and will have access to, proprietary and confidential information and trade secrets of the Company and its affiliates. Therefore, Executive agrees that he will not, in any fashion, form or manner, directly or indirectly (i) use, disclose, communicate or provide or permit access to any person or entity, or
    (ii) remove from the premises of the Company or any of its affiliates any notes or records (including copies or facsimiles, whether made by electronic, electrical, magnetic, optical, laser acoustic or other means), relating to any confidential, proprietary or secret information of the Company or any of its affiliates (collectively, "Confidential Information") (including without limitation (1) the identity of customers, suppliers, subcontractors and others with whom they do business; (2) their marketing methods, strategies and related information; (3) contract terms, pricing, margin or cost information or other information or other information regarding the relationship between them and the persons and entities with which they have contracted; (4) their services, products, software, technology, developments, improvements and methods of operation; (5) their results of operations, financial condition, projected financial performance, sales and profit performance and financial requirements; (6) the identity of and compensation paid to their employees and consultants; (7) any business plans, models or strategies and the information contained therein; (8) their sources, leads or methods of obtaining new business; and (9) all other confidential information of, about or concerning the business of the Company and its affiliates), except for (x) information that is or becomes available to the public generally other than as a result of an unauthorized disclosure by Executive, including as an example publicly-available information filed by the Company with the Securities and Exchange Commission or other governmental or regulatory authorities, (y) information that is generally know in the business of the Company or its affiliates or that constitutes standard industry practices, customs and methods, or (z) information known to Executive prior to joining the Company or its predecessors or gained during his employment with the Company from sources outside of the Company or its employees, officers, directors, consultants, advisors or other representatives. Executive will be entitled to use Confidential Information in the discharge of his duties to the Company.

15. Severability; Remedies. It is the desire and intent of the parties to this Agreement that the provisions of Sections 6, 13 and 14 be enforced to the fullest extend permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provisions or portion of Section 6, 13 and 14 is adjudicated invalid or unenforceable, such section will be deemed amended to delete any provision or portion adjudicated to be invalid or unenforceable, the amendment to apply only with respect to the operation of that section in the particular jurisdiction in which the adjudication is made. The parties recognize that the performance by Executive of his obligations under Sections 6, 13 and 14 are special, unique and extraordinary in character, and that if Executive breaches or threatens to breach the terms and conditions of this Agreement, the Company may suffer irreparable injury for which no adequate remedy at law may exist. Accordingly, in the event of such breach or threatened breach, the Company will be entitled, if it so elects, to institute and prosecute proceedings in any court of competent jurisdiction, either in law or in equity, to obtain damages for any breach of this Agreement, to enforce the specific performance of this Agreement by Executive, or to enjoin Executive from breaching or attempting to breach this Agreement.

16. Key Man Insurance. Executive agrees to allow the Company to purchase "Key Man Insurance" in an amount desired by the Company for the benefit of the Company and to reasonably cooperate with the Company and its designated insurance agent to allow the purchase of such insurance.

17. Waiver of Right to Jury Trial. THE COMPANY AND EXECUTIVE KNOWINGLY, VOLUNTARILY, IRREVOCABLY, UNCONDITIONALLY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED ON THIS AGREEMENT, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, OR ANY COURSE OF CONDUCT, COURSE OR DEALINGS, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PERSON OR PARTY AND RELATED TO THIS AGREEMENT; THIS IRREVOCABLE WAIVER OF THE RIGHT TO
    A JURY TRIAL BEING A MATERIAL INDUCEMENT FOR THE COMPANY AND EXECUTIVE TO ENTER INTO THIS AGREEMENT.

18. Notices. Any notice, demand, consent, agreement, request, or other communication required or permitted under this Agreement must be in writing and must be, (a) mailed by first-class United States mail, registered or certified, return receipt requested, proper postage prepaid, or (b) delivered personally by independent courier (such as FedEx, DHL or similar nationally-recognized courier), to the parties at the addresses as follows (or at such other addressed as shall be specified by the parities by like notice):

    If to the Company, to:	    MasTec, Inc.
	    			    3155 N.W. 77th Avenue
		    		    Miami, Florida 33122-1205
				    Attention: Legal Department

    If to Executive, to:	    Austin J. Shanfelter
				    16600 Bear Cub Court
				    Fort Myers, Florida  33908

Each party may on five (5) days' prior notice in the manner set forth in this Section 18 designate by notice in writing a new address to which any notice, demand, consent, agreement, request for communication may thereafter be given, served or sent. Each notice, demand, consent, agreement, request or communication which is mailed or hand delivered in the manner described above will be deemed received for all purposes at such time as it is delivered to the addressee (with the return receipt or the courier delivery receipt being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

19. Miscellaneous. This Agreement: (a) may be executed in counterparts, and all counterparts will collectively constitute a single agreement, (b) may not be amended or modified except in a writing signed by both parties nor may any provision hereof be waived except in writing signed by the waiving party, (c) constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements or understanding with respect thereto, (d) is binding upon and inures to the benefit of the parties and their respective heirs, personal representatives, beneficiaries, joint tenants, successors and assigns (whether by merger, consolidation, transfer of all or substantially all assets, or otherwise), and (e) may not be assigned or the duties delegated without the consent of both parties except as expressly set forth in this Agreement.

20. Governing Law. This Agreement, the rights and obligations of the parties, and any claims or disputes relating in any way thereto will be governed by and construed in accordance with the laws of the State of Florida, without giving effect to any choice or conflict of law provision or rule (whether in the State of Florida or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Florida. Each of Executive and the Company, by executing this Agreement, (a) irrevocably submits to the exclusive jurisdiction of any federal or Florida state court sitting in Miami-Dade County, Florida in respect of any suit, action or proceeding arising out of or relating in any way to this Agreement, and irrevocably accepts for itself and in respect of its property, generally and unconditionally, the jurisdiction of such courts and to be bound by any judgment rendered in such courts; (b) waives, to the fullest extent it may do so effectively under applicable law, any objection it may have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum; and (c) irrevocably consents, to the fullest extent it may do so effectively under applicable law, to the service of process of any of the aforementioned courts in any such suit, action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to Executive or the Company at the address set forth in this Agreement, such service to become effective five (5) business days (or such other period of time provided by applicable law) after such mailing. In addition to any other rights or remedies that either party may have under this Agreement or under law, the prevailing party in any suit, action or proceeding will be entitled to collect attorneys fees from the other party and (ii) interest on any amount not paid when due at a rate per annum equal to eighteen percent (18%) or the maximum amount permitted by law.

EXECUTED as of the date first above written.

                                         MASTEC, INC.


                                     By: /s/ Jorge Mas
                                         -----------------------------
                                         Name: Jorge Mas
                                         Title: Chairman of the Board

                                         EXECUTIVE

                                     By: /s/ Austin J. Shanfelter
                                         -----------------------------
                                         Austin J. Shanfelter

                                    Annex A

     "Cause" means (i) Executive being convicted of any felony (whether or not against the Company or its affiliates), (ii) willful malfeasance in the performance of the Executive's responsibilities after ten (10) days' written notice to Executive and an opportunity to cure, (iii) any material act of dishonesty by the Executive against the Company or any of its affiliates, (iv) a material violation by the Executive of any of the written policies or rules of the Company or any of its affiliates or (v) the voluntary resignation of (or the giving of notice of voluntary resignation by) Executive from employment with the Company or any of its affiliates without Good Reason (as defined below) or Disability (as defined below). The determination that Cause had occurred must be made by unanimous vote of all of the members of the Board (other than Executive) after forty-five (45) days' prior written notice to Executive and an opportunity to appear before the Board and contest the determination of Cause.

     "Change in Control: means the occurrence of any of the following events: (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of common stock of the Company are to be converted into cash, securities or other property, provided that the consolidation or merger is not with a corporation (X) in which a majority of the combined voting power of the corporation's outstanding common stock immediately before the consolidation or merger is beneficially owned by an individual or entity described in subclauses (iv)(b) or (iv)(c) below, unless the Requisite Percentage described in subclause (iv) below of the combined voting power of such corporation's outstanding common stock immediately before the consolidation or merger is held by individuals or entities not meeting the definition of subclause (iv)(a),
(iv)(b) or (iv)(c) below or (Y) a wholly-owned subsidiary of the Company immediately before the consolidation or merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of transactions) of all, or substantially all, of the assets of the Company,
(iii) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company, (iv) any "person," including a "group" as determined in accordance with Sections 13(d) and 14(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of the Requisite Percentage (as hereinafter defined) of the combined voting power of the Company's then outstanding common stock, provided that such person, immediately before it becomes such a beneficial owner of such Requisite Percentage, is not (a) a wholly-owned subsidiary of the Company, (b) an individual, or a spouse or a child of such individual, that on January 1, 2002, owned greater than 20% of the combined voting power of the Company's common stock, or (c) a trust, foundation or other entity controlled by an individual or individuals described in the preceding subsection (b), (v) individuals who constitute the Board on June 1, 2002 (the Incumbent Board"), cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to June 1, 2002, whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least three quarters of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) will be, for purposes of this clause, considered as though such person were a member of the Incumbent Board, or (vi) the individuals or entities described in clauses (iv)(b) and
(iv)(c) of this definition sell, transfer or exchange to unaffiliated persons or entities 80% or more of their combined beneficial ownership of the voting power of the Company's outstanding common stock.

     "Disability" means the inability to perform the material duties of President and Chief Executive Officer of the Company.

     "Good Reason" means any of the following events unless it occurs with Executive's express prior written consent: (i) the assignment to Executive of any duties inconsistent with, or a diminution of, Executive's position, duties, titles, offices, responsibilities and status with the Company, or any removal of Executive or any failure to reelect Executive to any of such positions, including as President and Chief Executive Officer; (ii) a reduction or material delay in payment of Executive's compensation and benefits, including Salary and bonuses;
(iii) except with respect to changes required to maintain its tax-qualified status or changes generally applicable to all employees of the Company, any failure by the Company to continue in effect or make any provision for any benefit, stock option, annual bonus or contingent loan arrangements, or other incentive plan or arrangement of any type in which Executive is participating from time to time, the taking of which action would adversely affect Executive's participation in or materially reduce Executive's benefits under any such benefit plan or arrangement or deprive Executive of any material fringe benefit enjoyed by Executive from time to time, or the failure to provide Executive with the number of paid vacation days to which he is entitled; (iv) a relocation of the Company's principal executive offices outside of Miami-Dade, Broward, Palm Beach or Monroe counties, Florida, or Executive's relocation to any place other than the location at which Executive performed his duties as of the date hereof; (v) Executive timely receives an Opt-Out Notice or (vi) a breach of any other material provision of this Agreement.

     "Requisite Percentage" means 20%, or a percentage greater than 20%.

EXHIBIT A
---------

Number of Options:   150,000

Vesting Schedule:

	50,000 June 30, 2003
	50,000 June 30, 2004
	50,000 June 30, 2005

Exercise Period seven (7) years from date of grant.

Exercise Price closing price on day of grant.

Date of Grant: August 15, 2002.



EXHIBIT B
---------


[TO FOLLOW]

Exhibit 10.2
------------

                        EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of July 15, 2002 (the "Hire Date"), by and between MASTEC, INC., a Florida corporation (the "Company"), and ERIC TVETER ("Employee").

                              Recitals

     The Company desires to employ Employee and Employee desires to be employed by the Company on the terms and subject to the conditions set forth in this Agreement.

     ACCORDINGLY, in consideration of the mutual covenants and agreements set forth in this Agreement, and for other good and valuable consideration, the receipt and adequacy of which are acknowledged, the Company and Employee agree as follows:

                              Terms

1. Employment. The Company employs Employee and Employee accepts such employment and agrees to perform the services specified in this Agreement, upon the terms and subject to the conditions set forth in this Agreement.

2.  Term.

    a. General. The term of Employee's employment under this Agreement will be from the Hire Date to July 14, 2004, unless earlier terminated in accordance with this Agreement (the "Term").

    b. Potential Extension. On or before July 14, 2003, the Chief Executive Officer of the Company (the "CEO") and Employee will meet to discuss extending the term of this Agreement for one (1) additional year upon terms and conditions to be agreed upon; provided, however, nothing herein shall obligate either the Company or Employee to extend or renew this Agreement or constitute an offer of employment beyond the Term.

3.  Duties.

    a. Position. During the Term, Employer will serve as Executive Vice President and Chief Operating Officer of the Company. Subject to the direction of the CEO, Employee will perform all duties commensurate with his position and as may otherwise be assigned to him by the CEO or the Board of Directors of the Company. If requested by the Company, Employee will serve as an officer or director of any subsidiary of the Company, without additional compensation; provided however, that if Employee is asked to serve as a director of any subsidiary of the Company, Employee may resign or refuse to accept such appointment without causing a breach of this Agreement by Employee. If asked to serve as an officer or director of a subsidiary of the Company, Employee will be provided those officer and director indemnifications provided to other officers and directors of the Company and any such subsidiary.

    b. Full Time and Attention. During the Term, Employee will devote his full business time and energies to the business and affairs of the Company and will use his best efforts, skills and abilities solely to promote the interests of the Company and to diligently and competently perform his duties, all in a manner in compliance with all applicable laws and regulations and in accordance with applicable policies and procedures adopted or amended from time to time by the Company, including, without limitation, the 2000 Personal Responsibility Code, a copy of which Employee acknowledges having received. The Company represents that none of the terms and provisions of this Agreement conflict with the provisions of the 2000 Personal Responsibility Code. The parties agree that, in the event of conflict or inconsistency, the terms and provisions of this Agreement will control. Employee's primary place of employment shall be at the Company's primary place of business (the Employee acknowledges the Company may relocate from its present location) in Miami-Dade County, Florida; however, Employee agrees and acknowledges that approximately one-half (1/2) of the time devoted to his duties and position hereunder will require that Employee travel on behalf of the Company. Notwithstanding the foregoing Employee may continue to serve on the Board of Directors of the Companies set forth in Exhibit B and any other Boards approved, in advance, in writing, by the CEO.

4.  Compensation and Benefits.

    a.  Base Salary

    (i) During the Term, Employee will be paid, as compensation for services rendered pursuant to this Agreement and Employee's observance and performance of all of the provisions of this Agreement, the amount of Three Hundred Thousand and No/100 Dollars ($300,000.00) per annum (the "Base Salary"). The Base Salary will be payable in accordance with the normal payroll procedures of the Company as in effect from time to time.

   (ii) Base Salary for each year of the Term shall be adjusted to reflect any increase in the cost of living. The Company and the Employee agree to adopt as a standard for measuring the cost of living the Consumer Price Index for all Urban Consumers (1982-84=100) issued by the Bureau of Labor Statistics of the United States Department of Labor ("CPI"). The CPI index figure for the first month of the Term shall be defined as the "Basic Standard." The
    CPI index figure for the last month of each year (i.e. June) of the Term shall be defined as the " New Index Figure." Base Salary for each year of the Term (the "New Base Salary") shall be determined by multiplying the Base Salary for the immediately preceding Year of the Term by a fraction, the numerator of which shall be the New Index Figure and the denominator of which shall be the Basic Standard. The New Base Salary for each year of the Term shall be effective on July 15 of the applicable year of the Agreement.

	Base Salary     x    New Index Figure  =  New Base Salary
                             ----------------
		              Basic Standard

    b. Benefits. During the Term, Employee will be entitled to participate in or benefit from, in accordance with the eligibility and other provisions thereof, such life, health, medical, accident, dental and disability insurance and such other benefit plans as the Company may make generally available to, or have in effect for, other employees of the Company at the same general level as Employee. The Company retains the right to terminate or amend any such plans from time to time in its sole discretion.

    c. Performance Bonus. Employee will be entitled to receive a performance bonus for the period from the Hire Date through December 31, 2002 (the "Performance Period") equal to the product of (i) the Base Salary paid to Employee for the Performance Period, and (ii) one-half (1/2), payable no later than March 31, 2003. Commencing January 1, 2003, Employee shall be entitled to participate in the Company's bonus plan for senior management.

    d. Stock Options. Subject to the approval of the Compensation Committee of the Board of Directors of the Company, Employee is granted, in accordance with the terms of the 1994 Stock Incentive Plan or the 1999 Non-Qualified Employee Stock Option Plan or any other incentive plan adopted by the Company from time to time (the "Plans"), options to purchase fifty thousand (50,000) shares of common stock of the Company with terms and conditions described on Exhibit A (the "Options"). So long as the Employee is not terminated for Cause (as defined in Section 11c), options shall continue to vest during any Period of Non-Competition provided the Employee honors his obligations set forth in Section 8.
    The options will be subject to the terms and conditions of the Plans, as they may be amended from time to time in the Company's sole discretion.

    e. Housing Allowance; Automobile; Moving Expenses. From the Hire Date until July 14, 2003, the Company shall reimburse Employee for temporary housing in an amount not to exceed Two Thousand Five Hundred and No/100 Dollars ($2,500.00) per month, upon presentation of supporting documentation as the Company may require. For the Term, the Company shall provide Employee with an automobile to be used in the course of rendering services hereunder.

    f. Expenses. The Company will reimburse Employee, in accordance with the Company's expense reimbursement policies as may be established from time to time by the Company, for all reasonable travel and other expenses actually incurred or paid by him during the Term in the performance of his services under this Agreement, upon presentation of expense statements or vouchers or such other supporting information as the Company may require.

    g. Withholding. All payments under this Agreement will be subject to applicable taxes and required withholdings.

5. Representations of Employee. Employee represents and warrants that he is not, (i) a party to any enforceable employment agreement or other arrangement, whether written or oral, with any past employer, that would prevent or restrict Employee's employment with the Company; (ii) a party to or bound by any agreement, obligation or commitment, or subject to any restriction, including, but not limited to, confidentiality agreements, restrictive covenants or non-compete and non-solicitation covenants, except for agreements with the Company or its affiliates; or (iii) involved with any professional endeavors which in the future may possibly adversely affect or interfere with the business of the Company, the full performance by Employee of his duties under this Agreement or the exercise of his best efforts hereunder.

6.  Confidentiality.

    a. Confidentiality of this Agreement. Employee acknowledges that the provisions of this Agreement are highly confidential and that disclosure of this Agreement or its terms would be extremely prejudicial to the Company. Accordingly, neither the Company nor Employee will disclose the terms of this Agreement to any other person or entity (other than immediate family and financial and legal advisors with a need-to-know and who agree to the confidentiality provisions of this Agreement) without the prior written consent of the other party, except that (i) the Company may disclose this Agreement or its terms if in the reasonable opinion of counsel for the Company such disclosure is required by applicable law or regulation; and, (ii) Employee may disclose this Agreement in court filings or pleadings by Employee to enforce its terms and conditions or as otherwise may be necessary to comply with the requirements of law, after providing the Company with not less than five (5) days prior written notice of Employee's intent to disclose.

    b. Confidential Information. Employee acknowledges that as a result of his employment with the Company, Employee will gain knowledge of, and access to, proprietary and confidential information and trade secrets of the Company and its subsidiaries and affiliates, including, without limitation, (1) the identity of customers, suppliers, subcontractors and others with whom they do business; (2) their marketing methods and strategies; (3) contract terms, pricing, margin, cost information and other information regarding the relationship between them and the persons and entities with which they have contracted; (4) their services, products, software, technology, developments, improvements and methods of operation; (5) their results of operations, financial condition, projected financial performance, sales and profit performance and financial requirements; (6) the identity of and compensation paid to their employees, including Employee; (7) their business plans, models or strategies and the information contained therein; (8) their sources, leads or methods of obtaining new business; and (9) all other confidential information of, about or concerning the business of the Company and its subsidiaries and affiliates (collectively, the "Confidential Information"). Employee further acknowledges that such information, even though it may be contributed, developed or acquired by Employee, and whether or not the foregoing information is actually novel or unique or is actually known by others, constitutes valuable assets of the Company developed at great expense which are the exclusive property of the Company or its subsidiaries and affiliates. Accordingly, Employee will not, at any time, either during or subsequent to the Term, in any fashion, form or manner, directly or indirectly, (i) use, divulge, disclose, communicate, provide or permit access to any person or entity, any Confidential Information of any kind, nature or description, or (ii) remove from the Company's or its subsidiaries' or affiliates' premises any notes or records relating thereto, or copies or facsimiles thereof (whether made by electronic, electrical, magnetic, optical, laser acoustic or other means) except in the case of both (i) and (ii), (A) as reasonably required in the performance of his services to the Company under this Agreement,
    (B) to responsible officers and employees of the Company who are in a contractual or fiduciary relationship with the Company and who have a need for such information for purposes in the best interests of the Company, (C) for such information which is or becomes generally available to the public other than as a result of an unauthorized disclosure by Employee, and (D) or as otherwise necessary to comply with the requirements of law, after providing the Company with not less than five (5) days prior written notice of Employee's intent to disclose. Employee acknowledges that the Company would not enter into this Agreement without the assurance that all Confidential Information will be used for the exclusive benefit of the Company.

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

7. Intellectual Property. Any and all material eligible for copyright or trademark protection and any and all ideas and inventions ("Intellectual Property"), whether or not patentable, in any such case solely or jointly made, developed, conceived or reduced to practice by Employee (whether at the request or suggestion of any officer or employee of the Company or otherwise, whether alone or in conjunction with others, and whether during regular hours of work or otherwise) during the Term which arise from the fulfillment of Employee's duties hereunder and which may be directly or indirectly useful in the business of the Company will be promptly and fully disclosed in writing to the Company. The Company will have the entire right, title and interest (both domestic and foreign) in and to such Intellectual Property, which is the sole property of the Company. All papers, drawings, models, data and other materials relating to any such idea, material or invention will be included in the definition of Confidential Information, will remain the sole property of the Company, and Employee will return to the Company all such papers, and all copies thereof, including all originals and copies contained in computer hard drives or other electronic or machine readable format, upon the earlier of the Company's request therefore, or the expiration or termination of Employee's employment hereunder. Employee will execute, acknowledge and deliver to the Company any and all further assignments, contracts or other instruments the Company deems necessary or expedient, without further compensation, to carry out and effectuate the intents and purposes of this Agreement and to vest in the Company each and all of the rights of the Company in the Intellectual Property.

8.  Covenants.

    a. Non-Competition and Non-Solicitation. Employee acknowledges and agrees that the Company's and its subsidiary and affiliated companies' (collectively, the "Companies") telecommunications infrastructure services businesses (the "Business") are conducted throughout the United States of America and the Commonwealth of Canada. Until two (2) years following the date of the termination of Employee's employment with the Company (the "Period of Non-Competition") and within the United States of America and the Commonwealth of Canada (including their possessions, protectorates and territories, the "Territory"), Employee will not (whether or not then employed by the Company for any reason), without the Company's prior written consent:

    (i) directly or indirectly own, manage, operate, control, be employed by, act as agent, consultant or advisor for, or participate in the ownership, management, operation or control of, or be connected in any manner through the investment of capital, lending of money or property, rendering of services or otherwise, with, any business of the type and character engaged in and competitive with the Business. For these purposes, ownership of securities of one percent (1%) or less of any class of securities of a public company will not be considered to be competition with the Business;

   (ii) solicit, persuade or attempt to solicit or persuade or cause or authorize directly or indirectly to be solicited or persuaded any existing customer or client, or potential customer or client to which the Companies have made a presentation or with which the Companies have been having discussions, to cease doing business with or decrease the amount of business done with or not to hire the Companies, or to commence doing Business with or increase the amount of Business done with or hire another company;

  (iii) solicit, persuade or attempt to solicit or persuade or cause or authorize directly or indirectly to be solicited or persuaded the business of any person or entity that is a customer or client of the Companies, or was their customer or client within two (2) years prior to cessation of Employee's employment by any of the Companies or any of their subsidiaries, for the purpose of competing with the Business; or

   (iv) solicit, persuade or attempt to solicit or persuade, or cause or authorize directly or indirectly to be solicited or persuaded for employment, or employ or cause or authorize directly or indirectly to be employed, on behalf of Employee or any other person or entity, any individual who is or was at any time within six (6) months prior to cessation of Employee's employment by the Companies, an employee of any of the Companies.

    If Employee breaches or violates any of the provisions of this
    Section 8, the running of the Period of Non-Competition (but not of any of Employee's obligations under this Section 8) will be tolled with respect to Employee during the continuance of any actual breach or violation. In addition to any other rights or remedies the Company may have under this Agreement or applicable law, the Company will be entitled to receive from Employee reimbursement for all attorneys' and paralegal fees and expenses and court costs incurred by the Companies in enforcing this Agreement and will have the right and remedy to require Employee to account for and pay over to the Company all compensation, profits, monies, accruals or other benefits derived or received, directly or indirectly, by Employee from the action constituting a breach or violation of this Section 8.

    b.	Exceptions.  Telecommunications operators (such as Sprint, MCI,
    AT&T) cable companies and other non construction or installation customers of the Company shall not be considered engaged in and competitive with the Business.

9. Reasonable Restrictions. The parties acknowledge and agree that the restrictions set forth in Sections 6, 7 and 8 of this Agreement are reasonable for the purpose of protecting the value of the business and goodwill of the Companies. It is the desire and intent of the parties that the provisions of Sections 6, 7 and 8 be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If any particular provisions or portions of Sections 6, 7 and 8 are adjudicated to be invalid or unenforceable, then such section will be deemed amended to delete such provision or portion adjudicated to be invalid or unenforceable; provided, however, that such amendment is to apply only with the respect to the operation of such section in the particular jurisdiction in which such adjudication is made.

10. Breach or Threatened Breach. The parties acknowledge and agree that the performance of the obligations under Sections 6, 7 and 8 by Employee are special, unique and extraordinary in character, and that in the event of the breach or threatened breach by Employee of the terms and conditions of Sections 6, 7 or 8, the Companies will suffer irreparable injury and that monetary damages would not provide an adequate remedy at law and that no remedy at law may exist. Accordingly, in the event of such breach or threatened breach, the Company will be entitled, if it so elects and without the posting of any bond or security, to institute and prosecute proceedings in any court of competent jurisdiction, in law and in equity, to obtain damages for any breach of Sections 6, 7 or 8 or to enforce the specific performance of this Agreement by Employee or to enjoin Employee from breaching or attempting to breach Sections 6, 7 or 8. In the event the Company believes that the Employee has breached Employee's obligations under Sections 6, 7 or 8, or threatens to do so, it shall promptly provide the Employee written notice of such belief setting forth the basis for its belief and, (unless under exigent circumstances, as determined by the Company at its sole discretion, it would harm the Company to delay the institution of legal proceedings) five (5) business days to respond to the notice, prior to the initiation of legal proceedings.

11. Termination. This Agreement and Employee's employment under this Agreement may be terminated upon the occurrence of any of the events described in, and subject to the terms of, this Section 11:

    a.	Death.  Immediately and automatically upon the death of Employee.

    b. Disability. At the Company's option, immediately upon written notice if Employee suffers a "permanent disability," meaning any incapacity, illness or disability of Employee which renders Employee mentally or physically unable to perform his duties under this Agreement for a continuous period of sixty (60) days, or one hundred twenty (120) days (whether or not consecutive), during the Term, as reasonably determined by the Company.

    c. Termination for Cause. At the Company's option, immediately upon notice to Employee, upon the occurrence of any of the following events (each "Cause"), (i) Employee being convicted of any felony (whether or not against the Company or its subsidiaries or affiliates); (ii) a material failure of Employee to perform Employee's responsibilities after ten (10) days' written notice given by an Executive Officer to Employee, which notice shall identify the Employee's failure in sufficient detail and grant Employee an opportunity to cure such failure within such ten (10) day period ("Notice"); (iii) a breach by Employee of any of his obligations under Sections 6, 7 or 8; (iv) any material act of dishonesty or other misconduct by Employee against the Company or any of its subsidiaries or affiliates; (v) a material violation by Employee of any of the policies or procedures of the Company or any of its subsidiaries or affiliates, including without limitation the 2000 Personal Responsibility Code, provided, however, that if such violation is curable, then Employee will be given ten (10) days' written Notice and the opportunity to cure such violation; or (vi) Employee voluntarily terminates this Agreement or leaves the employ of the Company or its subsidiaries or affiliates for any reason, other than Good Reason.

    d. Termination Without Cause. At the Company's option for any reason, or no reason, at any time after December 31, 2002, upon one
    (1) day's notice to Employee given by the CEO.

    e. Termination with Good Reason. At Employee's option, upon not less than five (5) business days written notice to the Company, and the Company's failure to cure within such five (5) business days, upon the occurrence of any of the following events (each "Good Reason"), (i) the material diminution of, Employee's position, duties, titles, offices and responsibilities with the Company,
    (ii) a reduction or material delay in payment of Employee's compensation and benefits ; (iii) a relocation of the Company's principal executive offices outside of Miami-Dade, Broward, Palm Beach or Monroe counties, Florida ; or (iv) a breach of any other material provision of this Agreement by the Company.

    f. Payments After Termination. If this Agreement and Employee's employment hereunder are terminated for the reasons set forth in Sections 11(a) or 11(b), then Employee or Employee's estate will receive the Base Salary and any performance bonus earned through the date of death or disability in accordance with the terms of this Agreement, and all of Employee's Stock Options shall immediately vest. If the Company terminates this Agreement and Employee's employment hereunder for the reasons set forth in Section 11(c)(i-vi), then (i) Employee will receive his Base Salary through the date of termination and (ii) Employee will forfeit any entitlement that Employee may have to receive any performance bonus. If this Agreement is terminated for the reason set forth in
    Section 11(d) or Section 11(e), then (i) Employee will receive his Base Salary, and benefits set forth in Section 4(b) hereof (collectively, with the payment of the Base Salary, the "Severance Benefits"), for the lesser of (A) one (1) year or (B) the remainder of the Term (the "Severance Period"), payable in accordance with the Company's payroll procedures and subject to applicable withholdings, and (ii) Employee will forfeit any entitlement that Employee may have to receive any performance bonus and provided however, Employee represents and warrants that during the Severance Period he shall affirmatively and in good faith seek another position (whether as an employee or independent contractor) and the Severance Benefits shall be mitigated upon his obtaining employment or being engaged as an independent contractor by a third party by an amount equal to the amounts received by Employee in such new position (as an employee or identified contractor). Upon payment by the Company of the amounts described in this Section 11(f), Employee will not be entitled to receive any further compensation or benefits from the Company whatsoever.

    g. General. Notwithstanding anything to the contrary set forth in this Agreement, the provision of payments after termination in accordance with the provisions of Section 11(f) above, shall not be a bar to the Employee's continued entitlement from the Company of
    (i) reimbursements of proper expenses, (ii) housing, automobile and expense allowances, (iii) vested benefit and welfare entitlements;
    (iv) unemployment compensation, (v) workers compensation benefits,
    (vi) accrued vacation time (if consistent with Company policy),
    (vii) Base Salary through date of termination. Notwithstanding anything in this Agreement to the contrary, if Employee is employed by the Company for an entire calendar year (e.g., the 2003 calendar year) and is terminated for any reason prior to the payment of a bonus, if any, the Company hereby agrees to pay Employee any bonus that he would have otherwise been entitled to hereunder or the Company's bonus plan for senior management, simultaneous with the payment of such bonus to the Company's employees, and (viii) continued vesting of options as may be provided in accordance with the provisions of this Agreement or any stock option plan.

12. Miscellaneous.

    a. Survival. The provisions of Sections 6, 7, 8, 10 and 11 will survive the termination or expiration of this Agreement for any reason.

    b. Entire Agreement. This Agreement constitutes the entire agreement of the parties pertaining to its subject matter and supersedes all prior or contemporaneous agreements or understandings between the parties pertaining to the subject matter of this Agreement, and there are no promises, agreements, conditions, undertakings, warranties, or representations, whether written or oral, express or implied, between the parties other than as set forth in this Agreement.

    c. Modification. This Agreement may not be amended or modified, or any provision waived, unless in writing and signed by both parties.

    d. Waiver. Failure of a party to enforce one or more of the provisions of this Agreement or to require at any time performance of any of the obligations of this Agreement will not be construed to be a waiver of such provisions by such party nor to in any way affect the validity of this Agreement or such party's right thereafter to enforce any provision of this Agreement, nor to preclude such party from taking any other action at any time which it would legally be entitled to take.

    e. Successors and Assigns. This Agreement may not be assigned or the duties delegated unless in writing and signed by both parties, except for any assignment by the Company occurring by operation of law. Subject to the foregoing, this Agreement will inure to the benefit of, and be binding upon, the parties and their heirs, beneficiaries, personal representatives, successors and permitted assigns.

    f. Notices. Any notice, demand, consent, agreement, request, or other communication required or permitted under this Agreement will be in writing and will be, (i) mailed by first-class mail, registered or certified, return receipt requested, postage prepaid,
    (ii) delivered personally by independent courier, or (iii) transmitted by facsimile, to the parties at the addresses as follows (or at such other addresses as will be specified by the parties by like notice):

                If to Employee, then to:

                Eric Tveter
                1240 Moores Hill Road
                Laurel Hollow, New York, New York 11791-9631

                With a copy sent simultaneously
                by identical delivery mode to:

                Sklover, Himmel & Bernstein, LLP
                Attn: Alan L. Sklover, Esq.
                10 Rockefeller Plaza
                New York, New York 10020

        If to the Company, then to:

        MasTec, Inc.
        3155 Northwest 77th Avenue
        Miami, Florida 33122-1205
        Attn: Legal Department
        Facsimile: (305) 406-1907

Each party may designate by notice in writing a new address to which any notice, demand, consent, agreement, request or communication may thereafter be given, served or sent. Each notice, demand, consent, agreement, request or communication that is mailed, hand delivered or transmitted in the manner described above will be deemed received for all purposes at such time as it is delivered to the addressee (with the return receipt, the courier delivery receipt or the telecopier answerback confirmation being deemed conclusive evidence of such delivery) or at such time as delivery is refused by the addressee upon presentation.

    g. Severability. If any provision of this Agreement is held to be invalid or unenforceable by a court of competent jurisdiction, then such invalidity or unenforceability will not affect the validity and enforceability of the other provisions of this Agreement and the provision held to be invalid or unenforceable will be enforced as nearly as possible according to its original terms and intent to eliminate such invalidity or unenforceability.

    h. Counterparts. This Agreement may be executed in any number of counterparts, and all counterparts will collectively be deemed to constitute a single binding agreement.

    i. Governing Law; Venue. This Agreement will be governed by the laws of the State of Florida, without regard to its conflicts of law principles. Employee consents to the jurisdiction of any state or federal court located within Miami-Dade County, State of Florida, and consents that all service of process may be made by registered or certified mail directed to Employee at the address stated in
    Section 13 (f) of this Agreement. Employee waives any objection which Employee may have based on lack of personal jurisdiction or improper venue or forum non conveniens to any suit or proceeding instituted by the Company under this Agreement in any state or federal court located within Miami-Dade County, Florida and consents to the granting of such legal or equitable relief as is deemed appropriate by the court. This provision is a material inducement for the Company to enter into this Agreement with Employee.

    j. Participation of Parties. The parties acknowledge that this Agreement and all matters contemplated herein have been negotiated between both of the parties and their respective legal counsel and that both parties have participated in the drafting and preparation of this Agreement from the commencement of negotiations at all times through execution. Therefore, the parties agree that this Agreement will be interpreted and construed without reference to any rule requiring that this Agreement be interpreted or construed against the party causing it to be drafted.

    k. Injunctive Relief. It is possible that remedies at law may be inadequate and, therefore, the parties will be entitled to equitable relief including, without limitation, injunctive relief, specific performance or other equitable remedies in addition to all other remedies provided hereunder or available to the parties hereto at law or in equity.

    l.  Waiver of Jury Trial.  EACH OF THE COMPANY AND EMPLOYEE
    IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION,
    PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THE
    PROVISIONS OF THIS AGREEMENT.

    m. Right of Setoff. The Company will be entitled, in its discretion and in addition to any other remedies it may have in law or in equity, to set-off against any amounts payable to Employee under this Agreement or otherwise the amount of any obligations of Employee to the Company under this Agreement that are not paid by Employee when due. In the event of any such setoff, the Company will promptly provide the Employee with a written explanation of such setoff, and an opportunity to register a written protest thereof.

    n. Litigation; Prevailing Party. In the event of any litigation, administrative proceeding, arbitration, mediation or other proceeding with regard to this Agreement, the prevailing party will be entitled to receive from the non-prevailing party and the non-prevailing party will pay upon demand all court costs and all reasonable fees and expenses of counsel and paralegals for the prevailing party.

 o. Descriptive Headings. The descriptive headings herein are inserted for convenience only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.




[SIGNATURES APPEAR ON FOLLOWING PAGE]

EXECUTED as of the date set forth in the first paragraph of this Agreement.




                            EMPLOYEE


                            /s/ Eric Tveter
                            -------------------------------------------
                            ERIC TVETER


                            MASTEC, INC.



                        By: /s/ Austin Shanfelter
                            -------------------------------------------
                            Austin Shanfelter, Chief Executive Officer

Exhibit A
---------

TERMS OF STOCK OPTIONS


Number: 		50,000 shares in MasTec common stock.

Term:			Termination of Employment and non-competition
                        period.

Exercise Price:		Fair market value (as defined in the plan) as of
                        the Hire Date.

Vesting:		One-half (1/2)  on each of the first and second
                        anniversary of the Hire Date, if then employed by the Company, subject to the provisions of 4d, 11a and 11b.

Other:			In accordance with the plan and the standard
                        stock option agreement for employees.




EXHIBIT B
---------

EXISTING BOARD OF DIRECTORS


[TO FOLLOW]