Form 10-K
period 2002-12-31
MASTEC INC
filed 2003-04-09
CIK 15615

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.   Yes _X_      No ____.


     The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $194,105,323 (based on a closing price of $7.36 per share for the registrant's common stock on the New York Stock Exchange on June 28, 2002). There were 48,035,674 shares of common stock outstanding as of March 21, 2003.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be held on May 30, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.




TABLE OF  CONTENTS


PART I .................................................................  3

     ITEM 1.  BUSINESS..................................................  3
     ITEM 2.  PROPERTIES................................................ 11
     ITEM 3.  LEGAL PROCEEDINGS......................................... 11
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 12
     ITEM 4(A).  EXECUTIVE OFFICERS..................................... 12

PART II................................................................. 12

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS....................................... 12
     ITEM 6.  SELECTED FINANCIAL DATA................................... 13
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS....................... 14
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK...................................................... 25
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 25
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE....................... 51

PART III................................................................ 51

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........ 51
     ITEM 11. EXECUTIVE COMPENSATION.................................... 51
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS................ 51
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 51
     ITEM 14. CONTROLS AND PROCEDURES................................... 51

PART IV................................................................. 52

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.................................................. 52

SIGNATURES.............................................................. 54

POWER OF ATTORNEY....................................................... 54

SECTION 302 CERTIFICATIONS.............................................. 55

PART I

ITEM 1.  BUSINESS

Cautionary Statement Regarding Forward-Looking Statements

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

General

     We are a leading end-to-end infrastructure service provider offering services in telecommunications, broadband, intelligent traffic systems, and energy markets to a broad range of clients in North America and Brazil.

     We design, build, install, maintain and upgrade external networks and other facilities for our clients. We are one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients' infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

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

     In the third quarter of 2002, we initiated an organizational efficiency plan designed to improve gross margins and reduce general and administrative costs. The majority of the expenses associated with this plan were incurred in the fourth quarter of 2002. There can be no assurance that we will be able to effect the plan or that the plan will result in the expected benefits.

Clients

     Our more than 200 clients include some of the largest and most prominent companies in the communications, broadband, intelligent traffic services, and energy fields, including:

- incumbent local exchange carriers  - government agencies such as state,
- cable television operators	       departments of transportation,
- long distance carriers	       municipalities and the Department
- satellite TV service providers       of Defense
                                     - public and private energy companies
                                     - financial institutions

Services and Markets

     We design, build, install, maintain, upgrade and monitor the physical facilities used to provide end-to-end voice, video and data service from the provider's central office, switching center or cable television head-end to the ultimate consumer's home or business. We provide similar services to electrical and other utility providers. We provide these services both externally on public or private rights-of-ways or in our clients' premises. Our services include:

- comprehensive project management, coordination, consulting and administration,
-  designing conduit networks and fiber rings,
- placing and splicing fiber optic, coaxial and copper cable; excavating trenches in which to place the cable; and furnishing and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures,
- overhead and underground installation and maintenance of electrical and other utilities' transmission and distribution networks, substation construction and maintenance,
- placing drop lines from our clients' main distribution terminals to their customer's home or business,
- installing set-top boxes, satellite dishes and other connection devices in homes and businesses,
- erecting wireless communication towers, constructing related structures and installing associated equipment,
-  designing and installing intelligent traffic networks,
- engineering, furnishing and installing integrated voice, video and data networks inside client premises,
- systems integration, which includes selecting, configuring and installing software, hardware and other computing and communications equipment and cabling to provide an integrated computing and communications system,
-  procuring materials,
-  providing acceptance testing and as-built documentation, and
-  maintaining, upgrading, removing and replacing these systems.

Backlog

     At December 31, 2002 and 2001, we had a backlog in our domestic operations of approximately $1.2 billion and $1.4 billion, respectively.
Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts as well as estimated work on master service agreements. We expect to complete most of our project-specific backlog as of December 31, 2002 during the next 18 months. Our backlog also includes certain master service agreements that contain 3 to 5 year terms.

Sales and Marketing

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

     We have developed a marketing plan emphasizing the "MasTec"(R) registered service mark and an integrated service offering to position ourselves as a seamless, end-to-end nationwide infrastructure services solution, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our clients and reputation for reliability and efficiency facilitate our repeat business. Our marketing efforts are principally carried out by the management of our service offerings, most of whom have many years' experience in the industries they serve, both at the service provider level and in some cases with the clients we serve. Our service offering leadership markets to existing and potential clients to negotiate new contracts or to be placed on lists of vendors invited to submit proposals for master service agreements and individual projects. Our executive management supplements their efforts at the national level. We also market through salespeople and our corporate marketing department.

Safety and Insurance/Risk Management

     Performance of our services requires the use of equipment and exposure to conditions that can be dangerous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by team members, customers and third parties for property damage and personal injuries resulting from the performance of our services. We perform on-site services using team members who have completed our applicable safety and training programs. Our policies require that team members complete the prescribed training and service program for which they work in addition to those required by applicable law.

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

     The primary claims we face in our operations are workers' compensation, automobile liability and various general liabilities. We maintain insurance policies with respect to these risks, but these policies are subject to deductibles for workers' compensation, automobile liability and general liability up to $1.0 million per claim. We have umbrella coverage up to a policy limit of $50.0 million and no stop loss coverage for the 2002-2003 policy period. An independent third party actuarially determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and we reflect those liabilities on our balance sheet as an accrued liability. We continually review these claims and expenses and the appropriateness of the accrued liability.

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

     We use independent contractors to perform portions of our services and to manage work flow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Our contracts with our subcontractors typically contain provisions limiting our
obligation to pay the  subcontractor  if our client has not paid us.   These
payment limitation provisions may not be available to us in certain cases.

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

     We believe our clients consider a number of factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. A significant portion of our revenue is currently derived from unit price agreements and price historically has often been the principal factor in determining whether the services provider is awarded the work on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements. We believe our size, nationwide presence, integrated value added service offering, financial strength, bonding capacity and reputation provide a competitive advantage in obtaining larger, more complex infrastructure projects and gaining market share in the fragmented infrastructure services industry. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services or that we will be able to maintain or enhance our competitive position.

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

Employees

     As of December 31, 2002, we had approximately 7,100 team members in North American operations and approximately 2,930 in Brazil. The total number of our team members is down from December 31, 2001 by approximately 500. Approximately 300 of our team members are represented by labor unions, principally the Communication Workers of America or the International Brotherhood of Electrical Workers. We believe that our employee relations are good.

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

Available Information

     A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available free of charge on the Internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

     Alternatively, you may access these reports at the Securities and Exchange Commission's Internet website, www.sec.gov.

Other

     We are organized as a Florida corporation. Our predecessor company was formed in 1969, and we have operated as "MasTec" since 1994.

Risk Factors

     This report includes forward-looking statements that are necessarily subject to various risks and uncertainties. These statements are based on current expectations and assumptions which management believes are reasonable and on information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements. Although MasTec is not able to predict all the factors that may affect future results, some of the factors, many of which have been disclosed previously, that could cause future results to differ materially from those expressed or implied by forward-looking statements or from historical results include the following:

The industries we serve are subject to consolidation and rapid technological and regulatory change.

     We derive and anticipate that we will continue to derive a substantial portion of our revenue from customers in the telecommunications industry. The telecommunications industry is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. New or developing technologies could displace the wireline systems used for the transmission of voice, video and data, and improvements in existing technology may allow telecommunications providers to significantly improve their networks without physically upgrading them. Additionally, the telecommunications industry has been characterized by a high level of consolidation that may result in the loss of one or more customers. The energy and broadband industries have also entered into a phase of deregulation and consolidation similar to the telecommunications industry, which could lead to the same uncertainties as in the telecommunications industry.

Economic slowdown or increased international political instability may have an adverse effect on our business and results of operations.

     If the economy remains slow, our customers may not outsource projects to us. Additionally, the recent international political instability, demonstrated by enhanced security measures, terrorist threats, the war in Iraq, and increasing tension in the Middle East and Korea, may have an adverse effect on our business. Items that could impact our business include:

     - demand for our services,
     - cost of fuel,
     - availability of financing,
     - delay or cancellation of new projects,
     - potential bankruptcies,
     - availability of insurance at reasonable rates, and
     - additional security precautions.

     If the economic slowdown or international political instability continues or increases, our business, results of operations and the market price of our common stock could be adversely affected.

The volume of work we receive is dependent on our customers' financial resources and ability to obtain capital.

     The volume of work awarded under contracts with certain of our telecommunications and energy customers is subject to periodic appropriations or rate increase approvals during each contract's term. If a customer fails to receive sufficient appropriations or rate increase approvals, that customer could reduce the volume of work that it awards to us or delay its payments to us. In addition, financing conditions for the telecommunications and energy industries could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. We currently derive a significant portion of our revenue from our master service contracts and master service-like agreements. Under these contracts, our customers have no obligations to undertake any infrastructure projects or other work with us. A significant decline in the work our customers assign us could materially and adversely affect our results of operations by decreasing the amount of revenue we receive.

Our industry is highly competitive.

     The industries in which we operate are highly competitive. Additionally, many of our customers provide the same type of services we provide which means we face competition from our customers as well as third parties. There are relatively few significant barriers to entry into certain of the markets in which we operate, and as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. We cannot be certain that our existing customers will continue to outsource services in the future. Our competitors may be able to offer similar services at a lower cost.

Some of our contracts may be canceled on short notice.

     Many of our customers may cancel our long-term contracts with them on short notice, typically 90 to 180 days, even if we are not in default under the contract. Therefore, these contracts do not give us the assurances that long-term contracts typically provide. Many of our contracts, including our master service contracts, are opened to public bid at the expiration of their terms and price is often an important factor in the award of such agreements. We cannot assure you that we will be the successful bidder on our existing contracts that come up for bid. We also provide a significant portion of our services on a non-recurring, project by project basis. We could experience a material adverse effect on our results of operations and financial condition if:

     - our customers cancel a significant number of contracts,
     - we fail to win a significant number of our existing contracts upon re-bid, or
     - we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

Our business is seasonal, exposing us to variable quarterly results.

     The budgetary years of many of our external network services customers end in December. As a result of the end of their budgetary years, our telecommunications customers, and particularly our incumbent local exchange customers, typically reduce their expenditures and work order requests towards the end of the year. The onset of winter also affects our ability to render external network services in certain regions of the United States. As a result, we experience reduced revenue in the first and fourth quarters of each year.

We may be unable to attract and retain qualified managers and employees.

     Our business is labor intensive, and many of our operations experience a high rate of employee turnover. At times of low unemployment rates in the United States it will be more difficult for us to find qualified personnel at low cost in some areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. As we offer new services and pursue new customer markets, we will need to increase our executive and support personnel. We cannot assure you that we will be able to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs or the loss of key personnel could have a material adverse effect on our financial condition and our operations.

Continued efforts to streamline our business operations could significantly strain our operational infrastructure, financial resources and, if unsuccessful, our ability to meet the requirements under the Sarbanes-Oxley Act of 2002.

To manage our business effectively, we will need to continuously:

     - Improve our information and financial reporting systems. We are converting our accounting systems to a fully integrated ERP software system.
     - Restructure our business model. During 2002, we engaged outside consultants to assist us in a project that contemplates significant reductions in our cost structure, including reductions in leased facilities and equipment, underutilized fleet, insurance premiums, personnel and other costs. Results of operations will be adversely affected if we are unsuccessful in implementing the plan.
     - Enhance our operational and financial systems and controls. We continue to take action to assure compliance with the internal controls, disclosure controls and other governance requirements of the Sarbanes-Oxley Act of 2002.

     Additionally, if we are unable to expand and improve our operational infrastructure and financial and control systems, our business and results of operations may be adversely affected and we may experience continued reductions in profitability.

We are effectively self-insured against many potential liabilities.

     Although we maintain insurance policies with respect to automobile, general liability, workers' compensation and employee group health claims, those policies are generally subject to high deductibles, and we are effectively self-insured for all claims up to the amount of the applicable deductible. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as an accrued liability. We periodically review the status of such claims and expenses and the extent of the accrued liability. Because of increases in claims (primarily workers compensation claims), a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. The increased collateral requirements may be in the form of additional letters of credit because most surety firms are no longer providing surety bonds due to overall weakness in the insurance and surety markets. If our insurance claims or costs are higher than our estimates, it will reduce our profitability.

Our credit facility and senior notes impose restrictions on us.

     We have a credit facility with a group of financial institutions and have outstanding 7 3/4% Senior Subordinated Notes due 2008. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

     - making investments in excess of specified amounts,
     - incurring additional indebtedness in excess of a specified amount,
     - paying dividends in excess of a specified amount,
     - making capital expenditures in excess of a specified amount,
     - creating certain liens,
     - prepaying our other indebtedness, including the senior notes,
     - engaging in mergers or combinations and
     - engaging in transactions that would result in a "change of control."

     Events that are beyond our control may affect our ability to comply with these provisions. If we breach any of these covenants, we could be in default under the credit facility or under the indenture relating to the senior notes. A default could accelerate the indebtedness and restrict our liquidity. In addition, these covenants may significantly restrict our ability to respond to changing business and economic conditions or to secure additional financing, if needed, and may prevent us from engaging in transactions that might otherwise be considered beneficial to us.

     If we violate one or more of these covenants in the future, and we are unable to cure or obtain waivers from our lenders or amend or otherwise restructure the credit facility, we could be in default under the facility which would entitle the lenders to accelerate the repayment of amounts outstanding and terminate the facility, and we may be required to sell assets for less than their carrying value to repay any amounts outstanding under this facility. We also may be required to seek alternative sources of liquidity if our cash flows from operations are insufficient to fund our operations. As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be restricted significantly, and we may be prevented from engaging in transactions that might otherwise be considered beneficial. Further, to the extent additional financing is needed, there can be no assurance that such financing would be available at all or on favorable terms.

We may be unable to obtain sufficient bonding capacity to support certain of service offerings.

     Some of our contracts within certain service offerings require performance and payment bonds. Bonding capacity in the infrastructure industry has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to certain contractors. We are currently negotiating our bonding agreements with existing carriers and seeking additional carriers. There can be no assurance that we will be able to maintain a sufficient level of bonding capacity in the future, which could adversely impact our ability to seek work from certain clients.

We are controlled by a small number of our existing shareholders.

     Jorge Mas, our Chairman, and other members of his family beneficially own approximately 49.6% of the outstanding shares of our common stock. Accordingly, they remain in a position to effectively:

     - control the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets,
     - elect all of the members of our Board of Directors,
     - prevent or cause a change in our control and
     - decide whether we will issue additional common stock or other securities or declare dividends.

     The Mas family's ability to exercise significant control over us may discourage, delay or prevent a takeover attempt that you might consider in your best interest and that might result in you receiving a premium for your common stock.

Our Articles of Incorporation and Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

     Our articles of incorporation and bylaws and certain provisions of the Florida Business Corporation Act may make it difficult in some respects to effect a change in our control and replace our incumbent directors and management.

     We have a "classified" or "staggered" Board of Directors and our Board of Directors has the authority to fix the rights and preferences of, and to issue our preferred stock, and to take other actions that may have the effect of delaying or preventing a change of our control without the action of our shareholders.

New York Stock Exchange Listing.

     All stock exchanges have certain minimum initial and continuing listing requirements for companies. These exchange requirements include, among other items, certain average minimum stock prices, shareholders' equity, financial performance and compliance with other non-financial rules and regulations.
The materialization of any risks included in this section, any financial problem or a significant decline in the price of our common stock for an extended period of time could cause us to be out of compliance with continuing listing requirements of the stock exchange. In such a case, we must in a timely manner remedy the compliance problem or successfully list on another exchange or over the counter market, or our securities could become less liquid and decrease in value.

Our foreign operations are subject to political and economic instability and foreign currency fluctuations.

     We derived approximately 5.0% of our revenue during the year ended December 31, 2002 from our operations in Brazil, which are subject to the risks of political, economic or social instability, including:

     - the possibility of expropriation,
     - confiscatory taxation,
     - recessions,
     - hyper-inflation,
     - other adverse governmental or regulatory developments or
     - limitations on the repatriation of investment income, capital stock and other assets.

     We also conduct business in foreign currencies that are subject to fluctuations in their exchange rates relative to the U.S. dollar. We monitor our currency exchange risk but we do not currently hedge against that risk. We cannot assure you that currency exchange fluctuations or other political, economic or social factors will not adversely affect our financial condition or results of operations.


ITEM 2.  PROPERTIES

     Our corporate headquarters is located in a 60,000 square foot building owned by us in Miami, Florida. Our principal operations are conducted from approximately 175 service facilities, none of which we believe is material to our operations because most of our services are performed on the clients' premises or on public rights of way. In addition, we believe that equally suitable alternative locations are available in all areas where we currently conduct business. We are attempting to sell our corporate headquarters and move into a smaller location in or around Miami, Florida.

     We also own a substantial amount of machinery and equipment, which at December 31, 2002 had a gross value of $253.0 million (see Note 5 to Notes to Consolidated Financial Statements). This machinery and equipment includes vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes and testing equipment. We obtain our equipment from various third-party vendors, none of which we depend upon, and have not experienced any difficulties in obtaining desired equipment.


ITEM 3.  LEGAL PROCEEDINGS

     In November of 1997, we filed two suits against Miami-Dade County seeking unpaid amounts due under several contracts between us and the county for road repair, paving, sidewalk construction and road stripping. Miami-Dade County filed counterclaims seeking recovery of amounts paid by the county to us for work that was alledgedly not actually performed by one of the Company's subcontractors. Following a mediation that occurred in December of 2002, we settled all claims arising out of the litigation and paid Miami-Dade County the amount of $2.25 million in February, 2003. Following the settlement, the litigation has been dismissed.

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a former MasTec subsidiary, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($81.9 million at December 31, 2002 exchange rates). As discussed in prior filings, the Spanish judge has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. A Spanish judge has met with certain of our executives, but neither we nor our executives have been served in the action.

     On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin J. Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including both the matters described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec's behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that (a) we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and (b) we recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations have also been referred to the special committee for investigation.

     We believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal
course of business.   While complete assurance cannot be given as to the
outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 4(A).  EXECUTIVE OFFICERS

     The following is a list of the names and ages of our executive officers as of March 21, 2003, indicating all positions and offices they hold with us. Our executive officers hold office for the term of their respective employment contract and if they do not have an employment contract, one year or until their successors are elected by our Board of Directors.

	Name	       Age                Position
  ----------------------------------------------------------------------------
  Austin J. Shanfelter 45 President and Chief Executive Officer
  Jose R. Mas	       31 Executive Vice President-Business Development
  Eric J. Tveter       44 Executive Vice President and Chief Operating Officer
  Donald P. Weinstein  38 Executive Vice President and Chief Financial Officer

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

     Jose R. Mas has been our Executive Vice President-Business Development since September 2001. Mr. Mas has served in a number of capacities at the operating level with us since 1991, most recently as President of one of our service offerings from May 1999 to August 2001. Mr. Mas is the brother of Jorge Mas, who is MasTec's Chairman of the Board.

     Eric J. Tveter has been our Executive Vice President and Chief Operating Officer since August 2002. Prior to joining MasTec, Mr. Tveter was an executive with Comcast Corporation, Time Warner Communications, Cablevision Systems Corporation's Lightpath business unit, and Metromedia International Group, Inc., where he held various key roles in the industries served by MasTec, most recently as President of Cablevision Lightpath, Inc.

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

     Other than indicated above for Jose R. Mas, there are no family relationships among the directors and executive officers.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Market Information. Our common stock currently is listed on the New York Stock Exchange under the symbol "MTZ." The following table sets forth, for the quarters indicated, the high and low sale prices of the common stock, as reported by the New York Stock Exchange.

                                Year Ended December 31,
                       ---------------------------------------------
                              2001                    2002
                          High        Low         High        Low
                       ---------------------------------------------
First Quarter           $ 24.75     $ 12.26     $  8.30     $  5.25
Second Quarter          $ 19.45     $ 11.40     $  9.13     $  6.80
Third Quarter           $ 15.42     $  4.30     $  7.65     $  2.40
Fourth Quarter          $  6.95     $  3.98     $  4.30     $  2.03
Year Ended December 31,

     Holders. As of March 21, 2003, there were 2,152 shareholders of record of the common stock.

     Dividends. We have not declared cash dividends since our inception and we do not anticipate paying any cash dividends, but intend instead to retain any future earnings for reinvestment in our business. On February 28, 1997 and June 19, 2000, we effected three-for-two splits of our outstanding shares of common stock by paying each of our shareholders a stock dividend of one share of common stock for every two shares of common stock held by the shareholder on the record date for each split. We paid cash in lieu of fractional shares resulting from the stock splits based on the last sale price as reported on the New York Stock Exchange on the record date. All references in this Annual Report to shares of common stock or share prices have been adjusted to give retroactive effect to the stock splits.

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


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data, which are derived from our audited consolidated financial statements. The operating data for 1998 includes the results of our Spanish operations, 87% of which we sold effective December 31, 1998. You should read the following selected financial data together with our consolidated financial statements and their notes as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of results to be expected in the future.


                                       Year Ended December 31,
                         -------------------------------------------------------
                           1998 (1)    1999       2000       2001       2002
                         -------------------------------------------------------
                            (dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenue                  $1,048,922 $1,059,022 $1,330,296 $1,222,580 $ 838,055
Costs of revenue, excluding
  depreciation(1)           803,112    803,799  1,017,878    988,198   745,178
Depreciation                 32,288     46,447     52,413     51,707    35,063
Amortization                 11,025      9,701     11,042     10,810       883
General and administrative
  expenses (1)(5)           140,472     91,898     98,521    290,040   117,395
Goodwill impairment               -          -          -          -    79,710
Interest expense             29,580     26,673     18,283     20,426    19,237
Interest income               9,093      9,398      4,973      5,775     1,069
Other expense, net
  (1)(2)(3)(4)(5)            38,920     10,092     25,756     14,618    10,129
                          --------- ---------- ---------- ---------- ---------
Income (losses) before
  (provision) benefit for
  income taxes, equity in
  earnings (losses) of
  unconsolidated companies
   and minority interest      2,618     79,810    111,376   (147,444) (168,471)
(Provision) benefit for
  income taxes (1)          (12,550)   (33,266)   (45,877)    54,858    65,473
Equity in earnings (losses)
  of unconsolidated companies
  and minority interest      (3,983)    (1,818)      (352)       232      (137)
                          --------- ---------- ---------- ---------- ---------
Income (loss) before
  cumulative effect of change
  in accounting principle   (13,915)    44,726     65,147    (92,354) (103,135)
Cumulative effect of change
  in accounting principle         -          -          -          -   (25,671)
                          --------- ---------- ---------- ---------- ---------
Net income (loss)         $ (13,915) $	44,726 $   65,147 $  (92,354)$(128,806)
                          ========= ========== ========== ========== =========
Basic weighted average common
  shares outstanding (6)     41,234     41,714     46,390     47,790    47,922
Basic earnings (loss) per
  share before cumulative
  change in accounting
  principle               $   (0.34) $    1.07 $     1.40 $    (1.93)$   (2.15)
Cumulative effect of change
  in accounting principle         -          -          -          -	 (0.54)
                          --------- ---------- ---------- ---------- ---------
Basic earnings (loss) per
  share                   $   (0.34) $    1.07 $     1.40 $    (1.93)$   (2.69)
                          ========= ========== ========== ========== =========
Diluted weighted average common
  shares outstanding (6)     41,234     42,624     48,374     47,790    47,922
Diluted earnings (loss) per
  share before cumulative change
  In accounting principle $   (0.34) $    1.05 $     1.35 $    (1.93)    (2.15)
Cumulative effect of change
  in accounting principle         -          -          -          -     (0.54)
                          --------- ---------- ---------- ---------- ---------
Diluted earnings (loss) per
  share                   $   (0.34) $    1.05 $     1.35 $    (1.93) $  (2.69)
                          ========= ========== ========== ========== =========


                                                December 31,
                             -------------------------------------------------
Balance Sheet Data:           1998 (2)  1999        2000      2001      2002
                             -------------------------------------------------
                                             (in thousands)
Working capital              $ 197,587 $ 169,619 $ 242,437 $ 248,062 $ 144,777
Property and equipment, net    137,382   153,527   159,673   151,774   118,475
Total assets                   732,221   728,409   956,345   851,372   623,792
Total debt                     321,832   279,658   209,483   269,749   198,642
Total shareholders' equity     204,273   256,833   500,328   406,803   273,748

(1) Included in 1998 are severance charges relating to our Spanish operations of $13.4 million, of which $1.9 million is reflected in costs of revenue and $11.5 million in general and administrative expenses, and a loss of $9.2 million related to the sale of our Spanish subsidiary. Our effective tax rate for the year ended December 31, 1998 was mainly affected by a tax liability of approximately $7.8 million resulting from the sale of 87% of our Spanish subsidiary, the non-deductibility of the amortization of intangibles and the non-deductibility of other expenses. Because of the sale, the balance sheet data as of December 31, 1998 does not include the financial position of our Spanish operations.
(2) Included in 1998 is a charge for payments to operational management of $33.8 million.
(3) Included in 1999 is a write-down of $10.2 million related to non-core international assets.
(4) Included in 2000 is a net write-down and other charges of $26.3 million related primarily to non-core assets.
(5) Included in 2001 and 2002, respectively, in other expense are charges to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, totaling $16.5 million and $12.8 million. Included in selling general and administrative expense are reserves for bad debt totaling $182.2 million in 2001 related to clients who filed for bankruptcy protection and severance charges totaling $11.5 million in 2001 and $0.2 million in 2002.
(6) Amounts have been adjusted to reflect the three-for-two stock splits effected on February 28, 1997 and June 19, 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We design, build, install, maintain, upgrade and monitor internal and external networks and other facilities for our clients, ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

Our primary types of contracts with our clients include:

     - master service agreements for all specified design, installation and maintenance services within a defined geographic territory for a multi-year term,

     - design and installation contracts for specific projects, and

     - turnkey agreements for comprehensive design, engineering, procurement, installation and maintenance services.

     The majority of our contracts provide that we will furnish a specified unit of service for a price per unit. We recognize revenue as the related work is performed. A portion of our work during 2002 was performed under percentage-of-completion contracts. Under this method, revenue is recognized on a cost-to-cost method based on the estimated percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. We anticipate that percentage-of-completion contracts will constitute a smaller percentage of our total contracts in 2003 as compared to prior years. We also recognize revenue for monitoring services and project management services ratably over the term of the agreement. Clients are billed with varying frequency-weekly, monthly or upon attaining specific milestones.

     We perform a significant portion of our services under master service agreements, which typically are exclusive service agreements to provide all of the client's network requirements up to a specified dollar amount per job within defined geographic areas. These contracts are generally for up to five years but are typically subject to termination at any time upon 90 to 180 days prior notice. Each master service agreement consists of hundreds of individual projects generally valued at less than $100,000 each. These master service agreements are frequently awarded on a competitive bid basis, although clients are often willing to negotiate contract extensions beyond their original terms without re-bidding. Master service agreements are invoiced on a unit basis as work is completed. In addition, we have a significant number of long-term maintenance and upgrade contracts with our broadband clients that are similar to master service agreements except they typically are not exclusive. Taken together, our master service agreements and master service-like agreements constitute a majority of our contracts by prior years volume.

     We derive a significant amount of our revenue from telecommunications clients. During the latter part of 2001 and all of 2002, certain segments of the telecommunications and broadband industries suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn adversely affected capital expenditures for infrastructure projects, even among clients that did not experience financial difficulties. Capital expenditures by telecommunications and broadband clients in 2002 remained at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2003. Although we refocused our business on long-time, stable telecommunications, broadband, governmental and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Additional bankruptcies or further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

Direct costs included in costs of revenue are:

     - operations payroll and benefits,
     - fuel,
     - subcontractor costs,
     - equipment rental,
     - materials not provided by our clients, and
     - insurance.

     Our clients generally supply materials such as cable, conduit and telephone equipment.

     General and administrative expenses include all costs of our management personnel, severance payments, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance administration, professional costs and clerical and administrative overhead.

     Contracts often include retainage provisions under which 5% to 10% of the contract price is withheld from us until the work has been completed and accepted by the client. We typically agree to indemnify our clients against adverse claims and warrant the workmanship of our services for specified time periods, usually one year.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the services are rendered, generally using units of output. We recognize revenue and related costs as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue is subject to revisions as the contract progresses to completion. Revisions in estimates are charged to income in the period in which the facts that give rise to the revision become known. If we do not accurately estimate revenue and costs, the profitability of such contracts can be affected adversely. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, analysis of client financial condition and credit reports, the availability of mechanic's and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves on a monthly basis. If our estimates of the collectability of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

Depreciation

     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage to determine adjustments to estimated remaining useful lives and depreciation rates.

     Effective November 30, 2002, we have implemented the results of a review of the estimated service lives of our in use property and equipment. Useful lives were adjusted to reflect the extended use of much of our equipment.
In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units.

Valuation of Long-Lived Assets

     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No.
144). In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. In 2002, we recognized impairment losses related to long-lived assets no longer in use and held for sale and certain assets in use.

Valuation of Intangible Assets and Investments

     We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with that statement, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds fair market value. Should this be the case, the value of our goodwill may be impaired and written down. The valuations employ a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. When necessary, we engage third party specialists to assist us with our valuations. Impairment losses are reflected in operating income or loss in the consolidated statements of operations.

     Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in
Note 2 to the Consolidated Financial Statements. Impairment losses subsequent to adoption totalling $79.7 million ($51.9 million, net of tax) are reflected in operating income or loss on the consolidated statement of operations.

Insurance Reserves

     We maintain insurance policies subject to a $1.0 million deductible per claim for certain auto, property and casualty and worker's compensation claims. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that could potentially be advanced by the carrier that are not covered by insurance. Our estimated liability for claims and the associated expenses is reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated semi-annually. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which may affect our liquidity.

Income Tax Liability

     We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we determine that we will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

Restructuring Charges

     During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program which included four categories to accomplish:

* Elimination of service offerings that no longer fit into our core business strategy. This process includes reducing or eliminating service offerings that do not fit our long-term business plan.
* Reduce or eliminate services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate on return requirements and aggressively seeking to improve margins and reduce costs.
* Analyze businesses that provide adequate profit contributions but still need margin improvements which includes aggressive cost reductions and efficiencies.
* Review new business opportunities in similar business lines that can utilize our existing human and physical resources.

     The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The plan resulted in a pre-tax charge of operations of $3.7 million. The involuntary terminations impacted both the salaried and hourly employee groups. The total employees impacted was approximately 1025. As of December 31, 2002, all employees have been terminated and a balance of $0.6 million severance and benefit costs remains to be paid. We also closed approximately 25 facilties during 2002 as part of the program and anticipate further office closures in 2003. As of December 31, 2002, we have remaining obligations under existing lease agreements for closed facilities of approximately $2.1 million.

     In addition to the costs noted above, we paid a consulting firm approximately $4.6 million to assist us in preparing the plan, all of which was expensed in 2002 as the plan was complete as of December 31, 2002. We also recognized valuation allowances and impairment losses related to property and equipment of $12.8 million in connection with the restructuring plan (see Note 6).

     The following is a reconciliation of the restructuring accruals as of December 31, 2002 (in thousands):

     Severance costs (1)                      $	1,075
     Lease cancellation costs (2)               2,585
                                              -------
                                                3,660
     Cash payments                               (925)
                                              -------
     Accrued costs at December 31, 2002       $	2,735
                                              =======

     (1) Severance costs of $0.9 million are reflected in costs of revenue and $0.2 million is reflected in general and administrative.
     (2)  Lease cancellation costs are reflected in costs of revenue.

Results of Operations

     The following tables state for the periods indicated our consolidated operations in dollar and percentage of revenue terms for 2000, 2001 and 2002 (dollars in thousands):


                                           Year Ended December 31,
                                    2000            2001              2002
                                  -------------------------------------------
Revenue                           $1,330,296      $1,222,580       $  838,055
Costs of revenue, excluding
  depreciation                     1,017,878         988,198          745,178
Depreciation                          52,413          51,707           35,063
Amortization                          11,042          10,810              883
General and administrative expenses   98,521         290,040          117,395
Godwill impairment                         -               -           79,710
Interest expense, net of
  interest income                     13,310          14,651           18,168
Other expense, net                    25,756          14,618           10,129
                                  ----------      ----------       ----------
Income (loss) before (provision)
  benefit for income taxes
  and minority interest              111,376        (147,444)        (168,471)
(Provision) benefit for income taxes (45,877)         54,858           65,473
Minority interest                       (352)            232             (137)
                                  ----------      ----------       ----------
Net income (loss) before cumulative
  effect of change in
  accounting principle                65,147         (92,354)        (103,135)
Cumulative effect of change in
  accounting principle                     -               -          (25,671)
                                  ----------      ----------       ----------
Net income (loss)                 $   65,147      $  (92,354)      $ (128,806)
                                  ==========      ==========       ==========

                                        Year Ended December 31,
                                    2000             2001            2002
                                   ------           ------          ------
Revenue                            100.0%           100.0%          100.0%
Costs of revenue                    76.5             80.8            88.9
Depreciation                         4.0	      4.2             4.2
Amortization                         0.8              0.9             0.1
General and administrative expenses  7.4             23.7            14.0
Goodwill impairment                    -                -             9.5
Interest expense, net of
  interest income                    1.0              1.2             2.2
Other expense, net                   1.9              1.3             1.2
                                   -----            -----           -----
Income (loss) before (provision)
  benefit for income taxes,
  and minority interest              8.4            (12.1)          (20.1)
(Provision) benefit for income
  taxes                             (3.4)             4.4             7.8
Minority interest                   (0.1)             0.1               -
                                   -----            -----           -----
Net income (loss) before cumulative
  effect of change in
  accounting principle               4.9             (7.6)          (12.3)
Cumulative effect of change in
  accounting principle                 -                -            (3.1)
                                   -----            -----           -----
Net income (loss)                    4.9%            (7.6)%         (15.4)%
                                   =====            =====           =====

Year ended December 31, 2002, compared to year ended December 31, 2001

     Our revenue was $838.1 million for the year ended December 31, 2002, compared to $1,222.6 million for the same period in 2001, representing a decrease of $384.5 million or 31.5%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain Competitive Local Exchange Carriers (CLEC) due to adverse financial condition experienced by many such carriers. In addition, our fourth quarter 2002 revenues were negatively impacted by weather conditions. By industry category, revenues in our Broadband construction operations declined by $106.0 million, which was partially offset by increasing residential installation revenues which reflected a $22.5 million increase. Our Energy division reflected a $26.0 million or 15.0% decline in year over year revenues, which was partially the result of exiting certain unprofitable contracts as well as negative industry trends that resulted in reduced capital expenditures by our customers. Our revenues from government contracts experienced a slight (2.3%) decline in 2002, primarily as a result of poor weather conditions in the southwestern, midatlantic, and southeastern United States. Inside plant and wireless revenues reflected dramatic declines as we began to significantly reduce these services. During the fourth quarter of 2002, we implemented plans to exit certain unprofitable divisions and locations. Revenue from these locations aggregated $77.8 million during 2002.

     Our costs of revenue were $745.2 million or 88.9% of revenue for the year ended December 31, 2002, compared to $988.2 million or 80.8% of revenue for the same period in 2001. In 2002, margins were adversely affected by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base. In addition, our margins were negatively affected by additional reserves for insurance and litigation, restructuring charges and demobilization costs incurred to exit certain contracts and locations. During the fourth quarter of 2002, we implemented plans to exit certain locations or businesses which incurred costs of revenue aggregating $85.9 million in 2002.

     Depreciation was $35.1 million or 4.2% of revenue for the year ended December 31, 2002, compared to $51.7 million or 4.2% of revenue for the same period in 2001. The decrease in the amount of depreciation expense in 2002 was due primarily to reduction of fixed assets resulting from disposals of excess equipment.

     Amortization expense decreased to $0.9 million for the year ended December 31, 2002, compared to $10.8 million for the same period in 2001. Goodwill is no longer amortized in accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements), which was implemented January 1, 2002. The remaining amortization expense relates to non-competition agreements.

     General and administrative expenses were $117.4 million or 14.0% of revenue for the year ended December 31, 2002, compared to $290.0 million or 23.7% of revenue for the same period in 2001. Included in general and administrative expenses in 2002 and 2001 are provisions for bad debts of $15.4 million and $185.5 million, respectively. We incurred severance charges totaling $0.2 million in 2002 in connection with our restructuring plan, and $11.5 million in 2001 primarily related to our former president and chief executive officer. Excluding these provisions and charges, general and administrative expenses were $101.8 million or 12.1% of revenue for the year ended December 31, 2002 and $93.0 million or 7.6% of revenue for the year ended December 31, 2001, an increase of $8.8 million from the prior
year.   General and administrative expenses as a percentage of revenue in
2002 was affected by an overall decline in revenues experienced during the year without a similar reduction of expenses as well as additional costs incurred in connection with our restructuring plan. We are currently implementing additional measures to streamline our cost structure, including exiting certain divisions and locations and activities that added approximately $17.1 million to our overall general and administrative expenses in 2002.

     Interest expense, net of interest income, was $18.2 million or 2.2% of revenue for the year ended December 31, 2002, compared to $14.7 million or 1.3% of revenue for the same period in 2001. We had no outstanding draws on our credit facility as of December 31, 2002. Although we continue to incur interest expense from our long term debt and periodic credit line borrowing to meet working capital needs and support various letters of credit, we have reduced interest expense by $1.2 million during the year. This reduction was partially offset by a $4.7 million reduction in interest income from notes receivable.

     Other expense was $10.1 million or 1.2% of revenue for the year ended December 31, 2002, compared to $14.6 million of other expense or 1.3% of revenue for the same period in 2001. In 2002, a $5.0 million gain on disposal of certain non-core assets, investments and excess equipment was offset by a $13.2 million valuation allowance to reduce the carrying value of certain assets held for sale, long lived assets in use and investments. In 2001, we recorded an impairment charge of $6.5 million related to our equity investment in a client and a $10.0 million write-down of non-core international assets

     For the year ended December 31, 2002, our effective tax rate was approximately 37.9%, compared to 37.2% in 2001. The increase in effective rate was due to the nondeductibility of certain expenses which reduced the overall tax benefit in 2002 due to a proportionate increase in our loss for 2002 relative to 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Our revenue was $1.2 billion for the year ended December 31, 2001, compared to $1.3 billion for the same period in 2000, representing a decrease of $107.7 million or 8.1% primarily due to a reduction in capital expenditures by telecommunications clients and a downturn in the economy generally.

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

     Amortization was $10.8 million or 0.9% of revenue for the year ended December 31, 2001, compared to $11.0 million or 0.8% of revenue for the same period in 2000. Beginning January 1, 2002, goodwill was no longer amortized as a result of the adoption of SFAS 142.

     General and administrative expenses were $290.0 million or 23.7% of revenue for the year ended December 31, 2001, compared to $98.5 million or 7.4% of revenue for the same period in 2000. Included in general and administrative expenses in 2001 is a reserve for bad debt of $182.2 million related to receivables from clients that have filed for bankruptcy protection or are experiencing financial difficulties and a charge of $11.5 million primarily related to severance for our former president and chief executive officer. Excluding these charges and reserves, general and administrative expenses were $96.3 million or 7.9% of revenue, a reduction of $2.2 million from the prior year.

     Interest expense, net of interest income, was $14.7 million or 1.2% of revenue for the year ended December 31, 2001, compared to $13.3 million or 1.0% of revenue for the same period in 2000. The increase in net interest expense of $1.4 million was due primarily to higher debt balances in 2001.

     Other expense was $14.6 million or 1.3% of revenue for the year ended December 31, 2001, compared to $25.8 million or 1.9% of revenue for the same period in 2000. In 2001, we recorded an impairment charge of $6.5 million related to our equity investment in a client and a $10 million write-down of non-core international assets. In 2000, we recognized a net charge of $26.3 million primarily related to write-downs of non-core international assets.

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

Financial Condition, Liquidity and Capital Resources

     We derive a significant amount of our revenue from communications providers. During the last two years, the communications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications and other clients in 2003 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2003. Although we have refocused our business on established, stable communications, energy, government entities and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Further decreases in our client's capital expenditures could reduce our cash flows and adversely impact our liquidity.

     Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, tax refunds and sale of property and assets. During the fourth quarter of 2002, we recorded certain restructuring charges aggregating $8.2 million, including consulting fees, of which $6.3 million remains outstanding as of December 31, 2002. We anticipate payment of approximately $5.2 million during 2003 and $1.1 million in 2004.

     Net cash provided by operating activities was $57 million for the year ended December 31, 2002, compared to $54.8 million in 2001. The net cash provided by operating activities in 2002, in part resulted from collection of receivables, changes in other working capital components, and receipt of a $53.4 million income tax refund resulting from losses incurred in 2001. Proceeds from the income tax refund were used to repay all borrowings under our credit facility at the time of receipt.

     We have a credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of December 31, 2002, availability under the credit facility totaled $39 million net of outstanding standby letters of credit aggregating $47 million. Substantially all of the outstanding letters of credit are all issued to the Company's insurance providers as part of the Company's insurance program. We had no outstanding draws under the credit facility as of December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0% each depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The credit facility, as amended in March 2003, contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, deterioration in the quality of our billed and unbilled receivables will reduce availability under our credit facility.

     The credit facility, as amended in March 2003, contains certain financial covenants that require us to maintain:

     (a)  tangible net worth
          (i) on or after March 31, 2002 and on or prior to December 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations with certain adjustments for non-recurring charge amounts for the period from September 30, 2002 through December 31, 2002 and
          (ii) any time after December 31, 2002 the greater of our tangible net worth from North American operations and $167.0 million less $10.0 million, plus an amount equal to 50% of net income from North American operations from January 1, 2003 through the date of determination, and
     (b) a minimum fixed charge coverage ratio (all as defined in the credit facility) of at least:
          for calendar year, 2002, of at least 2.0:1 for the successive periods of three, four, five, six, seven, eight, nine, ten, eleven and twelve consecutive calendar months beginning January 1, 2002 and for calendar year 2003 of at least:
          (i) 1.10:1 for the successive periods of three, four and five consecutive calendar months beginning January 1, 2003;
          (ii) 1.25:1 for the successive periods of six, seven and eight consecutive calendar months beginning January 1, 2003;
          (iii) 1.50:1 for the successive periods of nine, ten and eleven consecutive calendar months beginning on January 1, 2003;
          (iv) 1.75:1 for the period of 12 consecutive calendar months ending on December 31, 2003 and
          (v) 2.0:1 for the period of 12 consecutive months ending on or after January 31, 2004.

     As of December 31, 2002, we were in compliance with all of the covenants under the credit facility, as amended in March 2003. During 2002, we amended the credit facility to provide a sub-facility for the issuance of letters of credit to secure our potential obligations under casualty insurance programs, to exclude a portion of the cost of implementing our new management information system, and to modify certain financial covenants. Failure to achieve certain results could cause us not to meet these covenants in the future.

     We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $196.0 million, net of discount, is outstanding at December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     During the year ended December 31, 2002, we paid approximately $17.3 million related to contingent consideration from earlier acquisitions that
was reflected as a reduction in other current liabilities.   During the
year ended December 31, 2002, we invested $11.6 million in our fleet to replace or upgrade equipment and $7.4 million in technology enhancements including approximately $1.2 million of which was financed. Also, we received proceeds of approximately $14.3 million on the sale of assets and disposal of assets held for sale and investments. During year ended December 31, 2002, our financing activities primarily consisted of the repayment of all borrowings under our credit facility using the proceeds from the $53.4 million income tax refund received, sales of assets and cash generated from operations.

     The following table sets forth our contractual commitments as of December 31, 2002 (in thousands) and the payment obligations:

                                                                       2007 &
Contractual Obligations         Total    2003    2004    2005  2006  Thereafter
-------------------------------------------------------------------------------
Senior subordinated notes (1) $195,860 $     - $     - $     - $    - $195,860
Notes payable for equipment(1)   1,955     380   1,575       -      -      -
Other revolving debt(1)            827    827        -       -      -      -
Obligations related to
  acquisitions (2)               4,919   4,919       -       -      -      -
Capital leases (3)               2,291     974     703     566     48      -
Severance                          571     414     157
Operating leases                31,266  13,660   9,142   4,791  2,035    1,638
                              -------- ------- ------- ------- ------ --------
Total                         $237,689 $21,174 $11,577 $ 5,357 $2,083 $197,498
                              ======== ======= ======= ======= ====== ========

(1)	See Note 6 to the Notes to Consolidated Financial Statements.
(2)	Primarily related to contingent consideration for acquisitions.
(3)	Included in other liabilities in Consolidated Balance Sheets.

                           Total
                          Amounts                                    2007 &
Other Commitments        Committed   2003    2004    2005    2006  Thereafter
-----------------------------------------------------------------------------
Standby letters of credit $46,704  $46,704  $    -  $    -  $    -  $    -
Executive life insurance   22,856    1,624   1,624   1,624   1,124   16,860
                          -------  -------  ------  ------  ------  -------
Total                     $69,560  $48,328  $1,624  $1,624  $1,124  $16,860
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

Recently Issued Accounting Pronouncements

     In 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill will no longer be amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Effective January 1, 2002, we implemented SFAS No. 142, which resulted in a write-down of our goodwill, net of tax, in the amount of $25.7 million and is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle. Subsequent to adoption, a $79.7 million impairment charge was recognized in the fourth quarter of 2002 in the accompanying consolidated statement of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this statement had a material effect on the Company's operating results as of December 31, 2002, as we recorded valuation allowances and impairment charges against certain assets held for sale and in use, which aggregated $12.8 million.

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

     In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No.
123 ("SFAS 148") which is effective for years ending after December 15, 2002. SFAS 148 amends Statement of Accounting Standards No. 123, "Acconting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net earnings of an entity's accounting policy decisions with respect to stock-based compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We will continue to apply APB Opinon No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans, which continues to be allowed under SFAS 123, as amended by SFAS 148. In addition, we have made the required disclosure provisions required by SFAS 148 in Notes 1 and 9 of the Notes to the Consolidated Financial Statements and will include the additional required disclosures in all future interim financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Notes 12 and 13 of Notes to Consolidated Financial Statements for disclosures about market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                          Page

Report of Independent Certified Public Accountants..........................26

Report of Independent Certified Public Accountants..........................27

Consolidated Statements of Operations for the Three Years Ended
  December 31, 2002.........................................................28

Consolidated Balance Sheets as of December 31, 2001 and 2002................29

Consolidated Statements of Changes in Shareholders' Equity for the
  Three Years Ended December 31, 2002.......................................30

Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 2002.........................................................31

Notes to Consolidated Financial Statements..................................33




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and
    Shareholders of MasTec, Inc.:


We have audited the accompanying consolidated balance sheet of MasTec, Inc. as of December 31, 2002 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. at December 31, 2002 and the consolidated results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the Financial Statements in 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                        /s/ Ernst & Young LLP

Miami, Florida

March 10, 2003




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
    Shareholders of MasTec, Inc.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of MasTec, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------

Miami, Florida
February 18, 2002




                            MASTEC, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts)


                                           Year Ended December 31,
                                       2000         2001         2002
                                    ----------   ----------   ----------
Revenue                             $1,330,296   $1,222,580   $  838,055
Costs of revenue, excluding
 depreciation                        1,017,878      988,198      745,178
Depreciation                            52,413       51,707       35,063
Amortization                            11,042       10,810          883
General and administrative expenses     98,521      290,040      117,395
Goodwill impairment                          -            -       79,710
Interest expense                        18,283       20,426       19,237
Interest income                          4,973        5,775        1,069
Other expense, net                      25,756       14,618       10,129
                                    ----------   ----------   ----------
Income (loss) before (provision)
 benefit for income taxes and
 minority interest                     111,376     (147,444)    (168,471)
(Provision) benefit for income taxes   (45,877)      54,858       65,473
Minority interest                         (352)         232         (137)
                                    ----------   ----------   ----------
Net income (loss)  before cumulative
 change in accounting principle         65,147      (92,354)    (103,135)
Cumulative change in accounting
 principle                                   -            -      (25,671)
                                    ----------   ----------   ----------
Net income (loss)                   $	65,147   $  (92,354)  $ (128,806)
                                    ==========   ==========   ==========
Basic weighted average common
 shares outstanding                     46,390       47,790       47,922
Basic earnings (loss) per share
 before cumulative change
 in accounting principles           $     1.40   $    (1.93)       (2.15)
Cumulative change in accounting
 principle                                   -            -        (0.54)
                                    ----------   ----------   ----------
Basic earnings (loss) per share     $     1.40   $    (1.93)  $    (2.69)
                                    ==========   ==========   ==========
Diluted weighted average common
 shares outstanding                     48,374       47,790       47,922
Diluted earnings (loss) per share
 before cumulative change in
 accounting principles              $     1.35   $    (1.93)  $    (2.15)
Cumulative change in accounting
 principle                                   -            -        (0.54)
                                    ----------   ----------   ----------
Diluted earnings (loss) per share   $     1.35   $    (1.93)  $    (2.69)
                                    ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             MASTEC, INC.

                     CONSOLIDATED BALANCE SHEETS
                          (In thousands)

                                                     December 31
                                               -----------------------
                                                  2001          2002
                                               ----------    ---------
          Assets
Current assets:
  Cash and cash equivalents. . . . . . . . . . $  48,478     $   8,730
  Accounts receivable, unbilled revenue and
   retainage, net. . . . . . . . . . . . . . .   251,715       185,235
  Inventories. . . . . . . . . . . . . . . . .    25,697        23,736
  Income tax refund receivable . . . . . . . .    44,904        24,598
  Prepaid expenses and other current assets. .    23,078        32,873
                                               ---------     ---------
    Total current assets . . . . . . . . . . .   393,872       275,172

Property and equipment, net. . . . . . . . . .   151,774       118,475
Goodwill . . . . . . . . . . . . . . . . . . .   264,826       150,984
Deferred taxes . . . . . . . . . . . . . . . .         -        40,271
Other assets . . . . . . . . . . . . . . . . .    40,900        38,890
                                               ---------     ---------
    Total assets . . . . . . . . . . . . . . . $ 851,372     $ 623,792
                                               =========     =========

         Liabilities and Shareholders' Equity

Current liabilities:
  Current maturities of debt . . . . . . . .   $   1,892     $   1,207
  Accounts payable . . . . . . . . . . . . .      75,508        63,492
  Other current liabilities. . . . . . . . .      68,410        65,696
                                               ---------     ---------
    Total current liabilities. . . . . . . .     145,810       130,395
                                               ---------     ---------
Other liabilities. . . . . . . . . . . . . .      30,902        22,214
                                               ---------     ---------
Long-term debt . . . . . . . . . . . . . . .     267,857       197,435
                                               ---------     ---------
Commitments and contingencies

Shareholders' equity:

  Preferred stock, no par value; authorized
    shares - 5,000,000; issued and outstanding
    shares - none. . . . . . . . . . . . . .           -             -
  Common stock $0.10 par value; authorized
    shares - 100,000,000; issued and outstanding
    shares - 47,905,000 in 2001 and
    48,006,000 in 2002 . . . . . . . . . . .       4,791         4,801
  Capital surplus. . . . . . . . . . . . . .     348,022       348,319
  Retained earnings (deficit). . . . . . . .      73,996       (54,810)
  Foreign currency translation adjustments .     (20,006)      (24,562)
                                               ---------     ---------
    Total shareholders' equity . . . . . . .     406,803       273,748
                                               ---------     ---------
    Total liabilities and shareholders' equity $ 851,372     $ 623,792
                                               =========     =========

The accompanying notes are an integral part of these consolidated financial statements.


                               MASTEC, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (In thousands)

                                                          Foreign                     Accumulated
                                 Common Stock             Currency                        Other
                                --------------  Capital   Retained Translation        Comprehensive
                                Shares  Amount  Surplus   Earnings Adjustments  Total     Income
                                ------  ------  --------  -------- ----------- -------- -----------
Balance December 31, 1999       42,350  $4,235  $167,387  $101,203  $(15,992)  $256,833  $ 85,211
Net income                           -       -         -    65,147         -     65,147    65,147
Foreign currency translation
 adjustment                          -       -         -         -      (899)      (899)     (899)
Stock issued, primarily for
 acquisitions and stock
 options exercised               5,352     535   173,804         -         -    174,339         -
Tax benefit resulting from
 stock option plan                   -       -     4,908         -         -      4,908         -
                                ------  ------  --------  --------  --------   --------  --------
Balance December 31, 2000       47,702  $4,770  $346,099  $166,350  $(16,891)  $500,328  $149,459
Net loss                             -       -         -   (92,354)        -    (92,354)  (92,354)
Foreign currency translation
 adjustment                          -       -         -         -    (3,115)    (3,115)   (3,115)
Stock issued, primarily for
 acquisitions and stock
 options exercised                 203      21     1,923         -         -      1,944         -
                                ------  ------  --------  --------  --------   --------  --------
Balance December 31, 2001  	47,905  $4,791  $348,022  $ 73,996  $(20,006)  $406,803  $ 53,990
Net loss                             -       -         -  (128,806)        -   (128,806) (128,806)
Foreign currency translation
adjustment                           -       -         -         -    (4,556)    (4,556)   (4,556)
Stock issued, primarily for stock
options exercised                  101      10       297         -         -        307         -
                                ------  ------  --------  --------  --------   --------  --------
Balance December 31, 2002       48,006  $4,801  $348,319 $( 54,810) $(24,562)  $273,748  $(79,372)
                                ======  ======  ========  ========  ========   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                               MASTEC, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                                Year Ended December 31,
                                             ------------------------------
                                               2000       2001       2002
                                             --------   --------   ---------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . $ 65,147   $(92,354)  $(128,806)
  Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities:
    Depreciation and amortization. . . . . .   63,455     62,517      35,946
    Minority interest. . . . . . . . . . . .      352       (232)        137
    Gain on disposal of assets and investments   (450)      (863)     (5,520)
    Bad debt expense . . . . . . . . . . . .        -    182,200      15,418
    Write-down of assets . . . . . . . . . .   23,024     16,500      20,375
    Cumulative change in accounting
      principle, net . . . . . . . . . . . .        -          -      25,671
    Goodwill impairment. . . . . . . . . . .        -          -      79,710
    Deferred income tax provision (benefit).      981        719     (41,783)
    Changes in assets and liabilities net
      of effect of acquisitions:
      Accounts receivable, unbilled revenue
        and retainage, net . . . . . . . . . (109,470)   (17,121)     41,709
      Inventories. . . . . . . . . . . . . .   (4,347)    (5,807)     (3,031)
      Income tax refunds . . . . . . . . . .        -    (44,904)     53,414
      Other assets, current and non-current
        portion. . . . . . . . . . . . . . .  (56,665)      (525)    (35,701)
      Accounts payable . . . . . . . . . . .   (1,433)    (3,701)    (11,768)
      Other liabilities, current and non-
        current portion. . . . . . . . . . .    7,535    (41,617)     11,201
                                             --------   --------   ---------
Net cash (used in) provided by operating
  activities . . . . . . . . . . . . . . . .  (11,871)    54,812      56,972
                                             --------   --------   ---------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . .  (52,638)   (43,915)    (18,965)
  Cash paid for acquisitions and contingent
    consideration, net of cash acquired. . .  (55,303)   (30,313)    (17,269)
  Investments in unconsolidated companies
    and distribution to joint venture
    partner. . . . . . . . . . . . . . . . .   (4,900)   (11,450)          -
  Investment in life insurance policies. . .        -          -      (1,840)
  Repayment of notes receivable. . . . . . .    1,100          -           -
  Net proceeds from sale of assets and
    investments. . . . . . . . . . . . . . .   54,065      2,336      14,280
                                             --------   --------   ---------
Net cash used in investing activities. . . .  (57,676)   (83,342)    (23,794)
                                             --------   --------   ---------
Cash flows provided by (used in) financing
  activities:
  Proceeds (repayments) from revolving
    credit facilities, net . . . . . . . . .  (71,538)    58,645     (71,107)
  Proceeds from issuance of common stock . .  133,695      1,146         307
                                             --------   --------   ---------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . .   62,157     59,791     (70,800)
                                             --------   --------   ---------
Net (decrease) increase in cash and cash
  equivalents. . . . . . . . . . . . . . . .   (7,390)    31,261     (37,622)
Net effect of translation on cash. . . . . .   (1,788)    (1,240)     (2,126)
Cash and cash equivalents--beginning
  of period. . . . . . . . . . . . . . . . .   27,635     18,457      48,478
                                             --------   --------   ---------
Cash and cash equivalents--end of period . . $ 18,457   $ 48,478   $   8,730
                                             ========   ========   =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . $ 18,042   $ 20,115   $  19,576
                                             ========   ========   =========
  Income taxes . . . . . . . . . . . . . . . $ 44,618   $ 10,016   $   1,555
                                             ========   ========   =========

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

     During the year ended December 31, 2002, we paid approximately $17.3 million related to contingent consideration from earlier acquisitions that was reflected as a reduction in other current liabilities.


The accompanying notes are an integral part of these consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

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

     A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

     Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about our results and the carrying values of our assets and liabilities. Actual results and values may differ from these estimates.

     Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. Other parties' interests in consolidated entities are reported as minority interests. All material intercompany accounts and transactions have been eliminated.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

     Comprehensive income (loss). As reflected in the consolidated statements of changes in shareholders' equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments. Our comprehensive income (losses) for the years ended December 31, 2000, 2001 and 2002 were $64.2 million, $(95.5) million and $(133.4) million, respectively.

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

     Revenue recognition. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the services are rendered, generally using units of output. Revenue generated by certain long-term construction contracts are accounted for by the percentage of completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We also provide management, coordination, consulting and administration services for network infrastructure projects. Compensation for such services is recognized ratably over the term of the service agreement. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

     Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting of approximately 1,984,000 for the year ended December 31, 2000. Included in the diluted earnings per share computation are approximately 167,000 shares for the year ended December 31, 2000 to be issued in connection with an acquisition of a network service provider. Potentially dilutive shares for the year ended December 31, 2001 and 2002 totaling 199,000 and 74,000 shares, respectively, were not included in the diluted per share calculation because their effect would be anti-dilutive. Accordingly, for the years ended December 31, 2001 and 2002, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. At December 31, 2001 and 2002, we had cash and cash equivalents denominated in Brazilian reals that translate to approximately $4.0 million and $1.5 million, respectively.

     Inventories. Inventories (consisting principally of materials and supplies) are carried at the lower of first-in, first-out cost or market. During 2002, the Company recorded an obsolescence reserve of $5.2 million in "Costs of revenue" in the consolidated statement of operations.

     Property and equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful life of the asset. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense.

     Deferred Financing Costs. Deferred financing costs related to the Company's revolving credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. The net deferred financing costs were $3.1 million and $6.2 million at December 31, 2001 and 2002, respectively.

     Software Capitalization. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized software costs are included in "Property and equipment, net" in the consolidated balance sheets and are being amortized ratably over a period not to exceed seven years.

     Intangibles and other long lived assets. Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to 5 years. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and
Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill is no longer amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in our consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 2. Impairment losses subsequent to adoption are performed during the fourth quarter of each year starting in the fourth quarter of 2002 and are reflected in operating income or loss in the consolidated statement of operations. During the fourth quarter of 2002, we recorded an additional impairment charge of $79.7 million which is reflected in operating losses in the consolidated statement of operations for the year ended December 31, 2002.

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

     The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by FAS 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, excpected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Comany will recognize an impairment loss or review its depreciation policies as may be appropriate. The Company records impairment losses resulting from such abandonment in operating income. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the operating income line as other expense. We adopted SFAS No. 144 effective January 1, 2002. See Note 5 for discussion of impairment losses recognized in 2002.

     Accrued insurance. The Company is insured for worker's compensation, employers' liability, auto liability, and general liability claims subject to a $1.0 million deductible per claim. Losses up to the deductible amounts are accrued based upon the Company's estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be accurate. Because the Company retains those risks, up to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period.

     Income taxes. We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we determine that we will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

     Stock Based Compensation. The Company accounts for its stock-based award plans in accordance with Accounting Principle Board ("APB") Opinion
No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 9 provides the assumptions used to calculate the pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The required pro forma disclosures are as follows: (in thousands, except per share data)

                              2000         2001          2002
                            --------    ----------    ----------
Net income (loss)
  As reported               $ 65,147    $ (92,354)    $(128,806)
  Pro forma                 $ 41,707    $(106,944)    $(134,196)
Net income (loss)
  Basic:
    As reported             $   1.40    $   (1.93)    $   (2.69)
    Pro forma               $   0.90    $   (2.24)    $   (2.80)
Net income (loss)
  Diluted:
    As reported             $   1.35    $   (1.93)    $   (2.69)
    Pro forma               $   0.86    $   (2.24)    $   (2.80)


     Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Our short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values. At December 31, 2001 and 2002, the fair value of senior subordinated notes was $163.7 million and $170.5 million, respectively, based on quoted market values. We use letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

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

     In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123 ("SFAS 148") which is effective for years ending after December 15, 2002. SFAS 148 amends Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net earnings of an entity's accounting policy decisions with respect to stock-based compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We will continue to apply APB Opinon
No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans, which continues to be allowed under SFAS 123, as amended by SFAS 148. In addition, we have made the required prominent disclosure with respect to stock-based compensation in Note 9 of the Notes to the Consolidated Financial Statements and will include the additional required disclosures in all future interim financial statements.

Note 2 - Goodwill and Other Intangible Assets

     As discussed in Note 1, in January 2002 we adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from MasTec's previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, we recorded a one-time, non-cash charge of approximately $25.7 million net of $13.8 million tax benefit to reduce the carrying value of our goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment recorded in the first quarter is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001, our inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, our earnings forecasts were revised, resulting in an impairment of the goodwill associated with our acquisitions of businesses that provide these services.

     During the fourth quarter of 2002, we performed an annual review of goodwill for impairment. The review resulted in a goodwill impairment charge of approximately $79.7 million ($51.9 million, net of tax) and is based, in part, on an overall decline in the market value of our stock and market values of other companies that serve our industry. Impairment adjustments recognized after adoption are required to be recognized as operating expenses and have been presented under "Goodwill impairment" on the accompanying consolidated statements of operations. The primary factors contributing to the impairment charge was the overall deterioration of the business climate during 2002, the continued depression in the Company's stock price, and the expected termination of various operations as a result of our restructuring plan (see Note 7).

     A summary of changes in the Company's goodwill for the year ended December 31, 2002 is as follows (in thousands):

Note 2 - Goodwill and Other Intangible Assets (cont'd)

     Balance as of January 1, 2002         $ 264,826
     Transitional impairment                 (39,512)
     Annual evaluation                       (79,710)
     Other reclassifications                   5,380
                                           ---------
     Balance as of December 31, 2002       $ 150,984
                                           =========

     The following table sets forth our results for the years ended December 31, 2000 and 2001, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

                                                Year ended  December 31,
                                            ---------------------------------
                                               2000       2001         2002
                                            ---------   --------    ---------
Income (loss) before cumulative effect of
accounting change, as reported              $  65,147   $(92,354)   $(103,135)
  Adjustments:
  Goodwill amortization, net of tax             6,857      6,234            -
                                            ---------   --------    ---------
  Income (loss) before cumulative effect of
   accounting change, as adjusted           $  72,004   $(86,120)   $(103,135)
                                            =========   ========    =========

Net income (loss), as reported              $  65,147   $(92,354)   $(128,806)
  Adjustments:
  Goodwill amortization, net of tax             6,857      6,234            -
                                            ---------   --------    ---------
  Net income (loss), as adjusted            $  72,004   $(86,120)   $(128,806)
                                            =========   ========    =========

Basic earnings per share:
  Net income (loss), as reported            $    1.40   $  (1.93)   $   (2.69)
  Adjustments:
  Goodwill amortization, net of tax              0.15       0.13            -
                                            ---------   --------    ---------
  Net income (loss), as adjusted            $    1.55   $  (1.80)   $   (2.69)
                                            =========   ========    =========
Diluted earnings per share:
  Net income (loss), as reported            $    1.35   $  (1.93)   $   (2.69)
  Adjustments:
  Goodwill amortization, net of tax              0.14       0.13            -
                                            ---------   --------    ---------
  Net income (loss), as adjusted            $    1.49   $  (1.80)   $   (2.69)
                                            =========   ========    =========

Note 3 - Other Assets and Liabilities

     Other non-current assets consists of the following as of December 31, 2001 and 2002 (in thousands):

                                                  2001      2002
                                                -------   -------
   Long-term receivables, including retainage   $12,236   $11,311
   Non-core investments                          10,132    12,122
   Real estate held for sale                      5,473     1,683
   Deferred finance costs, net                    2,616     4,834
   Cash surrender value of insurance policies     1,774     3,402
   Non-compete agreement, net                     1,323       810
   Other                                          7,346     4,728
                                                -------   -------
   Total                                        $40,900   $38,890
                                                =======   =======


     Other current and non-current liabilities consists of the following as of December 31, 2001 and 2002 (in thousands):

Current liabilities                            2001        2002
-----------------------------------          --------    --------
Obligations related to prior acquisitions    $ 21,246    $  4,919
Accrued compensation                           20,727      21,302
Accrued insurance                              10,448      11,354
Accrued severance                          	7,250         571
Accrued interest                             	6,819       6,480
Other                                           1,920      21,070
                                             --------    --------
Total                                        $ 68,410    $ 65,696
                                             ========    ========

Non-current liabilities                        2001        2002
-----------------------------------          --------    --------
Accrued insurance                            $ 15,626    $ 18,521
Net deferred tax liability                     10,011           -
Minority interest                               2,170       1,797
Other                                           3,095       1,896
                                             --------    --------
Total                                        $ 30,902    $ 22,214
                                             ========    ========

Note 4 - Accounts Receivable

     Accounts receivable, classified as current, consist of the following (in millions):

                                          2001       2002
                                        -------    -------
Contract billings                       $ 207.5    $ 157.7
Retainage                                  18.2       15.3
Unbilled revenue                           46.0       38.0
                                        -------    -------
Total                                     271.7      211.0
Less Allowance for doubtful accounts       20.0       25.8
                                        -------    -------
Accounts receivable, net                $ 251.7    $ 185.2
                                        =======    =======

     Retainage, which has been billed but is not due until completion of performance and acceptance by clients, is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

                                           For the Twelve Months Ended
                                             ($ amounts in millions)
                                     ---------------------------------------
                                     December 31,  December 31,  December 31,
                                          2000         2001        2002
                                     -----------   -----------   -----------
Allowance for doubtful accounts at
 beginning of year                       $  9.7       $ 11.0      $ 20.0
Additions charged to bad debt expense       6.6        185.5        15.4
Amounts charged against the allowance,
 net of recoveries and reclasses           (5.3)      (176.5)       (9.6)
                                     -----------   -----------   -----------
Allowance for doubtful accounts at
 end of year                             $ 11.0       $ 20.0      $ 25.8
                                     ===========   ===========   ===========

Note 5 - Property and Equipment

     Property and equipment is comprised of the following as of December 31, 2001 and 2002 (in thousands):

                                                              Estimated
                                                             Useful Lives
                                          2001        2002    (In Years)
                                       ---------   ---------  ----------
Land                                   $   6,892   $   6,451
Buildings and leasehold improvements      12,953      12,321    5 - 40
Machinery and equipment                  290,606     253,135    2 - 15
Office furniture and equipment            29,544      39,726    3 -  5
                                       ---------   ---------
                                         339,995     311,633
Less-accumulated depreciation           (188,221)   (193,158)
                                       ---------   ---------
                                       $ 151,774   $ 118,475
                                       =========   =========

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

     A review of the carrying value of property and equipment was conducted during the fourth quarter of 2002 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This review was conducted in connection with the Company's plan of exiting businesses that did not have adequate revenue or margins to support the desired level of profitability and consideration of changes in the business environment which caused change in the extent and manner in which these assets were being used (see Note 7).

     An impairment loss of $12.8 million, including $3.1 million relating to assets held and used, has been recognized and is presented as "Other expense" on the accompanying Consolidated Statement of Operations for property and equipment whose carrying value was not recoverable (carrying value exceeded undiscounted cash flows expected to result from the use and eventual disposition of the assets) and exceeded its fair market value. Fair market value was determined by independent valuations.

     As a result of the review, included in property and equipment on the accompanying Consolidated Balance Sheet is property and equipment that is held and used, the carrying amount of which is $3.0 million. These assets held and used are expected to be disposed of by selling them to third parties within the next 12 months.

Note 6 - Debt

     Debt is comprised of the following at December 31, 2001 and 2002 (in thousands):

                                                            2001      2002
                                                         ---------  --------
Revolving credit facility at LIBOR plus 2.25% or 4.18%
  for 2001; and base rate plus 1.0 or 5.25% for base
  rate loans and Libor + 2.50% for Libor loans for 2002  $  70,000  $      -
Notes payable for equipment, at interest rates from
  7.5% to 8.5% due in installments through the year 2004     2,397     1,955
Other revolving debt                                         1,520       827
7.75% senior subordinated notes due February 2008          195,832   195,860
                                                         ---------  --------
Total debt                                                 269,749   198,642
Less current maturities                                     (1,892)   (1,207)
                                                         ---------  --------
Long-term debt                                           $ 267,857  $197,435
                                                         =========  ========

Revolving Credit Facility

     We have a credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that can be borrowed at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of December 31, 2002, availability under the credit facility totaled $39 million net of outstanding standby letters of credit aggregating $47 million. Substantially all of the outstanding letters of credit are all issued to the Company's insurance providers as part of the Company's insurance program. We had no outstanding draws under the credit facility as of December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank's base rate plus a margin of between 0.50% and 1.50% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0% each depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The credit facility, as amended in March 2003, contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, deterioration in the quality of our billed and unbilled receivables will reduce availability under our credit facility.

     The credit facility, as amended in March 2003, contains certain financial covenants that require us to maintain:

   (a)  tangible net worth
        (i.) on or after March 31, 2002 and on or prior to December 31, 2002 of $180.0 million plus an amount equal to 50% of net income from North American operations with certain adjustments for non-recurring charge amounts for the period from September 30, 2002 through December 31, 2002 and
        (ii.) any time after December 31, 2002 the greater of our tangible net worth from North American operations and $167.0 million less $10.0 million, plus an amount equal to 50% of net income from North American operations from January 1, 2003 through the date of determination, and
   (b) a minimum fixed charge coverage ratio (all as defined in the credit facility) of at least:
        (i.) for calendar year, 2002, of at least 2.0:1 for the successive periods of three, four, five, six, seven, eight, nine, ten, eleven and twelve consecutive calendar months beginning January 1, 2002 and for calendar year 2003 of at least:
        (ii.) 1.10:1 for the successive periods of three, four and five consecutive calendar months beginning January 1, 2003;
        (iii.) 1.25:1 for the successive periods of six, seven and eight consecutive calendar months beginning January 1, 2003;
        (iv.) 1.50:1 for the successive periods of nine, ten and eleven consecutive calendar months beginning on January 1, 2003;
        (v.) 1.75:1 for the period of 12 consecutive calendar months ending on December 31, 2003 and
        (vi.) 2.0:1 for the period of 12 consecutive months ending on or after January 31, 2004.

     As of December 31, 2002 we were in compliance with all of the covenants under the credit facility, as amended in March 2003. During 2002, we amended the credit facility to provide a sub-facility for the issuance of letters of credit to secure our potential obligations under casualty insurance programs, to exclude a portion of the cost of implementing our new management information system, and to modify certain financial covenants. Failure to achieve certain results could cause us not to meet these covenants in the future.

     Our variable rate credit facility exposes us to interest rate risk. However, we believe that changes in interest rates should not materially affect our financial position, results of operations or cash flows since at December 31, 2002 we had no borrowings under our credit facility.

Senior Subordinated Notes

     We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     We had no holdings of derivative financial or commodity instruments at December 31, 2002.

     The maturities of long-term debt obligations (excluding capital leases) as of December 31, 2002, are as follows (in thousands):

          2003. . . . . . . . . . . . . $   1,207
          2004. . . . . . . . . . . . .     1,575
          2005. . . . . . . . . . . . .         -
          2006. . . . . . . . . . . . .         -
          2007. . . . . . . . . . . . .         -
          Thereafter. . . . . . . . . .   195,860
                                        ---------
          Total                         $ 198,642
                                        =========

Note 7 - Restructuring Charges

     During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program which included four categories to accomplish:

* Elimination of service offerings that no longer fit into our core business strategy. This process includes reducing or eliminating service offerings that do not fit our long-term business plan.
* Reduce or eliminate services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate on return requirements and aggressively seeking to improve margins and reduce costs.
* Analyze businesses that provide adequate profit contributions but still need margin improvements which includes aggressive cost reductions and efficiencies.
* Review new business opportunities in similar business lines that can utilize our existing human and physical resources.

     The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The plan resulted in a pre-tax charge of operations of $3.7 million. The involuntary terminations impacted both the salaried and hourly employee groups. The total employees impacted was approximately 1025. As of December 31, 2002, all employees have been terminated and a balance of $0.6 million severance and benefit costs remains to be paid. We also closed approximately 25 facilties during 2002 as part of the program and anticipate further office closures in 2003. As of December 31, 2002, we have remaining obligations under existing lease agreements for closed facilities of approximately $2.1 million.

     In addition to the costs noted above, we paid a consulting firm approximately $4.6 million to assist us in preparing the plan, all of which was expensed in 2002 as the plan was complete as of December 31, 2002. We also recognized valuation allowances and impairment losses related to property and equipment of $12.8 million in connection with the restructuring plan (see Note 6).

     The following is a reconciliation of the restructuring accruals as of December 31, 2002 (in thousands):

          Severance costs (1)                  $ 1,075
          Lease cancellation costs (2)           2,585
                                               -------
                                                 3,660
          Cash payments                    	  (925)
                                               -------
          Accrued costs at December 31, 2002   $ 2,735
                                               =======

     (1) Severance costs of $0.9 million are reflected in costs of revenue and $0.2 million is reflected in generaland administrative.
     (2)  Lease cancellation costs are reflected in costs of revenue.

Note 8 - Lease Commitments

     We have operating lease agreements for our premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $14.4 million, $19.0 million and $18.5 million, respectively.

     Minimum future lease commitments under non-cancelable operating leases in effect at December 31, 2002 were as follows (in thousands):

          2003                            $ 13,660
          2004                               9,142
          2005                               4,791
          2006                               2,035
          2007                               1,404
          Thereafter                           234
                                          --------
          Total minimum lease payments    $ 31,266

Note 9 --  Retirement and Stock Option Plans

     We have a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. We currently match company common stock 50% of the employee contributions up to 2% of their gross salary and may make discretionary contributions in amounts determined by the Board of Directors. Our matching contributions in the form of Company Common
Stock charged to earnings were approximately $2,077,000, $1,997,000 and $806,000 for the years ended December 31, 2000, 2001 and 2002, respectively.


     The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company common stock represented by each option for any stock splits or dividends.

     We have three stock option plans in effect as of December 31, 2002: the 1994 Employee Stock Incentive Plan (the "1994 Plan"), the 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan") and the 1999 Non-Qualified Employee Stock Option Plan (the "Non-Qualified Plan"). Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years after grant and terminate no later than 10 years from the date of grant.

     Under these plans there were a total of 2,028,798, 1,118,253 and 815,855 options available for grant at December 31, 2000, 2001 and 2002, respectively. The 1994 Plan and the Directors Plan expire in 2004. In addition, there are 286,450 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $2.56 to $17.67 with terms up to 10 years. We also have a 1997 non-qualified employee stock purchase plan under which eligible employees may purchase common stock of the company through payroll deductions or in a lump sum at a 15% discount from fair market value.

The following is a summary of all stock option transactions:

                                            Weighted      Weighted Average
                                 Stock   Average Exercise  Fair Value of
                                Options       Price       Options Granted
                               ---------  --------------  ---------------
Outstanding December 31, 1999   5,855,940    $  16.81
Granted                           711,820       32.28         $20.39
Exercised                        (584,794)      10.98
Canceled                         (151,604)      20.44
                                ---------      ------
Outstanding December 31, 2000   5,831,362       19.07
Granted                         1,341,794       10.88         $ 7.79
Exercised                          (7,693)      11.26
Canceled                         (440,076)      23.15
                                ---------      ------
Outstanding December 31, 2001   6,725,387    	17.18
Granted                           933,500        5.41         $ 3.84
Exercised                               -           -
Canceled                        (622,275)       22.50
                                ---------      ------
Outstanding December 31, 2002   7,036,612    $	15.32
                                =========      ======

The following tables summarize information about stock options outstanding:

                        As of December 31, 2002
---------------------------------------------------------------------------
                   Stock Options Outstanding     Options Exercisable
                 -------------------------------  -------------------
                               Weighted
                               Average   Weighted            Weighted
   Range of       Number of   Remaining  Average   Number of  Average
   Exercise         Stock    Contractual Exercise   Stock    Exercise
    Prices        Options       Life     Price     Options    Price
--------------    ---------   --------  --------  ---------  --------
$  2.56 -  3.34     195,000      5.37    $ 3.16      45,000   $ 2.56
   3.42 -  6.14   1,116,966      5.14      5.30     579,175     5.30
   6.19 - 14.98   2,834,777      5.05     12.51   2,175,201    12.96
  15.02	- 21.25   1,866,191      6.52     19.27   1,750,254    19.45
  25.58	- 36.88     993,178      4.21     28.67     753,958    28.40
  39.91	- 45.08      30,500      4.36     43.64      20,335    43.64
                  ---------   --------  --------  ---------  --------
$  2.56	- 45.08   7,036,612      5.34    $15.32   5,323,923   $16.48
                  =========   ========  ========  =========  ========

     As of December 31, 2000 we had 2,982,238 of options which were exercisable at a weighted average exercise price of $14.86. As of December 31, 2001 we had 4,276,377 which were exercisable at a weighted average exercise price of $16.90.

     We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our employees' stock options. Pursuant to APB No. 25, no compensation cost has been recognized.

     We have reflected below the 2000, 2001 and 2002 earnings and the proforma earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock- Based Compensation." The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 2001 and 2002, respectively: a five, five and seven year expected life; volatility factors of 60%, 79% and 74%; risk-free interest rates of 5.75%, 3.50% and 3.0%; and no dividend payments.

                                     2000        2001        2002
                                   --------    ---------   ---------

Net income (loss) (in thousands):
As reported                        $ 65,147    $ (92,354)  $(128,806)
                                   ========    =========   =========
Pro forma                          $ 41,707    $(106,944)  $(134,196)
                                   ========    =========   =========
Basic earnings (loss) per share:
As reported                        $   1.40    $   (1.93)  $   (2.69)
Pro forma                          $   0.90    $   (2.24)  $   (2.80)
Diluted earnings (loss) per share:
As reported                        $   1.35    $   (1.93)  $   (2.69)
Pro forma                          $   0.86    $   (2.24)  $   (2.80)

Note 10 - Income Taxes

     The provision (benefit) for income taxes before cumulative change in accounting principle consists of the following (in thousands):

                             2000         2001          2002
                           --------     --------     ---------
Current:
  Federal                  $ 36,669     $(46,068)    $ (22,220)
  Foreign                       354          220           498
  State and local             7,873       (9,729)       (1,968)
                           --------     --------     ---------
                             44,896      (55,577)      (23,690)
                           --------     --------     ---------
Deferred:
  Federal                       727          508       (32,731)
  Foreign                         -            -          (444)
  State and local               254          211        (8,608)
                           --------     --------     ---------
                                981          719       (41,783)
                           --------     --------     ---------
Provision (benefit) for
  income taxes             $ 45,877     $(54,858)    $ (65,473)
                           ========     ========     =========

     The tax effects of significant items comprising our net deferred tax (liability) asset as of December 31, 2001 and 2002 are as follows (in thousands):

                                                2001       2002
                                               -------    -------
Current:
Deferred tax assets
   Non-compete                                 $ 6,211    $ 4,681
   Bad debts                                     6,710      7,429
   Accrued self insurance                        7,484      9,947
   Operating loss and tax credit carry forward     974     34,159
   Other                                         2,674      3,592
   Goodwill                                          -     18,873
                                              --------    -------
Subtotal                                        24,053     78,681

Deferred tax liabilities:
   Accounts receivable retainage                10,187      9,317
   Property and equipment                       15,946      8,270
   Basis differences in acquired assets          2,027      1,979
   Other                                         5,904     11,415
                                              --------    -------
Total deferred tax liabilities                  34,064     30,981
                                              --------    -------
Net deferred tax (liability) asset            $(10,011)   $47,700
                                              ========    =======

     At December 31, 2002, the Company has approximately $65.0 million of net operating loss carry forwards for US federal income tax purposes that expire in 2022. Additionally, the Company has net operating loss carryforwards for U.S. state and local purposes that expire from 2005 to 2022.

     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasable tax planning strategies in making this assessment. Accordingly, no valuation allowance is recorded at December 31, 2002.

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                     2000       2001       2002
                                     -----      -----     ------
U.S. statutory federal rate
   applied to pretax income           35%       (35)%      (35)%
State and local income taxes           5         (4)        (5)
Amortization and impairment            1          1          2
Non-deductible expenses                1          1          -
Other                                 (1)         -          -
                                     -----      -----     ------
Provision (benefit) for income taxes  41%       (37)%      (38)%
                                     =====      =====     ======

     The IRS is currently auditing the year ended December 31, 1999 and certain other years as a result of net operating losses carried back in 2001. We believe that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial statements.


Note 11 - Operations by Geographic Areas and Segments

     We operate in one reportable segment as a specialty contractor. We design, build, install, maintain and upgrade aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities.
All of our operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. We also operate in Brazil through an 87.5% joint venture that we consolidate net of a 12.5% minority interest after tax. Our Brazilian operations perform similar services and for the years ended December 31, 2000, 2001 and 2002 had revenue of $55.3 million, $57.9 million and $41.8 million, respectively. Total assets for Brazil aggregated $33.9 million and $35.3 million as of December 31, 2001 and December 31, 2002, respectively.

Note 12 - Commitments and Contingencies

     In November of 1997, the Company filed two suits against Miami-Dade County seeking unpaid amounts due under several contracts between the Company and the county for road repair, paving, sidewalk construction and road stripping. Miami-Dade County filed counterclaims seeking recovery of amounts paid by the county to the Company for work that was not actually performed by one of the Company's subcontractors. Following a mediation that occurred in December of 2002, the Company and Miami-Dade County settled all claims arising out of the litigation with the Company making payment to Miami-Dade County in the amount of $2.25 million in February 2003. Following the settlement, the litigation has been dismissed.

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. ("Sintel"), a former MasTec subsidiary, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($81.9 million at December 31, 2002 exchange rates). As discussed in prior filings, the Spanish judge has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. A Spanish judge has met with certain of our executives, but neither we nor our executives have been served in the action.

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

     We believe we have meritorious defenses to the actions described above. We are also a party to other pending legal proceedings arising in the normal
course of business.   While complete assurance cannot be given as to the
outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

     We have commitments to pay life insurance premiums on policies on the life of our chairman of the board and our chief executive officer totalling $22.9 million over the next nineteen years, obligations related to acquisitions of $4.9 million, capital leases totaling $2.3 million, operating lease commitments of $31.3 million and revolving debt of $0.1 million.

     Our operations in Brazil are subject to the risks of political, currency, economic or social instability, including the possiblity of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. We cannot predict whether any of these factors will occur in the future or the extent to which such factors would have a material adverse effect on our Brazilian operations.

     In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.

 Note 13 - Concentrations of Risk

     In the course of its operations, the Company is subject to certain risk factors, including, but not limited to risks related to rapid technological and structural changes in the industries the Company serves, internal growth and operating strategies, economic downturn, collectibility of receivables, acquisition integration and financing, significant fluctuations in quarterly results, contracts, management of growth, dependence on key personnel, availability to qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities.

     We have more than 200 clients throughout the United States, Canada and Brazil, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. Our clients include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and
wireless service providers.   We grant credit, generally without collateral
to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally are entitled to payment for work performed and have certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer lease. We believe our billing and collection policies are adequate to minimize potential credit risk. No customer accounted for more than 10% of revenues during the years ended December 31, 2000, 2001 and 2002.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic's and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If our judgments regarding the collectability of our accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce our profitability. Prior to 2001, the allowance for doubtful accounts had averaged approximately $3.0 to $6.0 million annually, as we had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001 and 2002, we recorded bad debt provisions of $15.4 million and $185.5 million, respectively, primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of December 31, 2002, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $10.6 million net of $7.0 million in specific reserves. Based on the analytical process described above, management believes that we will recover the net amounts recorded. We maintain an allowance for doubtful accounts of $25.8 million as of December 31, 2002 for both specific customers and as a general reserve. There can be no assurance that we will collect the amounts reflected on our books for these clients as well as other clients. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

Note 14 - Other Expense, Net

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

     For the year ended December 31, 2002 other expense, net is comprised primarily of the net of a $5.0 million gain on disposal of certain non-core assets, investments and excess equipment and a $13.2 million valuation allowance against assets held for sale and investments.

Note 15 - Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for the two years ended December 31, 2001 and 2002. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2001 and 2002.

                                     2001                                 2002
                                Quarter Ended                         Quarter Ended
                    --------------------------------------  ---------------------------------------
                     Mar 31    Jun 30    Sep 30    Dec 31   Mar 31    Jun 30     Sep 30    Dec 31
                    --------  --------  --------  --------  --------  --------  --------  ---------
                                        (in thousands, except per share data)

Revenue             $337,212  $330,220  $302,243  $252,905  $203,782  $213,041  $231,758  $ 189,474
Net income (loss)
 before cumulative
 effect of accounting
 charge             $  3,297  $ (2,162) $(75,241) $(18,247) $  1,235  $  1,798  $  2,363  $(108,531)
Net income (loss)   $  3,297  $	(2,162) $(75,241) $(18,247) $(24,436) $  1,798  $  2,363  $(108,531)
Basic earnings (loss)
 per share before
 cumulative effect of
 accounting charge  $   0.07  $  (0.05) $  (1.57) $  (0.38)  $  0.03  $   0.04  $   0.05  $   (2.26)
Diluted earnings
 (loss) per share
 before cumulative
 effect of
 accounting charge  $   0.07  $  (0.05) $  (1.57) $  (0.38)  $  0.03  $   0.04  $   0.05  $   (2.26)
Basic earnings (loss)
 per share          $   0.07  $  (0.05) $  (1.57) $  (0.38)  $ (0.51) $   0.04  $   0.05  $   (2.26)
Diluted earnings
 (loss) per share   $   0.07  $  (0.05) $  (1.57) $  (0.38)  $ (0.51) $   0.04  $   0.05  $   (2.26)

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

Note 15 - Quarterly Information (Unaudited) (cont'd)

     In the first quarter of 2002, we recorded an impairment charge of $25.7 million, net of tax or $(0.54) per share resulting from the initial implementation of FAS 142. The charge was recorded as a change in accounting principle.

     In the fourth quarter of 2002, we recorded charges of $15.4 million, reflecting additions to reserves relating to receivables, $18.4 million in valuation allowances and impairment losses related to certain assets held for sale and in use, investments, and inventory and $8.2 million, including consulting, related to restructuring. We also recorded a $79.7 million impairment charge relating to goodwill pursuant to FAS 142. These reserves and charges aggregated $121.7 million, ($76.8 million net of tax) or $1.60 per share.

The accompanying notes are an integral part of these consolidated financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 26, 2002, we filed a Current Report on Form 8-K (as amended on June 11, 2002) reporting that on April 19, 2002, the audit committee of the board of directors dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP as our independent auditors for the 2002 calendar year. The Form 8-K reported that there were no disagreements between us and PricewaterhouseCoopers involving any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Form 8-K stated that the audit committee adopted a policy to review the independent auditor selection on a periodic basis.


PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is included in this Annual Report under the caption "Executive Officers." Information regarding our directors and nominees for directors and compliance with Section 16(a) of the Exchange Act will be contained under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement relating to the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2003 (the "Proxy Statement"), and is incorporated in this Annual Report by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of our executive officers will be contained under the captions "Executive Compensation," "Compensation of Directors" and "Stock Performance Graph" in the Proxy Statement and is incorporated in this Annual Report by reference, except the Compensation Committee Report contained in the Proxy Statement, which is not incorporated in this Annual Report by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding the ownership of our common stock and equity compensation plans will be contained under the captions "Securities Authorized for Issuance Under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated in this Annual Report by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will be contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated in this Annual Report by reference.


ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for MasTec. Our disclosure controls and procedures include "internal controls," as that term is used in
          Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission's Release No. 34-46427 (August 29, 2002). MasTec's chief executive officer and chief financial officer, after evaluating the effectiveness of its disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K, have concluded that its disclosure controls and procedures were effective in timely alerting them to material information relating to MasTec (including its consolidated subsidiaries) required to be included in its periodic SEC filings. MasTec has undertaken software upgrades at its numerous back office locations to improve the timeliness of disclosure.

     (b) Changes in internal controls. There were no significant changes in MasTec's internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were taken. However, as mentioned above, MasTec is attempting to streamline its back office operations to enhance its information, financial and operational systems, which should improve its internal controls.


PART IV
-------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements - The financial statements and the report of our Certified Public Accountants are listed on page 26 through 53.

          2.  Financial Statements Schedules -  The financial statement schedule information required by Item 14(a)(2) is included as part of "Note 4 - Accounts Receivable" of the Notes to Consolidated Financial Statements.

          3.  Exhibits including those incorporated by reference:

Exhibit
  No. 		Description
-------      ---------------------------------------------------------------

3.1	Articles of Incorporation, filed as Appendix B to our definitive
        Proxy Statement for our 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein.

3.2	Amended and Restated Bylaws as of April 16, 2002, filed as Exhibit
        3.1 to our Form 10-Q for the quarter ended June 30, 2002 and filed with the Commission on August 14, 2002, and incorporated by reference herein.

4.1	7.75% Senior Subordinated Notes Due 2008 Indenture dated as of
        February 4, 1998, filed as Exhibit 4.2 to our Registration Statement on Form S-4 (file no. 333-46361) and incorporated by reference herein.

10.1	1994 Stock Incentive Plan filed as an Appendix to our definitive
        Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein.

10.2	1994 Stock Option Plan for Non-employee Directors filed as an A ppendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein.

10.3	Stock Option Agreement dated March 11, 1994 between MasTec and
        Arthur B. Laffer, filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.4*	1999 Non-Qualified Employee Stock Option Plan, as amended
        October 4, 1999.

10.5	Revolving Credit and Security Agreement dated as of January 22, 2002 between MasTec, certain of its subsidiaries, and Fleet Financial Corporation as agent filed as Exhibit 10.2 to our Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein.

10.6	Assumption and Amendment Agreement to Revolving Credit and Security
        Agreement dated February 7, 2002 filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein.

10.7*	Amendment No. 2 to the Revolving Credit and Security Agreement dated as of October 25, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent.

10.8*	Amendment No. 3 and Consent to the Revolving Credit and Security
        Agreement dated as of November 1, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent.

10.9*	Amendment No. 4 to the Revolving Credit and Security Agreement dated as of March 6, 2003 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent.

10.10*	Amendment to Employment Agreement dated as of January 1, 2002, between MasTec, Inc. and Carmen Sabater.

10.11	Terms and Conditions of Employment dated as of January 1, 2002 between MasTec, Inc. and Donald P. Weinstein, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2002, and filed with the Commission on May 15, 2002 and incorporated by reference herein.

10.12	Employment Agreement dated July 15, 2002, between MasTec, Inc. and
        Eric J. Tveter, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2002, and filed with the Commission on November 14, 2002 and incorporated by reference herein.

10.13	Employment Agreement dated September 27, 2002, between MasTec, Inc.
        and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 20, 2002, and filed with the Commission on November 14, 2002 and incorporated by reference herein.

10.14*	Severance Agreement with Jose Sariego dated as of December 31, 2002.

10.15*	Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc.
        and Jorge Mas.

10.16*	Split-Dollar Agreement effective September 13, 2002 between MasTec,
        Inc. and Jorge Mas.

10.17*	First Amendment to the Split-Dollar Agreement dated September 13,
        2002 between MasTec, Inc. and Jorge Mas.

10.18* Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter.

21.1*	Subsidiaries of MasTec.

23.1*	Consent of Independent Certified Public Accountants (Ernst &
        Young LLP).

23.2*	Consent of Independent Certified Public Accountants
        (PricewaterhouseCoopers LLP).

24.1*	Powers of Attorney (included on signature page).
--------------------------------


*	Exhibits filed with the Securities and Exchange Commission with this
        Annual Report on Form 10-K.


        The registrant agrees to provide these exhibits supplementally upon request.

(b)	Reports on Form 8-K:

	None.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on April 7, 2003.

                                        MASTEC, INC.


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


                         POWER OF ATTORNEY

     The undersigned directors and officers of MasTec, Inc. hereby constitute and appoint Donald Weinstein and Ivette Ruiz with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 7, 2003.



/s/ JORGE MAS                               /s/ JOSEPH P. KENNEDY II
--------------------------------           --------------------------------
Jorge Mas, Chairman of the Board	   Joseph P. Kennedy II, Director



/s/ AUSTIN J. SHANFELTER                    /s/ WILLIAM N. SHIEBLER
--------------------------------           --------------------------------
Austin J. Shanfelter, President            William N. Shiebler, Director
and Chief Executive Officer
(Principal Executive Officer)


/s/ JOSE MAS		                    /s/ JOSE S. SORZANO
--------------------------------           --------------------------------
Jose Mas, Director                         Jose S. Sorzano, Director


/s/ ARTHUR B. LAFFER                        /s/ JULIA L. JOHNSON
--------------------------------           --------------------------------
Arthur B. Laffer, Director		   Julia L. Johnson, Director


/s/ JOHN VAN HEUVELEN
--------------------------------
John Van Heuvelen, Director




                        SECTION 302 CERTIFICATION


I, Austin J. Shanfelter, certify that:

1.   I have reviewed this annual report on Form 10-K of MasTec, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: April 7, 2003



                                   /s/ Austin Shanfelter
                                   -------------------------------
                                   Austin J. Shanfelter, President and
                                   Chief Executive Officer



                        SECTION 302 CERTIFICATION

I, Donald P. Weinstein, certify that:

1.   I have reviewed this annual report on Form 10-K of MasTec, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 7, 2003



                                   /s/ Donald P. Weinstein
                                   ---------------------------
                                   Donald P. Weinstein, Executive
                                   Vice President and
                                   Chief Financial Officer