Form 10-Q
period 2003-03-31
MASTEC INC
filed 2003-05-15
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 001-08106

MASTEC, INC
(Exact name of registrant as specified in its charter)

Florida	65-0829355
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3155 N.W. 77th Avenue, Miami, FL	33122-1205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 599-1800

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___.

        As of May 9, 2003, MasTec, Inc. had 48,037,482 shares of common stock, $0.10 par value, outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
TABLE OF CONTENTS

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Revenue	$180,569	$203,782
Costs of revenue, excluding depreciation	152,785	164,586
Depreciation	8,350	9,850
Amortization	151	128
General and administrative expenses	17,909	22,079
Interest expense	4,656	5,047
Interest income	118	395
Other income (expense), net	480	(274)

(Loss) income before (provision) benefit for income taxes,	(2,684)	2,213
minority interest and cumulative effect of accounting change
Benefit (provision) for income taxes	1,060	(926)
Minority interest	36	(52)

(Loss) income before cumulative effect of accounting change	(1,588)	1,235
Cumulative effect of accounting change, net of tax	--	(25,671)

Net loss	$(1,588)	$(24,436)

Basic weighted average common shares outstanding	48,018	47,908
Basic (loss) earnings per share before cumulative
effect of accounting change	$(0.03)	$0.03
Cumulative effect of accounting change	--	(0.54)

Basic loss per share	$(0.03)	$(0.51)

Diluted weighted average common shares outstanding	48,018	48,054
Diluted (loss) earnings per share before cumulative
effect of accounting change	$(0.03)	$0.03
Cumulative effect of accounting change	--	(0.53)

Diluted loss per share	$(0.03)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	(Audited) December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$15,119	$8,730
Accounts receivable, unbilled revenue and retainage, net	180,037	185,235
Inventories	24,708	23,736
Income tax refund receivable	1,827	24,598
Prepaid expenses and other current assets	38,109	32,873

Total current assets	259,800	275,172
Property and equipment, net	108,781	118,475
Goodwill	150,984	150,984
Deferred taxes	41,325	40,271
Other assets	41,903	38,890

Total assets	$602,793	$623,792

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of debt	$3,539	$1,207
Accounts payable	61,359	63,492
Other current liabilities	46,185	65,696

Total current liabilities	111,083	130,395

Other liabilities	21,691	22,214

Long-term debt	197,209	197,435

Shareholders' equity:
Preferred stock, no par value; authorized shares - 5,000,000;
issued and outstanding shares - none	--	--
Common stock $0.10 par value; authorized shares - 10,000,000;
issued and outstanding shares - 48,035,674 and 48,006,234
shares, respectively	4,804	4,801
Capital surplus	348,361	348,319
Retained deficit	(56,398)	(54,810)
Foreign currency translation adjustments	(23,957)	(24,562)

Total shareholders' equity	272,810	273,748

Total liabilities and shareholders' equity	$602,793	$623,792

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net (loss)	$(1,588)	$(24,436)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Depreciation and amortization	8,501	9,978
Minority interest	(36)	52
Gain on disposal of assets	(229)	(82)
Cumulative change in accounting principle, net	--	25,671
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	5,572	23,694
Inventories	(926)	(8,543)
Income tax refunds	22,771	44,151
Other assets, current and non-current portion	(6,846)	(3,235)
Accounts payable	(2,286)	(16,252)
Other liabilities, current and non-current portion	(19,698)	(9,675)

Net cash provided by operating activities	5,235	41,323

Cash flows from investing activities:
Capital expenditures	(2,435)	(5,498)
Cash paid for acquisitions and contingent consideration, net of
cash acquired	(893)	--
Payments received from sub-leases	2,676	--
Investment in life insurance policy	(168)	--
Proceeds from sale of assets	2,064	1,041

Net cash provided by (used in) investing activities	1,244	(4,457)

Cash flows from financing activities:
Borrowings (repayments) on revolving credit facilities, net	2,106	(69,965)
Payment on capital lease obligation	(2,600)	--
Net proceeds from common stock issued	45	38

Net cash used in financing activities	(449)	(69,927)

Net increase (decrease) in cash and cash equivalents	6,030	(33,061)
Net effect of currency translation on cash	359	(731)
Cash and cash equivalents - beginning of period	8,730	48,478

Cash and cash equivalents - end of period	$15,119	$14,686

Supplemental disclosure of non-cash information:

During the three months ended March 31, 2003, the Company disposed of certain assets and equipment for which it recorded a receivable of $2 million in other current assets as of March 31, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MasTec, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of the Business and Summary of Significant Accounting Policies

        MasTec, Inc. (“MasTec” or “the Company”) is a leading end-to-end communication, broadband and energy infrastructure service provider for a broad range of clients in North America and Brazil. MasTec designs, builds, installs, maintains, upgrades and monitors internal and external networks and other facilities for its clients. MasTec is one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients’ infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. The Company’s diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business that enables it to quickly and efficiently meet client demands.

        A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below.

        Basis for Presentation of Consolidated Financial Statements. The accompanying unaudited consolidated financial statements of MasTec have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of future results of operations.

        Reclassifications. Certain reclassifications have been made to prior year amounts to confirm with current year presentation.

        Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. The more significant estimates relate to revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. Actual results and values may differ from these estimates.

        Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities are reported as “Minority interests” in the Statement of Operations. All intercompany accounts and transactions have been eliminated.

        Comprehensive loss. Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net losses and foreign currency translation adjustments. Our comprehensive losses for the three months ended March 31, 2003 and 2002 were $1.0 million and $23.4 million, respectively.

        Foreign currency. The Company operates in Brazil, Canada and Mexico, which subjects it to greater political, monetary, economic and regulatory risks than its domestic operations. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

        Revenue recognition. Revenue and related costs for short-term construction projects (i.e., generally projects with a duration of less than one month) are recognized as the services are rendered, generally using units of output. Revenue generated by certain long-term construction contracts are accounted for by the percentage of completion method under which income is recognized based on the ratio of estimated cost incurred to total estimated contract cost. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company provides management, coordination, consulting and administration services for network infrastructure projects. Compensation for such services is recognized ratably over the term of the service agreement. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

        Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms and is included in “Accounts receivable, unbilled revenue, and retainage, net”.

        Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

        Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. For the three months ended March 31, 2003, there is no difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share. For the three months ended March 31, 2002, this difference relates to stock options assumed exercised under the treasury method of accounting of approximately 146,000 shares.

        Cash and cash equivalents. The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Of the total cash and cash equivalents at March 31, 2003 and December 31, 2002, the Company had cash and cash equivalents denominated in Brazilian reals that translate to approximately $1.3 million and $1.5 million, respectively.

        Inventories. Inventories (consisting principally of materials and supplies) are carried at the lower of first-in, first-out cost or market.

        Property and equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful life of the asset. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in “Other income or (expense), net”.

        Deferred Financing Costs. Deferred financing costs related to our revolving credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. The net deferred financing costs were $6.2 million at March 31, 2003 and December 31, 2002.

        Software Capitalization. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These capitalized software costs are included in “Property and equipment, net” in the consolidated balance sheets and are being amortized ratably over a period not to exceed seven years.

        Intangibles and other long-lived assets. Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to five years. Management assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill is no longer amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Upon adoption of SFAS No. 142 a write-down of goodwill resulted, net of tax, in the amount of $25.7 million, which is reflected in the consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 2. Impairment losses subsequent to adoption are performed during the fourth quarter of each year and are reflected in operating income or loss in the consolidated statement of operations.

        The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If such an event or change in circumstances is present, Management estimates the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, an impairment loss will be recognized or a review of depreciation policies may be appropriate. Management records impairment losses resulting from such abandonment in operating income. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the operating income line as “Other income (expense), net”. The Company adopted SFAS No. 144 effective January 1, 2002.

        Accrued insurance. The Company carries insurance for worker’s compensation, employer’s liability, auto liability, and general liability claims subject to a $1.0 million deductible per claim. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be accurate. Because the Company retains those risks, up to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect the Company’s financial condition and results of operations in a particular period.

        Income taxes. The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. Management estimates the Company’s income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheet. While Management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that Management determines that the Company will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

        Stock Based Compensation. The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Pursuant to APB Opinion No. 25, no compensation expense is recorded.

        Fair value of financial instruments. The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on Management’s estimates, equaled their carrying values. At March 31, 2003 and December 31, 2002, the fair value of senior subordinated notes was $170.5 million based on quoted market values. Letters of credit are used to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

        New Pronouncements. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company adopted provisions of this statement effective January 1, 2003. The adoption of SFAS No. 143 did not have an effect on earnings or financial position of the Company.

        In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 were effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Company adopted SFAS No. 145 effective June 30, 2002. The adoption of SFAS No. 145 did not have an effect on earnings or financial position of the Company.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on earnings or financial position of the Company.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions also amend the disclosure requirements of SFAS No. 123 for both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transitional provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early adoption encouraged. The Company adopted the disclosure requirements of SFAS No. 148 in the last quarter of fiscal 2002. The adoption of this statement did not have an impact on historical financial position or results of operation of the Company.

Note 2 - Goodwill and Other Intangible Assets

        In January 2002, the Company adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

        Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, a one-time, non-cash charge was recorded of approximately $25.7 million, net of $13.8 million tax benefit, to reduce the carrying value of goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment recorded in the first quarter of fiscal 2002 is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001 and 2002, the Company’s inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, earnings forecasts were revised, resulting in an impairment of the goodwill associated with acquisitions of businesses that provide these services.

        Impairment adjustments recognized after adoption are required to be recognized as operating expense. Management performs impairment reviews annually during the fourth quarter of each year, commencing in the fourth quarter of 2002.

Note 3 - Other Assets and Liabilities

        Other current assets as of March 31, 2003 and December 31, 2002 were $38.1 million and $32.9 million, respectively, primarily consists of miscellaneous short-term receivables, assets held for sale, security deposits, and prepaids.

        Other non-current assets consist of the following as of March 31, 2003 and December 31, 2002 (in thousands):

	2003	2002
Long-term receivables, including retainage	$13,235	$9,340
Non-core investments	11,415	12,122
Real estate held for sale	1,683	1,683
Deferred financing costs	4,686	4,834
Life insurance policies	5,597	5,374
Non-compete agreement	660	810
Other	4,627	4,727

Total	$41,903	$38,890

        Other current and non-current liabilities consist of the following as of March 31, 2003 and December 31, 2002 (in thousands):

Current liabilities	2003	2002
Obligations related to prior acquisitions	$2,651	$3,549
Accrued compensation	18,096	21,302
Accrued insurance	10,220	11,354
Accrued interest	2,583	6,480
Restructuring accruals	2,047	2,735
Other	10,588	20,276

Total	$46,185	$65,696

Non-current liabilities	2003	2002
Accrued insurance	$16,496	$18,521
Minority interest	1,803	1,797
Other	3,392	1,896

Total	$21,691	$22,214

Note 4 - Debt

        Debt is comprised of the following (in thousands):

	March 31, 2003	December 31, 2002
Notes payable for equipment, at interest rates from
7.5% to 8.5% due in installments through the year 2004	$1,832	$1,955
Other revolving debt	3,049	827
7.75% senior subordinated notes due February 2008	195,867	195,860

Total debt	200,748	198,642
Less current maturities	(3,539)	(1,207)

Long-term debt	$197,209	$197,435

Revolving Credit Facility

        The Company has a revolving credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, the Company’s eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of March 31, 2003 and December 31, 2002, availability under the credit facility totaled $17.1 and $39 million net of outstanding standby letters of credit aggregating $46.8 and $47 million, respectively. Substantially all of the outstanding letters of credit are issued to insurance providers as part of the Company’s insurance program. The Company had no outstanding draws under the credit facility as of March 31, 2003 and December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of the Company’s U.S. assets and a pledge of the stock of certain of the Company’s operating subsidiaries. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.50% and 1.50% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0% each depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

        The credit facility, as amended in March 2003, contains customary events of default (including cross-default) provisions and covenants related to the Company’s North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness, including the Company’s 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, deterioration in the quality of billed and unbilled receivables reduces availability under the credit facility.

        The credit facility contains certain financial covenants that require us to maintain specified tangible net worth values and a minimum fixed charge coverage ratio (all as defined in the credit facility).

        As of March 31, 2003 and December 31, 2002 the Company was in compliance with all of the covenants under the credit facility as amended in March 2003. During 2002, the credit facility was amended to provide a sub-facility for the issuance of letters of credit to secure potential obligations under casualty insurance programs, to exclude a portion of the cost of implementing the new management information system, and to modify certain financial covenants. Failure to achieve certain results could cause us not to meet these covenants in the future.

        The Company’s variable rate credit facility exposes it to interest rate risk. However, Management believes that changes in interest rates should not materially affect their financial position, results of operations or cash flows since at March 31, 2003 and December 31, 2002, the Company had no borrowings under the credit facility.

Senior Subordinated Notes

        The Company has $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of March 31, 2003 and December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the credit facility.

        The Company did not hold any derivative financial or commodity instruments at March 31, 2003 or December 31, 2002.

Note 5 - Restructuring Charges

        During the second quarter of 2002, the Company initiated a study to determine the proper balance of downsizing and cost cutting in relation to its ability to respond to current and future work opportunities in each of its service offerings. The review evaluated current operations, the growth and opportunity potential of each service offering and the consolidation of back-office processes. As a result of this review, a restructuring program was implemented that included four categories to accomplish:

o	Elimination of service offerings that no longer fit into the Company’s core business strategy. This process includes reducing or eliminating service offerings that do not fit the long-term business plan.
o	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate on return requirements and aggressively seeking to improve margins and reduce costs.
o	Analyses of businesses that provide adequate profit contributions but still need margin improvements that include aggressive cost reductions and efficiencies.
o	Review new business opportunities in similar business lines that can utilize existing human and physical resources.

        The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted during 2002. During the three months ended March 31, 2003, the net employee headcount reduction was approximately 400. Management also closed approximately 25 facilities during 2002 as part of the program and anticipates further office closures in 2003, subsequent to March 31st. A balance of $.2 million and $.6 million severance and benefit costs remained to be paid as of March 31, 2003 and December 31, 2002, respectively. In addition, as of March 31, 2003 and December 31, 2002, the Company had remaining obligations under existing lease agreements for closed facilities of approximately $1.8 million and $2.1 million, respectively.

        The following is a reconciliation of the restructuring accruals as of March 31, 2003 (in thousands):

Accrued costs at December 31, 2002
Severance costs	$571
Lease cancellation costs	2,164

2,735
Cash payments	(688)

Accrued costs at March 31, 2003	$2,047

Note 6 - Stock Option Plans

        The Company accounts for stock-based award plans in accordance with APB Opinion No. 25, and related interpretations. Pursuant to APB Opinion No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, no compensation expense has been recognized. During the fourth quarter of fiscal 2002, we adopted the disclosure provisions of SFAS No. 148.

        The following table illustrates the effect on net results and earnings per share had the Company adopted the fair value based method of accounting for stock-based employee compensation for all periods presented (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss:
As reported	$(1,588)	$(24,436)

Pro forma	$(2,535)	$(26,510)

Basic loss per share:
As reported	$(0.03)	$(0.51)
Pro forma	$(0.05)	$(0.55)
Diluted loss per share:
As reported	$(0.03)	$(0.51)
Pro forma	$(0.05)	$(0.55)

Note 7 - Operations by Segments and Geographic Areas

        The Company operates in one reportable segment as a specialty contractor. It provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities. All operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. The Company also operates in Brazil through an 87.5% joint venture which consolidates net of a 12.5% minority interest after tax. The Brazilian operations perform similar services and for the three months ended March 31, 2003 and 2002 had revenue of $5.1 million and $15.5 million, respectively. Total assets for Brazil aggregated $34.1 million and $35.2 million as of March 31, 2003 and December 31, 2002, respectively.

Note 8 - Commitments and Contingencies

        In November of 1997, the Company filed two suits in the 11th Judicial Circuit Court of Florida against Miami-Dade County seeking unpaid amounts due under several contracts with the county for road repair, paving, sidewalk construction and road striping. Miami-Dade County filed counterclaims seeking recovery of amounts paid by the county to the Company for work that was not actually performed by one of its subcontractors. Following a mediation that occurred in December of 2002, the Company settled all claims arising out of the litigation and paid Miami-Dade County $2.25 million in February 2003. Following the settlement, the litigation has been dismissed.

        The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($84.4 million and $81.9 million at March 31, 2003 and December 31, 2002 exchange rates, respectively). As discussed in prior filings, the Spanish judge has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. A Spanish judge has met with certain of the Company’s executives, but neither the executives nor the Company has been served in the action.

        On January 9, 2002, Harry Schipper, a shareholder of the Company, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against the Company as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, Chairman of the Board, and Austin J. Shanfelter, President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including both the matters described above, the severance paid to the former Chief Executive Officer, and the Company’s investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec’s behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation. On July 16, 2002, Mr. Schipper made a supplemental demand on the Company’s Board of Directors by letter to investigate allegations that (a) the Company reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and (b) the Company recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations have also been referred to the special committee for investigation. Management believes it has meritorious defenses to the actions described above.

        The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, Management believes that any financial impact would not be material to the Company’s results of operations, financial position or cash flows.

        The Company has commitments to pay life insurance premiums on policies on the life of the Chairman of the Board and the Chief Executive Officer totaling $22.7 million over the next nineteen years, obligations related to prior year acquisitions of $2.7 million, capital leases totaling $4.5 million, operating lease commitments of $33.1 million and revolving debt of $3.1 million as of March 31, 2003.

        The Company’s operations in Brazil are subject to the risks of political, currency, economic or social instability, including the possibility of expropriation, confiscatory taxation, hyper-inflation or other adverse regulatory or legislative developments, or limitations on the repatriation of investment income, capital and other assets. Management cannot predict whether any of these factors will occur in the future or the extent to which such factors would have a material adverse effect on the Company’s Brazilian operations.

        In certain circumstances, the Company is required to provide performance bonds in connection with contractual commitments.

        From time to time, the Company enters into agreements with certain vendors under which the Company commits to lease a fixed number of vehicles or equipment at a predetermined price. During the first quarter of 2003, the Company entered into one such agreement with a vendor to lease up to $7.5 million of machinery and equipment. As of March 31, 2003, the Company has utilized $1.1 million of this commitment. The machinery and equipment under this lease is recorded as an operating lease.

Note 9 - Concentrations of Risk

        In the course of operations, the Company is subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries it serves, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The Company has more than 200 clients throughout the United States, Canada and Brazil, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. Clients include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers. The Company grants credit, generally without collateral to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company has certain lien rights on work performed and concentrations of credit risk are limited due to the diversity of the customer base. Management believes billing and collection policies are adequate to minimize potential credit risk. No customer accounted for more than 10% of revenues during the three months ended March 31, 2003 and the three months ended March 31, 2002.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Prior to 2001, the allowance for doubtful accounts averaged approximately $3.0 to $6.0 million annually, as the Company had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001 and 2002, the Company recorded bad debt provisions of $15.4 million and $185.5 million, respectively, primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of March 31, 2003 and December 31, 2002, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $10.0 and $10.6 million net of $6.3 and $7.0 million, respectively, in specific reserves. Based on the analytical process described above, Management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $25.2 and $25.8 million as of March 31, 2003 and December 31, 2002 for both specific customers and as a general reserve. There can be no assurance that the Company will collect the amounts reflected on its records for these clients as well as other clients. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for historical information, the matters discussed below may contain forward-looking statements, such as statements regarding our future growth and profitability, growth strategy and anticipated trends in the industries and economies in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions, including that our revenue or profit may differ from that projected, that we may be further impacted by slowdowns in our clients’ businesses or deterioration in our clients’ financial condition, that our reserves may be inadequate or our equity investments may be impaired, that the outcome of pending litigation may be adverse to us and that we may experience increased costs associated with realigning our business or may be unsuccessful in those efforts. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this quarterly report on Form 10-Q and in other documents filed by us with the Securities and Exchange Commission (“SEC”), including our Annual Report filed on Form 10-K. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

General

        We are a leading end-to-end infrastructure service provider offering services in telecommunications, broadband, intelligent road traffic systems, and energy markets to a broad range of clients in North America and Brazil.

        We design, build, install, maintain and upgrade external networks and other facilities for our clients. We are one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients’ infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base, experienced management and integrated value added service offering provide a stable base of repeat business and enable us to quickly and efficiently meet client demands.

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

        During the second quarter of 2002, we initiated an organizational efficiency plan designed to improve gross margins and reduce general and administrative costs. The majority of the expenses associated with this plan were incurred in the fourth quarter of 2002. There can be no assurance that we will be able to effect the plan or that the plan will result in the expected benefits.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, analysis of client financial condition and credit reports, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves on a monthly basis. If our estimates of the collectibility of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

Depreciation

        We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage to determine adjustments to estimated remaining useful lives and depreciation rates.

Valuation of Long-Lived Assets

        We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In analyzing potential impairment, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business and anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired.

Valuation of Intangible Assets and Investments

        We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. In accordance with that statement, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds fair market value. Should this be the case, the value of our goodwill may be impaired and written down. The valuations employ a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. When necessary, we engage third party specialists to assist us with our valuations. Impairment losses are reflected in operating income or loss in the consolidated statements of operations.

Insurance Reserves

        We maintain insurance policies subject to a $1.0 million deductible per claim for certain auto, property and casualty and workers’ compensation claims. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that could potentially be advanced by the carrier that are not covered by insurance. Our estimated liability for claims and the associated expenses is reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated semi-annually. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which may affect our liquidity.

Income Taxes

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

Results of Operations

        The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2003		2002
Revenue	$180,569	100.0%	$203,782	100.0%
Costs of revenue	152,785	84.6%	164,586	80.8%
Depreciation	8,350	4.6%	9,850	4.8%
Amortization	151	0.1%	128	0.1%
General and administrative expenses	17,909	9.9%	22,079	10.8%
Interest expense, net of interest income	4,538	2.5%	4,652	2.3%
Other income (expense), net	480	0.3%	(274)	(0.1)%

(Loss) income before provision for income taxes,
minority interest and cumulative effect of
accounting change	(2,684)	(1.4)%	2,213	1.1%
Benefit (provision) for income taxes	1,060	0.6%	(926)	0.5%
Minority interest	36	--	(52)	--

(Loss) income before cumulative effect of accounting
change	(1,588)	(0.8)%	1,235	0.6%
Cumulative effect of accounting change, net of tax	--	--	(25,671)	(12.6)%

Net (loss)	$(1,588)	(0.8)%	$(24,436)	(12.0)%

Three Months Ended March 31, 2003
Compared to Three Months Ended March 31, 2002

        Our revenue was $180.6 million for the three months ended March 31, 2003, compared to $203.8 million for the same period in 2002, representing a decrease of $23.2 million or 11.4%. This decrease was due primarily to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive telecommunications carriers as well as severe weather during the three months ended March 31, 2003.

        Our costs of revenue were $152.8 million or 84.6% of revenue for the three months ended March 31, 2003, compared to $164.6 million or 80.8% of revenue for the same period in 2002 reflecting that we did not reduce costs as rapidly as revenues decreased. In the three months ended March 31, 2003, margins were negatively impacted by severe weather, resulting in under-utilization of personnel and equipment and demobilization and redeployment costs as we continue to adjust to reduced capital spending by our client base.

        Depreciation was $8.4 million or 4.6% of revenue for the three months ended March 31, 2003, compared to $9.9 million or 4.8% of revenue for the same period in 2002. We reduced depreciation expense in the three months ended March 31, 2003 by reducing capital expenditures and disposing of excess equipment.

        Amortization of intangibles remained consistent at 0.1% of revenues for the three months ended March 31, 2003, and the same period in 2002.

        General and administrative expenses were $17.9 million or 9.9% of revenue for the three months ended March 31, 2003, compared to $22.1 million or 10.8% of revenue for the same period in 2002. The decrease in general and administrative expenses is related to the overall decline in revenues experienced during the three months ended March 31, 2003. The decrease is also due in part to our restructuring plan whose implementation started in the fourth quarter 2002. The plan resulted in the termination of employees, the consolidation of facilities and office closures. We continue to implement additional measures to streamline our cost structure consistent with our reduced revenue.

        Interest expense, net of interest income, was $4.5 million or 2.5% of revenue for the three months ended March 31, 2003, compared to $4.7 million or 2.3% of revenue for the same period in 2002. Although we continue to incur interest expense from our long-term debt and periodic credit line borrowing to meet working capital needs and support various letters of credit, we have reduced interest expense by $0.4 million during the three months ended March 31, 2003. This reduction was partially offset by a $0.3 million reduction in interest income from notes receivable.

        For the three months ended March 31, 2003, our effective tax rate was approximately 39.5%, compared to 41.8% in 2002. The decrease in effective rate was primarily due to the non deductibility of certain expenses which reduced the overall tax benefit in 2002.

Financial Condition, Liquidity and Capital Resources

        We derive a significant amount of our revenue from communications providers. During the last two years, the communications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn has adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications and other clients in 2003 are expected to remain at low levels similar to the prior two years. Furthermore, there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2003. Although we have refocused our business on established, stable communications, energy, government entities and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Further decreases in our client’s capital expenditures could reduce our cash flows and adversely impact our liquidity.

        Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, tax refunds and sale of property and assets. During the fourth quarter of 2002, we recorded certain restructuring charges aggregating $8.2 million, including consulting fees, of which $2.0 million remains outstanding as of March 31, 2003. We anticipate payment of the remaining amounts through 2004.

        Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2003. The net cash provided by operating activities in 2003, in part resulted from collection of receivables, changes in other working capital components, and receipt of a $22.8 million income tax refund resulting from losses incurred in 2002, net of an interest payment on our Senior Subordinated Debentures of approximately $7.8 million. Proceeds from the income tax refund were used to repay all borrowings under our credit facility at the time of receipt.

        During the three months ended March 31, 2003, we paid approximately $0.9 million related to contingent consideration from earlier acquisitions that was reflected as a reduction in other current liabilities. During the three months ended March 31, 2003, we invested $1.2 million in our domestic fleet and $0.3 million in our international fleet to replace or upgrade equipment and $0.9 million in technology enhancements. Also, we received proceeds and notes receivable of approximately $4.1 million on the sale of assets and disposal of assets held for sale. The receivable from the disposal aggregated $3.6 million as of March 31, 2003 of which $1.6 million related to disposal of assets held for sale and $2.0 million related to equipment. The balance of this receivable was collected during April 2003.

        During the three months ended March 31, 2003, our financing activities primarily consisted of borrowings under our international credit facilities to support international operations. Additionally, $2.6 million of payments were made on our capital leases.

        We have a credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of March 31, 2003 and December 31, 2002, availability under the credit facility totaled $17.1 and $39.0 million net of outstanding standby letters of credit aggregating $46.8 million and $47.0 million, respectively. Substantially all of the outstanding letters of credit are issued to our insurance providers as part of our insurance program. We had no outstanding draws under the credit facility as of March 31, 2003 and December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.50% and 1.50% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.0% and 3.0% each depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

        The credit facility contains certain financial covenants that require us to maintain specified tangible net worth values and a minimum fixed charge coverage ratio (all as defined in the credit facility).

        As of March 31, 2003 and December 31, 2002 we were in compliance with all of the covenants under the credit facility as amended in March 2003. During 2002, we amended the credit facility to provide a sub-facility for the issuance of letters of credit to secure our potential obligations under casualty insurance programs, to exclude a portion of the cost of implementing our new management information system, and to modify certain financial covenants. Failure to achieve certain results could cause us not to meet these covenants in the future.

        We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of March 31, 2003 and December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

        The following table sets forth our contractual commitments as of March 31, 2003 (in thousands) and our anticipated payment obligations (in thousands) during the periods indicated below:

Contractual Obligations	As of March 31, 2003	April 1, 2003 to December 31, 2004	January 1, 2005 to December 31, 2005	January 1, 2006 to December 31, 2006	January 1, 2007 to December 31, 2007	Thereafter
Senior
subordinated
notes (1)	$195,867	$-	$-	$-	$-	$195,867
Notes payable for
equipment (1)	1,832	490	1,342	-	-	-
Other revolving
debt (1)	3,049	3,049	-	-	-	-
Obligations
related to
acquisitions (2)	2,651	2,651	-	-	-	-
Capital leases (3)	4,532	2,361	919	518	468	266
Severance	220	220	-	-	-	-
Operating leases	30,736	21,997	4,599	2,273	1,712	155

Total	$238,887	$30,768	$6,860	$2,791	$2,180	$196,288

(1)	See Note 4 to the Notes to Consolidated Financial Statements.
(2)	Primarily related to contingent consideration for acquisitions.
(3)	Included in other liabilities in Consolidated Balance Sheets.

Other Commercial Commitments	As of March 31, 2003	April 1, 2003 to December 31, 2004	January 1, 2005 to December 31, 2005	January 1, 2006 to December 31 2006	January 1, 2007 to December 31 2007	Thereafter
Standby letters	$46,837	$46,837	$-	$-	$-	$-
of credit
Executive life
insurance	22,688	3,080	1,624	1,124	1,124	15,736

Total	$69,525	$49,917	$1,624	$1,124	$1,124	$15,736

Seasonality

        Our North American operations are historically seasonally slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Revenue in local currency from our Brazilian operations is not expected to fluctuate seasonally.

Impact of Inflation

        The primary inflationary factor affecting our operations is increased labor costs. We have not experienced significant increases in labor costs to date. Our Brazilian and Mexican operations may be exposed to risks associated with high inflation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Notes 7 and 8 to Consolidated Financial Statements for disclosure about market risk.

ITEM 4.     CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for MasTec. Our disclosure controls and procedures include “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2003, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to MasTec (including its consolidated subsidiaries) required to be included in our periodic SEC filings. We have undertaken software upgrades at our numerous back office locations to improve the speed of our information gathering.

b.	Changes in internal controls. There were no significant changes in MasTec’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were taken. However, as mentioned above, MasTec is attempting to streamline its back office operations to enhance its information, financial and operational systems, which should improve its internal controls.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        See Note 8 to the Notes to Consolidated Financial Statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.             Description

10.1	Employment Agreement dated as of January 1, 2002, between MasTec, Inc. and Carmen Sabater.

99.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of MasTec, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	MASTEC, INC. BY: /S/ DONALD P. WEINSTEIN —————————————— Donald P. Weinstein Executive Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS REQUIRED BY SECTION
302(a) OF SARBANES-OXLEY ACT OF 2002

I, Austin J. Shanfelter, President and Chief Executive Officer of MasTec, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MasTec, Inc. for the quarter ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	BY: /S/ Austin J. Shanfelter —————————————— Austin J. Shanfelter, President and Chief Executive Officer

I, Donald P. Weinstein, Executive Vice President and Chief Financial Officer of MasTec, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MasTec, Inc. for the quarter ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	BY: /S/ Donald P. Weinstein, —————————————— Executive Vice President and Chief Financial Officer