Form 10-Q
period 2003-06-30
MASTEC INC
filed 2003-08-14
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __.

        As of August 8, 2003, MasTec, Inc. had 48,099,900 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
TABLE OF CONTENTS

Part I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2003 and 2002	2
	Consolidated Balance Sheets as of June 30, 2003
	and December 31, 2002 (Audited)	3
	Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2003 and 2002	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	6
Item 3.	Quantitiative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7
Part II.	Other Information
Item 1.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 6.	Exhibits and Reports on Form 8-K	7
Signature		8

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$209,108	$213,041	$389,677	$416,823
Costs of revenue, excluding depreciation	175,267	183,018	328,052	347,604
Depreciation	7,380	8,347	15,730	18,197
Amortization	132	128	283	256
General and administrative expenses	15,912	19,266	33,821	41,345
Interest expense	5,282	4,589	9,938	9,636
Interest income	94	249	212	644
Other (expense) income , net	(598)	4,988	(118)	4,714

Income before provision for income taxes, minority	4,631	2,930	1,947	5,143
interest and cumulative effect of accounting change
Provision for income taxes	1,968	1,197	908	2,123
Minority interest	102	65	138	13

Income before cumulative effect of accounting change	2,765	1,798	1,177	3,033
Cumulative effect of accounting change, net of tax	--	--	--	(25,671)

Net income (loss)	$2,765	$1,798	$1,177	$(22,638)

Basic weighted average common shares outstanding	48,030	47,914	48,024	47,911
Basic earnings per share before cumulative
effect of accounting change	$0.06	$0.04	$0.02	$0.06
Cumulative effect of accounting change	--	--	--	(0.53)

Basic earnings (loss) per share	$0.06	$0.04	$0.02	$(0.47)

Diluted weighted average common shares outstanding	48,215	48,223	48,086	48,142
Diluted earnings per share before cumulative
effect of accounting change	$0.06	$0.04	$0.02	$0.06
Cumulative effect of accounting change	--	--	--	(0.53)

Diluted earnings (loss) per share	$0.06	$0.04	$0.02	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

		(Audited)
	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$4,223	$8,730
Accounts receivable, unbilled revenue and retainage, net	209,108	185,235
Inventories	26,794	23,736
Income tax refund receivable	429	24,598
Prepaid expenses and other current assets	39,582	32,873

Total current assets	280,136	275,172

Property and equipment, net	99,650	118,475
Goodwill	150,984	150,984
Deferred taxes	35,857	40,271
Other assets	45,944	38,890

Total assets	$612,571	$623,792

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of debt	$3,315	$1,207
Accounts payable	63,283	63,492
Other current liabilities	48,402	65,696

Total current liabilities	115,000	130,395

Other liabilities	21,470	22,214

Long-term debt	197,156	197,435

Shareholders' equity:
Preferred stock, no par value; authorized shares - 5,000,000;
issued and outstanding shares - none	--	--
Common stock $0.10 par value; authorized shares - 10,000,000; issued and outstanding shares - 48,053,753 and 48,006,234 shares,
respectively	4,805	4,801
Capital surplus	348,414	348,319
Retained deficit	(53,633)	(54,810)
Foreign currency translation adjustments	(20,641)	(24,562)

Total shareholders' equity	278,945	273,748

Total liabilities and shareholders' equity	$612,571	$623,792

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,177	$(22,638)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,013	18,453
Minority interest	(138)	(13)
Loss (Gain) on disposal of assets	38	(5,138)
Cumulative change in accounting principle, net	-	25,671
Changes in assets and liabilities:
Accounts receivables, unbilled revenue and retainage, net	(22,211)	16,834
Inventories	(2,635)	(5,422)
Income tax refund receivable	27,783	44,151
Other assets, current and non-current portion	(7,513)	(7,833)
Accounts payable	(1,239)	(4,267)
Other liabilities, current and non-current portion	(17,769)	(18,613)

Net cash (used in) provided by operating activities	(6,494)	41,185

Cash flows from investing activities:
Capital expenditures	(4,838)	(10,662)
Cash paid for acquisitions and contingent consideration, net of
cash acquired	(1,861)	(12,544)
Payments received from sub-leases	2,676	--
Investment in life insurance policy	(168)	--
Proceeds from sale of assets	6,178	12,998

Net cash provided by (used in) investing activities	1,987	(10,208)

Cash flows from financing activities:
Proceeds (repayments) on revolving credit facilities, net	1,829	(69,084)
Payment on capital lease obligations	(2,600)	--
Net proceeds from common stock issued	99	88

Net cash used in financing activities	(672)	(68,996)

Net decrease in cash and cash equivalents	(5,179)	(38,019)
Net effect of currency translation on cash	672	(1,280)
Cash and cash equivalents - beginning of period	8,730	48,478

Cash and cash equivalents - end of period	$4,223	$9,179

Supplemental disclosure of non-cash information:

During the six months ended June 30, 2003 and 2002, we paid approximately $1.9 and $12.5 million, respectively, related to contingent consideration from earlier acquisitions which was reflected as a reduction in other current liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Nature of the Business and Summary of Significant Accounting Policies

        We are a leading end-to-end communication, broadband and energy infrastructure service provider for a broad range of clients in North America and Brazil. MasTec, Inc. (“MasTec”) designs, builds, installs, maintains, and upgrades internal and external networks and other facilities for its clients. MasTec is one of the few national, multi-disciplinary infrastructure providers that furnishes a comprehensive solution to our clients’ infrastructure needs ranging from basic installation and construction to sophisticated engineering, design and integration. Our diverse and long-standing client base and our experienced management and integrated value added service offering provide a stable base of repeat business that enables us to quickly and efficiently meet client demands.

        A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below.

        Basis for Presentation of Consolidated Financial Statements. The accompanying unaudited consolidated financial statements of MasTec have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read together with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in our opinion, necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented. The results of operations for the periods presented are not necessarily indicative of future results of operations.

        Reclassifications.Certain reclassifications have been made to prior year amounts to conform with current year presentation.

        Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. The more significant estimates relate to revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. Actual results and values may differ from these estimates.

        Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities are reported as “Minority interests” in the consolidated statement of operations. All intercompany accounts and transactions have been eliminated.

        Comprehensive income (loss). Comprehensive income (loss) is a measure of net income or loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income or losses and foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2003 and 2002 was $6.3 and $0.3 million, respectively. Our comprehensive income (loss) for the six months ended June 30, 2003 and 2002 was $5.3 and $(25.2) million, respectively.

        Foreign currency. We operate in Brazil, Canada and Mexico, which subjects us to greater political, monetary, economic and regulatory risks than our domestic operations. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

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

        Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. We analyze historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

        Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. Differences between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the Treasury method of accounting. For the three and six months ended June 30, 2003 the difference is approximately 186,000 and 62,000, respectively. For the three and six months ended June 30, 2002, this difference between the weighted average common shares outstanding used to calculate basic and diluted earnings is approximately 309,000 and 231,000, respectively.

        Cash and cash equivalents. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. Of the total cash and cash equivalents at June 30, 2003 and December 31, 2002, we had cash and cash equivalents denominated in Brazilian reals that translate to approximately $1.3 and $1.5 million, respectively.

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

        Deferred Financing Costs. Deferred financing costs related to our revolving credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets. These deferred financing costs are amortized over the related terms of the debt using the effective interest method. The net deferred financing costs were $5.8 million at June 30, 2003 and $6.2 million at December 31, 2002.

        Software Capitalization. We capitalize certain costs incurred in connection with developing or obtaining internal use software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These capitalized software costs are included in “Property and equipment, net” in the consolidated balance sheets and are being amortized ratably over a period not to exceed seven years.

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

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill is no longer amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Upon adoption of SFAS No. 142 a write-down of goodwill resulted, net of tax, in the amount of $25.7 million, which is reflected in the consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 2. Impairment losses subsequent to adoption are performed during the fourth quarter of each year and are reflected in operating income or loss in the consolidated statement of operations.

        We review our long-lived assets, including property and equipment that are held and used in operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If such an event or change in circumstances is present, we estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, an impairment loss will be recognized or a review of depreciation policies may be appropriate. Impairment losses resulting from such abandonment are recognized in operating income. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the operating income line as “Other income (expense), net”. We adopted SFAS No. 144 effective January 1, 2002.

        Accrued insurance. We carry insurance for worker’s compensation, employer’s liability, auto liability, and general liability claims subject to a $1.0 million deductible per claim. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and we believe such accruals to be accurate. Because we retain those risks, up to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect our financial condition and results of operations in a particular period. In August 2003, we renewed our insurance policies and increased our deductibles.

        Income taxes. We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We make estimates of our income taxes in each of the jurisdictions in which we operate. This process involves estimating the our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we determine that we will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

        Stock Based Compensation. We account for stock-based award plans in accordance with Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Pursuant to APB Opinion No. 25, no compensation expense is recorded.

        Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on our estimates, equaled their carrying values. At June 30, 2003 and December 31, 2002, the fair value of senior subordinated notes was $198.3 and $170.5 million, respectively, based on quoted market values. Letters of credit are used to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

        New Pronouncements. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. This statement is effective for financial statements for fiscal years beginning after June 15, 2002.  We adopted provisions of this statement effective January 1, 2003.  The adoption of SFAS No. 143 did not have an effect on our earnings or financial position.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when we committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on our earnings or financial position.

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not have an effect on our financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. These financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate that the adoption of SFAS No. 150 will have a material impact on our financial position and results of operations.

Note 2 – Goodwill and Other Intangible Assets

        In January 2002, we adopted SFAS No. 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

        Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, a one-time, non-cash charge was recorded of approximately $25.7 million, net of $13.8 million tax benefit, to reduce the carrying value of goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment recorded in the first quarter of fiscal 2002 is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001 and 2002, our inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, earnings forecasts were revised, resulting in an impairment of the goodwill associated with acquisitions of businesses that provide these services.

        Impairment adjustments recognized after adoption are required to be recognized as operating expense. Impairment reviews are performed annually during the fourth quarter of each year. The first of these reviews took place in the fourth quarter of 2002.

Note 3 — Other Assets and Liabilities

        Prepaid expenses and other current assets on the consolidated balance sheets as of June 30, 2003 and December 31, 2002 were $39.6 and $32.9 million, respectively, primarily consisting of miscellaneous short-term receivables, refundable taxes, assets held for sale, security deposits, and prepaid expenses.

        Other non-current assets consist of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Long-term receivables, including retainage	$11,080	$9,340
Non-core investments	11,895	12,122
Real estate held for sale	1,683	1,683
Deferred financing costs	4,343	4,834
Life insurance policies	5,545	5,374
Non-compete agreement	555	810
Other	10,843	4,727

Total	$45,944	$38,890

        Other current and non-current liabilities consist of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Current liabilities
Obligations related to prior acquisitions	$1,683	$3,549
Accrued compensation	13,978	21,302
Accrued insurance	9,831	11,354
Accrued interest	6,454	6,480
Restructuring accruals	1,113	2,735
Other	15,343	20,276

Total	$48,402	$65,696

	2003	2002
Non-current liabilities

Accrued insurance	$16,330	$18,521
Minority interest	2,041	1,797
Other	3,099	1,896

Total	$21,470	$22,214

Note 4 – Debt

        Debt is comprised of the following (in thousands):

	June 30, 2003	December 31, 2002
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in
installments through the year 2004	$1,487	$1,955
Other lines of credit	3,110	827
7.75% senior subordinated notes due February 2008	195,874	195,860

Total debt	200,471	198,642
Less current maturities	(3,315)	(1,207)

Long-term debt	$197,156	$197,557

Revolving Credit Facility

        We have a revolving credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of June 30, 2003 and December 31, 2002, net availability under the credit facility totaled $30.0 and $39.0 million net of outstanding standby letters of credit aggregating $37.9 and $47.0 million, respectively. Substantially all of the outstanding letters of credit are issued to insurance providers as part of our insurance program. We had no outstanding draws under the credit facility as of June 30, 2003 and December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007.

        The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25% each depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

        As of June 30, 2003 and December 31, 2002 we were in compliance with all of the covenants under the credit facility as amended in March 2003. Failure to achieve certain results could cause us not to meet these covenants in the future.

        Our variable rate credit facility exposes us to interest rate risk. However, we believe that changes in interest rates should not materially affect our financial position, results of operations or cash flows since at June 30, 2003 and December 31, 2002, we had no borrowings under the credit facility.

Senior Subordinated Notes

        We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of June 30, 2003 and December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the credit facility.

        We did not hold any derivative financial or commodity instruments at June 30, 2003 or December 31, 2002.

Note 5 – Restructuring Charges

        During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review evaluated current operations, the growth and opportunity potential of each service offering and the consolidation of back-office processes. As a result of this review, a restructuring program was implemented that included four categories to accomplish:

o	Elimination of service offerings that no longer fit into our core business strategy. This process includes reducing or eliminating service offerings that do not fit the long-term business plan.
o	Reduction or elimination of services that do not produce adequate revenue or margins to support our targeted levels of profitability and return on investment, or justify the required investments in capital resources. This includes exiting contracts that do not meet our minimum rate of return requirements, and aggressively seeking to improve margins and reduce costs.
o	Analyses of businesses that provide adequate profit contributions but still need margin improvements that include aggressive cost reductions and efficiencies.
o	Review new business opportunities in similar business lines that can utilize existing human and physical resources.

        The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted during 2002. Approximately 25 facilities were closed during 2002 as part of the program. As of June 30, 2003 and December 31, 2002, we had remaining obligations under existing lease agreements for closed facilities of approximately $1.1 and $2.1 million, respectively.

        The following is a reconciliation of the restructuring accruals as of June 30, 2003 (in thousands):

Accrued costs at December 31, 2002
Severance costs	$571
Lease cancellation costs	2,164

2,735
Cash payments	1,622

Accrued costs at June 30, 2003	$1,113

Note 6 – Stock Option Plans

        We account for stock-based award plans in accordance with APB Opinion No. 25, and related interpretations. Pursuant to APB Opinion No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, we issue options to employees with a grant price equal to the market value of our common stock on the grant date. Accordingly, no compensation expense has been recognized. During the fourth quarter of fiscal 2002, we adopted the disclosure provisions of SFAS No. 148.

        The following table illustrates the effect on net results and earnings per share had we adopted the fair value based method of accounting for stock-based employee compensation for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):

As reported	$2,765	$1,798	$1,177	$(22,638)

Pro forma	$1,795	$183	$(742)	$(26,463)

Basic income (loss)per share:
As reported	$0.06	$0.04	$0.02	$(0.47)
Pro forma	$0.04	$0.01	$(0.02)	$(0.55)
Diluted income (loss) per share:
As reported	$0.06	$0.04	$0.02	$(0.47)
Pro forma	$0.04	$0.01	$(0.02)	$(0.55)

Note 7 – Operations by Segments and Geographic Areas

        We operate in one reportable segment as a specialty contractor. We provide engineering, placement and maintenance of aerial and underground: fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities. All operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. We also operate in Brazil through an 87.5% joint venture which consolidates net of a 12.5% minority interest after tax. The Brazilian operations perform similar services and for the three months ended June 30, 2003 and 2002 had revenue of $6.5 and $ 10.9 million, respectively. For the six months ended June 30, 2003 and 2002 it had revenue of $11.6 and $26.4 million, respectively. Total assets for Brazil aggregated $37.9 and $35.2 million as of June 30, 2003 and December 31, 2002, respectively.

Note 8 – Commitments and Contingencies

        In November of 1997, we filed two suits in the 11th Judicial Circuit Court of Florida against Miami-Dade County seeking unpaid amounts due under several contracts with the county for road repair, paving, sidewalk construction and road striping. Miami-Dade County filed counterclaims seeking recovery of amounts paid by the county to us for work that was not actually performed by one of our subcontractors. Following a mediation that occurred in December of 2002, we settled all claims arising out of the litigation and paid Miami-Dade County $2.25 million in February 2003. Following the settlement, the litigation has been dismissed.

        The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($89.4 million and $81.9 million at June 30 and December 31, 2002 exchange rates, respectively). As discussed in prior filings, the Spanish judge has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. A Spanish judge has met with certain of our executives, but neither the executives nor MasTec have been served in the action.

        On January 9, 2002, Harry Schipper, one of our shareholders, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, Chairman of the Board, and Austin J. Shanfelter, President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including both the matters described above, the severance paid to the former Chief Executive Officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec’s behalf. The Board of Directors has formed a special committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. The lawsuit has been administratively dismissed without prejudice by agreement of the parties to permit the committee to complete its investigation. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that (a) we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and (b) we recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations have also been referred to the special committee for investigation. The named individual defendants have advised us that they believe they have meritorious defenses to the claims.

        We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, we believe that any financial impact would not be material to our results of operations, financial position or cash flows.

        We have commitments to pay life insurance premiums on policies on the life of the Chairman of the Board and the Chief Executive Officer totaling $22.7 million over the next nineteen years, obligations related to prior year acquisitions of $1.7 million, capital leases totaling $2.3 million, operating lease commitments of $36.7 million and lines of credit (excluding our $125.0 revolving credit facility) of $3.1 million as of June 30, 2003.

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

        In certain circumstances, we are required to provide performance bonds in connection with contractual commitments.

        From time to time, we enter into agreements with certain vendors under which we commit to lease a fixed number of vehicles or equipment at a predetermined price. During the first quarter of 2003, we entered into one such agreement with a vendor to lease up to $7.5 million of machinery and equipment. As of June 30, 2003, we have utilized $4.9 million of this commitment. The lease for such machinery and equipment is recorded as an operating lease.

Note 9 – Concentrations of Risk

        In the course of operations, we are subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries we serve, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, see our Annual Report on Form 10-K for the year ended December 31, 2002.

        We have more than 200 clients throughout the United States, Canada and Brazil, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. Clients include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers. We grant credit, generally without collateral to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we have certain lien rights on work performed and concentrations of credit risk are limited due to the diversity of the customer base. We believe billing and collection policies are adequate to minimize potential credit risk. One customer accounted for more than 12.2% and 10.2% of revenues during the three and six months ended June 30, 2003, respectively. No one customer accounted for more than 10% of revenues during the three and six months ended June 30, 2002.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. We analyze historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Prior to 2001, the allowance for doubtful accounts averaged approximately $3.0 to $6.0 million annually, as we had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2002 and 2001, we recorded bad debt provisions of $15.4 million and $185.5 million, respectively, primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of June 30, 2003 and December 31, 2002, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $17.6 and $10.6 million net of $10.9 and $7.0 million, respectively, in specific reserves. These receivables are included in accounts receivable, on the Consolidated balance sheets. Based on the analytical process described above, we believe that we will recover the net amounts recorded. We maintain an allowance for doubtful accounts of $24.4 and $25.8 million as of June, 2003 and December 31, 2002, including the bankruptcy reserves discussed above, for both specific customers and as a general reserve. There can be no assurance that we will collect the amounts reflected on our records for these clients as well as other clients. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        During the second quarter of 2002, we initiated a restructuring plan designed to improve gross margins and reduce general and administrative costs. The majority of the expenses associated with this plan were incurred in the fourth quarter of 2002. While some of the benefits of this plan are reflected in our results of operations, there can be no assurance that we will be able to effect all of the plan’s efficiencies or that the plan will result in all of the expected benefits.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We analyze historical bad debt experience, client concentrations, client credit-worthiness, analysis of client financial condition and credit reports, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves on a monthly basis. If our estimates of the collectibility of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

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

Insurance Reserves

        We maintain insurance policies subject to a $1.0 million deductible per claim for certain auto, property and casualty and workers’ compensation claims. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that could potentially be advanced by the carrier that are not covered by insurance. Our estimated liability for claims and the associated expenses is reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated semi-annually. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which may affect our liquidity. In August 2003, we renewed our insurance policies and increased our deductibles.

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

Litigation and Contingencies

        Litigation and contingencies are reflected in our consolidated financial statements based on assessments, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs significantly from that currently expected, it could result in a charge to earnings when determined.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Revenue	$209,108	100.0%	$213,041	100.0%	$389,677	100.0%	$416,823	100.0%
Costs of revenue	175,267	83.8%	183,018	85.9%	328,052	84.2%	347,604	83.4%
Depreciation	7,380	3.5%	8,347	3.9%	15,730	4.0%	18,197	4.4%
Amortization	132	0.1%	128	0.1%	283	0.1%	256	0.1%
General and administrative expenses	15,912	7.6%	19,266	9.0%	33,821	8.7%	41,345	9.9%
Interest expense, net of interest income	5,188	2.5%	4,340	2.0%	9,726	2.5%	8,992	2.2%
Other (expense) income, net	(598)	(0.3)%	4,988	2.3%	(118)	-	4,714	1.2%

Income before provision for income taxes, minority interest and cumulative effect of accounting change	4,631	2.2%	2,930	1.4%	1,947	0.5%	5,143	1.2%
Provision for income taxes	1,968	0.9%	1,197	0.6%	908	0.2%	2,123	0.5%
Minority interest	102	-	65	-	138	-	13	-

Income before cumulative effect of accounting change	$2,765	1.3%	$1,798	0.8%	$1,177	0.3%	$3,033	0.7%
Cumulative effect of accounting change, net of tax	-	-	-	-	-	-	(25,671)	(6.1)%

Net income (loss)	$2,765	1.3%	$1,798	0.8%	$1,177	0.3%	$(22,638)	(5.4)%

Three Months Ended June 30, 2003
Compared to Three Months Ended June 30, 2002

        Our revenue was $209.1 million for the three months ended June 30, 2003, compared to $213.0 million for the same period in 2002, representing a decrease of $3.9 million or 1.8%. The decrease was principally due to the reduction or elimination of certain unprofitable service offerings, and a continued reduction in capital expenditures by some of our clients. The decrease was also due to severe weather conditions during the three months ended June 30, 2003.

        Our costs of revenue were $175.3 million or 83.8% of revenue for the three months ended June 30, 2003, compared to $183.0 million or 85.9% of revenue for the same period in 2002. The decrease is a result of our restructuring plan whose implementation started in the fourth quarter of 2002 and severe weather conditions. The plan resulted in the reduction or elimination of unprofitable work and aggressive cost cutting in certain contracts and geographical areas. We continue to implement additional measures to streamline costs.

        Depreciation was $7.4 million or 3.5% of revenue for the three months ended June 30, 2003, compared to $8.3 million or 3.9% of revenue for the same period in 2002. We reduced depreciation expense in the three months ended June 30, 2003 by reducing capital expenditures and disposing of excess equipment.

        Amortization of intangibles of $0.1 million or 0.1% of revenue for the three months ended June 30, 2003, remained relatively constant compared to $0.1 million or 0.1 % of revenue for the same period in 2002. In accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements), goodwill is no longer amortized and no new intangibles were acquired.

        General and administrative expenses were $15.9 million or 7.6% of revenue for the three months ended June 30, 2003, compared to $19.3 million or 9.0 % of revenue for the same period in 2002. The decrease in general and administrative expenses is related to the overall decline in revenues experienced during the three months ended June 30, 2003. The decrease is also due in part to our restructuring plan implemented in late 2002. The plan resulted in the termination of employees, the consolidation of facilities and office closures. We continue to implement additional measures to streamline our cost structure consistent with our reduced revenue.

        Interest expense, net of interest income, was $5.2 million or 2.5% of revenue for the three months ended June 30, 2003, compared to $4.3 million or 2.0 % of revenue for the same period in 2002 as we increased borrowings to support working capital needs. We incur interest expense from our long-term debt and periodic credit line borrowings to meet working capital needs and support various letters of credit.

        Other (expense) income decreased to $(0.6) million for the three months ended June 30, 2003 from $5.0 million for the three months ended June 30, 2002. Other income for the three months ended June 30 2002 reflects the gain on disposal of certain non-core assets, investments and excess equipment.

        For the three months ended June 30, 2003, our effective tax rate was approximately 41.6%, compared to 40.9 % in 2002. The 0.7% increase is due to proportionately higher income before taxes in 2003.

Six Months Ended June 30, 2003
Compared to Six Months Ended June 30, 2002

        Our revenue was $389.7 million for the six months ended June 30, 2003, compared to $416.8 million for the same period in 2002, representing a decrease of $27.1 million or 6.5%. This decrease was due primarily to the reduction or elimination of certain unprofitable service offerings and severe weather conditions. The decrease was also due to a continued reduction in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

        Our costs of revenue were $328.1 million or 84.2% of revenue for the six months ended June 30, 2003, compared to $347.6 million or 83.4 % of revenue for the same period in 2002. In the six months ended June 30, 2003, margins were negatively impacted in part by severe weather in the first three months of the period and the under-utilization of personnel and equipment and demobilization and redeployment costs, partially offset by the benefits associated with the continued implementation of our restructuring plan. For the 6 months ended 2002, we also experienced higher margins due to the completion of certain projects with competetive local exchange carriers (CLEC’s).

        Depreciation was $15.7 million or 4.0% of revenue for the six months ended June 30, 2003, compared to $18.2 million or 4.4 % of revenue for the same period in 2002. We reduced depreciation expense in the six months ended June 30, 2003 by reducing capital expenditures and disposing of excess equipment.

        Amortization of intangibles of $0.3 million or 0.1% of revenue for the six months ended June 30, 2003, remained relatively consistent compared to $0.3 million or 0.1 % of revenue for the same period in 2002. In accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements), goodwill is no longer amortized and there are no new intangibles.

        General and administrative expenses were $33.8 million or 8.7% of revenue for the six months ended June 30, 2003, compared to $41.3 million or 9.9 % of revenue for the same period in 2002. The decrease in general and administrative expenses is related to the overall decline in revenues experienced during the six months ended June 30, 2003. The decrease is also due to our restructuring plan which resulted in the termination of employees, the consolidation of facilities and office closures. We continue to implement additional measures to streamline our cost structure consistent with our reduced revenue.

        Interest expense, net of interest income, was $9.7 million or 2.5% of revenue for the six months ended June 30, 2003, compared to $9.0 million or 2.2 % of revenue for the same period in 2002 as we increased borrowings to support working capital needs. We incur interest expense from our long-term debt and periodic credit line borrowings to meet working capital needs and support various letters of credit.

        Other (expense) income decreased to $(0.1) million for the six months ended June 30, 2003 from $4.7 million during the six months ended June 30, 2002. Other income for the six months ended June 30, 2002 reflects the gain on disposal of certain non-core assets and investments held for sale as of December 31, 2001.

        For the six months ended June 30, 2003 and 2002 respectively our effective tax rate was approximately 41.2% and 41.4%.

Financial Condition, Liquidity and Capital Resources

        We derive a significant amount of our revenue from communications providers. During the last two years, the communications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn has adversely affected capital expenditures for infrastructure projects even among clients that did not experience financial difficulties. Capital expenditures by telecommunications and other clients in 2003 are expected to remain at low levels similar to the prior two years. Furthermore, there can be no assurance that additional clients will not file for bankruptcy protection or otherwise experience financial difficulties in 2003. Although we have refocused our business on established, stable communications, energy, government entities and other clients, there can be no assurance that these clients will continue to fund capital expenditures for infrastructure projects at current levels or that we will be able to increase our market share with these stronger clients. Further decreases in our clients’ capital expenditures could reduce our cash flows and adversely impact our liquidity.

        Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, tax refunds and sale of property and assets. During the fourth quarter of 2002, we recorded certain restructuring charges aggregating $8.2 million, including consulting fees, of which $1.1 million remains outstanding as of June 30, 2003. We anticipate payment of the remaining amounts through 2004.

        Net cash used in operating activities was $6.5 million for the six months ended June 30, 2003. The net cash used in operating activities in 2003, in part resulted from seasonal increases in revenue and related receivables, changes in other working capital components, net of a $27.8 million receipt of income tax refunds resulting from losses incurred in 2002. In February 2003, we also made an interest payment on our Senior Subordinated Debentures of approximately $7.8 million. A portion of the proceeds from the income tax refund were used to repay all borrowings under our revolving credit facility at the time of receipt.

        Included in our results of operations is a non-cash provision for income taxes of $2.0 million and $0.9 million for the three and six months ended June 30, 2003 respectively. We do not anticipate payment of these taxes due to net operating loss carryforwards generated in 2001 and 2002. During the three and six months ended June 30, 2002, we recorded non-cash provisions for income taxes of $1.2 million and $2.1 million respectively.

        During the six months ended June 30, 2003, we paid approximately $1.9 million related to contingent consideration from earlier acquisitions that was reflected as a reduction in other current liabilities. We also invested $2.2 million in our domestic fleet and $0.5 million in our international fleet to replace or upgrade equipment, along with $2.1 million in technology enhancements. Also during the six months ended June 30, 2003, we received proceeds and notes receivable of approximately $6.2 million on the sale of assets and disposal of assets held for sale.

        During the six months ended June 30, 2003, our financing activities primarily consisted of borrowings under our revolving debt to support international operations. Additionally, $2.6 million of payments were made on our capital leases.

        We have a credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of June 30, 2003 and December 31, 2002, availability under the credit facility totaled $30.0 and $39.0 million net of outstanding standby letters of credit aggregating $37.9 and $47.0 million, respectively. Substantially all of the outstanding letters of credit are issued to our insurance providers as part of our insurance program. We had no outstanding draws under the credit facility as of June 30, 2003 and December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25% each depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

        The credit facility, as amended in March 2003, contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, deterioration in the quality of our billed and unbilled receivables will reduce availability under our credit facility.

        The credit facility contains certain financial covenants that require us to maintain specified tangible net worth values and a minimum fixed charge coverage ratio (all as defined in the credit facility).

        As of June 30, 2003 and December 31, 2002 we were in compliance with all of the covenants under the credit facility as amended in March 2003. Failure to achieve certain results could cause us not to meet these covenants in the future.

        We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of June 30, 2003 and December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

        The following table sets forth our contractual commitments as of June 30, 2003 (in thousands) and our anticipated payment obligations (in thousands) during the periods indicated below:

Contractual Obligations	As of June 30, 2003	July 1, 2003 to December 31, 2004	January 1, 2005 to December 31, 2005	January 1, 2006 to December 31, 2006	January 1, 2007 to December 31, 2007	Thereafter
Senior
subordinated
notes (1)	$195,874	$-	$-	$-	$-	$195,874
Notes payable for
equipment (1)	1,487	205	1,282	-	-	-
Other lines of
credit (1)	3,110	3,110	-	-	-	-
Obligations
related to
acquisitions (2)	1,683	1,683	-	-	-	-
Capital leases (3)	2,329	659	468	468	468	266
Severance
Operating leases	36,692	23,516	7,087	3,695	1,418	976

Total	$241,175	$29,173	$8,837	$4,163	$1,886	$197,116

(1)	See Note 4 to the Notes to Consolidated Financial Statements.
(2)	Primarily related to contingent consideration for acquisitions.
(3)	Included in other liabilities in Consolidated Balance Sheets.

Other Commercial Commitments	As of June 30, 2003	July 1, 2003 to December 31, 2004	January 1, 2005 to December 31, 2005	January 1, 2006 to December 31 2006	January 1, 2007 to December 31 2007	Thereafter
Standby letters	$37,930	$37,930	$-	$-	$-	$-
of credit
Executive life
insurance	22,688	3,080	1,624	1,124	1,124	15,736

Total	$60,618	$41,010	$1,624	$1,124	$1,124	$15,736

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Notes 7, 8 and 9 to Consolidated Financial Statements for disclosure about market risk.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for MasTec. Our disclosure controls and procedures include “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2003, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to MasTec (including its consolidated subsidiaries) required to be included in our periodic SEC filings. We have undertaken software upgrades at our numerous back office locations to improve the speed of our information gathering.

b.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls undertaken in connection with such evaluation, and no corrective actions were taken. As described above, we are effecting software upgrades as part of our ongoing program to improve our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 8 to the Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of MasTec was held on May 30, 2003. The holders of MasTec’s common stock were entitled to elect three Class II directors to serve until 2006 and until their successors are elected and qualified. Proxies for 46,225,938 of the 48,035,674 shares entitled to vote were received.

        The following table sets forth the names of the three persons elected at the Annual Meeting to serve as directors until 2006 and the number of votes cast for or against respect to each person.

	For	Withheld	Against
Austin J. Shanfelter	45,879,393	346,545	-
William N. Shiebler	45,308,866	917,072	-
John Van Heuvelen	45,490,360	735,578	-

        Also at the Annual Meeting, a proposal to adopt the 2003 Stock Incentive Plans for employees and non-employees was voted upon with the following votes cast:

2003 Employee Stock Incentive Plan:

For	Against	Withheld
28,409,381	9,565,622	21,268

2003 Stock Incentive Plan for Non-Employees:

For	Against	Withheld
28,770,474	9,198,557	27,239

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

3.1*	Second Amended and Restated Bylaws of MasTec, Inc. Amended and restated as of May 30, 2003.

31*	Certifications Required by Section 302(a) of Sarbanes - Oxley Act of 2002.

32*	Certifications of the Chief Executive Officer and the Chief Financial Officer of MasTec, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

10.1	2003 Employee Stock Incentive Plan, filed as Appendix B to our definitive proxy statement for our 2003 Annual Meeting of Stockholders, dated April 25, 2003, filed with the Commission on April 28, 2003, and incorporated by reference herein.

10.2	2003 Stock Incentive Plan for Non-Employees, filed as Appendix C to our definitive proxy statement for our 2003 Annual Meeting of Stockholders, dated April 25, 2003, filed with the Commission on April 28, 2003 and incorporated by reference herein.

*Exhibits filed with the Securities and Exchange Commission with this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

        On May 14, 2003, MasTec filed a Current Report on Form 8-K dated May 13, 2003, with the Securities and Exchange Commission reporting information under Item 12, Disclosure of Results of Operations and Financial Condition, to report its press release dated May 13, 2003 announcing its results of operations for the quarter ended March 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	MASTEC, INC. /s/ Donald P. Weinstein —————————————— Donald P. Weinstein Executive Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)