Form 10-Q
period 2003-09-30
MASTEC INC
filed 2003-11-14
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

        As of November 10, 2003, MasTec, Inc. had 48,154,625 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
TABLE OF CONTENTS

Part I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2003 and 2002	2
	Consolidated Balance Sheets as of September 30, 2003
	and December 31, 2002 (Audited)	3
	Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2003 and 2002	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	6
Item 3.	Quantitiative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7
Part II.	Other Information
Item 1.	Legal Proceedings	7
Item 6.	Exhibits and Reports on Form 8-K	7
Signature		8

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$248,373	$231,758	$638,050	$648,581
Costs of revenue, excluding depreciation	212,922	196,604	540,974	544,208
Depreciation	6,684	8,085	22,414	26,282
Amortization	198	128	481	384
General and administrative expenses	14,663	19,196	48,484	60,541
Interest expense	5,035	4,777	14,973	14,413
Interest income	93	264	305	908
Other income , net	1,623	484	1,505	5,198

Income before provision for income taxes, minority	10,587	3,716	12,534	8,859
interest and cumulative effect of accounting change
Provision for income taxes	4,412	1,357	5,320	3,480
Minority interest	75	4	213	17

Income before cumulative effect of accounting change	6,250	2,363	7,427	5,396
Cumulative effect of accounting change, net of tax	--	--	--	(25,671)

Net income (loss)	$6,250	$2,363	$7,427	$(20,275)

Basic weighted average common shares outstanding	48,102	47,926	48,055	47,916
Basic earnings per share before cumulative
effect of accounting change	$0.13	$0.05	$0.15	$0.11
Cumulative effect of accounting change	--	--	--	(0.53)

Basic earnings (loss) per share	$0.13	$0.05	$0.15	$(0.42)

Diluted weighted average common shares outstanding	48,919	47,965	48,282	48,063
Diluted earnings per share before cumulative
effect of accounting change	$0.13	$0.05	$0.15	$0.11
Cumulative effect of accounting change	--	--	--	(0.53)

Diluted earnings (loss) per share	$0.13	$0.05	$0.15	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

		(Audited)
	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$15,183	$8,730
Accounts receivable, unbilled revenue and retainage, net	231,458	185,235
Inventories	28,492	23,736
Income tax refund receivable	263	24,598
Prepaid expenses and other current assets	36,691	32,873

Total current assets	312,087	275,172

Property and equipment, net	90,298	118,475
Goodwill	150,987	150,984
Deferred taxes	30,890	40,271
Other assets	43,850	38,890

Total assets	$628,112	$623,792

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of debt	$3,514	$1,207
Accounts payable	79,809	63,492
Other current liabilities	41,887	65,696

Total current liabilities	125,210	130,395

Other liabilities	20,741	22,214

Long-term debt	197,003	197,435

Shareholders' equity:
Preferred stock, no par value; authorized shares - 5,000,000;
issued and outstanding shares - none	--	--
Common stock, $0.10 par value; authorized shares - 100,000,000; issued and outstanding shares - 48,127,678 and 48,006,234 shares,
respectively	4,813	4,801
Capital surplus	348,836	348,319
Retained deficit	(47,383)	(54,810)
Foreign currency translation adjustments	(21,108)	(24,562)

Total shareholders' equity	285,158	273,748

Total liabilities and shareholders' equity	$628,112	$623,792

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$7,427	$(20,275)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22,895	26,666
Minority interest	(213)	(17)
Loss on disposal of assets	(2,752)	(5,444)
Cumulative change in accounting principle, net	-	25,671
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	(44,714)	9,218
Inventories	(4,514)	(7,114)
Income tax refund received	27,914	50,784
Other assets, current and non-current portion	(1,127)	(10,383)
Accounts payable	15,422	1,017
Other liabilities, current and non-current portion	(24,822)	(14,436)

Net cash (used in) provided by operating activities	(4,484)	55,687

Cash flows from investing activities:
Capital expenditures	(6,161)	(14,579)
Cash paid for acquisitions and contingent consideration, net of
cash acquired	(1,861)	(16,005)
Payments received from sub-leases	2,676	-
Investment in life insurance policy	(168)	(1,230)
Proceeds from sale of assets and investments	15,986	11,534

Net cash provided by (used in) investing activities	10,472	(20,280)

Cash flows from financing activities:
Proceeds (repayments) on revolving credit facilities, net	1,876	(70,165)
Payment on capital lease obligations	(2,600)	-
Net proceeds from common stock issued	529	259

Net cash used in financing activities	(195)	(69,906)

Net increase (decrease) in cash and cash equivalents	5,793	(34,499)
Net effect of currency translation on cash	660	(2,463)
Cash and cash equivalents - beginning of period	8,730	48,478

Cash and cash equivalents - end of period	$15,183	$11,516

Supplemental disclosure of non-cash information:

During the nine months ended September 30, 2003, we paid approximately $1.9 million related to contingent consideration from earlier acquisitions which was reflected as a reduction in other current liabilities.

During the nine months ended September 30, 2002, we paid approximately $16.0 million related to contingent consideration from earlier acquisitions which was reflected as a reduction in other current liabilities.

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

        Reclassifications. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

        Management estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. The more significant estimates relate to revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. Actual results and values may differ from these estimates.

        Principles of consolidation. The consolidated financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities are reported as “Minority interests” in the consolidated statement of operations. All intercompany accounts and transactions have been eliminated.

        Comprehensive income (loss). Comprehensive income (loss) is a measure of net income or loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income or losses and foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $5.8 and $(0.5) million, respectively. Our comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 was $10.8 and $(25.7) million, respectively.

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

        Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. Differences between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting. For the three and nine months ended September 30, 2003 the difference is approximately 817,000 and 227,000 shares, respectively. For the three and nine months ended September 30, 2002, this difference between the weighted average common shares outstanding used to calculate basic and diluted earnings is approximately 39,000 and 147,000 shares, respectively.

        Cash and cash equivalents. We consider all short-term investments with maturities of three months or less when purchased to be cash equivalents. Of the total cash and cash equivalents at September 30, 2003 and December 31, 2002, we had cash and cash equivalents denominated in Brazilian reals that translate to approximately $1.3 and $1.5 million, respectively.

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

        Deferred Financing Costs. Deferred financing costs related to our revolving credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets. These deferred financing costs are amortized over the related terms of the debt using the effective interest method. The net deferred financing costs were $5.5 million at September 30, 2003 and $6.2 million at December 31, 2002.

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

        Intangibles and other long-lived assets. Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to ten years. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

        Accrued insurance. We carry insurance for worker’s compensation, employer’s liability, auto liability, and general liability claims subject to a $2.0 million deductible per claim beginning in August of 2003. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and we believe such accruals to be accurate. Because we retain those risks, up to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect our financial condition and results of operations in a particular period.

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

        Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on our estimates, equaled their carrying values. At September 30, 2003 and December 31, 2002, the fair value of senior subordinated notes was $195.9 and $170.5 million, respectively, based on quoted market values. Letters of credit are used to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

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

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not have a material effect on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions also amend the disclosure requirements of SFAS No. 123 for both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transitional provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early adoption encouraged. The Company adopted the disclosure requirements of SFAS No. 148 in the last quarter of fiscal 2002. The adoption of this statement did not have an impact on historical financial position or results of operation of the company.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which was effective for contracts entered into or modified after June 30, 2003, did not have a material effect on our financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. These financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. Equity securities of consolidated entities that meet the definition of a mandatory redeemable security by virtue of having a finite life (“mandatory redeemable minority interests”) are included in the scope of SFAS No. 150. SFAS No. 150 became effective on June 15, 2003. The FASB deferred the provisions of SFAS No. 150 as they relate to mandatory redeemable minority interests and is expected to issue interpretive guidance with respect to such provisions. The adoption of the other provisions of SFAS No. 150 at the beginning of the third quarter of 2003 did not have a material impact on our financial position and results of operations.

        In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units. The EITF was effective for agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of EITF Issue 00-21 did not have an impact on our financial position and results of operations.

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

        Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, a one-time, non-cash charge was recorded of approximately $25.7 million, net of a $13.8 million tax benefit, to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment recorded in the first quarter of fiscal 2002 is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001 and 2002, our inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, earnings forecasts were revised, resulting in an impairment of the goodwill associated with acquisitions of businesses that provide these services.

        Impairment adjustments recognized after adoption are required to be recognized as operating expense. Impairment reviews are performed annually during the fourth quarter of each year.

Note 3 — Other Assets and Liabilities

        Prepaid expenses and other current assets on the consolidated balance sheets as of September 30, 2003 and December 31, 2002 were $36.7 and $32.9 million, respectively, primarily consisting of miscellaneous short-term receivables, refundable taxes, assets held for sale, security deposits, and prepaid expenses.

        Other non-current assets consist of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Long-term receivables, including retainage	$10,175	$9,340
Non-core investments	8,030	12,122
Real estate held for sale	1,683	1,683
Deferred financing costs	4,014	4,834
Life insurance policies	5,472	5,374
Non-compete agreements	1,709	810
Other	12,767	4,727

Total	$43,850	$38,890

        Other current and non-current liabilities consist of the following as of September 30, 2003 and December 31, 2002 (in thousands):

	2003	2002
Current liabilities
Obligations related to prior acquisitions	$771	$3,549
Accrued compensation	14,187	21,302
Accrued insurance	9,757	11,354
Accrued interest	2,583	6,480
Restructuring accruals	1,029	2,735
Other	13,560	20,276

Total	$41,887	$65,696

	2003	2002
Non-current liabilities

Accrued insurance	$15,957	$18,521
Minority interest	1,919	1,797
Other	2,865	1,896

Total	$20,741	$22,214

Note 4 – Debt

        Debt is comprised of the following (in thousands):

	September 30, 2003	December 31, 2002
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in
installments through the year 2004	$1,525	$1,955
Other lines of credit	3,112	827
7.75% senior subordinated notes due February 2008	195,880	195,860

Total debt	200,517	198,642
Less current maturities	(3,514)	(1,207)

Long-term debt	$197,003	$197,435

Revolving Credit Facility

        We have a revolving credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of September 30, 2003 and December 31, 2002, net availability under the credit facility totaled $49.6 and $39.2 million net of outstanding standby letters of credit aggregating $39.2 and $46.7 million, respectively. Substantially all of the outstanding letters of credit are issued to insurance providers as part of our insurance program. We had no outstanding draws under the credit facility as of September 30, 2003 and December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007.

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

        The credit facility, as amended in September 2003, contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against our assets, prepaying other indebtedness, including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under the credit facility.

        The credit facility contains certain financial covenants that require us to maintain specified tangible net worth values and a minimum fixed charge coverage ratio (all as defined in the credit facility).

        As of September 30, 2003 and December 31, 2002 we were in compliance with all of the covenants under the credit facility as amended in September 2003. Failure to achieve certain results could cause us not to meet these covenants in the future.

        Our variable rate credit facility exposes us to interest rate risk. However, we believe that changes in interest rates should not materially affect our financial position, results of operations or cash flows since at September 30, 2003 and December 31, 2002, we had no borrowings under the credit facility.

Senior Subordinated Notes

        We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, was outstanding as of September 30, 2003 and December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the credit facility.

        We did not hold any derivative financial or commodity instruments at September 30, 2003 or December 31, 2002.

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

        The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted during 2002. Approximately 25 facilities were closed during 2002 as part of the program. As of September 30, 2003 and December 31, 2002, we had remaining obligations under existing lease agreements for closed facilities of approximately $1.0 and $2.2 million, respectively.

        The following is a reconciliation of the restructuring accruals as of September 30, 2003 (in thousands):

Accrued costs at December 31, 2002
Severance costs	$571
Lease cancellation costs	2,164

2,735
Cash payments	(1,706)

Accrued costs at September 30, 2003	$1,029

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

        The following table illustrates the effect on net results and earnings per share had we adopted the fair value based method of accounting for stock-based employee compensation for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):

As reported	$6,250	$2,363	$7,427	$(20,275)

Pro forma	$5,699	$36	$5,063	$(26,480)

Basic income (loss) per share:
As reported	$0.13	$0.05	$0.15	$(0.42)
Pro forma	$0.12	$-	$0.11	$(0.55)
Diluted income (loss) per share:
As reported	$0.13	$0.05	$0.15	$(0.42)
Pro forma	$0.12	$-	$0.10	$(0.55)

Note 7 – Operations by Segments and Geographic Areas

        We operate in one reportable segment as a specialty contractor. We provide engineering, placement and maintenance of aerial and underground: fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. We also provide construction services for various state departments of transportation including engineering, placement and maintenance of intelligent traffic systems (“ITS”). Additionally, we provide similar services related to the installation of integrated voice, data and video local and wide area networks within office buildings and similar structures and also provide construction and maintenance services to electrical and other utilities. All operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. We also operate in Brazil through an 87.5% joint venture which consolidates net of a 12.5% minority interest after tax. The Brazilian operations perform similar services and for the three months ended September 30, 2003 and 2002 had revenue of $5.6 and $10.1 million, respectively. For the nine months ended September 30, 2003 and 2002 it had revenue of $17.2 and $36.5 million, respectively. Total assets for Brazil aggregated $37.4 and $35.2 million as of September 30, 2003 and December 31, 2002, respectively.

Note 8 – Commitments and Contingencies

        In November 1997, we filed two suits in the 11th Judicial Circuit Court of Florida against Miami-Dade County seeking unpaid amounts due under several contracts with the county for road repair, paving, sidewalk construction and road striping. Miami-Dade County filed counterclaims seeking recovery of amounts paid by the county to us for work that was not actually performed by one of our subcontractors. Following a mediation that occurred in December 2002, we settled all claims arising out of the litigation and paid Miami-Dade County $2.25 million in February 2003. Following the settlement, the litigation has been dismissed.

        The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, has instigated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($90.6 million and $81.9 million at September 30, 2003 and December 31, 2002 exchange rates, respectively). As discussed in prior filings, the Spanish judge has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. A Spanish judge has met with certain of our executives, but neither the executives nor MasTec have been served in the action.

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

        We have commitments to pay life insurance premiums on policies on the life of the Chairman of the Board and the Chief Executive Officer totaling $22.7 million over the next nineteen years, obligations related to prior year acquisitions of $.8 million, capital leases totaling $3.8 million, operating lease commitments of $45.1 million and lines of credit (excluding our $125.0 revolving credit facility) of $3.1 million as of September 30, 2003.

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

        From time to time, we enter into agreements with certain vendors under which we commit to lease a fixed number of vehicles or equipment at a predetermined price. During the first quarter of 2003, we entered into one such agreement with a vendor to lease up to $7.5 million of machinery and equipment. As of September 30, 2003, we have utilized $6.0 million of this commitment. The leases for such machinery and equipment are recorded as operating leases.

Note 9 – Concentrations of Risk

        In the course of operations, we are subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries we serve, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, the effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, refer to our Annual Report on Form 10-K for the year ended December 31, 2002.

        We have more than 200 clients throughout the United States, Canada and Brazil, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. Clients include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers. We grant credit, generally without collateral to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we have certain lien rights on work performed and we believe that concentrations of credit risk are limited due to the diversity of the customer base. We believe billing and collection policies are adequate to minimize potential credit risk. Two customers each accounted for more than 10% of revenues during the three and nine months ended September 30, 2003, respectively. No one customer accounted for more than 10% of revenues during the three and nine months ended September 30, 2002.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. We analyze historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Prior to 2001, the allowance for doubtful accounts averaged approximately $3.0 to $6.0 million annually, as we had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2002 and 2001, we recorded bad debt provisions of $15.4 million and $185.5 million, respectively, primarily due to the unprecedented number of clients that filed for bankruptcy protection during 2001 and general economic climate of 2002. As of September 30, 2003 and December 31, 2002, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $17.2 and $10.6 million net of $10.6 and $7.0 million, respectively, in specific reserves. These receivables are included in accounts receivable on the consolidated balance sheets. Based on the analytical process described above, we believe that we will recover the net amounts recorded. We maintain an allowance for doubtful accounts of $22.9 and $25.8 million as of September 30, 2003 and December 31, 2002, including the bankruptcy reserves discussed above, for both specific customers and as a general reserve. There can be no assurance that we will collect the amounts reflected on our records for these clients as well as other clients. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

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

Insurance Reserves

        We maintain insurance policies subject to a $2.0 million deductible per claim beginning in August 2003 for certain auto, property and casualty and workers’ compensation claims. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that could potentially be advanced by the carrier that are not covered by insurance. Our estimated liability for claims and the associated expenses is reflected in other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated semi-annually. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which may affect our liquidity.

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

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
Revenue	$248,373	100.0%	$231,758	100.0%	$638,050	100.0%	$648,581	100.0%
Costs of revenue	212,922	85.7%	196,604	84.8%	540,974	84.8%	544,208	83.9%
Depreciation	6,684	2.7%	8,085	3.5%	22,414	3.5%	26,282	4.1%
Amortization	198	0.1%	128	0.1%	481	0.1%	384	0.1%
General and administrative expenses	14,663	5.9%	19,196	8.3%	48,484	7.6%	60,541	9.3%
Interest expense, net of interest income	4,942	2.0%	4,513	1.9%	14,668	2.3%	13,505	2.1%
Other income, net	1,623	0.6%	484	0.2%	1,505	0.2%	5,198	0.8%

Income before provision for income taxes, minority interest and cumulative effect of accounting change	10,587	4.2%	3,716	1.6%	12,534	1.9%	8,859	1.4%
Provision for income taxes	4,412	1.7%	1,357	0.6%	5,320	0.8%	3,480	0.5%
Minority interest	75	-	4	-	213	0.1%	17	-

Income before cumulative effect of accounting change	$6,250	2.5%	$2,363	1.0%	$7,427	1.2%	$5,396	0.8%
Cumulative effect of accounting change, net of tax	-	-	-	-	-	-	(25,671)	(4.0)%

Net income (loss)	$6,250	2.5%	$2,363	1.0%	$7,427	1.2%	$(20,275)	(3.1)%

Three Months Ended September 30, 2003
Compared to Three Months Ended September 30, 2002

        Our revenue was $248.4 million for the three months ended September 30, 2003, compared to $231.8 million for the same period in 2002, representing an increase of $16.6 million or 7.2%. The increase was principally due to increases in revenue as we continue to expand upgrade construction and residential installation activities in our broadband service offering.

        Our costs of revenue were $212.9 million or 85.7% of revenue for the three months ended September 30, 2003, compared to $196.6 million or 84.8% of revenue for the same period in 2002. The dollar increase is a result of revenue growth, however our margins were negatively impacted by project delays in certain of our Intelligent Traffic Systems (“ITS”) projects. In addition, we exited certain regions within our Brazilian operations and continued to incur certain fixed costs and non-reimbursable demobilization costs. Our Brazilian operations recently negotiated a large power contract in partnership with the Brazilian government which we anticipate will result in significant margin improvement.

        Depreciation was $6.7 million or 2.7% of revenue for the three months ended September 30, 2003, compared to $8.1 million or 3.5% of revenue for the same period in 2002. We reduced depreciation expense in the three months ended September 30, 2003 by continuing to reduce capital expenditures and disposing of excess equipment.

        Amortization of intangibles of $0.2 million or 0.1% of revenue for the three months ended September 30, 2003, remained relatively constant compared to $0.1 million or 0.1% of revenue for the same period in 2002. In accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements), goodwill is no longer amortized.

        General and administrative expenses were $14.7 million or 5.9% of revenue for the three months ended September 30, 2003, compared to $19.2 million or 8.3% of revenue for the same period in 2002. The decrease is due to our restructuring plan implemented in late 2002. The plan resulted in the termination of employees, the consolidation of facilities and office closures. We continue to implement additional measures to streamline our cost structure.

        Interest expense, net of interest income remained relatively constant at $4.9 million or 2.0% of revenue for the three months ended September 30, 2003 compared to $4.5 million or 1.9% of revenue for the same period in 2002. We incur interest expense primarily from our long-term subordinated debt which carries a fixed rate and to a lesser extent on periodic credit line borrowings to meet working capital needs and support various letters of credit.

        Other income increased to $1.6 million for the three months ended September 30, 2003 from $0.5 million for the three months ended September 30, 2002. Other income for the three months ended September 30, 2003 reflects a net gain on disposals and other reserves related to international investments of $2.0 million. Other income for the three months ended September 30, 2002 reflects the gain on disposal of certain non-core assets, investments and excess equipment.

        For the three months ended September 30, 2003, our effective tax rate was approximately 41.4%, compared to 36.5 % in 2002. The 4.9% increase is due to proportionately higher income before taxes in 2003. Due to net operating loss carryforwards, we do not anticipate cash payment of this tax provision.

Nine Months Ended September 30, 2003
Compared to Nine Months Ended September 30, 2002

        Our revenue was $638.1 million for the nine months ended September 30, 2003, compared to $648.6 million for the same period in 2002, representing a decrease of $10.5 million or 1.6%. This decrease was due primarily to the reduction or elimination of certain unprofitable service offerings and severe weather conditions during the first half of 2003. The decrease was also due to a continued reduction in capital expenditures by incumbent communications and certain broadband clients and our decision to reduce services to certain competitive telecommunications carriers.

        Our costs of revenue were $541.0 million or 84.8% of revenue for the nine months ended September 30, 2003, compared to $544.2 million or 83.9% of revenue for the same period in 2002. In the nine months ended September 30, 2003, margins were negatively impacted in part by severe weather in the first six months of the period and the under-utilization of personnel and equipment and demobilization and redeployment costs, partially offset by the benefits associated with the continued implementation of our restructuring plan. For the nine months ended September 30, 2003, we also experienced lower margins due to underutilization of personnel related to project delays in certain of our ITS projects.

        Depreciation was $22.4 million or 3.5% of revenue for the nine months ended September 30, 2003, compared to $26.3 million or 4.1% of revenue for the same period in 2002. We reduced depreciation expense in the nine months ended September 30, 2003 by continuing to reduce capital expenditures and disposing of excess equipment.

        Amortization of intangibles of $0.5 million or 0.1% of revenue for the nine months ended September 30, 2003, remained consistent compared to $0.4 million or 0.1% of revenue for the same period in 2002. In accordance with SFAS No. 142 (see Note 2 to the Consolidated Financial Statements), goodwill is no longer amortized.

        General and administrative expenses were $48.5 million or 7.6% of revenue for the nine months ended September 30, 2003, compared to $60.5 million or 9.3% of revenue for the same period in 2002. The decrease in general and administrative expenses is related to the overall decline in revenues experienced during the nine months ended September 30, 2003 as we closed or consolidated certain back office functions and locations. The decrease is also due to our restructuring plan which resulted in the termination of employees and further consolidation of facilities and office closures. We continue to implement additional measures to streamline our cost structure consistent with our reduced revenue.

        Interest expense, net of interest income, was $14.7 million or 2.3% of revenue for the nine months ended September 30, 2003, compared to $ 13.5 million or 2.1% of revenue for the same period in 2002, increased as we incurred borrowings to support working capital needs. We incur interest expense primarily from our long-term subordinated debt which carries a fixed rate and to a lesser extent on periodic credit line borrowings to meet working capital needs and support various letters of credit.

        Other income decreased to $1.5 million for the nine months ended September 30, 2003 from $5.2 million during the nine months ended September 30, 2002. Other income for the nine months ended September 30, 2003 and 2002 reflects the gain on disposal of certain non-core assets and investments.

        For the nine months ended September 30, 2003 and 2002 respectively our effective tax rate was approximately 39.8% and 39.3%. Due to net operating loss carryforwards, we do not anticipate cash payment of this tax provision.

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

        Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, tax refunds and sale of investments, property and excess assets. During the fourth quarter of 2002, we recorded certain restructuring charges aggregating $8.2 million, including consulting fees, of which $1.0 million remains outstanding as of September 30, 2003. We anticipate payment of the remaining amounts through 2004.

        Net cash used in operating activities was $4.5 million for the nine months ended September 30, 2003. The net cash used in operating activities in 2003, in part resulted from seasonal increases in revenue and related receivables, changes in other working capital components, net of a $27.9 million receipt of income tax refunds resulting from losses incurred in 2002. In February 2003, we also made an interest payment on our Senior Subordinated Debentures of approximately $7.8 million. A portion of the proceeds from the income tax refund were used to repay all borrowings under our revolving credit facility at the time of receipt.

        Included in our results of operations is a non-cash provision for income taxes of $4.4 million and $5.3 million for the three and nine months ended September 30, 2003 respectively. We do not anticipate payment of these taxes due to net operating loss carryforwards generated in 2001 and 2002. During the three and nine months ended September 30, 2002, we recorded non-cash provisions for income taxes of $1.4 million and $3.5 million respectively.

        During the nine months ended September 30, 2003, we paid approximately $1.9 million related to contingent consideration from earlier acquisitions that was reflected as a reduction in other current liabilities. We also invested $2.9 million in our domestic fleet and $0.2 million in our international fleet to replace or upgrade equipment, along with $3.1 million in technology enhancements. Also during the nine months ended September 30, 2003, we received proceeds and notes receivable of approximately $16.0 million on the sale of assets and investments and for disposal of assets held for sale.

        During the nine months ended September 30, 2003, our financing activities primarily consisted of borrowings under our revolving debt to support international operations. Additionally, $2.7 million of payments were made during that period on our capital leases.

        We have a credit facility for U.S. operations that provides for borrowings up to an aggregate of $125.0 million, based on a percentage of eligible accounts receivable and unbilled receivables as well as a fixed amount of equipment that decreases quarterly. Although the credit facility provides for borrowings of up to $125.0 million, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, our eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of September 30, 2003 and December 31, 2002, availability under the credit facility totaled $49.6 and $39.2 million net of outstanding standby letters of credit aggregating $39.2 and $46.7 million, respectively. Substantially all of the outstanding letters of credit are issued to our insurance providers as part of our insurance program. We had no outstanding draws under the credit facility as of September 30, 2003 and December 31, 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25% each depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement f certain financial thresholds.

        The credit facility, as amended in September 2003, contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against our assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of our billed and unbilled receivables would reduce availability under our credit facility.

        The credit facility contains certain financial covenants that require us to maintain specified tangible net worth values and a minimum fixed charge coverage ratio (all as defined in the credit facility).

        As of September 30, 2003 and December 31, 2002 we were in compliance with all of the covenants under the credit facility as amended in September 2003. Failure to achieve certain results could cause us not to meet these covenants in the future.

        We have $200.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of September 30, 2003 and December 31, 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

The following table sets forth our contractual commitments as of September 30, 2003 (in thousands) and our anticipated payment obligations (in thousands) during the periods indicated below:

Contractual Obligations

Contractual Obligations	As of September 30, 2003	October 1, 2003 to December 31, 2003	2004	2005	2006	2007	Thereafter
Senior
subordinated
notes (1)	$195,880	$-	$-	$-	$-	$-	$195,880
Notes payable for
equipment (1)	1,525	402	1,123	-	-	-	-
Other lines of
credit (1)	3,112	3,112	-	-	-	-	-
Obligations
related to
acquisitions (2)	771	771	-	-	-	-	-
Capital leases (3)	3,782	189	756	756	756	757	568
Operating leases	45,130	6,815	16,591	9,362	4,261	2,710	5,391

Total	$250,200	$11,289	$18,470	$10,118	$5,017	$3,467	$201,839

(1)	See Note 4 to the Notes to Consolidated Financial Statements.
(2)	Primarily related to contingent consideration for acquisitions.
(3)	Included in other liabilities in Consolidated Balance Sheets.

Other Contractual Obligations	As of September 30, 2003	October 1, 2003 to December 31, 2003	2004	2005	2006	2007	Thereafter
Standby Letters of
credit	$39,180	$39,180	$-	$-	$-	$-	$-
Executive life
insurance	22,684	1,455	1,624	1,624	1,124	1,124	15,733

Total	$61,864	$40,635	$1,624	$1,624	$1,124	$1,124	$15,733

Seasonality

        Our North American operations are historically seasonally slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year. Our Brazilian operations are not expected to fluctuate seasonally.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the normal course of our business, we are exposed to market risk, primarily from changes in foreign currency exchange rates and changes in interest rates, that could impact our results of operations and financial position. We manage our exposure to these market risks through our regular operating and financial activities, and when deemed appropriate, through the use of derivative financial instruments, such as interest rate swaps, to hedge certain of these exposures. We do not use derivative financial instruments for speculative or trading purposes. We do not anticipate any significant changes in our objectives and strategies with respect to managing such exposures.

Foreign Currency Exchange Rate Risk

        A substantial majority of our revenue, expense and capital expenditure activities are transacted in U.S. dollars. However, we do transact business in other currencies, primarily the Brazilian real and Canadian dollar. We are required to translate, or express in U.S. dollars, the assets and liabilities of our foreign subsidiaries that are denominated or measured in foreign currencies at the applicable period-end rate of exchange on our consolidated balance sheet, and income statement items of our foreign subsidiaries at the average rates prevailing during the period. We record the resulting translation adjustment, and gains and losses resulting from the translation of intercompany balances of a long-term investment nature, as components of our shareholders' equity. Other immaterial foreign currency translation gains and losses are recorded in our consolidated statements of income. We do not, as a matter of policy, hedge translational foreign currency exposure.

Interest Rate Risk

        Our exposure to market risk for changes in interest rates primarily relates to our variable rate credit facility. As such, we are exposed to earnings risk due to changes in rates. As of September 30, 2003, we had no borrowings under our variable rate credit facility.

ITEM 4. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) for MasTec. Our disclosure controls and procedures include “internal controls,” as that term is used in Section 302 of the Sarbanes-Oxley Act of 2002 and described in the Securities and Exchange Commission’s Release No. 34-46427 (August 29, 2002). Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2003, have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to MasTec (including its consolidated subsidiaries) required to be included in our periodic SEC filings. We have undertaken software upgrades at our numerous back office locations to improve the speed of our information gathering.

b.	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls undertaken in connection with such evaluation, and no corrective actions were taken. As described above, we are effecting software upgrades as part of our ongoing program to improve our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 8 to the Notes to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Amendment No.5 to Revolving Credit and Security Agreement.
31	Certifications Required by Section 302(a) of Sarbanes - Oxley Act of 2002.
32	Certifications of the Chief Executive Officer and the Chief Financial Officer of MasTec, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 12, 2003, MasTec filed a Current Report on Form 8-K dated August 12, 2003, with the Securities and Exchange Commission reporting information under Item 12, Disclosure of Results of Operations and Financial Condition, to report its press release dated August 12, 2003 announcing its results of operations for the quarter ended June 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	MASTEC, INC. /s/ Donald P. Weinstein —————————————— Donald P. Weinstein Executive Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)