Form 10-Q/A
period 2003-06-30
MASTEC INC
filed 2004-03-09
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 01

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from   to

Commission File Number 001-08106

MASTEC, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0829355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
800 Douglas Road, Coral Gables, Florida	33122-1205
(Address of principal executive offices)	(Zip Code)

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

        As of August 08, 2003, MasTec, Inc. had 48,099,900 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
TABLE OF CONTENTS

Explanatory Note	3
Signatures	4

Exhibit Index

Exhibit 31.1	Certifications Required by Section 302(a) of Sarbanes - Oxley Act of 2002.
Exhibit 31.2	Certifications Required by Section 302(a) of Sarbanes - Oxley Act of 2002.

Explanatory Note

        MasTec, Inc. is filing this amendment to Form 10-Q for the quarter ended June 30, 2003 solely for the purpose of updating the form of certification in Exhibits 31.1 and 31.2 to reflect recent changes in the form implemented by the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: February 23, 2004	/s/ Donald P. Weinstein —————————————— Donald P. Weinstein Executive Vice President - Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 23, 2004	/s/ Austin J. Shanfelter —————————————— Austin J. Shanfelter President and Chief Executive Office (Principal Executive Officer)

Exhibit 31.1

Certifications Required by Section 302(a)
of Sarbanes-Oxley Act of 2002

I, Austin J. Shanfelter, President and Chief Executive Officer of MasTec Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MasTec Inc. for the quarter ended June 30, 2003;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 23, 2004

/s/ Austin J. Shanfelter
Austin J. Shanfelter, President
and Chief Executive Officer

Exhibit 31.2

Certifications Required by Section 302(a)
of Sarbanes-Oxley Act of 2002

I, Donald P. Weinstein, Executive Vice President and Chief Financial Officer of MasTec Inc., certify that: <OL> 1. I have reviewed this quarterly report on Form 10-Q of MasTec Inc. for the quarter ended June 30, 2003;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 23, 2004

/s/ Donald P. Weinstein
Donald P. Weinstein, Executive Vice President
and Chief Financial Officer