Form 10-K
period 2003-12-31
MASTEC INC
filed 2004-07-29
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

Commission File Number 001-08106

Mastec, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0829355
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 S. Douglas Road, 12th Floor, Coral Gables, FL	33134
(Address of Principal Executive Offices)	(Zip Code)

(305) 599-1800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $146,606,680 (based on a closing price of $5.43 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2004).

      There were 48,390,100 shares of common stock outstanding as of June 30, 2004.

Cautionary Statement Regarding Forward-Looking Statements

      We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “target,” “project” and similar expressions are intended to identify forward-looking statements. They also include statements regarding:

•	our future growth and profitability;

•	our competitive strengths; and

•	our business strategy and the trends we anticipate in the industries and economies in which we operate.

      These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to:

•	economic downturns, consolidation and technological and regulatory changes in the industries we serve;

•	consolidation within our markets;

•	technical and regulatory changes in our clients’ industries;

•	the highly competitive nature of our industry;

•	the ability of our clients to terminate many of our contracts;

•	the seasonality and quarterly variations we experience in our revenue and profitability;

•	our dependence on a limited number of clients;

•	the restrictions imposed by our credit facility and senior notes; and

•	the other factors referenced in this Annual Report, including, without limitation, under “Item 1. Business”, including the subsection of such item captioned “Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. These and other risks are detailed in this Annual Report on Form 10-K, in the documents that we incorporate by reference into this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this Annual Report on Form 10-K to reflect future events or circumstances. We qualify any and all of our forward-looking statements by these cautionary factors.

      We have restated our annual financial statements for 2001 and 2002. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2001 and 2002 giving effect to the restated information, see “Restatement of 2001 and 2002 Financial Statements” at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements.

PART I

Item 1.	Business

Overview

      MasTec, Inc. (collectively, with its subsidiaries, “MasTec”), is a Florida corporation which serves providers of telecommunications, broadband (including cable, satellite and high speed Internet), energy services, traffic control and homeland security systems throughout many parts of North America. Although our clients may contract with us for a full range of services, our offerings are more typically separated into the construction, design, and installation or the maintenance and upgrade, of infrastructure. We, or our predecessors, have been active in the specialty infrastructure services industry for over 70 years. In 2003, we provided services to more than 600 clients.

      Our industry is highly fragmented and characterized by small, local companies. With approximately 6,900 employees, we believe, based on our experience, that we are one of a limited number of companies in our industry that is national in scope and multi-disciplinary in competency, allowing us to address the full range of our clients’ infrastructure needs, ranging from basic installation and construction to sophisticated engineering, design and integration.

      Our clients include some of the largest and most prominent companies in the telecommunications, broadband and energy fields, many of which have selected us for multiple projects or extended engagements. We also provide services to a number of state departments of transportation and the federal government.

      We believe that our experience, size and reputation for quality and reliability have resulted in a stable base of recurring business from our existing clients and position us to attract new clients.

      We provide the following services:

      Design. We assist clients with planning and designing infrastructure projects. Our engineers are trained and knowledgeable in a variety of technology and infrastructure fields. Our involvement in the planning and design phase of projects allows us to assist our clients in managing civil, environmental, structural and electrical issues that arise in infrastructure projects.

      Build. We build underground and overhead telecommunications, cable, power delivery, traffic control and homeland security systems for our clients.

      Install. We install buried and aerial fiber optic cables, coaxial cables, copper lines, electrical distribution systems and transmission systems in a variety of environments for our clients. We also install satellite dishes and set-top broadband boxes in the homes of our clients’ customers. Our installation focus is both in new projects and areas where there is a need to deploy upgrades and replacements.

      Maintain and Upgrade. We offer 24-hours-a-day, 7-days-a-week, 365-days-a-year maintenance and support to our clients. Our comprehensive service offerings include the regular maintenance of our clients’ distribution facilities and networks as well as emergency services for accidents or storm damage.

      To accomplish our build, install, maintenance and upgrade work, we maintain a large fleet of trucks, backhoes, trenchers and other heavy machinery that we use across various industries.

      We generally provide services to clients under

•	service agreements for upgrade and/or maintenance services within a defined geographic territory for multi-year terms and

•	installation/construction contracts for specific projects.

      We recognize revenue as the related work is performed under these contracts.

      Some of our larger clients include BellSouth, Comcast Communications, DIRECTV®, Florida Power & Light, Progress Energy, and Sprint for which we provide services at agreed prices. Our revenues from contracts with these six clients were approximately $229.0 million and $366.4 million for the years ended December 31, 2002 and 2003, respectively. The contracts generally provide for extensions by mutual consent. Although these contracts may legally be terminated by our clients for any or no reason on little notice; they can continue in place for many years. As an example, we, and our predecessor, Church & Tower, have had a relationship with BellSouth for more than twenty years.

      From time to time, we enter into contracts for specific construction projects that are unlikely to be recurring in nature. For example, in 2003 we entered into a contract to build a gas pipeline in Coos Bay, Oregon. In the past two years, gas pipeline projects like the Coos Bay, have accounted for less than 5% of our revenues. We are engaged in litigation related to this project, see Item 3. “Legal Proceedings.”

      We serve clients in the following industries:

      Telecommunications. We help telecommunications companies design, build, install, maintain and upgrade the physical facilities used to provide telecommunications service from the provider’s central office to the ultimate consumer’s home or business. The services that we provide telecommunications companies include:

•	providing route development, right of way and other site acquisition, permitting, materials procurement, acceptance testing and as-built documentation;

•	excavating, placing and splicing fiber optic, coaxial and copper cable;

•	assembling and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures;

•	placing drop lines from the main distribution terminals to the client’s home or business; and

•	maintaining, removing and replacing these facilities.

      A representative sample of our telecommunications clients include:

•	BellSouth Telecommunications, Inc.;

•	Qwest Corporation;

•	SBC Communications Inc.;

•	Sprint Corporation; and

•	Verizon Communications Inc.

      In 2003, revenues from our North American and international telecommunications services totaled $270.2 million, or approximately 31.0% of our total revenues for the year. We ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary would be transferred to the bankruptcy estate. In 2003 we were engaged in a single project in Mexico which was completed shortly after year-end. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Broadband. We assist broadband companies, including cable television and satellite companies, to design, build, install, maintain and upgrade the systems that bring cable television, satellite services, digital services, high-speed Internet access and telephony to homes in the United States and Canada.

      The services that we provide cable television and broadband providers include:

•	designing cable television systems;

•	building or rebuilding of cable television plants;

•	wiring of multiple dwelling units to allow for broadband service and increased bandwidth;

•	installing cable television and satellite connections and residential cable set top boxes, modems and satellite dishes; and

•	maintaining networks for providers of cable television and broadband services.

      A representative sample of our broadband clients include:

•	Adelphia Communications Corporation;

•	Charter Communications, Inc.;

•	Cogeco Cable, Inc.;

•	Comcast Cable Communications, Inc.;

•	Cox Communications, Inc.;

•	DIRECTV®, Inc.;

•	Rogers Cable, Inc.; and

•	Time Warner, Inc.

      In 2003, revenues from our broadband services totaled $265.4 million, or approximately 30.5% of our total revenues for the year. Comcast and DIRECTV® accounted for 13.5% and 11.4%, respectively, of our total revenues for 2003.

      Energy. We help electric, gas and pipeline companies design, build, install, maintain and upgrade overhead and underground electrical distribution systems, transmission systems, substations, wind farms, switchyards, and natural gas pipelines.

      The services that we provide electric, gas and pipeline companies include:

•	drafting, permitting, material procurement, and engineering/design services;

•	building electrical substations and switchyards;

•	installing natural gas pipelines and manholes;

•	installing overhead and underground transmission and distribution systems;

•	maintaining and installing electrical and other utilities’ transmission and distribution networks; and

•	restoring asphalt and concrete surfaces.

      A representative sample of our energy clients include:

•	Dominion Resources, Inc.;

•	Florida Power and Light Company;

•	Gulf Power Company;

•	Oncor Electric Delivery Company (formerly known as TXU Electric Company & TXU Gas Company);

•	Progress Energy, Inc.;

•	Southern Co./ Georgia Power Co.; and

•	TECO Energy Inc.

      In 2003, our energy services revenues were $198.6 million, or approximately 22.8% of our total revenues for the year.

      Traffic Control Systems and Homeland Security. We help departments of transportation and local municipalities design, build, install, maintain and upgrade traffic control systems, including video surveillance systems and cameras, remote-controlled variable message signs, radar detection devices, traffic signal systems and count stations. As of, and during the year ended, December 31, 2003 we provided traffic control services to 12 states and were qualified to provide these services to 40 states and the federal government. However, as a result of our inability to file our 2003 financial statements on a timely basis the number of states in which we are qualified to do business has been reduced in 2004. See “Risk Factors — If we are unable to obtain our audited financial statements on a timely basis we could experience a decrease in our revenues from some governmental clients.”

      We began designing, building, installing and maintaining similar systems in support of federal and state government homeland security projects in 2003. We believe homeland security represents a growing market for our services. Our homeland security service offerings include bridge, port, border and airport security and monitoring.

      The services that we provide departments of transportation, local municipalities and state and federal governmental agencies include:

•	designing traffic control systems;

•	installing the electronic components of central control centers that remotely monitor and control the operation of multiple traffic control devices;

•	installing video cameras, message signs, radar detection devices, traffic signals, and count stations on public roadways; and

•	maintaining and installing traffic control and homeland security systems.

      A representative sample of our traffic control clients include:

•	Florida Department of Transportation;

•	Georgia Department of Transportation;

•	Tennessee Department of Transportation;

•	Texas Department of Transportation; and

•	Virginia Department of Transportation.

      In 2003, traffic control systems and other government services revenues totaled $136.1 million, or approximately 15.6% of our total revenues for the year.

Backlog

      At December 31, 2003, we had a backlog in our domestic operations of approximately $1.1 billion. Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts and our estimate of work on existing service agreements. Our backlog also includes certain service agreements that contain multiple year terms. We expect to complete most of our project-specific backlog as of December 31, 2003 during the eighteen months thereafter.

      Many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. Since our backlog is subject to unanticipated adjustments and cancellations it is, therefore, an uncertain indicator of our future revenues and earnings. We have historically experienced variances in the components of our backlog for various reasons. The revenues projected from our backlog may not be realized or, if realized, may not result in profits.

Sales and Marketing

      We market our services individually and in combination with other companies to provide the most efficient and effective solution to meet our clients’ demands, which increasingly require resources from multiple disciplines. Through our unified MasTec® brand and an integrated organizational structure designed to permit rapid deployment of labor, equipment and materials, we are able to quickly and efficiently allocate resources to meet client needs.

      We have developed a marketing plan emphasizing the MasTec® registered service mark and an integrated service offering to position ourselves as a provider of a full range of services solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our clients and reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our service groups in coordination with our corporate marketing organization. Most of our management have many years of experience in the industries they serve, both at the service provider level and in some cases with the clients we serve. Our service group managers market directly to existing and potential clients for new contracts and also market our company to be placed on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level. We also market through our internal and external sales forces and our corporate marketing department.

Safety and Insurance/ Risk Management

      Our business requires the use of equipment and exposure to conditions that can be hazardous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, clients and third parties for property damage and personal injuries resulting from the performance of our services.

      We are committed to ensuring that our team members perform their work safely and we strive to instill safe work habits in all of our team members. Our policies require that team members complete the prescribed training and service program for which they work in addition to those required by applicable law. We evaluate our team members not only on the basis of the efficiency and quality of their work but also on their safety records and the safety records of the team members they supervise. We also hold regular training sessions and seminars with our team members devoted to safe work practices. We have established a company-wide safety committee to share best practices and to monitor and improve compliance with safety regulations.

      The primary claims we face in our operations are workers’ compensation, automobile liability and various general liabilities. We maintain insurance policies with respect to these risks, but these policies are subject to per claim deductibles of $2 million. We have umbrella coverages up to $70 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer. Such letters of credit amounted to $54.3 million at December 31, 2003. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. We periodically review the status of such claims and expenses and the extent of the accrued liability. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported on a timely basis and the effectiveness of our safety program. Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts and historical trends and we believe such accruals to be adequate. Because of increases in claims (primarily workers compensation claims), a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. The increased collateral requirements may be in the form of additional letters of credit. An increase in collateral requirements could significantly reduce our liquidity. If our actual insurance claims or costs are higher than our estimates, it could reduce our profitability and liquidity.

      On January 1, 2004, we formed a captive insurance subsidiary, JMC Insurance Company, Inc., a South Carolina corporation, to write a portion of our own workers’ compensation, general liability and automobile liability coverages under deductible reinsurance policies. JMC Insurance Company, Inc., which is our first formation and management of a captive insurance company, was capitalized with a $1.0 million letter of credit.

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

      We use independent contractors to perform portions of our services and to manage work flow. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. Our subcontracts typically contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. These payment limitation provisions may not be available to us in certain cases or jurisdictions.

Competition

      The markets we serve are highly competitive. The specialty infrastructure services arena is highly fragmented and we normally compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. We also face competition from existing or prospective clients which employ their own personnel to perform some of the same types of services we provide. Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. The industry is characterized by many small companies whose activities are geographically concentrated. We are one of a limited number of providers with a nationwide comprehensive services offering.

      We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our clients consider a number of these factors in choosing a service provider, most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor in determining which services provider is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements.

      The competitive environments in the markets we serve are very similar. However, each market has specific matters impacting the scope of opportunities, as well as the nature and intensity of future competition among infrastructure providers, in that market.

      Telecommunications. Our telecommunications customers include regional Bell operating companies, commonly referred to as RBOCs, and rural telecommunications service providers. Factors impacting the capital improvements and maintenance expenditures of our telecommunications customers include competitive pressures, regulatory oversight, changing technologies, the need for ongoing maintenance, and initiatives to expand and upgrade their systems.

      Recent capital expenditures by the RBOCs have been limited primarily to local network maintenance. These companies curtailed their capital expenditures in part due to economic conditions and also as a result of what they perceive to be a negative regulatory climate. The Federal Communications Commission, the regulatory oversight body for the RBOCs, has sought to encourage local market competition by forcing the RBOCs to contract the use of their facilities to competitors at pre-established rates which the RBOCs have claimed are below their costs. The United States Supreme Court has upheld the authority of the FCC to require RBOCs to contract their facilities. This decision and recent actions by the FCC may require negotiation of improved rates for competitors’ use of RBOC networks beginning in 2005. Such actions may improve RBOC cash flows and funds available for future investment. However, RBOCs may continue to limit their capital spending despite what appears to be a need for them to replace their existing copper wire infrastructure with optical fiber (an initiative referred to in the industry as “fiber to the home”).

      Rural telephone companies rely on subsidized government loans from Rural Utility Services, a federal government entity, to fund their capital expenditures. Recent capital expenditures by these companies have also been limited; however they appear prepared to proceed with fiber to the home network upgrades as a result of increased funding availability from Rural Utility Services and internal initiatives to offer their customers the latest technologies and reduce the “digital divide” that has existed to date between rural and urban residents.

      Broadband. We design, build and maintain cable television networks and also provide cable television and satellite residential installation services. In addition to required ongoing maintenance and systems upgrades, the capital expenditures of our broadband clients are determined by competitive pressures, franchise commitments and evolving technologies.

      Cable television companies have been upgrading their networks over the past few years with fiber, coaxial cable and higher capacity electronics. By introducing fiber optics to their networks, the cable television companies now have the capability of providing more channels, interactive services, video on demand, voice over internet protocol and high speed internet access. A large number of fiber-coaxial networks are now in place. We believe the cable television industry will continue to consolidate. Consequently, we expect capital expenditures by cable television companies to significantly decrease in the next few years.

      Energy. We design, build and maintain distribution systems, both gas and electrical, for energy providers. To a lesser extent, we are involved in substation and transmission system construction. Our energy clients’ capital improvements and maintenance expenditures are driven by demands for increased reliability, safety standards, regulatory requirements and overall economic conditions.

      Historically, energy utilities have contracted with outside parties for their construction projects but performed their own maintenance. As competitive pressures continue, many utilities may be forced to outsource a greater percentage of their maintenance work.

      The August 2003 electrical blackout of portions of the Northeast and Midwest U.S. highlighted the shortcomings that exist in the present U.S. electrical transmission grid. Legislation has been proposed to establish performance criteria for the grid as well as provide economic incentives for its upgrading in order to prevent major blackouts in the future. Substantial funds are expected to be expended over the next ten years to bring the national transmission grid to a higher level of reliability.

      Traffic Control Systems and Homeland Security. As federal, state and local governments constitute our customer base in this market, the nature and level of government authorized expenditures determine the scope of opportunities available to us. In particular, this industry will be greatly affected by the amount of funds the federal government appropriates for highways across the country under proposed reauthorization of the Transportation Equity Act for the 21st Century (TEA-21). This reauthorization would be a six year extension of the TEA-21 bill passed in 1998 that covered a six year program ending in 2004. Bills related to the TEA-21 have passed both the House of Representatives and the Senate but in different forms. It is anticipated that Congress will extend the TEA-21 bill that passed in 1998 for a short period of time pending the negotiation of the final law. The amount of funding ultimately approved by Congress will determine the extent to which individual state departments of transportation can pursue additional traffic control systems projects.

Regulation

      As an infrastructure provider, we are governed by the state and federal laws which apply to businesses generally, including regulations related to labor relations, worker safety and environmental protection. Unlike our clients, many of which are in regulated industries (for example, utilities which are regulated by the public service commission or broadband companies which are regulated by franchise agreements with various municipalities), as a service provider to these clients we are not directly regulated by these agencies or boards.

      Our operations are subject to various laws, including:

•	those of state and the United States Departments of Transportation and the Occupational Safety and Health Administration;

•	contractor licensing requirements;

•	building and electrical codes; and

•	permitting and inspection requirements.

      We do not have any patents that are material to our business. We believe we have all licenses and permits material to the conduct of our operations and that we are in compliance with all material applicable regulatory requirements. However, if we fail to comply with any material applicable regulatory requirements, including environmental laws, we could incur significant liabilities. See “Risk Factors — Our failure to comply with environmental laws could result in significant liabilities.”

Financial Information About Geographic Areas

      During the years ended December 31, 2001, 2002 and 2003 we operated in the United States, Brazil and Canada. In 2003, we became engaged in a single project in Mexico which we completed shortly after December 31, 2003. Financial information for our U.S. and foreign operations is as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Revenues:
United States	$1,136,096	$770,038	$824,474
Foreign	86,484	68,017	45,773

	$1,222,580	$838,055	$870,247

	At December 31,

	2001	2002	2003

	(In thousands)
Long Lived Assets:
United States	$146,194	$114,053	$82,541
Foreign	5,580	4,422	3,291

	$151,774	$118,475	$85,832

      Our business, financial condition and results of operation in foreign countries may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic developments.

      We ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary would be transferred to the bankruptcy estate.

Employees

      As of December 31, 2003, we had approximately 6,900 team members in our North American operations and 360 team members in Brazil. The total number of our team members is down from December 31, 2002 by approximately 300 for North America and 2,600 for Brazil. Approximately 250 of our team members are represented by labor unions, principally the Communication Workers of America or the International Brotherhood of Electrical Workers. We believe that our employee relations are good.

      Recruiting. Our primary hiring sources for our team members include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain team members by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries, and a comprehensive benefits package. Our MasTec registered brand and integrated service offering also has created a unified corporate culture that we believe helps attract and retain team members. Team members are exposed to numerous technologies being deployed by our clients which serves as a recruitment tool. We attract talent from numerous sources including higher learning institutions, colleges, and industry.

      Training and Career Development. We believe that our continuous focus on training and career development helps us to retain our team members. Team members participate in on-going educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. Manufacturers of telecommunications equipment also sponsor training programs covering the installation and maintenance of their equipment, which our team members regularly attend. We also provide opportunities for promotion and mobility within our organization that we believe helps retain our team members.

Available Information

      A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on the Internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. Copies of our Board of Directors Governance Principles, Code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Corporate Governance Committees are also available on the Internet in the Investor Relations section of our website, www.mastec.com, or may be obtained by contacting Marc Lewis, our Vice President of Investor Relations, by phone at (305) 406-1815 or by email at marc.lewis@mastec.com. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Risk Factors

      You should carefully consider the risks described below, together with all of the other information in this Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

Risks Related to Our Industry and Our Clients’ Industries

An economic downturn in the industries we serve may result in certain of our clients being unable to pay us on a timely basis, or at all, and lead to a decrease in demand for our services.

      We are subject to the credit risks resulting from changes in the business and economic factors affecting our clients. Commencing in the latter part of 2001 and throughout 2002, certain segments of the telecommunications and broadband industries suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. Included in general and administrative expense in 2001, 2002 and 2003 were provisions for bad debts of $182.2 million, $15.4 million and $8.8 million, respectively. As of December 31, 2003, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $21.2 million, net of $9.4 million in specific reserves for bad debts, with the remaining amounts expected to be recovered through liens or bonds.

      The downturn resulted in reduced capital expenditures for infrastructure projects, even among clients that did not experience financial difficulties. Although our strategy is to increase the percentage of our business derived from large, financially stable telecommunications, broadband and energy companies and governmental entities, these clients may not continue to fund capital expenditures for infrastructure projects at current levels. Even if they do continue to fund projects, we may not be able to increase our share of their business. Additional bankruptcies or further decreases in our clients’ capital expenditures could reduce our revenues, cash flows and liquidity and weaken our financial condition.

Since the industries we serve are subject to consolidation and rapid technological and regulatory change, our inability or failure to adjust to our clients’ changing needs and demands could impact our ability to compete with others who serve those industries.

      We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from clients in the telecommunications and broadband industries. The telecommunications and broadband industries are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. New or developing technologies could displace the wireline systems used for the transmission of voice, video and data, and improvements in existing technology may allow telecommunications and broadband providers to significantly improve their networks without physically upgrading them. Additionally, the telecommunications and broadband industries have been characterized by a high level of consolidation that may result in the loss of one or more clients. The energy industry has also entered into a phase of consolidation similar to the telecommunications and broadband industries, which could lead to the same uncertainties as in the telecommunications and broadband industries.

Our industry is highly competitive which may reduce our market share and harm our financial performance.

      Our industry is highly fragmented and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective clients which employ in-house personnel to perform some of the same types of services we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

      A significant portion of our revenue is currently derived from agreements under which we charge our clients a fixed price for each specified unit of service that we perform. Historically, price has often been the principal factor in determining whether the services provider is awarded the work on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements. In addition, we could be underbid by larger competitors in an effort to procure such business.

We may incur goodwill impairment charges which could harm our future operating results.

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. During the fourth quarter of 2002, we performed a review of goodwill for impairment which resulted in a charge of approximately $79.7 million ($51.9 million, net of tax). The primary factors contributing to the impairment charge were the overall deterioration of the business climate during 2002 and the continued depression of the market values of our common stock and the equity securities of other companies that serve our industry. Should these factors or similar factors occur in the future, we may incur additional impairment charges related to goodwill. Current and future accounting charges related to impairment would be reflected on our consolidated financial statements as an operating expense.

We may incur restructuring charges which could harm our operating results.

      We continuously review our operations in an effort to improve profitability. In 2002, we implemented a restructuring program under which we:

•	eliminated services offerings that no longer fit into our current business strategy;

•	reduced or eliminated services that did not produce adequate revenues or margins;

•	reduced costs of businesses which provided adequate profit contributions but needed margin improvements; and

•	reviewed new business opportunities capable of utilizing our existing human and physical resources.

      As a result of this program, we incurred a pre-tax charge of $3.7 million in 2002. We could incur charges in the future as a result of similar reviews. The charges would be reflected as an operating expense and would reduce our profitability.

Our failure to comply with environmental laws could result in significant liabilities.

      We perform work in many different types of underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. In such cases, these objects may rupture, resulting in the discharge of pollutants. If we are unable to obtain reimbursement from the parties providing the incorrect information, we may be liable for fines and damages.

      We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

      We perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials.

      These releases may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines.

      In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could adversely impact our revenues and cash flows.

      We have, from time to time, received notice from the U.S. Department of Transportation that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we cannot successfully resolve these issues, our ability to service our clients could be damaged which could lead to a reduction of our revenues and cash flows.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

      We are subject to various actual and potential claims, lawsuits and proceedings which arise in the ordinary course of business. Claimants can seek large damage awards and these claims can involve potentially significant defense costs. When appropriate we establish provisions against these items which we believe to be adequate in the light of current information, legal advice and professional indemnity insurance coverage, and we adjust such provisions from time to time according to developments. If in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Risks Related to Our Business

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.

      In the year ended December 31, 2003, we derived approximately 13.5% and 11.4% of our revenues from Comcast Cable Communications, Inc. and DIRECTV®, Inc., respectively. In addition, our top 20 clients accounted for approximately 54.2% and 64.2% of our revenues in the years ended December 31, 2002 and 2003, respectively. Because our business is concentrated among relatively few major clients, our revenues could decline if we lose one or more of these clients or if the amount of business we obtain from them is reduced. A significant decline in the work these clients assign us could materially decrease our revenues. A material decline in our revenues would result in a decline in profitability and a deterioration of our financial condition, cash flow and liquidity.

Most of our contracts do not obligate our clients to undertake any infrastructure projects or other work with us. A significant decline in the work these clients assign us would decrease our revenues.

      A significant portion of our revenues is derived from service agreements. Under our service agreements, we contract to provide clients with services within defined geographic areas. Each service agreement consists of individual services (work orders), each performed for a fixed fee under the agreement. Under these contracts, our clients have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the work these clients assign us would result in a decline in profitability and a deterioration of our financial condition, profitability and liquidity.

Most of our contracts may be canceled on short notice, so our revenues are not guaranteed.

      Many of our contracts are typically cancelable on short notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Therefore, these contracts do not give us the assurances that long-term contracts typically provide. Many of our contracts, including our service agreements, are open to public bid at the expiration of their terms. We may not be the successful bidder on our existing contracts that come up for bid. We also provide a significant portion of our services on a non-recurring, project by project basis. We could experience a reduction in our revenues and a decline in profitability which would result in a deterioration of our financial condition, cash flow and liquidity if:

•	our clients cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid; or

•	we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.

Our results of operations may be subject to the risk that we may not estimate accurately the costs associated with our services which would harm our results of operations.

      Our revenues are substantially derived from service agreements and other contracts that are, for the most part, fixed price contracts. The terms of these contracts require us to guarantee the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent on our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and rising costs of materials and labor. Certain agreements or projects could have lower margins than anticipated if actual costs for our contracts exceed our estimates, which could harm our results of operations or financial condition.

Amounts included in our backlog may not result in actual revenues or translate into profits.

      Many of our contracts do not require our clients to purchase a minimum amount of services. In addition, many of our contracts are cancelable on short notice. Therefore, our backlog may not result in actual revenues in any particular period or at all. In addition, any contracts included in our backlog that generate revenues may not be profitable. We have historically experienced variances in the components of our backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control and may experience such delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in our revenues and a decline in profitability which would result in a deterioration of our financial condition, profitability and liquidity.

We are effectively self-insured against many potential liabilities.

      Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, because those policies are subject to high deductibles, we are effectively self-insured for substantially all claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as an accrued liability. We periodically review the status of such claims and expenses and the extent of the accrued liability. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not timely reported and the effectiveness of our safety program. Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts and historical trends and we believe such accruals to be adequate. Because of increases in claims (primarily workers compensation claims), a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. The increased collateral requirements may be in the form of additional letters of credit. An increase in collateral requirements could significantly reduce our liquidity. If our insurance claims or costs are higher than our estimates, it could reduce our profitability.

      On January 1, 2004, we formed a captive insurance subsidiary, JMC Insurance Company, Inc., a South Carolina corporation, to write a portion of our own workers’ compensation, general liability and automobile liability coverages under deductible reinsurance policies. JMC Insurance Company, Inc., which is our first formation and management of a captive insurance company, was capitalized with a $1.0 million letter of credit.

We may be unable to obtain sufficient bonding capacity to support certain service offerings.

      Some of our contracts require performance and payment bonds. Bonding capacity in the infrastructure industry has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to certain contractors. Those companies that have been successful in renewing or obtaining coverage have generally been required to post additional collateral to secure the same amount of bonds. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain clients. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post collateral to secure bonds which would decrease the liquidity that we would have available for growing our business and other purposes. We reported net losses for the years ended December 31, 2001, 2002 and 2003 and expect to report a net loss for the first quarter of 2004. Should we continue to incur net losses, our credit ratings could continue to decline and our overall level of bonding capacity could be reduced.

In addition to being a seasonal business, our business may also be affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

      The budgetary years of many of our specialty infrastructure services clients end December 31. As a result, our clients typically reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to render external services in certain regions of the United States and Canada. As a result, we experience reduced revenues in the first and fourth quarters of each year.

If we are unable to attract and retain qualified managers and employees, we will be unable to operate efficiently which could reduce our profitability.

      Our business is labor intensive, and many of our operations experience a high rate of employee turnover. At times of low unemployment rates in the United States, it will be more difficult for us to find qualified personnel at low cost in some areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. As we offer new services and pursue new client markets, we will need to increase our operations management support personnel. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs or the loss of key personnel could result in reduced profitability, which would negatively impact our cash flows from operations and liquidity.

We account for our projects using percentage-of-completion and units-of-delivery, therefore variations of actual results from our assumptions may reduce our profitability.

      We use the percentage-of-completion method to recognize revenue and related costs as work progresses on our non-unit based fixed price contracts. Under the percentage-of-completion method, the cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs, after adjusting estimated total contract costs for the most recent information. The percentage-of-completion method relies on estimates of total expected contract costs.

      Accordingly, contract revenues and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our cash flow from operations and liquidity.

      We recognize revenue on unit based construction and installation projects using the units-of-delivery method. Under the units-of-delivery method revenue is recognized as the units are completed. The price for each of the units is fixed by the contract. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if the estimated costs to complete the remaining units for the project exceed the revenues to be earned on such units.

      For the year ended December 31, 2003 we incurred approximately $28.7 million of losses on percentage-of-completion contracts.

We expect to record additional losses and charges as a result of our Brazil operations.

      In the years ended December 31, 2001, 2002 and 2003 4.7%, 5.0% and 2.2%, respectively, of our revenues were derived from operations in Brazil and in 2003 we experienced a net loss of $22.0 million from these operations. The largest portion (approximately $9.8 million) of this net loss arose from approximately 1,700 labor claims brought by ex-employees against our Brazil operations which are still pending as of June, 2004. Almost half of those claims resulted from December 2003 terminations. We ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary would be transferred to the bankruptcy estate. We will record additional losses in 2004 as a result of our Brazil operations including charges relating to the writeoffs of our net investment in, and goodwill recorded for our Brazil subsidiary. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Acquisitions include varying degrees of inherent risk that could result in a reduction of our profitability and liquidity.

      We have made, and may in the future make, strategic acquisitions. These acquisitions may expose us to operational challenges and risks, including:

•	the ability to integrate the acquired business operations and financial reporting and accounting control systems into our business;

•	increased indebtedness associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs; and

•	the ability to hire qualified personnel required for expanded operations.

      A failure to successfully manage the operational challenges and risks associated with or resulting from acquisitions could result in a reduction of our profitability and liquidity. Borrowings associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service the debt within the scheduled repayment terms.

Risks Related to Our Company and Our Common Stock

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our business.

      We are in the process of improving our procedures and measures, and in the future plan to continue to work on strengthening these procedures, to enhance the effectiveness of our internal controls. See Item 9A “Controls and Procedures”. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

If we are not successful in complying with Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis, our ability to obtain financing may be impaired.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting beginning with our 2004 Annual Report and also requires our independent public accountants to attest to this report. We may not be successful in complying with Section 404 prior to the due date of our 2004 Annual Report. The failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the requirements.

We may incur significant expenses due to the purported class action complaints that were filed against us and certain of our officers.

      In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. We may be unable to successfully resolve these disputes without incurring significant expenses. See Item 3. “Legal Proceedings”.

We have experienced, and may experience in the future, fluctuations in our operating revenues.

      Primarily as a result of the bankruptcies and adverse financial conditions of certain of our telecommunications and broadband clients and declining sales of our telecommunications, broadband and energy services, we experienced a decline in our revenues of $384.5 million from 2001 to 2002. We may experience similar declines in revenues in the future.

The market price of our common stock has been, and may continue to be, highly volatile.

      From 2001 to 2003, for example, our common stock fluctuated from a high of $24.75 in the first quarter of 2001 to a low of $1.31 in the first quarter of 2003.

      Numerous factors could have a significant effect on the price of our common stock. Such factors include:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	future sales of our common stock or other securities;

•	announcements of new contracts or clients by us or one of our competitors;

•	market conditions for telecommunications, broadband or energy, or telecommunications, broadband or energy services companies’ stocks in general;

•	changes in recommendations or earnings estimates by securities analysts; and

•	announcements of acquisitions by us or one of our competitors.

      In addition, the stock market has experienced significant price and volume fluctuations in recent years that have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may cause the market price of our common stock to decrease.

Our credit facility and senior notes impose restrictions on us which may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including responding to changing business and economic conditions or securing additional financing, if needed.

      We have a $125 million revolving credit facility. We also have a $196.0 subordinated debt agreement. As of December 31, 2003, the amount outstanding under the 7.75% senior subordinated notes due in

February 2008 was $195.9 million. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	making investments in excess of specified amounts;

•	incurring additional indebtedness in excess of a specified amount;

•	paying cash dividends;

•	making capital expenditures in excess of a specified amount;

•	creating certain liens;

•	prepaying our other indebtedness, including the senior subordinated notes;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and senior subordinated notes indenture).

      Events that are beyond our control may affect our ability to comply with these provisions. If we breach any of these covenants, we could be in default under the credit facility or under the indenture relating to the senior subordinated notes. A default could result in the acceleration of either our obligations under the credit facility or under the indenture relating to the senior subordinated notes, or both. In addition, these covenants may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent additional financing is needed, we may not be able to obtain such financing at all or on favorable terms which may decrease our liquidity.

If our operating losses continue we may be in default under our credit facility.

      We were not in compliance with certain covenants of our credit facility as of December 31, 2003, due to our net loss for 2003 and the delay in filing this Annual Report on Form 10-K. We amended our credit facility on July 22, 2004. Based upon our internal 2004 projections, we expect to be in compliance with the amended financial covenants of the credit facility. However, we may not be able to achieve our 2004 internal projections or maintain compliance with the amended financial covenants, in which case we could be required to seek further modifications of the terms of our credit facility or another source of financing to continue operations.

If we are unable to obtain our audited financial statements on a timely basis we could experience a decrease in our revenues from some governmental clients.

      The audit of our 2003 financial statements and the filing of this Annual Report on Form 10-K were not completed within the period necessary for us to qualify as an approved direct bidder for state department of transportation projects in Florida and Texas. These states require that we submit on an annual basis, audited financial statements within 120 days after the end of the audited period. The other state DOT’s also require us to submit our annual financial information to qualify as an approved direct bidder for their projects. Until we submit such audited financial statements and other information on a timely basis, our status as an approved bidder for any new state DOT work in those states has been, or could be, suspended. As a result, until we are able to comply with the applicable state DOT requirements we could be unable to serve as a direct provider of new services to several state DOT’s and we could experience a decrease in revenues from these clients.

A small number of our existing shareholders have the ability to influence major corporate decisions.

      Jorge Mas, our Chairman, and other members of his family beneficially own approximately 42% of the outstanding shares of our common stock. Accordingly, they are in a position to influence:

•	the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

•	the nomination of individuals to our Board of Directors; and

•	a change in our control.

      These factors may discourage, delay or prevent a takeover attempt that other shareholders might consider in their best interest.

Our Articles of Incorporation and Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

      Certain provisions of our articles of incorporation and bylaws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control of MasTec and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which may discourage hostile takeover bids. In addition, our certificate of incorporation authorizes our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could also dilute the voting power of the holders of common stock, including the loss of voting control to others which could delay or prevent an acquisition or change in control of MasTec.

Item 2.	Properties

      Our corporate headquarters were previously located in a 60,000 square foot building owned by us in Miami, Florida. We relocated our corporate headquarters to a 24,000 square foot leased facility in Coral Gables, Florida in December 2003. In August 2003, we sold our former headquarters building for $3.8 million.

      Our operations are conducted from approximately 240 service facilities. We do not believe any of these facilities is material to our operations because most of our services are performed on the clients’ premises or on public rights of way. In addition, we believe that suitable alternative locations are available in substantially all areas where we currently conduct business.

      We also own property and equipment, which at December 31, 2003 had a net book value of $85.8 million (see Note 6 of Notes to Consolidated Financial Statements). This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes and testing equipment. We obtain our equipment from various third-party vendors, none of which we depend upon, and did not experience any difficulties in obtaining desired equipment in 2003. However, we have experienced recent credit downgrades as a result of our operating losses and other factors, and in the future we may experience difficulties in obtaining desired equipment. If we are successful in obtaining such equipment, it may be on terms less favorable than previous purchase or leasing arrangements.

Item 3.	Legal Proceedings

      In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. We plan to vigorously defend these lawsuits but we may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings any potential loss cannot presently be determined with respect to this litigation.

      The United States Army Corps of Engineers together with the Oregon Division of State Land, and Department of Environmental Quality has issued two cease and desist orders with respect to our Coos Bay gas pipeline project. The first cease and desist order was issued on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentinite resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. We received the subsequent cease and desist order on December 22, 2003. The order addressed additional sedimentary discharges caused by the clean up efforts. We are in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or are otherwise prohibited pursuant to the Clean Water Act. However, we have been cooperating with United States Army Corps of Engineers and the Oregon Division of State Land to mitigate any adverse impact as a result of the construction. No fines or penalties have been assessed to date. Construction work on the pipeline ceased in December 2003. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the federal district court action. The amount of revenues we have recognized on the Coos Bay project that remain uncollected at December 31, 2003 amounted to $5.4 million. In addition to these uncollected receivables, we also have other claims and interest in excess of $6.0 million which we have not recognized as revenue and to which we believe we are entitled to under the terms of the contract. In addition, we have been made party to a number of citizen initiated actions arising from the Coos County project. A number of individual property owners have brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups have brought an action in federal court for alleged violations of the Clean Water Act. The Oregon Bureau of Labor and Industry, in response to complaints from a labor advocacy group, has undertaken an investigation of our compliance with prevailing wage codes. The amount of loss, if any, relating to any of these matters cannot presently be determined.

      The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, has initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, our Chairman of the Board, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($98.6 million at December 31, 2003). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier agreed to reimburse us for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

      On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the Board of Directors and senior management, including Jorge Mas, our Chairman of the Board, and Austin J. Shanfelter, our President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the Sintel matter described above, the severance we paid our former chief executive officer, and our investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec’s behalf. The Board of Directors has formed a special litigation committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and we recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations were referred to the special committee for investigation. In November 2003, a settlement was entered into between the parties pursuant to which we agreed to implement certain corporate governance policies. Our directors’ and officers’ insurance carrier paid $1.0 million into a settlement fund; $300,000 of this fund will be paid to plaintiff’s counsel to cover fees and expenses and the remaining $700,000 will be available to be used at our discretion. The Special Litigation Committee issued its report on December 11, 2003, as amended on April 22, 2004. The report concluded that the settlement would be in the best interest of MasTec and its shareholders, that it was not in our best interest to pursue claims against our officers and directors and, specifically with respect to the improper recognition of revenue allegations in Mr. Schipper’s supplemental demand the report concluded that there was no evidence that any improper conduct had been involved. On February 9, 2004, the court entered an order setting a “Fairness Hearing” for June 4, 2004 in which the settlement was finalized. Our insurance carrier deposited the $1.0 million into escrow to be released in July 2004 if no appeal of the decision is filed.

      We are also a party to other pending legal proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings, we believe that any liability arising from these matters will not have a material adverse impact on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 10, 2003 a special shareholders’ meeting was held at which the holders of a majority (35,446,481 out of the total issued and outstanding of 48,212,109) of our issued and outstanding common stock were present and voted to approve MasTec’s Amended and Restated 2003 Stock Incentive Plan for Non-Employees. Shareholders voted to approve the amendment as follows:

	For	Against	Abstain

Shares Voted	25,172,177	10,261,015	13,289
Percent of Shares Voted	71.01%	28.94%	0.03%

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Market Information. Our common stock is listed on the New York Stock Exchange under the symbol “MTZ.” The following table sets forth, for the quarters indicated, the high and low sale prices of our common stock, as reported by the New York Stock Exchange.

	Year Ended December 31,

	2002		2003

	High	Low	High	Low

First Quarter	$8.30	$5.25	$3.30	$1.31
Second Quarter	$9.13	$6.80	$6.48	$1.88
Third Quarter	$7.65	$2.40	$11.90	$5.35
Fourth Quarter	$4.30	$2.03	$15.50	$10.00

      Holders. As of June 30, 2004, there were 2,149 shareholders of record of our common stock.

      Dividends. We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions on our common stock without the prior consent of the lenders. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

      Equity Compensation Plan Information. See Item 11. “Executive Compensation” and Note 10 to Notes to Consolidated Financial Statements included in Item 8. of this Report.

Item 6.	Selected Financial Data

      The following table sets forth our selected consolidated financial data, which has been derived from our audited consolidated financial statements.

      The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All financial information set forth below reflects the restatement of our financial statements for 2001 and 2002, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements” and Note 2 to our Consolidated Financial Statements.

	Year Ended December 31,

			2000	2001		2002
			As	As		As
	1999		Restated	Restated		Restated		2003

	(In thousands, except per share amounts)
Statement of Operations Data
Revenues	$1,059,022		$1,330,296	$1,222,580		$838,055		$870,247
Costs of revenues, excluding depreciation	$803,799		$1,020,325	$990,170		$749,422		$793,161
Net income (loss) before cumulative effect of change in accounting principle	$44,726	(1)	$63,531 (2)	$(93,727	)(3)	$(110,885	)(4)	$(52,299	)(5)
Net income (loss)	$44,726		$63,531	$(93,727)		$(136,556)		$(52,299)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.07		$1.37	$(1.96)		$(2.31)		$(1.09)
Basic earnings (loss) per share	$1.07		$1.37	$(1.96)		$(2.85)		$(1.09)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.05		$1.32	$(1.96)		$(2.31)		$(1.09)
Diluted earnings (loss) per share	$1.05		$1.32	$(1.96)		$(2.85)		$(1.09)

	December 31,

		2000	2001	2002
		As	As	As
	1999	Restated	Restated	Restated	2003

	(In thousands)
Balance Sheet Data
Working capital	$169,619	$241,952	$246,589	$139,154	$113,360
Property and equipment, net	$153,527	$159,673	$151,774	$118,475	$85,832
Total assets	$728,409	$956,345	$853,294	$622,681	$610,940
Total debt	$279,658	$209,483	$269,749	$198,642	$201,665
Total shareholders’ equity	$256,833	$498,713	$403,815	$263,010	$215,818

(1)	Includes a write-down of $10.2 million related to non-core international assets.

(2)	Includes a net write-down and other charges of $26.3 million related primarily to non-core assets.

(3)	Includes charges of $16.5 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, as well as provisions for bad debt totaling $182.2 million related to clients who filed for bankruptcy protection and severance charges of $11.5 million.

(4)	Includes charges of $12.8 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, restructuring charges of $8.3 million, impairment of goodwill of $79.7 million, and provisions for bad debt totaling $15.4 million.

(5)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2003 and 2002 — Costs of revenues, Operating margins and General and administrative expenses for discussion of factors impacting our net loss for 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

      We serve providers of telecommunications services, broadband services (including cable, satellite and high speed Internet) energy services and traffic control and homeland security systems.

      Revenues by customer industry group are as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Telecommunications	$667,235	$398,743	$270,199
Broadband	236,433	152,104	265,383
Energy	194,996	162,823	198,583
Government	123,916	124,385	136,082

	$1,222,580	$838,055	$870,247

      We perform a majority of our work under service agreements. Some of these agreements are referred to as master service agreements, because they are exclusive (with certain exceptions) up to a specified dollar amount per work order within a defined geographic area. Work performed under service agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These service agreements are frequently awarded on a competitive bid basis, although clients are often willing to negotiate contract extensions beyond their original terms without re-bidding. Our service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination by the client on short notice. Our master service and similar type service agreements provide that we will furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed.

      The remainder of our work is provided pursuant to contracts for specific installation/construction projects or jobs. For installation/construction projects we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenues on unit based projects are recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed. Revenues on non-unit based contracts are recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenues as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that incurred costs to date bear to estimated total contract costs. Clients are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the client.

      Revenues by type of contract are as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Master service and other service agreements	$700,761	$503,891	$596,148
Installation/construction projects agreements	521,819	334,164	274,099

	$1,222,580	$838,055	$870,247

      Our costs of revenues include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, fuel, subcontractor costs, equipment rental, materials not provided by our clients, and insurance.

      Our clients generally supply materials such as cable, conduit and telephone equipment.

      General and administrative expenses include all costs of our management and administrative personnel, severance payments, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.

Financial Metrics

      Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are:

•	revenue by client and industry;

•	monthly, quarterly and annual changes in revenue by client and industry;

•	backlog;

•	costs of revenues, and general and administrative expenses as percentages of revenue;

•	number of vehicles and equipment per employee;

•	days sales outstanding; and

•	interest and debt service coverage ratios.

      We analyze this information periodically through operating reviews which include detailed discussions related to significant jobs/projects, proposed investments in new business opportunities or property and equipment and integration and cost reduction efforts.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

      We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      Revenue and related costs for service agreements are recognized as the services are rendered.

      Revenue and related costs for installation/construction projects are recognized on the units-of-delivery or percentage-of-completion method. We recognize revenue on unit based construction and installation projects using the units-of-delivery method. Under the units-of-delivery method revenue is recognized as the units are completed. The price for each of the units is fixed by the contract. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenues to be earned on such units.

      We recognize revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We estimate total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, we record revenues and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs, after adjusting estimated total contract costs for the most recent information. If, as work progresses, the actual contract costs exceed our estimates, the profit we recognize from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss.

      We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from clients for delays we believe were caused by the clients, errors in specifications and designs, change orders in dispute or unapproved as to either scope or price, or other causes of unanticipated additional costs. Although any costs for the work related to these claims have been included in costs of revenues, since we cannot reliably estimate what amounts, if any, of these claims are probable of collection, we have not recognized any of these claims as revenues in our Consolidated Statement of Operations for the year ended December 31, 2003. We may not be successful in collecting any of these claims.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, client concentrations, client credit-worthiness, client financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves for doubtful accounts on a quarterly basis. If our estimates of the collectibility of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

      Our estimates for our allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or the industries we serve, and our loss experience has increased during such times.

      We recorded provisions against earnings for doubtful accounts of $182.2, $15.4, and $8.8 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Inventories

      Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During 2002 and 2003, we recorded inventory obsolescence provisions of $5.2 million and $2.2 million, respectively, that have been included in “Costs of revenue” in the accompanying Consolidated Statements of Operations.

Depreciation

      We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

      Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $5.8 million for the year ended December 31, 2003 from the amount of expense which would had been reported using the previous useful lives as a result of the change of estimate. During 2002 we also implemented a plan to improve profitability by more effectively utilizing our fleet. Under the plan, we began disposing of excess or underutilized assets in 2002.

      During 2003, we continued to dispose of excess assets and increased our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense. We do not anticipate continued declines in our overall equipment costs, since we believe we have disposed of the majority of our excess assets as of December 31, 2003.

Valuation of Long-Lived Assets

      We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144,

“Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, economic conditions, interest rates, the anticipated cash flows of the businesses related to these assets and our business strategies are all subject to change in the future. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. During 2002 and 2003, we recognized impairment losses of $12.8 million and $0.9 million, respectively, relating to long-lived assets no longer in use and held for sale and certain assets in use.

Valuation of Intangible Assets and Investments

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds fair market value. Should this be the case, the value of our goodwill may be impaired and written down. The valuations employ a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Impairment losses are reflected in operating income or loss in the Consolidated Statements of Operations.

      Our adoption of SFAS No. 142 in 2002 resulted in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in our consolidated statement of operations for 2002 as a cumulative effect due to a change in accounting principle, as discussed in Note 3 to the Consolidated Financial Statements. Impairment losses subsequent to adoption totaling $79.7 million ($51.9 million, net of tax) are reflected in our operating results in the Consolidated Statement of Operations for 2002.

      We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.

Insurance Reserves

      We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, automobile and general liability policies. We have excess umbrella coverages up to $70 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer. Such letters of credit amounted to $54.3 million at December 31, 2003. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts and historical trends and we believe such accruals to be adequate. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which could reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.

      On January 1, 2004, we formed a captive insurance subsidiary, JMC Insurance Company, Inc., a South Carolina corporation, to write a portion of our own workers compensation, general liability and automobile liability coverages under deductible reinsurance policies. JMC Insurance Company, Inc., which is our first formation and management of a captive insurance company, was capitalized with a $1 million letter of credit.

Income Tax Liability

      We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.

      As a result of our 2002 and 2003 operating losses, we have recorded valuation allowances aggregating $4.9 million and $8.3 million as of December 31, 2002 and 2003, respectively, to reduce certain of our net deferred state tax assets to their estimated net realizable value.

Restructuring Charges

      During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program which included:

•	Elimination or reduction in the scope of service offerings that no longer fit into our core business strategy or long-term business plan.

•	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate of return requirements and aggressively seeking to improve margins and reduce costs.

•	Analysis of businesses that provide adequate profit contributions but still need margin improvements which includes aggressive cost reductions and efficiencies.

•	Review of new business opportunities in similar business lines that can utilize our existing human and physical resources.

      The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The plan resulted in a pre-tax charge to operations of $3.7 million in 2002. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted in 2002. As of December 31, 2003, all employees to be terminated pursuant to our restructuring program have been terminated. We also closed approximately 25 facilities during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations due to these facilities not representing separate components of our business for which cash flows could be clearly defined. We also continue to be involved in the markets in which these 25 facilities operated. As of December 31, 2003, we have remaining obligations under existing lease agreements for closed facilities of approximately $0.6 million.

      In addition to the costs noted above, we paid a consulting firm approximately $4.6 million to assist us in preparing the plan, all of which was expensed in 2002 as the plan was complete as of December 31, 2002. We also recognized valuation allowances and impairment losses related to property and equipment of approximately $12.8 million in connection with the restructuring plan.

      The following is a reconciliation of the restructuring accruals as of December 31, 2003 as well as reductions in the restructuring accruals during 2003 (in thousands):

Accrued costs at December 31, 2002
Severance costs	$571
Lease cancellation costs	2,164

2,735
Cash payments	(2,135)

Accrued costs at December 31, 2003	$600

      Economic conditions, our business strategies or other factors could dictate further downsizing or elimination of elements of our business in the future, resulting in additional restructuring charges in 2004.

Litigation and Contingencies

      Litigation and contingencies are reflected in our consolidated financial statements based on our assessments, along with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings.

Results of Operations

Restatement of Financial Statements

      We have restated our annual financial statements for the years ended December 31, 2001 and 2002 to increase our insurance expense (net of tax) and for the year ended December 31, 2002 to record a valuation allowance for certain of our net deferred state tax assets. See Note 2 to our Consolidated Financial Statements for an explanation of these restatements. The following table shows the net impact of the restatements on our loss before cumulative effect of change in accounting principle and benefit for income taxes, net loss before cumulative effect of change in accounting principle and net loss.

	Year Ended December 31,

	2001		2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Loss before cumulative effect of change in accounting principle and benefit for income taxes	$(147,212)	$(149,403)	$(168,608)	$(173,324)

Net loss before cumulative effect of change in accounting principle	$(92,354)	$(93,727)	$(103,135)	$(110,885)

Net loss	$(92,354)	$(93,727)	$(128,806)	$(136,556)

      We also restated our quarterly financial information for 2003 as a result of certain adjustments to revenues and other items that impact these previously issued quarterly reports. See Note 2 to our Consolidated Financial Statements for an explanation of these restatements.

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2003		June 30, 2003		September 30, 2003

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenues	$180,569	$180,297	$209,108	$207,841	$248,373	$242,539

(Loss) income before cumulative effect of change in accounting principle and benefit (provision) for income taxes	$(2,648)	$(2,920)	$4,733	$3,466	$10,662	$4,121

Net (loss) income before cumulative effect of change in accounting principle	$(1,588)	$(1,752)	$2,765	$2,020	$6,250	$2,310

Net (loss) income	$(1,588)	$(1,752)	$2,765	$2,020	$6,250	$2,310

      For information about the material weaknesses and reportable conditions identified by our independent certified registered public accounting firm, the separate Audit Committee investigation and the steps we are taking to address the concerns raised, see “Item 9A: Controls and Procedures.” For more information concerning the background of the restatements, see Note 2 to our Consolidated Financial Statements.

      Except as otherwise clearly stated, all financial information contained in this Annual Report on Form 10-K gives effect to the restatements.

2004 Outlook

      We expect to report a loss for the quarter ended March 31, 2004 significantly greater than the loss of approximately $1.8 million which we reported for the quarter ended March 31, 2003.

      We believe we have increased market opportunities in 2004 in four areas:

      Fiber to the Home (FTTH) — Regional bell operating companies, municipalities and rural telephone companies presently rely on copper wire infrastructures. These entities will eventually need to upgrade their infrastructures with optical fiber, an initiative referred to in our industry as “fiber to the home”. Our resources, relationships and capabilities should position us to acquire a share of this growing market. We believe our rural telephone company clients will proceed with FTTH projects, utilizing available funding from the Rural Utility Service. Additionally, some municipalities are expected to build their own FTTH networks, and we are pursuing greater levels of business with these customers.

      Federal Market for Telecommunications Upgrades — The federal government plans to continue to upgrade its telecommunications networks and systems for military bases, ports, borders and security systems. We are making a concerted effort to market to major government contracting firms and believe we can establish ourselves as a participant in this market.

      Local Maintenance Work for Electrical Grid Upgrades — We believe market and other conditions are making it increasingly attractive for utilities to outsource their maintenance activities and we are marketing our services in this area.

      RBOC Maintenance Agreements — We serve regional bell operating companies in states that are currently experiencing new housing activity and population increases such as Florida, Georgia, Nevada,

North Carolina, South Carolina, and Texas. Such new housing and population increases could increase the demand for our services.

      Our 2004 results could be adversely affected by the matters discussed in Item 1. under the title “Risk Factors” of this Annual Report on Form 10-K and by the matters discussed in the paragraphs that follow.

•	In 2003 we experienced a $92.7 million increase in revenues from Comcast Communications, one of our broadband industry customers. This revenue growth was driven to a significant extent by large projects to rebuild and upgrade Comcast’s existing broadband networks in certain areas of the country. These rebuild and upgrade work revenues will decline as we begin completing these projects in 2004. Consequently, we expect our revenues from Comcast will decline in 2004. To replace these revenues, we plan to pursue additional work from our broadband customers for installations to new and existing homes and more maintenance and repair work.

•	Our status as an approved bidder on any state Department of Transportation (DOT) work is dependent in part on our submission on a timely basis of audited financial statements. Due to the delay in the completion of our 2003 audit, we were unable to submit our 2003 financial statements within the period required by the states of Florida and Texas. These states require that we submit on an annual basis, audited financial statements within 120 days after the end of the audited period. The other state DOTs also require us to submit our annual financial information to qualify as an approved direct bidder for their projects. Until we submit such audited financial statements and other information on a timely basis, our status as an approved bidder for new state DOT work has been, or could be, suspended. As a result, until we are able to comply with the applicable state DOT requirements we could be unable to serve as a direct provider of new services to several state DOTs and, we could experience a decrease in revenues from these clients.

•	We have commenced legal action against some of our clients in connection with work performed in 2003. Outstanding accounts receivable, (exclusive of claims amounts) relating to contracts on which we are making claims amounted to $12.2 million at December 31, 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from clients for delays we believe were caused by the client, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Any costs for the work related to these claims have been included in costs of revenues in 2003. However, as we cannot conclude that any of these claim amounts are probable of collection, we have not recognized such claim amounts as revenues in our Consolidated Statement of Operations for the year ended December 31, 2003. If we are unsuccessful in our negotiations with our clients for some of these claims, we will take legal actions in an attempt to collect such amounts. Our clients may counterclaim against us for alleged contract damages, alleged liquidated damages and/or indemnification. If our clients can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the client (including any remaining outstanding accounts receivable from the customer under the agreed contract price) and/or create liabilities for us.

•	The audit of our 2003 financial statements disclosed a material weakness in our internal controls and financial reporting processes. See Item 9A. “Controls and Procedures”. We are in the process of correcting these deficiencies. We may be required to incur significant incremental expenses to correct these deficiencies. We also expect to incur added expenses to increase our financial and accounting resources.

•	In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act, as amended, related to our announcement on April 13, 2004 that we had identified matters that impacted current and prior period earnings. We may be unable to successfully resolve these disputes without incurring significant expenses. See Item 3. “Legal Proceedings”.

•	Under our credit facility we are required to be in compliance with certain covenants. The credit facility was amended on July 22, 2004 to modify these covenants. As a result of our net loss for the year ended December 31, 2003 we would not have been in compliance with the financial covenants of our credit facility without this amendment. We are dependent upon borrowings and letters of credit under the facility to fund our operations. While we believe we will be in compliance with the terms and covenants of the amended facility for 2004, we may not be able to achieve our 2004 internal projections and thus may not be in compliance with the terms and covenants of our credit facility. Should we be unable to comply with such terms and covenants we would be required to obtain further modifications of the facility or another source of financing to continue to operate. Any such modifications or other sources of financing could significantly increase our financing costs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

•	We expect to record additional non-cash charges in 2004 to write off amounts in connection with the disposition of our Brazil subsidiary. At December 31, 2003 such amounts aggregated $7.4 million, consisting of our accumulated foreign currency translation loss of $21.1 million less the excess of our Brazil liabilities over our Brazil assets (excluding goodwill) of $13.7 million. The write off of these amounts will not impact our cash flows. We also expect to write off approximately $12.3 million in goodwill associated with our Brazil subsidiary in 2004.

Comparisons of Fiscal Year Results

      The components of our consolidated statements of operations, expressed as a percentage of revenues, are set forth in the following table.

	Year Ended December 31,

	2001	2002
	As	As
	Restated	Restated	2003

Revenues	100.0%	100.0%	100.0%
Costs of revenues, excluding depreciation	81.0	89.4	91.1
Depreciation	4.2	4.2	3.3
General and administrative expenses	24.6	14.2	10.5
Goodwill impairment	—	9.5	—
Interest expense, net of interest income	1.2	2.2	2.3
Other (expense) income, net	(1.2)	(1.2)	0.2

Loss before cumulative effect of change in accounting principle and benefit for income taxes	(12.2)	(20.7)	(7.0)
Benefit for income taxes	4.6	7.5	1.0

Net loss before cumulative effect of change in accounting principle	(7.6)	(13.2)	(6.0)
Cumulative effect of change in accounting principle	—	(3.1)	—

Net loss	(7.6)%	(16.3)%	(6.0)%

      The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto.

Comparison of Years Ended December 31, 2003 and 2002

      Net loss. Our net loss for 2003 was $52.3 million as compared to a net loss of $136.6 million for 2002. Included in our 2003 net loss was a net loss reported by our international operations of $23.5 million. Our foreign operations generated net income of $1.0 million in 2002.

      Revenues. Revenues were $870.2 million for 2003 as compared to $838.1 million for 2002. The increase in revenues of $32.2 million for 2003 was primarily due to growth in our broadband revenues and, to a lesser extent, growth in business with our energy and government clients. Our overall 2003 revenue growth was reduced by a $128.5 million decrease in telecommunications revenues which includes a $22.2 million decrease in our foreign operations.

      We experienced a 74.5% increase in revenue from broadband customers such as Comcast and DIRECTV® for upgrade construction and residential installation work. Overall revenues from broadband customers grew by $113.3 million in 2003.

      Revenue from energy clients grew by $35.8 million in 2003 to $198.6 million compared to $162.8 million in 2002 primarily due to new gas pipeline and electrical substation contracts. Our revenue from government work increased by $11.7 million in 2003 compared to 2002 due to an increase in dollar value of projects and expansion of the business into new states in 2003.

      Historically, we have derived a significant amount of our revenues from telecommunications clients. Commencing in the latter part of 2001 and throughout 2002, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn resulted in reduced capital expenditures for infrastructure projects, even among clients that did not experience financial difficulties. Revenues from telecommunications clients continued their downward trend in 2003. However, we believe revenues from our North American telecommunications clients will begin to increase in 2004.

      While we have refocused our business towards large, financially stable telecommunications, broadband, energy, governmental and other clients, these clients may not continue to fund capital expenditures for infrastructure projects at current levels or we may not be able to increase our market share with these stronger clients. Telecommunications revenues from our Brazil subsidiary were $41.8 million and $18.8 million in 2002 and 2003, respectively. We ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary would be transferred to the bankruptcy estate.

      Costs of revenues. Costs of revenues were $793.2 million for 2003, compared to $749.4 million for 2002. Costs of revenues grew in terms of total dollars in 2003 due to the overall increase in revenues and a slight increase in payroll. Costs of revenues in 2003 include $28.7 million in losses incurred on construction projects during the year. These losses arose from project costs that exceeded our expectations for a variety of reasons including internal bid, project management and cost estimation issues, errors in specifications and designs, work outside of original contract scope and customer-caused delays.

      Operating margins. Our operating margins (revenues less costs of revenues, excluding depreciation) were $77.1 million (8.9% of revenue) and $88.6 million (10.6% of revenue) for 2003 and 2002, respectively. Operating margins as a percentage of revenue declined in 2003 in part due to losses incurred on construction projects and our Brazil operations.

      In 2003 we performed work on undocumented or unapproved change orders or other matters which are being disputed by our clients. We did not recognize this work performed as revenue. Any expenses for the work associated with these change orders and other matters have been included in costs of revenues. With respect to these disputes we believe we are entitled to some additional amounts for work we have performed on certain projects. We are negotiating with our customers, and will make or have made claims against some of them for additional amounts we believe we should receive on these projects. Should we be successful in collecting some of these claims we would recognize them as revenue when received. However, we may not be successful in collecting any of these claims.

      Depreciation expense. Depreciation expense was $28.8 million for 2003, compared to $35.1 million for 2002. In 2003, depreciation expense was reduced by $5.8 million related to the change in estimate in useful lives that occurred on November 30, 2002. In addition, we reduced depreciation expense in 2003 by continuing to reduce capital expenditures, disposing of excess equipment and placing greater reliance on operating leases to meet our equipment needs. We do not anticipate continued declines in our overall equipment costs since we believe we have disposed of the majority of our excess assets. In the event there is a need for additional equipment, we may purchase the equipment which will result in depreciation expense or lease the equipment which will be reflected as cost of revenue.

      General and administrative expenses. General and administrative expenses were $91.8 million for 2003, compared to $118.8 million for 2002. The 2003 decrease of $27.0 million is related to our restructuring plan which resulted in the termination of employees, consolidation of facilities, functions and locations, and the recording of restructuring charges in 2002. In addition, bad debt expense included in general and administrative expense declined by approximately $7.6 million from 2002 to 2003. These charges were offset by an additional expense of $9.8 million related to employment claims filed in Brazil in the year ended December 31, 2003. In the fourth quarter 2003, we became involved in a dispute with our only remaining significant Brazilian customer. A number of labor claims were brought by ex-employees against our Brazil operations. Under Brazilian law, this customer was also liable for claims made by these employees. Our customer began to settle these claims without our consent, setting off the payments against balances due to us. The customer also began to withhold payment on other amounts owed to us as a reserve against future offsets. In early December 2003, in response to their non-payment of outstanding amounts due to us for work performed, and in an effort to force the customer to honor our work contracts, we notified this customer of our intention to cease all work performed for them and terminate our work force assigned to their projects if payments to us were not resumed immediately. Our customer ignored our letter demands. In a last effort to force contract compliance, we terminated essentially all the staff working on this customer’s account, reducing our active staff in Brazil in December 2003 to approximately 360. Contrary to our expectations, neither the threat nor the actual termination of the employees resulted in our customer resuming negotiations. Instead, the customer hired our staff directly. By end of January 2004, it was evident that we would not recover the relationship with this customer.

      The receivable, work in progress and retainage balances from this and other Brazilian clients amounts to $7.7 million at December 31, 2003, of which we have reserved $4.1 million. We have engaged counsel in an effort to collect these balances. We are defending the labor claims accumulated by our Brazilian operations and the claims arising from our December 2003 terminations. Total claims, as of June 11, 2004 amounted to approximately $51.7 million. However, we estimate our actual exposure at 20% of the total and have therefore accrued $10.3 million for this liability at December 31, 2003.

      Due to the provisions we recorded in 2003 for accounts receivable, labor claims and other assets, our Brazil subsidiary incurred a net loss of $22.0 million for 2003, as compared to net income of $1.1 million for the prior year. We ceased performing contractual services for our customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary, as well as its assets and liabilities, would be transferred to the bankruptcy estate.

      We expect to record additional non-cash charges in 2004 to write off amounts in connection with the disposition of our Brazil subsidiary. At December 31, 2003 such amounts aggregated $7.4 million, consisting of our accumulated foreign currency translation loss of $21.1 million less the excess of our Brazil liabilities over our Brazil assets (excluding goodwill) of $13.7 million. The write off of these amounts will not impact our cash flows. We also expect to write off approximately $12.3 million in goodwill associated with our Brazil subsidiary in 2004.

      We continue to evaluate additional measures to streamline our cost structure.

      Interest expense. Interest expense, net of interest income, was $19.8 million for 2003, compared to $18.2 million for 2002. Net interest costs grew as our average borrowings increased to support working capital needs. We incur interest expense primarily from our long-term subordinated debt which carries a fixed rate and to a lesser extent on periodic credit line borrowings to meet working capital needs and support various letters of credit.

      Other (expense) income. Other income in 2003 increased to $1.7 million from an other expense of $10.3 million during 2002. Other (expense) income in both years includes a gain on disposal of certain non-core assets and investments. During the year 2002, the gain was offset by a $13.2 million valuation allowance to reduce the carrying value of certain assets held for sale, long lived assets in use and investments. During 2003, the gain was slightly offset by the settlement of litigation of approximately $2.3 million and the write-off of certain non-core assets and investments.

      Income taxes. For 2003 and 2002 our effective tax rates were approximately 15.0% and 36.0%, respectively. Our balance sheet as of December 31, 2003, includes a net deferred tax asset of $55.3 million of which $41.9 million relates to federal taxes and the remainder to various state and foreign taxes, net of valuation allowance. The realization of this net deferred tax asset is dependent upon our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize the portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income based upon a prudent and feasible tax planning strategy available to us involving the sale of one of our divisions. However, this tax planning strategy does not appear viable for the purpose of realizing all of the various state income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $3.4 million in 2003 to reduce certain of our net deferred state tax assets at December 31, 2003, to their estimated net realizable value of $55.3 million. We also recorded a valuation provision for state deferred taxes in 2002. However this 2002 provision was less material to our overall deferred benefit in 2002 and this lesser relative impact of 2002 valuation allowance is the primary reason for the difference in our effective tax rate from 2002 to 2003. Should we continue to incur operating losses in 2004, we do not anticipate recording any additional deferred tax benefits on such losses.

      Deferred tax assets, net in 2003 increased to $55.3 million from $46.7 million. The increase in deferred tax assets, net was due to an increase in deferred tax assets of $6.8 million and a reduction in deferred tax liabilities of $1.8 million. The increase in deferred tax assets was primarily related to our net operating loss carryforwards of $23.6 million as a result of our net loss in 2003, offset by a decrease in deferred tax assets relating to goodwill of $12.4 million and an increase in the valuation allowance of $3.4 million for state tax assets. The reduction in deferred tax liabilities was primarily due to an increase in deferred tax liabilities for property and equipment of $4 million offset by a decrease in deferred tax liabilities for other temporary differences of $4.3 million.

Comparison of Years Ended December 31, 2002 and 2001

      Net loss. For 2002 and 2001, we reported net losses of $136.6 million and $93.7 million respectively.

      Revenues. Our revenues were $838.1 million for 2002, compared to $1,222.6 million for 2001, representing a decrease of $384.5 million or 31.5%. Revenues from our broadband customers declined by $84.3 million due to industry consolidation and bankruptcies which resulted in a postponement of broadband capital expenditures. Our telecommunication revenues declined by $268.5 million as a result of continued reductions in capital expenditures by incumbent communications and broadband clients and our decision to reduce services to certain competitive local exchange carriers due to adverse financial conditions experienced by many such carriers. Our energy revenues declined by $32.2 million, which was partially the result of exiting certain unprofitable contracts as well as negative industry trends that resulted in reduced capital expenditures by our clients. Our revenues from traffic control systems and other government services remained essentially flat from 2001 to 2002, primarily as a result of poor weather conditions in the southwestern, midatlantic, and southeastern regions of the United States. During the fourth quarter of 2002, we implemented restructuring initiatives under which we streamlined service offerings, closed and consolidated some facilities, terminated some employees, sold assets and transferred other assets to other locations. These activities impacted divisions responsible for $77.8 million in revenues, $85.9 million in cost of revenues and $17.1 million in general and administrative expenses in 2002.

      Costs of revenues. Our costs of revenues were $749.4 million for 2002, compared to $990.2 million for 2001. Our operating margins (revenues less costs of revenues, excluding depreciation) were $88.6

(10.6% of revenue) and $232.4 million (19.0% of revenue) for 2002 and 2001, respectively. In 2002, margins were adversely affected by under-utilization of personnel and equipment and demobilization and redeployment costs as we adjusted to reduced capital spending by our client base. In addition, our margins were negatively affected by additional reserves for insurance and litigation, restructuring charges and demobilization costs incurred to exit certain contracts and locations.

      Depreciation expense. Depreciation expense was $35.1 million for 2002, compared to $51.7 million for 2001. The decrease in the amount of depreciation expense in 2002 was due primarily to reduction of fixed assets resulting from disposals of excess equipment.

      Goodwill impairment. In 2002, we performed a review of goodwill for impairment which resulted in a charge of approximately $79.7 million. The primary factors contributing to the impairment charge were the overall deterioriation of the business climate in 2002 and the continued depression of the market values of our common stock and the equity securities of other companies that serve our industry. There was no charge in impairment of goodwill in the year ended December 31, 2001.

      General and administrative expenses. General and administrative expenses were $118.8 million in 2002, compared to $301.1 million in 2001. Included in general and administrative expense are provisions for doubtful accounts of $15.4 million and $182.2 million in 2002 and 2001, respectively. The large provision for 2001 was primarily attributable to customers in certain sectors of the telecommunications industry, which experienced a severe downturn at the end of 2000 and throughout 2001. We recorded $107 million of the 2001 provision during the third quarter, and $92 million of this amount relates to two domestic competitive local exchange carriers that filed for bankruptcy during the fourth quarter of 2001. We had provided extended payment terms to one of these companies in exchange for a long-term exclusive infrastructure services agreement. These two customers were responsible for $52.7 million of our revenues for 2001. The overall customer account analysis we performed during 2001 included approximately 60 customers with financial difficulties for which we recorded allowances. Revenues generated from these customers were approximately $294 million in 2001. We incurred severance charges of $0.2 million in 2002 in connection with our restructuring plan, and $11.5 million in 2001 primarily related to severance we paid to our former president and chief executive officer.

      Interest expense. Interest expense, net of interest income, in 2002 was $18.2 million. This compares to $14.7 million for 2001. We had no outstanding draws on our credit facility as of December 31, 2002. Although we continued to incur interest expense from our long term debt and periodic credit line borrowing to meet working capital needs and support various letters of credit, we reduced interest expense by $1.2 million during 2002. This reduction was partially offset by a $4.7 million reduction in interest income from notes receivable.

      Other expense. Other expense in 2002 was $10.3 million, compared to $14.4 million in 2001. In 2002, a $5.0 million gain on disposal of certain non-core assets, investments and excess equipment was offset by a $13.2 million valuation allowance to reduce the carrying value of certain assets held for sale, long lived assets in use and investments. In 2001, we recorded an impairment charge of $6.5 million related to our equity investment in a client and a $10.0 million write-down of non-core international assets.

      Income taxes. Our effective tax rate for 2002 was approximately 36.0%, compared to 37.0% in 2001. The decrease in our effective tax rate was due to a valuation allowance of $4.9 million recorded against state deferred tax assets. Our balance sheet as of December 31, 2002, included a net deferred tax asset of $46.6 million. We anticipated that we would generate sufficient pretax income in the future to realize the full benefit of the federal portion of our net deferred tax asset and accordingly, a valuation allowance for our federal net deferred tax asset was not recorded at December 31, 2002. In making this assessment, we considered our projected future pretax income base upon prudent and feasible tax planning strategies available to us. However, such tax planning strategies did not appear viable for the purpose of realizing all of the various state income tax components of our net deferred tax asset. Accordingly, we recorded a valuation provision of approximately $4.9 million to reduce certain of our net deferred state tax assets at December 31, 2002 to their net realizable value.

Financial Condition, Liquidity and Capital Resources

      Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, other borrowings and sale of investments, property and excess assets. Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service.

      We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, and the corresponding spending by our clients on their annual capital expenditure budgets. Our business is slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. We generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, although some contracts allow our clients to retain a portion (from 2% to 15%) of the contract amount until the contract is completed to their satisfaction. We maintain inventory to meet the material requirements of some of our contracts. Some of our clients pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount.

      Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors usually contain a “pay-when-paid” provision, whereby our payments to subcontractors are made after we are paid by our clients.

      As of December 31, 2003, we had $113.4 million in working capital compared to $139.2 million as of December 31, 2002. Accounts receivable at December 31, 2003 were $208.2 million, as compared to $185.2 million at December 31, 2002. The increase of $23.0 million in accounts receivable at December 31, 2003 from the prior year end is due to the corresponding increase in revenues for the fourth quarter of 2003 as compared to the fourth quarter of 2002 of $50.1 million. Accounts payable at December 31, 2003 rose by $25.9 million from the prior year end with the increased fourth quarter activity.

      Cash and cash equivalents increased from $8.7 million at December 31, 2002 to $19.4 million at December 31, 2003.

      Net cash provided by operating activities was $2.2 million for the year ended December 31, 2003. The net cash provided by operating activities in 2003 reflects the receipt of $28.1 million in income tax refunds resulting from losses incurred in 2002.

      Net cash provided by investing activities was $6.4 million in 2003. During the year, we paid approximately $1.9 million related to contingent consideration from earlier acquisitions that was earned for the 2002 fiscal year and previously recorded in other current liabilities at December 31, 2002. We also invested $6.2 million in our fleet and to replace or upgrade equipment and $4.7 million in technology enhancements. Total capital expenditures of $10.9 million for the year ended December 31, 2003 reflects a $8.1 million decline from the year ended December 31, 2002 levels of $19.0 million as a result of our restructuring initiative to improve our fleet utilization. Also during 2003, we received proceeds of approximately $21.2 million on the sale of assets and investments and for disposal of assets held for sale.

      Net cash provided by financing activities in 2003 of $1.0 million includes $1.1 million from the issuance of common stock due to the exercise of stock options and net proceeds from borrowings of $3.0 million, offset by payments made on capital leases in the amount of approximately $3.1 million.

      We have a credit facility that provides for borrowings up to an aggregate of $125.0 million. The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, fixed assets, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of December 31, 2003 and 2002, availability under the credit facility totaled $37.9 and $39.2 million net of outstanding standby letters of credit aggregating $54.5 and $46.7 million, respectively. Substantially all of the outstanding letters of credit are issued to our insurance or bonding providers as part of our insurance and bonding programs. We had no outstanding draws under the credit facility as of December 31, 2003 and 2002 although we periodically borrowed against the credit facility during 2003 and 2002. Amounts outstanding under the revolving credit facility mature on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of our operating subsidiaries. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

      The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against our assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under our credit facility.

      Under the credit facility we are required to be in compliance with certain monthly financial and reporting covenants. The credit facility was amended on July 22, 2004 modifying these covenants. As a result of our net loss for the year ended December 31, 2003, we would not have been in compliance with the financial covenants of the credit facility as of December 31, 2003 without this amendment. Under the amended agreement, our North American operations must maintain minimum tangible net worth equal to:

•	$62 million beginning April 30, 2004

•	plus 50% of the consolidated net income of our operations from April 30, 2004 through the date of determination.

      Our North American operations must also maintain a minimum fixed charge ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined as the ratio of our net income before interest expense, income tax expense, depreciation expense and amortization expense to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio, the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

Period	Ratio

For the 2 month period ending May 31, 2004	1.00 to 1.00
For the 3 month period ending June 30, 2004	1.50 to 1.00
For each of the 4, 5 and 6 month periods ending July 31, August 31 and September 30, 2004	1.75 to 1.00
For each of the 7, 8, and 9 month periods ending October 31, November 30, and December 31, 2004	2.00 to 1.00
For each of the 10 and 11 month periods ending January 31 and February 28, 2005	2.00 to 1.00
For the 12 month period ending on March 31, 2005 and each 12 month period ending on the last day of each calendar month thereafter	2.00 to 1.00

      Based upon our current assessment of market conditions for our business and our internal projections for 2004 results, we believe we will be in compliance with the credit facility’s amended financial covenants for 2004. We are dependent upon borrowings and letters of credit under this facility to fund our operations. Should we be unable to comply with terms and covenants of the credit facility, we would be required to obtain further modifications of the facility or another source of financing to continue to operate. We may not be able to achieve our internal projections for 2004 results and thus may not be in compliance with the credit facility’s financial covenants for 2004.

      We have $196.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of December 31, 2003 and 2002. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our 7.75% senior subordinated notes prohibits incurring additional indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if the additional debt had been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit agreement. If we fail to maintain the required ratio under the indenture, our borrowings are limited to the credit facility, the subordinated indenture, renewals of existing debt that is permitted under the indenture plus an additional $25.0 million of indebtedness.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires, beginning with our 2004 Annual Report, our management to report on our internal controls over financial reporting and for our independent certified registered public accounting firm to attest this report. We are in the process of pursuing compliance with Section 404. As mentioned in Item 9A, our independent certified registered public accounting firm identified an overall material weakness in our internal controls. As such, we may not be successful in complying with Section 404 prior to the due date of our 2004 Annual Report. Failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the Section 404 requirements

      Our credit standing and senior subordinated notes are rated by various agencies. In May 2004, Standard & Poor’s downgraded our corporate credit rating for the second time in 2004 from BB- to B, our senior secured bank loan rating from BB to B+ and our subordinated debt rating from B to CCC+. In its press release, Standard & Poor’s stated that the downgrade followed our announcement of a net loss for the 2004 first quarter that is significantly greater than our first quarter 2003 loss as well as a delay in our Form 10-Q filing for the first quarter of 2004. Standard & Poor’s also stated that their credit ratings for us could be lowered further. These downgrades in our credit rating have not had an impact on our liquidity or ability to obtain necessary financing.

      We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers for delays we believe were caused by the customer, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. As we cannot conclude that any of these claim amounts are probable of collection, we have not recognized such claim amounts as revenues in our Consolidated Statement of Operations for the year ended December 31, 2003. If we are unsuccessful in our negotiations with our customers for some of these claims, we will take legal actions in an attempt to collect these amounts. Our customers may counterclaim against us for contract damages, liquidated damages and/or indemnification. If the customers can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the customer (including any remaining outstanding accounts receivable from the customer under the contract price) and/or create liabilities for us.

      The audit of our 2003 financial statements disclosed weaknesses in our internal controls and financial reporting processes. See “Item 9A. Controls and Procedures”. We are in the process of correcting these deficiencies. We are also incurring expenses to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Consequently, we expect to incur more expense on our financial reporting processes and controls in 2004 than we have in prior years.

      In the second quarter of 2004 purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. We plan to vigorously defend these lawsuits but we may be unable to successfully resolve these disputes without incurring significant expenses.

      The following table sets forth our contractual commitments as of December 31, 2003 (in thousands) and our anticipated payment obligations (in thousands) during the periods indicated below:

		Payments Due By Period

					More than
					5 Years and
		Less than			Thereafter
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	$

Senior subordinated notes	$195,887	$—	$—	$195,887	—
Notes payable for equipment	1,418	347	1,046	25	—
Other lines of credit	4,360	4,360	—	—	—
Capital leases	2,126	377	1,389	360	—
Operating leases	43,007	4,556	30,598	3,921	3,932
Executive life insurance	18,630	—	4,403	2,269	11,958

Total	$265,428	$9,640	$37,436	$202,462	$15,890

      Off-balance sheet arrangements — We provide letters of credit to secure our obligations primarily related to our insurance arrangements. Such letters of credit reduce our available borrowings under our credit facility and amounted to $54.5 million at December 31, 2003.

      Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a client and the surety paid our client the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2003, performance and payment bonds outstanding on our behalf totaled $140.5 million.

Seasonality

      Our operations are historically slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on our external activities. Some of our clients tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.

Impact of Inflation

      The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2002 or 2003. To a lesser extent, we are also affected by increases in fuel costs which have increased significantly subsequent to December 31, 2003.

Recently Issued Accounting Pronouncements

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS No. 145 did not have an effect on our results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when we committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on our results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of FIN 45 are applicable only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). The provisions of SFAS No. 148 provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions also amend the disclosure requirements of SFAS No. 123 for both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The transitional provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 and the disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early adoption encouraged. The Company adopted the disclosure requirements of SFAS No. 148 in the last quarter of fiscal 2002. The adoption of this statement did not have a material effect on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which was effective for contracts entered into or modified after June 30, 2003, did not have a material effect on our results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. These financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. Equity securities of consolidated entities that meet the definition of a mandatory redeemable security by virtue of having a finite life (“mandatory redeemable minority interests”) are included in the scope of SFAS No. 150. SFAS No. 150 became effective on June 15, 2003. The FASB deferred the provisions of SFAS No. 150 as they relate to mandatory redeemable minority interests and is expected to issue interpretive guidance with respect to such provisions. The adoption of the other provisions of SFAS No. 150 at the beginning of the third quarter of 2003 did not have a material effect on our results of operations or financial position.

      In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. EITF 00-21 is effective for agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of EITF 00-21 did not have material effect on our results of operations or financial position.

      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have material effect on our results of operations or financial position.

      On December 17, 2003, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) to revise or rescind portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 during December 2003 did not have material effect on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk

      Less than 5% of our outstanding debt at December 31, 2003 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at December 31, 2003 were $201.7 million and $204.7 million, respectively. Based upon debt balances outstanding at December 31, 2003, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.2 million on an annual basis.

Foreign Currency Risk

      We have investments in subsidiaries in Brazil and Canada and sell our services into these foreign markets. We ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary would be transferred to the bankruptcy estate. We also had an investment in a subsidiary in Mexico in 2003. In 2003, we were engaged in a single project in Mexico which was completed shortly after year-end.

      Our foreign currency risk in Mexico is insignificant.

      Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Brazil and Canada at fiscal year end in thousands of U.S. dollar equivalents were as follows:

	December 31,

	2002	2003

Brazilian reals	$9,584	$(13,681)
Canadian dollars	$6,783	$7,397

      Our Brazil and Canada subsidiaries sell services and pay for products and services in Brazilian reals and Canadian dollars, respectively. A decrease in these foreign currencies relative to the U.S. dollar could adversely impact our foreign subsidiaries’ margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of 2003 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenues by $3.8 million for 2003.

      As the assets, liabilities and transactions of our Brazil and Canada subsidiaries are denominated in Brazilian reals and Canadian dollars, respectively, their results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in these foreign currencies relative to the U.S. dollar over the course of 2003 (i.e., in addition to actual exchange experience) would have reduced our foreign subsidiaries’ translated operating loss from $28.0 million to $25.6 million and would have resulted in a net decrease of $1.9 million in our allowance for foreign currency translation loss. These adjusted amounts do not reflect any economic impact of the devaluation of these currencies on our foreign subsidiaries’ revenues, margins, results and overall business.

      See Note 1 of Notes to Consolidated Financial Statements for further disclosures about market risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
     Shareholders of MasTec, Inc.

We have audited the accompanying consolidated balance sheets of MasTec, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003 (as restated – See Note 2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 (as restated), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Miami, Florida

July 23, 2004

REPORT OF INDEPENDENT CERTIFIED REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MasTec, Inc.:

      In our opinion, the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows of MasTec, Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

February 18, 2002 except for information related to

the year ended December 31, 2001 presented in Note 2,
for which the date is as of July 23, 2004

MASTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002
	As	As
	Restated	Restated	2003

	(In thousands except per share amounts)
Revenues	$1,222,580	$838,055	$870,247
Costs of revenues, excluding depreciation	990,170	749,422	793,161
Depreciation	51,707	35,063	28,783
General and administrative expenses	301,069	118,750	91,752
Goodwill impairment	—	79,710	—
Interest expense	20,426	19,237	20,202
Interest income	5,775	1,069	369
Other (expense) income, net	(14,386)	(10,266)	1,742

Loss before cumulative effect of change in accounting principle and benefit for income taxes	(149,403)	(173,324)	(61,540)
Benefit for income taxes	55,676	62,439	9,241

Net loss before cumulative effect of change in accounting principle	$(93,727)	$(110,885)	$(52,299)
Cumulative effect of change in accounting principle	—	(25,671)	—

Net loss	$(93,727)	$(136,556)	$(52,299)

Basic and diluted weighted average common shares outstanding	47,790	47,922	48,084

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.96)	$(2.31)	$(1.09)
Cumulative effect of change in accounting principle	—	(0.54)	—

Basic and diluted loss per share	$(1.96)	$(2.85)	$(1.09)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002
	As
	Restated	2003

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,730	$19,415
Accounts receivable, unbilled revenue and retainage, net	185,235	208,211
Inventories	23,736	27,528
Income tax refund receivable	24,598	4,667
Prepaid expenses and other current assets	32,873	24,069

Total current assets	275,172	283,890
Property and equipment, net	118,475	85,832
Goodwill	150,984	150,984
Deferred taxes, net	39,206	55,083
Other assets	38,844	35,151

Total assets	$622,681	$610,940

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$1,207	$4,709
Accounts payable	67,399	93,324
Other current liabilities	67,412	72,497

Total current liabilities	136,018	170,530
Other liabilities	26,218	27,636
Long-term debt	197,435	196,956
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 48,006,000 in 2002 and 48,222,000 in 2003	4,801	4,822
Capital surplus	348,319	349,823
Accumulated deficit	(65,548)	(117,847)
Foreign currency translation adjustments	(24,562)	(20,980)

Accumulated other comprehensive loss	(90,110)	(138,827)

Total shareholders’ equity	263,010	215,818

Total liabilities and shareholders’ equity	$622,681	$610,940

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Retained	Foreign Currency		Accumulated Other
			Capital	Earnings	Translation		Comprehensive
	Shares	Amount	Surplus	(deficit)	Adjustment	Total	Income (Loss)

	(In thousands)
Balance December 31, 2000 as previously reported	47,702	$4,770	$346,099	$166,350	$(16,891)	$500,328	$149,459
Effect of restatement	—	—	—	(1,615)	—	(1,615)	(1,615)

Balance December 31, 2000, as restated	47,702	$4,770	$346,099	$164,735	$(16,891)	$498,713	$147,844
Net loss, as restated	—	—	—	(93,727)	—	(93,727)	(93,727)
Foreign currency translation adjustment	—	—	—	—	(3,115)	(3,115)	(3,115)

Comprehensive loss for period							(96,842)
Stock issued, primarily for acquisitions and stock options exercised	203	21	1,923	—	—	1,944

Balance December 31, 2001, as restated	47,905	$4,791	$348,022	$71,008	$(20,006)	$403,815	51,002
Net loss, as restated	—	—	—	(136,556)	—	(136,556)	(136,556)
Foreign currency translation adjustment	—	—	—	—	(4,556)	(4,556)	(4,556)

Comprehensive loss for period							(141,112)
Stock issued, primarily for stock options primarily for stock options exercised	101	10	297	—	—	307

Balance December 31, 2002, as restated	48,006	$4,801	$348,319	$(65,548)	$(24,562)	$263,010	$(90,110)
Net loss	—	—		(52,299)		(52,299)	(52,299)
Foreign currency translation adjustment					3,582	3,582	3,582

Comprehensive loss for period							(48,717)
Stock issued, primarily for stock options exercised	216	21	1,061	—	—	1,082
Tax benefit resulting from stock option plan	—	—	443	—	—	443

Balance December 31, 2003	48,222	$4,822	$349,823	$(117,847)	$(20,980)	$215,818	$(138,827)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002
	As	As
	Restated	Restated	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(93,727)	$(136,556)	$(52,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,517	35,946	29,417
Gain on disposal of assets and investments	(863)	(5,520)	(5,520)
Provision for doubtful accounts	182,200	15,418	8,794
Write-down of assets	16,500	20,375	881
Cumulative change in accounting principle, net	—	25,671	—
Goodwill impairment	—	79,710	—
Deferred income tax benefit	(99)	(54,725)	(8,655)
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	(17,121)	41,709	(30,154)
Inventories	(5,807)	(3,031)	(3,994)
Income tax refunds	(44,904)	53,414	28,121
Other assets, current and non-current portion	(525)	(19,725)	561
Accounts payable	(3,701)	(7,861)	25,423
Other liabilities, current and non-current portion	(39,658)	12,147	9,650

Net cash provided by operating activities	54,812	56,972	2,225

Cash flows from investing activities:
Capital expenditures	(43,915)	(18,965)	(10,863)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(30,313)	(17,269)	(1,861)
Investments in consolidated companies and distribution to joint venture partner	(11,450)	—	(275)
Investment in life insurance policies	—	(1,840)	(1,803)
Net proceeds from sale of assets and investments	2,336	14,280	21,200

Net cash (used in) provided by investing activities	(83,342)	(23,794)	6,398

Cash flows provided by (used in) financing activities:
Proceeds (repayments) from revolving credit facilities, net	55,911	(70,693)	3,533
Proceeds (repayments) from other borrowings, net	2,734	(414)	(510)
Payments of capital lease obligations	—	—	(3,068)
Proceeds from issuance of common stock	1,146	307	1,082

Net cash provided by (used in) financing activities	59,791	(70,800)	1,037

Net (decrease) increase in cash and cash equivalents	31,261	(37,622)	9,660
Net effect of translation on cash	(1,240)	(2,126)	1,025
Cash and cash equivalents–beginning of period	18,457	48,478	8,730

Cash and cash equivalents–end of period	$48,478	$8,730	$19,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,115	$19,576	$15,504

Income taxes	$10,016	$1,555	$155

The accompanying notes are an integral part of these consolidated financial statements.

(continued)

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

      During the year ended December 31, 2001, the Company completed certain acquisitions which were accounted for as purchases. The fair value of the net assets excluding goodwill acquired totaled $2.6 million and was comprised primarily of $3.0 million of accounts receivable, $2.0 million of property and equipment, $0.5 million of other assets and $0.2 million in cash, offset by $3.1 million of assumed liabilities. The excess of the purchase price over the fair value of net assets acquired was $2.6 million and was allocated to goodwill. The total purchase price of $5.3 million is comprised of $4.0 million in cash and the balance in seller financing. The Company also paid approximately $25.9 million related to contingent consideration from earlier acquisitions of which $0.6 million was reflected as additional goodwill and $25.3 million reflected as a reduction in other current liabilities.

      As of December 31, 2001 and 2002, approximately $17.3 million and $1.9 million, respectively, was accrued for contingent consideration earned in those years for acquisitions consummated in prior periods. The Company subsequently paid the $17.3 million and $1.9 million contingent consideration amounts during the years ended December 31, 2002 and 2003, respectively.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of the Business and Summary of Significant Accounting Policies

      MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) serves providers of telecommunications, broadband (including cable, satellite and high speed Internet), energy services, traffic control and homeland security systems throughout many parts of North America. Although the Company’s clients may contract for a full range of services, the Company’s offerings are more typically separated into the construction, design and installation or the maintenance and upgrade, of infrastructure. MasTec is organized as a Florida corporation and its fiscal year ends December 31. MasTec or its predecessors, have been active in the specialty infrastructure services industry for over 70 years.

      The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

      Management estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ from these estimates.

      Principles of consolidation. The consolidated financial statements include MasTec and its subsidiaries. Other parties’ interests in consolidated entities are reported as minority interests. All material intercompany accounts and transactions have been eliminated.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

      Comprehensive income (loss). As reflected in the consolidated statements of changes in shareholders’ equity, comprehensive income is a measure of net income and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive losses for the years ended December 31, 2001, 2002 and 2003 were $96.8 million, $141.1 million and $48.7 million, respectively.

      Foreign currency. Through December 31, 2003 the Company operated a subsidiary in Brazil, which is subject to greater political, monetary, economic and regulatory risks than our domestic operations. Assets and liabilities of foreign subsidiaries and equity with a functional currency other than U.S. dollars are translated into U.S. dollars at exchange rates in effect at the end of the reporting period. Foreign entity revenue and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of other accumulated comprehensive income. Exchange gains and losses on transactions and equity investments denominated in a currency other than their functional currency are included in results of operations as incurred.

      Revenue recognition. Revenue and related costs for service agreements are recognized as the services are rendered.

      Revenue and related costs for installation/construction projects are recognized on the units-of-delivery or percentage-of-completion method. The Company recognizes revenue on unit based construction and installation projects using the units-of-delivery method. Under the units-of-delivery method revenue is recognized as the units are completed. The price for each of the units are fixed by the contract. The profitability will be reduced if the actual costs to complete each unit exceed our original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if estimated costs to complete the remaining units for the project exceed the revenues to be received from such units.

      The Company recognizes revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company estimates total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, the Company records revenues and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs, after adjusting estimated total contract costs for the most recent information. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenues from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

      The Company has commenced legal action against some clients in connection with work performed in 2003. In addition, the Company has made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Company seeks to collect from customers for delays believed to be caused by the customers, errors in specifications and designs, change orders in dispute or unapproved as to either scope and price, or other causes of unanticipated additional costs. Although any costs for the work related to these claims have been included in costs of revenues, since the Company cannot reliably estimate what amounts, if any, of these claims are probable of collection, none of these claims have been recognized as revenues in the accompanying Consolidated Statement of Operations for the year ended December 31, 2003. The Company may be unsuccessful in collecting any of these claims.

      Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms.

      Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, client concentrations, client credit-worthiness, client financial condition and credit reports, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company reviews the adequacy of the reserves on a quarterly basis. Amounts are written off against the allowance when deemed uncollectible.

      Earnings per share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. Potentially dilutive shares for the years ended December 31, 2001, 2002 and 2003, of approximately 199,000 shares, 74,000 shares and 479,000 shares, respectively, were not included in the diluted per share calculation because their effect would be anti-dilutive. Accordingly, for the years ended December 31, 2001, 2002 and 2003, diluted net loss per common share is the same as basic net loss per common share.

      Cash and cash equivalents. All short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. At December 31, 2002 and 2003, the Company had cash and cash equivalents denominated in Brazilian reals that translate to approximately $1.5 million and $.6 million, respectively.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories. Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Inventory reserves are determined based upon the specific facts and circumstances for each project and market conditions. During 2002 and 2003, the Company recorded inventory reserves of $5.2 million and $2.2 million, respectively, in “Costs of revenues” in the Consolidated Statements of Operations.

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

      Deferred financing costs. Deferred financing costs related to the Company’s revolving credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $6.2 million and $5.1 million at December 31, 2002 and 2003, respectively.

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

      Intangibles and other long lived assets. Intangibles, long-lived assets and goodwill are recorded at estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to 5 years. The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value based test. Goodwill is no longer amortized over its estimated useful life. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in the consolidated financial statements as a cumulative effect due to a change in accounting principle as discussed in Note 3. Impairment losses subsequent to adoption are performed during the fourth quarter of each year starting in 2002 and are reflected in operating income or loss in the consolidated statement of operations. During the fourth quarter of 2002, the Company recorded an additional impairment charge of $79.7 million which is reflected in operating losses in the consolidated statement of operations for the year ended December 31, 2002. No impairment charges were recorded in 2003.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.

      The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, excepted to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss or review its depreciation policies as may be appropriate. The Company records impairment losses resulting from such abandonment in operating income. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the operating income line as other expense. The Company adopted SFAS No. 144 effective January 1, 2002. See Note 6 for discussion of impairment losses recognized in 2002 and 2003.

      Accrued insurance. The Company is insured for worker’s compensation, automobile and general liability claims subject to a $2.0 million deductible per occurrence per policy. The Company has excess umbrella coverage for losses in excess of the primary coverages up to $70 million per claim and in the aggregate. The liabilities are actuarially determined for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period.

      On January 1, 2004, MasTec, Inc. formed a captive insurance subsidiary, JMC Insurance Company, Inc., a South Carolina corporation, to write a portion of its workers’ compensation, general liability and automobile liability coverages under deductible reinsurance policies. JMC Insurance Company, Inc., which is the first formation and management of a captive insurance company, was capitalized with a $1 million letter of credit.

      Income taxes. Income taxes are recorded using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. The Company estimates income taxes in each of the jurisdictions in which the Company operates. This process involves estimating tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such assets in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event that the Company determines that it will not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Based Compensation. The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

      The Company has reflected below the 2001, 2002 and 2003 net loss and the proforma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2002 and 2003, respectively: a five, five and seven year expected life; volatility factors of 79%, 74%, and 76%; risk-free interest rates of 3.50%, 3.0% and 3.0%; and no dividend payments. The required pro forma disclosures are as follows: (in thousands, except per share data)

	2001	2002
	As	As
	Restated	Restated	2003

Net loss:
As reported	$(93,727)	$(136,556)	$(52,299)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(14,590)	(5,390)	(4,092)

Pro forma net loss	$(108,317)	$(141,946)	$(56,391)

Basic and diluted loss per share:
As reported	$(1.96)	$(2.85)	$(1.09)
Pro forma	$(2.27)	$(2.96)	$(1.17)

      Fair value of financial instruments. The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At December 31, 2002 and 2003, the fair value of senior subordinated notes was $170.5 million and $204.7 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

      New pronouncements. In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS No. 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS No. 145 did not have an effect on the Company’s results of operations or financial position.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of FIN 45 are applicable only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of SFAS No. 123 (“SFAS No. 148”) which is effective for years ending after December 15, 2002. SFAS No. 148 amends Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net earnings of an entity’s accounting policy decisions with respect to stock-based compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We will continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans, which continues to be allowed under SFAS No. 123, as amended by SFAS No. 148. In addition, we have made the required prominent disclosure with respect to stock-based compensation in this Note 1.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149, which was effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company’s results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. These financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. Equity securities of consolidated entities that meet the definition of a mandatory redeemable security by virtue of having a finite life (“mandatory redeemable minority interests”) are included in the scope of SFAS No. 150. SFAS No. 150 became effective on June 15, 2003. The FASB deferred the provisions of SFAS No. 150 as they relate to

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mandatory redeemable minority interests and is expected to issue interpretive guidance with respect to such provisions. The adoption of the other provisions of SFAS No. 150 at the beginning of the third quarter of 2003 did not have a material impact on the Company’s results of operations or financial position.

      In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. EITF 00-21 is effective for agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The adoption of EITF 00-21 did not have a material effect on the Company’s results of operations or financial position.

      In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have an impact on the Company’s results of operations or financial position.

      On December 17, 2003, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) to revise or rescind portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 during December 2003 did not have a material effect on the Company’s results of operations or financial position.

Note 2 — Restatement of Financial Statements

      In connection with the audit of 2003 financial statements, the Company identified errors in amounts previously reported in its financial statements for the years ended December 31, 2001 and 2002 and for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. The Company made an error in determining the ability to realize approximately $4.9 million of its net deferred tax assets at December 31, 2002 relating to certain state income taxes. Understatements were also identified for errors in computing self-insurance reserves at December 31, 2000, 2001 and 2002 and insurance claims payments for 2002 made in 2003 that were not accrued as of December 31, 2002. Insurance expense was increased for the year ended December 31, 2002 in the amount of $4.7 million ($2.9 million, net of tax) and for the year ended December 31, 2001 in the amount of $2.2 million $(1.4 million net of tax). The Company therefore decided that it would be appropriate to restate its financial information beginning with the year ended December 31, 2000 and including its annual financial statements for 2001 and 2002.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the impact of its restatements on certain amounts previously reported in the Consolidated Balance Sheet at December 31, 2002 and Consolidated Statements of Operations for the years ended December 31, 2001 and 2002:

	2002 As	2002 As
	Reported	Restated

	(In thousands)
Balance Sheet
Deferred tax asset, net	40,271	39,206
Total assets	623,792	622,681
Accounts payable	63,492	67,399
Other current liabilities	65,696	67,412
Total current liabilities	130,395	136,018
Other liabilities	22,214	26,218
Retained earnings (deficit)	(54,810)	(65,548)
Total shareholders’ equity	273,748	263,010
Total liabilities and shareholders’ equity	623,792	622,681

	2001 As	2001 As
	Reported	Restated

	(In thousands)
Statement of Operations
Revenues	1,222,580	1,222,580	838,055	838,055
Costs of revenues, excluding depreciation	988,198	990,170	745,178	749,422
General and administrative expenses	300,850	301,069	118,278	118,750
Loss before cumulative effect of change in accounting principle and benefit for income taxes	(147,212)	(149,403)	(168,608)	(173,324)
Benefit for income taxes	54,858	55,676	65,473	62,439
Net loss before cumulative effect of change in accounting principle	(92,354)	(93,727)	(103,135)	(110,885)
Net loss	(92,354)	(93,727)	(128,806)	(136,556)
Basic and diluted loss per share	(1.93)	(1.96)	(2.69)	(2.85)

      In 2003, the quarterly information in Note 16 was restated for $6.1 million of previously recognized revenues related primarily to work performed on undocumented or unapproved change orders and other matters which are being disputed by the Company’s clients. In addition, the quarterly information was restated for overstatements due to irregularities in revenues recorded by the Canadian operations in the amount of $1.3 million. As a result, revenues were restated by $272,000 in the first quarter, $1.3 million in the second quarter and $5.8 million in the third quarter. In addition, the third quarter information in Note 16 was restated to accrue for costs on a loss job in the amount of $462,000 and properly reflect a bonus to an officer which was earned in the third quarter in the amount of approximately $246,000. As a result, cost of revenues was restated by $708,000 in the third quarter of 2003.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2003		June 30, 2003		September 30, 2003

	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenues	$180,569	$180,297	$209,108	$207,841	$248,373	$242,539

(Loss) income before cumulative effect of change in accounting principle and benefit (provision) for income taxes	$(2,648)	$(2,920)	$4,733	$3,466	$10,662	$4,121

Net (loss) income before cumulative effect of change in accounting principle	$(1,588)	$(1,752)	$2,765	$2,020	$6,250	$2,310

Net (loss) income	$(1,588)	$(1,752)	$2,765	$2,020	$6,250	$2,310

Note 3 — Goodwill and Other Intangible Assets

      SFAS No. 142, requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

      The Company continues to amortize identifiable intangible assets that have a definite useful life. These consist exclusively of non-compete agreements that expire in 2010. Total amortization expense related to these non-compete agreements was $0.5 million and $0.6 million in 2002 and 2003, respectively. The remaining balance of $1.6 million at December 31, 2003 will be amortized at a rate of $0.7 million per year.

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, we recorded a one-time, non-cash charge of approximately $25.7 million net of $13.8 million tax benefit to reduce the carrying value of our goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. The SFAS No. 142 goodwill impairment recorded in the first quarter is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies. During 2001, the Company’s inside plant infrastructure businesses experienced losses due to a decrease in demand for services from telecommunications equipment manufacturers, competitive local exchange carriers and corporate clients. Based on that trend, the Company’s earnings forecasts were revised, resulting in an impairment of the goodwill.

      During the fourth quarter of 2002, the Company performed an annual review of goodwill for impairment. The review resulted in a goodwill impairment charge of approximately $79.7 million ($51.9 million, net of tax) and is based, in part, on an overall decline in the market value of our stock and market values of other companies that serve our industry. Impairment adjustments recognized after adoption are required to be recognized as operating expenses and have been presented under “Goodwill

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment” in the accompanying consolidated statements of operations. The primary factors contributing to the impairment charge were the overall deterioration of the business climate during 2002, the continued depression in the Company’s stock price, and the expected termination of various operations as a result of our restructuring plan (see Note 8).

      During the fourth quarter of 2003, the Company performed its annual review of goodwill for impairment. No impairment charge for 2003 was required as a result of this review.

      A summary of changes in the Company’s goodwill for the two years ended December 31, 2003 is as follows (in thousands):

Balance as of January 1, 2002	$264,826
Transitional impairment	(39,512)
Annual evaluation	(79,710)
Other reclassifications	5,380

Balance as of December 31, 2002	$150,984

Balance as of January 1, 2003	$150,984
Annual evaluation	—
Other reclassifications	—

Balance as of December 31, 2003	$150,984

      The following table sets forth the Company’s results for the years ended December 31, 2001 and 2002, which are presented on a basis comparable to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands):

	Year Ended December 31,

	2001	2002
	As	As
	Restated	Restated	2003

Loss before cumulative effect of accounting change, as reported	$(93,727)	$(110,885)	$(52,299)
Adjustments:
Goodwill amortization, net of tax	6,234	—	—

Net loss before cumulative effect of accounting change, as adjusted	$(87,493)	$(110,885)	$(52,299)

Net loss, as reported	$(93,727)	$(136,556)	$(52,299)
Adjustments:
Goodwill amortization, net of tax	6,234	—	—

Net loss, as adjusted	$(87,493)	$(136,556)	$(52,299)

Basic and diluted loss per share, as reported	$(1.96)	$(2.85)	$(1.09)
Adjustments:
Goodwill amortization, net of tax	0.13	—	—

Basic and diluted loss per share, as adjusted	$(1.83)	$(2.85)	$(1.09)

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Other Assets and Liabilities

      Prepaid expenses and other current assets as of December 31, 2002 and 2003 consisted of the following (in thousands):

	2002
	As
	Restated	2003

Deferred tax assets	$7,429	$208
Notes and other receivables	2,710	4,265
Other investments and assets held for sale	8,887	6,992
Prepaid expenses and deposits	8,080	7,227
Other	5,767	5,377

Total prepaid expenses and other current assets	$32,873	$24,069

      Other non-current assets consist of the following as of December 31, 2002 and 2003 (in thousands):

	2002
	As
	Restated	2003

Long-term receivables, including retainage	$9,339	$9,431
Non-core investments	12,122	2,999
Real estate held for sale	1,683	1,683
Long-term portion of deferred financing costs, net	4,834	3,639
Cash surrender value of insurance policies	3,403	4,691
Non-compete agreement, net	810	1,572
Other	6,653	11,136

Total	$38,844	$35,151

      Other current and non-current liabilities consist of the following as of December 31, 2002 and 2003 (in thousands):

	2002
	As
	Restated	2003

Current liabilities
Obligations related to prior acquisitions	$3,549	$—
Accrued compensation	21,303	22,023
Accrued insurance	13,069	13,127
Accrued interest	6,480	6,458
Accrued restructuring	2,735	600
Accrued losses on contracts	—	7,482
Accrued labor claims	465	10,336
Other	19,811	12,471

Total	$67,412	$72,497

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002
	As
	Restated	2003

Non-current liabilities
Accrued insurance	$22,525	$24,524
Minority interest	1,797	434
Other	1,896	2,678

Total	$26,218	$27,636

Note 5 — Accounts Receivable

      Accounts receivable, classified as current, consist of the following (in thousands):

	2002
	As
	Restated	2003

Contract billings	$157,686	$188,593
Retainage	15,320	15,252
Unbilled revenue	38,072	33,210

Subtotal	211,078	237,055
Less allowance for doubtful accounts	25,843	28,844

Accounts receivable, net	$185,235	$208,211

      Retainage, which has been billed but is not due until completion of performance and acceptance by clients, is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

      Activity for the allowance for doubtful accounts is as follows (in thousands):

	For the Year Ended
	December 31,

	2002
	As
	Restated	2003

Allowance for doubtful accounts at beginning of year	$20,000	$25,843
Provisions for doubtful accounts	15,418	8,794
Amounts charged against the allowance, net of recoveries and reclasses	(9,575)	(5,793)

Allowance for doubtful accounts at end of year	$25,843	$28,844

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Property and Equipment

      Property and equipment including property and equipment under capital leases, is comprised of the following as of December 31, 2002 and 2003 (in thousands):

			Estimated
	2002		Useful
	As		Lives
	Restated	2003	(In Years)

Land	$6,451	$5,235
Buildings and leasehold improvements	12,321	9,642	5 – 40
Machinery and equipment	253,135	212,613	2 – 15
Office furniture and equipment	39,726	38,415	3 – 5

	311,633	265,905
Less accumulated depreciation	(193,158)	(180,073)

	$118,475	$85,832

      Property and equipment under capitalized leasing arrangements are depreciated over their estimated useful lives.

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

      A review of the carrying value of property and equipment was conducted during the fourth quarter of 2002 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This review was conducted in connection with the Company’s plan of exiting businesses that did not have adequate revenue or margins to support the desired level of profitability and consideration of changes in the business environment which caused change in the extent and manner in which these assets were being used. Depreciation expense was reduced by $5.8 million for the year ended December 31, 2003 from the amount of expense which would had been reported using the previous useful lives as a result of the change in estimate. Depreciation expense will also see a reduction of an additional $5.7 million in the year ended December 31, 2004 for the change in estimate.

      An impairment loss for the years ended December 31, 2002 and 2003 of $12.8 million and $0.9 million, respectively, has been recognized and is presented as Other expense (income) in the accompanying Consolidated Statements of Operations, for property and equipment whose carrying value was not recoverable (carrying value exceeded undiscounted cash flows expected to result from the use and eventual disposition of the assets) and exceeded its fair market value. In 2002, fair market value was determined by independent valuations. In 2003, fair market value was based on disposals of similar assets.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Debt

      Debt is comprised of the following at December 31, 2002 and 2003 (in thousands):

	2002	2003

Revolving credit facility at LIBOR plus 2.50% (5.25%) and LIBOR plus 3.25% (5.25%) for 2002 and 2003, respectively	$—	$—
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2004	1,955	1,418
Other revolving debt	827	4,360
7.75% senior subordinated notes due February 2008	195,860	195,887

Total debt	198,642	201,665
Less current maturities	(1,207)	(4,709)

Long-term debt	$197,435	$196,956

Revolving Credit Facility

      The Company has a credit facility that provides for borrowings up to an aggregate of $125.0 million. The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, fixed assets, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of December 31, 2002 and 2003, net availability under the credit facility totaled $39.2 million and $37.9 million net of outstanding standby letters of credit aggregating $46.7 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. There were no outstanding draws under the credit facility as of December 31, 2002 and 2003 although the Company periodically borrowed against the credit facility during 2002 and 2003. The revolving credit facility matures on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our U.S. assets and a pledge of the stock of certain of the operating subsidiaries. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

      The credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against the Company’s assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under the credit facility.

      Under the credit facility the Company’s North American operations is required to be in compliance with certain monthly financial and reporting covenants. As a result of the Company’s net loss for the year ended December 31, 2003, the Company was not in compliance with the financial covenants as of December 31, 2003. The credit facility was amended on July 22, 2004 modifying these covenants. Under

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amended agreement, the Company’s North American operations must maintain a minimum tangible net worth equal to:

•	$62 million beginning April 30, 2004

•	plus 50% of the consolidated net income of our operations from April 30, 2004 through the date of determination.

      The Company’s North American operations must also maintain a minimum fixed charge ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense and amortization expense to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio, the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

Period	Ratio

For the 2 month period ending May 31, 2004	1.00 to 1.00
For the 3 month period ending June 30, 2004	1.50 to 1.00
For each of the 4, 5 and 6 month periods ending July 31, August 31 and September 30 2004, respectively	1.75 to 1.00
For each of the 7, 8 and 9 month periods ending October 31, November 30, and December 31, 2004	2.00 to 1.00
For each of the 10 and 11 month periods ending January 31 and
February 28, 2005	2.00 to 1.00
For the 12 month period ending on March 31, 2005 and each 12 month period ending on the last day of each calendar month thereafter	2.00 to 1.00

      Based upon the Company’s current assessment of market conditions and projected 2004 results, the Company expects to be in compliance with the credit facility’s financial covenants for 2004. The Company is dependent upon borrowings and letters of credit under this $125 million credit facility to fund operations. Should the Company be unable to comply with the terms and covenants of the $125 million credit facility the Company would be required to obtain further modifications of the facility or another source of financing to operate. There can be no assurance that market conditions will not deteriorate in the future, or that the Company will be able to achieve our projected results for 2004.

      The Company’s variable rate credit facility exposes it to interest rate risk. However, the Company had no borrowings under the credit facility at December 31, 2003.

Senior Subordinated Notes

      The Company has a $196.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of December 31, 2003. The notes are redeemable, at the company’s option at 102.583% of the principal amount during the twelve-month period beginning February 1, 2004, 101.292% during the twelve-month period beginning February 1, 2005, and 100% annually thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

      The Company had no holdings of derivative financial or commodity instruments at December 31, 2003.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The maturities of long-term debt obligations (excluding capital leases) as of December 31, 2003, are as follows (in thousands):

2004	$4,709
2005	796
2006	248
2007	25
2008	195,887
Thereafter	—

Total	$201,665

Note 8 —	Restructuring Charges

      During the second quarter of 2002, the Company initiated a study to determine the proper balance of downsizing and cost cutting in relation to its ability to respond to current and future work opportunities in each of its service offerings. The review not only evaluated the Company’s current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, the Company implemented a restructuring program which included the:

•	elimination of service offerings that no longer fit into the core business strategy. This process included reducing or eliminating service offerings that did not fit our long-term business plan.

•	reduction or elimination of services that did not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This included exiting contracts that did not meet minimum rate of return requirements to improve margins and reduce costs.

•	analysis of businesses that provided adequate profit contributions but needed margin improvements.

•	review of new business opportunities in similar business lines.

      The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The plan resulted in a pre-tax charge to operations of $3.7 million in 2002. The involuntary terminations impacted both the salaried and hourly employee groups. The total employees impacted was approximately 1,025. As of December 31, 2003, all employees have been terminated and virtually all severance and benefit costs have been paid. Approximately 25 facilities were closed during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations due to these facilities not representing separate components of the Company’s business for which cash flows could be clearly defined. The Company also continues to be involved in the markets in which these 25 facilities operated. As of December 31, 2003, remaining obligations under existing lease agreements for closed facilities amounted to approximately $0.6 million.

      In addition to the costs noted above, the Company paid a consulting firm approximately $4.6 million to assist in preparing the plan, all of which was expensed in 2002 as the plan was complete as of December 31, 2002. Valuation allowances and impairment losses related to property and equipment totaling $12.8 million were recorded in connection with the restructuring plan (see Note 6).

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the restructuring accruals as of December 31, 2003 (in thousands):

Accrued Costs at December 31, 2002

Severance costs	$571
Lease cancellation costs	2,164

2,735
Cash payments	(2,135)

Accrued costs at December 31, 2003	$600

Note 9 —	Lease Commitments

      The Company has operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $19.0 million, $18.5 million and $21.2 million, respectively.

      The Company also has capital lease agreements for equipment that expire on various dates.

      Minimum future lease commitments under non-cancelable operating leases and future minimum capital lease payments, including effect of escalation clauses in effect at December 31, 2003 were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2004	$19,425	$509
2005	10,420	465
2006	5,309	434
2007	2,507	360
2008	1,414	358
Thereafter	3,932	—

Total minimum lease payments	$43,007	$2,126

Less amounts representing interest		365

		$1,761
Less current portion		509

		$1,252

      For leases with purchase options, the option to purchase equipment is at estimated fair market value. We have non-cancelable subleases for certain capital leases which are recorded in other assets. Future minimum leases received from subleases through January 2010 aggregated $2.7 million as of December 31, 2003.

Note 10 —	Retirement and Stock Option Plans

      We have a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. Our matching contributions in the form of Company Common Stock charged to earnings were approximately $1,997,000

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $806,000 for the years ended December 31, 2001 and 2002, respectively. We did not match employee contributions in 2003 but may, at the Board of Director’s discretion, do so in the future.

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

      We have seven stock option plans in effect as of December 31, 2003: the 1994 Employee Stock Incentive Plan (the “1994 Plan”), the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 1997 Annual Incentive Plan (the “1997 Incentive Plan”), the 1997 Non-Qualified Employee Stock Purchase Plan (the “1997 Plan”), the 1999 Non-Qualified Employee Stock Option Plan (the “Non-Qualified Plan”), the 2003 Employee Stock Incentive Plan (the “2003 Plan”) and the 2003 Stock Incentive Plan for Non-Employees (the “2003 Non-Employee Plan”). Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years after grant and terminate no later than 10 years from the date of grant.

      Under these plans there were a total of 1,118,253, 815,855 and 7,590,793 options available for grant at December 31, 2001, 2002 and 2003, respectively. The 1994 Plan and the Directors Plan expire in 2004. In addition, there are 241,450 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $2.56 to $17.67 with terms up to 10 years. The 1997 Plan also allows eligible employees to purchase common stock of the company through payroll deductions or in a lump sum at a 15% discount from fair market value.

      The following is a summary of all stock option transactions:

	Stock	Weighted Average
	Options	Exercise Price

Outstanding December 31, 2000	5,831,362	$19.07
Granted	1,341,794	10.88
Exercised	(7,693)	11.26
Canceled	(440,076)	23.15

Outstanding December 31, 2001	6,725,387	$17.18
Granted	933,500	5.41
Exercised	—	—
Canceled	(622,275)	22.50

Outstanding December 31, 2002	7,036,612	$15.32
Granted	2,812,000	7.28
Exercised	(171,176)	4.67
Canceled	(393,556)	19.23

Outstanding December 31, 2003	9,283,880	$12.91

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about stock options outstanding:

	As of December 31, 2003

	Stock Options Outstanding			Options Exercisable

		Weighted
		Average
	Number of Stock	Remaining	Weighted Average	Number of Stock	Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$2.0050	339,500	6.27	$2.0050	19,500	$2.0050
$2.2150 – $4.8600	724,909	4.82	3.7955	388,243	4.2907
$5.1750 – $7.7400	2,651,298	8.00	7.2926	556,633	5.8967
$8.0400 – $15.5833	2,930,722	4.54	12.8069	2,374,892	12.8186
$15.8959 – $21.2500	1,748,066	5.52	19.2997	1,728,644	19.3284
$25.5833 – $36.8750	875,135	3.12	28.8087	817,399	28.8830
$43.8334 – $45.0833	14,250	3.25	44.6096	14,250	44.6096

$2.0050 – $45.0833	9,283,880	5.66	$12.9132	5,899,561	$15.7786

      As of December 31, 2002 we had 5,323,923 options which were exercisable at a weighted average exercise price of $16.48 per share. As of December 31, 2003 we had 5,899,561 options which were exercisable at a weighted average exercise price of $15.78 per share.

Note 11 —	Income Taxes

      The benefit for income taxes before cumulative change in accounting principle consists of the following (in thousands):

	2001	2002
	As	As
	Restated	Restated	2003

Current:
Federal	$(46,068)	$(5,253)	$(3,027)
Foreign	220	499	(2,237)
State and local	(9,729)	(2,960)	4,678

	(55,577)	(7,714)	(586)

Deferred:
Federal	(232)	(51,258)	(8,888)
Foreign	—	(444)	2,022
State and local, net of valuation provisions	133	(3,023)	(1,789)

	(99)	(54,725)	(8,655)

Benefit for income taxes	$(55,676)	$(62,439)	$(9,241)

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of significant items comprising our net deferred tax asset as of December 31, 2002 and 2003 are as follows (in thousands):

	2002
	As
	Restated	2003

Deferred tax assets:
Non-compete	$4,681	$4,188
Bad debts	7,429	8,839
Accrued self insurance	9,947	8,559
Operating loss and tax credit carry forward	37,948	61,532
Other	3,592	3,117
Goodwill	18,873	6,500
Valuation Allowance	(4,854)	(8,289)

Subtotal	77,616	84,446
Deferred tax liabilities:
Accounts receivable retainage	9,317	9,365
Property and equipment	8,270	12,225
Basis differences in acquired assets	1,979	418
Other	11,415	7,147

Total deferred tax liabilities	30,981	29,155

Net deferred tax asset	$46,635	$55,291

      At December 31, 2003, the Company has approximately $132.3 million of net operating loss carry forwards for US federal income tax purposes that expire beginning in 2022. Additionally, the Company has net operating loss carry forwards for U.S. state and local purposes that expire from 2004 to 2023.

      In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2002 and 2003 valuation allowances of $4.9 million and $8.3 million have been recorded.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of U.S. statutory federal income tax expense on the loss before cumulative effect of change in accounting principle and benefit for income taxes is as follows:

	2001	2002
	As	As
	Restated	Restated	2003

U.S. statutory federal rate applied to pretax loss	(35)%	(35)%	(35)%
State and local income taxes	(4)	(6)	(2)
Amortization and impairment	1	—	—
Non-deductible expenses	1	—	1
Effect of non U.S operations	—	—	16
Other	—	2	—
Valuation allowance for deferred tax assets	—	3	5

Benefit for income taxes	(37)%	(36)%	(15)%

      The IRS is currently auditing the year ended December 31, 1999 and certain other years as a result of net operating losses carried back in 2001. Based upon discussions with IRS personnel, we believe that the IRS audit of our 1999 tax return and certain items in the tax returns of subsequent years is substantially complete, and will not result in any additional tax liabilities for the Company. As a result, the Company has reversed $2.8 million of accrued tax liabilities and there are no further amounts accrued at December 31, 2003 for this matter.

Note 12 —	Operations by Geographic Areas and Segments

      The Company operates in one reportable segment as a specialty trade contractor. The Company provides services in the telecommunications, broadband (including cable, satellite and high speed internet), energy, traffic control and homeland security systems markets. All of the operating units have been aggregated into one reporting segment due to their similar customer bases, products and production and distribution methods. Through December 31, 2003 the Company operated in Brazil through an 87.5% subsidiary that was consolidated net of a 12.5% minority interest after tax. The Brazilian operations performed similar services and for the years ended December 31, 2001, 2002 and 2003 had revenue of $57.9 million, $41.8 million and $18.8 million, respectively. Total assets for Brazil aggregated $35.3 million and $22.3 million as of December 31, 2002 and 2003, respectively. We ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expect to dispose of these assets in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary would be transferred to the bankruptcy estate. See Note 18.

      Revenues by customer industry group are as follows:

	Year Ended December 31,

	2001	2002	2003

	(In thousands)
Telecommunications	$667,235	$398,743	$270,199
Broadband	236,433	152,104	265,383
Energy	194,996	162,823	198,583
Government	123,916	124,385	136,082

	$1,222,580	$838,055	$870,247

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies

      In the second quarter of 2004 purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, related to current and prior period earnings reports. MasTec plans to vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings any potential loss cannot presently be determined with respect to this litigation.

      The United States Army Corps of Engineers together with the Oregon Division of State Land, Department of Environmental Quality has issued two cease and desist orders with respect to the Company’s project to construct a gas pipeline in Coos County, Oregon. The first cease and desist order was issued on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentinite resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. MasTec received the subsequent cease and desist order on December 22, 2003. The order addressed additional sedimentary discharges caused by the clean up efforts. MasTec is in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or are otherwise prohibited pursuant to the Clean Water Act. However, the Company has been cooperating with United States Army Corps of Engineers and the Oregon Division of State Land to mitigate any adverse impact as a result of the construction. No fines or penalties have been assessed to date. Construction work on the pipeline ceased in December 2003. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the federal district court action. The amount of revenues recognized on the Coos Bay project that remain uncollected at December 31, 2003 amounted to $5.4 million. In addition to these uncollected receivables, the Company also has other claims and interest in excess of $6.0 million which the Company has not recognized as revenue and to which the Company believes is entitled to under the terms of the contract. In addition, the Company has been made party to a number of citizen initiated actions arising from the Coos County project. A number of individual property owners have brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups have brought an action in federal court for alleged violations of the Clean Water Act. The Oregon Bureau of Labor and Industry in response to complaints from a labor advocacy group, has undertaken an investigation of MasTec’s compliance with prevailing wage codes. The amount of loss, if any relating to these matters cannot presently be determined.

      The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, has initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($98.6 million at December 31, 2003). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against the Company or any of the named individuals. The Company’s directors’ and officers’ insurance carrier agreed to reimburse the Company for approximately $1.2 million in legal fees already

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

      On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against the Company as nominal defendant and against certain current and former members of the Company’s Board of Directors and senior management, including Jorge Mas, Chairman of the Board, and Austin J. Shanfelter, President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the Sintel matter described above, the severance paid the Company’s former chief executive officer, and the investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec’s behalf. The Board of Directors formed a special litigation committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. On July 16, 2002, Mr. Schipper made a supplemental demand on the Company’s Board of Directors by letter to investigate allegations that the Company reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and that the Company recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations were referred to the special committee for investigation. In November 2003, a settlement was entered into between the parties pursuant to which MasTec agreed to implement certain corporate governance policies. The Company’s directors’ and officers’ liability insurance carrier paid $1 million into a settlement fund; $300,000 of this fund will be paid to plaintiff’s counsel to cover fees and expenses and the remaining $700,000 will be available to be used at the Company’s discretion. The Special Litigation Committee issued its report on December 11, 2003, as amended on April 22, 2004. The report concluded that the settlement would be in the best interest of MasTec and its shareholders, that it was not in the best interest of MasTec to pursue claims against the Company’s officers and directors and, specifically with respect to the improper recognition of revenue allegations in Mr. Schipper’s supplemental demand the report concluded, that there was no evidence that any improper conduct had been involved. On February 9, 2004, the court entered an order setting a “Fairness Hearing” for June 4, 2004 in which the settlement was finalized. The insurance carrier deposited the $1.0 million into escrow which will be released after 30 days of June 25, 2004 if no appeal of the decision is filed.

      Management believes the Company has meritorious defenses to the actions described above. The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to the Company’s results of operations, financial position or cash flows.

      The Company has commitments to pay life insurance premiums on policies on the life of its chairman of the board and its chief executive officer totaling $18.6 million over the next nineteen years, capital leases totaling $2.1 million and, operating lease commitments of $43.0 million.

      The Company is required to provide payment and performance bonds in connection with some of its contractual commitments. Such bonds amounted to $140.5 million at December 31, 2003 related to projects in process.

Note 14 — Concentrations of Risk

      The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the telecommunications and broadband industries, collectibility of receivables, competition within our industry, the nature of our contracts (which do not obligate our clients to undertake any

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities.

      The Company has more than 600 clients throughout the United States, and Canada, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. The Company’s clients include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

      The Company grants credit, generally without collateral, to our customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of our customer base. The Company believes the billing and collection policies are adequate to minimize potential credit risk. No customer accounted for more than 10% of revenues during the years ended December 31, 2001 and 2002. During 2003, Comcast and DIRECTV® accounted for 13.5% and 11.4%, respectively of total revenues.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. Prior to 2001, the allowance for doubtful accounts had averaged approximately $3.0 to $6.0 million annually, as the Company had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001, 2002 and 2003, bad debt provisions of, $182.2 million, $15.4 million and $8.8 million, respectively, were recorded primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of December 31, 2003, remaining receivables from clients undergoing bankruptcy reorganization totaling $21.2 million net of $9.4 million in specific reserves. As of December 31, 2002, remaining receivables from clients undergoing bankruptcy reorganization totaling $10.6 million net of $7.0 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $25.8 million and $28.8 million as of December 31, 2002 and 2003, respectively for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

Note 15 —	Other Expense, Net

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

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Quarterly Information (Unaudited)

      The following table presents unaudited quarterly operating results for the years ended December 31, 2002 and 2003. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2002 and 2003.

	2002 Quarter Ended				2003 Quarter Ended

				Dec 31	Mar 31	Jun 30	Sep 30
				As	As	As	As
	Mar 31	Jun 30	Sep 30	Restated	Restated	Restated	Restated	Dec 31

	(In thousands, except per share data)				(In thousands, except per share data)
Revenue	$203,782	$213,041	$231,758	$189,474	$180,297	$207,842	$242,539	$239,569
Net income (loss) before cumulative effect of accounting charge	$1,235	$1,798	$2,363	$(116,281)	$(1,752)	$2,020	$2,310	$54,877
Net income (loss)	$(24,436)	$1,798	$2,363	$(116,281)	$(1,752)	$2,020	$2,310	$54,877
Basic earnings (loss) per share before cumulative effect of accounting charge	$0.03	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$1.14
Diluted earnings (loss) per share before cumulative effect of accounting charge	$0.03	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$1.14
Basic earnings (loss) per share	$(0.51)	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$1.14
Diluted earnings (loss) per share	$(0.51)	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$1.14

      In the first quarter of 2002, the Company recorded an impairment charge of $25.7 million, net of tax or $(0.54) per share resulting from the initial implementation of SFAS No. 142. The charge was recorded as a change in accounting principle.

      In the fourth quarter of 2002, the Company recorded charges of $15.4 million, reflecting additions to reserves relating to receivables, $18.4 million in valuation allowances and impairment losses related to certain assets held for sale and in use, investments, and inventory and $8.2 million, including consulting, related to restructuring. The Company also recorded a $79.7 million impairment charge relating to goodwill pursuant to SFAS No. 142. These reserves and charges aggregated $121.7 million ($76.8 net of tax) or $1.60 per share.

      As stated in Note 2, the Company restated its results of operations for the year ended December 31, 2002. These adjustments all related to the fourth quarter of 2002.

      In the fourth quarter 2003, the Company accrued losses incurred on construction projects in the amount of approximately $7.4 million due to projected losses and changes in estimates made in 2004, recorded inventory adjustments in the amount of approximately $4.4 million as a result of physical inventories, wrote-off an insurance receivable of $3.2 million, increased insurance reserves in the amount of $8.3 million and recorded $15.6 million of charges for the Brazil operations related to labor claims and the write-down of certain assets. As stated in Note 2, the Company restated its results of operations for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 from amounts previously reported.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Related Party Transactions

      MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the year ended December 31, 2003, MasTec paid Neff approximately $1.7 million for equipment purchases, rentals and leases, which constituted approximately 4.0% of MasTec’s total equipment purchases, rentals and leases during the year. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

      Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50,000,000. Mr. Mas and his spouse are the insureds under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover all premiums it pays on the policies plus interest equal to four percent, compounded annually, upon the death of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) a change of control of MasTec.

      Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement (as amended on December 1, 2002) wherein MasTec agreed to pay the premiums due on a life insurance policy with a face amount of $80,000,000, $60,000,000 of which is subject to the agreement and the remaining $20,000,000 is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, upon the death of the insured. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) a change of control of MasTec. An amount equal to $60,000,000 of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to MasTec. In 2003, MasTec paid $1,135,091 in premiums in connection with the split dollar agreements for Jorge Mas.

      In 2001 and 2002, MasTec paid $75,000 per year to Mr. Shanfelter related to a life insurance policy which was cancelled in April 2002.

      On November 1, 2002, MasTec and Austin Shanfelter entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18,000,000. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled, upon the death of the insureds, to recover all premiums it pays on the policy plus interest equal to four percent, compounded annually. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. MasTec will make the premium payments for the term of the agreement or until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) the six year anniversary of the agreement. In 2003, MasTec paid approximately $500,000 in premiums in connection with insurance policies for Mr. Shanfelter and his family.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 1, 2002, MasTec entered into an employment agreement with Austin J. Shanfelter relating to his employment as President and Chief Executive Officer. The agreement expires on December 31, 2005 unless earlier terminated, and provides that Mr. Shanfelter will be paid an annual salary of $600,000, an initial bonus of $100,000 prior to March 31, 2003 and deferred compensation of $2,000,000. The agreement also provides for a bonus to be paid pursuant to an incentive performance bonus plan to be agreed upon and stock options pursuant to MasTec’s stock option plans. Following termination of employment, the agreement provides for a two-year consulting period at $500,000 per year. Additionally, if there is a change of control of MasTec during the employment term, the executive will be entitled to all of the unpaid portion of his salary for the remaining term of the agreement, to the consulting fees, any unpaid portion of the initial bonus and the deferred compensation amount and to immediate vesting of any previously unvested options. The agreement also contains gross-up for any excise taxes, confidentiality, non-competition and non-solicitation provisions.

      On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein has resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company will pay him his base salary of $300,000 through December 2004, provide him with certain employee and insurance benefits and provide for the vesting of his stock options. The severance agreement is pending approval by the Compensation Committee.

      In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, will pay him regular salary through July 14, 2004 at an annual rate of $306,837, will provide him with certain employee benefits and provide for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which will be the new measurement date of his stock options.

Note 18 —	Subsequent Events

      The Company ceased performing contractual services for customers in Brazil in the first quarter of 2004 and expects to dispose of its Brazil subsidiary in 2004 through liquidation of this entity in bankruptcy. As a result of such liquidation, control of the subsidiary, and its assets and liabilities, would be transferred to the bankruptcy estate. At December 31, 2003, the remaining balances for the Brazil subsidiary amounted to approximately $7.4 million, consisting of the accumulated foreign currency translation loss of $21.1 million less an excess of Brazil liabilities over Brazil assets (excluding goodwill) of $13.7 million. The Company also will write off approximately $12.3 million in goodwill associated with the disposition of the Brazil subsidiary.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 26, 2002, we filed a Current Report on Form 8-K (as amended on June 11, 2002) reporting that on April 19, 2002, the audit committee of the board of directors dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP as our independent auditors for the 2002 calendar year. The Form 8-K reported that there were no disagreements between us and PricewaterhouseCoopers involving any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Form 8-K stated that the audit committee adopted a policy to review the independent auditor selection on a periodic basis.

Item 9A.	Controls and Procedures

      MasTec is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely.

      Based upon an assessment of the impact of various adjustments to our financial results, we have restated our previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. Our 2003 quarterly financial information has also been restated to reflect adjustments to our previously reported financial information on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003.

      In connection with our audit for the fiscal year ended December 31, 2003, we and our independent certified registered public accounting firm identified certain reportable conditions that together constitute an overall material weakness in our internal control over our financial reporting process. As a result of this material weakness, we recorded a significant number of adjustments in preparing our financial statements for the year ended December 31, 2003, including:

•	in March 2004, in connection with our audit for the fiscal year ended December 31, 2003, our management discovered certain intentional overstatements of revenues, inventories and work in progress related to our Canadian subsidiary. Our Audit Committee retained independent counsel to conduct a thorough investigation; counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on that investigation, our Audit Committee concluded that these intentional overstatements of revenues, inventories and work in progress were limited to the unauthorized actions of certain employees at our Canadian operations. We immediately terminated the employment of these individuals. Based on the investigation of independent counsel, our Audit Committee found no evidence that any MasTec employee outside of its Canadian operations was aware of this misinformation before this matter came to light in the second week of March 2004. We have also instituted other personnel and reporting changes at our Canadian operations, including reorganizing the accounting reporting line responsible for these operations and increasing our analysis of inventory balances and transactions related to these operations. Adjustments with respect to our Canadian subsidiary aggregated $3.8 million. We believe that we have satisfactorily resolved the issues related to this matter;

•	we noted weaknesses in internal controls involving revenue recognition policies with respect to certain undocumented or unapproved change orders and the failure to timely recognize losses for certain contracts accounted for under the percentage of completion method;

•	a $4.7 million adjustment in 2002 and a $2.2 million adjustment in 2001 related to inadequate controls over the self-insurance reserve process including the documentation of accounting positions and the payment of claims at year-end by the claims administrator;

•	a $4.9 million adjustment related to weaknesses in controls over the process of determining the ultimate realization of certain deferred state tax assets; and

•	adjustments for inadequate controls over our financial statement closing process resulting in a significant number of audit adjustments and a delay in the filing of this Annual Report on Form 10-K, including a lack of appropriate supporting documentation for certain transactions and inadequate review processes at the subsidiary and corporate controller levels.

      We have undertaken a thorough review of the effectiveness of our internal controls and procedures, including financial reporting, as part of our continuing efforts to strengthen the control process and prepare for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. No significant changes in internal controls over financial reporting were made during the quarter ended December 31, 2003. However, in April 2004 we began to institute improved procedures and measures, and in the future plan to continue to work on strengthening these and other procedures and measures, to increase the effectiveness of our internal controls, including but not limited to the actions described above with respect to our Canadian subsidiary and:

•	improved and more timely analysis of anticipated losses under percentage-of-completion contracts.

•	implementation of procedures for improved quarterly inventory analyses and pricing reconciliations for one of our service groups, including the performance of additional physical inventory counts for that service line during 2004.

      We have also identified the need to implement procedures to identify any potential amounts to be collected from clients associated with unapproved change orders or claims and to exclude from revenues such amounts until such change orders are approved by our clients as to scope and price or until such claims are paid by our clients.

      Given the effort needed to fully remedy the internal control weaknesses identified, we may not be able to remedy these weaknesses and take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the March 1, 2005 deadline.

      As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer who is also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, our management, including our Chief Executive Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective, except as described above, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following is a list of the names and ages of all of our directors and executive officers, indicating all positions and offices they hold with us as of June 30, 2004. Our directors hold office for a three year term and until their successors have been elected and qualified. Our executive officers hold office for one year or until their successors are elected by our Board of Directors.

Name	Age	Position

Jorge Mas	40	Chairman of the Board of Directors
Jose R. Mas	32	Vice Chairman of the Board and Executive Vice President
Sherrill W. Hudson	60	Director
Julia L. Johnson	41	Director
Joseph P. Kennedy, II	51	Director
Arthur B. Laffer	63	Director
William N. Shiebler	62	Director
Jose S. Sorzano	63	Director
John Van Heuvelen	57	Director
Austin J. Shanfelter	47	Chief Executive Officer, President and Director and Principal Financial and Accounting Officer
Michael Nearing	56	Executive Vice President and General Counsel

      Jorge Mas has been our Chairman of the Board of Directors since January 1998 and a director since March 1994. From March 1994 to October 1999, Mr. Mas was our Chief Executive Officer. In addition, Mr. Mas is the Chairman of the Board of Directors of Neff Corp. and is a member of the Board of Directors of Nova Southeastern University. Mr. Mas has been Chairman of the Board of the Cuban American National Foundation, Inc., a not-for-profit corporation, since July 1999. Mr. Mas is the brother of Jose Mas.

      Jose R. Mas has been a member of the Board of Directors since August 2001. Mr. Mas has been our Executive Vice President — Business Development since September 2001. Mr. Mas has served in a number of capacities at the operating level with us since 1991, most recently as President of one of our service offerings from May 1999 to August 2001. He is also a member of the Board of Directors of Neff Corp. Mr. Mas is the brother of Jorge Mas, MasTec’s Chairman of the Board.

      Sherrill W. Hudson, joined the Board of Directors in November 2003. He retired from Deloitte & Touche, LLP in August 2002, after 37 years, including the last 19 in Miami as managing partner for South Florida, including oversight responsibility for Deloitte’s Florida and Puerto Rico offices for most of that time. Active in number of charitable, civic and business activities, Mr. Hudson’s past and present activities include past chair and executive committee of the Florida International University Foundation; the executive committee of the Miami Business Forum; past president and board member of the Orange Bowl Committee and Zoological Society of Florida; past chair of the Greater Miami Chamber of Commerce, American Cancer Society, Dade Community Foundation and Jackson Memorial Foundation; co-chair of the Dade County United Way Campaign (1996) and vice chairman of Goodwill Industries and membership on the board of directors of TECO Energy, Inc., Publix Super Markets, Inc. Standard Register Company, and SportsLine.com, Inc. Mr. Hudson resigned from his position as our director on July 7, 2004 in order to serve as Chairman and Chief Executive Officer of TECO Energy, Inc.

      Julia L. Johnson, has been a member of the Board of Directors since February 2002. From January 2001 to the present, Ms. Johnson has been President of NetCommunications, L.L.C., a strategy consulting firm specializing in the communications, energy, and information technology public policy arenas. Prior to founding NetCommunications, Ms. Johnson was Vice President of Marketing for MILCOM Technologies, Inc., a military technology commercialization company, from March 2000 to August 2001. From November 2001 to the present, Ms. Johnson has also served as founder and Chairman of the Emerging Issues Policy Forum, a public policy organization established to promote open public policy discussions on key market, industrial and regulatory issues. Ms. Johnson served on the Florida Public Service

Commission from January 1992 until November 1999, serving as chairwoman from January 1997 to January 1999. Ms. Johnson also chaired Florida’s Information Service Technology Development Task Force, which advised Florida Governor Jeb Bush on information technology policy and related legislative issues, from November 1999 to July 2001. In June 2001, Governor Bush appointed Ms. Johnson to the Florida Board of Education for a four-year term. She also serves on the Board of Advisors of GridOne, an independent corporation related to the transmission assets of Entergy, and currently serves on the University of Florida Foundation Board of Trustees.

      Joseph P. Kennedy, II has been a member of the Board of Directors since October 1999. Mr. Kennedy is Chairman and President of Citizens Energy Corporation, a not-for-profit energy provider that he founded in 1979, as well as Chairman and/or President of a number of related companies. Mr. Kennedy served six terms in the U.S. House of Representatives during which time he was a member of the House Banking and Financial Services Committee, a senior member of the House Veteran’s Affairs Committee and the co-chair of the Older American Caucus. He also served as the ranking Democrat on the Housing and Community Opportunity Subcommittee.

      Arthur B. Laffer has been a member of the Board of Directors since March 1994. Dr. Laffer has been Chairman of Laffer Associates, an economic research and financial consulting firm, since 1979; Chief Executive Officer, Laffer Advisors Inc., a broker-dealer, since 1981; and Chief Executive Officer, Laffer Investments, an investment management firm, since 1999. Dr. Laffer is a director of MPS Group Inc., Nicholas Applegate Growth Fund, Oxigene, Inc., Petco Animal Supplies and Vivendi Environment.

      William N. Shiebler has been a member of the Board of Directors since June 1999. Since March 2002, Mr. Shiebler has been a Managing Director of Deutsche Bank and Chief Executive Officer of the Americas for Deutsche Asset Management. Mr. Shiebler was a Senior Managing Director of Putnam Investments, a Boston based investment management firm, and President of Putnam Mutual Funds from 1990 until 2000. Before joining Putnam, he was President and Chief Operating Officer of Dean Witter Reynolds Intercapital, the investment management division of Dean Witter Reynolds, Inc., and Executive Vice President and director of Dean Witter Reynolds, Inc. Mr. Shiebler is a member of the Board of Directors of Oxigene, Inc. and Attensity, Inc. Mr. Shiebler also is a director or trustee of a number of private companies and not-for-profit charitable institutions.

      Jose S. Sorzano has been a member of the Board of Directors since October 1994. Mr. Sorzano has been Chairman of The Austin Group, Inc., an international corporate consulting firm, since 1989, a director of Ultra-Scan Corp., a biometric privately held company, and a director for CIPE, the Center for International Private Enterprise. Mr. Sorzano was also Special Assistant to President Reagan for National Security Affairs from 1987 to 1988; Associate Professor of Government, Georgetown University, from 1969 to 1987; and Ambassador and U.S. Deputy to the United Nations from 1983 to 1985.

      John Van Heuvelen has been a member of the Board of Directors since June 2002. Mr. Van Heuvelen spent 13 years with Morgan Stanley and Dean Witter Reynolds in various executive positions in the mutual fund, unit investment trust and municipal bond divisions before serving as president of Morgan Stanley Dean Witter Trust Company from 1993 until 1999. Since 1999, Mr. Van Heuvelen has been a private equity investor based in Denver, Colorado. His investment activities have included private telecom and technology firms, where he still remains active.

      Austin J. Shanfelter has been our Chief Executive Officer and President and a member of the Board of Directors since August 2001. He is also currently serving as our Principal Financial and Accounting Officer. From February 2000 until August 2001, Mr. Shanfelter was our Chief Operating Officer. Prior to being named Chief Operating Officer, he served as President of one of our service operations from January 1997. Mr. Shanfelter has been in the telecommunications infrastructure industry since 1981. Mr. Shanfelter has been a member of the Board of Directors of the Power and Communications Contractors Association, an industry trade group, since 1993. Mr. Shanfelter has also been a member of the Society of Cable Television Engineers since 1982 and was inducted into the Cable Pioneers in 2003.

      Michael Nearing became our General Counsel in March 2004. Prior to joining MasTec, Mr. Nearing was in the private practice of law, most recently as a partner with Kluger, Peretz, Kaplan and Berlin, P.L., in Miami, Florida. From 1990 until 1999 Mr. Nearing was General Counsel and subsequently Chief Executive Officer of Avior Technologies, Inc., an international air charter service. Prior to the formation of Avior, Mr. Nearing was in private legal practice and served as a staff member with the Federal Energy Regulatory Commission and the Department of Justice Antitrust Division.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require that MasTec’s directors, executive officers and persons who own more than 10% of MasTec’s common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of MasTec’s common stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission. Directors, executive officers and persons owning more than 10% of MasTec’s common stock are required by Securities and Exchange Commission regulations to file with the Securities and Exchange Commission and the New York Stock Exchange reports of their respective ownership of common stock and to furnish MasTec with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports received, MasTec believes that during the year ended December 31, 2003, directors, executive officers and owners of more than 10% of the common stock timely complied with all applicable filing requirements, except that a Form 4 reporting the grant of options to a previous director, Sherrill W. Hudson, due on December 3, 2003 was filed on January 7, 2004 due to an administrative oversight.

Board Committees

      The Board of Directors conducts its business through meetings of the full Board and through committees of the Board, consisting of the Executive Committee, the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Board and its committees also act by written consent. The Board of Directors, in the exercise of its reasonable business judgment, has determined that a majority of our directors qualify as independent directors pursuant to the New York Stock Exchange and Securities and Exchange Commission regulations. In making the determination of independence, the Board considered that no independent director has a material relationship with MasTec, either directly or as a partner shareholder of an organization that has a relationship with MasTec or (ii) any other relationships that in the Board’s judgment would interfere with the director’s independence.

      The Executive Committee is composed of Jorge Mas, who serves as Chairman, Austin J. Shanfelter, Arthur B. Laffer and William N. Shiebler. The principal function of the Executive Committee is to act for the Board of Directors when action is required between full Board meetings.

      The Audit Committee is composed of John Van Heuvelen, who is currently serving as its Chairman, William N. Shiebler and Julia L. Johnson. Arthur B. Laffer served as Chairman of the Audit Committee throughout 2003 until March 11, 2004 at which time he resigned from the Audit Committee. Sherrill W. Hudson served as Chairman of the Audit Committee from March 11, 2004 through July 7, 2004. The Audit Committee oversees MasTec’s financial reporting and compliance program on behalf of the Board of Directors. The Audit Committee also is required to approve all audit and nonaudit services provided by our independent auditor, including the scope of and fees paid to the independent auditor. MasTec’s board of directors has adopted a charter that sets forth the responsibilities of the Audit Committee. During 2003, the Audit Committee met on six occasions. The Board of Directors, in the exercise of its reasonable business judgment, has determined that (i) Mr. Van Heuvelen qualifies as an “audit committee financial expert,” (ii) each member of the Audit Committee is financially literate and (iii) each member of the Audit Committee is independent, pursuant to the applicable New York Stock Exchange and Securities and Exchange Commission regulations. Please refer to Item 14. “Principal Accountant Fees and Services” for further information.

      The Compensation Committee is composed of William N. Shiebler, who serves as Chairman, Julia L. Johnson, John Van Heuvelen, and Jose S. Sorzano, all of whom the Board of Directors, in the exercise of its reasonable business judgment, has determined to be independent directors. The Compensation Committee is charged with determining compensation for the Chief Executive Officer and the other senior management of MasTec, establishing salaries, bonuses and other compensation for MasTec’s executive and operating officers, administering MasTec’s stock option, stock purchase and incentive compensation plans and recommending to the Board of Directors changes to the plans. MasTec’s board of directors has adopted a charter that sets forth the responsibilities of the Compensation Committee.

      The Nominating and Corporate Governance Committee is composed of John Van Heuvelen, who serves as Chairman, Julia L. Johnson, Joseph P. Kennedy II and Jose S. Sorzano, all of whom, the Board of Directors, in the exercise of its reasonable business judgment, has determined to be independent. Mr. Kennedy is not standing for re election as a director. The Nominating and Corporate Governance Committee is responsible for developing qualifications for members of the Board of Directors, recommending to the Board of Directors candidates for election to the Board of Directors and evaluating the effectiveness and performance of the Board of Directors. The Nominating and Corporate Governance Committee also develops, implements and monitors MasTec’s corporate governance principles and its code of business conduct and ethics; monitors and safeguards the board’s independence; and annually undertakes performance evaluations of the Board committees and the full Board of Directors. MasTec’s Board of Directors has adopted a charter that sets forth the responsibilities of the Nominating and Corporate Governance Committee.

      The Nominating and Corporate Governance Committee has no specific minimum qualifications for director candidates. In general, however, persons considered for membership on the Board must have demonstrated leadership capabilities, be of sound mind and high moral character and be willing and able to commit the necessary time for Board and committee service. In evaluating potential candidates for service on the Board of Directors, the Nominating and Corporate Governance Committee will consider, consistent with its charter, the candidate’s education: range and depth of business experience: availability; potential contributions to MasTec; the mix of interests, experiences and attributes of the incumbent directors; the existence or lack thereof, of potential conflicts created by the candidate’s current board memberships or other commitments; the candidate’s ability to satisfy the need for any required expertise on the Board or one of its committees; and such other factors as the Nominating and Corporate Governance Committee may, in its discretion, deem important to successful service as a director. While the Nominating and Corporate Governance Committee has the ability to do so, the Nominating and Corporate Governance Committee has not to date retained any third party consulting firms to assist in identifying and evaluating director candidates.

      The Nominating and Corporate Governance Committee will consider candidates recommended by the shareholders pursuant to written applications submitted to us at 800 Douglas Road, 12th Floor, Coral Gables, FL 33134; Attention: Corporate Secretary, by the December 31 prior to the Annual Meeting as required by MasTec’s bylaws, as amended. Shareholder proposals for nominees should include biographical and other related information regarding the proposed nominee sufficient to comply with applicable disclosure rules and a statement from the shareholder as to the qualifications and willingness of the candidate to serve on our Board of Directors. No recommended nominees have been received by the Nominating and Corporate Governance Committee from any shareholder or group of shareholders who beneficially own five percent or more of the Company’s common stock.

      The full text of our current Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters and our Corporate Governance Guidelines are available on MasTec’s website located at www.mastec.com.

Other Corporate Governance Matters

      To communicate with our Board of Directors or individual members of the Board, you may write to Board of Directors, c/o Corporate Secretary, MasTec, Inc., 800 Douglas Road, 12th Floor, Coral Gables, Florida 33134.

      MasTec has adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer and other employees. The full text of the Code of Conduct is available on MasTec’s website at www.mastec.com. Any amendments to or waivers of the Code of Conduct will be promptly posted on the website.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table summarizes all compensation paid to our Chief Executive Officer and the other most highly compensated executive officers of MasTec whose total salary and bonus exceeded $100,000 (together, the “Named Executive Officers”) for services rendered in all capacities to MasTec and its subsidiaries for the years ended December 31, 2003, 2002 and 2001.

	Annual Compensation						Long Term Compensation

					Other Annual		Securities		All Other
		Salary	Bonus		Compensation		Underlying		Compensation
Name and Principal Position	Year	($)	($)		($)		Options(6)		($)

Austin J. Shanfelter	2003	542,308	100,000	(2)	75,000	(3)	150,000		500,000	(12)
President and Chief	2002	601,925	—		—		150,000	(7)	619,645	(12)
Executive Officer(1)	2001	391,996	—		—		450,000	(8)	—
Donald P. Weinstein	2003	270,000	50,000	(4)	—		130,000	(9)	—
Executive Vice	2002	258,577	100,000	(4)	—		30,000	(11)	—
President and Chief	2001	—	—		—		—		—
Financial Officer(1)
Jose R. Mas	2003	225,000	—		21,156	(5)	150,000		1,627	(13)
Vice Chairman of	2002	216,346	—		20,343	(5)	—		1,627	(13)
the Board and	2001	157,197	—		—		125,000	(10)	1,627	(13)
Executive Vice President(1)
Eric J. Tveter	2003	273,461	75,000	(4)	—		35,000		—
Executive Vice	2002	126,923	143,750	(4)	—		50,000	(11)	—
President and Chief	2001	—	—		—		—		—
Operations Officer(1)

(1)	Mr. Shanfelter became President and Chief Executive Officer in August 2001. Mr. Mas became Vice Chairman of the Board and Executive Vice President in August 2001. Mr. Weinstein became Executive Vice President and Chief Financial Officer in January 2002 and resigned his position in 2004. Mr. Tveter became Executive Vice President and Chief Operations Officer in July 2002 and resigned on March 22, 2004.

(2)	Represents a bonus paid to Mr. Shanfelter in 2002 in connection with his amended employment agreement.

(3)	Represents a $75,000 payment of deferred compensation related to a split-dollar life insurance arrangement entered in 2000.

(4)	Represents bonuses relating to 2002 paid to Messrs. Weinstein and Tveter in 2002 and 2003 pursuant to their employment agreements and arrangements with MasTec.

(5)	Represents payments related to a split dollar life insurance arrangement entered in 2000.

(6)	The options were granted in the year indicated based on performance in the previous year unless otherwise noted.

(7)	Represents options to acquire 150,000 shares of our common stock that was granted to Mr. Shanfelter in connection with revising his employment agreement.

(8)	Represents options to acquire 300,000 shares of our common stock that were granted to Mr. Shanfelter for his increased responsibilities in connection with becoming President and Chief Executive Officer in August 2001 and options to acquire 150,000 shares of our common stock granted for performance during 2000 that were awarded in early 2001.

(9)	Represents options to acquire 100,000 shares of our common stock that were granted to Mr. Weinstein in connection to his amended employment agreement.

(10)	Represents options to acquire 125,000 shares of our common stock that were granted to Mr. Mas for his increased responsibilities in connection with becoming Vice Chairman of the Board and Executive Vice President in August 2001.

(11)	Represents options for Mr. Tveter to acquire 50,000 shares of our common stock and Mr. Weinstein to acquire 30,000 of our common stock in connection with their respective employment arrangements with the Company.

(12)	Includes premiums paid by MasTec for insurance on the lives of Mr. Shanfelter and members of his family and interest owed to Mr. Shanfelter.

(13)	Represents premiums paid by MasTec for the term portion of life insurance on the lives of the individuals referenced.

Option Grants in Last Fiscal Year

      The following table provides information with respect to options to purchase common stock granted to the Named Executive Officers for the year ended December 31, 2003:

						Potential Realizable Value at
						Assumed Annual Rates of Stock
						Price Appreciation for Option
		Individual Grants				Term(4)
	Number of Shares
	Underlying		Exercise		Expiration
Name	Options Granted		Price ($/sh)		Date	5%	10%

Austin J. Shanfelter	150,000	6.18%	$7.74	(3)	8/14/13	$730,147	$1,850,335
Donald P. Weinstein	100,000	4.12%	$2.215	(2)	05/01/10	$90,173	$210,141
	30,000	1.23%	$7.74	(3)	08/14/13	$146,029	$370,067
Jose R. Mas	150,000	6.18%	$7.74	(3)	08/14/13	$730,147	$1,850,335
Eric J. Tveter	35,000	1.44%	$2.215	(2)	05/01/10	$124,980	$291,256

(1)	Based on options to purchase an aggregate of 2,427,000 shares of common stock granted to employees in 2003.

(2)	All options were granted at an exercise price equal to fair market value based on the mean between the high and low sale prices of our common stock on the New York Stock Exchange on the date of grant.

(3)	All options were granted at an exercise price equal to fair market value based on the closing price of our common stock on the New York Stock Exchange on the date of grant.

(4)	Amounts represent hypothetical gains assuming exercise at the end of the option term and assuming rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock. The actual gains, if any, on the stock option exercises will depend on the future performance of our common stock, the optionee’s continued employment through applicable vesting periods and the date on which the options are exercised and the underlying shares are sold. The closing price of our common stock on March 24, 2004 was $8.05 per share.

Aggregate Option Exercises and Year-End Option Values

      The following table sets forth information with respect to each exercise of stock options during the year ended December 31, 2003 by the Named Executive Officers and the value at December 31, 2003 of unexercised stock options held by the Named Executive Officers.

			Number of Shares
			Underlying Unexercised	Value of Unexercised in
			Options at	the Money Options at
	Shares Acquired	Value	December 31, 2003	December 31, 2003(1)
	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
	(#)	($)	(#)	($)

Austin J. Shanfelter	0	0	553,379/402,550	$1,645,652/$2,738,250
Donald P. Weinstein	0	0	10,000/150,000	$77,400/$1,626,400
Jose R. Mas	0	0	179,763/191,666	$396,668/$1,237,581
Eric J. Tveter	0	0	25,000/60,000	$216,750/$657,575

(1)	Market value of shares underlying in-the-money options at December 31, 2003 based on the product of $14.81 per share, the closing price of MasTec’s common stock on the New York Stock Exchange on December 31, 2003, less the exercise price of each option, multiplied by the number of in-the-money options as of that date.

Compensation of Directors

      Pursuant to the Amended and Restated 2003 Incentive Stock Option Plan, Julia L. Johnson, Joseph P. Kennedy II, Arthur B. Laffer, and Jose Sorzano each received a formula grant of options to purchase 7,500 shares of our common stock in June 2003, William N. Shiebler and John Van Heuvelen each received a formula grant for options to purchase 20,000 shares of our common stock in June 2003 and Sherrill W. Hudson in December 2003,received a formula grant of options to purchase 20,000 shares of common stock in December 2003. In addition, Messrs. Kennedy, Laffer, Shiebler, and Sorzano each received a discretionary grant of options to purchase 50,000 shares of our common stock and Ms. Johnson and Mr. Van Heuvelen each received a discretionary grant to purchase 30,000 shares of our common stock.

Equity Compensation Plan Information

      The following table sets forth information about MasTec’s common stock that may be issued under all of MasTec’s existing equity compensation plans as of December 31, 2003, which include the 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, 1997 Annual Incentive Compensation Plan, 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, Inepar Stock Option Agreement, 1999 Non-Qualified Option Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees and individual option agreements. The 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, the

1997 Annual Incentive Compensation Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
	and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders	6,965,412	$11.04 (1)	9,100,036 (2)
Equity Compensation Plans Not Approved by Shareholders	2,428,091	$18.04 (1)	911,922
TOTAL	9,393,503		10,011,958

(1)	Calculations to compute the weighted average for options, warrants and rights under the 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees, were based upon an assumed purchase price of $8.05 per share, which was the fair market value based on the closing sale price of our common stock on the New York Stock Exchange on March 24, 2004, and for the 1997 Non-Qualified Employee Stock Purchase Plan were based upon an assumed purchase price of $6.76 per share, which is the 15% discount of the fair market value on March 24, 2004. All other weighted averages for options, warrants and rights for all other plans were based upon an assumed purchase price of $7.96 per share, which was the fair market value based on the mean between the high and the low sale price of our common stock on the New York Stock Exchange on March 24, 2004. See “Summaries of Plans Not Approved by Our Shareholders” below for a description of the Non-Employee Directors’ Stock Plan and the 1997 Non-Qualified Employee Stock Purchase Plan.

(2)	The 1997 Annual Incentive Plan has 1,500,000 shares remaining available for future issuance, but MasTec has never issued any shares under the plan and has no current plans to do so.

Summaries of Plans Not Approved by Our Shareholders

      1997 Non-Qualified Employee Stock Purchase Plan. The MasTec, Inc. 1997 Non-Qualified Employee Stock Purchase Plan is administered by the Compensation Committee, and permits employees of MasTec who meet certain criteria set by the Committee to purchase common stock of MasTec at a 15% discount to the market price at the time of purchase. Such purchases are made through regular payroll deductions or lump sum investments. Employees are limited to a maximum investment of $25,000 in the plan each year. The total amount of common stock reserved under the plan is approximately 600,000 shares, substantially all of which have been purchased. The Board of Directors is considering amending the plan to increase the available number of shares under the plan.

      Non-Employee Directors’ Stock Plan. The MasTec, Inc. Non-Employee Directors’ Stock Plan adopted in 1998 permits non-employee directors to elect to receive all or a specified percentage of any director fees paid for each year of service on the board in shares of MasTec common stock. The number of shares issued to each non-employee director is determined by dividing the director’s fees owed to such director by the fair-market value of a share of common stock on the date of the issue. The shares issued are delivered to the non-employee director and the non-employee director has all the rights and privileges of a stockholder as to the shares. The shares were immediately vested upon grant and were not forfeitable to MasTec. The maximum number of shares of common stock that may be issued under the plan is 150,000, substantially all of which have not been issued.

      This plan is administered by the Compensation Committee. The Committee has authority to adopt such rules as it may deem appropriate to carry out the purposes of the plan. In the event MasTec undertakes a transaction resulting in a change in the outstanding common stock, the Committee in its discretion may make proportionate adjustments as it considers appropriate to prevent diminution or enlargement of the rights of non-employee directors under the plan with respect to the aggregate number of shares of common stock authorized to be issued under the plan. MasTec has not used this plan in the last four years since director compensation has been paid by grant of options to purchase common stock and has no current plans to use this plan in the future.

      1999 Non-Qualified Employee Stock Option Plan. The 1999 Non-Qualified Employee Stock Option Plan is administered by the Compensation Committee of the board and permits the Committee to grant non-qualified options to purchase up to 3,000,000 shares of common stock to any MasTec employee. The Compensation Committee determines the recipient of options, the number of shares covered by each option, and the terms and conditions of options within the parameters of the plan (including the exercise price, vesting schedule, and the expiration date) and may adopt rules and regulations necessary to carry out the plan.

      Options may be granted pursuant to the plan until January 31, 2009, after which time no further options will be granted under the plan, but options previously granted may be exercised pursuant to the respective terms. The Compensation Committee has the authority to change or discontinue the plan or the options issued pursuant thereto at any time without the holders consent so long as the holders’ rights would not be impaired. The plan permits the Compensation Committee to determine and accept different forms of payment pursuant to the exercise of options.

      The plan provides for the termination of all outstanding options whether or not vested in the event of a termination of employment, and permits the Committee to take certain actions in the event of a change of control to ensure fair and equitable treatment of the employees who hold options granted under the plan, including accelerating the vesting of any outstanding option, offering to purchase any outstanding option and making other changes to the terms of the outstanding options.

      Inepar Stock Option Agreement. Effective July 31, 1997, MasTec granted Inepar S.A. Indústria e Construçiones, a Brazilian corporation, an option to purchase 75,000 shares of MasTec common stock at $17.67 per share in connection with an acquisition by MasTec. All of the Inepar options are currently vested and will expire on July 31, 2007.

      Individual Option Grants. MasTec has entered into various option agreements with non-employee directors, advisors and other parties in connection with providing certain services, acquisitions and other matters. Such options have various vesting schedules and exercise prices and have been included in the equity compensation plan table above.

Employment and Other Agreements

      Effective January 1, 2002, MasTec entered into an employment agreement with Austin J. Shanfelter relating to his employment as President and Chief Executive Officer. The agreement expires on December 31, 2005 unless earlier terminated, and provides that Mr. Shanfelter will be paid an annual salary of $600,000, an initial bonus of $100,000 prior to March 31, 2003 and deferred compensation of $2,000,000. The agreement also provides for a bonus to be paid pursuant to an incentive performance bonus plan to be agreed upon and stock options pursuant to MasTec’s stock option plans. Following termination of employment, the agreement provides for a two-year consulting period at $500,000 per year. Additionally, if there is a change of control of MasTec during the employment term, the executive will be entitled to all of the unpaid portion of his salary for the remaining term of the agreement, to the consulting fees, any unpaid portion of the initial bonus and the deferred compensation amount and to immediate vesting of any previously unvested options. The agreement also contains gross-up for any excise taxes, confidentiality, non-competition and non-solicitation provisions.

      On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), we entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein will receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in our bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein has resigned effective March 11, 2004. In connection therewith, we entered into a severance agreement with Mr. Weinstein pursuant to which we will pay him his base salary of $300,000 through December 2004, provide him with certain employee and insurance benefits and provide for the vesting of his stock options. The severance agreement is pending approval by the Compensation Committee.

      In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsoliciation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, will pay him through July 14, 2004 at an annual rate of $306,837, will provide him with certain employee benefits and provide for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004.

      In June 2001 and 2002, we paid $75,000 per year to Mr. Shanfelter related to a life insurance policy which was cancelled in April 2002.

      On November 1, 2002, MasTec and Austin Shanfelter entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18,000,000. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled, upon the death of the insureds, to recover all premiums it pays on the policy plus interest equal to four percent, compounded annually. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. MasTec will make the premium payments for the term of the agreement or until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) the six year anniversary of the agreement. In 2003, MasTec paid approximately $500,000 in premiums in connection with insurance policies for Mr. Shanfelter and his family.

      In August 2001 the Company entered into a Separation Agreement with Mr. Joel-Tomas Citron. This agreement was approved by the Compensation Committee of the Company. In connection with the Separation Agreement, we agreed to pay Mr. Citron the sum of $10 million through October 1, 2002, and provided him with certain employee benefits.

Compensation Committee Interlocks and Insider Participation

      Jorge Mas and Jose Ramon Mas, Chairman of the Board and Vice Chairman of the Board and Executive Vice President of MasTec, respectively, are members of the Board of Directors of Neff Corp., and Juan Carlos Mas, the brother of Jorge and Jose Ramon Mas, is the Chairman, CEO and a director of Neff Corp. Messrs. Jorge, Jose Ramon and Juan Carlos Mas, and their respective families, own a controlling interest in both MasTec and Neff Corp. MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a nonexclusive basis, including Neff. See Item 13. “Certain Relationships and Related Transactions” for more information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the beneficial ownership as of June 30, 2004 of common stock by (i) each director of MasTec and each Named Executive Officer, and (ii) all executive officers and directors of MasTec as a group. Unless otherwise indicated, each named shareholder has sole voting and investment power with respect to the shares beneficially owned by the shareholder. MasTec is not aware of any other shareholder who beneficially owned more than 5% of MasTec’s common stock.

	Common Stock Beneficially
	Owned

		Percent of
	Number of	Common Stock
Name	Shares	Outstanding

Jorge Mas	20,095,886(1)	37.48%
Chairman of the Board
Jose R. Mas	2,357,889(2)	4.40%
Vice Chairman of the Board and Executive Vice President
Sherrill W. Hudson(3)	0	—
Director
Julia L. Johnson	32,475(4)	*
Director
Joseph P. Kennedy II	144,975(4)	*
Director
Arthur B. Laffer	427,628(4)	*
Director
William N. Shiebler	179,358(4)	*
Director
Jose S. Sorzano	131,978(4)	*
Director
John Van Heuvelen	36,600	*
Director
Austin J. Shanfelter	947,778(4)	1.77%
Director, President and Chief Executive Officer
Donald P. Weinstein	73,234(4)	*
Executive Vice President and Chief Financial Officer
Eric J. Tveter	71,310(4)	*
Former Executive Vice President and Chief Operations Officer
All directors and executive officers as a group (12 persons)	24,499,111(4)	45.69%

*	Less than 1%.

(1)	Includes 9,621,016 shares owned directly by the Jorge L. Mas Canosa Holdings I Limited Partnership, a Texas limited partnership (the “Family Partnership”), and indirectly by Jorge Mas, as the president and sole director of Jorge L. Mas Canosa Holdings Corporation, a Texas corporation, the sole general partner of the Family Partnership; and 8,599,361 shares owned of record by Jorge Mas Holdings I Limited Partnership, a Texas limited partnership (“Jorge Mas Holdings”). The sole general partner of Jorge Mas Holdings is Jorge Mas Holdings Corporation, a Texas corporation that is wholly-owned by Mr. Jorge Mas. Also includes 282,670 shares owned of record by the Mas Family Foundation, Inc., a Florida not-for-profit corporation (the “Family Foundation”) of which Mr. Jorge Mas is the president; 1,166,791 shares covered by options exercisable within 60 days of June 30, 2004; and 426,048 shares owned of record individually. Mr. Jorge Mas disclaims beneficial ownership of the shares held by the Family Partnership except to the extent of his pecuniary interest therein, and disclaims beneficial ownership of all of the shares owned by the Family Foundation. The business mailing address for Mr. Jorge Mas is c/o MasTec, Inc., 800 Douglas Road, 12th Floor, Coral Gables, Florida 33134.

(2)	Includes 1,114,251 shares owned of record by Jose Ramon Mas Holdings I Limited Partnership, a Texas limited partnership (“Jose Mas Holdings”). The sole general partner of Jose Mas Holdings is Jose Ramon Mas Holdings Corporation, a Texas corporation that is wholly owned by Mr. Jose Mas.

Also includes 135,500 shares owned of record by Jorge Mas Canosa Freedom Foundation, Inc., a Florida non-for-profit corporation (“Freedom Foundation”) of which Mr. Jose Ramon Mas is secretary; 270,929 shares covered by options exercisable within 60 days of June 30, 2004; and 837,209 shares owned of record individually. Mr. Jose Ramon Mas disclaims beneficial ownership of the shares held by the Freedom Foundation.

(3)	Mr. Hudson resigned his position as our director effective July 7, 2004.

(4)	Includes shares of common stock that may be issued upon the exercise of stock options that are exercisable within 60 days of June 30, 2004 as follows: Julia L. Johnson, 32,475; Joseph P. Kennedy II, 144,975 shares; Arthur B. Laffer, 237,475 shares; William N. Shiebler, 159,100 shares; Jose S. Sorzano, 129,725 shares; John Van Heuvelen, 36,600 shares: Austin J. Shanfelter, 805,429 shares; Eric Tveter, 61,667 shares; and Donald P. Weinstein 63,234 shares.

Item 13.	Certain Relationships and Related Transactions

      MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, our Chairman of the Board, and Jose Mas, our Vice Chairman and Executive Vice President are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer and a director and shareholder of Neff Corp. During the year ended December 31, 2003, MasTec paid Neff approximately $1.7 million for equipment purchases, rentals and leases, which constituted approximately 4.0% of MasTec’s total equipment purchases, rentals and leases during the year. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

      Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50,000,000. Mr. Mas and his spouse are the insureds under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover all premiums it pays on the policies plus interest equal to four percent, compounded annually, upon the death of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) a change of control of MasTec.

      Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement (as amended on December 1, 2002) wherein MasTec agreed to pay the premiums due on a life insurance policy with a face amount of $80,000,000, $60,000,000 of which is subject to the agreement and the remaining $20,000,000 is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, upon the death of the insured. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) a change of control of MasTec. An amount equal to $60,000,000 of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to MasTec. In 2003, MasTec paid $1,135,091 in premiums in connection with the split dollar agreements for Jorge Mas.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      Fees for services rendered by Ernst & Young for the audit of our annual financial statements and review of financial statements included in quarterly reports on Form 10-Q for 2003 and 2002 totaled approximately $2.7 million and $1.3 million, respectively.

Audit Related Fees

      Fees for audit related services, which are services that are reasonably related to the performance of the audit or review of quarterly financial statements, performed by Ernst & Young for 2003 and 2002 totaled $77,250 and $81,471, respectively.

Tax Fees

      Fees for tax services, including compliance, tax advice and tax planning, performed by Ernst & Young for 2003 and 2002 totaled approximately $265,000 and $52,000, respectively.

All Other Fees

      Other services amounted to $1,500 in 2003. There were no fees for other services not described above in 2002.

Pre-approval Policies

      The Audit Committee pre-approves all auditing services and the terms of such services (which may include providing comfort letters in connection with securities underwritings) and non-audit services provided by our independent auditors, but only to the extent that the non-audit services are not prohibited under applicable law and the Audit Committee reasonably determines that the non-audit services do no impair the independence of the independent auditors. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

      The pre-approval requirement is waived with respect to the provision of non-audit services for MasTec if (i) the aggregate amount of all such non-audit services provided to MasTec constitutes not more than 5% of the total amount of revenues paid by MasTec Corporation to its independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the Audit Committee or by one or more of its members to whom authority to grant such approvals has been delegated by the Audit Committee.

      The Audit Committee has considered and determined that the provision of the non-audit services described above is compatible with maintaining the auditor’s independence.

      During 2003 and 2002 100% of audit related fees, tax fees and all other fees, respectively, were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements — The consolidated financial statements and the report of our Certified Public Accountants are listed on page 58 through 97.

2. Financial Statements Schedules — The financial statement schedule information required by Item 14(a)(2) is included as part of “Note 5 — Accounts Receivable” of the Notes to Consolidated Financial Statements.

3. Exhibits including those incorporated by reference:

Exhibit
No.	Description

3.1	Articles of Incorporation, filed as Appendix B to our definitive Proxy Statement for our 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein
3.2	Second Amended and Restated Bylaws of MasTec, Inc. Amended and Restated as of May 30, 2003, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2003 and filed with the Commission on August 14, 2003 and incorporated by reference herein
4.1	Indenture, dated as of February 4, 1998 between MasTec and First Trust national Association, as trustee relating to our 7.75% Senior Subordinated Notes Due 2008, filed as Exhibit 4.2 to our Registration Statement on Form S-4 filed on February 13, 1998 (file no. 333-46361) and incorporated by reference herein
10.1	1994 Stock Incentive Plan filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein
10.2	1994 Stock Option Plan for Non-employee Directors filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein
10.3	Stock Option Agreement dated March 11, 1994 between MasTec and Arthur B. Laffer, filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein
10.4	1999 Non-Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.5	Revolving Credit and Security Agreement dated as of January 22, 2002 between MasTec, certain of its subsidiaries, and Fleet Financial Corporation as agent filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein
10.6	Assumption and Amendment Agreement to Revolving Credit and Security Agreement dated February 7, 2002 filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein
10.7	Amendment No. 2 to the Revolving Credit and Security Agreement dated as of October 25, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.8	Amendment No. 3 and Consent to the Revolving Credit and Security Agreement dated as of November 1, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10-8 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.9	Amendment No. 4 to the Revolving Credit and Security Agreement dated as of March 6, 2003 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.10	Employment Agreement dated July 15, 2002, between MasTec, Inc. and Eric J. Tveter, filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2002, and filed with the Commission on November 14, 2002 and incorporated by reference herein
10.11	Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 20, 2002, and filed with the Commission on November 14, 2002 and incorporated by reference herein
10.12	Severance Agreement with Jose Sariego dated as of December 31, 2002, filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

Exhibit
No.		Description

10.13		Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.14		Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.15		First Amendment to the Split-Dollar Agreement dated September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.16		Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein
10.17		2003 Employee Stock Incentive Plan, filed as Appendix B to our definitive proxy statement for our 2003 Annual Meeting of Shareholders, dated April 25, 2003 and incorporated by reference herein
10.18		Amendment No. 5 to our Revolving Credit and Security Agreement dated as of September 18, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein
10.19		Amended and Restated 2003 Stock Incentive Plan for Non-Employees, filed as Appendix A to our definitive proxy statement for a Special Meeting of Shareholders, dated November 17, 2003 and incorporated by reference herein
10.20		Employment Agreement dated January 7, 2004 between MasTec, Inc. and Donald P. Weinstein, filed as Exhibit 10.1 to our Registration statement on Form S-3 (file no. 333-111845) and incorporated by reference herein
10.21		Amendment No. 6 to the Revolving Credit and Security Agreement dated as of December 29, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.2 to our Registration Statement on Form S-3 (file no. 333-111845) and incorporated by reference herein
10	.22*	Amendment No. 7 to the Revolving Credit and Security Agreement dated as of July 22, 2004 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation, as agent
10	.23*	Separation Agreement and General Release entered into as of March 22, 2004 between MasTec, Inc. and Eric J. Tveter
10	.24*	Separation Agreement and General Release entered into as of March 11, 2004 between MasTec, Inc. and Donald P.Weinstein
10	.25*	Separation Agreement and General Release entered into as of August 7, 2001 between MasTec, Inc. and Joel Citron
21	.1*	Subsidiaries of MasTec
23	.1*	Consent of Independent Certified Public Accountants (Ernst & Young LLP)
23	.2*	Consent of Independent Certified Public Accountants (PricewaterhouseCoopers LLP)
31*		Certifications required by Section 302(b) of the Sarbanes Oxley Act of 2002
32*		Certifications required by Section 906 of the Sarbanes Oxley Act of 2002

*	Exhibits filed with this Form 10-K.

      (b) Reports on Form 8-K:

      On November 12, 2003, we filed a Current Report on Form 8-K dated November 12, 2003, with the Securities and Exchange Commission reporting information under “Item 12. Disclosure of Results of Operations and Financial Condition”, to report our press release dated November 12, 2003 announcing our results of operations for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on July 29, 2004.

MASTEC, INC.

/s/ AUSTIN J. SHANFELTER

Austin J. Shanfelter
President and Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 29, 2004.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors

/s/ AUSTIN J. SHANFELTER Austin J. Shanfelter	President and Chief Executive Officer and Director (Principal Executive Financial and Accounting Officer)

/s/ JOSE R. MAS Jose R. Mas	Executive Vice President and Vice Chairman Of the Board of Directors

/s/ ARTHUR B. LAFFER Arthur B. Laffer	Director

/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director

/s/ JOSEPH P. KENNEDY Joseph P. Kennedy II	Director

/s/ WILLIAM N. SHIEBLER William N. Shiebler	Director

/s/ JOSE S. SORZANO Jose S. Sorzano	Director

/s/ JULIA L. JOHNSON Julia L. Johnson	Director