Form 10-Q
period 2004-03-31
MASTEC INC
filed 2004-12-23
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 001-08106

Mastec, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0829355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Douglas Road Floor 12 Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(305) 599-1800

Former name, former address and former fiscal year, if changed since last report:

Not Applicable

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☐          No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          Yes ☑          No ☐

      As of December 20, 2004 MasTec, Inc. had 48,146,650 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

Form 10-Q
Quarter Ended March 31, 2004

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,

		2003
	2004	As Restated

	(In thousands, except
	per share amounts)
Revenue	$200,022	$175,167
Costs of revenue, excluding depreciation	194,573	147,840
Depreciation	4,985	8,350
Amortization	176	151
General and administrative expenses	21,320	17,261
Interest expense, net	4,903	4,614
Other expense (income), net	140	(557)

Loss from continuing operations before benefit for income taxes	(26,075)	(2,492)
Benefit for income taxes	—	1,010

Loss from continuing operations	(26,075)	(1,482)
Discontinued operations:
Loss on discontinued operations, net of tax benefit of $0 and $158 in 2004 and 2003, respectively	(826)	(270)
Loss on write off of assets of discontinued operations, net	(19,165)	—

Net loss	$(46,066)	$(1,752)

Basic and diluted weighted average common shares outstanding	48,323	48,018

Basic and diluted net loss per share:
Continuing operations	$(.54)	$(.03)
Discontinued operations	(.41)	(.01)

Basic and diluted net loss per share	$(.95)	$(.04)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Audited)

	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,269	$19,415
Accounts receivable, unbilled revenue and retainage, net	196,618	208,211
Inventories	39,028	32,781
Income tax refund receivable	3,453	4,667
Prepaid expenses and other current assets	26,977	31,801

Total current assets	269,345	296,875
Property and equipment, net	80,911	85,832
Goodwill	138,640	150,984
Deferred taxes	56,296	55,083
Other assets	31,227	35,151

Total assets	$576,419	$623,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$1,734	$4,709
Accounts payable and accrued expenses	93,389	100,698
Other current liabilities	58,763	78,108

Total current liabilities	153,886	183,515
Other liabilities	33,556	27,636
Long-term debt	196,599	196,956

Total liabilities	384,041	408,107

Shareholders’ equity:
Preferred stock, no par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 48,372,000 and 48,222,000 shares, respectively	4,837	4,822
Additional paid-in capital	351,134	349,823
Accumulated deficit	(163,913)	(117,847)
Foreign currency translation adjustments	320	(20,980)

Total shareholders’ equity	192,378	215,818

Total liabilities and shareholders’ equity	$576,419	$623,925

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,

		2003
	2004	As Restated

	(In thousands)
Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(26,075)	$(1,482)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	5,161	8,501
Non-cash compensation expense	416	—
Income tax refunds	—	22,732
Loss (gain) on disposal of assets and investments	182	(229)
Provision of doubtful accounts	1,419	—
Provision of inventory obsolescence	902
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	6,556	5,757
Inventories	(7,284)	(880)
Other assets, current and non-current portion	3,066	(5,360)
Accounts payable and accrued expenses	(5,121)	(1,799)
Other liabilities, current and non-current portion	5,475	(20,313)

Net cash (used in) provided by operating activities of continuing operations	(15,303)	6,927

Cash flows from investing activities of continuing operations:
Capital expenditures	(2,939)	(2,435)
Cash paid for acquisitions and contingent consideration, net of cash acquired	—	(893)
Payments received from sub-leases	—	2,676
Investments in life insurance policy	—	(168)
Investments in consolidated companies	(87)	—
Net proceeds from sale of assets and investments	2,882	2,064

Net cash (used in) provided by investing activities of continuing operations	(144)	1,244

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facilities, net	—	913
Payments from other borrowings and capital lease obligations, net	(1,199)	(2,600)
Proceeds from issuance of common stock	912	45

Net cash used in financing activities of continuing operations	(287)	(1,642)

Net (decrease) increase in cash and cash equivalents	(15,734)	6,529
Net effect of currency translation on cash	202	95
Cash and cash equivalents — beginning of period	19,415	8,730
Cash used in discontinued operations	(614)	(235)

Cash and cash equivalents — end of period	$3,269	$15,119

Cash paid during the period for:
Interest	$8,233	$8,180

Income taxes	$28	$51

Supplemental disclosure of non-cash information (in thousands):

During the three months ended March 31, 2003, the Company disposed of certain assets and equipment for which it recorded a receivable of $2 million in other current assets as of March 31, 2003.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

Note 1 —	Nature of the Business

      MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or “the Company”) serves providers of telecommunications, broadband (including cable, satellite and high speed internet), energy services, traffic control and homeland security systems throughout many parts of North America. Although the Company’s clients may contract for a full range of services, the Company’s offerings are more typically separated into the construction, design and installation or the maintenance and upgrade, of infrastructure. MasTec is organized as a Florida corporation and its fiscal year ends December 31. MasTec or its predecessors have been active in the specialty infrastructure services industry for over 70 years.

Note 2 —	Basis for Presentation

      The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form  10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period for the full fiscal year. As discussed in Note 8, the Company ceased doing business in Brazil in the first quarter of 2004. Accordingly, the results of operations in Brazil for the three months ended March 31, 2003, have been reclassified as a loss from discontinued operations on the Company’s condensed unaudited consolidated statements of operations.

Note 3 —	Significant Accounting Policies

(a) Principles of Consolidation

      The accompanying financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities are reported as minority interests. There is no minority interest in the accompanying condensed unaudited consolidated financial statements as operating losses were generated by such consolidated entities in the periods presented and it is uncertain whether such minority interest will be able to bear financial responsibility. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Comprehensive Loss

      Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of accumulated deficit and foreign currency translation adjustments.

      Comprehensive loss consisted of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Net loss	$(46,066)	$(1,752)
Less: foreign currency translation	21,300	605

Comprehensive loss	$(24,766)	$(1,147)

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

(c) Revenue Recognition

      Revenue and related costs for service agreements billed on a time and materials basis are recognized as the services are rendered.

      The Company recognizes revenue on unit based construction/installation projects using the units-of-delivery method. The Company’s unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method revenue is recognized as the units are completed and delivered at the contractually agreed price per unit. The price for each of the units is fixed by the contract. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.

      The Company’s non-unit based, fixed price installation/construction contracts relate primarily to contracts that require the construction, design and installation of an entire infrastructure system. The Company recognizes revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected contract revenue and costs. The Company estimates total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is the percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs, after adjusting estimated total contract costs for the most recent information. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

      Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms.

(d) Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 1,509,208 shares and 0 shares for the three months ended March 31, 2004 and 2003, respectively. Accordingly, for the three months ended March 31, 2004 and 2003 diluted net loss per share is the same as basic net loss per share.

(e) Intangibles and Other Long-Lived Assets

      Long-lived assets and goodwill are recorded at estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to five years. Management assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. In connection with the abandonment of the Brazil subsidiary as discussed in Note 8, the Company wrote off goodwill associated with this reporting entity.

      The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If such an event or change in circumstances is present, management estimates the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, an impairment loss will be recognized or a review of depreciation policies may be appropriate. Management records impairment losses resulting from such abandonment in other expense. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the operating income line as “Other income (expense) income, net”.

(f)	Accrued Insurance

      The Company is insured for worker’s compensation, automobile and general liability claims subject to a $2.0 million deductible per occurrence per policy. The Company has excess umbrella coverage for losses in excess of the primary coverages up to $70 million per claim and in the aggregate. The liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period to increase insurance reserves.

      On January 1, 2004, MasTec, Inc. formed a captive insurance subsidiary, JMC Insurance Company, Inc. (“JMC”), a South Carolina corporation, to write a portion of its workers’ compensation, general liability and automobile liability coverages under deductible reinsurance policies. JMC, which is the Company’s first formation and management of a captive insurance company, was capitalized with a $1 million letter of credit. JMC is a wholly owned subsidiary of MasTec, Inc. and is consolidated in the Company’s financial statements.

(g)	Stock-Based Compensation

      The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price at the date of grant. Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply APB Opinion No. 25 and has adopted only the disclosure requirements of SFAS No. 123.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

      The fair value of each option granted was estimated on the date of grant using the Black Sholes option pricing model with the following assumptions used:

	For the
	Three Months Ended
	March 31,

	2004	2003

Expected Life	7 years	7 years
Volatility %	75.6%	74.2%
Interest Rate	3.0%	3.0%
Dividends	None	None

      The required proforma disclosures are as follows (in thousands, except per share data):

	For the
	Three Months Ended
	March 31,

		2003
	2004	As Restated

Net loss, as reported	$(46,066)	$(1,752)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,661)	(947)

Proforma net loss	$(48,727)	$(2,699)

Basic and diluted net loss:
As reported	$(.95)	$(0.04)

Proforma	$(1.01)	$(0.06)

(h)	Reclassifications

      Certain reclassifications were made to the 2003 financial statements to conform to the current year presentation.

Note 4 —	Restatement of March 31, 2003 Financial Statements

      In connection with the annual audit of the Company’s 2003 financial statements, the Company identified errors in amounts previously reported in its financial statements for the three months ended March 31, 2003. The restatements related to overstatements due to irregularities in revenue recorded by the Company’s Canadian operations in the amount of $272,000 for the three months ended March 31, 2003.

	For the
	Three Months Ended
	March 31, 2003

	As Previously	As
	Reported	Restated*

	(In thousands)
Revenue	$180,569	$180,297
Loss from continuing operations before benefit for income taxes	$(2,648)	$(2,920)
Net loss	$(1,588)	$(1,752)

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

*	Before effect of reclassifying the 2003 results of operations of the Brazil operations to loss from discontinued operation as discussed in Note 8.

Note 5 —	Other Assets and Liabilities

      Prepaid expenses and other current assets as of March 31, 2004 and December 31, 2003 were $27.0 million and $31.8 million, respectively, primarily consisting of miscellaneous short-term receivables, assets held for sale, security deposits, and prepaid expenses mainly on the Company’s insurance policies.

      Other non-current assets consist of the following (in thousands):

	March 31,	December 31,
	2004	2003

	(Unaudited)
Long-term receivables, including retainage	$8,856	$9,431
Non-core investments	1,235	2,999
Real estate held for sale	1,683	1,683
Long-term portion of deferred financing costs, net	3,251	3,639
Cash surrender value of life insurance policies	4,691	4,691
Non-compete agreement, net of amortization	1,386	1,572
Insurance escrow	7,083	7,219
Other	3,042	3,917

Total	$31,227	$35,151

      Other current and non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2004	2003

	(Unaudited)
Current liabilities
Accrued compensation	$14,633	$21,459
Accrued insurance	17,397	13,127
Accrued interest	2,583	6,458
Restructuring accruals	501	600
Accrued losses on contracts	6,246	7,482
Accrued labor claims	—	10,336
Due to subcontractors	5,758	5,611
Other	11,645	13,035

Total	$58,763	$78,108

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

	March 31,	December 31,
	2004	2003

	(Unaudited)
Non-current liabilities
Accrued insurance	$33,072	$24,524
Minority interest	—	434
Other	484	2,678

Total	$33,556	$27,636

Note 6 — Debt

      Debt is comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003

	(Unaudited)
Revolving credit facility at LIBOR plus 2.50% (5.75%) and LIBOR plus 3.25% (5.25%) as of March 31, 2004 and December 31, 2003, respectively	$—	$—
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2004	1,296	1,418
Other revolving debt	1,143	4,360
7.75% senior subordinated notes due February 2008, net	195,894	195,887

Total	198,333	201,665
Less current maturities	(1,734)	(4,709)

Long-term debt	$196,599	$196,956

Revolving Credit Facility

      The Company has a revolving credit facility for North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, fixed assets, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. Fixed assets are based on a percentage of liquidation value. As of March 31, 2004 and December 31, 2003, net availability under the credit facility totaled $20.4 million and $37.9 million net of outstanding standby letters of credit aggregating $51.8 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. There were no outstanding draws under the credit facility as of March 31, 2004 and December 31, 2003 although the Company periodically borrowed against the credit facility during the periods. The revolving credit facility matures on January 22, 2007. The revolving credit facility is collateralized by a first priority security interest in substantially all of the Company’s North American assets and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

      The revolving credit facility contains customary events of default (including cross-default) provisions and covenants related to the North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against the Company’s assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under the credit facility.

      Under the revolving credit facility the Company’s North American operations are required to be in compliance with certain monthly financial and reporting covenants. The credit facility was amended on July 22, 2004 modifying these covenants. Under the amended agreement, the Company’s North American operations must maintain a minimum tangible net worth equal to:

•	$62 million beginning April 1, 2004; plus

•	50% of the consolidated net income of the Company’s operations from April 1, 2004 through the date of determination.

      The Company’s North American operations must also maintain a minimum fixed charge ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense and amortization expense to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long-term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio, the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

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

      Based upon performance to date, the Company will not be in compliance with the credit facility’s financial covenants beginning in the second quarter of 2004. The Company has not received a notice of default from the Company’s primary lender on the covenant violations. The Company has requested a waiver of the covenant conditions and expects such a waiver to be granted although there is no assurance that the Company will obtain such a waiver and there is no assurance that such a waiver can be obtained without costs to the Company.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

      The Company is dependent upon borrowings and letters of credit under this $125 million credit facility to fund operations. Letters of credit increased $16.2 million from $51.8 million on March 31, 2004 to December 10, 2004. The credit facility was amended on October 4, 2004 to allow for the issuance of these additional letters of credit, principally for the Company’s casualty insurance program and for its surety provider. In addition, in December 2004 the Company issued a $2.6 million letter of credit to collateralize a bond that was posted related to a legal matter (see Note 9). The Company has a total amount of letters of credit outstanding at December 10, 2004 was $70.6 million. Should the Company be unable to obtain a waiver of the covenants of the $125 million credit facility the Company will be required to obtain further modifications of the facility or another source of financing to continue to operate. In addition, the Company may be unable to renew its outstanding letters of credit. The Company may be required to obtain advances on its current credit facility or other source of financing to collateralize the required reserves associated with these letters of credit.

      The Company’s variable rate credit facility exposes it to interest rate risk. However, the Company had no borrowings under the credit facility at March 31, 2004.

Senior Subordinated Notes

      As of March 31, 2004, the Company had outstanding a $195.9 million, net of discount, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes are redeemable, at the Company’s option at 102.583% of the principal amount until January 31, 2005, 101.292% during the twelve-month period beginning February 1, 2005, and 100% annually thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the credit facility. The Company has not met its covenants under the credit facility and is currently seeking a waiver of such covenant requirements. The cross default provisions under the notes are not triggered until acceleration under the credit facility occurs. The Company’s primary lender has not notified the Company that a default has occurred and the Company, in light of past practice with the primary lender and current ongoing favorable discussions with the primary lender, believes the possibility of receiving a notice of default under the credit facility from the primary lender is remote. Therefore, the Company believes the likelihood of cross default under the notes as a result of such acceleration is also remote. In the event the primary lender does declare the Company in default and accelerates the credit facility, the balance on the notes will be reclassified as a current liability.

      The Company had no holdings of derivative financial or commodity instruments at March 31, 2004.

Note 7 —	Restructuring Charges

      During the second quarter of 2002, the Company initiated a study to determine the proper balance of downsizing and cost cutting in relation to its ability to respond to current and future work opportunities in each of its service offerings. The review evaluated current operations, the growth and opportunity potential of each service offering and the consolidation of back-office processes. As a result of this review, a restructuring program was implemented that included four categories to accomplish:

•	Elimination or reduction of service offerings that no longer fit into the Company’s long-term core business strategy.

•	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This included exiting contracts that did not meet the minimum rate on return requirements and aggressively seeking to improve margins and reduce costs.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

•	Analyses of businesses that provide adequate profit contributions, but still need margin improvements that include aggressive cost reductions and efficiencies.

•	Review new business opportunities in similar business lines that can utilize existing human and physical resources.

      The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted during 2002. As of March 31, 2004, all employees have been terminated and all severance and benefit costs have been paid. Approximately 25 facilities were closed during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations because these facilities did not represent separate components of the Company’s business for which cash flows could be clearly defined. The Company also continues to be involved in the markets in which these 25 facilities operated. As of March 31, 2004, the remaining obligations under existing lease agreements for closed facilities amounted to $501,000.

      The following is a reconciliation of the restructuring accruals as of March 31, 2004 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(99)

Accrued costs at March 31, 2004	$501

Note 8 —	Discontinued Operations

      In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the three months ended March 31, 2004, the Company wrote off approximately $12.3 million in goodwill [see Note 3(e)] and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a net deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $826,000, net of taxes of $0 for the three months ended March 31, 2004. The net loss from operations for the Brazil subsidiary was $270,000, net of tax benefit of $158,000 for the three months ended March 31, 2003. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. In November 2004, MasTec petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

      The following table summarizes the assets and liabilities of our Brazil operations as of March 31, 2004 and December 31, 2003 (in thousands):

	March 31,
	2004	December 31,
	(unaudited)	2003

Current assets	$290	$7,755
Current liabilities	(19,455)	(21,886)
Non current assets	—	2,244
Non current liabilities	(2,170)	(1,334)
Accumulated foreign currency translation loss	$(21,335)	$(21,091)

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

      The following table summarizes the results of operations of our Brazil operations (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2004

Revenue	$—	$5,130
Costs of sales	(5)	(4,945)
Operating expenses	(821)	(455)

Net loss	$(826)	$(270)

Note 9 —	Commitments and Contingencies

      In the second quarter of 2004, purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, related to current and prior period earnings reports. The actions were consolidated by court order and a first amended complaint was filed October 8, 2004. Plaintiff’s contend that the Company’s financial statements during the purported Class Period of August  12, 2003 to May 11, 2004 were materially misleading in the following areas: (1) the financials for the third quarter of 2003 were allegedly overstated by some $6.0 million in revenue from unapproved change orders connected with the Coos Bay project; and (2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenues, inventories and work in progress at the Company’s Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. MasTec believes the claims are without merit. MasTec will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.

      On July 28, 2004, MasTec, Inc.’s Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in the best interests of MasTec to pursue an action or actions based on said allegations.

      The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003 totaling $4.3 million. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at March 31, 2004 amounted to $6.3 million representing amounts due MasTec on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

$6.0 million, including all of its change order billings and retainage, which the Company has not recognized as revenue but to which the Company believes is entitled to under the terms of the contract. In addition, the Company was made party to a number of citizen initiated actions arising from the Coos County project A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. Five individual property claims were settled for $30,000 in August 2004 and three remain pending. The Company will vigorously defend these actions, but may incur significant expense in connection with that defense.

      In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality have issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and the Company received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of an extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and as sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost the Company approximately $1.3 million. These costs were included in the accrued loss on the project at December 31, 2003 and March 31, 2004.

      No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $205,658. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.

      The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at March 31, 2004 which is recorded in the condensed unaudited consolidated balance sheet as accrued expenses.

      The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at March 31, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against the Company or any of the named individuals. The Company’s directors’ and officers’ insurance carrier agreed to reimburse the Company for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

      On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against the Company as nominal defendant and against certain current and former members of the Company’s Board of Directors and senior management, including Jorge Mas, Chairman of the Board, and Austin J. Shanfelter, President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the Sintel matter described above, the severance paid the Company’s former chief executive officer, and the investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec’s behalf. The Board of Directors formed a special litigation committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. On July 16, 2002, Mr. Schipper made a supplemental demand on the Company’s Board of Directors by letter to investigate allegations that the Company reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and that the Company recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations were referred to the special committee for investigation. The Special Litigation Committee issued its report on December 11, 2003, as amended on April 22, 2004. The report concluded that the settlement was in the best interest of MasTec and its shareholders, that it was not in the best interest of MasTec to pursue claims against the Company’s officers and directors and, specifically with respect to the improper recognition of revenue allegations in Mr. Schipper’s supplemental demand the report concluded, that there was no evidence that any improper conduct had been involved. A settlement was entered into between the parties pursuant to which MasTec agreed to implement certain corporate governance policies. The Company’s directors’ and officers’ liability insurance carrier paid $1 million into a settlement fund; $300,000 of this fund was paid to plaintiff’s counsel to cover fees and expenses and the remaining $700,000 was used to pay the Company’s legal fees related to this matter.

      In 2003, the Company’s quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by the Company’s clients. The revenue restatement was related to projects performed for ABB Power (“ABB”) and MSE Power Systems (“MSE”), the University of California, and in connection with restated Canadian revenue. Recovery of those revenues and related revenues from subsequent periods not restated is now the subject of several independent collection actions. MasTec provided services to ABB, in the amount $2 million, now subject to dispute. The parties have attempted arbitration, which has been unsuccessful. A legal action on the claim will be filed by the Company. MasTec provided services to MSE on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. An action has been brought against MSE in New York state court. The Company experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Finally, the Company experienced a revenue adjustment for the year ended December 31, 2003 resulting from correction of intentionally overstated WIP and revenue in an amount of $1.3 million in a Canadian subsidiary. The individuals responsible for the overstatement were terminated and an action against them has been brought to recover damages resulting from the overstatement.

      In November 2004, the Company entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for MasTec on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for the Hugh O’Kane work. The settlement is conditioned on the outcome of a pending interlocutory appeal brought by MasTec. The appeal seeks to enforce terms of the contract between the Company and Hugh O’Kane which relieve MasTec of its obligation to pay Hugh O’Kane when MasTec is not paid. MasTec is pursuing this appeal vigorously. The amount of loss, if any, relating to this matter, cannot presently be determined.

      The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to the Company’s results of operations, financial position or cash flows.

      The Company has commitments to pay life insurance premiums on policies on the life of its chairman of the board and its chief executive officer totaling $18.6 million over the next nineteen years, capital leases totaling $1.6 million and, operating lease commitments of $42.7 million.

      The Company is required to provide payment and performance bonds in connection with some of its contractual commitments. Such bonds amounted to $153.7 million and $140.5 million at March 31, 2004 and December 31, 2003, respectively, related to projects in process.

Note 10 — Concentrations of Risk and Segments

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

      Revenue by customer industry group is as follows (in thousands):

	For the
	Three Months Ended
	March 31,

		2003
		As
	2004	Restated

Telecommunications	$52,030	$57,573
Broadband	79,452	39,855
Energy	37,820	40,822
Government	30,720	36,917

	$200,022	$175,167

      The Company has more than 600 clients throughout the United States and Canada, which include some of the largest and most prominent companies in communications, broadband and energy fields, as well as government agencies such as departments of transportation. The Company’s clients include incumbent local

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

      The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes the billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2004, 34.8% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 17.9% and 16.9% of the total revenue for the three months ended March 31, 2004. During the three months ended March 31, 2003, one customer accounted for 10.3% of total revenues after adjustment for discontinued operation (see Note 8).

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of March 31, 2004, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $19.9 million net of $10.1 million, in specific reserves. As of December 31, 2003 remaining receivables from clients undergoing bankruptcy reorganization totaling $21.2 million net of $9.4 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $25.1 and $28.8 million as of March 31, 2004 and December 31, 2003, respectively for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

Note 11 —	Related Party Transactions

      MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the three months ended March 31, 2004 and 2003, MasTec paid Neff approximately $283,816 and $226,012 respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

      On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein has resigned effective March 11, 2004. In connection therewith, the

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company will pay him his base salary of $300,000 through December 2004, provide him with certain employee and insurance benefits and provide for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the Company recorded $199,500 in stock compensation expense for the three months ended March 31, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, a severance accrual was recorded for $300,000 as of March 11, 2004 which will be reduced as payments are made.

      In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, will pay him regular salary through July 14, 2004 at an annual rate of $306,837, will provide him with certain employee benefits and provide for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which will be the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense for the three months ended March 31, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, a severance accrual was recorded as of March 22, 2004 for approximately $173,000 which will be reduced as payments are made.

      In 2001 and 2002, MasTec paid $75,000 per year to Austin Shanfelter related to a life insurance policy which was cancelled in April 2002. MasTec was to be reimbursed by the insurance company upon Mr. Shanfelter’s death. Accordingly, a receivable was recorded at the time of the payments. During the first quarter 2004, the Company wrote off the receivable because the policy was cancelled and all payments became taxable to Mr. Shanfelter.

      Effective as of July 16, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy with an aggregate face amount of $5.0 million. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover all premiums it pays on the policy plus interest equal to 3.5%, compounded annually, upon the death of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. MasTec has agreed to make the premium payments until at least July 15, 2009.

Note 12 —	New Accounting Pronouncements

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

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2004 and 2003

Note 13 —	Subsequent Events

      In September 2004, MasTec purchased a 49% interest in a limited liability corporation with an established marketing group. The Company payments for its equity interest are due quarterly and a spread over three years beginning in September of 2004. Equity payments fluctuate up or down based on the venture’s sales. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self sufficient. The Company expects this venture will be able to fully fund its own operating capital requirements by mid- to late 2005. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales. The Company has paid approximately $1.2 million in September and October 2004 for this investment and is accounting for this investment under the equity method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including those described under “Risk Factors.” Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

      We serve providers of telecommunications services, broadband services (including cable, satellite and high speed Internet) energy services and traffic control and homeland security systems.

      Revenue by customer industry group is as follows (in thousands):

	For the
	Three Months Ended
	March 31,

		2003
	2004	As Restated

Telecommunications	$52,030	$57,573
Broadband	79,452	39,855
Energy	37,820	40,822
Government	30,720	36,917

	$200,022	$175,167

      We perform a majority of our work under service agreements. Some of these agreements are referred to as master service agreements, because they are exclusive (with certain exceptions) up to a specified dollar amount per work order within a defined geographic area. Work performed under service agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent are for upgrade services. These service agreements are frequently awarded on a competitive bid basis, although clients are often willing to negotiate contract extensions beyond their original terms without re-bidding. Our service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination by the client on short notice. Our master service and similar type service agreements provide that we will furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed.

      The remainder of our work is provided pursuant to long term contracts for specific installation/ construction projects or jobs. For installation/construction projects we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that incurred costs to date bear to estimated total contract costs. Clients are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the client.

      Revenue by type of contract is as follows (in thousands):

	For the
	Three Months Ended
	March 31,

		2003
	2004	As Restated

Master service and other service agreements	$149,561	$109,256
Installation/construction projects agreements	50,461	65,911

	$200,022	$175,167

      Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, accrued losses on contracts, fuel, subcontractor costs, equipment rental, materials not provided by our clients, and insurance.

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

      In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the three months ended March 31, 2004, we wrote off approximately $12.3 million of goodwill and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $826,000 and $270,000 for the three months ended March 31, 2004 and 2003, respectively. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended March 31, 2003 for Brazil have been reclassified to loss from discontinued operations. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which from the basis of making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

      We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      Revenue and related costs for service agreements billed on a time and materials basis are recognized as the services are rendered.

      We recognize revenue on unit based construction/installation projects using the units-of-delivery method. Our unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method revenue is recognized at the contractually agreed upon price as the units are completed and delivered. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenues to be earned on such units.

      Our non-unit based, fixed price installation/construction contracts relate primarily to contracts that require the construction design and installation of an entire infrastructure system. We recognize revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We estimate total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs, after adjusting estimated total contract costs for the most recent information. If, as work progresses, the actual contract costs exceed our estimates, the profit we recognize from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss.

      We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from clients for delays we believe were caused by the clients, errors in specifications and designs, change orders in dispute or unapproved as to either scope or price, or other causes of unanticipated additional costs. Although any costs for the work related to these claims have been included in costs of revenue, since we cannot reliably estimate what amounts, if any, of these claims are probable of collection, we have not recognized any of these claims as revenue to date. We may not be successful in collecting any of these claims.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our clients to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, client concentrations, client credit-worthiness, client financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves for doubtful accounts on a quarterly basis. If our estimates of the collectibility of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

      Our estimates for our allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or the industries we serve, and our loss experience has increased during such times.

      We recorded provisions against earnings for doubtful accounts of $1.4 million, and $0 for the three months ended March 31, 2004 and 2003, respectively. The provisions in the three months ended March 31,

2004 were due to a monthly provision being recorded based on the Company’s write-off history. For the three months ended March 31, 2003 no provision was necessary as the reserves were at an adequate level at March 31, 2003.

Inventories

      Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the three months ended March 31, 2004, we recorded approximately $900,000 in obsolescence provisions that have been included in “Costs of revenue” in the accompanying condensed unaudited consolidated statements of operations. The provisions were mainly due to inventories that were purchased for specific jobs no longer in process.

Depreciation

      We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

      Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $1.5 million for the three months ended March 31, 2004 from the amount of expense which would have been reported using the previous useful lives as a result of the change of estimate.

      During 2003 and first quarter 2004, we continued to dispose of excess assets and increase our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense. We do not anticipate continued declines in our overall equipment costs, since we believe we have disposed of the majority of our excess assets as of March 31, 2004.

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

      In connection with the disposition of the Brazil subsidiary as discussed in Note 8, we wrote off goodwill associated with this reporting entity.

      We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.

Insurance Reserves

      We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, automobile and general liability policies. We have excess umbrella coverages up to $70 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer. Such letters of credit amounted to $51.7 million at March 31, 2004. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly and our accruals are based upon known facts and historically trends. However, insurance liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. For example, when we were conducting our audit for the year ended December 31, 2003, we determined that we had understated our self-insurance reserves at December 31, 2000, 2001 and 2002. Based in part on this information, we decided that it would be appropriate to restate our financial information beginning with the year ended December 31, 2000. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts can be reported rather than estimated. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period to increase insurance reserves. For example, Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts and historical trends and we believe such accruals to be adequate.

      Nonetheless, if in the future we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which could reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.

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

Income Tax Liability

      We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.

Restructuring Charges

      During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program which included:

•	Elimination or reduction in the scope of service offerings that no longer fit into our core business strategy or long-term business plan.

•	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate of return requirements and aggressively seeking to improve margins and reduce costs.

•	Analysis of businesses that provide adequate profit contributions but still need margin improvements which includes aggressive cost reductions and efficiencies.

•	Review of new business opportunities in similar business lines that can utilize our existing human and physical resources.

      The following is a reconciliation of the restructuring accruals as of March 31, 2004 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(99)

Accrued costs at March 31, 2004	$501

Litigation and Contingencies

      Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments, with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Note 9 to our condensed unaudited consolidated financial statements in Part I Item 1 to this Form 10-Q for description of legal proceedings and commitments and contingencies.

Results of Operations

Restatement of Financial Statements

      We have restated our quarterly financial statements for the three months ended March 31, 2003. In connection with the annual audit of our 2003 financial statements, we identified errors in amounts previously reported in our financial statements for the three months ended March 31, 2003. The restatements related to overstatements due to irregularities in revenue recorded by our Canadian operations in the amount of $272,000 for the three months ended March 31, 2003. The following table shows the net impact of the restatement before the effect of reclassifying the 2003 results of operations of the Brazil operations to loss from discontinued operations:

	For the
	Three Months Ended
	March 31, 2003

	As Previously	As
	Reported	Restated*

	(Dollars in thousands)
Revenue	$180,569	$180,297
Loss before cumulative effect of change in accounting principle and benefit for income taxes	$(2,648)	$(2,920)
Net loss	$(1,588)	$(1,752)

      For information about our controls and procedures see “Item 4: Controls and Procedures”.

      All financial information contained in this Quarterly Report on 10-Q gives effect to the restatements.

*	Before effect of reclassifying the 2003 results of operations of the Brazil operations to loss from discontinued operation.

Comparison of Quarterly Results

      The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated including the reclassification of 2003 results of operations for the Brazil operations to discontinued operations.

	Three Months Ended March 31,

			2003
	2004		As Restated

	(Dollars in thousands)
Revenue	$200,022	100.0%	$175,167	100.0%
Costs of revenue	194,573	97.2%	147,840	84.4%
Depreciation	4,985	2.4%	8,350	4.8%
Amortization	176	0.1%	151	0.1%
General and administrative expenses	21,320	10.7%	17,261	9.9%
Interest expense, net of interest income	4,903	2.5%	4,614	2.6%
Other expense (income), net	140	0.1%	(557)	(0.3)%

Loss from continuing operations before benefit for income taxes	$(26,075)	(13.0)%	$(2,492)	(1.5)%
Benefit for income taxes	—	—	1,010	0.6%

Loss from continuing operations	$(26,075)	(13.0)%	$(1,482)	(0.9)%
Discontinued operations	(19,991)	(10.0)%	(270)	(0.1)%

Net loss	$(46,066)	(23.0)%	$(1,752)	(1.0)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenue. Our revenue was $200.0 million for the three months ended March 31, 2004, compared to $175.2 million for the same period in 2003, representing an increase of $24.8 million or 14.2%. This increase was due primarily to the increased revenue of approximately $40.8 million received from two of our largest customers. We continued to see an increase quarter over quarter in 2003 and first quarter 2004 from these customers. The upgrade projects from one of these customers were just beginning in first quarter 2003. In first quarter 2004, the projects were fully operational and proceeding at full schedule. We expect to continue to see an increase in revenue from these two customers in 2004. The increase in revenue was slightly offset by a decrease in projects performed in the Southern states of $13.6 million during the first quarter 2004 compared to first quarter 2003.

      Costs of Revenue. Our costs of revenue were $194.6 million or 97.2% of revenue for the three months ended March 31, 2004, compared to $147.8 million or 84.4% of revenue for the same period in 2003 reflecting costs increasing more rapidly than revenues. In the three months ended March 31, 2004, we recorded $2.2 million in losses on percentage of completion contracts. In addition, we used subcontractors to perform services for our two largest customers. Therefore, as revenues increase from these customers, subcontractor expense as a percentage of total revenue also increases. In addition, we expensed obsolescence provisions in inventory of approximately $900,000 mainly due to inventories that were purchased for specific jobs which are no longer in process. For the three months ended March 31, 2003, no inventory obsolescence provision was necessary. In the three months ended March 31, 2004, insurance expense increased due to the increased number of claims. As a result of the increased claims and the loss history since the beginning of 2004, we adjusted our actuarial assumptions and increased our reserves and expenses by $9.9 million. The increase in subcontractor expenses, insurance and accrued losses were slightly offset by the decrease in repairs and maintenance as a percentage of revenue. We have begun an initiative to keep new equipment at jobsites resulting in a decrease in repair costs.

      Depreciation. Depreciation was $5.0 million for the three months ended March 31, 2004, compared to $8.4 million for the same period in 2003, representing a decrease of $3.4 million or 40.3%. We reduced depreciation expense in the three months ended March 31, 2004 by continuing to reduce capital expenditures and disposing of excess equipment during 2003 and the first quarter of 2004.

      Amortization. Amortization of intangibles was $176,000 for the three months ended March 31, 2004 compared to $151,000 for the three months ended March 31, 2003 representing an increase of $25,000 or 16.6%. The increase is related to an increase in the non-compete agreement entered into in July 2003 with an employee of the Company.

      General and Administrative Expenses. General and administrative expenses were $21.3 million or 10.7% of revenue for the three months ended March 31, 2004, compared to $17.3 million or 9.9% of revenue for the same period in 2003, representing an increase of $4.1 million or 23.5%. The increase in general and administrative expenses was due partially to the increase in provisions for doubtful accounts of $1.4 million. The provision in the three months ended March 31, 2004 was based on our write-off history. For the three months ended March 31, 2003, no provision was necessary as the reserves were adequate. In addition, general and administrative expenses increased $3.6 million due to additional professional fees incurred in the first quarter 2004 related to our audit, increased fees to a third party in assisting us with Sarbanes-Oxley compliance and the increase in legal fees related to our defense and settlement in various litigation matters. The increase in general and administrative expenses was offset by overall general decreases in overhead expenses as a result of cost cutting initiatives. In addition, there was a decrease in payroll and benefits from overhead and support employees mainly from certain divisions which were consolidated during 2003. As employees are reduced, overhead expenses also decrease such as insurance, supplies and travel.

      Interest Expense, Net. Interest expense, net of interest income, remained relatively consistent at $4.9 million or 2.5% of revenue for the three months ended March 31, 2004, compared to $4.6 million or 2.6% of revenue for the same period in 2003.

      Other (Expense) Income. Other expense was $140,000 for the three months ended March 31, 2004, compared to $557,000 of other income in the three months ended March 31, 2003, representing a decrease of $697,000 or 125.1%. The decrease mainly relates to disposals of fixed assets and assets held for sale write-offs in the first quarter of 2004. In the first quarter of 2003, we had a gain on sale of assets of approximately $229,000.

      Income Tax Benefit. For the three months ended March 31, 2004, we did not record any income tax expense or benefit as compared to an income tax benefit of $1.0 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, we placed a full valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns. We believe that sustained financial performance is necessary before the recognition of any further deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely that not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance.

      Discontinued Operations. In the first quarter 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the three months ended March 31, 2004, we wrote off approximately $12.3 million of goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $826,000 and $270,000 for the three months ended March 31, 2004 and 2003, respectively. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended March 31, 2003 for Brazil have been reclassified to loss from discontinued operations. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

Financial Condition, Liquidity and Capital Resources

      Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, other borrowings and proceeds from sales of assets and investments. We expect to continue selling vehicles and equipment during 2004 as we see the need to upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and updated in good condition. In addition, interest payments are due each February and August under our subordinated debt agreement in the amount of approximately $7.7 million. We anticipate that funds generated from operations, together with borrowings under our credit facility, other borrowings and proceeds from sales of assets and investments, will be sufficient to meet our working capital requirements, anticipated capital expenditures, letters of credit and debt service obligations for at least the next twelve months.

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

      As of March 31, 2004, we had $115.5 million in working capital compared to $113.4 million as of December 31, 2003. The increase in working capital was due to the increase in inventories related to increased purchases for projects with one of our major customers. The increase in working capital was offset by the change in accounts receivable and cash. Accounts receivable at March 31, 2004 was $196.6 million, as compared to $208.2 million at December 31, 2003. The decrease of $11.6 million in accounts receivable at March 31, 2004 from December 31, 2003 is due to the corresponding decrease in revenues from the fourth quarter of 2003. Cash and cash equivalents decreased from $19.4 million at December 31, 2003 to $3.3 million at March 31, 2004 mainly due to the interest payment on the subordinated debt made in February 2004 in the amount of $8.2 million, payments to vendors and payments on capital expenditures.

      Net cash used in operating activities from continuing operations was $15.3 million for the three months ended March 31, 2004 compared to net cash provided by operating activities of $6.9 million in the three months ended March 31, 2003. The net cash used in operating activities in 2004 was primarily related to the loss from continuing operations in the first quarter 2004 and timing of cash collections from customers and payments to vendors. In addition, in 2004 we now purchase inventory for one of our significant customers. In the first quarter 2003, the inventory was handled directly by the customer. The cash provided by operating activities in the three months ended March 31, 2003 resulted from changes in working capital components and receipt of a $22.7 million income tax refund resulting from losses incurred in 2002. Proceeds from the income tax refund were used to repay all borrowings under our credit facility at the time of receipt.

      Net cash used in investing activities of continuing operations was $144,000 for the three months ended March 31, 2004 compared to net cash provided by investing activities of $1.2 million for the three months ended March 31, 2003. Capital expenditures increased from $2.4 million to $2.9 million in the current period. Net proceeds from the sale of assets and investments increased from $2.1 million to $2.9 million. During the three months ended March 31, 2003, we paid approximately $900,000 in contingent consideration related to acquisitions and we received $2.7 million from sub-leases.

      Net cash used in financing activities from continuing operations was $287,000 and $1.6 million for the three months ended March 31, 2004 and 2003 mainly related to repayments on our borrowings. For the three months ended March 31, 2004, these repayments were offset by receipts from the issuance of our common stock in the amount of approximately $900,000.

      We have a revolving credit facility for our North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, fixed assets, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. Fixed assets are based on a percentage of liquidation value. As of March 31, 2004 and December 31, 2003, net availability under the credit facility totaled $20.4 million and $37.9 million net of outstanding standby letters of credit aggregating $51.8 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support our casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. There were no outstanding draws under the credit facility as of March 31, 2004 and December 31, 2003 although we periodically borrowed against the revolving credit facility during the periods. The revolving credit facility matures on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our North American assets and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

      The revolving credit facility contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against our assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under our revolving credit facility.

      Under the revolving credit facility we are required to be in compliance with certain monthly financial and reporting covenants. The credit facility was amended on July 22, 2004 modifying these covenants. Under the amended agreement, our North American operations must maintain a minimum tangible net worth equal to:

•	$62 million beginning April 1, 2004; plus

•	50% of the consolidated net income of our operations from April 1, 2004 through the date of determination.

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

      Based upon performance to date, we will not be in compliance with the credit facility’s financial covenants beginning in the second quarter of 2004. We have not received a notice of default from our lender on these covenant violations. We have requested a waiver of the covenant conditions and expect such a waiver to be granted although there is no assurance that we will obtain such a waiver nor is there any assurance that such a waiver can be obtained without costs to us.

      We are dependent upon borrowings and letters of credit under this $125 million credit facility to fund our operations. Letters of credit increased $16.2 million from March 31, 2004. The credit facility was amended on October  4, 2004 to allow for the issuance of these additional letters of credit, principally for our casualty insurance program and for its surety provider. In addition, in December 2004 we issued a $2.6 million of credit to collateralize a bond that posted as part of an appeal in a legal matter (See Part II, Item  I, Legal Proceedings). We have a total amount of letters of credit outstanding at December 10, 2004 of $70.6 million. Should we be unable to obtain a waiver of our covenants of the $125 million credit facility, we will be required to obtain further modifications of the facility or another source of financing to continue to operate. In addition, we may be unable to renew our outstanding letters of credit. We may be required to obtain advances on our current facility or other source of financing to collateralize the required reserves associated with these letters of credit.

      As of March 31, 2004 we have outstanding $195.9, net of discount, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our 7.75% senior subordinated notes prohibits incurring additional indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if the additional debt had been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit agreement. If we fail to maintain the required ratio under the indenture, our borrowings are limited to the credit facility, the subordinated indenture, renewals of existing debt that is permitted under the indenture plus an additional $25.0 million of indebtedness. The note also contains default (including cross default) provisions and covenants restricting many of the same transactions as under the credit facility. We have not met our covenants under the credit facility and we are currently seeking a waiver of such covenant requirements. The cross default provisions under the notes are not triggered until acceleration occurs. Our primary lender has not notified us that a default has occurred and we, in light of past practice with the primary lender and current ongoing favorable discussions with the primary lender, believe the possibility of receiving a notice of default under the credit facility from the primary lender is remote. Therefore, we believe the likelihood of cross default under the notes as a result of such acceleration is also remote. In the event the primary lender does declare us in default and accelerates the credit facility, the balance on the notes will be reclassified as a current liability.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires, beginning with our 2004 Annual Report, our management to report on our internal controls over financial reporting and for our independent certified registered public accounting firm to attest this report. We are in the process of pursuing compliance with Section 404. As mentioned in Item 4, our independent certified registered public accounting firm identified an overall material weakness in our internal controls during our audit as of December 31, 2003. As such, we may not be successful in complying with Section 404 prior to the due date of our 2004 Annual Report. Failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, decreased stock price, penalties and additional expenditures to meet the Section 404 requirements.

      Our credit standing and senior subordinated notes are rated by various agencies. In August 2004, Standard & Poor’s withdrew our corporate credit, senior secured and subordinated debt. In its press release, Standard & Poor’s stated that the withdrawal was due to insufficient financial information available to support a ratings opinion due to the delays in our Form 10-Q filings for 2004. This withdrawal has not had an impact on our liquidity or ability to obtain necessary financing.

      In 2003 we performed work on undocumented or unapproved change orders or other matters which are being disputed by our clients. We did not recognize this work as revenue in 2003 or in the first quarter of 2004. However, expenses for the work associated with these change orders and other matters were included in costs of revenues in 2003 resulting in a 45% decline in our 2003 margins. This has also affected our liquidity since we still have not been paid for the work performed. We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers for delays we believe were caused by the customer, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Our customers may counterclaim against us for contract damages, liquidated damages and/or indemnification. If the customers can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the customer (including any remaining outstanding accounts receivable from the customer under the contract price) and/or create liabilities for us. Should we be successful in collecting some of these claims we would recognize them as revenue when received. When revenue is recognized the margins will increase during such period of recognition since the costs have already been recorded and paid in 2003. However, we may not be successful in collecting any of these claims.

      The audit of our 2003 financial statements disclosed weaknesses in our internal controls and financial reporting processes. See “Item 4. Controls and Procedures”. We are in the process of correcting these deficiencies. We are also incurring expenses to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Consequently, we expect to incur more expense on our financial reporting processes and controls in 2004 than we have in prior years.

      Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a client and the surety company paid our client the amount due under the bond, the surety company would seek reimbursement of such payment from us. At March 31, 2004, performance and payment bonds outstanding on our behalf totaled $153.7 million.

New Accounting Pronouncements

      See Note 12 to our condensed unaudited consolidated financial statements in Part 1 Item 1 to this Form 10-Q for certain new accounting pronouncements.

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

Risk Factors

      In the course of operations, the Company is subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries it serves, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings under the credit facility at March 31, 2004.

Interest Rate Risk

      Less than 5% of our outstanding debt at March 31, 2004 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at March 31, 2004 was $196.6 million and $197.5, respectively. Based upon debt balances outstanding at March 31, 2004, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.2 million on an annual basis.

Foreign Currency Risk

      We have an investment in a subsidiary in Canada and sell our services into this foreign market.

      Our foreign currency risk in Mexico is insignificant.

      Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at March 31, 2004 of U.S. dollar equivalents was $13.1 million as of March 31, 2004 and $7.4 million at December 31, 2003.

      Our Canada subsidiary sells services and pay for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currency relative to the U.S. dollar over the three months ended March 31, 2004 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenues by $353,000 for the first quarter 2004.

      As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of three months ended March 31, 2004 (i.e., in addition to actual exchange experience) would have reduced our foreign subsidiaries’ translated operating loss from $1.2 million to $1.1 million.

      See our Annual Report on Form 10-K in Note 1 of Notes to Consolidated Financial Statements for further disclosures about market risk.

Item 4.	Controls and Procedures

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

      Based upon an assessment of the impact of various adjustments to our financial results, we have restated our previously reported financial information on Form 10-K for the years ended December 31, 2002 and 2001. Our 2003 quarterly financial information in our Form 10-K has also been restated to reflect adjustments to our previously reported financial information on Form  10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003.

      In connection with our audit for the fiscal year ended December 31, 2003, we and our independent certified registered public accounting firm identified certain reportable conditions that together constitute an overall material weakness in our internal control over our financial reporting process. As a result of this material weakness, we recorded a significant number of adjustments in preparing our financial statements for the year ended December 31, 2003, including the following adjustments.

•	In March 2004, our management discovered certain intentional overstatements of revenues, inventories and work in progress related to our Canadian subsidiary. Our Audit Committee retained independent counsel to conduct a thorough investigation; counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on that investigation, our Audit Committee concluded that these intentional overstatements of revenues, inventories and work in progress were limited to the unauthorized actions of certain employees at our Canadian operations. We immediately terminated the employment of these individuals. Based on the investigation of independent counsel, our Audit Committee found no evidence that any employee outside of its Canadian operations was aware of this misinformation before this matter came to light in the second week of March 2004. We have also instituted other personnel and reporting changes at our Canadian operations, including reorganizing the accounting reporting line responsible for these operations and increasing our analysis of inventory balances and transactions related to these operations. Adjustments with respect to our Canadian subsidiary aggregated $3.8 million. The $3.8 million adjustment consisted of a $1.46 million adjustment to work in progress, an $852,173 reduction in inventory, a $1.07 million increase in the allowance for doubtful accounts, a $286,416 accrual for unrecorded liabilities and a $130,914 miscellaneous loss. We believe that we have satisfactorily resolved the issues related to this matter.

•	During the 2003 financial statement audit, audit procedures revealed that we had recognized revenue in excess of amounts provided for in certain energy substation contracts for which there was no signed or approved change order. The revenue had been recorded for work actually performed by us at the request of a client or as necessary extra-contractual work. We initially recorded the revenue under SOP 81-1 as an unpriced change order based upon its favorable historical collection experience in its other lines of business. However, because the contracts for these change orders were in a new line of business, we revised our approach and determined that the revenue should not be recorded until a signed change order or cash was received. We reversed a total of $6.1 million of revenue for work performed on undocumented or unapproved change orders and other matters which are being disputed by our clients. We reversed $272,000 in revenue from the first quarter of 2003 and $5.8 million from the third quarter of 2003. The revenue reversed from the first and third quarters related primarily to three customers: ABB Power, MSE Power Systems and the University of California. We have commenced proceedings to collect $2 million from ABB Power, $8 million from MSE Power Systems and $2.2 million from a subcontractor on the University of California contract. Any amounts recovered in these actions will be recorded as revenue when the amounts are received. All change orders must be now signed and approved before work is begun. We believe we have satisfactorily resolved all issues related to this matter.

•	We made several adjustments to our self-insurance reserves during the 2003 financial statement audit. First, we adjusted our 2003 self-insurance reserve to reflect the current uncertainty of payment from the insolvency of Reliance, our insurance carrier for automobile, workers’ compensation and general liability prior to July 2000. This adjustment, which was accounted for as a change in estimate, was based on our current estimate of the expected recovery from the Reliance estate and individual state guaranty funds, based on developments to date in the Reliance insolvency. The adjustment to the 2003 self-insurance reserve for the Reliance insolvency amounted to $1.3 million. Second, we made an adjustment to our insurance reserves for the years ended December 31, 2000, 2001 and 2002 based on recalculation of our liability for amounts in excess of an aggregate deductible for automobile, workers’ compensation and general liability claims. Previously, our actuarially computed self-insurance reserves for those years were calculated based on the assumption that our aggregate deductible was fixed. In April 2004, Reliance asserted the position that the policies permitted it to adjust the aggregate deductible based on a payroll audit. We have disputed that position. Although Reliance had never audited payroll, we conducted our own payroll audit to determine the potential adjustments to our deductible aggregates, if Reliance’s interpretation of the policies ultimately prevails, which resulted in the $1.3 million adjustment described above. We have initiated internal controls on a quarterly basis to ensure all reserves are properly recorded in any given period.

•	During the 2002 financial statement audit, we prepared a tax strategy to support the carrying value of our total deferred tax asset. This tax strategy did not consider the separate components of state taxes and federal taxes. During the 2003 financial statement audit, the Company considered, for the first time, the issue of whether the tax strategy was sufficient to support a certain portion of the deferred tax asset related to state taxes. Under this revised analysis considering the impact of state taxes as well as federal taxes, MasTec determined that its reserves for 2002 and 2003 were understated. Specifically, we determined that the estimated gain from the sale of certain assets and expected revenues apportioned to each state would be insufficient to offset losses in certain states. MasTec therefore restated its 2002 financial statements to reduce the carrying amount of its deferred tax asset by

$4.9 million and MasTec adjusted its 2003 financial statements to record an additional $3.4 million valuation allowance. Our valuation allowance and projections supporting the recoverability of deferred tax assets are now reviewed on a quarterly basis.

•	Adjustments for inadequate controls over our financial statement closing process resulting in a significant number of audit adjustments and a delay in the filing of this Annual Report on Form 10-K, including a lack of appropriate supporting documentation for certain transactions and inadequate review processes at the subsidiary and corporate controller levels.

      We have undertaken a thorough review of the effectiveness of our internal controls and procedures, including financial reporting, as part of our continuing efforts to strengthen the control process and prepare for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. For the closing process for the three months ended March 31, 2004, we began to institute improved procedures and measures, and in the future plan to continue to work on strengthening these and other procedures and measures, to increase the effectiveness of our internal controls. We have:

•	improved our process for a more timely analysis of anticipated losses under percentage-of-completion contracts;

•	implemented procedures for improved quarterly inventory analyses and pricing reconciliations for one of our service groups, including the performance of additional physical inventory counts for that service line during 2004; and

•	hired additional professional staff in our finance departments at service lines and corporate office.

      We have also implemented procedures to identify any potential amounts to be collected from clients associated with unapproved change orders or claims and to exclude from revenues such amounts until such change orders are approved by our clients as to scope and price or until such claims are paid by our clients.

      Given the effort needed to fully remedy the internal control weaknesses identified, we may not be able to remedy these weaknesses and take other actions required for compliance with Section 404 of the Sarbanes-Oxley Act by the December 31, 2004 deadline.

      As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the late filing of this Form 10-Q.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, related to current and prior period earnings reports. The actions were consolidated by court order and a first amended complaint was filed October 8, 2004. Plaintiff’s contend that our financial statements during the purported Class Period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by some $6.0 million in revenue from unapproved change orders connected with the Coos Bay project; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenues, inventories and work in progress at our Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. We believe the claims are without merit. We will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.

      On July 28, 2004, our Board of Directors received a demand from a shareholder that they take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, our Board of Directors authorized our Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in our best interest to pursue an action or actions based on said allegations.

      We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003 totaling $4.3 million. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at March 31, 2004 amounted to $6.3 million representing amounts due us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also had additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which we had not recognized as revenue but to which we believe we are entitled to under the terms of the contract. In addition, we were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. Five individual property claims were settled for $30,000 in August 2004; three remain pending. We will vigorously defend these actions, but may incur significant expense in connection with that defense.

      In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality has issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and us received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of an extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. We employed two erosion control consulting firms to assist. As weather permitted, we moved spoil piles to disposal sites as those sites became available. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost us approximately $1.3 million. These costs were included in the accrued loss on the project at December 31, 2003 and March 31, 2004.

      No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against us by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $205,658. We denied liability for the civil penalty and requested a formal contested case hearing on the issue.

      The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at March 31, 2004, which is recorded in our condensed unaudited consolidated balance sheet as accrued expenses.

      The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at March 31, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier agreed to reimburse us for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

      On January 9, 2002, Harry Schipper, a MasTec shareholder, filed a shareholder derivative lawsuit in the U.S. District Court for the Southern District of Florida against us as nominal defendant and against certain current and former members of the our Board of Directors and senior management, including Jorge Mas, Chairman of the Board, and Austin J. Shanfelter, President and Chief Executive Officer. The lawsuit alleges mismanagement, misrepresentation and breach of fiduciary duty as a result of a series of allegedly fraudulent and criminal transactions, including the Sintel matter described above, the severance paid the our former chief executive officer, and the investment in and financing of a client that subsequently filed for bankruptcy protection, as well as certain other matters. The lawsuit seeks damages and injunctive relief against the individual defendants on MasTec’s behalf. The Board of Directors formed a special litigation committee, as contemplated by Florida law, to investigate the allegations of the complaint and to determine whether it is in the best interests of MasTec to pursue the lawsuit. On July 16, 2002, Mr. Schipper made a supplemental demand on our Board of Directors by letter to investigate allegations that we reported greater revenue in an unspecified amount on certain contracts than permitted under the contract terms and that we recognized between $3 to $5 million in income for certain projects on the books of two separate subsidiaries. These additional allegations were referred to the special committee for investigation. The Special Litigation Committee issued its report on December  11, 2003, as amended on April 22, 2004. The report concluded that the settlement was in our best interest and our shareholders, that it was not in the best interest of MasTec to pursue claims against the our officers and directors and, specifically with respect to the improper recognition of revenue allegations in Mr. Schipper’s supplemental demand the report concluded, that there was no evidence that any improper conduct had been involved. A settlement was entered into between the parties pursuant to which we agreed to implement certain corporate governance policies. Our directors’ and officers’ liability insurance carrier paid $1 million into a settlement fund; $300,000 of this fund was paid to plaintiff’s counsel to cover fees and expenses and the remaining $700,000 was used to pay our legal fees related to this matter.

      In 2003, our quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by our clients. The revenue restatement was related to projects performed for ABB Power, MSE Power Systems, the University of California, and in connection with restated Canadian revenue. Recovery of those revenues and related revenues from subsequent periods not restated is now the subject of several independent collection actions. MasTec provided services to ABB, in the amount $2 million, now subject to dispute. The parties have attempted arbitration, which has been unsuccessful. A legal action on the claim will be filed by us. MasTec provided services to MSE on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. An action has been brought against MSE in New York state court. We experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Finally, we experienced a revenue adjustment resulting from correction of intentionally overstated WIP and revenue in amount of $1.3 million in a Canadian subsidiary. The individuals responsible for the overstatement were terminated and an action against them has been brought to recover damages resulting from the overstatement.

      In November 2004, we entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for MasTec on a telecommunication project constructed for Telergy in New York. Telergy is in bankruptcy and did not pay us for the Hugh O’Kane work. The settlement is conditioned on the outcome of a pending interlocutory appeal brought by us. The appeal seeks to enforce terms of the contract between us and Hugh O’Kane which relieve us of our obligation to pay Hugh O’Kane if we are not paid. We are pursuing this appeal vigorously. The amount of loss, if any, relating to this matter, cannot presently be determined.

      We are also a party to other pending legal proceedings arising in the normal course of business. We believe that any financial impact would not be material to our results of operations, financial position or cash flows.

Item 5.	Other Information

      Based upon performance to date, we will not be in compliance with our credit facility’s financial covenants beginning in the second quarter 2004. We have not received a notice of default from our primary lender on these covenant violations. We have requested a waiver of the covenant conditions and expect such a waiver to be granted although there is no assurance that we will obtain such a waiver nor is there any assurance that such a waiver can be obtained without costs to us. We are dependent upon borrowings and letters of credit under this $125 million credit facility to fund our operations. Should we be unable to obtain a waiver of our covenants of the $125 million credit facility, we will be required to obtain further modifications of the facility or another source of financing to continue to operate.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: December 23, 2004

/s/ AUSTIN J. SHANFELTER
Austin J. Shanfelter
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)