Form 10-Q
period 2004-06-30
MASTEC INC
filed 2004-12-23
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2004

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

MASTEC, INC.

Form 10-Q
Quarter Ended June 30, 2004

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2003		2003
	2004	As Restated	2004	As Restated

	(In thousands, except per share amounts)
Revenue	$231,278	$201,361	$431,300	$376,529
Costs of revenue, excluding depreciation	206,261	169,031	400,834	316,871
Depreciation	4,481	7,200	9,466	15,550
Amortization	175	132	351	283
General and administrative expenses	16,717	15,066	38,037	32,326
Interest expense, net	4,664	4,754	9,567	9,368
Other (income) expense, net	(444)	307	(304)	(250)

(Loss) income from continuing operations before provision for income taxes and minority interest	(576)	4,871	(26,651)	2,381
Provision for income taxes	—	1,900	—	887
Minority interest	(35)	—	(35)	—

(Loss) income from continuing operations	(611)	2,971	(26,686)	1,494
Discontinued operations:
Loss on discontinued operations, net of tax benefit	(129)	(952)	(955)	(1,222)
Loss on write off of assets of discontinued operations, net	—	—	(19,165)	—

Net (loss) income	$(740)	$2,019	$(46,806)	$272

Basic weighted average common shares outstanding	48,385	48,030	48,354	48,024

Basic net (loss) income per share:
Continuing operations	$(.01)	$.06	$(.55)	$.03
Discontinued operations	(.01)	(.02)	(.42)	(.02)

Total basic net (loss) income per share	$(.02)	$.04	$(.97)	$.01

Diluted weighted average common shares outstanding	48,385	48,215	$48,354	48,086

Diluted (loss) income per share:
Continuing operations	$(.01)	$.06	$(.55)	$.03
Discontinued operations	(.01)	(.02)	(.42)	(.02)

Total diluted net (loss) income per share	$(.02)	$.04	$(.97)	$.01

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,781	$19,415
Accounts receivable, unbilled revenue and retainage, net	204,098	208,211
Inventories	42,765	32,781
Income tax refund receivable	2,396	4,667
Prepaid expenses and other current assets	34,962	31,801

Total current assets	301,002	296,875
Property and equipment, net	75,394	85,832
Goodwill	138,640	150,984
Deferred taxes	56,346	55,083
Other assets	26,752	35,151

Total assets	$598,134	$623,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$95	$4,709
Accounts payable and accrued expenses	115,233	100,698
Other current liabilities	61,178	78,108

Total current liabilities	176,506	183,515
Other liabilities	33,927	27,636
Long-term debt	196,091	196,956

Total liabilities	406,524	408,107

Shareholders’ equity:
Preferred stock, no par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 48,392,000 and 48,222,000 shares, respectively	4,839	4,822
Additional paid-in capital	351,290	349,823
Accumulated deficit	(164,653)	(117,847)
Foreign currency translation adjustments	134	(20,980)

Total shareholders’ equity	191,610	215,818

Total liabilities and shareholders’ equity	$598,134	$623,925

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

		2003
	2004	As Restated

	(In thousands)
Cash flows from operating activities of continuing operations:
(Loss) income from continuing operations	$(26,686)	$1,494
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) operating activities of continuing operations:
Depreciation and amortization	9,817	15,833
Non-cash compensation expense	416	—
Income tax refunds	1,008	24,131
(Gain) loss on disposal of assets and investments	(227)	38
Provision of doubtful accounts	2,754	—
Provision for inventory obsolescence	902	—
Minority interest	35	—
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	(2,259)	(19,473)
Inventories	(11,021)	(2,635)
Other assets, current and non-current portion	(620)	(2,227)
Accounts payable and accrued expenses	16,723	820
Other liabilities, current and non-current portion	8,009	(19,862)

Net cash used in operating activities of continuing operations	(1,149)	(1,881)

Cash flows from investing activities of continuing operations:
Capital expenditures	(5,118)	(4,624)
Cash received (paid) for acquisitions and contingent consideration, net of cash acquired	190	(1,861)
Payments received from sub-leases	—	2,676
Investments in life insurance policy	—	(168)
Investments in consolidated companies	(88)	—
Net proceeds from sale of assets and investments	6,505	6,178

Net cash provided by investing activities of continuing operations	1,489	2,201

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facilities, net	—	96
Payments from other borrowings and capital lease obligations, net	(3,447)	(2,600)
Proceeds from issuance of common stock	1,059	99

Net cash used in financing activities of continuing operations	(2,388)	(2,405)

Net decrease in cash and cash equivalents	(2,048)	(2,085)
Net effect of currency translation on cash	28	(2,149)
Cash and cash equivalents — beginning of period	19,415	8,730
Cash used in discontinued operations	(614)	(273)

Cash and cash equivalents — end of period	$16,781	$4,223

Cash paid during the period for:
Interest	$17,057	$16,775

Income taxes	$62	$51

Supplemental disclosure of non-cash information:

      During the six months ended June 30, 2003, the Company sold certain assets and equipment for which it recorded a receivable of $2 million in other current assets as of June 30, 2003.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

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

      The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form  10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period for the full fiscal year. As discussed in Note 8, the Company ceased doing business in Brazil in the first quarter of 2004. Accordingly, the results of operations in Brazil included herein for the three months and six months ended June 30, 2003, have been reclassified to loss from discontinued operations on the Company’s condensed unaudited consolidated statements of operations.

Note 3 —	Significant Accounting Policies

(a)	Principles of Consolidation

      The accompanying financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities are reported as minority interests. All intercompany accounts and transactions have been eliminated in consolidation.

(b)	Comprehensive (Loss) Income

      Comprehensive (loss) income is a measure of net (loss) income and all other changes in equity that result from transactions other than with shareholders. Comprehensive (loss) income consists of accumulated deficit and foreign currency translation adjustments.

      Comprehensive (loss) income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net (loss) income	$(740)	$2,019	$(46,806)	$272
Plus (less): foreign currency translation	(186)	3,316	21,114	3,921

Comprehensive (loss) income	$(926)	$5,335	$(25,692)	$4,193

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

(c)	Revenue Recognition

      Revenue and related costs for service agreements billed on a time and materials basis are recognized as the services are rendered.

      The Company recognizes revenue on unit based construction/installation projects using the units-of-delivery method. The Company’s unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.

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

(d)	Basic and Diluted Net (Loss) Income Per Share

      Basic and diluted net (loss) income per share is computed by dividing net (loss)income by the weighted average number of common shares outstanding for each period presented. In the three months and six months ended June 30, 2004, common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 381,000 shares and 915,000 shares for the three months and six months ended June 30, 2004, respectively. Accordingly, for the three months and six months ended June 30, 2004 diluted net loss per share is the same as basic net loss per share.

      In the three months and six months ended June 30, 2003, diluted net income per share includes the diluted effect of stock options using the treasury stock method. Differences between the weighted average shares outstanding used to calculate basic and diluted net income per share relates to stock options assumed exercised under the treasury stock method of accounting.

(e)	Intangibles and Other Long-Lived Assets

      Long-lived assets and goodwill are recorded at estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to five years. Management assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

carrying value may not be recoverable. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. In connection with the abandonment of the Brazil subsidiary as discussed in Note 8, the Company wrote off goodwill associated with this reporting entity in the six months ended June 30, 2004.

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

      On January 1, 2004, MasTec, Inc. formed a captive insurance subsidiary, JMC Insurance Company, Inc. (“JMC”), a South Carolina corporation, to write a portion of its workers’ compensation, general liability and automobile liability coverages under deductible reinsurance policies. JMC, which is the Company’s first formation and management of a captive insurance company, was capitalized with a $1 million letter of credit. JMC is a wholly owned subsidiary of MasTec Inc. and is consolidated in the Company’s financial statements.

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

June 30, 2004 and 2003

      The fair value of each option granted was estimated on the date of grant using the Black Sholes option pricing model with the following assumptions used:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Expected Life	7 years	7 years	7 years	7 years
Volatility %	75.6%	74.2%	75.6%	74.2%
Interest Rate	3.0%	3.0%	3.0%	3.0%
Dividends	None	None	None	None

      The required proforma disclosures are as follows: (in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2003		2003
	2004	As Restated	2004	As Restated

Net (loss) income, as reported	$(740)	$2,019	$(46,806)	$272
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,234)	(970)	(4,895)	(1,916)

Proforma net (loss) income	$(2,974)	$1,049	$(51,701)	$(1,644)

Basic net (loss) income per share:
As reported	$(.02)	$.04	$(.97)	$.01

Proforma	$(.06)	$.02	$(1.07)	$(.03)

Diluted net (loss) income per share:
As reported	$(.02)	$.04	$(.97)	$.01

Proforma	$(.06)	$.02	$(1.07)	$(.03)

(h)	Reclassifications

      Certain reclassifications were made to the 2003 financial statements to conform to the current year presentation.

Note 4 —	Restatement of June 30, 2003 Financial Statements

      In connection with the annual audit of the Company’s 2003 financial statements, the Company identified errors in amounts previously reported in its financial statements for the three months and six months ended June 30, 2003. The restatements related to overstatements due to irregularities in revenues recorded by the Company’s Canadian operations in the amount of $1.0 million and $1.3 million for the three months and six months ended June 30, 2003. In addition, the quarterly information was restated for previously recognized revenues related primarily to work performed on undocumented or unapproved change orders and other matters which are being disputed by the Company’s clients in the amount of $300,000 for the three months and six months ended June 30, 2003.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

      The total amount of restatement on income from continuing operations before benefit for income taxes and minority interest in the three months and six months ended June 30, 2003 was $1.3 million and $1.5 million, respectively.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003

	As Previously	As	As Previously	As
	Reported	Restated*	Reported	Restated*

	(In thousands)		(In thousands)
Revenue	$209,108	$207,841	$389,677	$388,139
Income from continuing operations before provision for income taxes and minority interest	$4,631	$3,364	$1,947	$409
Net income	$2,765	$2,019	$1,177	$272

*	Before effect of reclassifying the 2003 results of operations of the Brazil operations to loss from discontinued operation as discussed in Note 8.

Note 5 —	Other Assets and Liabilities

      Prepaid expenses and other current assets as of June 30, 2004 and December 31, 2003 were $35.0 million and $31.8 million, respectively, primarily consists of miscellaneous short-term receivables, assets held for sale, security deposits, and prepaid expenses mainly on the Company’s insurance policies.

      Other non-current assets consist of the following (in thousands):

	June 30,	December 31,
	2004	2003

	(Unaudited)
Long-term receivables, including retainage	$6,375	$9,431
Non-core investments	258	2,999
Real estate held for sale	1,683	1,683
Long-term portion of deferred financing costs, net	2,886	3,639
Cash surrender value of life insurance policies	4,691	4,691
Non-compete agreement	1,213	1,572
Insurance escrow	7,088	7,219
Other	2,558	3,917

Total	$26,752	$35,151

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

      Other current and non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2004	2003

	(Unaudited)
Current liabilities
Accrued compensation	$15,346	$21,459
Accrued insurance	17,522	13,127
Accrued interest	6,329	6,458
Restructuring accruals	420	600
Accrued losses on contracts	3,805	7,482
Accrued labor claims	—	10,336
Due to subcontractors	7,877	5,611
Other	9,879	13,035

Total	$61,178	$78,108

	June 30,	December 31,
	2004	2003

	(Unaudited)
Non-current liabilities
Accrued insurance	$33,770	$24,524
Minority interest	—	434
Other	157	2,678

Total	$33,927	$27,636

Note 6 —	Debt

      Debt is comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003

	(Unaudited)
Revolving credit facility at LIBOR plus 3.25% as of June 30, 2004 and December 31, 2003, respectively	$—	$—
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2004	285	1,418
Other revolving debt	—	4,360
7.75% senior subordinated notes due February 2008, net	195,901	195,887

Total debt	196,186	201,665
Less current maturities	(95)	(4,709)

Long-term debt	$196,091	$196,956

Revolving Credit Facility

      The Company has a revolving credit facility for North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that the Company can borrow at any given time is based

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

upon a formula that takes into account, among other things, fixed assets, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. Fixed assets are based on a percentage of liquidation value. As of June 30, 2004 and December 31, 2003, net availability under the credit facility totaled $21.0 million and $37.9 million net of outstanding standby letters of credit aggregating $51.8 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. There were no outstanding draws under the credit facility as of June 30, 2004 and December 31, 2003 although the Company periodically borrowed against the credit facility during the periods. The revolving credit facility matures on January 22, 2007. The revolving credit facility is collateralized by a first priority security interest in substantially all of the Company’s North American assets and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

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

      Based upon the Company’s performance to date, the Company was not in compliance with the credit facility’s financial covenants in the second quarter of 2004. The Company has not received a notice of default from the Company’s primary lender on these covenant violations. The Company has requested a waiver of the covenant conditions and expects such waiver to be granted although there is no assurance that the Company will obtain such a waiver and there is no assurance that such a waiver can be obtained without costs to the Company.

      The Company is dependent upon borrowings and letters of credit under this $125 million credit facility to fund operations. Letters of credit increased $16.2 million from $51.8 million on June 30, 2004 to December 10, 2004. The credit facility was amended on October 4, 2004 to allow for the issuance of these additional letters of credit, principally for the Company’s casualty insurance program and for its surety provider. In addition, in December 2004 the Company issued an additional $2.6 million letter of credit to collateralize a bond that was posted related to a legal matter (see Note 9). The total amount of letters of credit outstanding at December 10, 2004 was $70.6 million. Should the Company be unable to obtain a waiver of the covenants of the $125 million credit facility, the Company will be required to obtain further modifications of the facility or another source of financing to continue to operate. In addition, the Company may be unable to renew its outstanding letters of credit. The Company may be required to obtain advances on its current credit facility or other source of financing to collateralize the required reserves associated with these letters of credit.

      The Company’s variable rate credit facility exposes it to interest rate risk. However, the Company had no borrowings under the credit facility at June 30, 2004.

Senior Subordinated Notes

      As of June 30, 2004, the Company had outstanding $195.9 million, net of discount, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes are redeemable, at the Company’s option at 102.583% of the principal amount until January 31, 2005, 101.292% during the twelve-month period beginning February 1, 2005, and 100% annually thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

credit facility. The Company has not met its covenants under the credit facility and is currently seeking a waiver of such covenant requirements. The cross default provisions under the notes are not triggered until acceleration under the credit facility occurs. The Company’s primary lender has not notified the Company that a default has occurred and the Company, in light of past practice with the primary lender and current ongoing favorable discussions with the primary lender, believes the possibility of receiving a notice of default under the credit facility from the primary lender is remote. Therefore, the Company believes the likelihood of cross default under the notes as a result of such acceleration is also remote. In the event the primary lender does declare the Company in default and accelerates the credit facility, the balance on the notes will be reclassified as a current liability.

      The Company had no holdings of derivative financial or commodity instruments at June 30, 2004.

Note 7 —	Restructuring Charges

      During the second quarter of 2002, the Company initiated a study to determine the proper balance of downsizing and cost cutting in relation to its ability to respond to current and future work opportunities in each of its service offerings. The review evaluated current operations, the growth and opportunity potential of each service offering and the consolidation of back-office processes. As a result of this review, a restructuring program was implemented that included four categories to accomplish:

•	Elimination of service offerings that no longer fit into the Company’s long-term core business strategy.

•	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This included exiting contracts that did not meet the minimum rate on return requirements and aggressively seeking to improve margins and reduce costs.

•	Analyses of businesses that provide adequate profit contributions but still need margin improvements that include aggressive cost reductions and efficiencies.

•	Review new business opportunities in similar business lines that can utilize existing human and physical resources.

      The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted during 2002. As of June 30, 2004, all employees have been terminated and all severance and benefit costs have been paid. Approximately 25 facilities were closed during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations because these facilities did not represent separate components of the Company’s business for which cash flows could be clearly defined. The Company also continues to be involved in the markets in which these 25 facilities operated. As of June 30, 2004, the remaining obligations under existing lease agreements for closed facilities amounted to $420,000.

      The following is a reconciliation of the restructuring accruals as of June 30, 2004 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(180)

Accrued costs at June 30, 2004	$420

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

Note 8 —	Discontinued Operations

      In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the six months ended June 30, 2004, the Company wrote off approximately $12.3 million in goodwill [see Note 3(e)] and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a net deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $129,000 and $955,000, for the three months and six months ended June 30, 2004, respectively. The net loss from operations for the Brazil subsidiary was $952,000, net of tax benefit of $453,000 and $1,222,000, for the three months and six months ended June 30, 2003, respectively. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. In November 2004, MasTec petitioned and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

      The following table summarizes the assets and liabilities of our Brazil operations as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30,
	2004	December 31,
	(unaudited)	2003

Current assets	$290	$7,755
Current liabilities	(19,455)	(21,886)
Non current assets	—	2,244
Non current liabilities	(2,170)	(1,334)
Accumulated foreign currency translation loss	(21,335)	(21,091)

      The following table summarizes the results of operations for our Brazil operations (in thousands):

	For Three Months		For Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$—	$6,480	$—	$11,610
Cost of sales	—	(6,236)	(5)	(11,181)
Operating expenses	(129)	(1,196)	(950)	(1,651)

Net loss	$(129)	$(952)	$(955)	$(1,222)

Note 9 —	Commitments and Contingencies

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

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

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

      On July 28, 2004, MasTec, Inc.’s Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in the best interests of MasTec to pursue an action or actions based on said allegations.

      The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003 totaling $4.3 million. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at June 30, 2004 amounted to $6.3 million representing amounts due MasTec on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which the Company has not recognized as revenue but to which the Company believes is entitled to under the terms of the contract. In addition, the Company was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. Five individual property claims were settled for $30,000 in August 2004 and three remain pending. The Company will vigorously defend these actions, but may incur significant expense in connection with that defense.

      In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality have issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and the Company received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has been cooperating with Corps of Engineers and the Oregon Division of State Land, Department

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of an extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost the Company approximately $1.3 million. These costs were included in the accrued loss on the project at December 31, 2003 and June 30, 2004.

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

      The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at June 30, 2004, which is recorded in the condensed unaudited consolidated balance sheet as accrued expenses.

      The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at June 30, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against the Company or any of the named individuals. The Company’s directors’ and officers’ insurance carrier agreed to reimburse the Company for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

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

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

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

      The Company has commitments to pay life insurance premiums on policies on the life of its chairman of the board and its chief executive officer totaling $18.6 million over the next nineteen years, capital leases totaling $1.7 million and, operating lease commitments of $47.1 million.

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

      The Company is required to provide payment and performance bonds in connection with some of its contractual commitments. Such bonds amounted to $164.5 million and $140.5 million at June 30, 2004 and December 31, 2003, respectively, related to projects in process.

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

      Revenues by customer industry group are as follows (in thousands):

	For Three Months		For Six Months
	Ended		Ended
	June 30,		June 30,

		2003		2003
	2004	Restated	2004	Restated

Telecommunications	$60,582	$66,083	$112,612	$123,656
Broadband	94,052	53,337	173,504	93,192
Energy	41,157	45,389	78,977	86,211
Government	35,487	36,552	66,207	73,470

	$231,278	$201,361	$431,300	$376,529

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

      The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes the billing and collection policies are adequate to minimize potential credit risk. During the three months ended June 30, 2004, 36.8% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 19.8% and 17.0% of the total revenue for the three months ended June 30, 2004. During the three months ended June 30, 2003, one customer accounted for 12.1% of total revenues after adjustment of discontinued operations (see Note 8). During the six months ended June 30, 2004, 35.9% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 18.5% and 17.4% of the total revenue for the six months ended June 30, 2004. During the six months ended June 30, 2003, one customer accounted for 10.1% of the Company’s revenue after adjustment for discontinued operations.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of clients that filed for bankruptcy

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

protection during the year 2001 and general economic climate of 2002. As of June 30, 2004, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $24.9 million net of $10.3 million, in specific reserves. As of December 31, 2003 remaining receivables from clients undergoing bankruptcy reorganization totaling $21.2 million net of $9.4 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $23.4 and $28.8 million as of June 30, 2004 and December 31, 2003, respectively, for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

Note 11 —	Related Party Transactions

      MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the three months ended June 30, 2004 and 2003, MasTec paid Neff approximately $158,780 and $218,026 respectively. During the six months ended June 30, 2004 and 2003, MasTec paid Neff approximately $442,594 and $444,038, respectively. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

      On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company will pay him his base salary of $300,000 through December 2004, provide him with certain employee and insurance benefits and provide for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the Company recorded $199,500 in stock compensation expense in the six months ended June 30, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, a severance accrual was recorded for $300,000 as of March 11, 2004 which has been reduced as payments have been made.

      In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, paid him regular salary through July 14, 2004 at an annual rate of $306,837, will provide him with certain employee benefits and provide for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on

MASTEC, INC.

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2004 and 2003

April  15, 2004 which will be the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense in the six months ended June 30, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, a severance accrual was recorded as of March 22, 2004 for approximately $173,000 which has been reduced as payments have been made.

      In 2001 and 2002, MasTec paid $75,000 per year to Austin Shanfelter related to a life insurance policy which was cancelled in April 2002. MasTec was to be reimbursed by the insurance company upon Mr. Shanfelter’s death. Accordingly, a receivable was recorded at the time of the payments. During the six months ended June 30, 2004, the Company wrote off the receivable because the policy was cancelled and all payments became taxable to Mr. Shanfelter.

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

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factor” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

      We serve providers of telecommunications services, broadband services (including cable, satellite and high speed Internet) energy services and traffic control and homeland security systems.

      Revenues by customer industry group are as follows (in thousands):

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,

		2003		2003
	2004	As Restated	2004	As Restated

Telecommunications	$60,582	$66,083	$112,612	$123,656
Broadband	94,052	53,337	173,504	93,192
Energy	41,157	45,389	78,977	86,211
Government	35,487	36,552	66,207	73,470

	$231,278	$201,361	$431,300	$376,529

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

      Revenue by type of contract is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

				2003
	2004	2003	2004	As Restated

Master service and other service agreements	$166,264	$132,124	$315,824	$241,380
Installation/construction projects agreements	65,014	69,237	115,476	135,149

	$231,278	$201,361	$431,300	$376,529

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

      In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the six months ended June 30, 2004, we wrote off approximately $12.3 million and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $129,000 and $955,000 for the three months and six months ended June 30, 2004, respectively. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months and six months ended June 30, 2003 for Brazil have been reclassified to loss from discontinued operations. The net loss from operations for the Brazil subsidiary was $952,000 and $1,222,000 for the three months and six months ended June 30, 2003 respectively. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

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

      We recorded provisions against earnings for doubtful accounts of $1.4 million, and $2.8 for the three months and six months ended June 30, 2004, respectively. The provisions in 2004 were due to a monthly provision being recorded based on the Company’s write-off history. In the three months and six months ended June 30, 2003 no provision was necessary as the reserves were at an adequate level at June 30, 2003.

Inventories

      Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the three months and six months ended June 30, 2004, we recorded approximately $0 and $900,000 in obsolescence provisions, respectively that have been included in “Costs of revenue” in the accompanying condensed unaudited consolidated statements of operations. The provisions were mainly due to inventories that were purchased for specific jobs no longer in process.

Depreciation

      We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

      Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $1.5 million and $3.0 million for the three months and six months ended June 30, 2004 respectively, from the amount of expense which would have been reported using the previous useful lives as a result of the change of estimate.

      During 2003 and 2004, we continued to dispose of excess assets and increase our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense. We do not anticipate continued declines in our overall equipment costs, since we believe we have disposed of the majority of our excess assets as of June 30, 2004.

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

Insurance Reserves

      We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, automobile and general liability policies. We have excess umbrella coverages up to $70 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer. Such letters of credit amounted to $51.7 million at June 30, 2004. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly and our accruals are based upon known facts and historically trends. However, insurance liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. For example, when we were conducting our audit for the year ended December 31, 2003, we determined that we had understated our self-insurance reserves at December 31, 2000, 2001 and 2002. Based in part on this information, we decided that it would be appropriate to restate our financial information beginning with the year ended December 31, 2000. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts can be reported rather than estimated. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period to increase insurance reserves. For example, Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts and historical trends and we believe such accruals to be adequate.

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

Restructuring Charges

      During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program which included:

•	Elimination or reduction in the scope of service offerings that no longer fit into our core business strategy or long-term business plan.

•	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate of return requirements and aggressively seeking to improve margins and reduce costs.

•	Analysis of businesses that provide adequate profit contributions but still need margin improvements which includes aggressive cost reductions and efficiencies.

•	Review of new business opportunities in similar business lines that can utilize our existing human and physical resources.

The following is a reconciliation of the restructuring accruals as of June 30, 2004 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(180)

Accrued costs at June 30, 2004	$420

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

Results of Operations

Restatement of Financial Statements

      In connection with the annual audit of the Company’s 2003 financial statements, the Company identified errors in amounts previously reported in its financial statements for the three months and six months ended June 30, 2003. The restatements related to overstatements due to irregularities in revenues recorded by the Company’s Canadian operations in the amount of $1.0 million and $1.3 million for the three months and six months ended June 30, 2003. In addition, the quarterly information was restated for previously recognized revenues related primarily to work performed on undocumented or unapproved change orders and other matters which are being disputed by the Company’s clients in the amount of $300,000 for the three months and six months ended June 30, 2003. The total amount of restatement on income from continuing operations before provision for income taxes and minority interest in the three months and six months ended June 30, 2003 was $1.3 million and $1.5 million, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003		June 30, 2003

	As Previously	As	As Previously	As
	Reported	Restated*	Reported	Restated*

	(In thousands)		(In thousands)
Revenues	$209,108	$207,841	$389,677	$388,139
Income from continuing operations before provision for income taxes and minority interest	$4,631	$3,364	$1,947	$409
Net income	$2,765	$2,019	$1,177	$272

*	Before effect of reclassifying the 2003 results of operations of the Brazil operations to loss from discontinued operation.

Comparison of Quarterly Results

      The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated including the reclassification of 2003 results of operations for the Brazil operations to discontinued operations.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

			2003				2003
	2004		As Restated		2004		As Restated

Revenue	$231,278	100.0%	$201,361	100.0%	$431,300	100.0%	$376,529	100.0%
Costs of revenue	206,261	89.2%	169,031	83.9%	400,834	92.9%	316,871	84.2%
Depreciation	4,481	1.9%	7,200	3.6%	9,466	2.3%	15,550	4.1%
Amortization	175	0.1%	132	0.1%	351	0.1%	283	0.1%
General and administrative expenses	16,717	7.2%	15,066	7.5%	38,037	8.8%	32,326	8.6%
Interest expense, net	4,664	2.0%	4,754	2.4%	9,567	2.2%	9,368	2.5%
Other (income) expense, net	(444)	(0.2)%	307	0.1%	(304)	(0.1)%	(250)	(0.1)%

(Loss) income from continuing operations before benefit for income taxes and minority interest	(576)	(0.2)%	4,871	2.4%	(26,651)	(6.2)%	2381	0.6%
Provision (benefit) for income taxes	-	-	1,900	0.9%	-	-	887	0.2%
Minority interest	(35)	0.0%	0	0.0%	(35)	0.0%	-	0.0%

(Loss) income from continuing operations	(611)	(0.2)%	2,971	1.5%	(26,686)	(6.2)%	1,494	0.4%
Discontinued operations	(129)	(0.1)%	(952)	(0.5)%	(20,120)	(4.7)%	(1,222)	(0.3)%

Net (loss) income	$(740)	(0.3)%	$2,019	1.0%	$(46,806)	(10.9)%	$272	0.1%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenue. Our revenue was $231.3 million for the three months ended June 30, 2004, compared to $201.4 million for the same period in 2003, representing an increase of $29.9 million or 14.9%. This increase was due primarily to the increased revenue of approximately $40.2 million received from our two largest customers. The increase in revenue was offset by a decrease in revenue from other customers who had unusually high activity in the three months ended June 30, 2003.

      Costs of Revenue. Our costs of revenue were $206.3 million or 89.2% of revenue for the three months ended June 30, 2004, compared to $169.0 million or 83.9% of revenue for the same period in 2003 reflecting that we increased costs more rapidly as revenue increased. In the three months ended June 30, 2004, the Company recorded losses on percentage of completion contracts in the amount of approximately $1.4 million.

No losses were accrued in the three months ended June 30, 2003. In addition, we use subcontractors on our two largest customers. Therefore, as revenues increase on these customers, subcontractor expense as a percentage of total revenue will increase. Operations payroll also increased during the three months ended June 30, 2004 compared to three months ended June 30, 2003 due to two projects that were started in the second quarter of 2004 which required more work upfront. The increase in subcontractors, operational payroll and accrued losses were slightly offset by the decrease in repairs and maintenance expense as a percentage of revenue. We have begun an initiative to keep equipment at jobsites fairly new resulting in a decrease in repair costs.

      Depreciation. Depreciation was $4.5 million or 1.9% of revenue for the three months ended June 30, 2004, compared to $7.2 million or 3.6% of revenue for the same period in 2003, representing a decrease of $2.7 million or 37.8%. We reduced depreciation expense in the three months ended June 30, 2004 by reducing capital expenditures and disposing of excess equipment during 2003 and 2004.

      Amortization. Amortization of intangibles was $175,000 or 0.1% of revenue for the three months ended June 30, 2004, compared to $132,000 or 0.1% of revenue for the same period in 2003, representing an increase of $43,000 or 32.6%. The increase is related to an increase in the non-compete agreement entered into in July 2003 with an employee of the Company.

      General and Administrative. General and administrative expenses were $16.7 million or 7.2% of revenue for the three months ended June 30, 2004, compared to $15.1 million or 7.5% of revenue for the same period in 2003 representing an increase of $1.7 million or 11.0%. The increase in general and administrative expenses is partially due to an increase in provision of doubtful accounts of $1.4 million. The provision in the three months ended June 30, 2004 was based on our write-off history. In the three months ended June 30, 2003, this provision was not necessary as the reserves were adequate. In addition, general and administrative expenses increased $2.7 million due to additional professional fees incurred in the second quarter 2004 related to the audit, increased fees to a third party in assisting us with Sarbanes-Oxley compliance and the increase in legal fees related to our defense in various litigation matters. The increase in general and administrative expenses was offset by overall general decreases in overhead expenses as a result of cost cutting initiatives. In addition, there was a decrease in payroll and benefits from overhead and support employees mainly from certain divisions which were consolidated during 2003. As employees are reduced, related overhead expenses also decrease such as insurance, supplies and travel.

      Interest Expense, Net. Interest expense, net of interest income, was $4.7 million or 2.0% of revenue for the three months ended June 30, 2004, compared to $4.8 million or 2.4% of revenue for the same period in 2003, representing a decrease of $90,000 or 1.9%.

      Other (Income) Expense, Net. Other income was $444,000 or 0.2% of revenue for the three months ended June 30, 2004, compared to other expense of $307,000 or 0.1% of revenue in the three months ended June 30, 2003, representing an increase of $751,000 or 244.6%. In the three months ended June 30, 2004 we sold a lot of equipment at auction and recognized gains on these sales. In the three months ended June 30, 2003, items were written off and disposed of resulting in losses during the period.

      Provision for Income Taxes. For the three months ended June 30, 2004, we did not record any income tax expense or benefit as compared to an income tax expense of $1.9 million for the three months ended June 30, 2003. The increase is mainly due to the loss from continuing operations in the three months ended June 30, 2004 compared to income in the same period prior year. During the three months ended June 30, 2004, we placed a full valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns. We believe that sustained financial performance is necessary before the recognition of any further deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely that not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance.

      Minority Interest. Minority interest was $35,000 or 0.0% of revenue for the three months ended June 30, 2004, compared to $0 or 0.0% of revenue for the same period in 2003 representing an increase of $35,000 or

100%. We entered into a joint venture with a third party in 2004 of which we own 51%. This subsidiary had net income in the three months ended June 30, 2004 which resulted in minority interest. The subsidiary did not exist in 2003.

      Discontinued Operations. In the three months ended March 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended June 30, 2003 for Brazil have been reclassified to loss from discontinued operations. The net loss from operations for the Brazil subsidiary was $129,000 and $952,000 for the three months ended June 30, 2004 and 2003, respectively. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Revenue. Our revenue was $431.3 million for the six months ended June 30, 2004, compared to $376.5 million for the same period in 2003, representing an increase of $54.8 million or 14.5%. This increase was due primarily to the increased revenue of approximately $80.2 million received from two of our largest customers. We continued to see an increase from these customers in 2004. The increase in revenue was offset by a decrease in projects performed in the Southern states of $13.6 million during the six months ended June 30, 2004 and a decrease in volume in other customers compared to the same period in 2003.

      Costs of Revenue. Our costs of revenue were $400.8 million or 92.9% of revenue for the six months ended June 30, 2004, compared to $316.9 million or 84.2% of revenue for the same period in 2003 reflecting that we increased costs more rapidly as revenues increased. In the six months ended June 30, 2004, the Company recorded losses on percentage of completion contracts in the amount of $3.9 million. In addition, we use subcontractors on our two largest customers. Therefore, as we increase revenue on these customers subcontractor expense as a percentage of total revenue will increase. In addition, we recorded obsolescence provisions in inventory of $900,000 mainly due to inventories that were purchased for specific jobs no longer in process. In the six months ended June 30, 2003, this provision was not necessary. In addition, cost of sales increased due to insurance. Insurance expense increased in the six months ended June 30, 2004 due to the number of increased claims. As a result of the increased claims and loss history since the beginning of 2004, we adjusted our actuarial assumptions and increased our reserves and expenses by $12.6 million in the six months ended June 30, 2004. The increase in subcontractors, insurance and accrued losses were slightly offset by the decrease in repairs and maintenance as a percentage of revenue. We have begun an initiative to keep equipment at jobsites fairly new resulting in a decrease in repair costs.

      Depreciation. Depreciation was $9.5 million for the six months ended June 30, 2004, compared to $15.6 million for the same period in 2003, representing a decrease of $6.1 million. We reduced depreciation expense in the six months ended June 30, 2004 by continuing to reduce capital expenditures and disposing of excess equipment in 2003 and 2004.

      Amortization. Amortization of intangibles was $351,000 for the six months ended June 30, 2004 compared to $283,000 for the six months ended June 30, 2003 representing an increase of $68,000 or 24.0%. The increase is related to an increase in the non-compete agreement entered into in July 2003 with an employee of the Company.

      General and Administrative. General and administrative expenses were $38.0 million or 8.8% of revenue for the six months ended June 30, 2004, compared to $32.3 million or 8.6% of revenue for the same period in 2003, representing an increase of $5.7 million or 17.7%. The increase in general and administrative expenses was due to the increase in provisions for doubtful accounts of $2.8 million. The provision in the six months ended June 30, 2004 was based on our write-off history. In the six months ended June 30, 2003, this provision was not necessary due to the reserves being at an adequate level. In addition, general and administrative expenses increased $6.6 million due to additional professional fees incurred in the six months ended June 30, 2004 related to the audit, increased fees to third party in assisting us with Sarbanes-Oxley compliance and the increase in legal fees related to our defense in various litigation matters. The increase in general and administrative expenses was offset by overall general decreases in overhead expenses as a result of cost cutting initiatives. In addition, there was a decrease in payroll and benefits from overhead and support employees mainly from certain divisions which were consolidated during 2003. As employees are reduced, overhead expenses also decrease such as insurance, supplies and travel.

      Interest Expense, Net. Interest expense, net of interest income, was $9.6 million or 2.2% of revenue for the six months ended June 30, 2004, compared to $9.4 million or 2.5% of revenue for the same period in 2003, representing an increase of $199,000 or 2.1%.

      Other (Income) Expense. Other income was $304,000 or 0.1% of revenue for the six months ended June 30, 2004, compared to $250,000 or 0.1% of revenue for the six months ended June 30, 2003, representing an increase of $54,000 or 21.6%.

      Provision of Income Taxes. For the six months ended June 30, 2004, we did not record any income tax expense or benefit as compared to an income tax expense of $887,000 for the six months ended June 30, 2003. The increase is mainly due to the loss from continuing operations in the six months ended June 30, 2004 compared to income in the same period prior year. During the six months ended June 30, 2004, we placed a full valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns. We believe that sustained financial performance is necessary before the recognition of any further deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely that not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance.

      Minority Interest. Minority interest was $35,000 or 0.0% of revenue for the six months ended June 30, 2004, compared to $0 or 0.0% of revenue for the same period in 2003 representing an increase of $35,000 or 100%. We entered into a joint venture with a third party in 2004 in which we own 51%. This subsidiary had net income in the six months ended June 30, 2004 which resulted in minority interest. The subsidiary did not exist in 2003.

      Discontinued Operations. In the six months ended June 30, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the six months ended June 30, 2003 for Brazil have been reclassified to loss from discontinued operations. During the six months ended June 30, 2004, we wrote off approximately $12.3 million and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.1 million less a deficit in assets of $13.7 million. The net loss from operations for the Brazil subsidiary was $955,000 and $1.2 million for the six months ended June 30, 2004 and 2003, respectively. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

Financial Condition, Liquidity and Capital Resources

      Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, other borrowings and proceeds from sales of assets and investments. We expect to continue selling vehicles and equipment during 2004 as we see the need to upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and in good condition. In addition, interest payments are due each February and August under our subordinated debt agreement in the aggregate amount of approximately $7.7 million. We anticipate that funds generated from operations, together with borrowings under our credit facility, other borrowings and proceeds from sales of assets and investments, will be sufficient to meet our working capital requirements, anticipated capital expenditures, letters of credit and debt service obligations for at least the next twelve months.

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

      As of June 30, 2004, we had $124.5 million in working capital compared to $113.4 million as of December 31, 2003. The increase in working capital was due to the increase in inventories related to increased purchases for projects with one of our major customers. Working capital also increased due to the decrease in accounts payable from year end due to the decreased activity in 2004 and receipt of payments of invoices in 2004. The increase in working capital was slightly offset by the change in accounts receivable and cash. Accounts receivable at June 30, 2004 was $204.1 million, as compared to $208.2 million at December 31, 2003. The decrease of $13.3 million in accounts receivable at June 30, 2004 from December 31, 2003 is due to the corresponding decrease in revenues from the fourth quarter of 2003. Cash and cash equivalents decreased from $19.4 million at December 31, 2003 to $16.8 million at June 30, 2004 mainly due to the interest payment on the subordinated debt made in February 2004 in the amount of $8.2 million offset by collections of accounts receivable.

      Net cash used in operating activities from continuing operations was $1.1 million for the six months ended June 30, 2004 compared to $1.9 million in the six months ended June 30, 2003. The net cash used in operating activities in 2004 and 2003 was primarily related to the loss from continuing operations in the six months ended June 30, 2004 and 2003 and timing of cash collections from customers and payments to vendors. In addition, in 2004 we now purchase inventory for one of our significant customers. In the six months ended June 30, 2003, the inventory was handled directly by the customer. The cash used in operating activities in the six months ended June 30, 2003 was offset by a receipt of a $22.7 million income tax refund resulting from losses incurred in 2002. Proceeds from the income tax refund were used to repay all borrowings under our credit facility at the time of receipt.

      Net cash provided by investing activities of continuing operations was $1.5 million for the six months ended June 30, 2004 compared to $2.2 million for the six months ended June 30, 2003. The net cash provided by investing activities in 2004 and 2003 was related to net proceeds from sales of assets slightly offset by capital expenditures increased from $4.6 million to $5.1 million in the current period. Net proceeds from the sale of assets and investments increased from $6.2 million to $6.5 million. In addition to proceeds from sales of assets and capital expenditures during the six months ended June 30, 2003, we paid approximately $1.9 million in contingent consideration related to acquisitions and we received $2.7 million from sub-leases.

      Net cash used in financing activities from continuing operations was $2.4 million and $2.4 million for the six months ended June 30, 2004 and 2003 mainly related to repayments on our borrowings. These repayments were offset by receipts from the issuance of our common stock in the amount of approximately $1.1 million and $99,000 in the six months ended June 30, 2004 and 2003, respectively.

      We have a revolving credit facility for our North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, fixed assets, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. Fixed assets are based on a percentage of liquidation value. As of June 30, 2004 and December 31, 2003, net availability under the credit facility totaled $21.0 million and $37.9 million net of outstanding standby letters of credit aggregating

$51.8 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support our casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. There were no outstanding draws under the credit facility as of June 30, 2004 and December 31, 2003 although we periodically borrowed against the revolving credit facility during the periods. The revolving credit facility matures on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our North American assets and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

      Based upon our performance to date, we are not in compliance with the credit facility’s financial covenants in the second quarter of 2004. We have not received a notice of default from our lender on these covenant violations. We have requested a waiver of the covenant conditions and expect such waiver to be allowed although there is no assurance that we will obtain such a waiver and there is no assurance that such a waiver can be obtained without costs to the Company.

      We are dependent upon borrowings and letters of credit under this $125 million credit facility to fund our operations. Letters of credit increased $16.2 million from $51.8 million on June 30, 2004 to December  10, 2004. The credit facility was amended on October 4, 2004 to allow for the issuance of these additional letters of credit, principally for our casualty insurance program and for its surety provider. In addition, in December 2004 we issued a $2.6 million of credit to collateralize a bond that posted as part of an appeal in a legal matter. We have a total amount of letters of credit outstanding at December 10, 2004 of $70.6 million. Should we be unable to obtain a waiver of the covenants of the $125 million credit facility, we will be required to obtain further modifications of the facility or another source of financing to continue to operate. In addition, we may be unable to renew our outstanding letters of credit. We may be required to obtain advances on our current credit facility or other source of financing to collateralize the required reserves associated with these letters of credit.

      As of June 30, 2004, we have outstanding $195.9 million 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our 7.75% senior subordinated notes prohibits incurring additional indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if the additional debt had been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit agreement. If we fail to maintain the required ratio under the indenture, our borrowings are limited to the credit facility, the subordinated indenture, renewals of existing debt that is permitted under the indenture plus an additional $25.0 million of indebtedness. The note also contains default (including cross default) provisions and covenants restricting many of the same transactions as under the credit facility. We have not met our covenants under the credit facility and we are currently seeking a waiver of such covenant requirements. The cross default provisions under the notes are not triggered until acceleration under the credit facility occurs. Our primary lender has not notified us that a default has occurred and we, in light of past practice with the primary lender and current ongoing favorable discussions with the primary lender, believe the possibility of receiving a notice of default under the credit facility from the primary lender is remote. Therefore, we believe the likelihood of cross default under the notes as a result of such acceleration is also remote. In the event the primary lender does declare us in default and accelerates the credit facility, the balance on the notes will be reclassified as a current liability.

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

      In 2003 we performed work on undocumented or unapproved change orders or other matters which are being disputed by our clients. We did not recognize this work as revenue in 2003 or in the six months ended June 30, 2004. However, expenses for the work associated with these change orders and other matters were included in costs of revenues in 2003 resulting in a 45% decline in our 2003 margins. This has also affected our liquidity since we still have not been paid for the work performed. We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers for delays we believe were caused by the customer, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Our customers may counterclaim against us for contract damages, liquidated damages and/or indemnification. If the customers can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the customer (including any remaining outstanding accounts receivable from the customer under the contract price) and/or create liabilities for us. Should we be successful in collecting some of these claims we would recognize them as revenue when received. When revenue is recognized the margins will increase during such period of recognition since the costs have already been recorded and paid in 2003. However, we may not be successful in collecting any of these claims.

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

      Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a client and the surety company paid our client the amount due under the bond, the surety company would seek reimbursement of such payment from us. At June 30, 2004, performance and payment bonds outstanding on our behalf totaled $164.5 million.

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

      We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings under the credit facility at June 30, 2004.

Interest Rate Risk

      Less than 5% of our outstanding debt at June 30, 2004 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at June 30, 2004 was $196.6 million and $197.5, respectively. Based upon debt balances outstanding at June 30, 2004, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.2 million on an annual basis.

Foreign Currency Risk

      We have an investment in a subsidiary in Canada and sell our services into this foreign market.

      Our foreign currency risk in Mexico is insignificant.

      Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at June 30, 2004 of U.S. dollar equivalents was $9.4 million as of June 30, 2004 and $7.4 million at December 31, 2003.

      Our Canada subsidiary sells services and pay for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currency relative to the U.S. dollar over the six months ended June 30, 2004 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenues by $310,000 and $663,000 for the three months and six months ended June 30, 2004.

      As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of six months ended June 30, 2004 (i.e., in addition to actual exchange experience) would have reduced our foreign subsidiaries’ translated operating loss from $2.7 million to $2.5 million.

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

      We have undertaken a thorough review of the effectiveness of our internal controls and procedures, including financial reporting, as part of our continuing efforts to strengthen the control process and prepare for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. For the closing process in the three months ended March 31, 2004 and June 30, 2004, we began to institute improved procedures and measures, and in the future plan to continue to work on strengthening these and other procedures and measures, to increase the effectiveness of our internal controls. We have:

•	improved our process for a more timely analysis of anticipated losses under percentage-of-completion contracts.

•	implemented procedures for improved quarterly inventory analyses and pricing reconciliations for one of our service groups, including the performance of additional physical inventory counts for that service line during 2004, and

•	hired additional professional staff in our finance departments at service lines and corporate office.

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

      As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based upon the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the late filing of this Form 10-Q.

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

      We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders totaling $4.3 million for additional work submitted to the County on or after November 29, 2003 totaling $4.3 million. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at June 30, 2004 amounted to $6.3 million representing amounts due us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also had additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which we had not recognized as revenue but to which we believe we are entitled to under the terms of the contract. In addition, we were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of labor and Industry. A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. Five individual property claims were settled for $30,000 in August 2004; three remain pending. We will vigorously defend these actions, but may incur significant expense in connection with that defense.

      In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality has issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and us received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of an extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. We employed two erosion control consulting firms to assist. As weather permitted, we moved spoil piles to disposal sites as those sites became available. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost us approximately $1.3 million. These costs were included in the accrued loss on the project at December 31, 2003 and June 30, 2004.

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

      The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at June 30, 2004, which is recorded in our condensed unaudited consolidated balance sheet as accrued expenses.

      The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at June 30, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier agreed to reimburse us for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

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

      In November 2004, we entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for MasTec on a New York telecommunication project constructed for Telergy. Telergy is in bankruptcy and did not pay us for the Hugh O’Kane work. The settlement is conditioned on the outcome of a pending interlocutory appeal brought by us. The appeal seeks to enforce terms of the contract between us and Hugh O’Kane which relieve us of our obligation to pay Hugh O’Kane when we do not get paid. We are pursuing this appeal vigorously. The amount of loss, if any, relating to this matter, cannot presently be determined.

      We are also a party to other pending legal proceedings arising in the normal course of business. We believe that any financial impact would not be material to our results of operations, financial position or cash flows.

Item 5.	Other Information

      Based upon our performance to date, we are not in compliance with the credit facility’s financial covenants in the second quarter of 2004. We have not received a notice of default from our primary lender on these covenant violations. We have requested a waiver of the covenant conditions and expect such waiver to be granted although there is no assurance that we will obtain such a waiver nor is there any assurance that such a waiver can be obtained without costs to the Company. We are dependent upon borrowings and letters of credit under this $125 million credit facility to fund our operations. Should we be unable to obtain a waiver of the covenants of the $125 million credit facility, we will be required to obtain further modifications of the facility or another source of financing to continue to operate.

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

Date: December 23, 2004