Form 10-Q
period 2004-09-30
MASTEC INC
filed 2004-12-30
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 001-08106

MASTEC, INC.

(Exact name of registrant as specified in Its charter)

Florida	65-0829355

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Douglas Road, Floor 12, Coral Gables, FL	33134

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 599-1800

Former name, former address and former fiscal year, if changed since last report: Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

     As of December 29, 2004 MasTec, Inc. had 48,473,996 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
	(In thousands, except per share amounts)
Revenue	$249,930	$236,943	$681,230	$613,472
Costs of revenue, excluding depreciation	219,517	208,141	620,351	525,012
Depreciation	4,215	6,584	13,681	22,134
Amortization	90	198	441	481
General and administrative expenses	17,532	14,173	55,569	46,499
Interest expense, net	4,710	4,687	14,277	14,054
Other income, net	(781)	(1,944)	(1,085)	(2,194)

Income (loss) from continuing operations before provision for income taxes and minority interest	4,647	5,104	(22,004)	7,486
Provision for income taxes	—	(2,139)	—	(3,047)
Minority interest	(326)	—	(361)	—

Income (loss) from continuing operations	4,321	2,965	(22,365)	4,439
Discontinued operations:
Loss on discontinued operations, net of tax benefit	(98)	(656)	(1,052)	(1,878)
Loss on write off of assets of discontinued operations, net	—	—	(19,165)	—

Net income (loss)	$4,223	$2,309	$(42,582)	$2,561

Basic weighted average common shares outstanding	48,395	48,102	48,368	48,055

Basic net income (loss) per share:
Continuing operations	$0.09	$0.06	$(0.46)	$0.09
Discontinued operations	—	(0.01)	(0.42)	(0.04)

Total basic net income (loss) per share	$0.09	$0.05	$(0.88)	$0.05

Diluted weighted average common shares outstanding	48,703	48,919	48,368	48,282

Diluted income (loss) per share:
Continuing operations	$0.09	$0.06	$(0.46)	$0.09
Discontinued operations	—	(0.01)	(0.42)	(0.04)

Total diluted net income (loss) per share	$0.09	$0.05	$(0.88)	$0.05

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,717	$19,415
Accounts receivable, unbilled revenue and retainage, net	226,723	208,211
Inventories	49,616	32,781
Income tax refund receivable	1,521	4,667
Prepaid expenses and other current assets	27,629	31,801

Total current assets	309,206	296,875
Property and equipment, net	74,051	85,832
Goodwill	138,640	150,984
Deferred taxes	57,178	55,083
Other assets	28,772	35,151

Total assets	$607,847	$623,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$96	$4,709
Accounts payable and accrued expenses	117,085	100,698
Other current liabilities	56,527	78,108

Total current liabilities	173,708	183,515
Other liabilities	35,240	27,636
Long-term debt	202,813	196,956

Total liabilities	411,761	408,107

Shareholders’ equity:
Preferred stock, no par value; authorized shares - 5,000,000; issued and outstanding shares - none	—	—
Common stock $0.10 par value; authorized shares - 100,000,000; issued and outstanding shares - 48,396,000 and 48,222,000 shares, respectively	4,840	4,822
Additional paid-in capital	351,302	349,823
Accumulated deficit	(160,431)	(117,847)
Foreign currency translation adjustments	375	(20,980)

Total shareholders’ equity	196,086	215,818

Total liabilities and shareholders’ equity	$607,847	$623,925

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
		2003
	2004	As Restated
	(In thousands)
Cash flows from operating activities of continuing operations:
(Loss) income from continuing operations	$(22,365)	$4,439
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	14,122	22,615
Non-cash compensation expense	416	—
Income tax refunds	—	27,876
Gain on disposal of assets and investments	(333)	(2,752)
Provision for doubtful accounts	3,999	—
Provision for inventory obsolescence	902	—
Minority interest	361	—
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	(26,129)	(36,558)
Inventories	(17,872)	(4,514)
Income tax refund receivable	1,051	(3,581)
Other assets, current and non-current portion	5,527	(2,551)
Accounts payable and accrued expenses	18,575	14,910
Other liabilities, current and non-current portion	4,319	(23,050)

Net cash used in operating activities of continuing operations	(17,427)	(3,166)

Cash flows from investing activities of continuing operations:
Capital expenditures	(8,010)	(6,160)
Cash paid for acquisitions and contingent consideration, net of cash acquired	—	(1,861)
Investment in life insurance policy	—	(168)
Payments received from sub-leases	285	2,676
Investments in unconsolidated companies	(1,092)	—
Net proceeds from sale of assets and investments	6,631	16,094

Net cash (used in) provided by investing activities of continuing operations	(2,186)	10,581

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facilities, net	6,750	3,572
Payments from other borrowings and capital lease obligations, net	(3,561)	(2,600)
Proceeds from issuance of common stock	1,079	529

Net cash provided by financing activities of continuing operations	4,268	1,501

Net (decrease) increase in cash and cash equivalents	(15,345)	8,916
Net effect of currency translation on cash	261	(2,117)
Cash and cash equivalents - beginning of period	19,415	8,730
Cash used in discontinued operations	(614)	(346)

Cash and cash equivalents - end of period	$3,717	$15,183

	For the Nine Months Ended
	September 30,
		2003
	2004	As Restated
	(In thousands)
Cash paid during the period for:
Interest	$16,714	$16,684

Income Taxes	$67	$61

Supplemental disclosure of non-cash information:

     During the nine months ended September 30, 2003, we paid approximately $1.9 million related to contingent consideration from earlier acquisitions which was reflected as a reduction in other current liabilities.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

Note 1 — Nature of the Business

     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or “the Company”) serves providers of telecommunications, broadband (including cable, satellite and high speed internet), energy services, traffic control and homeland security systems throughout many parts of North America. Although the Company’s clients may contract for a full range of services, the Company’s offerings are more typically separated into the construction, design and installation, or the maintenance and upgrade, of infrastructure. MasTec is organized as a Florida corporation and its fiscal year ends December 31. MasTec or its predecessors have been active in the specialty infrastructure services industry for over 70 years.

Note 2 — Basis for Presentation

     The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. As discussed in Note 8, the Company ceased doing business in Brazil in the first quarter of 2004. Accordingly, the results of operations in Brazil included herein for the three months and nine months ended September 30, 2003, have been reclassified to loss from discontinued operations on the Company’s condensed unaudited consolidated statements of operations.

Note 3 — Significant Accounting Policies

(a) Principles of Consolidation

     The accompanying financial statements include MasTec, Inc. and its subsidiaries. Other party’s interests in consolidated entities are reported as minority interests. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Comprehensive Income (loss)

     Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

     Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Net income (loss)	$4,223	$2,309	$(42,582)	$2,561
Plus (less): foreign currency translation	240	(467)	21,354	3,454

Comprehensive income (loss)	$4,463	$1,842	$(21,228)	$6,015

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

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

(d) Basic and Diluted Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. In the nine months ended September 30, 2004, common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 579,000 shares for the nine months ended September 30, 2004.

     In the three months and nine months ended September 30, 2003 and the three months ended September 30, 2004, diluted net income per share includes the diluted effect of stock options using the treasury stock method. Differences between the weighted average shares outstanding used to calculate basic and diluted net income per share relates to stock options assumed exercised under the treasury stock method of accounting.

(e) Intangibles and Other Long-Lived Assets

     Long-lived assets and goodwill are recorded at the lower of cost or estimated fair value. Intangibles are amortized on a straight-line basis over periods of up to five years. Management assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company follows the provisions of Statement of Financial Accounting Standards No. 142,

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

“Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. In connection with the abandonment of the Brazil subsidiary as discussed in Note 8, the Company wrote off goodwill associated with this reporting entity in the nine months ended September 30, 2004.

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

(g) Stock Based Compensation

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
September 30, 2004 and 2003

     The fair value of each option granted was estimated on the date of grant using the Black Sholes option pricing model with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected Life	7 years	7 years	7 years	7 years
Volatility %	79.95%	74.2%	79.95%	74.2%
Interest Rate	3.0%	3.0%	3.0%	3.0%
Dividends	None	None	None	None

     The required proforma disclosures are as follows: (in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Net income (loss), as reported	$4,223	$2,309	$(42,582)	$2,561
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(2,053)	(551)	(6,948)	(2,364)

Proforma net income (loss)	$2,170	$1,758	$(49,530)	$197

Basic net income (loss) per share:
As reported	$0.09	$0.05	$(0.88)	$0.05

Proforma	$0.04	$0.04	$(1.02)	$—

Diluted net income (loss) per share:
As reported	$0.09	$0.05	$(0.88)	$0.05

Proforma	$0.04	$0.04	$(1.02)	$—

(h) Reclassifications

     Certain reclassifications were made to the 2003 financial statements to conform to the current year presentation.

Note 4 — Restatement of September 30, 2003 Financial Statements

     In connection with the annual audit of the Company’s 2003 financial statements, the Company identified errors in amounts previously reported in its financial statements for the three months and nine months ended September 30, 2003. The restatements related to overstatements due to irregularities in revenues recorded by the Company’s Canadian operations in the amount of $0 and $1.3 million for the three months and nine months ended September 30, 2003. In addition, the quarterly information was restated for previously recognized revenues related primarily to work performed on undocumented or unapproved change orders and other matters which are being disputed by the Company’s clients in the amount of $5.8 million and $6.1 million for the three months and nine months ended September 30, 2003. In

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

addition, the quarterly information was restated to accrue for costs on a loss job in the amount of $462,000 and to properly reflect a bonus to an employee which was earned in the third quarter of 2003 in the amount of approximately $246,000. As a result, cost of revenues was restated by $708,000 in the three months and nine months ended September 30, 2003.

     The total amount of restatement of income from continuing operations before provision for income taxes and minority interest in the three months and nine months ended September 30, 2003 was $6.5 million and $8.1 million, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003		September 30, 2003
	As Previously	As	As Previously	As
	Reported	Restated*	Reported	Restated*
	(in thousands)		(in thousands)
Revenue	$248,373	$242,539	$638,050	$630,678
Income from continuing operations before provision for income taxes and minority interest	$10,587	$4,046	$12,534	$4,454
Net income	$6,250	$2,309	$7,427	$2,561

* Before effect of reclassifying the 2003 results of operations of the Brazil operations to loss from discontinued operation as discussed in Note 8.

Note 5 — Other Assets and Liabilities

     Prepaid expenses and other current assets as of September 30, 2004 and December 31, 2003 were $27.6 million and $31.8 million, respectively, primarily consists of miscellaneous short-term receivables, assets held for sale, security deposits, and prepaid expenses mainly on the Company’s insurance policies.

     Other non-current assets consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Long-term receivables, including retainage	$7,323	$9,431
Non-core investments	1,243	2,999
Real estate held for sale	1,683	1,683
Long-term portion of deferred financing costs, net	2,728	3,639
Cash surrender value of life insurance policies	3,786	4,691
Non-compete agreement	1,125	1,572
Insurance escrow	7,083	7,219
Other	3,801	3,917

Total	$28,772	$35,151

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

     Other current and non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Current liabilities
Accrued compensation	$16,157	$21,459
Accrued insurance	16,566	13,127
Accrued interest	2,532	6,458
Restructuring accruals	337	600
Accrued losses on contracts	1,980	7,482
Accrued labor claims	—	10,336
Due to subcontractors	9,621	5,611
Other	9,334	13,035

Total	$56,527	$78,108

	September 30,	December 31,
	2004	2003
	(unaudited)
Non-current liabilities
Accrued insurance	$33,781	$24,524
Minority interest	361	434
Other	1,098	2,678

Total	$35,240	$27,636

Note 6 — Debt

     Debt is comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(unaudited)
Revolving credit facility at LIBOR plus 3.25% as of September 30, 2004 and December 31, 2003, respectively	$6,750	$—
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2004	258	1,418
Other revolving debt	—	4,360
7.75% senior subordinated notes due February 2008, net	195,901	195,887

Total debt	202,909	201,665
Less current maturities	(96)	(4,709)

Long-term debt	$202,813	$196,956

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

Revolving Credit Facility

     The Company has a revolving credit facility for North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of September 30, 2004 and December 31, 2003, net availability under the credit facility totaled $20.0 million and $37.9 million net of outstanding standby letters of credit aggregating $54.9 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. The Company had outstanding draws under the credit facility of $6.8 million and $0 as of September 30, 2004 and December 31, 2003, respectively. These borrowings were repaid subsequent to September 30, 2004 and there is no current outstanding balance on the credit facility. The revolving credit facility matures on January 22, 2007. The revolving credit facility is collateralized by a first priority security interest in substantially all of the Company’s North American assets and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

     The revolving credit facility contains customary events of default (including cross-default) provisions and covenants related to the North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against the Company’s assets, prepaying other indebtedness including the Company’s 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under the credit facility.

     The Company is required to be in compliance with certain financial covenants measured on a monthly basis. As a result of the Company’s net loss for the quarter ended March 31, 2004, the Company was not in compliance with the monthly financial covenants of the credit facility beginning April 30, 2004. The credit facility was amended on December 29, 2004 modifying these covenants and the Company was in compliance with its credit facility’s financial covenants at September 30, 2004. Under the amended agreement, the Company’s North American operations must maintain minimum tangible net worth equal to:

•	$50.5 million beginning April 1, 2004; plus

•	50% of the consolidated net income of our operations from April 1, 2004 through the date of determination.

     Since May 1, 2004, the Company’s North American Operations has also been required to maintain a minimum fixed charge coverage ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense plus $1.1 million to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

Period	Ratio
For the 2 month period ending May 31, 2004	1.00 to 1.00
For the 3 month period ending June 30, 2004	1.50 to 1.00
For each of the 4, 5 and 6 month periods ending July 31, August 31 and September 30, 2004, respectively	1.75 to 1.00
For each of the 7, 8 and 9 month periods ending October 31, November 30, and December 31, 2004	2.00 to 1.00
For each of the 10 and 11 month periods ending January 31 and February 28, 2005	2.00 to 1.00
For the 12 month period ending on March 31, 2005 and each 12 month period ending on the last day of each calendar month thereafter	2.00 to 1.00

     Based upon the Company’s projections for the fourth quarter of 2004, the Company believes they will be in compliance with the credit facility’s amended financial covenants for 2004. The Company is dependent upon borrowings and letters of credit under this facility to fund operations. Letters of credit increased $15.7 million from $54.9 million on September 30, 2004 to $70.6 million on December 20, 2004. The credit facility was amended on October 4, 2004 to allow for the issuance of these additional letters of credit, principally for the Company’s casualty insurance program and for its surety provider. In addition, in December 2004 the Company issued an additional $2.6 million letter of credit to collateralize a bond that was posted related to a legal matter (see Note 9). Should the Company be unable to comply with the terms and covenants of the credit facility, it would be required to obtain further modifications of the facility or another source of financing to continue to operate. The Company may not be able to achieve its fourth quarter 2004 projections and thus may not be in compliance with the credit facility’s amended financial covenants in 2004.

     The Company’s variable rate credit facility exposes it to interest rate risk. However, the Company had only $6.8 million outstanding under the credit facility at September 30, 2004 which has subsequently been paid off.

Senior Subordinated Notes

     As of September 30, 2004, the Company had outstanding $195.9 million, net of discount, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes are redeemable, at the Company’s option at 102.583% of the principal amount until January 31, 2005, 101.292% during the twelve-month period beginning February 1, 2005, and 100% annually thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the credit facility.

     The Company had no holdings of derivative financial or commodity instruments at September 30, 2004.

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

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

This included exiting contracts that did not meet the minimum rate of return requirements and aggressively seeking to improve margins and reduce costs.

•	Analyses of businesses that provide adequate profit contributions but still need margin improvements that include aggressive cost reductions and efficiencies.

•	Review new business opportunities in similar business lines that can utilize existing human and physical resources.

     The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted during 2002. As of September 30, 2004, all employees have been terminated and all severance and benefit costs have been paid. Approximately 25 facilities were closed during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations because these facilities did not represent separate components of the Company’s business for which cash flows could be clearly defined. The Company also continues to be involved in the markets in which these 25 facilities operated. As of September 30, 2004, the remaining obligations under existing lease agreements for closed facilities amounted to $337,000.

     The following is a reconciliation of the restructuring accruals as of September 30, 2004 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(263)

Accrued costs at September 30, 2004	$337

Note 8 — Discontinued Operations

     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the nine months ended September 30, 2004, the Company wrote off approximately $12.3 million in goodwill [see Note 3(e)] and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a net deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $98,000 and $1.1 million for the three months and nine months ended September 30, 2004, respectively. The net loss from operations for the Brazil subsidiary was $656,000 and $1.9 million for the three months and nine months ended September 30, 2003, respectively. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations in 2003 and 2004. In November 2004, MasTec petitioned and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

     The following table summarizes the assets and liabilities of our Brazil operations as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Current assets	$290	$7,755
Current liabilities	(19,455)	(21,886)
Non current assets	—	2,244
Non current liabilities	(2,170)	(1,334)
Accumulated foreign currency translation	(21,335)	(21,091)

     The following table summarizes the results of operations for our Brazil operations (in thousands):

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$—	$5,596	$—	$17,206
Cost of Sales	—	(5,489)	(5)	(16,670)
Operating expenses	(98)	(763)	(1,047)	(2,414)

Net loss	$(98)	$(656)	$(1,052)	$(1,878)

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

     The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003 totaling $4.3 million. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

revenue recognized on the Coos County project that remained uncollected at September 30, 2004 amounted to $6.3 million representing amounts due MasTec on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which the Company has not recognized as revenue but to which the Company believes is entitled to under the terms of the contract. In addition, the Company was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. Five individual property claims were settled for $30,000 in August 2004 and three remain pending. The Company will vigorously defend these actions, but may incur significant expense in connection with that defense.

     In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality have issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and the Company received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineers and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of an extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost the Company approximately $1.3 million. These costs were included in the costs on the project at December 31, 2003 and September 30, 2004.

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

     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at September 30, 2004, which is recorded in the condensed unaudited consolidated balance sheet as accrued expenses.

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at September 30, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against the Company or any of the named individuals. The Company’s directors’ and officers’ insurance carrier reimbursed the Company in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

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

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

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

     The Company is required to provide payment and performance bonds in connection with some of its contractual commitments. Such bonds amounted to $143.2 million and $140.5 million at September 30, 2004 and December 31, 2003, respectively, related to projects in process.

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

     Revenues by customer industry group are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
		2003		2003
	2004	Restated	2004	Restated
Telecommunications	$76,777	$66,147	$189,389	$189,803
Broadband	87,214	79,739	260,718	172,931
Energy	51,662	61,170	130,639	147,381
Government	34,277	29,887	100,484	103,357

	$249,930	$236,943	$681,230	$613,472

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

     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes the billing and collection policies are adequate to minimize potential credit risk. During the

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

three months ended September 30, 2004, 31.1% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 20.8% and 10.3% of the total revenue for the three months ended September 30, 2004. During the three months ended September 30, 2003, 27.5% of the Company’s total revenue was attributed to two customers after adjustment of discontinued operations (see Note 8). Revenue from these two customers accounted for 16.0% and 11.5% of the total revenue for the three months ended September 30, 2003. . During the nine months ended September 30, 2004, 34.1% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 19.3% and 14.8% of the total revenue for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, 22.9% of the Company’s total revenue was attributed to two customers. Revenue from these customers accounted for 12.2% and 10.7% of the total revenue for the nine months ended September 30, 2003 after adjustment for discontinued operations.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of September 30, 2004, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $24.8 million net of $10.3 million, in specific reserves. As of December 31, 2003 remaining receivables from clients undergoing bankruptcy reorganization totaling $21.2 million net of $9.4 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $23.6 and $28.8 million as of September 30, 2004 and December 31, 2003, respectively, for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

Note 11 — Related Party Transactions

     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., of which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the three months ended September 30, 2004 and 2003, MasTec paid Neff approximately $355,773 and $202,970 respectively. During the nine months ended September 30, 2004 and 2003, MasTec paid Neff approximately $798,367 and $647,008, respectively. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

     On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company will pay him his base salary of $300,000 through December 2004, provide him with certain employee and insurance benefits and provide for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

Company recorded $199,500 in stock compensation expense in the nine months ended September 30, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, a severance accrual was recorded for $300,000 as of March 11, 2004 which has been reduced as payments have been made.

     In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, paid him regular salary through July 14, 2004 at an annual rate of $306,837, will provide him with certain employee benefits and provide for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which will be the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense in the nine months ended September 30, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, a severance accrual was recorded as of March 22, 2004 for approximately $173,000 which has been reduced as payments have been made.

     In 2001 and 2002, MasTec paid $75,000 per year to Austin Shanfelter related to a life insurance policy which was cancelled in April 2002. MasTec was to be reimbursed by the insurance company upon Mr. Shanfelter’s death. Accordingly, a receivable was recorded at the time of the payments. During the nine months ended September 30, 2004, the Company wrote off the receivable because the policy was cancelled and all payments became taxable to Mr. Shanfelter.

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company as of its interim period that begins after June 15, 2005. SFAS No. 123(R) offers the Company alternative methods of adopting this standard. At the present time, the Company has not yet determined which alternative method it will use and the resulting impact on its financial position or results of operations.

Note 13 — Investment in Third Party

     In September 2004, MasTec purchased a 49% interest in a limited liability corporation with an established marketing group. The Company’s payments for its interest are due quarterly over three years beginning in September 2004. Equity payments fluctuate based on the venture’s sales. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self sufficient. The Company expects this venture will be able to fully fund its own operating capital requirements by mid- to late 2005. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales. The initial investment amount of $3.7

MASTEC, INC

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

million will be paid over four quarters commencing in the third quarter of 2004 with contingent payments to commence after the initial investment is funded. The Company has accounted for this investment using the equity method. As of September 30, 2004, the Company had an investment balance of approximately $1 million in relation to this investment which is included in other assets in the accompanying condensed unaudited consolidated balance sheet. Operating activities of this venture did not commence until the fourth quarter of 2004.

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

     Revenues by customer industry group are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
		2003		2003
	2004	As Restated	2004	As Restated
Telecommunications	$76,777	$66,147	$189,389	$189,803
Broadband	87,214	79,739	260,718	172,931
Energy	51,662	61,170	130,639	147,381
Government	34,277	29,887	100,484	103,357

	$249,930	$236,943	$681,230	$613,472

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

     Revenue by type of contract is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
				2003
	2004	2003	2004	As Restated
Master service and other service agreements	$170,938	$161,440	$486,762	$402,820
Installation/construction projects agreements	78,992	75,503	194,468	210,652

	$249,930	$236,943	$681,230	$613,472

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

     In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the nine months ended September 30, 2004, we wrote off approximately $12.3 million and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.4 million less a deficit in assets of $14.6 million. The net loss from operations for the Brazil subsidiary was $98,000 and $1.1 million for the three months and nine months ended September 30, 2004, respectively. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months and nine months ended September 30, 2003 for Brazil have been reclassified to loss from discontinued operations. The net loss from operations for the Brazil subsidiary was $656,000 and $1,878,000 for the three months and nine months ended September 30, 2003 respectively. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

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

     We recorded provisions against earnings for doubtful accounts of $1.2 million, and $4.0 million for the three months and nine months ended September 30, 2004, respectively. The provisions in 2004 were due to a monthly provision being recorded based on the Company’s write-off history. In the three months and nine months ended September 30, 2003 no provision was necessary as the reserves were at an adequate level at September 30, 2003.

Inventories

     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the three months and nine months ended September 30, 2004, we recorded approximately $0 and $900,000 in obsolescence provisions, respectively that have been included in “Costs of revenue” in the accompanying condensed unaudited consolidated statements of operations. The provisions were mainly due to inventories that were purchased for specific jobs no longer in process.

Depreciation

     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

     Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $1.5 million and $4.5 million for the three months and nine months ended September 30, 2004, respectively, from the amount of expense which would have been reported using the previous useful lives as a result of the change of estimate.

     During 2003 and 2004, we continued to dispose of excess assets and increase our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense. We do not anticipate continued declines in our overall equipment costs, since we believe we have disposed of the majority of our excess assets as of September 30, 2004.

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

Insurance Reserves

     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, automobile and general liability policies. We have excess umbrella coverages up to $70 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer and also post letters of credit to our surety company. Such letters of credit amounted to $54.9 million at September 30, 2004. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly and our accruals are based upon known facts and historical trends. However, insurance liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. For example, when we were conducting our audit for the year ended December 31, 2003, we determined that we had understated our self-insurance reserves at December 31, 2000, 2001 and 2002. Based in part on this information, we decided that it would be appropriate to restate our financial information beginning with the year ended December 31, 2000. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts can be reported rather than estimated. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period to increase insurance reserves. For example, Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts and historical trends and we believe such accruals to be adequate.

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

Restructuring Charges

     During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program which included:

•	Elimination or reduction in the scope of service offerings that no longer fit into our core business strategy or long-term business plan.

•	Reduction or elimination of services that do not produce adequate revenue or margins to support the level of profitability, return on investment or investments in capital resources. This includes exiting contracts that do not meet the minimum rate of return requirements and aggressively seeking to improve margins and reduce costs.

•	Analysis of businesses that provide adequate profit contributions but still need margin improvements which includes aggressive cost reductions and efficiencies.

•	Review of new business opportunities in similar business lines that can utilize our existing human and physical resources.

     The following is a reconciliation of the restructuring accruals as of September 30, 2004 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(263)

Accrued costs at September 30, 2004	$337

Litigation and Contingencies

     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments, with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Note 9 to our condensed unaudited consolidated financial statements in Part I Item 1 and Part II Item I of this Form 10-Q for description of legal proceedings and commitments and contingencies.

Results of Operations

Restatement of Financial Statements

     In connection with the annual audit of the Company’s 2003 financial statements, the Company identified errors in amounts previously reported in its financial statements for the three months and nine months ended September 30, 2003. The restatements related to overstatements due to irregularities in revenues recorded by the Company’s Canadian operations in the amount of $0 and $1.3 million for the three months and nine months ended September 30, 2003 In addition, the quarterly information was restated for previously recognized revenues related primarily to work performed on undocumented or unapproved change orders and other matters which are being disputed by the Company’s clients in the amount of $5.8 million and $6.1 million for the three months and nine months ended September 30, 2003. In addition, the quarterly information was restated to accrue for costs on a loss job in the amount of $462,000 and properly reflect a bonus to an employee which was earned in the third quarter of 2003 in the amount of approximately $246,000. As a result, cost of revenues was restated by $708,000 in the three months and nine months ended September 30, 2003.

     The total amount of restatement on income from continuing operations before provision for income taxes and minority interest in the three months and nine months ended September 30, 2003 was $6.5 million and $8.1 million, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003		September 30, 2003
	As Previously	As	As Previously	As
	Reported	Restated*	Reported	Restated*
	(in thousands)		(in thousands)
Revenues	$248,373	$242,539	$638,050	$630,678
Income from continuing operations before provision for income taxes and minority interest	$10,587	$4,046	$12,534	$4,454
Net income	$6,250	$2,310	$7,427	$2,561

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
			2003				2003
	2004		As Restated		2004		As Restated
Revenue	$249,930	100.0%	$236,943	100.0%	$681,230	100.0%	$613,472	100.0%
Costs of revenue	219,517	87.8%	208,141	87.8%	620,351	91.0%	525,012	85.6%
Depreciation	4,215	1.7%	6,584	2.8%	13,681	2.0%	22,134	3.6%
Amortization	90	0.0%	198	0.1%	441	0.1%	481	0.1%
General and administrative expenses	17,532	7.0%	14,173	6.0%	55,569	8.2%	46,499	7.6%
Interest expense, net	4,710	1.9%	4,687	1.9%	14,277	2.1%	14,054	2.3%
Other income, net	(781)	(0.3)%	(1,944)	(0.8)%	(1,085)	(0.2)%	(2,194)	(0.4)%

Income from continuing operations before provision for income taxes and minority interest	4,647	1.9%	5,104	2.2%	(22,004)	(3.2)%	7,486	1.2%
Provision for income taxes	—	0.0%	(2,139)	0.9%	—	—	(3,047)	0.5%
Minority interest	(326)	(0.2)%	—	—	(361)	(0.1)%	—	—

Income (loss) from continuing operations	4,321	1.7%	2,965	1.3%	(22,365)	(3.3)%	4,439	0.7%
Discontinued operations	(98)	0.0%	(656)	(0.3)%	(20,217)	(3.0)%	(1,878)	(0.3)%

Net income (loss)	$4,223	1.7%	$2,309	1.0%	$(42,582)	(6.3)%	$2,561	0.4%

Three Months Ended September 30, 2004
Compared to Three Months Ended September 30, 2003

     Revenue. Our revenue was $249.9 million for the three months ended September 30, 2004, compared to $236.9 million for the same period in 2003, representing an increase of $13.0 million or 5.5%. This increase was due primarily to the increased revenue of approximately $24.5 million received from our largest customer. The increase in revenue was offset by a decrease in revenue from other customers who had projects winding down to completion in the third quarter 2004.

     Costs of Revenue. Our costs of revenue as a percentage of revenue remained consistent at $219.5 million or 87.8% of revenue for the three months ended September 30, 2004, compared to $208.1 million or 87.8% of revenue for the same period in 2003.

     Depreciation. Depreciation was $4.2 million or 1.7% of revenue for the three months ended September 30, 2004, compared to $6.6 million or 2.8% of revenue for the same period in 2003, representing a decrease of $2.4 million or 36.0%. We reduced depreciation expense in the three months ended September 30, 2004 by reducing capital expenditures and disposing of excess equipment during 2003 and 2004.

     Amortization. Amortization of intangibles was $90,000 for the three months ended September 30, 2004, compared to $198,000 for the same period in 2003, representing a decrease of $108,000 or 54.5%. The decrease relates to a non-compete agreement to an employee which expired in July 2004. Therefore, amortization stopped in July 2004.

     General and Administrative. General and administrative expenses were $17.5 million or 7.0% of revenue for the three months ended September 30, 2004, compared to $14.2 million or 6.0% of revenue for the same period in 2003 representing an increase of $3.4 million or 24.0%. The increase in general and administrative expenses is partially due to an increase in provision for doubtful accounts of $1.2 million. The provision in the three months ended September 30, 2004 was based on our write-off history. In the three months ended September 30, 2003, this provision was not necessary as the reserves were adequate. In addition, general and administrative expenses increased $1.4 million due to additional professional fees incurred in the third quarter 2004 related to quarterly reviews, audit fees in connection with Sarbanes-Oxley compliance, increased fees to a third party in assisting us with Sarbanes-Oxley compliance and the increase in legal fees related to our defense in various litigation matters. These increases were offset by overall general decreases in overhead expenses as a result of cost cutting initiatives. In addition, there was a decrease in payroll and benefits from overhead and support employees mainly from certain divisions which were consolidated during 2003. As employees are reduced, related overhead expenses also decrease such as insurance, supplies and travel.

     Interest expense, net. Interest expense, net of interest income, was $4.7 million or 1.9% of revenue for the three months ended September 30, 2004, compared to $4.7 million or 1.9% of revenue for the same period in 2003, representing a decrease of $23,000 or 0.5%.

     Other income, net. Other income was $781,000 or 0.3% of revenue for the three months ended September 30, 2004, compared to other income of $1.9 million or 0.8% of revenue in the three months ended September 30, 2003, representing a decrease of $1.2 million or 59.8%. In the three months ended September 30, 2003, we sold more equipment at auction and recognized more gains on these sales than in the three months ended September 30, 2004.

     Provision for income taxes. For the three months ended September 30, 2004, we did not record any income tax expense or benefit as compared to an income tax expense of $2.1 million for the three months ended September 30,

2003. During the three months ended September 30, 2004, we placed a full valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns. We believe that sustained financial performance is necessary before the recognition of any further deferred tax assets, however, we have tax strategies available to support the recorded deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance.

     Minority interest. Minority interest was $326,000 or 0.2% of revenue for the three months ended September 30, 2004, compared to $0 or 0.0% of revenue for the same period in 2003 representing an increase of $326,000. We entered into a joint venture with a third party in the first quarter of 2004 of which we own 51%. This subsidiary had net income in the three months ended September 30, 2004 which resulted in minority interest. The subsidiary did not exist in 2003.

     Discontinued operations. In the three months ended March 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended September 30, 2003 for Brazil have been reclassified to loss from discontinued operations. The net loss from operations for the Brazil subsidiary was $98,000 and $656,000 for the three months ended September 30, 2004 and 2003, respectively. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

Nine Months Ended September 30, 2004
Compared to Nine Months Ended September 30, 2003

     Revenue. Our revenue was $681.2 million for the nine months ended September 30, 2004, compared to $613.5 million for the same period in 2003, representing an increase of $67.8 million or 11.0%. This increase was due primarily to the increased revenue of approximately $92.6 million received from two of our largest customers. We continued to see an increase from these customers in 2004. The increase in revenue was offset by a decrease in projects performed in the Southern states of $13.6 million during the nine months ended September 30, 2004 and a decrease in volume in other customers compared to the same period in 2003.

     Costs of Revenue. Our costs of revenue were $620.4 million or 91.0% of revenue for the nine months ended September 30, 2004, compared to $525.0 million or 85.6% of revenue for the same period in 2003 reflecting that we increased costs more rapidly as revenues increased. In the nine months ended September 30, 2004, the Company recorded losses on percentage of completion contracts in the amount of $3.9 million compared to approximately $500,000 in the nine months ended September 30, 2003. In addition, we use subcontractors on our two largest customers. Therefore, as we increase revenue on these customers subcontractor expense as a percentage of total revenue will increase. In addition, we recorded obsolescence provisions for inventory of $900,000 mainly due to inventories that were purchased for specific jobs no longer in process. In the nine months ended September 30, 2003, a provision was not necessary. In addition, cost of sales increased due to insurance. Insurance expense increased in the nine months ended September 30, 2004 due to the number of increased claims. As a result of the increased claims and loss history since the beginning of 2004, we adjusted our actuarial assumptions and increased our reserves and expenses by $11.2 million in the nine months ended September 30, 2004. The increase in subcontractors, insurance and accrued losses were slightly offset by the decrease in repairs and maintenance as a percentage of revenue. We have begun an initiative to keep equipment at jobsites fairly new resulting in a decrease in repair costs.

     Depreciation. Depreciation was $13.7 million or 2.0% of revenue for the nine months ended September 30, 2004, compared to $22.1 million or 3.6% of revenue for the same period in 2003, representing a decrease of $8.5 million or 38.2%. We reduced depreciation expense in the nine months ended September 30, 2004 by continuing to reduce capital expenditures and disposing of excess equipment in 2003 and 2004.

     Amortization. Amortization of intangibles remained consistent at $441,000 or 0.1% or revenue for the nine months ended September 30, 2004 compared to $481,000 or 0.1% of revenue for the same period in 2003, representing a decrease of $40,000 or 8.3%.

     General and administrative. General and administrative expenses were $55.6 million or 8.2% of revenue for the nine months ended September 30, 2004, compared to $46.5 million or 7.6% of revenue for the same period in 2003, representing an increase of $9.1 million or 19.6%. The increase in general and administrative expenses was due to the increase in provisions for doubtful accounts of $4.0 million. The provision in the nine months ended September 30, 2004 was based on our write-off history. In the nine months ended September 30, 2003, this provision was not necessary due to the reserves being at an adequate level. In addition, general and administrative expenses increased $8.2 million due to additional professional fees incurred in the nine months ended September 30, 2004 related to the audit, and quarterly reviews, increased audit fees in connection with our Sarbanes-Oxley compliance, increased fees to third party in assisting us with Sarbanes-Oxley compliance and the increase in legal fees related to our defense in various litigation matters. The increase in general and administrative expenses was offset by overall general decreases in overhead expenses as a result of cost cutting initiatives. In addition, there was a decrease in payroll and benefits from overhead and support employees mainly from certain divisions which were consolidated during 2003. As employees are reduced, overhead expenses also decrease such as insurance, supplies and travel.

     Interest expense, net. Interest expense, net of interest income, remained consistent at $14.3 million or 2.1% of revenue for the nine months ended September 30, 2004, compared to $14.1 million or 2.3% of revenue for the same period in 2003.

     Other income, net. Other income was $1.1 million or 0.2% of revenue for the nine months ended September 30, 2004, compared to $2.2 million or 0.4% of revenue for the same period in 2003 representing a decrease of $1.1 million or 50.5%. In the nine months ended September 30, 2003, we sold more equipment at auction and recognized more gains on these sales than in the nine months ended September 30, 2004.

     Provision of income taxes. For the nine months ended September 30, 2004, we did not record any income tax expense or benefit as compared to an income tax expense of $3.0 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we placed a full valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or realization of the benefits of net operating loss carryforwards in future tax returns. We believe that sustained financial performance is necessary before the recognition of any further deferred tax assets, however we have tax strategies available to support the recorded deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not that all or a portion of deferred tax assets will not be realized, we establish a valuation allowance.

     Minority interest. Minority interest was $361,000 or 0.1% of revenue for the nine months ended September 30, 2004, compared to $0 for the same period in 2003. We entered into a joint venture with a third party in the first quarter of 2004 in which we own 51%. This subsidiary had net income in the nine months ended September 30, 2004 which resulted in minority interest. The subsidiary did not exist in 2003.

     Discontinued operations. In the nine months ended September 30, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the nine months ended September 30, 2003 for Brazil have been reclassified to loss from discontinued operations. During the nine months ended September 30, 2004, we wrote off approximately $12.3 million and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.1 million less a deficit in assets of $13.7 million. The net loss from operations for the Brazil subsidiary was $1.1 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively. In November 2004, we petitioned, and the subsidiary was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

Financial Condition, Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from operations, borrowings under revolving lines of credit, other borrowings and proceeds from sales of assets and investments. We expect to continue selling vehicles and equipment during 2004 as we see the need to upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and in good condition. In addition, interest payments are due each February and August under our subordinated debt agreement. The amount of each payment is approximately $7.7 million. We anticipate that funds generated from operations, together with borrowings under our credit facility, other borrowings and proceeds from sales of assets and investments, will be sufficient to meet our working capital requirements, anticipated capital expenditures, letters of credit and debt service obligations for at least the next twelve months.

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

     As of September 30, 2004, we had $135.5 million in working capital compared to $113.4 million as of December 31, 2003. The increase in working capital was due to increases in inventories and accounts receivable and reductions in other current liabilities offset by a reduction in cash and an increase in accounts payable and accrued expenses. The increase in inventories was due to both the growth in our business and increased purchases for projects with one of our major customers. The increase in accounts receivable and accounts payable and accrued expenses was also due to the growth in our business. The decrease in current liabilities included a reduction in employment claims in Brazil due to the bankruptcy of our Brazilian subsidiary. Cash and cash equivalents decreased from $19.4 million at December 31, 2003 to $3.7 million at September 30, 2004.

     Net cash used in operating activities from continuing operations was $17.4 million for the nine months ended September 30, 2004 compared to $3.2 million in the nine months ended September 30, 2003. The net cash used in operating activities in 2004 was primarily related to the loss from continuing operations in the nine months ended September 30, 2004 and timing of cash collections from customers and payments to vendors. In addition, in 2004 we now purchase inventory for one of our significant customers. The net cash used in operating activities in 2003 was primarily related to the timing of cash collections from customers and payments to vendors offset by receipts of $27.9 million in income tax refunds resulting from losses incurred in 2002 and income from continuing operations.

     Net cash used in investing activities of continuing operations was $2.2 million for the nine months ended September 30, 2004 compared to cash provided by investing activities of $10.6 million for the nine months ended September 30, 2003. The net cash used in investing activities in 2004 was related to capital expenditures in the amount of $8.0 million offset by net proceeds from sales of assets of $6.6 million. In addition, we acquired a 49% interest in a company in the nine months ended September 30, 2004. Our investment through September 30, 2004 amounted to $1.1 million. Net cash provided by investing activities in the nine months ended September 30, 2003 primarily related to $16.1 million in net proceeds from sales of assets and $2.7 million in receipts from subleases offset by capital expenditures in the amount of $6.2 million and we paid approximately $1.9 million in contingent consideration related to acquisitions.

     Net cash provided by financing activities from continuing operations was $4.3 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively, mainly related to proceeds from our revolving credit facility and also from the issuance of common stock, offset by repayments on our borrowings.

     We have a revolving credit facility for our North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of September 30, 2004 and December 31, 2003, net availability under the credit facility totaled $20.0 million and $37.9 million net of outstanding standby letters of credit aggregating $54.9 million and $54.5 million, respectively. Substantially all of the outstanding letters of credit are issued to support our casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005 and most have automatic renewal provisions subject to prior notice of cancellation. We had outstanding draws under the credit facility of $6.8 million and $0 as of September 30, 2004 and December 31, 2003. These borrowings were repaid subsequent to September 30, 2004 and currently there is no outstanding balance on the credit facility. The revolving credit facility matures on January 22, 2007. The credit facility is collateralized by a first priority security interest in substantially all of our North American assets and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the achievement of certain financial thresholds.

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

     We are required to be in compliance with certain financial covenants measured on a monthly basis. As a result of our net loss for the quarter ended March 31, 2004, we were not in compliance with the monthly financial covenants of the credit facility beginning April 30, 2004. The credit facility was amended on December 29, 2004 modifying these covenants and we were in compliance with our credit facility’s financial covenants at September 30, 2004. Under the amended agreement, our North American operations must maintain minimum tangible net worth equal to:

•	$50.5 million beginning April 1, 2004; plus

•	50% of the consolidated net income of our operations from April 1, 2004 through the date of determination.

     Since May 1, 2004, our North American Operations was also required to maintain a minimum fixed charge coverage ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense plus $1.1 million to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long-term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

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

     Based upon our projections for the fourth quarter of 2004, we believe we will be in compliance with the credit facility’s amended financial covenants for 2004. We are dependent upon borrowings and letters of credit under this facility to fund operations. Letters of credit increased $15.7 million from $54.9 million on September 30, 2004 to $70.6 million on December 20, 2004. The credit facility was amended on October 4, 2004 to allow for the issuance of these additional letters of credit, principally for our casualty insurance program and for our surety provider. In addition, in December 2004 we issued a $2.6 million letter of credit to collateralize a bond that was posted as part of an appeal in a legal matter. Should we be unable to comply with the terms and covenants of the credit facility, we would be required to obtain further modifications of the facility or another source of financing to continue to operate. We may not be able to achieve our fourth quarter 2004 projections and thus may not be in compliance with the credit facility’s amended financial covenants in 2004.

     As of September 30, 2004, we have outstanding $195.9 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our 7.75% senior subordinated notes prohibits incurring additional indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if the additional debt had been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit agreement. If we fail to maintain the required ratio under the indenture, our borrowings are limited to the credit facility, the subordinated indenture, renewals of existing debt that is permitted under the indenture plus an additional $25.0 million of indebtedness. The notes also contain default (including cross default) provisions and covenants restricting many of the same transactions as under the credit facility.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires, beginning with our 2004 Annual Report, our management to report on our internal controls over financial reporting and for our independent certified registered public accounting firm to attest this report. We are in the process of pursuing compliance with Section 404. As mentioned in Item 4, our independent certified registered public accounting firm identified an overall material weakness in our internal controls during our audit as of December 31, 2003. As such, we may not be successful in complying with Section 404 prior to the due date of our certification. Failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, decreased stock price, penalties and additional expenditures to meet the Section 404 requirements.

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

     In 2003, we performed work on undocumented or unapproved change orders or other matters which are being disputed by our clients. We did not recognize this work as revenue in 2003 or in the nine months ended September 30, 2004. However, expenses for the work associated with these change orders and other matters were included in costs of revenues in 2003 resulting in a 45% decline in our 2003 margins. This has also affected our liquidity since we still have not been paid for the work performed. We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers for delays we believe were caused by the customer, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Our customers may counterclaim against us for contract damages, liquidated damages and/or indemnification. If the customers can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the customer (including any remaining outstanding accounts receivable from the customer under the contract price) and/or create liabilities for us. Should we be successful in collecting some of these claims we would recognize them as revenue when received. When revenue is recognized the margins will increase during such period of recognition since the costs have already been recorded. However, we may not be successful in collecting any of these claims.

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

     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a client and the surety company paid our client the amount due under the bond, the surety company would seek reimbursement of such payment from us. At September 30, 2004, performance and payment bonds outstanding on our behalf totaled $143.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we only had borrowings of $6.8 million under the credit facility at September 30, 2004 which was subsequently repaid.

Interest Rate Risk

     Less than 5% of our outstanding debt at September 30, 2004 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at September 30, 2004 was $196.0 million and $185.4 million, respectively. Based upon debt balances outstanding at September 30, 2004, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.2 million on an annual basis.

Foreign Currency Risk

     We have an investment in a subsidiary in Canada and sell our services into this foreign market.

     Our foreign currency risk in Mexico is insignificant.

     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at September 30, 2004 of U.S. dollar equivalents was $8.9 million as of September 30, 2004 and $7.4 million at December 31, 2003.

     Our Canada subsidiary sells services and pay for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currency relative to the U.S. dollar over the nine months ended September 30, 2004 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenues by $333,000 and $996,000 for the three months and nine months ended September 30, 2004.

     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of nine months ended September 30, 2004 (i.e., in addition to actual exchange experience) would have reduced our foreign subsidiaries’ translated operating loss from $3.3 million to $3.0 million.

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

•	We made several adjustments to our self-insurance reserves during the 2003 financial statement audit. First, we adjusted our 2003 self-insurance reserve to reflect the current uncertainty of payment from the insolvency of Reliance, our insurance carrier for automobile, workers’ compensation and general liability prior to July 2000. This adjustment, which was accounted for as a change in estimate, was based on our current estimate of the expected recovery from the Reliance estate and individual state guaranty funds, based on developments to date in the Reliance insolvency. The adjustment to the 2003 self-insurance reserve for the Reliance insolvency amounted to $1.3 million. Second, we made an adjustment to our insurance reserves for the years ended December 31, 2000, 2001 and 2002 based on recalculation of our liability for amounts in excess of an aggregate deductible for automobile, workers’ compensation and general liability claims. Previously, our actuarially computed self-insurance reserves for those years were calculated based on the assumption that our aggregate deductible was fixed. In April 2004, Reliance asserted the position that the policies permitted it to adjust the aggregate deductible based on a payroll audit. We have disputed that position. Although Reliance had never audited payroll, we conducted our own payroll audit to determine the potential adjustments to our deductible aggregates, if Reliance’s interpretation of the policies ultimately prevails, which resulted in the $1.3 million adjustment described above. We have initiated internal controls on a quarterly basis to ensure all reserves are properly recorded in any given period.

•	During the 2002 financial statement audit, we prepared a tax strategy to support the carrying value of our total deferred tax asset. This tax strategy did not consider the separate components of state taxes and federal taxes. During the 2003 financial statement audit, the Company considered, for the first time, the issue of whether the tax strategy was sufficient to support a certain portion of the deferred tax asset related to state taxes. Under this revised analysis considering the impact of state taxes as well as federal taxes, MasTec determined that its reserves for 2002 and 2003 were understated. Specifically, we determined that the estimated gain from the sale of certain assets and expected revenues apportioned to each state would be insufficient to offset losses in certain states. MasTec therefore restated its 2002 financial statements to reduce the carrying amount of its deferred tax asset by $4.9 million and MasTec adjusted its 2003 financial statements to record an additional $3.4 million valuation allowance. Our valuation allowance and projections supporting the recoverability of deferred tax assets are now reviewed on a quarterly basis.

•	Adjustments for inadequate controls over our financial statement closing process resulted in a significant number of audit adjustments and a delay in the filing of this Annual Report on Form 10-K, including a lack of appropriate supporting documentation for certain transactions and inadequate review processes at the subsidiary and corporate controller levels.

     We have undertaken a thorough review of the effectiveness of our internal controls and procedures, including financial reporting, as part of our continuing efforts to strengthen the control process and prepare for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. For the closing process for our quarterly reports related to the three months ended March 31, 2004, June 30, 2004 and September 30, 2004, we began to institute improved procedures and measures, and in the future plan to continue to work on strengthening these and other procedures and measures, to increase the effectiveness of our internal controls. We have:

•	improved our process for a more timely analysis of anticipated losses under percentage-of-completion contracts.

•	implemented procedures for improved quarterly inventory analyses and pricing reconciliations for one of our divisions, including the performance of additional physical inventory counts for that division during 2004, and

•	hired additional experienced professional staff in our finance departments at divisions and corporate office.

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

     As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the late filing of this Form 10-Q.

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

     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders totaling $4.3 million for additional work submitted to the County on or after November 29, 2003 totaling $4.3 million. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at September 30, 2004 amounted to $6.3 million representing amounts due us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also had additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which we had not recognized as revenue but to which we believe we are entitled to under the terms of the contract. In addition, we were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of labor and Industry. A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. Five individual property claims were settled for $30,000 in August 2004; three remain pending. We will vigorously defend these actions, but may incur significant expense in connection with that defense.

     In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality has issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and us received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of

Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineers and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of an extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. We employed two erosion control consulting firms to assist. As weather permitted, we moved spoil piles to disposal sites as those sites became available. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost us approximately $1.3 million. These costs were included in the accrued loss on the project at December 31, 2003 and September 30, 2004.

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

     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at September 30, 2004, which is recorded in our condensed unaudited consolidated balance sheet as accrued expenses.

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at September 30, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier agreed to reimburse us for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

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

ITEM 5. Other Information

     Our credit facility required us to be in compliance with certain financial covenants measured on a monthly basis. As a result of our net loss for the quarter ended March 31, 2004, we were not in compliance beginning April 30, 2004. The credit facility was amended on December 29, 2004 (Amendment No. 9) modifying these covenants and we were in compliance with our credit facility’s financial covenants at September 30, 2004.

ITEM 6. Exhibits

Exhibit No.	Description
10.28	Amendment No. 9 to Revolving Credit and Security Agreement dated December 29, 2004.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 30, 2004