Form 10-K/A
period 2003-12-31
MASTEC INC
filed 2005-02-24
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Item 1. Business
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

Explanatory Note

     Mastec, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 10-K”), which was originally filed on July 29, 2004. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the 2003 10-K. This Amendment No. 1 amends: (i) Part I, Item 1, Suppliers and Materials to clarify the Company’s responsibilities under contracts with clients who supply their own raw materials and supplies; (ii) Part II, Item 6, Selected Financial Data to disclose the reasons for the restatement to the Company’s financial statements for the year ended December 31, 2000 and provide a reconciliation from prior reported amounts; (iii) Part II, Item 7, Financial Condition, Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations to discuss the reasons for the decline in net cash provided by operating activities for the year ended December 31, 2003 compared to the prior year; (iv) Part II, Item 7, Financial Condition, Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and Results of Operations to include interest payments in the table of contractual obligations; (v) Note 2 to the Company’s Consolidated Financial Statements to expand its disclosure regarding the restatements noted therein; (vi) Note 16 to the Company’s Consolidated Financial Statements to correct a typographical error in the Company’s quarterly information for the quarter ended December 31, 2003 to reflect a loss of $54.9 million rather than a gain; (vii) Part II, Item 9A, Internal Controls and Procedures to clarify the disclosure contained in Item 9A and (viii) the certifications required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.

     This Amendment No. 1 does not result in a change in the Company’s previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 1 does not reflect events occurring after the filing of the 2003 Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

     The services that we provide electric, gas and pipeline companies include:

•	drafting, permitting, material procurement, and engineering/design services;

•	building electrical substations and switchyards;

•	installing natural gas pipelines and manholes;

•	installing overhead and underground transmission and distribution systems;

•	maintaining and installing electrical and other utilities’ transmission and distribution networks; and

•	restoring asphalt and concrete surfaces.

     A representative sample of our energy clients include:

•	Dominion Resources, Inc.;

•	Florida Power and Light Company;

•	Gulf Power Company;

•	Oncor Electric Delivery Company (formerly known as TXU Electric Company & TXU Gas Company);

•	Progress Energy, Inc.;

•	Southern Co./Georgia Power Co.; and

•	TECO Energy Inc.

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

Safety and Insurance/Risk Management

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

Suppliers and Materials

     For the majority of our contracts, our clients supply their own raw materials and supplies. We are responsible for installation under those contracts, but not for customer materials, material costs or material warranties. For a minority of our contracts, we obtain materials and supplies for our own account from independent third-party providers and do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. We have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting beginning with our 2004 Annual Report and also requires our independent public accountants to attest to this report. We presently are testing and have performed remediation of material weaknesses. Due to time constraints this process may not be completed before the filing of our 2004 annual report. The failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the requirements.

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

     The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All financial information set forth below reflects the restatement of our financial statements for 2001 and 2002, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements” and Note 2 to our Consolidated Financial Statements. The financial information for 2000 also reflects the restatement of our financial statements due to understatements in computing self-insurance reserves at December 31, 2000, which required us to increase insurance expense by $1.6 million, net of tax. See below for a reconciliation of the restated 2000 financial information to the previously reported amounts.

	Year Ended December 31,
			2000		2001		2002
			As		As		As
	1999		Restated		Restated		Restated		2003
	(In thousands, except per share amounts)
Statement of Operations Data
Revenues	$1,059,022		$1,330,296		$1,222,580		$838,055		$870,247
Costs of revenues, excluding Depreciation	$803,799		$1,020,325		$990,170		$749,422		$793,161
Net income (loss) before cumulative effect of change in accounting principle	$44,726	(1)	$63,531	(2)	$(93,727	)(3)	$(110,885	)(4)	$(52,299	)(5)
Net income (loss)	$44,726		$63,531		$(93,727)		$(136,556)		$(52,299)
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.07		$1.37		$(1.96)		$(2.31)		$(1.09)
Basic earnings (loss) per share	$1.07		$1.37		$(1.96)		$(2.85)		$(1.09)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.05		$1.32		$(1.96)		$(2.31)		$(1.09)
Diluted earnings (loss) per Share	$1.05		$1.32		$(1.96)		$(2.85)		$(1.09)

	December 31,
		2000	2001	2002
		As	As	As
	1999	Restated	Restated	Restated	2003
	(In thousands)
Balance Sheet Data
Working capital	$169,619	$241,952	$246,589	$139,154	$113,360
Property and equipment, net	$153,527	$159,673	$151,774	$118,475	$85,832
Total assets	$728,409	$956,345	$853,294	$622,681	$610,940
Total debt	$279,658	$209,483	$269,749	$198,642	$201,665
Total shareholders’ equity.	$256,833	$498,713	$403,815	$263,010	$215,818

(1)	Includes a write-down of $10.2 million related to non-core international assets.

(2)	Includes a net write-down and other charges of $26.3 million related primarily to non-core assets.

(3)	Includes charges of $16.5 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, as well as provisions for bad debt totaling $182.2 million related to clients who filed for bankruptcy protection and severance charges of $11.5 million.

(4)	Includes charges of $12.8 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, restructuring charges of $8.3 million, impairment of goodwill of $79.7 million, and provisions for bad debt totaling $15.4 million.

(5)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2003 and 2002 — Costs of revenues, Operating margins and General and administrative expenses for discussion of factors impacting our net loss for 2003.

     The following table shows the net impact of the restatement for the year ended December 31, 2000, on our net income before provision for income taxes, equity in unconsolidated companies and minority interest and net income.

	2000	2000
	As Reported	As Restated
Income before provision for income taxes, equity in earnings of unconsolidated companies and minority interest	$111,376	$108,639

Net income	$65,147	$63,532

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

     Income taxes. For 2003 and 2002 our effective tax rates were approximately 15.0% and 36.0%, respectively. Our balance sheet as of December 31, 2003, includes a net deferred tax asset of $55.3 million of which $41.9 million relates to federal taxes and the remainder to various state and foreign taxes, net of valuation allowance. The realization of this net deferred tax asset is dependent upon our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize the portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income based upon a prudent and feasible tax planning strategy available to us involving the sale of one of our divisions. However, this tax planning strategy does not appear viable for the purpose of realizing all of the various state income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $3.4 million in 2003 to reduce certain of our net deferred state tax assets at December 31, 2003, to their estimated net realizable value of $55.3 million. We also recorded a valuation provision for state deferred taxes in 2002. However this 2002 provision was less material to our overall deferred benefit in 2002. The primary reason for the difference in our effective tax rate from 2002 to 2003 was the effect of non-US operations, specifically losses from our operations in Mexico and Brazil for which we recorded no future tax benefit. Should we continue to incur operating losses in 2004, we do not anticipate recording any additional deferred tax benefits on such losses.

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

     Goodwill impairment. In 2002, we performed a review of goodwill for impairment which resulted in a charge of approximately $79.7 million. The primary factors contributing to the impairment charge were the overall deterioration of the business climate in 2002 and the continued depression of the market values of our common stock and the equity securities of other companies that serve our industry. There was no charge in impairment of goodwill in the year ended December 31, 2001.

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

     Net cash provided by operating activities was $2.2 million for the year ended December 31, 2003 compared to $57.0 million for the year ended December 31, 2002. Net cash provided by operating activities decreased in 2003 compared to 2002 primarily due to a decrease in tax refunds of $25.3 million and an increase in accounts receivable, unbilled revenue and retainage of $71.9 million. In addition, cash flows from operations for the year ended December 31, 2002 were affected by certain non-cash charges, including a write down of assets of $20.4 million, cumulative change in accounting principle of $25.7 million and goodwill impairment charge of $79.7 million.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires, beginning with our 2004 Annual Report, our management to report on our internal controls over financial reporting and for our independent certified registered public accounting firm to attest this report. We are in the process of pursuing compliance with Section 404. As mentioned in Item 9A, our independent certified registered public accounting firm identified an overall material weakness in our internal controls. As such, we may not be successful in complying with Section 404 prior to the due date of our 2004 Annual Report. Failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the Section 404 requirements

     Our credit standing and senior subordinated notes are rated by various agencies. In May 2004, Standard & Poor’s downgraded our corporate credit rating for the second time in 2004 from BB— to B, our senior secured bank loan rating from BB to B+ and our subordinated debt rating from B to CCC+. In its press release, Standard & Poor’s stated that the downgrade followed our announcement of a net loss for the 2004 first quarter that is significantly greater than our first quarter 2003 loss as well as a delay in our Form 10-Q filing for the first quarter of 2004. Standard & Poor’s also stated that their credit ratings for us could be lowered further. These downgrades in our credit rating have not had an impact on our liquidity or ability to obtain necessary financing.

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

     The following table sets forth our contractual commitments as of December 31, 2003 (in thousands) and our anticipated payment obligations (in thousands) during the periods indicated below:

		Payments Due By Period

					More than
		Less than			5 Years and
Contractual Obligations(1)	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Senior subordinated notes	$195,887	$—	$—	$195,887	$—
Notes payable for equipment	1,418	347	1,046	25	—
Other lines of credit	4,360	4,360	—	—	—
Capital leases	2,126	377	1,389	360	—
Operating leases	43,007	4,556	30,598	3,921	3,932
Executive life insurance	18,630	—	4,403	2,269	11,958

Total	$265,428	$9,640	$37,436	$202,462	$15,890

(1)	Amounts do not include interest payments. We estimate that we will pay an additional $15,606, $15,375, and $15,219 in 2004, 2005, and each of the years between 2006 through 2008, respectively in interest payments for our senior subordinated notes and revolving credit facilities.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Certified Registered Public Accounting Firm
Report of Independent Certified Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001, 2002 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
    Shareholders of MasTec, Inc.

We have audited the accompanying consolidated balance sheets of MasTec, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003 (as restated — See Note 2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002
	As
	Restated	2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,730	$19,415
Accounts receivable, unbilled revenue and retainage, net	185,235	208,211
Inventories	23,736	27,528
Income tax refund receivable	24,598	4,667
Prepaid expenses and other current assets	32,873	24,069

Total current assets	275,172	283,890
Property and equipment, net	118,475	85,832
Goodwill	150,984	150,984
Deferred taxes, net	39,206	55,083
Other assets	38,844	35,151

Total assets	$622,681	$610,940

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$1,207	$4,709
Accounts payable	67,399	93,324
Other current liabilities	67,412	72,497

Total current liabilities	136,018	170,530
Other liabilities	26,218	27,636
Long-term debt	197,435	196,956
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 48,006,000 in 2002 and 48,222,000 in 2003	4,801	4,822
Capital surplus	348,319	349,823
Accumulated deficit	(65,548)	(117,847)
Foreign currency translation adjustments	(24,562)	(20,980)

Accumulated other comprehensive loss	(90,110)	(138,827)

Total shareholders’ equity	263,010	215,818

Total liabilities and shareholders’ equity	$622,681	$610,940

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Retained	Foreign Currency		Accumulated Other
	Common Stock		Capital	Earnings	Translation		Comprehensive
	Shares	Amount	Surplus	(deficit)	Adjustment	Total	Income (Loss)
	(In thousands)
Balance December 31, 2000 as previously reported	47,702	$4,770	$346,099	$166,350	$(16,891)	$500,328	$149,459
Effect of restatement	—	—	—	(1,615)	—	(1,615)	(1,615)

Balance December 31, 2000, as restated	47,702	$4,770	$346,099	$164,735	$(16,891)	$498,713	$147,844
Net loss, as restated	—	—	—	(93,727)	—	(93,727)	(93,727)
Foreign currency translation adjustment	—	—	—	—	(3,115)	(3,115)	(3,115)

Comprehensive loss for period							(96,842)
Stock issued, primarily for acquisitions and stock options exercised	203	21	1,923	—	—	1,944

Balance December 31, 2001, as restated	47,905	$4,791	$348,022	$71,008	$(20,006)	$403,815	51,002
Net loss, as restated	—	—	—	(136,556)	—	(136,556)	(136,556)
Foreign currency translation adjustment	—	—	—	—	(4,556)	(4,556)	(4,556)

Comprehensive loss for period							(141,112)
Stock issued, primarily for stock options primarily for stock options exercised	101	10	297	—	—	307

Balance December 31, 2002, as restated	48,006	$4,801	$348,319	$(65,548)	$(24,562)	$263,010	$(90,110)
Net loss	—	—		(52,299)		(52,299)	(52,299)
Foreign currency translation adjustment					3,582	3,582	3,582

Comprehensive loss for period							(48,717)
Stock issued, primarily for stock options exercised	216	21	1,061	—	—	1,082
Tax benefit resulting from stock option plan	—	—	443	—	—	443

Balance December 31, 2003	48,222	$4,822	$349,823	$(117,847)	$(20,980)	$215,818	$(138,827)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002
	As	As
	Restated	Restated	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(93,727)	$(136,556)	$(52,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,517	35,946	29,417
Gain on disposal of assets and investments	(863)	(5,520)	(5,520)
Provision for doubtful accounts	182,200	15,418	8,794
Write-down of assets	16,500	20,375	881
Cumulative change in accounting principle, net	—	25,671	—
Goodwill impairment	—	79,710	—
Deferred income tax benefit	(99)	(54,725)	(8,655)
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	(17,121)	41,709	(30,154)
Inventories	(5,807)	(3,031)	(3,994)
Income tax refunds	(44,904)	53,414	28,121
Other assets, current and non-current portion	(525)	(19,725)	561
Accounts payable	(3,701)	(7,861)	25,423
Other liabilities, current and non-current portion	(39,658)	12,147	9,650

Net cash provided by operating activities	54,812	56,972	2,225

Cash flows from investing activities:
Capital expenditures	(43,915)	(18,965)	(10,863)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(30,313)	(17,269)	(1,861)
Investments in consolidated companies and distribution to joint venture partner	(11,450)	—	(275)
Investment in life insurance policies	—	(1,840)	(1,803)
Net proceeds from sale of assets and investments	2,336	14,280	21,200

Net cash (used in) provided by investing activities	(83,342)	(23,794)	6,398

Cash flows provided by (used in) financing activities:
Proceeds (repayments) from revolving credit facilities, net	55,911	(70,693)	3,533
Proceeds (repayments) from other borrowings, net	2,734	(414)	(510)
Payments of capital lease obligations	—	—	(3,068)
Proceeds from issuance of common stock	1,146	307	1,082

Net cash provided by (used in) financing activities	59,791	(70,800)	1,037

Net (decrease) increase in cash and cash equivalents	31,261	(37,622)	9,660
Net effect of translation on cash	(1,240)	(2,126)	1,025
Cash and cash equivalents—beginning of period	18,457	48,478	8,730

Cash and cash equivalents—end of period	$48,478	$8,730	$19,415

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,115	$19,576	$15,504

Income taxes	$10,016	$1,555	$155

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

     The Company has reflected below the 2001, 2002 and 2003 net loss and the pro forma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2002 and 2003, respectively: a five, five and seven year expected life; volatility factors of 79%, 74%, and 76%; risk-free interest rates of 3.50%, 3.0% and 3.0%; and no dividend payments. The required pro forma disclosures are as follows: (in thousands, except per share data)

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

Annual Financial Statement Restatements

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

     The following table sets forth the impact of its restatements on certain amounts previously reported in the Consolidated Balance Sheet at December 31, 2002 and Consolidated Statements of Operations for the years ended December 31, 2001 and 2002:

	2002 As	2002 As
	Reported	Restated
	(In thousands)
Balance Sheet
Deferred tax asset, net	40,271	39,206
Total assets	623,792	622,681
Accounts payable	63,492	67,399
Other current liabilities	65,696	67,412
Total current liabilities	130,395	136,018
Other liabilities	22,214	26,218
Retained earnings (deficit)	(54,810)	(65,548)
Total shareholders’ equity	273,748	263,010
Total liabilities and shareholders’ equity	623,792	622,681

	2001 As	2001 As	2002 As	2002 As
	Reported	Restated	Reported	Restated
	(In thousands)
Statement of Operations
Revenues	1,222,580	1,222,580	838,055	838,055
Costs of revenues, excluding Depreciation	988,198	990,170	745,178	749,422
General and administrative expenses.	300,850	301,069	118,278	118,750
Loss before cumulative effect of change in accounting principle and benefit for income taxes	(147,212)	(149,403)	(168,608)	(173,324)
Benefit for income taxes	54,858	55,676	65,473	62,439
Net loss before cumulative effect of change in accounting principle	(92,354)	(93,727)	(103,135)	(110,885)
Net loss	(92,354)	(93,727)	(128,806)	(136,556)
Basic and diluted loss per share	(1.93)	(1.96)	(2.69)	(2.85)

     Deferred tax asset

     During the 2002 financial statement audit, MasTec prepared a tax strategy to support the carrying value of its deferred tax asset. This tax strategy did not consider the separate components of state taxes and federal taxes. During the 2003 financial statement audit, the Company considered, for the first time, the issue of whether the tax strategy was sufficient to support a certain portion of the deferred tax asset related to state taxes. Under this revised analysis considering the impact of state taxes as well as federal taxes, MasTec determined that its reserves for 2002 and 2003 were understated. Specifically, the Company determined that the estimated gain from the sale of certain assets and expected revenues apportioned to each state would be insufficient to offset losses in certain states. MasTec therefore restated its 2002 financial statements to record a valuation allowance against the deferred tax asset in the amount of $4.9 million.

     Self-insurance reserves

     MasTec recalculated its self-insurance reserve requirements for the years ended December 31, 2000, 2001 and 2002 based on a revision in the calculation of aggregate deductible limits provided for under its insurance policies for automobile, workers’ compensation and general liability claims. Previously, MasTec’s actuarially computed self-insurance reserves for those years were calculated based on the understanding that the aggregate deductible amounts were effectively fixed under the policies and would not be adjusted. In April 2004, Reliance Insurance Corp. (“Reliance”), which was MasTec’s insurer through July 2000 and which was in liquidation, asserted the position that the policies permitted it to adjust the aggregate deductible amounts upward based on a payroll audit. Although Reliance had never audited payroll, MasTec reviewed its own payroll information to determine what adjustments would be required pursuant to the position asserted by Reliance. Although management continues to dispute the position asserted by Reliance, the self-insurance reserves were ultimately adjusted in the amount of $2.7 million in 2000, $2.2 million in 2001, and $809,000 in 2002, due to a lack of available contemporaneous documentation supporting its original understanding of the policy requirements.

     MasTec also restated its December 31, 2002 self-insurance reserve to account for payments made by its third-party administrator in 2002, but not paid by MasTec until 2003. MasTec had not adjusted its 2002 self-insurance reserve for these payments on the mistaken understanding that the payments had already been accounted for in the actuarially computed self-insurance reserve. As a result, MasTec increased its 2002 self-insurance reserve by $4.7 million to accrue payments made by its third party administrator in 2002, but not paid until 2003.

2003 Quarter Financial Statement Restatements

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

     During the fourth quarter of 2002, the Company performed an annual review of goodwill for impairment. The review resulted in a goodwill impairment charge of approximately $79.7 million ($51.9 million, net of tax) and is based, in part, on an overall decline in the market value of our stock and market values of other companies that serve our industry. Impairment adjustments recognized after adoption are required to be recognized as operating expenses and have been presented under “Goodwill impairment” in the accompanying consolidated statements of operations. The primary factors contributing to the impairment charge were the overall deterioration of the business climate during 2002, the continued depression in the Company’s stock price, and the expected termination of various operations as a result of our restructuring plan (see Note 8).

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

     The following table sets forth the Company’s results for the years ended December 31, 2001 and 2002, which are presented on a basis comparable to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands):

	Year Ended December 31,
	2001 As Restated	2002 As Restated	2003

Loss before cumulative effect of accounting change, as reported	$(93,727)	$(110,885)	$(52,299)
Adjustments:
Goodwill amortization, net of tax	6,234	—	—

Net loss before cumulative effect of accounting change, as adjusted	$(87,493)	$(110,885)	$(52,299)

Net loss, as reported	$(93,727)	$(136,556)	$(52,299)
Adjustments:
Goodwill amortization, net of tax	6,234	—	—

Net loss, as adjusted	$(87,493)	$(136,556)	$(52,299)

Basic and diluted loss per share, as reported	$(1.96)	$(2.85)	$(1.09)
Adjustments:
Goodwill amortization, net of tax	0.13	—	—

Basic and diluted loss per share, as adjusted	$(1.83)	$(2.85)	$(1.09)

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

Note 6 — Property and Equipment

     Property and equipment including property and equipment under capital leases, is comprised of the following as of December 31, 2002 and 2003 (in thousands):

			Estimated
	2002		Useful
	As		Lives
	Restated	2003	(In Years)
Land	$6,451	$5,235
Buildings and leasehold improvements	12,321	9,642	5 - 40
Machinery and equipment	253,135	212,613	2 - 15
Office furniture and equipment	39,726	38,415	3 - 5

	311,633	265,905
Less accumulated depreciation	(193,158)	(180,073)

	$118,475	$85,832

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

Note 10 — Retirement and Stock Option Plans

     We have a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. Our matching contributions in the form of Company Common Stock charged to earnings were approximately $1,997,000 and $806,000 for the years ended December 31, 2001 and 2002, respectively. We did not match employee contributions in 2003 but may, at the Board of Director’s discretion, do so in the future.

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

     The following is a summary of all stock option transactions:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding December 31, 2000	5,831,362	$19.07
Granted	1,341,794	10.88
Exercised	(7,693)	11.26
Canceled	(440,076)	23.15

Outstanding December 31, 2001	6,725,387	$17.18
Granted	933,500	5.41
Exercised	—	—
Canceled	(622,275)	22.50

Outstanding December 31, 2002	7,036,612	$15.32
Granted	2,812,000	7.28
Exercised	(171,176)	4.67
Canceled	(393,556)	19.23

Outstanding December 31, 2003	9,283,880	$12.91

     The following tables summarize information about stock options outstanding:

	As of December 31, 2003
	Stock Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of Stock	Remaining	Weighted Average	Number of Stock	Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price
$2.0050	339,500	6.27	$2.0050	19,500	$2.0050
$2.2150 - $4.8600	724,909	4.82	3.7955	388,243	4.2907
$5.1750 - $7.7400	2,651,298	8.00	7.2926	556,633	5.8967
$8.0400 - $15.5833	2,930,722	4.54	12.8069	2,374,892	12.8186
$15.8959 - $21.2500	1,748,066	5.52	19.2997	1,728,644	19.3284
$25.5833 - $36.8750	875,135	3.12	28.8087	817,399	28.8830
$43.8334 - $45.0833	14,250	3.25	44.6096	14,250	44.6096

$2.0050 - $45.0833	9,283,880	5.66	$12.9132	5,899,561	$15.7786

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

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, has initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas

($98.6 million at December 31, 2003). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against the Company or any of the named individuals. The Company’s directors’ and officers’ insurance carrier agreed to reimburse the Company for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

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

Note 14 — Concentrations of Risk

     The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the telecommunications and broadband industries, collectibility of receivables, competition within our industry, the nature of our contracts (which do not obligate our clients to undertake any infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities.

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

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. Prior to 2001, the allowance for doubtful accounts had averaged approximately $3.0 to $6.0 million annually, as the Company had not incurred significant bad debts or experienced significant client bankruptcies. However, during 2001, 2002 and 2003, bad debt provisions of, $182.2 million, $15.4 million and $8.8 million, respectively, were recorded primarily due to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of December 31, 2003, remaining receivables from clients undergoing bankruptcy reorganization totaling $21.2 million net of $9.4 million in specific reserves. As of December 31, 2002, remaining receivables from clients undergoing bankruptcy reorganization totaling $10.6 million net of $7.0 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $25.8 million and $28.8 million as of December 31, 2002 and 2003, respectively for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

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

	2002 Quarter Ended				2003 Quarter Ended
				Dec 31	Mar 31	Jun 30	Sep 30
				As	As	As	As
	Mar 31	Jun 30	Sep 30	Restated	Restated	Restated	Restated	Dec 31
	(In thousands, except per share data)				(In thousands, except per share data)
Revenue	$203,782	$213,041	$231,758	$189,474	$180,297	$207,842	$242,539	$239,569
Net income (loss) before cumulative effect of accounting charge	$1,235	$1,798	$2,363	$(116,281)	$(1,752)	$2,020	$2,310	$(54,877)
Net income (loss)	$(24,436)	$1,798	$2,363	$(116,281)	$(1,752)	$2,020	$2,310	$(54,877)
Basic earnings (loss) per share before cumulative effect of accounting charge	$0.03	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$(1.14)
Diluted earnings (loss) per share before cumulative effect of accounting charge	$0.03	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$(1.14)
Basic earnings (loss) per share	$(0.51)	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$(1.14)
Diluted earnings (loss) per share	$(0.51)	$0.04	$0.05	$(2.43)	$(0.04)	$0.04	$0.05	$(1.14)

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

•	In March 2004, our management discovered certain intentional overstatements of revenues, inventories and work in progress related to our Canadian subsidiary. Our Audit Committee retained independent counsel to conduct a thorough investigation; counsel, in turn, retained an independent forensic accounting firm to assist its investigation. Based on that investigation, our Audit Committee concluded that these intentional overstatements of revenues, inventories and work in progress were limited to the unauthorized actions of certain employees at our Canadian operations. We immediately terminated the employment of these individuals. Based on the investigation of independent counsel, our Audit Committee found no evidence that any employee outside of its Canadian operations was aware of this misinformation before this matter came to light in the second week of March 2004. We have also instituted other personnel and reporting changes at our Canadian operations, including reorganizing the accounting reporting line responsible for these operations and increasing our analysis of inventory balances and transactions related to these operations. Adjustments with respect to our Canadian subsidiary aggregated $3.9 million. The $3.9 million adjustment consisted of a $1.5 million adjustment to work in progress, an $852,173 reduction in inventory, a $1.1 million increase in the allowance for doubtful accounts, a $286,416 accrual for unrecorded liabilities and a $130,914 miscellaneous loss. We believe that we have satisfactorily resolved the issues related to this matter.

•	Audit procedures during the 2003 financial statement audit, revealed that we had recognized revenue in excess of amounts provided for in certain energy substation contracts and for which there was no signed or approved change order. The revenue had been recorded for work actually performed by us at the request of a client or as necessary extra-contractual work. We initially recorded the revenue under SOP 81-1 as an unpriced change order based upon favorable historical collection experience in other lines of business. However, because the contracts for these change orders were in a new line of business, we revised our approach and determined that the revenue should not be recorded until a signed change order or cash was received. We reversed a total of $6.1 million of revenue for work performed on undocumented or unapproved change orders and other matters which are being disputed by our clients. We reversed $272,000 in revenue from the first quarter of 2003 and $5.8 million from the third quarter of 2003. The revenue reversed from the first and third quarters related primarily to three customers: ABB Power, MSE Power Systems and the University of California. All change orders must be now signed and approved before work is begun. We believe we have satisfactorily resolved all issues related to this matter.

•	We made several adjustments to our self-insurance reserves during the 2003 financial statement audit. First, we adjusted our 2003 self-insurance reserve to reflect the current uncertainty of payment from the insolvency of Reliance, our insurance carrier for automobile, workers’ compensation and general liability prior to July 2000. This adjustment, which was accounted for as a change in estimate, was based on our current estimate of the expected recovery from the Reliance estate and individual state guaranty funds, based on developments to date in the Reliance insolvency. The adjustment to the 2003 self-insurance reserve for the Reliance insolvency amounted to $1.3 million. Second, we made an adjustment to our insurance reserves for the years ended December 31, 2000, 2001 and 2002 based on recalculation of our liability for amounts in excess of an aggregate deductible for automobile, workers’ compensation and general liability claims. Previously, our actuarially computed self-insurance reserves for those years were calculated based on the assumption that our aggregate deductible was fixed. In April 2004, Reliance asserted the position that the policies permitted it to adjust the aggregate deductible based on a payroll audit. We have disputed that position. Although Reliance had never audited payroll, we conducted our own payroll audit to determine the potential adjustments to our deductible aggregates, should Reliance’s interpretation of the policies ultimately prevail, which resulted in the $1.3 million adjustment described above. We have initiated internal controls on a quarterly basis to ensure all reserves are properly recorded in any given period.

•	During the 2002 financial statement audit, we prepared a tax strategy to support the carrying value of our total deferred tax asset. This tax strategy did not consider the separate components of state taxes and federal taxes. During the 2003 financial statement audit, we considered, for the first time, the issue of whether the tax strategy was sufficient to support a certain portion of the deferred tax asset related to state taxes. Under this revised analysis considering the impact of state taxes as well as federal taxes,

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

     We have undertaken a thorough review of the effectiveness of our internal controls and procedures, including financial reporting, as part of our continuing efforts to strengthen the control process and prepare for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. No significant changes in internal controls over financial reporting were made during the quarter ended December 31, 2003. However, in April 2004, we began to institute improved procedures and measures, and in the future plan to continue to work on strengthening these and other procedures and measures, to increase the effectiveness of our internal controls. We have:

•	improved our process for a more timely analysis of anticipated losses under percentage-of-completion contracts;

•	implemented procedures for improved quarterly inventory analyses and pricing reconciliations for one of our service groups, including the performance of additional physical inventory counts for that service line during 2004;

•	hired additional professional staff in our finance departments at service lines and corporate office;

•	developed and implemented a monthly and quarterly cross-check procedure which requires each finance officer reporting revenue to verify that revenue reported is subject to a contract or work order signed by the customer and that collection is probable and our corporate finance departments quarterly review of these conclusions; and

•	changed our accounting policies related to insurance estimates to require actuarial estimates on a quarterly rather than an annual basis.

     We have also implemented procedures to identify any potential amounts to be collected from clients associated with unapproved change orders or claims and to exclude from revenues such amounts until such change orders are approved by our clients as to scope and price or until such claims are paid by our clients.

     We presently are testing and have performed remediation of material weaknesses. Due to time constraints this process may not be completed before the filing of our 2004 annual report.

     As required by Rule 13a-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation examined those disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based upon the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements — The consolidated financial statements and the report of our Certified Public Accountants are included in Item 8 above.

     2. Financial Statements Schedules — The financial statement schedule information required by Item 14(a)(2) is included as part of “Note 5 — Accounts Receivable” of the Notes to Consolidated Financial Statements.

     3. Exhibits filed herewith:

Exhibit
No.	Description
23.1	Consent of Independent Certified Public Accountants (Ernst & Young LLP)

23.2	Consent of Independent Certified Public Accountants (PricewaterhouseCoopers LLP)

31	Certifications dated as of February 22, 2005, required by Section 302(b) of the Sarbanes Oxley Act of 2002

32	Certifications dated as of February 22, 2005, required by Section 906 of the Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K:

     On November 12, 2003, we filed a Current Report on Form 8-K dated November 12, 2003, with the Securities and Exchange Commission reporting information under “Item 12. Disclosure of Results of Operations and Financial Condition”, to report our press release dated November 12, 2003 announcing our results of operations for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 22, 2005.

MASTEC, INC.

/s/ AUSTIN J. SHANFELTER

Austin J. Shanfelter
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT C. CAMPBELL

Robert C. Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)