Form 10-K
period 2004-12-31
MASTEC INC
filed 2005-03-31
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☑ No ☐

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

     There were 48,748,206 shares of common stock outstanding as of March 3, 2005.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2005 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein

Cautionary Statement Regarding Forward-Looking Statements

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

     In conducting our audit for the year ended December 31, 2003 and filing our 2003 Annual Report on Form 10-K, we restated our annual financial statements for 2000, 2001, and 2002. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K gives effect to these restatements.

PART I

Item 1. Business

Overview

     MasTec, Inc. (collectively, with its subsidiaries, “MasTec”), is a Florida corporation which serves providers of telecommunications, broadband (including cable, satellite and high-speed Internet), energy services, traffic control and homeland security systems throughout many parts of North America. Although our clients may contract with us for a full range of services, our offerings are more typically separated into the construction, design, and installation or the maintenance and upgrade, of infrastructure. We, or our predecessors, have been active in the specialty infrastructure services industry for over 70 years. In 2004, we provided services to more than 500 clients.

     We are one of a limited number of national companies in a highly fragmented industry characterized by small, local companies. Our approximately 7,750 employees consistently demonstrate a culture of teamwork and emphasis on safety. Our expertise in various services allows us to address the full range of our ’clients’ infrastructure needs, ranging from basic installation and construction to sophisticated engineering, design and integration.

     We believe that our experience, size and reputation for quality and reliability provide us with recurring business from our existing clients and position us to attract new clients.

     We offer the following services:

     Design. We assist clients with planning and designing infrastructure projects. We play an active role in site acquisition and work with our clients to evaluate the markets they plan to enter. We identify potential locations, navigate zoning, permitting and legal channels, negotiate rights of way, and arrange for ownership or leasing. We handle documentation, material procurement and scheduling. Our engineers are trained in a variety of fields and have an understanding of today’s technology. They build computer generated models, map the layout of cable and diagram installations before they are ready to start work. This ensures that civil, environmental, structural and electrical detail is addressed and managed properly and that projects are completed on time and on budget.

     Build. We build underground and overhead telecommunications, cable, power delivery, traffic control and homeland security systems for our clients. We believe our fleets of bucket trucks, backhoes, trenchers and other heavy machinery are among the largest in North America.

     Install. We have experience installing buried and aerial fiber optic cables, coaxial cables, copper lines, electrical distribution systems and transmission systems in a variety of environments for our clients. We also install satellite dishes and set-top broadband boxes in the homes of our clients’ customers. Our employees manage the hardware, software and technologies from our clients’ operations. Our installation focus is both in new projects and areas where there is a need to deploy upgrades and replacements.

     Maintain and Upgrade. We offer 24-hours-a-day, 7-days-a-week, 365-days-a-year maintenance and support to our clients. Our comprehensive service offerings include the regular maintenance of our clients’ distribution facilities and networks as well as emergency services for accidents or storm damage.

     We generally provide services to clients under

•	service agreements for upgrade and/or maintenance services within a defined geographic territory for multi-year terms, and

•	installation/construction contracts for specific projects.

     We recognize revenue as the related work is performed under these contracts.

     Some of our larger clients include BellSouth Telecommunications, Inc., Comcast Cable Communications, Inc., DIRECTV®, Progress Energy, Sprint Corporation and Verizon Communications, Inc. Our aggregate revenue from contracts with these six clients was approximately $230.8 million, $363.5 million and $490.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. The contracts generally provide for extensions by mutual consent. Although these contracts may legally be terminated by our clients for any or no reason on little notice; they can continue in place for many years. As an example, we, and our predecessor, Church & Tower, have had a relationship with BellSouth for more than twenty years. In addition, from time to time, we enter into contracts for specific construction projects that are unlikely to be recurring in nature.

     We serve clients in the following industries:

     Telecommunications. Our technology experience combined with our engineering, design, construction and maintenance capabilities enable us to provide our telecommunications clients with quality networks that carry voice, video, data and Internet services to their end users. Some of the specific services that we provide telecommunications companies include:

•	excavating, placing and splicing fiber optic, coaxial and copper cable;

•	assembling and placing related structures such as poles, anchors, conduits, manholes, cabinets and closures;

•	placing drop lines from the main distribution terminals to the client’s home or business; and

•	maintaining, removing and replacing these facilities.

     A representative sample of our telecommunications clients include:

•	BellSouth Telecommunications, Inc.;

•	Qwest Corporation;

•	SBC Communications, Inc.;

•	Sprint Corporation; and

•	Verizon Communications, Inc.;

     Recent capital expenditures by the Regional Bell Operating Companies (“RBOC’s”) have been limited primarily to local network maintenance. These companies curtailed their capital expenditures in part due to economic conditions and also as a result of what they perceive to be a negative regulatory climate. The Federal Communications Commission, the regulatory oversight body for the RBOCs, has sought to encourage local market competition by forcing the RBOCs to contract the use of their facilities to competitors at pre-established rates which the RBOCs have claimed are below their costs. However, in October 2004, the FCC ruled that RBOCs were not obligated to sell capacity to competitors on newly constructed fiber optics networks. This ruling paves the way for increased spending by our RBOC customers. Such actions may improve RBOC cash flows and funds available for future investment. In response to the competitive threat from cable providers, these entities have begun the process to upgrade their copper wire infrastructure with optical fiber (an initiative referred to in the industry as fiber to the home or “FTTH”).

     Three major RBOC’s (Verizon, BellSouth and SBC) have announced their intentions to enhance their existing High-Speed Data and voice business lines over a more cost effective fiber network. We believe our relationship with these RBOC’s positions us to benefit from the market opportunity driven by increased fiber deployments.

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

     In 2004, revenue from our telecommunications services totaled $251.1 million, or approximately 27.5% of our total revenue for the year.

     Broadband. We assist broadband companies, including cable television and satellite companies, to design, build, install, maintain and upgrade the systems that bring cable television, satellite services, digital services, high-speed Internet access and telephony to homes in the United States and Canada. Our employees are trained in how to handle our clients’ customers in a professional manner as well as how to educate our clients’ customers about additional services to build incremental revenue for our clients.

     Some of the specific services that we provide cable television, satellite and broadband providers include:

•	designing cable television systems;

•	building or rebuilding of cable television plants;

•	wiring of multiple dwelling units to allow for broadband service and increased bandwidth;

•	installing cable television and satellite connections and residential cable set top boxes, modems and satellite dishes; and

•	maintaining networks for providers of cable television and broadband services.

     A representative sample of our broadband clients includes:

•	Adelphia Communications Corporation;

•	Charter Communications, Inc.;

•	Cogeco Cable, Inc.;

•	Comcast Cable Communications, Inc.;

•	Cox Communications, Inc.;

•	DIRECTV®, Inc.;

•	Rogers Cable, Inc.; and

•	Time Warner, Inc.

     In 2004, revenue from our broadband services totaled $342.6 million, or approximately 37.5% of our total revenue for the year. DIRECTV®, Inc. and Comcast Cable Communications, Inc. accounted for 21.4% and 12.3%, respectively, of our total revenue for 2004.

     Energy. We assist electric, gas and pipeline companies design, build, install, maintain, and upgrade overhead and underground electrical distribution systems, transmission systems, substations, wind farms, switchyards, and natural gas pipelines.

     Some of the specific services that we provide electric, gas, and pipeline companies include:

•	drafting, permitting, material procurement, and engineering/design services;

•	building electrical substations and switchyards;

•	installing natural gas pipelines and manholes;

•	installing overhead and underground transmission and distribution systems;

•	maintaining and installing electrical and other utilities’ transmission and distribution networks; and

•	restoring asphalt and concrete surfaces.

     A representative sample of our energy clients include:

•	Dominion Virginia Power;

•	Florida Power and Light Company;

•	Gulf Power Company;

•	Oncor Electric Delivery Company (formerly known as TXU Electric Company & TXU Gas Company);

•	Progress Energy, Inc.;

•	Southern Co./Georgia Power Co.; and

•	TECO Energy Inc.

     In 2004, our energy services revenue was $175.3 million, or approximately 19.2% of our total revenue for the year.

     Traffic Control Systems and Homeland Security. We help departments of transportation and local municipalities design, build, install, maintain, and upgrade traffic control systems, including video surveillance systems and cameras, remote-controlled variable message signs, radar detection devices, traffic signal systems and count stations. During the year ended December 31, 2004, we provided traffic control services to 11 states (plus the District of Colombia) and were qualified to provide these services to 29 states, the District of Colombia and the Federal government. However, as a result of our inability to file our 2003 financial statements on a timely basis, the number of states in which we were qualified to do business was reduced in 2004. See “Risk Factors — if we are unable to obtain our audited financial statements on a timely basis we could experience a decrease in our revenue from some governmental clients.”

     We began designing, building, installing and maintaining systems in support of Federal and state government homeland security projects in 2004. We believe homeland security represents a growing market for our services. Our homeland security service offerings include bridge, port, border and airport security and monitoring.

     Some of the specific services that we provide departments of transportation, local municipalities and state and Federal governmental agencies include:

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

     In 2004, traffic control systems and other government services revenue totaled $144.8 million, or approximately 15.9% of our total revenue for the year.

Discontinued Operations

     In March 2004, we ceased performing contractual services in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned subsidiary has been classified as a discontinued operation and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Form 10-K. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

     During the fourth quarter 2004, we ceased performing new services and committed to sell our Network Services division and to exit this service market. This division has been classified as a discontinued operation and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Form 10-K.

Backlog

     At December 31, 2004, we had a backlog in our domestic operations of approximately $940 million. Our backlog consists of the uncompleted portion of services we are to perform under project-specific contracts and our estimate of work on existing service agreements. Our backlog also includes certain service agreements that contain multiple year terms. We expect to complete most of our project-specific December 31, 2004 backlog during the eighteen months thereafter.

     Many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. Since our backlog is subject to unanticipated adjustments and cancellations, it is, therefore, an uncertain indicator of our future revenue and earnings. We have historically experienced variances in the components of our backlog for various reasons. The revenue projected from our backlog may not be realized or, if realized, may not result in profits.

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

     We have developed a marketing plan emphasizing the MasTec® registered service mark and an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our clients and reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our service groups in coordination with our corporate marketing organization. Most of our management has many years of experience in the industries they serve, both at the service provider level and in some cases with the clients we serve. Our service group managers market directly to existing and potential clients for new contracts and also market our company to be placed on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.

Safety and Insurance/Risk Management

     Our business requires the use of equipment and exposure to conditions that can be hazardous. Although we are committed to a policy of operating safely and prudently, we have been and will continue to be subject to claims by employees, clients and third parties for property damage and personal injuries resulting from the performance of our services.

     We are committed to ensuring that our team members perform their work safely and we strive to instill safe work habits in all of our team members. Our policies require that team members complete internal training and service programs relative to each of their tasks and complete those training programs required by law before they commence work on projects. We evaluate our team members not only on the basis of the efficiency and quality of their work but also on their safety records and the safety records of the team members they supervise. We also hold regular training sessions and seminars with our team members devoted to safe work practices. We have established a company-wide safety committee to share best practices and to monitor and improve compliance with safety regulations.

     The primary claims we face in our operations are workers’ compensation, automobile liability and various general liabilities. We maintain insurance policies with respect to these risks, but these policies are subject to per claim deductibles of $2 million for general liability and $3 million for automobile liability. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer and also post letters of credit to our surety company. Such letters of credit amounted to $63.3 million at December 31, 2004. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period. For example, Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. Because of increases in claims (primarily workers’ compensation claims), a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. The increased collateral requirements may be in the form of additional letters of credit. An increase in collateral requirements could significantly reduce our liquidity. If our actual insurance claims or costs are higher than our estimates, it could reduce our profitability and liquidity.

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

Suppliers and Materials

     For the majority of our contracts, our clients supply their own raw materials and supplies. We are responsible for installation under those contracts, but not for client materials, material costs or material warranties. For a minority of our contracts, we obtain materials and supplies for our own account from independent third-party providers and do not manufacture any significant amount of materials or supplies for resale. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. We have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

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

Competition

     The markets we serve are highly competitive. The specialty infrastructure services arena is highly fragmented and we normally compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. We also face competition from existing or prospective clients which employ their own personnel to perform some of the same types of services we provide. Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. The industry is characterized by many small companies whose activities are geographically concentrated. We are one of a limited number of providers with a nationwide comprehensive service offering.

     We compete on the basis of our technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability. While we believe our clients consider a number of these factors in choosing a service provider, most of our clients’ work is awarded through a bid process. Consequently, price is often the principal factor in determining which service provider is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements.

     The competitive environments in the markets we serve are very similar. However, each market has specific matters impacting the scope of opportunities, as well as the nature and intensity of future competition among infrastructure providers, in that market.

     Telecommunications. Our telecommunications customers include RBOC’s and rural telecommunications service providers. Factors impacting the capital improvements and maintenance expenditures of our telecommunications customers include competitive pressures, regulatory oversight, changing technologies, the need for ongoing maintenance, and initiatives to expand and upgrade their systems.

     Broadband. We design, build and maintain cable television networks and also provide cable television and satellite residential installation services. In addition to required ongoing maintenance and systems upgrades, the capital expenditures of our broadband clients are determined by competitive pressures, franchise commitments and evolving technologies.

     Cable television companies have been upgrading their networks over the past few years with fiber, coaxial cable and higher capacity electronics. By introducing fiber optics to their networks, the cable television companies now have the capability of providing more channels, interactive services, video on demand, voice over Internet protocol or VOIP, and high-speed Internet access. A large number of fiber-coaxial networks are now in place. We believe the cable television industry will continue to consolidate. Consequently, we expect capital expenditures by cable television companies to significantly decrease in the next few years.

     Conversely, DIRECTV® continues to add a large number of new subscribers requiring residential satellite installations.

     Energy. We design, build and maintain distribution systems, both gas and electrical, for energy providers. To a lesser extent, we are involved in substation and transmission system construction. Our energy clients’ capital improvements and maintenance expenditures are driven by demands for increased reliability, safety standards, regulatory requirements and overall economic conditions.

     Over the past four years the electric power market has experienced a significant decline in spending levels. It appears the cycle is turning given the improved financial condition of the industry. After a period of underinvestment, energy providers have shown a renewed strategic focus on core regulated markets. This should drive growth in transmission and distribution spending in 2005 and 2006 as energy providers invest in needed upgrades and /or expansions of their networks.

     Traffic Control Systems and Homeland Security. As Federal, state and local governments constitute our client base in this market, the nature and level of government authorized expenditures determine the scope of opportunities available to us. In particular, this industry will be greatly affected by the amount of funds the Federal government appropriates for highways across the country under proposed reauthorization of the 1998 Transportation Equity Act for the 21st Century (TEA-21). This reauthorization would be a six year extension of the TEA-21 of 1998. Bills related to the TEA-21 have passed both the House of Representatives and the Senate but in different forms. It is anticipated that Congress will extend the TEA-21 bill that passed in 1998 for a period of time pending the drafting of replacement legislation in 2005. The amount of funding ultimately approved by Congress will determine the extent to which individual state departments of transportation can pursue additional traffic control systems projects.

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

Financial Information About Geographic Areas

     During the years ended December 31, 2002, 2003 and 2004 we operated in the United States and Canada. In 2003, we became engaged in a single project in Mexico which we completed shortly after December 31, 2003. In 2002 and 2003, we had operations in Brazil. In 2004, we ceased performing contractual services in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The following table reflects financial information for our U.S. and foreign operations including the reclassification of 2002 and 2003 results of operations for the Brazil operations and our Network Services division to discontinued operations. Over the past three years, we have continued to reduce capital expenditures for long-lived assets and have placed greater reliance on operating leases to meet our equipment needs.

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Revenue:
United States	$740,224	$800,974	$900,842
Foreign	26,243	26,506	12,953

	$766,467	$827,480	$913,795

	At December 31,
	2002	2003	2004
	(In thousands)
Long Lived Assets:
United States	$114,053	$82,541	$68,426
Foreign	4,422	3,291	877

	$118,475	$85,832	$69,303

     Our business, financial condition and results of operation in Canada may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic developments.

Employees

     As of December 31, 2004, we had approximately 7,750 team members. The total number of our team members has increased from December 31, 2003 by approximately 850 mainly due to an increase in the DIRECTV® business. This increase was slightly offset by a decline in the number of employees in Brazil. As a result of ceasing business in Brazil, the last of our team members in Brazil were terminated in the first quarter of 2004.

     Approximately 110 of our team members are represented by labor unions, principally the International Union of Operating Engineers or the International Brotherhood of Electrical Workers. We believe that our employee relations are good.

     Recruiting. Our primary hiring sources for our team members include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain team members by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries, and a comprehensive benefits package. Our MasTec registered brand and integrated service offering also has created a unified corporate culture that we believe helps attract and retain team members. Team members are exposed to numerous technologies being deployed by our clients which serve as a recruitment tool. We attract talent from numerous sources including higher learning institutions, colleges, and industry.

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

Available Information

     A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on the Internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. Copies of our Board of Directors Governance Principles, Code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Corporate Governance Committees are also available on the Internet in the Investor Relations section of our website, www.mastec.com, or may be obtained by contacting Marc Lewis, our Vice President of Investor Relations, by phone at (305) 406-1815 or by email at marc.lewis@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics, which applies to all staff and expressly applies to our senior officers, on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

Risk Factors

     You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

Risks Related to Our Industry and Our Clients’ Industries

An economic downturn in the industries we serve may result in certain of our clients being unable to pay us on a timely basis, or at all, and lead to a decrease in demand for our services.

     We are subject to the credit risks resulting from changes in the business and economic factors affecting our clients. Commencing in the latter part of 2002 and throughout 2003, certain segments of the telecommunications and broadband industries suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. Included in general and administrative expense in 2002, 2003 and 2004 were provisions for bad debts of $15.4 million, $8.8 million and $5.1 million, respectively. As of December 31, 2004, we had remaining receivables from clients undergoing bankruptcy reorganization totaling $15.1 million of which $9.4 million is included in specific reserves for bad debts, with the remaining amounts expected to be recovered through liens or bonds.

     The downturn in 2002 and 2003 resulted in reduced capital expenditures for infrastructure projects, even among clients that did not experience financial difficulties. Although our strategy is to increase the percentage of our business derived from large, financially stable telecommunications, broadband and energy companies and governmental entities, these clients may not continue to fund capital expenditures for infrastructure projects at current levels. Even if they do continue to fund projects, we may not be able to increase our share of their business. Additional bankruptcies or further decreases in our clients’ capital expenditures and disbursements could reduce our revenue, cash flows and liquidity and weaken our financial condition.

Since the industries we serve are subject to consolidation and rapid technological and regulatory change, our inability or failure to adjust to our clients’ changing needs and demands could impact our ability to compete with others who serve those industries.

     We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from clients in the telecommunications and broadband industries. The telecommunications and broadband industries are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. New or developing technologies could displace the wire line systems used for the transmission of voice, video and data, and improvements in existing technology may allow telecommunications and broadband providers to significantly improve their networks without physically upgrading them. Additionally, the telecommunications and broadband industries have been characterized by a high level of consolidation that may result in the loss of one or more clients. The energy industry has also entered into a phase of consolidation similar to the telecommunications and broadband industries, which could lead to the same uncertainties.

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

     A significant portion of our revenue is currently derived from agreements under which we charge our clients a fixed price for each specified unit of service that we perform. Historically, price has often been the principal factor in determining whether the service provider is awarded the work on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements. In addition, we could be underbid by larger competitors in an effort to procure such business.

     We may incur goodwill impairment charges which could harm our future operating results.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. During the fourth quarter of 2002, we performed a review of goodwill for impairment which resulted in a charge of approximately $79.7 million ($51.9 million, net of tax). The primary factors contributing to the impairment charge were the overall deterioration of the business climate during 2002 and the continued depression of the market values of our common stock and the equity securities of other companies that serve our industry. In the year ended December 31, 2004, we wrote off approximately $12.3 million in goodwill in connection with the abandonment of our Brazil subsidiary, which is included in the consolidated statements of operations under discontinued operations. Although at the end of 2003 and 2004, we performed a review of goodwill for impairment which resulted in no additional charges, we may incur additional impairment charges related to goodwill in the future if the market and business deteriorates. Current and future accounting charges related to impairment would be reflected on our consolidated financial statements as an operating expense.

     We may incur restructuring charges which could harm our operating results.

     We continuously review our operations in an effort to improve profitability. In 2002, we implemented a restructuring program under which we:

•	eliminated services offerings that no longer fit into our current business strategy;

•	reduced or eliminated services that did not produce adequate revenue or margin;

•	reduced costs of businesses which provided adequate profit contributions but needed margin improvements; and

•	reviewed new business opportunities capable of utilizing our existing human and physical resources.

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

     We are currently engaged in litigation related to environmental liabilities in Coos Bay, Oregon. See Item 3. “Legal Proceedings.”

     In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could adversely impact our revenue and cash flows.

     We have, from time to time, received notice from the U.S. Department of Transportation that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we cannot successfully resolve these issues, our ability to service our clients could be damaged which could lead to a reduction of our revenue and cash flows.

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

Risks Related to Our Business

We derive a significant portion of our revenue from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.

     In the year ended December 31, 2004, we derived approximately 21.4% and 12.3% of our revenue from DIRECTV®, Inc and Comcast Cable Communications, Inc., respectively. In the year ended December 31, 2003, we derived approximately 14.2% and 12.0% from Comcast Cable Communications, Inc. and DIRECTV®, Inc, respectively. In addition, our top 20 clients accounted for approximately 59.0%, 67.5% and 72.2% of our revenue in the years ended December 31, 2002, 2003 and 2004, respectively. Because our business is concentrated among relatively few major clients, our revenue could decline if we lose one or more of these clients or if the amount of business we obtain from them is reduced. A significant decline in the work these clients assign us could materially decrease our revenue. It is expected that Comcast revenue will significantly decrease in 2005 due to the completion of the rebuild and upgrade of Comcast’s broadband networks. A material decline in our revenue would result in a decline in profitability and a deterioration of our financial condition, cash flow and liquidity.

Most of our contracts do not obligate our clients to undertake any infrastructure projects or other work with us. A significant decline in the work these clients assign us would decrease our revenue.

     A significant portion of our revenue is derived from service agreements. Under our service agreements, we contract to provide clients with services within defined geographic areas. Each service agreement consists of individual services (work orders), each performed for a fixed fee under the agreement. Under these contracts, our clients have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the work these clients assign us would result in a decline in profitability and a deterioration of our financial condition, profitability and liquidity.

Most of our contracts may be canceled on short notice, so our revenue is not guaranteed.

     Many of our contracts are typically cancelable on short notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Therefore, these contracts do not give us the assurances that long-term contracts typically provide. Many of our contracts, including our service agreements, are open to public bid at the expiration of their terms. We may not be the successful bidder on our existing contracts that come up for bid. We also provide a significant portion of our services on a non-recurring, project by project basis. We could experience a reduction in our revenue and a decline in profitability which would result in a deterioration of our financial condition, cash flow and liquidity if:

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

     Our revenue is substantially derived from service agreements and other contracts that are, for the most part, fixed price contracts. The terms of these contracts require us to guarantee the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent on our ability to estimate accurately the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and rising costs of materials and labor. Certain agreements or projects could have lower margins than anticipated if actual costs for our contracts exceed our estimates, which could harm our results of operations or financial condition.

Amounts included in our backlog may not result in actual revenue or translate into profits.

     Many of our contracts do not require our clients to purchase a minimum amount of services. In addition, many of our contracts are cancelable on short notice. Therefore, our backlog may not result in actual revenue in any particular period or at all. In addition, any contracts included in our backlog that generate revenue may not be profitable. We have historically experienced variances in the components of our backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control and may experience such delays or cancellations in the future. If our backlog fails to materialize, we could experience a reduction in our revenue and a decline in profitability which would result in a deterioration of our financial condition, profitability and liquidity.

We are effectively self-insured against many potential liabilities.

     Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims and those policies are subject to high deductibles, we are effectively self-insured for substantially all claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the restated liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period. For example, Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. Because of increases in claims (primarily workers’ compensation claims), a weak economy, projected significant increases in medical costs and wages, lost compensation, and reductions in coverage, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our deductible obligations. The increased collateral requirements may be in the form of additional letters of credit. An increase in collateral requirements could significantly reduce our liquidity. If our insurance claims or costs are higher than our estimates, it could reduce our profitability.

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

     Some of our contracts require performance and payment bonds. Bonding capacity in the infrastructure industry has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to certain contractors. Those companies that have been successful in renewing or obtaining coverage have generally been required to post additional collateral to secure the same amount of bonds. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain clients. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post collateral to secure bonds which would decrease the liquidity that we would have available for growing our business and other purposes. We reported net losses for the years ended December 31, 2002, 2003 and 2004. Should we continue to incur net losses, our credit ratings could continue to decline and our overall level of bonding capacity could be reduced.

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

We account for a majority of our projects using percentage-of-completion and units-of-delivery, therefore variations of actual results from our assumptions may reduce our profitability.

     Our work on projects is provided pursuant to contracts for specific installation/construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods.

     We recognize revenue on unit based projects using the units-of-delivery method. Under the units-of-delivery method revenue is recognized as the units are completed at the contractually agreed price per unit. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if the estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain clients with unit based construction/installation contracts, we recognize revenue after the service is performed and as work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these clients is not recognized until collection is assured.

     We recognize revenue on non-unit based fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method relies on estimates of total expected contract costs.

     Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our cash flow from operations and liquidity.

Acquisitions include varying degrees of inherent risk that could result in a reduction of our profitability and liquidity.

     We have made, and may in the future make, strategic acquisitions. These acquisitions may expose us to operational challenges and risks, including:

•	the ability to integrate the acquired business operations and financial reporting and accounting control systems into our business;

•	increased indebtedness associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs; and

•	the ability to hire qualified personnel required for expanded operations.

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

     We plan to continue to maintain and strengthen internal controls and procedures, to enhance the effectiveness of our disclosure controls and internal controls over financial reporting. See Item 9A “Controls and Procedures.” Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

If we are not successful in complying with Section 404 of the Sarbanes-Oxley Act of 2002 on a timely basis, our ability to obtain financing may be impaired.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on our internal controls over financial reporting and also requires our independent registered public accountants to attest to this report. See Item 9A. “Controls and Procedures.” In the future, we may not be successful in complying with Section 404 on a timely basis. The failure to comply with Section 404 could result in a reduced ability to obtain financing, the loss of clients, penalties and additional expenditures to meet the requirements.

We may incur significant expenses due to the purported class action complaints that were filed against us and certain of our officers.

     In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District

of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. We may be unable to successfully resolve these disputes without incurring significant expenses. See Item 3. “Legal Proceedings.”

The market price of our common stock has been, and may continue to be, highly volatile.

     From 2001 to 2004, for example, our common stock fluctuated from a high of $24.75 in the first quarter of 2001 to a low of $1.31 in the first quarter of 2003.

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

     At December 31, 2004, we have a $125 million revolving credit facility with zero outstanding, $195.9 million in subordinated notes outstanding due 2008 under an indenture and $200,000 in other notes payable outstanding. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	making investments in excess of specified amounts;

•	maintaining minimum tangible net worth and fixed charge ratio requirements;

•	incurring additional indebtedness in excess of a specified amount;

•	paying cash dividends;

•	making capital expenditures in excess of a specified amount;

•	creating certain liens;

•	prepaying our other indebtedness, including the senior subordinated notes;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and senior subordinated notes indenture).

     As a result of our net loss for the year ended December 31, 2004, we were not in compliance with certain financial covenants of the credit facility at December 31, 2004. The credit facility was amended on March 17, 2005 modifying these covenants and as a result we were in compliance with our amended credit facility’s financial covenants at December 31, 2004. Should we be unable to comply with the terms and covenants of the amended credit facility, we would be required to obtain further modifications of the facility or another source of financing to continue to operate. We may not be able to achieve our 2005 projections and thus may not be in compliance with the amended credit facility’s financial covenants in the future. A default could result in the acceleration of either our obligations under the credit facility or under the indenture relating to the senior subordinated notes, or both. In addition, these covenants may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent additional financing is needed, we may not be able to obtain such financing at all or on favorable terms which may decrease our liquidity.

If we are unable to obtain our audited financial statements on a timely basis we could experience a decrease in our revenue from some governmental clients.

     Certain states require that we submit on an annual basis, audited financial statements within 120 days after the end of the audited period in order to qualify as an approved direct bidder for state department of transportation projects. Other state DOT’s also require us to submit our annual financial information to qualify as an approved direct bidder for their projects. In the past, such as in the case of our 2003 financial statements, we have not completed the audit of our financial statements on a timely basis. If we fail to submit audited financial statements and other information on a timely basis, our status as an approved bidder for any new state DOT work in those states has been, or could be, suspended. As a result, until we are able to comply with the applicable state DOT requirements we could be unable to serve as a direct provider of new services to several state DOT’s and we could experience a decrease in revenue from these clients.

     We may need to provide segment disclosure information in the future.

     We are having a dialogue with the U.S. Securities and Exchange Commission (SEC) regarding our possible obligation to discuss and disclose certain segment information in accordance with applicable accounting rules. We do not believe that segment disclosures are required. However, if the SEC ultimately determines that we should provide such disclosures, we may need to amend this and other past SEC reports to add additional disclosures. Such amendments would be to add additional disclosures which are not expected to have any impact on our financial position or results of our operations.

A small number of our existing shareholders have the ability to influence major corporate decisions.

     Jorge Mas, our Chairman, and other members of his family beneficially own approximately 45% of the outstanding shares of our common stock as of March 1, 2005. Accordingly, they are in a position to influence:

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

Item 2. Properties

     Our corporate headquarters is in a 24,000 square foot leased facility in Coral Gables, Florida.

     Our operations are conducted from approximately 220 service facilities. We do not believe any of these facilities is material to our operations because most of our services are performed on clients’ premises or on public rights of way. In addition, we believe that suitable alternative locations are available in substantially all areas where we currently conduct business.

     We also own property and equipment, which at December 31, 2004 had a net book value of $69.3 million (see Note 6 of Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K). This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, testing and other equipment. We obtain our equipment from various third-party vendors, none of which we depend upon, and did not experience any difficulties in obtaining desired equipment in 2004. However, we have experienced recent credit downgrades as a result of our operating losses and other factors, and in the future we may experience difficulties in obtaining desired equipment. If we are successful in obtaining such equipment, it may be on terms less favorable than previous purchase or leasing arrangements.

Item 3. Legal Proceedings

     In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. Plaintiffs’ contend that our financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of our projects; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at our Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. We believe the claims are without merit. We will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.

     On July 28, 2004, our Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in our best interest to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, the Executive Committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed during the pendency of any motion to dismiss in the securities class action.

     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at December 31, 2004 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but to which we believe is due to us under the terms of the contract. In addition, we were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. All but one of the individual property claims has been settled; one is set for trial in 2005. We will vigorously defend these actions, but may incur significant expense in connection with that defense.

     In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. We employed two erosion control consulting firms to assist. As weather permitted and sites became available, we moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost us approximately $1.4 million. These costs were included in the costs on the project at December 31, 2003 and 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.

     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at December 31, 2004, which has been recorded on the accompanying consolidated balance sheet as other current liabilities.

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at

December 31, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier reimbursed us in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

     In 2003, our quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by our clients. The revenue restatement was related to projects performed for ABB Power (“ABB”), MSE Power Systems (“MSE”), and the University of California, and in connection with restated Canadian revenue. Recovery of this revenue and related revenue from subsequent periods not restated is now the subject of several independent collection actions. We provided services to ABB, in the amount $2 million, now subject to dispute. The parties have attempted arbitration, which has been unsuccessful. A legal action was filed by us in February 2005. An action has been brought against MSE in New York state court. We provided services to MSE on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. We experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Finally, we experienced a revenue adjustment resulting from correction of intentionally overstated work in progress and revenue in an amount of $1.3 million in a Canadian subsidiary. The individuals responsible for the overstatement were terminated and an action against them has been brought to recover damages resulting from the overstatement.

     In November 2004, we entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for us on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay us for the Hugh O’Kane work. The settlement was conditioned on the outcome of an interlocutory appeal brought by us. The appeal sought to enforce termswhich relieved us of our obligation to pay Hugh O’Kane when we were not paid by Telergy. New York’s appellate level court upheld the enforceability of the term of our contract, but remanded the case to the trial court to determine whether we were estopped from using this contract provision as a defense. We expect to recover the bond posted in connection with the appeal, and will continue to contest this matter in the trial court. The amount of the loss, if any, relating to this matter cannot be determined at this time.

     We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to our results of operations, financial position or cash flows. .

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2004 Annual Meeting of Shareholders on November 18, 2004 at which time the holders of a majority (32,950,120 out of the total issued and outstanding of 48,404,087) of our issued and outstanding common stock were present and voted. Set forth below are the results of the election of directors voted on at the meeting and the results of the votes taken at the meeting:

	Votes	Votes
	For	Withheld
Class III Directors (term to expire in 2007)
Jose S. Sorzano	30,865,807	907,559
Robert J. Dwyer	31,462,873	310,493
Frank E. Jaumot	31,478,348	295,018
Class II Director (term to expire in 2006)
Carlos M. de Cespedes	31,476,924	296,442

     The following directors’ terms of office continued after the meeting:

Class I Directors (term to expire in 2005)
     Julia L. Johnson
     Jorge Mas
     Jose R. Mas

Class II Directors (term to expire in 2006)
     Austin J. Shanfelter
     John Van Heuvelan

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Market Information. Our common stock is listed on the New York Stock Exchange under the symbol “MTZ.” The following table sets forth, for the quarters indicated, the high and low sale prices of our common stock, as reported by the New York Stock Exchange.

	Year Ended December 31,
	2003		2004
	High	Low	High	Low
First Quarter	$3.30	$1.31	$16.50	$6.85
Second Quarter	$6.48	$1.88	$9.81	$3.63
Third Quarter	$11.90	$5.35	$6.52	$4.11
Fourth Quarter	$15.50	$10.00	$10.72	$5.05

     Holders. As of March 3, 2005, there were 2,070 shareholders of record of our common stock representing approximately 9 beneficial owners.

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

Equity Compensation Plan Information.

     The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2004 which include the 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, 1997 Annual Incentive Compensation Plan, 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, 1999 Non-Qualified Employee Stock Option Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees and individual option agreements. The 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, the 1997 Annual Incentive Compensation Plan, 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon	Weighted Average		Future Issuance Under
	Exercise of	Exercise Price		Equity Compensation
	Outstanding Options,	Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights		Reflected in Column (a)
	(a)	(b)		(c)
Equity compensation plans approved by security holders	6,735,017	$11.09	(1)	8,367,072	(2)

Equity compensation plans not approved by security holders	2,265,206	$17.86	(1)	1,020,503

Total	9,000,223			9,387,575

(1)	Calculations to compute the weighted average exercise price for options, warrants and rights under the 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees, were based upon an assumed purchase price of $10.11 per share, which was the fair market value based on the closing sale price of our common stock on the New York Stock Exchange on December 31, 2004 and for the 1997 Non-Qualified Employee Stock Purchase Plan were based upon an assumed purchase price of $8.83 per share, which is the 15% discount to fair market value based on the mean between the high and the low sale price of our common stock on the New York Stock Exchange on December 31, 2004. All other weighted averages for options, warrants and rights for all other plans were based upon an assumed purchase price of $10.38 per share, which was the fair market value based on the mean between the high and the low sale price of our common stock on the New York Stock Exchange on December 31, 2004. See “Summaries of Plans Not Approved by Our Shareholders” below for a description of the Non-Employee Directors’ Stock Plan and the 1997 Non-Qualified Employee Stock Purchase Plan.

(2)	The 1997 Annual Incentive Plan has 1,500,000 shares remaining available for future issuance, but we have never issued any shares under the plan and have no current plans to do so.

Summaries of Plans Not Approved by Our Shareholders

     1997 Non-Qualified Employee Stock Purchase Plan. The MasTec, Inc. 1997 Non-Qualified Employee Stock Purchase Plan is administered by the Compensation Committee, and permits employees of MasTec who meet certain criteria set by the Committee to purchase our common stock at a 15% discount to the market price at the time of purchase. Such purchases are made through regular payroll deductions or lump sum investments. Employees are limited to a maximum investment of $25,000 in the plan each year. The total amount of common stock reserved under the plan is approximately 600,000 shares, substantially all of which has been purchased.

     Non-Employee Directors’ Stock Plan. The MasTec, Inc. Non-Employee Directors’ Stock Plan adopted in 1994 permits non-employee directors to elect to receive all or a specified percentage of any director fees paid for each year of service on the board in shares of our common stock. The number of shares issued to each non-employee director is determined by dividing the director’s fees owed to such director by the fair-market value of a share of common stock on the date of the issue. The shares issued are delivered to the non-employee director and the non-employee director has all the rights and privileges of a stockholder as to the shares. The shares are immediately vested upon grant and are not forfeitable to us. The maximum number of shares of common stock that may be issued under the plan is 600,000.

     1999 Non-Qualified Employee Stock Option Plan. The 1999 Non-Qualified Employee Stock Option Plan is administered by the Compensation Committee of the BBoard and permits the Committee to grant non-qualified options to purchase up to 2,000,000 shares of common stock to any MasTec employee. The Compensation Committee determines the recipient of options, the number of shares covered by each option, and the terms and conditions of options within the parameters of the plan (including the exercise price, vesting schedule, and the expiration date) and may adopt rules and regulations necessary to carry out the plan.

     Options may be granted pursuant to the plan until January 31, 2009. The Compensation Committee has the authority to change or discontinue the plan or the options issued pursuant thereto at any time without the holders consent so long as the holders’ rights would not be impaired. The plan permits the Compensation Committee to determine and accept different forms of payment pursuant to the exercise of options.

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

     Individual Option Grants. We have entered into various option agreements with non-employee directors, advisors and other parties in connection with providing certain services, acquisitions and other matters. Such options have various vesting schedules and exercise prices and have been included in the equity compensation plan table above.

Item 6. Selected Financial Data

     The following table sets forth our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated including the reclassification of results of operations for the Brazil and Network Services operations from 2000 through 2003 to discontinued operations.

     The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The financial information set forth below reflects the 2002 restatements made in connection with the filing of the 2003 Form 10-K, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Financial Statements” and Note 2 to our Consolidated Financial Statements. The financial information for 2000 and 2001 also reflects the restatement of our financial statements made in connection with the filing of the 2003 Form 10-K due to understatements in computing self-insurance reserves at December 31, 2000 and 2001 which required us to increase insurance expense by $1.6 million, net of tax, and $1.4 million net of tax, respectively. See below for a reconciliation of the restated 2000 and 2001 financial information to the previously reported amounts.

	Year Ended December 31,
	2000		2001		2002
	As Restated		As Restated		As Restated		2003		2004
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$1,190,120		$1,116,894		$766,467		$827,480		$913,795

Costs of revenue, excluding depreciation	$906,010		$885,014		$683,855		$744,587		$828,743
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	$62,812	(1)	$(74,203	)(2)	$(107,238	)(3)	$(24,440	)(4)	$(26,217	)(4)

Net income (loss) from continuing operations	$62,812		$(74,203)		$(119,834)		$(24,440)		$(26,217)
Loss on write-off of assets of discontinued operations, net	$—		$—		$—		$—		$(19,165)

Income (loss) from discontinued operations, net of tax	$719		$(19,524)		$(16,722)		$(27,859)		$(4,055)

Net income (loss)	$63,531		$(93,727)		$(136,556)		$(52,299)		$(49,437)
Basic net income (loss) per share:

Continuing operations	$1.35		$(1.55)		$(2.50)		$(.51)		$(.54)
Discontinued operations	$0.02		$(0.41)		$(.35)		$(.58)		$(.48)
Diluted net income (loss) per share:
Continuing operations	$1.30		$(1.55)		$(2.50)		$(.51)		$(.54)
Discontinued operations	$0.01		$(0.41)		$(.35)		$(.58)		$(.48)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$1.37		$(1.96)		$(2.59)		$(1.09)		$(1.02)

Basic net income (loss) per share	$1.37		$(1.96)		$(2.85)		$(1.09)		$(1.02)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$1.31		$(1.96)		$(2.59)		$(1.09)		$(1.02)

Diluted net income (loss) per share	$1.31		$(1.96)		$(2.85)		$(1.09)		$(1.02)

	December 31,
	2000	2001	2002
	As Restated	As Restated	As Restated	2003	2004
	(In thousands)
Balance Sheet Data
Working capital	$241,952	$246,589	$139,154	$113,360	$134,130

Property and equipment, net	$159,673	$151,774	$118,475	$85,832	$69,303	(5)

Total assets	$956,345	$853,294	$622,681	$628,263	$604,018

Total debt	$209,483	$269,749	$198,642	$201,665	$196,158

Total shareholders’ equity	$498,713	$403,815	$263,010	$215,818	$191,153

(1)	Includes a net write-down and other charges of $26.3 million related primarily to non-core assets.

(2)	Includes charges of $16.5 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, as well as provisions for bad debt totaling $182.2 million related to clients who filed for bankruptcy protection and severance charges of $11.5 million.

(3)	Includes charges of $12.8 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, restructuring charges of $8.3 million, impairment of goodwill of $79.7 million, and provisions for bad debt totaling $15.4 million.

(4)	See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2004 and 2003 — Costs of revenue, Operating margins and General and administrative expenses” for discussion of factors impacting our net loss for 2003 and 2004.

(5)	Over the past three years, we have continued to reduce capital expenditures of long-lived assets and have placed greater reliance on operating leases to meet our equipment needs.

     The following table shows the net impact of the restatement for the years ended December 31, 2000 and 2001 on our income (loss) before provision (benefit) for income taxes, equity in unconsolidated companies and minority interest and net income (loss).

	2000	2000	2001	2001
	As Reported	As Restated*	As Reported	As Restated*
Income (loss) before provision (benefit) for income taxes, equity in earnings of unconsolidated companies and minority interest	$111,376	$108,639	$(147,212)	$(149,403)

Net income (loss)	$65,147	$63,531	$(92,354)	$(93,727)

*	Before giving effect to reclassification of Brazil and Network Services results of continuing operations to discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. “Financial Statements.” The discussion below contains forward-looking statements that are based upon our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements.” The consolidated results of operations in 2002 and 2003 reflect the reclassification of 2002 and 2003 results of continuing operations for the Brazil operations and our Network Services division to discontinued operations.

Overview

     We serve providers of telecommunications services, broadband services (including cable, satellite and high-speed Internet) energy services and traffic control and homeland security systems.

     Revenue by customer industry group is as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Telecommunications	$329,853	$231,263	$251,083
Broadband	152,104	265,383	342,553
Energy	162,822	198,583	175,314
Government	121,688	132,251	144,845

	$766,467	$827,480	$913,795

     A significant portion of our revenue is derived from service agreements. Some of these agreements are billed on a time and materials basis and revenue is recognized as the services are rendered. The remainder of these agreements are referred to as master service agreements, because they are exclusive (with certain exceptions) up to a specified dollar amount per work order within a defined geographic area. Work performed under service agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These service agreements are frequently awarded on a competitive bid basis, although clients are often willing to negotiate contract extensions beyond their original terms without re-bidding. Our service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination by the client on short notice. Under our master service and similar type service agreements we furnish various specified units of service for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.

     The remainder of our work is provided pursuant to contracts for specific installation/construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. For certain clients with unit based construction/installation contracts, we recognize revenue after the service is performed and work orders are approved to ensure that collectibility is probable from these clients. Revenue from completed work orders not collected in accordance with the payment terms established with these clients is not recognized until collection is assured. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. Clients are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the client.

     Revenue by type of contract is as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Master service and other service agreements	$494,357	$560,127	$636,563
Installation/construction projects agreements	272,110	267,353	277,232

	$766,467	$827,480	$913,795

     Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, fuel, subcontractor costs, equipment rental, materials not provided by our clients, and insurance. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We also immediately recognize the full amount of any estimated loss on fixed fee projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.

     Our clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales due to all materials being purchased by the customer. The customer determines the specifications of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor do we not have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.

     General and administrative expenses include all costs of our management and administrative personnel, severance payments, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.

     In March 2004, we ceased performing contractual services in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, we wrote off approximately $12.3 million in goodwill and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned subsidiary has been classified as a discontinued operation and its net losses are not included in our consolidated net loss from continuing operations for the years ended December 31, 2002, 2003 and 2004. The net income (loss) for our Brazil subsidiary was reclassified to discontinued operations in the amount of $1.2 million and $(21.8) million for the years ended December 31, 2002 and 2003, respectively. The net loss for the year ended December 31, 2004 included in discontinued operations was $20.2 million. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

     During the fourth quarter 2004, we ceased performing services and committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation and its net losses are not included in our consolidated net loss from continuing operations for the years ended December 31, 2002, 2003, and 2004. The net loss for the Network Services division was reclassified to discontinued operations in the amount of $17.9 million and $6.0 million for the years ended December 31, 2002 and 2003, respectively. The net loss for the year ended December 31, 2004 included in discontinued operations was $3.0 million.

Financial Metrics

     Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators are:

•	revenue by client and industry;

•	monthly, quarterly and annual changes in revenue by client and industry;

•	backlog;

•	costs of revenue, and general and administrative expenses as percentages of revenue;

•	number of vehicles and equipment per employee;

•	days sales outstanding; and

•	interest and debt service coverage ratios.

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

  Revenue Recognition

     Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some master service agreements that are billed on a fixed fee basis. Under our fixed fee master service and similar type service agreements we furnish various specified units of service for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.

     We recognize revenue on unit based construction/installation projects using the units-of-delivery method. Our unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed upon price as the units are completed and delivered. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain clients with unit based construction/installation contracts we recognize revenue after service has been performed and work orders are approved to ensure that collectibility is probable from these clients. Revenue from completed work orders not collected in accordance with the payment terms established with these clients is not recognized until collection is assured.

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

     Our clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as all materials are purchased by the customer. The customer determines the specifications of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor do we not have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.

     We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from clients for delays we believe were caused by the clients, errors in specifications and designs, change orders in dispute or unapproved as to either scope or price, or other causes of unanticipated additional costs. Although any costs for the work related to these claims have been included in costs of revenue, since we cannot reliably estimate what amounts, if any, of these claims are probable of collection, we have not recognized any of these claims as revenue to date. We will recognize revenue on these claims upon collections. We may not be successful in collecting any of these claims. See Item 3. “Legal Proceedings.”

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

     We recorded provisions against earnings for doubtful accounts of $15.4, $8.8, and $5.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

  Inventories

     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued using the weighted average-cost method and are stated at the lower of cost or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During 2002, 2003 and 2004, we recorded inventory obsolescence provisions of $5.2 million, $2.2 million and $0.9 million, respectively, that have been included in “Costs of revenue” in the Consolidated Statements of Operations in Item 8 of this Annual Report on Form 10-K.

  Depreciation

     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

     Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments made the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $5.8 million for the years ended December 31, 2003 and 2004 from the amount of expense which would had been reported using the previous useful lives as a result of the change of estimate. During 2002 we also implemented a plan to improve profitability by more effectively utilizing our fleet. Under the plan, we began disposing of excess or underutilized assets in 2002.

     During 2003 and 2004, we continued to dispose of excess assets and increased our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense. We do anticipate continued declines in our depreciation expense, since we believe we can continue to use more lease opportunities.

     Valuation of Equity Investments.

     We have one common stock investment which we account for by the equity method because we own between 20% and 50% of the common stock and we have a non-controlling ownership interest. Our share of the earnings or losses in this investment is included in the consolidated statements of operations. As of December 31, 2004, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.

     In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which clarified some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) and exempted certain entities from its requirements. FIN 46R was effective on March 31, 2004. We have considered the provisions of FIN 46R for this investment and believe it will not be necessary to include in our consolidated financial statements any assets, liabilities or activities of this investment. We have provided certain disclosed information of this investment in this Annual Report on Form 10-K in Item 8. Financial Statements. — Note 12.

  Valuation of Long-Lived Assets

     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, economic conditions, interest rates, the anticipated cash flows of the businesses related to these assets and our business strategies are all subject to change in the future. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. During 2002, 2003 and 2004, we recognized impairment losses and write-offs of long-lived assets of $12.8 million, $0.9 million and $2.0 million, respectively, relating to long-lived assets no longer in use and held for sale, certain assets in use and long-lived assets related to the discontinued operations in Brazil.

  Valuation of Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds fair market value as determined using a discounted cash flow methodology for each unit. Should this be the case, the value of our goodwill may be impaired and written down. Our adoption of SFAS No. 142 in 2002 resulted in a write-down of our goodwill, net of tax, in the amount of $25.7 million net of $13.8 million tax benefit, to reduce the carrying value of our goodwill. This charge was reflected as a cumulative effect of an accounting change in the consolidated statement of operations included in Item 8. of this Annual Report on Form 10-K, of which $13.1 million has been reclassified to discontinued operations. Impairment losses subsequent to adoption totaling $79.7 million ($51.9 million, net of tax) are reflected in our operating results in the Consolidated Statement of Operations for 2002.

     In connection with the disposition of the Brazil subsidiary, we wrote off goodwill associated with this reporting entity in the amount of $12.3 million in 2004 which is included in discontinued operations.

     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.

  Insurance Reserves

     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, and general liability policies and $3 million for our automobile liability policy. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer and also post letters of credit to our surety company. Such letters of credit amounted to $63.3 million at December 31, 2004. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period. For example, Reliance Insurance Company, our insurance carrier for certain liabilities through July 2000, was placed into receivership in 2001. We have considered the financial condition of Reliance in the determination of our unpaid claims, including our estimate of claims incurred but not reported, that would be subject to reimbursement by Reliance. Our accruals are based upon known facts,historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability. We also may be required to post additional collateral with the insurance carrier, which could reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.

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

     As a result of our 2003 and 2004 operating losses, we have recorded valuation allowances aggregating $8.3 million and $32.3 million as of December 31, 2003 and 2004, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value.

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

     The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The plan resulted in a pre-tax charge to operations of $3.7 million in 2002. The involuntary terminations impacted both the salaried and hourly employee groups. Approximately 1,025 employees were impacted in 2002. As of December 31, 2004, all employees to be terminated pursuant to our restructuring program have been terminated. We also closed approximately 25 facilities during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations due to these facilities not representing separate components of our business for which cash flows could be clearly defined. We also continue to be involved in the markets in which these 25 facilities operated.

     In addition to the costs noted above, we paid a consulting firm approximately $4.6 million to assist us in preparing the plan, all of which was expensed in 2002 as the plan was complete as of December 31, 2002. We also recognized valuation allowances and impairment losses related to property and equipment of approximately $12.8 million in connection with the restructuring plan in the year ended December 31, 2002.

     The following is a reconciliation of the restructuring accruals as of December 31, 2004 which represents remaining lease costs as well as reductions in the restructuring accruals during 2003 (in thousands):

Accrued costs at December 31, 2003	$600
Cash payments	(388)

Accrued costs at December 31, 2004	$212

     Economic conditions, our business strategies or other factors could dictate further downsizing or elimination of elements of our business in the future, resulting in additional restructuring charges in 2005.

  Litigation and Contingencies

     Litigation and contingencies are reflected in our consolidated financial statements based on our assessments, along with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. An accrual is made when the loss of such contingency is probable and estimable. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Part I Item 3. “Legal Proceedings.” for discussions of current litigation.

Results of Operations

  Restatement of Financial Statements

     In connection with the filing of our 2003 Form 10-K, we restated our annual financial statements for the year ended December 31, 2002 to increase our insurance expense (net of tax) and to record a valuation allowance for certain of our net deferred state tax assets. See Note 2 to our Consolidated Financial Statements in Item 8. in this Annual Report on Form 10-K for an explanation of these restatements. The following table shows the net impact of the restatements on our loss before cumulative effect of change in accounting principle and benefit for income taxes, net loss before cumulative effect of change in accounting principle and net loss before the effect of reclassifying certain continuing operations to discontinued operations (in thousands):

	2002
	As Previously
	Reported	As Restated
Loss before cumulative effect of change in accounting principle and benefit for income taxes	$(168,608)	$(173,324)

Net loss before cumulative effect of change in accounting principle	$(103,135)	$(110,885)

Net loss	$(128,806)	$(136,556)

     We also restated our quarterly financial information for 2003 as a result of certain adjustments to revenue and other items that impact these previously issued quarterly reports. See Note 2 to our Consolidated Financial Statements in Item 8 for an explanation of these restatements (in thousands):

	Quarter Ended		Quarter Ended		Quarter Ended
	March 31, 2003		June 30, 2003		September 30, 2003
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated *	Reported	Restated *	Reported	Restated *
Revenue	$180,569	$180,297	$209,108	$207,841	$248,373	$242,539

(Loss) income before cumulative effect of change in accounting principle and benefit (provision) for income taxes	$(2,648)	$(2,920)	$4,733	$3,466	$10,662	$4,121

Net (loss) income before cumulative effect of change in accounting principle	$(1,588)	$(1,752)	$2,765	$2,020	$6,250	$2,310

Net (loss) income	$(1,588)	$(1,752)	$2,765	$2,020	$6,250	$2,310

*	Before the effect of reclassification of certain continuing operations to discontinued operations.

     Except as otherwise stated, all financial information contained in this Annual Report on Form 10-K gives effect to the restatements.

2005 Outlook

     We believe we have increased market opportunities in 2005 in five areas:

     Fiber to the Home (FTTH) — In many markets, cable television providers have upgraded their networks to fiber optics which can provide video, video on demand, pay-per-view, high-speed Internet and telephony using VOIP. In contrast, RBOC’s, municipalities and rural telephone companies presently rely primarily on copper wire infrastructures. In response to the competitive threat from cable providers, these entities have begun the process to upgrade their infrastructures with optical fiber, or FTTH. We believe that our resources, relationships and capabilities position us to benefit from the market opportunity. We also believe our rural telephone company clients will proceed with FTTH projects, utilizing available funding from the Rural Utility Service. Additionally, some municipalities are expected to build their own FTTH networks, and we are pursuing greater levels of business with these customers. The three major RBOC’s have announced their intentions to enhance their infrastructures which may increase revenue in 2005. We have already experienced an increase in this type of revenue in the first quarter of 2005.

     Satellite Install to the Home — DIRECTV® continues to add a large number of new subscribers, which represents an expected increase in revenue for our installation and maintenance work in this area.

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

     RBOC Maintenance Agreements — We serve RBOC’s in states that are currently experiencing increases in population such as Florida, Georgia, Nevada, North Carolina, South Carolina, and Texas. We believe that population increases in these states could increase the demand for our services.

     Our 2005 results could be adversely affected by the matters discussed in Item 1. under the title “Risk Factors” of this Annual Report on Form 10-K and by the matters discussed in the paragraphs that follow.

•	The revenue from Comcast in 2003 and 2004 was driven to a significant extent by large projects to rebuild and upgrade Comcast’s existing broadband networks in certain areas of the country. This rebuild and upgrade work will be minimal in 2005 due to most of the work being completed by December 31, 2004. Consequently, revenue from Comcast will significantly decline in 2005. To replace this revenue, we plan to pursue additional work from our broadband customers for installations to new and existing homes and more maintenance and repair work. In addition, we plan to pursue additional work related to FTTH initiatives.

•	Our status as an approved bidder on any state Department of Transportation (DOT) work is dependent in part on our submission on a timely basis of audited financial statements. Due to the delay in the completion of our 2003 audit, we were unable to submit our 2003 financial statements within the period required by the states of Florida and Texas. These states require that we submit on an annual basis, audited financial statements within 120 days after the end of the audited period. Several other state DOTs also require us to submit our annual financial information to qualify as an approved direct bidder for their projects. We have subsequently requalified in Texas, but remain unqualified in Florida and several other states. Until we submit our audited financial statements and other information on a timely basis, our status as an approved bidder for new states DOT work has been, or could be, suspended. As a result, until we are able to comply with the applicable state DOT requirements we could be unable to serve as a direct provider of new services to several state DOTs and, we could experience a decrease in revenue from these clients.

•	We have commenced legal action against some of our clients in connection with work performed in 2003. Outstanding accounts receivable, (exclusive of claims amounts) relating to contracts on which we are making claims amounted to $12.2 million at December 31, 2004. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from clients for delays we believe were caused by the client, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Any costs for the work related to these claims have been included in costs of revenue in 2003. However, as we cannot conclude that any of these claim amounts are probable of collection, we have not recognized such claim amounts as revenue for the years ended December 31, 2003 and 2004. If we are unsuccessful in our negotiations with our clients for some of these claims, we will take legal actions in an attempt to collect such amounts. Our clients may counterclaim against us for alleged contract damages, alleged liquidated damages and/or indemnification. If our clients can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the client (including any remaining outstanding accounts receivable from the customer under the agreed contract price) and/or create liabilities for us.

•	In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings report. Plaintiffs contend that our financial statements during the purported class period of August 12, 2003 to May

11, 2004 were materially misleading. See Item 3. “Legal Proceedings” for full description of claims. We believe the claims are without merit. We may be unable to successfully resolve these disputes without incurring significant expenses.

•	Under our credit facility, we are required to be in compliance with certain covenants. As a result of our net loss for the year ended December 31, 2004, we were not in compliance with the financial covenants of our credit facility at December 31, 2004. The credit facility was amended on March 17, 2005 modifying these covenants and as a result we were in compliance with our amended credit facility’s financial covenants at December 31, 2004. We are dependent upon borrowings and letters of credit under the credit facility to fund our operations. While we believe we will be in compliance with the terms and covenants of the amended credit facility for 2005, we may not be able to achieve our 2005 internal projections and thus may not be in compliance with the terms and covenants of our amended credit facility. Should we be unable to comply with such terms and covenants, we would be required to obtain further modifications of the credit facility or another source of financing to continue to operate. Any such modifications or other sources of financing could significantly increase our financing costs. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Comparisons of Fiscal Year Results

     The components of our consolidated statements of operations, expressed as a percentage of revenue, are set forth in the following table:

	Year Ended December 31,
	2002
	As Restated	2003	2004
Revenue	100.0%	100.0%	100.0%
Costs of revenue, excluding depreciation	89.2	90.0	90.7
Depreciation	4.4	3.3	1.9
General and administrative expenses	14.0	8.6	8.2
Goodwill impairment	10.4	—	—
Interest expense, net of interest income	2.4	2.3	2.1
Other (expense) income, net	(1.3)	0.2	—

Loss from continuing operations before cumulative effect of change in accounting principle benefit for income taxes and minority interest	(21.7)	(4.0)	(2.9)
Benefit for income taxes	7.7	1.0	—

Loss from continuing operations before cumulative effect of change in accounting principle	(14.0)	(3.0)	(2.9)
Cumulative effect of change in accounting principle	(1.6)	—	—

Loss from continuing operations	(15.6)%	(3.0)%	(2.9)%
Loss from discontinued operations	(2.2)	(3.3)	(2.5)

Net loss	(17.8)	(6.3)	(5.4)

     The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Comparison of Years Ended December 31, 2004 and 2003

     Revenue. Our revenue was $913.8 million for the year ended December 31, 2004, compared to $827.5 million for the same period in 2003, representing an increase of $86.3 million or 10.4%. This increase was due primarily to the increased revenue of approximately $96.7 million received from DIRECTV® and, to a lesser extent government and telecommunication customers. Revenue from telecommunications increased $23.3 million in 2004. We expect this trend to continue to increase in 2005. The increase in revenue was offset by a decrease in revenue from energy clients by $23.3 million in 2004 due to the gas pipeline and electrical substation revenue projects being completed in 2003 and a slight decrease in revenue from broadband clients due to the Comcast work slowing down towards completion at the end of 2004.

     While we have refocused our business towards large, financially stable telecommunications, broadband, energy, governmental and other clients, these clients may not continue to fund capital expenditures for infrastructure projects at current levels or we may not be able to increase our market share with these stronger clients.

     Costs of Revenue. Our costs of revenue were $828.7 million or 90.7% of revenue for the year ended December 31, 2004, compared to $744.6 million or 90.0% of revenue for the same period in 2003 reflecting that the costs remained consistent as a percentage of revenue. In the year ended December 31, 2004, we recorded losses on construction projects in the amount of $7.8 million compared to approximately $28.7 million in the year ended December 31, 2003. These losses arose from project costs that exceeded our expectations for a variety of reasons including internal bid, project management and cost estimation issues, errors in specifications and design, work outside of original contract scope and customer caused delays. In addition, we recorded obsolescence provisions for inventory of $0.9 million mainly due to inventories that were purchased for specific jobs no longer in process and which may not be used in the future. In the year ended December 31, 2003, an obsolescence provision was recorded in the amount of $1.8 million. These decreases were offset by the increase in cost of sales due to the increase in the number of employees and subcontractor costs related to the DIRECTV® business. In addition, insurance expense increased in the year ended December 31, 2004 due to the increased number of claims reported. As a result of the increased claims and loss history since the beginning of 2004, we adjusted our actuarial assumptions and increased our reserves and expenses by $13.2 million in the year ended December 31, 2004.

     Depreciation. Depreciation was $17.1 million or 1.9% of revenue for the year ended December 31, 2004, compared to $27.6 million or 3.3% of revenue for the same period in 2003, representing a decrease of $10.5 million or 38%. We reduced depreciation expense in the year ended December 31, 2004 by continuing to reduce capital expenditures, disposing of excess equipment in 2003 and 2004 and placing greater reliance on operating leases to meet our equipment needs.

     General and administrative. General and administrative expenses were $74.6 million or 8.2% of revenue for the year ended December 31, 2004, compared to $70.1 million or 8.6% of revenue for the same period in 2003, representing an increase of $4.5 million or 6.3%. The increase in general and administrative expenses was due to additional professional fees incurred in the year ended December 31, 2004 in the amount of $4.3 million related to the audit and quarterly reviews, increased audit fees in connection with our Sarbanes-Oxley compliance, increased consulting fees related to Sarbanes-Oxley compliance and an increase in legal fees related to our defense in various litigation matters. In addition, in 2004 we recorded $644,000 of non-cash stock compensation expense mainly related to the extension of the exercise period on certain stock options held by former employees. There was no such expense in 2003.

     Interest expense, net. Interest expense, net of interest income, remained consistent at $19.5 million or 2.1% of revenue for the year ended December 31, 2004, compared to $19.2 million or 2.3% of revenue for the same period in 2003.

     Other income, net. Other income was $191,000 for the year ended December 31, 2004, compared to $1.2 million for the same period in 2003 representing a decrease of $1.0 million or 84.6%. In the year ended December 31, 2003, we sold more equipment at auction and recognized more gains on these sales than in the year ended December 31, 2004.

     Benefit for income taxes. For 2004 and 2003 our effective tax rates were approximately 0% and 25%, respectively. Our balance sheet as of December 31, 2004, includes a net deferred tax asset of $56.8 million of which $44.3 million relates to federal taxes and the remainder to various state and foreign taxes, net of valuation allowance. The realization of this net deferred tax asset is dependent upon our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize a portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income based upon a prudent and feasible tax planning strategy available to us involving the sale of one of our divisions. However, this tax planning strategy does not appear viable for the purpose of realizing all of the various income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $24.1 million in 2004 to reduce certain of our net deferred Federal, foreign and state tax assets at December 31, 2004, to their estimated net realizable value of $56.8 million. The primary reason for the difference in our effective tax rate from 2003 to 2004 was the effect of worthless stock deduction and increase in valuation allowance.

     Deferred tax assets, net in 2004 increased to $56.8 million from $55.3 million. The increase in deferred tax assets, net was due to a reduction in deferred tax assets of $3.6 million and a reduction in deferred tax liabilities of $5.2 million. The decrease in deferred tax assets was primarily related to our increase in net operating loss carryforwards of $11.9 million as a result of our net loss in 2004, and an increase in deferred tax assets relating to accrued self insurance of $10.6 million offset by a decrease in deferred tax assets relating to goodwill of $2.5 million and an increase in the valuation allowance of $24.1 million for Federal, foreign and state tax assets. The reduction in deferred tax liabilities was primarily due to a decrease in deferred tax liabilities for property and equipment of $1.9 million and a decrease in deferred tax liabilities for accounts receivable retainage differences of $2.7 million.

     Minority interest. Minority interest was $0.3 million or 0.04% of revenue for the year ended December 31, 2004, compared to $0 for the same period in 2003. We entered into a joint venture with a third party at the end of 2003. We own 51% of the company. This subsidiary had net income for the year ended December 31, 2004 which resulted in minority interest.

     Discontinued operations. In the year ended December 31, 2004, we ceased performing contractual services for clients in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation and its net loss is not included in the results of continuing operations in 2004 or 2003. The results of operations for the year ended December 31, 2003 for Brazil have been reclassified to a loss from discontinued operations. During the year ended December 31, 2004, we wrote off approximately $12.3 million and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The net loss for the Brazil subsidiary was $20.2 million and $21.8 million for the years ended December 31, 2004 and 2003, respectively. In November 2004, our subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. During the fourth quarter 2004, we ceased performing services and committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation and its net loss is not included in the results of continuing operations in 2004 or 2003. The results of operations for the year ended December 31, 2003 for Network Services have been reclassified to a loss from discontinued operations. The net loss for the Network Services division was $3.0 million and $6.0 million for the years ended December 31, 2004 and 2003, respectively.

  Comparison of Years Ended December 31, 2003 and 2002

     Revenue. Our revenue was $827.5 for the year ended December 31, 2003 compared to $766.5 million for the same period in 2002, representing an increase of $61.0 million. The increase in revenue was primarily due to the growth in our broadband revenue and, to a lesser extent, growth in business with our energy and government clients. We experienced a 74.5% increase in revenue from broadband customers such as Comcast and DIRECTV® for upgrade construction and residential installation work. Overall revenue from broadband customers grew by $113.3 million in 2003. Revenue from energy clients grew by $35.8 million in 2003 to $198.6 million compared to $162.8 million in 2002 primarily due to new gas pipeline and electrical substation contracts. Our revenue from government work increased by $10.6 million in 2003 compared to 2002 due to an increase in dollar value of projects and expansion of the business into new states in 2003. Our overall 2003 revenue growth was reduced by a $98.8 million decrease in telecommunications revenue. Historically, we have derived a significant amount of our revenue from telecommunications clients. Commencing in the latter part of 2001 and throughout 2002, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our clients filing for bankruptcy protection or experiencing financial difficulties. The downturn resulted in reduced capital expenditures for infrastructure projects, even among clients that did not experience financial difficulties. Revenue from telecommunication clients continued their downward trend in 2003.

     Costs of revenue. Our costs of revenue was $744.6 million or 90.0% of revenue for the year ended December 31, 2003, compared to $683.9 million or 89.2% of revenue for the same period in 2002. Costs of revenue grew in terms of total dollars in 2003 due to the overall increase in revenue and a slight increase in payroll. Costs of revenue in 2003 include $28.7 million in losses incurred on construction projects during the year. These losses arose from project costs that exceeded our expectations for a variety of reasons including internal bid, project management and cost estimation issues, errors in specifications and designs, work outside of original contract scope and customer-caused delays.

     Depreciation. Depreciation was $27.6 million or 3.3% of revenue for the year ended December 31, 2003, compared to $33.8 million or 4.4% of revenue for the same period in 2002, representing a decrease of $6.2 million or 18.3%. In 2003, depreciation expense was reduced by $5.8 million related to the change in estimate in useful lives that occurred on November 30, 2002. In addition, we reduced depreciation expense in 2003 by continuing to reduce capital expenditures, disposing of excess equipment and placing greater reliance on operating leases to meet our equipment needs.

     General and administrative expenses. General and administrative expenses were $70.1 million or 8.5% of revenue for the year ended December 31, 2003 compared to $107.4 million or 14.0% of revenue for the same period in 2002, representing a decrease of $37.3 million or 34.7%. The decrease mainly relates to a decrease of $27.0 million related to our restructuring plan which resulted in the termination of employees, consolidation of facilities, functions and locations, and the recording of restructuring charges in 2002. In addition, bad debt expense included in general and administrative expense declined by approximately $10.8 million from 2002 to 2003. The large provision in 2002 was related to the after effects in 2002 related to clients declaring bankruptcy in 2001 in the telecommunications sector.

     Interest expense. Interest expense, net of interest income, was $19.2 million or 2.3% of revenue for the year ended December 31, 2003, compared to $18.3 million or 2.4% for the same period in 2002 representing an increase of $874,000. Net interest costs grew as our average borrowings increased to support working capital needs. We incur interest expense primarily from our long-term subordinated debt which carries a fixed rate and to a lesser extent on periodic credit line borrowings to meet working capital needs and support various letters of credit.

     Other (expense) income. Other income was $1.2 million in the year ended December 31, 2003 compared to other expense of $10 million for the same period in 2002. Other (expense) income in both years includes a gain on disposal of certain non-core assets and investments. During the year 2002, the gain was offset by a $13.2 million valuation allowance to reduce the carrying value of certain assets held for sale, long lived assets in use and investments. During 2003, the gain was slightly offset by the settlement of litigation of approximately $2.3 million and the write-off of certain non-core assets and investments.

     Income taxes. For 2003 and 2002, our effective tax rates were approximately 25% and 35%, respectively. Our balance sheet as of December 31, 2003, includes a net deferred tax asset of $55.3 million of which $41.9 million relates to federal taxes and the remainder to various state and foreign taxes, net of valuation allowance. The realization of this net deferred tax asset is dependent upon our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize the portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income based upon a prudent and feasible tax planning strategy available to us involving the sale of one of our divisions. However, this tax planning strategy does not appear viable for the purpose of realizing all of the various state income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $3.4 million in 2003 to reduce certain of our net deferred state tax assets at December 31, 2003, to their estimated net realizable value of $55.3 million. We also recorded a valuation provision for state deferred taxes in 2002. However, this 2002 provision was less material to our overall deferred benefit in 2002. The primary reason for the difference in our effective tax rate from 2002 to 2003 was the effect of non-US operations; specifically losses from our operations in Mexico and Brazil for which we recorded no tax benefit.

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

     Discontinued operations. In the year ended December 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. The results of operations for the years ended December 31, 2003 and 2002 have been reclassified to loss from discontinued operations. The net (loss) income for the Brazil subsidiary was $(21.8) million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. The net loss in 2003 was due to a number of labor claims that were brought by ex-employees against our Brazil operations in 2003. We recorded $9.8 million of expense related to employment claims filed in Brazil in the year ended December 31, 2003 which also resulted in increased legal fees. In addition, we reserved $4.1 million in receivable balances due to the uncertainty of collection in 2003. In the year ended December 31, 2004, we also ceased performing services and committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation. The results of operations for the years ended December 31, 2003 and 2002 have been reclassified to loss from discontinued operations. The net loss for the Network Services division was $6.0 million and $17.9 million for the years ended December 31, 2003 and 2002, respectively. The net loss in 2002 included $13.1 million of a one-time, non-cash charge to reduce the carrying value of goodwill related to the cumulative effect of an accounting change upon adoption of SFAS No. 142.

Financial Condition, Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from continuing operations, borrowings under revolving lines of credit, and proceeds from sales of assets and investments. We expect to continue selling vehicles and equipment as we see the need to upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and in good condition. We also expect our annual lease payments to increase as we place greater reliance on operating leases to meet our equipment needs. Interest payments of approximately $7.6 million are due each

February and August under our subordinated debt agreement. In 2004, we purchased a 49% interest in a limited liability company with an established marketing group. The initial investment of $3.7 million will be paid over four quarters which commenced in the third quarter of 2004 with additional contingent payments of up to $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company for the two years following the period after the initial investment is fully funded.

     We anticipate that funds generated from continuing operations, together with borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, letters of credit and debt service obligations for at least the next twelve months.

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

     As of December 31, 2004, we had $134.1 million in working capital compared to $113.4 million as of December 31, 2003. The increase in working capital was due to an increase in inventory and a decrease in current maturities of long-term debt offset by a decrease in accounts receivable. The decrease in accounts receivable was the result of a successful collections effort in the fourth quarter of 2004. The decrease in current maturities of long-term debt resulted in the payoff of all long-term debt obligations except for the 7.75% senior subordinated notes. The increase in inventory was due to the growth in our DIRECTV® business and the fact that in October 2003 DIRECTV® ceased providing inventory on consignment, requiring us to purchase inventory from DIRECTV®. As a result, as our DIRECTV® business increases, our inventory will also increase. Cash and cash equivalents remained consistent from $19.4 million at December 31, 2003 to $19.5 million at December 31, 2004. At December 31, 2004, the cash balance includes $5.0 million in restricted cash related to collateral on our revolving credit facility.

     Net cash provided by operating activities from continuing operations was $5.4 million for the year ended December 31, 2004 compared to $7.0 million for the year ended December 31, 2003. The net cash provided by operating activities from continuing operations in 2004 was primarily related to timing of cash collections from customers and payments to vendors offset by the loss from continuing operations. The net cash provided by operating activities from continuing operations in 2003 was primarily related to the loss from continuing operations offset by timing of cash collections from customers and payments to vendors and receipts of $28.1 million in income tax refunds resulting from losses incurred in 2002.

     Net cash used in investing activities of continuing operations was $4.1 million for the year ended December 31, 2004 compared to cash provided by investing activities of continuing operations of $7.4 million for the year ended December 31, 2003. The net cash used in investing activities from continuing operations in 2004 was related to capital expenditures in the amount of $9.3 million and investment in life insurance policies for our key executive officers of $1.8 million. In addition, we acquired a 49% interest in a company in 2004. Our investment to date amounts to $1.1 million. The payments were offset by net proceeds from sales of assets of $8.1 million. Net cash provided by investing activities from continuing operations in 2003 primarily related to $22.3 million in net proceeds from sales of assets offset by capital expenditures in the amount of $11.0 million and investment in life insurance policies to our key executive officers in the amount of $1.8 million, and approximately $1.9 million in contingent consideration paid related to acquisitions.

     Net cash used in financing activities from continuing operations was $1.0 million for the year ended December 31, 2004 compared to $1.2 million for the year ended December 31, 2003. Net cash used in financing activities from continuing operations was primarily related to issuance of common stock offset by repayments of borrowings and capital lease payments.

     We have a revolving credit facility for our North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of December 31, 2004 and 2003, net availability under the credit facility totaled $25.5 million and $37.9 million, net of outstanding standby letters of credit aggregating $66.8 million and $54.5 million, respectively. At December 31, 2004, $63.3 million of the outstanding letters of credit are issued to support our casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005, and except for Letters of Credit totaling $10.0 million, most have automatic renewal provisions subject to prior notice of cancellation. We had no outstanding draws under the credit facility on December 31, 2004 and 2003. The revolving credit facility matures on January 22, 2007. The revolving credit facility is collateralized by a first priority security interest in substantially all of our North American assets including $5.0 million in restricted cash which is included in cash and cash equivalents at December 31, 2004 and a pledge of the stock of certain of our operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the amount of the total commitment which is unused.

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

     We are required to be in compliance with certain financial covenants measured on a monthly basis. As a result of our net loss for the year ended December 31, 2004, we were not in compliance with a monthly financial covenant, the fixed charge coverage ratio, of the credit facility at December 31, 2004. The credit facility was amended on March 17, 2005 modifying this covenant and other financial covenants and we were in compliance with our amended credit facility’s financial covenants at December 31, 2004. Under the amended agreement, our North American operations must maintain minimum tangible net worth equal to:

•	$45 million at December 31, 2004;

•	$40 million from January 31 through May 31, 2005;

•	$45 million from June 30 through August 31, 2005;

•	$53.5 million from September 30 through November 30, 2005; then

•	$53.5 million beginning December 1, 2005; plus 50% of the consolidated net income of our operations from December 1, 2005 through the date of determination.

     Since April 1, 2004, our North American Operations was also required to maintain a minimum fixed charge coverage ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense plus $1.1 million to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long-term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

     Current ratio requirements are:

Period	Ratio
For the 9 month period ending December 31, 2004	1.50 to 1.00
For each of the 10 and 11 month periods ending January 31 and February 28, 2005	1.15 to 1.00
For each of the 12 month periods ending March 31, April 30 and May 31, 2005	1.20 to 1.00
For each of the 12 month periods ending June 30, July 31, and August 31, 2005	1.25 to 1.00
For each of the 12 month periods ending on September 30, October 31, and November 30, 2005	1.50 to 1.00
For the 12 month period ending on December 31, 2005 and each 12 month period ending on the last day of each calendar month thereafter	2.00 to 1.00

     Based upon our projections for 2005, we believe we will be in compliance with the amended credit facility’s financial covenants for 2005. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and covenants of the amended credit facility, we would be required to obtain further modifications of the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2005 projections and thus may not be in compliance with the amended credit facility’s financial covenants in 2005.

     As of December 31, 2004, we have outstanding $195.9 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our 7.75% senior subordinated notes allows us to incur the following additional indebtedness: the credit facility (up to $150 million), renewals to existing debt permitted under the indenture plus an additional $25 million of indebtedness. The indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if that additional debt has been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit agreement.

     Our credit standing and senior subordinated notes are rated by various agencies. In August 2004, Standard & Poor’s withdrew its rating of our corporate credit, senior secured and subordinated debt. In its press release, Standard & Poor’s stated that the withdrawal was due to insufficient financial information available to support a ratings opinion due to the delays in our Form 10-Q filings in 2004. This withdrawal has not had an impact on our liquidity or ability to obtain necessary financing.

     In 2003, we performed work on undocumented or unapproved change orders or other matters which are being disputed by our clients. We did not recognize this work as revenue in 2003 or in the year ended December 31, 2004. However, expenses for the work associated with these change orders and other matters were included in costs of revenue in 2003 resulting in a 45% decline in our 2003 margins. This has also affected our liquidity since we still have not been paid for the work performed. We have commenced legal action against some of our clients in connection with work performed in 2003. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers for delays we believe were caused by the customer, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Our customers may counterclaim against us for contract damages, liquidated damages and/or indemnification. If the customers can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the customer (including any remaining outstanding accounts receivable from the customer under the contract price) and/or create liabilities for us. Should we be successful in collecting some of these claims we would recognize them as revenue when received. When revenue is recognized the margins will increase during such period of recognition since the costs have already been recorded. However, we may not be successful in collecting any of these claims.

     In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Compliant was filed by Plaintiffs which the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. Plaintiffs contend that our financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of our projects; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at our Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price plaintiffs paid and the stock price plaintiffs believe they should have paid, plus interest and attorney fees. We believe the claims are without merit. We will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses.

     The following table sets forth our contractual commitments as of December 31, 2004 and our anticipated payment obligations during the periods indicated below (in thousands):

	Payments Due By Period
					More than
		Less than			5 Years and
Contractual Obligations (1)	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Senior subordinated notes	$195,915	$—	$—	$195,915	$—
Notes payable for equipment	243	99	132	12	—
Equity investment	2,775	2,775	—	—	—
Capital leases	1,834	497	792	545	—
Operating leases	74,079	28,707	34,600	7,239	3,533
Executive life insurance	17,744	1,784	2,569	2,569	10,822

Total	$292,590	$33,862	$38,093	$206,280	$14,355

     (1) Amounts do not include interest payments. We estimate that we will pay an additional $15.4 million and $15.2 million in 2005 and each of the years between 2006 and 2008, respectively in interest payments for our senior subordinated notes and revolving credit facilities

     Off-balance sheet arrangements

     We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our credit facility and amounted to $66.8 million at December 31, 2004 of which $63.3 million were related to insurance matters and surety bond requirements.

     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a client and the surety paid our client the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2004, performance and payment bonds outstanding on our behalf totaled $117.9 million.

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

Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2003 or 2004. To a lesser extent, we are also affected by increases in fuel costs which increased significantly in 2004 and are expected to continue to increase in 2005.

Recently Issued Accounting Pronouncements

     On December 17, 2003, the staff of the Securities and Exchange Commission published Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) to revise or rescind portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 during December 2003 did not have a material effect on our results of operations or financial position.

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Item 8. Consolidated Financial Statements – Note 1 – Stock Based Compensation for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations.

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. We believe that SFAS 153 will have no significant effect on our financial position, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk

     Less than 5% of our outstanding debt at December 31, 2004 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.1 million (face value) in senior subordinated notes. The carrying value and market value of our debt at December 31, 2004 was $195.9 million and $184.5 million, respectively. Based upon debt balances outstanding at December 31, 2004, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.2 million on an annual basis.

Foreign Currency Risk

     We have an investment in a subsidiary in Canada and sell our services into this foreign market.

     Our foreign currency risk in Mexico was insignificant in 2004.

     Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at December 31, 2004 of U.S. dollar equivalents was $2.7 million.

     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of 2004 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $1.2 million for 2004.

     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2004 (i.e., in addition to actual exchange experience) would have reduced our Canadian currency translated operating loss from $5.5 million to $5.0 million.

     See Note 1 of Notes to Consolidated Financial Statements in Item 8. of this Report for further disclosures about market risk.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
  Shareholders of MasTec, Inc.

     We have audited the accompanying consolidated balance sheet of MasTec, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mastec, Inc’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2005 which expressed a qualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
  Shareholders of MasTec, Inc.

     We have audited the accompanying consolidated balance sheets of MasTec, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003 (as restated — See Note 2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. at December 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 (as restated), in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Miami, Florida

July 23, 2004, except for
Note 10, as to which
the date is March 30, 2005

MASTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002
	As Restated	2003	2004
	(In thousands except per share amounts)
Revenue	$766,467	$827,480	$913,795
Costs of revenue, excluding depreciation	683,855	744,587	828,743
Depreciation	33,760	27,586	17,099
General and administrative expenses	107,446	70,112	74,550
Goodwill impairment	79,710	—	—
Interest expense, net of interest income	18,306	19,180	19,478
Other (expense) income, net	(9,973)	1,242	191

Loss from continuing operations before cumulative effect of change in accounting principle, benefit for income taxes and minority interest	(166,583)	(32,743)	(25,884)
Benefit for income taxes	59,345	8,303	—
Minority Interest	—	—	(333)

Loss from continuing operations before cumulative effect of change in accounting principle	(107,238)	(24,440)	(26,217)
Cumulative effect of change in accounting principle	(12,596)	—	—

Net loss from continuing operations	(119,834)	(24,440)	(26,217)
Discontinued operations:
Loss on write-off of assets of discontinued operations, net	—	—	(19,165)
Loss from discontinued operations, net of tax	(16,722)	(27,859)	(4,055)

Net loss	$(136,556)	$(52,299)	$(49,437)

Basic and diluted net loss per share:
Continuing operations	$(2.50)	$(.51)	$(.54)
Discontinued operations	(0.35)	(.58)	(.48)

Total basic and diluted net loss per share	$(2.85)	$(1.09)	$(1.02)

Basic and diluted weighted average common shares outstanding	47,922	48,084	48,382

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(2.59)	$(1.09)	$(1.02)
Cumulative effect of change in accounting principle	(0.26)	—	—

Basic and diluted net loss per share	$(2.85)	$(1.09)	$(1.02)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(In thousands, except shares)
Assets
Current assets:
Cash and cash equivalents	$19,415	$19,548
Accounts receivable, unbilled revenue and retainage, net	208,211	200,743
Inventories	32,781	45,293
Income tax refund receivable	4,667	2,846
Prepaid expenses and other current assets	31,801	43,828

Total current assets	296,875	312,258
Property and equipment, net	85,832	69,303
Goodwill	150,984	138,640
Deferred taxes, net	55,083	50,732
Other assets	39,489	33,085

Total assets	$628,263	$604,018

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of debt	$4,709	$99
Accounts payable	100,698	113,333
Other current liabilities	78,108	64,696

Total current liabilities	183,515	178,128
Other liabilities	31,974	38,678
Long-term debt	196,956	196,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 48,222,000 in 2003 and 48,597,000 in 2004	4,822	4,860
Capital surplus	349,823	353,033
Accumulated deficit	(117,847)	(167,284)
Accumulated other comprehensive (loss) income	(20,980)	544

Total shareholders’ equity	215,818	191,153

Total liabilities and shareholders’ equity	$628,263	$604,018

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

				Retained	Accumulated
				Earnings	Other
	Common Stock		Capital	(Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Surplus	Deficit)	(Loss) Income	Total	Income (Loss)
Balance December 31, 2001, as restated	47,905	$4,791	$348,022	$71,008	$(20,006)	$403,815	$—
Net loss, as restated	—	—	—	(136,556)	—	(136,556)	$(136,556)
Foreign currency translation adjustment	—	—	—	—	(4,556)	(4,556)	(4,556)

Comprehensive loss for period							$(141,112)

Stock issued, primarily for stock options exercised	101	10	297	—	—	307

Balance December 31, 2002, as restated	48,006	$4,801	$348,319	$(65,548)	$(24,562)	$263,010
Net loss	—	—		(52,299)	—	(52,299)	$(52,299)
Foreign currency translation adjustment	—	—	—	—	3,582	3,582	3,582

Comprehensive loss for period							$(48,717)

Stock issued, primarily for stock options exercised	216	21	1,061	—	—	1,082
Tax benefit resulting from stock option plan	—	—	443	—	—	443

Balance December 31, 2003	48,222	$4,822	$349,823	$(117,847)	$(20,980)	$215,818
Net loss	—	—	—	(49,437)	—	(49,437)	$(49,437)
Foreign currency translation adjustment	—	—	—	—	21,524	21,524	21,524

Non cash stock compensation	—	—	605	—	—	605	—
Comprehensive loss for period							$(27,913)

Stock issued, primarily for stock options exercised	375	38	1,840	—	—	1,878
Tax benefit resulting from stock option plan	—	—	765	—	—	765

Balance December 31, 2004	48,597	$4,860	$353,033	$(167,284)	$544	$191,153

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002
	As Restated	2003	2004
		(In thousands)
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(119,834)	$(24,440)	$(26,217)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	34,643	28,220	17,588
Non-cash stock and restricted stock compensation expense	—	—	644
(Gain) loss on disposal of assets and investments	(5,441)	(5,562)	(161)
Provision for doubtful accounts	15,088	4,278	5,086
Write-down of assets	20,375	—	2,020
Income tax refunds	53,414	28,121	176
Provision for inventory obsolescence	5,203	1,837	902
Cumulative change in accounting principle, net	12,596	—	—
Goodwill impairment	79,710	—	—
Minority interest	—	—	333
Deferred income tax benefit	(51,844)	(5,140)	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	29,568	(31,678)	(240)
Inventories	(8,484)	(11,997)	(13,786)
Other assets, current and non-current portion	(17,181)	(14,736)	(2,211)
Accounts payable	(4,951)	34,404	13,763
Other liabilities, current and non-current portion	11,911	3,687	7,509

Net cash provided by operating activities of continuing operations	54,773	6,994	5,406

Cash flows (used in) provided by investing activities of continuing operations:
Capital expenditures	(18,925)	(10,961)	(9,310)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(17,269)	(1,861)	—
Investments in unconsolidated companies partner	—	(275)	(1,092)
Investment in life insurance policies	(1,840)	(1,803)	(1,785)
Net proceeds from sale of assets and investments	13,891	22,253	8,065

Net cash (used in) provided by investing activities of continuing operations	(24,143)	7,353	(4,122)

Cash flows used in financing activities of continuing operations:
Repayments proceeds from revolving credit facilities, net	(70,693)	1,309	—
Proceeds repayments from other borrowings, net	(414)	(510)	(3,283)
Payments of capital lease obligations		(3,068)	(363)
Proceeds from issuance of common stock	310	1,082	2,643

Net cash used in financing activities of continuing operations	(70,797)	(1,187)	(1,003)

Net (decrease) increase in cash and cash equivalents	(40,167)	13,160	281

Net effect of translation on cash	2,465	(1,922)	432
Cash and cash equivalents—beginning of period	48,478	8,730	19,415
Cash used in discontinued operations	(2,046)	(553)	(580)

Cash and cash equivalents—end of period	$8,730	$19,415	$19,548

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,576	$15,504	$17,643
Income taxes	$1,555	$155	$68

Supplemental non-cash disclosures:
Investment in unconsolidated companies	—	—	$2,775

     As of December 31, 2002, approximately $1.9 million was accrued for contingent consideration earned in that year for acquisitions consummated in prior periods. The Company subsequently paid the $1.9 million contingent consideration amounts during the years ended December 31, 2003.

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

     In connection with the filing of its Annual Report on Form 10-K for 2003, the Company restated its 2002 financial statements as discussed in Note 2. All 2002 amounts in the financial statements reflect these restatements.

     The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

     Management estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ from these estimates.

     Principles of consolidation. The consolidated financial statements include MasTec and its subsidiaries. The Company entered into a joint venture with a third party at the end of 2003 in which the Company owns a 51% interest. Other parties’ interests in consolidated entities are reported as minority interests. All intercompany accounts and transactions have been eliminated in consolidation.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the 2004 presentation. In addition, as discussed in Note 10, the Company ceased doing business in Brazil and in Network Services in 2004. Accordingly, the net loss for these entities in 2002 and 2003 have been reclassified to loss from discontinued operations in the Company’s consolidated statements of operations.

     Comprehensive loss. Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments.

     Revenue recognition. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some service agreements that are billed on a fixed fee basis. Under the Company’s fixed fee master service and similar type service agreements the Company furnishes various specified units of service for a separate fixed price per unit of service. The Company recognizes revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company also immediately recognizes the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.

     The Company recognizes revenue on unit based construction/installation projects using the units-of-delivery method. The Company’s unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. For certain clients with unit based construction/installation contracts the Company recognizes revenue after the service is performed and work orders are approved toensure that collectibility is probable from these clients. Revenue from completed work orders not collected in accordance with the

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

payment terms established with these clients is not recognized until collection is assured.

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

          The Company’s clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as all materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. The Company is only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor does the Company have any risk associated with customer furnished materials. The Company’s clients retain the financial and performance risk of all customer furnished materials.

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

     Basic and diluted net loss per share. Basic net loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per common share include the dilutive effect of stock options using the treasury stock method. Potentially dilutive shares for the years ended December 31, 2002, 2003 and 2004, of approximately 74,000 shares, 479,000 shares and 593,000 shares, respectively, were not included in the diluted per share calculation because their effect would be anti-dilutive. Accordingly, for the years ended December 31, 2002, 2003 and 2004, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. All short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash related to collateral of the revolving credit facility is also included in cash and cash equivalents.

     Inventories. Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued using the weighted average-cost method and are stated at the lower of cost or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Inventory reserves are determined based upon the specific facts and circumstances for each project and market conditions. During 2002, 2003 and 2004, the Company recorded a provision for inventory obsolescence of $5.2 million, $1.8 million and $900,000, respectively, in “Costs of revenue” in the Consolidated Statements of Operations.

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

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense.

     Deferred financing costs. Deferred financing costs related to the Company’s revolving credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $5.1 million and $4.2 million at December 31, 2003 and 2004, respectively.

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

     Intangibles and other long lived assets. Long-lived assets and goodwill are recorded at the lower of carrying value or estimated fair value. Intangibles are amortized on a straight line basis over their definite useful life. Long-lived assets are depreciated using the straight-line method over the shorter of the useful lives (five to forty years) or lease terms (five to seven years for leasehold improvements) of the respective assets. Repairs and maintenance on such items are expensed as incurred.

     Management assesses the impairment of intangibles long-lived assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     The Company follows the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142’). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. Effective January 1, 2002, we adopted SFAS No. 142 resulting in a write-down of our goodwill, net of tax, in the amount of $25.7 million, which is reflected in the consolidated financial statements as a cumulative effect of a change in accounting principle as discussed in Note 3. Impairment losses subsequent to adoption are performed during the fourth quarter of each year starting in 2002 and are reflected in operating income or loss in the consolidated statement of operations. During the fourth quarter of 2002, the Company recorded an additional impairment charge of $79.7 million which is reflected in operating losses in the consolidated statement of operations for the year ended December 31, 2002. No impairment charges were recorded in 2003 and 2004 in connection with the annual review. In connection with the abandonment of the Brazil subsidiary as discussed in Note 10, the Company wrote off goodwill associated with this reporting entity in the year ended December 31, 2004 in the amount of $12.3 million which is included in the loss from discontinued operations.

     The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss or review its depreciation policies as may be appropriate. The Company records impairment losses resulting from such abandonment in operating income. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Write-downs to fair value less costs to sell are reported above the operating income line as other expense. See Note 6 for discussion of impairment losses recognized in 2002, 2003 and 2004.

     Accrued insurance. The Company maintains insurance policies subject to per claim deductibles of $2 million for our workers’ compensation and general liability policies and $3 million for our automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages up to $100 million per claim and in the aggregate. The liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, historical trends and our reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

     Equity investments. The Company has one common stock investment which the Company accounts for by the equity method because the Company owns between 20% and 50% of the common stock and the Company has a non-controlling ownership interest. The Company’s share of its earnings or losses in this investment is included in the consolidated statements of operations. As of December 31, 2004 the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.

     In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which clarified some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) and exempted certain entities from its requirements. FIN 46R was effective on March 31, 2004. The Company has considered the provisions of FIN 46R for this investment and believes it will not be necessary to include in the consolidated financial statements any assets, liabilities or activities of this investment. [A description of the Company’s equity investment and the related transactions between the Company and this investee is discussed in Note 12.]

     Stock based compensation. The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

     The Company has reflected below the 2002, 2003 and 2004 net loss and the pro forma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2003 and 2004, respectively: a five, seven and seven year expected life; volatility factors of 74%, 76%, and 80%; risk-free interest rates of 3.0%, 3.0% and 3.6%; and no dividend payments. The required pro forma disclosures are as follows: (in thousands, except per share data)

	2002
	As Restated	2003	2004
Net loss, as reported	$(136,556)	$(52,299)	$(49,437)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(5,390)	(4,092)	(8,734)

Pro forma net loss	$(141,946)	$(56,391)	$(58,171)

Basic and diluted loss per share:
As reported	$(2.85)	$(1.09)	$(1.02)
Pro forma	$(2.96)	$(1.17)	$(1.20)

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the period of the restrictions. Unearned compensation for performance-based options and restricted stock is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

     Fair value of financial instruments. The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At December 31, 2003 and 2004, the fair value of senior subordinated notes was $204.7 million and $184.5 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

     New accounting pronouncements. On December 17, 2003, the staff of the Securities and Exchange Commission (the “SEC”) published Staff Accounting Bulletin 104, “Revenue Recognition,” (“SAB 104”) to revise or rescind portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. The adoption of SAB 104 during December 2003 did not have a material effect on the Company’s results of operations or financial position.

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 – Stock Based Compensation for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on the results of operations.

     In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”). This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. We believe that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

Note 2 — Restatement of Financial Statements

2002 Financial Statement Restatement

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     In connection with the audit of the 2003 financial statements and filing the 2003 Annual Report on Form 10-K, the Company identified errors in amounts previously reported in its financial statements for the year ended December 31, 2002. The Company made an error in determining the ability to realize approximately $4.9 million of its net deferred tax assets at December 31, 2002 relating to certain state income taxes. Understatements were also identified for errors in computing self-insurance reserves at December 31, 2000, 2001 and 2002 and insurance claims payments for 2002 made in 2003 that were not accrued as of December 31, 2002. Insurance expense was increased for the year ended December 31, 2002 in the amount of $4.7 million ($2.9 million, net of tax). The Company therefore decided that it would be appropriate to restate its financial information beginning with the year ended December 31, 2000 and including its annual financial statements for 2001 and 2002.

     The following table sets forth the impact of its restatements on certain amounts previously reported in the Consolidated Financial Statements as of and for the year ended December 31, 2002:

	2002	2002
	As Reported	As Restated *
	(In thousands)
Balance Sheet
Deferred tax asset, net	$40,271	$39,206
Total assets	623,792	622,681
Accounts payable	63,492	67,399
Other current liabilities	65,696	67,412
Total current liabilities	130,395	136,018
Other liabilities	22,214	26,218
Accumulated deficit	(54,810)	(65,548)
Total shareholders’ equity	273,748	263,010
Total liabilities and shareholders’ equity	$623,792	$622,681

	2002	2002
	As Reported	As Restated*
Statement of Operations
Revenue	$838,055	$838,055
Costs of revenue, excluding Depreciation	745,178	749,422
General and administrative expenses	118,278	118,750
Loss before cumulative effect of change in accounting principle and benefit for income taxes	(168,608)	(173,324)
Benefit for income taxes	65,473	62,439
Net loss before cumulative effect of change in accounting principle	(103,135)	(110,885)
Net loss	$(128,806)	$(136,556)
Basic and diluted loss per share	$(2.69)	$(2.85)

* Before effect of reclassifying 2002 results of operations of the Brazil and Network Services Operations to loss from discontinued operation discussed in Note 10.

Deferred tax asset

     During the 2002 financial statement audit, MasTec prepared a tax strategy to support the carrying value of its deferred tax asset. This tax strategy did not consider the separate components of state taxes and federal taxes. During the 2003 financial statement audit, the Company considered, for the first time, the issue of whether the tax strategy was sufficient to support a certain portion of the deferred tax asset related to state taxes. Under this revised analysis considering the impact of state taxes as well as federal taxes, MasTec determined that its reserves for 2002 and 2003 were understated. Specifically, the Company determined that the estimated gain from the sale of certain assets and expected revenue apportioned to each state would be insufficient to offset losses in certain states. MasTec therefore restated its 2002 financial statements to record a valuation allowance against the deferred tax asset in the amount of $4.9 million.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Note 3 — Goodwill and Other Intangible Assets

     SFAS No. 142 requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.

     The Company continues to amortize identifiable intangible assets that have a definite useful life. These consist exclusively of non-compete agreements that expire in 2010. Total amortization expense related to these non-compete agreements was $0.5 million, $0.6 million and $0.5 million in 2002, 2003 and 2004, respectively. The remaining balance of $1.1 million at December 31, 2004 will be amortized at a rate of $0.2 million per year.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. Upon adoption of SFAS No. 142 in the first quarter of 2002, we recorded a one-time, non-cash charge of approximately $25.7 million net of $13.8 million tax benefit to reduce the carrying value of our goodwill. This charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations of which $13.1 million has been reclassified to discontinued operations. (See Note 10). The SFAS No. 142 goodwill impairment recorded in the first quarter is associated with goodwill resulting from the acquisition of various inside plant infrastructure businesses and is based on discounting our projected future cash flows for these companies.

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

     During the fourth quarter of 2003 and 2004, the Company performed its annual review of goodwill for impairment. No impairment charge for 2003 and 2004 was required as a result of this review. In connection with the abandonment of the Brazil subsidiary as discussed in Note 10, the Company wrote off goodwill in the year ended December 31, 2004 in the amount of $12.3 million.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 4 — Other Assets and Liabilities

     Prepaid expenses and other current assets as of December 31, 2003 and 2004 consisted of the following (in thousands):

	2003	2004
Deferred tax assets	$208	$6,107
Notes receivable	3,890	2,511
Non-trade receivables	7,374	22,164
Other investments and assets held for sale	7,712	5,884
Prepaid expenses and deposits	7,239	5,931
Other	5,378	1,231

Total prepaid expenses and other current assets	$31,801	$43,828

     Other non-current assets consist of the following as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Long-term receivables, including retainage	$10,696	$4,694
Equity investment	—	3,780
Investment in real estate	1,683	1,683
Long-term portion of deferred financing costs, net	3,639	2,414
Cash surrender value of insurance policies	4,691	5,279
Non-compete agreement, net	1,572	1,080
Insurance escrow	7,219	7,083
Other	9,989	7,072

Total	$39,489	$33,085

     Other current and non-current liabilities consist of the following as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Current liabilities
Accrued compensation	$21,459	$15,090
Accrued insurance	13,127	16,691
Accrued interest	6,458	6,329
Accrued restructuring	600	212
Accrued losses on contracts	7,482	2,638
Accrued guaranteed equity investment	—	2,775
Accrued labor claims	10,336	—
Due to subcontractors	5,611	8,948
Other	13,035	12,013

Total	$78,108	$64,696

	2003	2004
Non-current liabilities
Accrued insurance	$24,524	$33,751
Minority interest	434	333
Other	7,016	4,594

Total	$31,974	$38,678

Note 5 — Accounts Receivable

     Accounts receivable, classified as current, consist of the following (in thousands):

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2003	2004
Contract billings	$188,593	$183,873
Retainage	15,252	13,533
Unbilled revenue	33,210	23,297

	237,055	220,703
Less allowance for doubtful accounts	28,844	19,960

Accounts receivable, net	$208,211	$200,743

     Retainage, which has been billed but is not due until completion of performance and acceptance by clients, is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

     Activity for the allowance for doubtful accounts is as follows (in thousands):

	For the Year Ended
	December 31,
	2003	2004
Allowance for doubtful accounts at beginning of year	$25,843	$28,844
Provision for doubtful accounts from continued operations	4,278	5,086
Provision for doubtful accounts from discontinued operations	4,517	—
Amounts charged against the allowance	(5,794)	(13,970)

Allowance for doubtful accounts at end of year	$28,844	$19,960

Note 6 — Property and Equipment

     Property and equipment including property and equipment under capital leases, is comprised of the following as of December 31, 2003 and 2004 (in thousands):

			Estimated
			Useful Lives
	2003	2004	(In Years)
Land	$5,235	$5,235
Buildings and leasehold improvements	9,642	9,736	5 - 40
Machinery and equipment	212,613	176,531	2 - 15
Office furniture and equipment	38,415	33,224	3 - 5

	265,905	224,726
Less accumulated depreciation	(180,073)	(155,423)

	$85,832	$69,303

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

     A review of the carrying value of property and equipment was conducted during the fourth quarter of 2002 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This review was conducted in connection with the Company’s plan of exiting businesses that did not have adequate revenue or margins to support the desired level of profitability and consideration of changes in the business environment which caused change in the extent and manner in which these assets were being used. Depreciation expense was reduced by $5.8 million and $5.9 million for the years ended December 31, 2003 and 2004, respectively, from the amount of expense which would had been reported using the previous useful lives as a result of the change in estimate.

     An impairment loss for the years ended December 31, 2002, 2003 and 2004 of $12.8 million, $0.9 million and $2.0 million, respectively, has been recognized and is presented in other (expense) income in the accompanying Consolidated Statements of Operations, for property and equipment whose carrying value was not recoverable (carrying value exceeded undiscounted cash flows

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

expected to result from the use and eventual disposition of the assets) and exceeded its fair market value. In 2002, fair market value was determined by independent valuations. In 2003 and 2004, fair market value was based on disposals of similar assets.

Note 7 — Debt

     Debt is comprised of the following at December 31, 2003 and 2004 (in thousands):

	2003	2004
Revolving credit facility at LIBOR plus 3.25% (5.25%) and the bank’s prime rate plus 1.75% (7%) for 2003 and 2004, respectively	$—	$—
7.75% senior subordinated notes due February 2008	195,887	195,915
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	1,418	243
Other revolving debt	4,360	—

Total debt	201,665	196,158
Less current maturities	(4,709)	(99)

Long-term debt	$196,956	$196,059

Revolving Credit Facility

     The Company has a revolving credit facility for North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of December 31, 2003 and 2004, net availability under the credit facility totaled $37.9 million and $25.5 million net of outstanding standby letters of credit aggregating $54.5 million and $66.8 million, respectively. At December 31, 2004, $63.3 million of the outstanding letters of credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005, and except for Letters of Credit totaling $10.0 million, most have automatic renewal provisions subject to prior notice of cancellation. The Company had no outstanding draws under the credit facility at December 31, 2004 and 2003. The revolving credit facility matures on January 22, 2007. The revolving credit facility is collateralized by a first priority security interest in substantially all of the Company’s North American assets, including $5.0 million in restricted cash which is included in cash and cash equivalents at December 31, 2004 and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the amount of the total commitment which is unused.

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

     The Company is required to be in compliance with certain financial covenants measured on a monthly basis. As a result of the Company’s net loss for the year ended December 31, 2004, the Company was not in compliance with a monthly financial covenant, at fixed charge coverage ratio, of the credit facility at December 31, 2004. The credit facility was amended on March 17, 2005 modifying this covenant and other financial covenants and the Company was in compliance with its amended credit facility’s financial covenants at December 31, 2004. Under the amended agreement, the Company’s North American operations must maintain minimum tangible net worth equal to:

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•	$45 million at December 31, 2004;

•	$40 million from January 31 through May 31, 2005;

•	$45 million from June 30 through August 31, 2005;

•	$53.5 million from September 30 through November 30, 2005; then

•	53.5 million beginning December 1, 2005; plus 50% of the consolidated net income of our operations from December 1, 2005 through the date of determination.

     Since April 1, 2004, the Company’s North American Operations was also required to maintain a minimum fixed charge coverage ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense plus $1.1 million to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

Period	Ratio
For the 9 month period ending December 31, 2004	1.50 to 1.00
For each of the 10 and 11 month periods ending January 31and February 28, 2005	1.15 to 1.00
For each of the 12 month periods ending March 31, April 30 and May 31, 2005	1.20 to 1.00
For each of the 12 month periods ending June 30, July 31, and August 31, 2005	1.25 to 1.00
For each of the 12 month periods ending on September 30, October 31, and November 30, 2005	1.50 to 1.00
For the 12 month period ending on December 31, 2005 and each 12 month period ending on the last day of each calendar month thereafter	2.00 to 1.00

     Based upon the Company’s projections for 2005, the Company believes they will be in compliance with the amended credit facility’s financial covenants for 2005. The Company is dependent upon borrowings and letters of credit under this credit facility to fund operations. Should the Company be unable to comply with the terms and covenants of the amended credit facility, it would be required to obtain further modifications of the credit facility or another source of financing to continue to operate. The Company may not be able to achieve its 2005 projections and thus may not be in compliance with the amended credit facility’s financial covenants in 2005.

     The Company’s variable rate credit facility exposes it to interest rate risk. However, the Company had no borrowings outstanding under the credit facility at December 31, 2004.

Senior Subordinated Notes

     The Company has a $196.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually, of which $195.9 million, net of discount, is outstanding as of December 31, 2004. The notes are redeemable, at the company’s option at 102.583% of the principal amount during the twelve-month period beginning February 1, 2004, 101.292% during the twelve-month period beginning February 1, 2005, and 100% annually thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility.

     The Company had no holdings of derivative financial or commodity instruments at December 31, 2004.

     The maturities of long-term debt obligations (excluding capital leases) as of December 31, 2004, are as follows (in thousands):

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2005	$99
2006	76
2007	56
2008	195,925
2009 and thereafter	2

Total	$196,158

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

     The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. The plan resulted in a pre-tax charge to operations of $3.7 million in 2002. The involuntary terminations impacted both the salaried and hourly employee groups. The total employees impacted were approximately 1,025. As of December 31, 2004, all employees have been terminated and virtually all severance and benefit costs have been paid. Approximately 25 facilities were closed during 2002 as part of the program in which some of the assets were sold, while other assets were retained and transferred to other locations. These facility closures were not accounted for as discontinued operations due to these facilities not representing separate components of the Company’s business for which cash flows could be clearly defined. The Company also continues to be involved in the markets in which these 25 facilities operated. As of December 31, 2004, remaining obligations under existing lease agreements for closed facilities amounted to approximately $0.2 million.

     In addition to the costs noted above, the Company paid a consulting firm approximately $4.6 million to assist in preparing the plan, all of which was expensed in 2002 as the plan was complete as of December 31, 2002. Valuation allowances and impairment losses related to property and equipment totaling $12.8 million were recorded in connection with the restructuring plan (see Note 6).

     The following is a reconciliation of the restructuring accruals as of December 31, 2004 (in thousands):

Accrued Costs at December 31, 2003	$600
Cash payments	(388)

Accrued costs at December 31, 2004	$212

Note 9 — Lease Commitments

     The Company has operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $18.5 million, $21.2 million and $18.7 million, respectively.

     The Company also has capital lease agreements for equipment that expire on various dates.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Minimum future lease commitments under non-cancelable operating leases and future minimum capital lease payments, including effect of escalation clauses in effect at December 31, 2004 were as follows (in thousands):

	Operating	Capital
	Leases	Leases
2005	$28,707	$497
2006	21,420	429
2007	13,180	363
2008	4,813	363
2009	2,426	182
Thereafter	3,533	—

Total minimum lease payments	$74,079	$1,834

Less amounts representing interest		251

		$1,583
Less current portion		497

		$1,086

     For leases with purchase options, the option to purchase equipment is at estimated fair market value. We have non-cancelable subleases for certain capital leases which are recorded in other assets. Future minimum leases received from subleases through January 2010 aggregated $3.9 million as of December 31, 2004.

Note 10 – Discontinued Operations

     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, the Company wrote off approximately $12.3 million in goodwill [see Note 3] and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The results of operations for the years ended December 31, 2002 and 2003 have been reclassified to loss from discontinued operations. The net income for the Brazil subsidiary was $1.2 million in the year ended December 31, 2002 and the net loss for Brazil was $21.8 million and $20.2 million for the years ended December 31, 2003 and 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

     The following table summarizes the assets and liabilities of our Brazil operations as of December 31, 2003 and 2004 (in thousands):

	December 31,	December 31,
	2003	2004
Current assets	$7,755	$290
Non current assets	2,244	—
Current liabilities	(21,886)	(19,455)
Non current liabilities	(1,334)	(2,170)
Accumulated foreign currency translation	(21,091)	(21,335)

     The following table summarizes the results of operations for our Brazil operations (in thousands):

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2002	2003	2004
Revenue	$41,773	$18,761	$—
Cost of revenue	(37,110)	(20,846)	(5)
Operating expenses	(3,393)	(18,877)	(1,046)
Income (loss) from operations before (provision) benefit for income taxes and minority interest	1,270	(20,962)	(1,051)
(Provision) Benefit for income taxes	58	(2,584)	—
Minority interest	137	(1,708)	—

Net income (loss)	$1,191	$(21,838)	$(1,051)

     During the fourth quarter 2004, we ceased performing services and committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation. The results of operations for the years ended December 31, 2002 and 2003 have been reclassified to loss from discontinued operations. The net loss for the Network Services division was $17.9 million, $6.0 million and $3.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

     The following table summarizes the assets and liabilities of our Network Services as of December 31, 2003 and 2004 (in thousands):

	December 31,	December 31,
	2003	2004
Current assets	$4,063	$4,464
Non current assets	1,106	27
Current liabilities	5,278	2,753
Non current liabilities	—	—
Shareholder’s deficit	109	1,738

     The following table summarizes the results of operations for our Network Services operations (in thousands):

	2002	2003	2004
Revenue	$29,815	$24,006	$17,046
Cost of revenue	(28,457)	(27,728)	(16,435)
Operating and other expenses	(9,232)	(5,821)	(3,614)

Loss from operations before benefit for income taxes and cumulative effect of accounting change	$(7,874)	$(9,543)	$(3,003)
Cumulative effect of accounting change	(13,075)	—	—
Benefit for income taxes	3,036	3,522	—

Net loss	$(17,913)	$(6,021)	$(3,003)

Note 11 — Retirement and Stock Option Plans

     We have a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. Our matching contributions in the form of Company Common Stock charged to earnings were approximately $806,000 for the year ended December 31, 2002. We did not match employee contributions in 2003 and 2004 but may, at the Board of Director’s discretion, do so in the future.

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

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     We have seven stock option plans in effect as of December 31, 2004: the 1994 Stock Incentive Plan (the “1994 Plan”), the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 1997 Annual Incentive Compensation Plan (the “1997 Incentive Plan”), the 1997 Non-Qualified Employee Stock Purchase Plan (the “1997 Plan”), the Non-Employee Directors’ Stock Plan, the 1999 Non-Qualified Option Plan (the “Non-Qualified Plan”), the 2003 Employee Stock Incentive Plan (the “2003 Plan”) and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees (the “2003 Non-Employee Plan”) and individual option agreements. Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years after grant and terminate no later than 10 years from the date of grant.

     The 2003 Non-Employee Plan was adopted in April 2003 and authorized granting of restricted stock to non-employees. The Company has reserved 1,000,000 shares of common stock for grant under the 2003 Non-Employee Plan which covers stock options or restricted stock awards. The Company grants restricted stock which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the period of the restrictions. Unearned compensation for the restricted stock is shown as a reduction of stockholders’ equity in the consolidated balance sheets. The Company approved the issuance of restricted stock to the board of directors in 2005 with grant dates in 2004. Therefore, the Company recorded a non-cash stock compensation expense and a liability in the year ended December 31, 2004 in the amount of approximately $39,000 based on the market price at the date of grant.

     Under these plans there were a total of 815,855, 7,590,793 and 7,453,209 options available for grant at December 31, 2002, 2003 and 2004, respectively. The 1994 Plan and the Directors Plan expired in 2004. In addition, there are 241,450 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $2.56 to $17.67 with terms up to 10 years. The 1997 Plan also allows eligible employees to purchase common stock of the company through payroll deductions or in a lump sum at a 15% discount from fair market value. The amount of compensation expense related to these transactions is immaterial.

     The following is a summary of all stock option transactions during the periods indicated:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding December 31, 2001	6,725,387	$17.18
Granted	933,500	5.41
Exercised	—	—
Canceled	(622,275)	22.50

Outstanding December 31, 2002	7,036,612	$15.32
Granted	2,812,000	7.28
Exercised	(171,176)	4.67
Canceled	(393,556)	19.23

Outstanding December 31, 2003	9,283,880	$12.91
Granted	610,500	9.01
Exercised	(343,839)	5.38
Canceled	(588,511)	13.64

Outstanding December 31, 2004	8,962,030	$12.84

     The following tables summarize information about stock options outstanding:

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	As of December 31, 2004
	Stock Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
$2.0050 - $2.2150	376,499	5.29	$2.0552	92,840	$2.0550
$2.2151 - $3.3400	150,000	4.62	$3.3400	100,000	$3.3400
$3.3401 - $4.8600	436,667	3.09	$4.4409	386,435	$4.3938
$4.8601 - $7.0900	764,106	6.55	$5.5908	377,065	$5.7896
$7.0901 - $10.5600	2,179,816	7.06	$8..2993	981,101	$8..9504
$10.5601 - $15.5833	2,587,860	3.95	$13.3136	2,211,260	$13.1260
$15.5834 - $21.0417	1,703,901	4.53	$19.3286	1,703,901	$19.3286
$21.0418 - $28.5000	525,921	2.39	$26.8849	517,654	$26.8864
$28.5001 - $36.8750	232,010	1.48	$33.3335	232,010	$33.3335
$36.8751 - $45.0833	5,250	2.38	$44.0120	5,250	$44.0120

$2.0050 - $45.0833	8,962,030	4.91	$12.8396	6,607,516	$14.6839

     As of December 31, 2004, we had 6,607,516 options which were exercisable at a weighted average exercise price of $14.68 per share. As of December 31, 2003, we had 5,899,561 options which were exercisable at a weighted average exercise price of $15.78 per share.

Note 12 – Equity Investment

     In September 2004, MasTec purchased a 49% interest in a limited liability corporation with an established marketing group. The Company’s payments for its interest are due quarterly over three years beginning in September 2004. Equity payments fluctuate based on the venture’s sales. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self sufficient. The Company expects this venture will be able to fully fund its own operating capital requirements by mid- to late 2005. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales. The initial investment of $3.7 million will be paid over four quarters which commenced in the third quarter of 2004 with additional contingent payments of up to $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company for the two years following the period after the initial investment is fully funded.

     As of December 31, 2004, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.

     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the operational policies of the Company. As of December 31, 2004, the Company had an investment balance of approximately $3.7 million in relation to this investment with a corresponding liability related to the outstanding commitment which is included in other assets and other liabilities in the accompanying consolidated balance sheet. Based upon the lack of significance to the financial information of the Company, no summary financial information for this equity investment has been provided.

Note 13 — Income Taxes

     The benefit for income taxes before cumulative change in accounting principle consists of the following (in thousands):

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2002
	As Restated	2003	2004
Current:
Federal	$(2,497)	$315	$2,312
Foreign	557	(2,237)	(1,015)
State and local	(2,680)	4,858	251

	(4,620)	2,936	1,548

Deferred:
Federal	(51,258)	(8,888)	(2,267)
Foreign	(444)	(562)	1,015
State and local, net of valuation provisions	(3,023)	(1,789)	(296)

	(54,725)	(11,239)	(1,548)

Benefit for income taxes	$(59,345)	$(8,303)	$—

     The tax effects of significant items comprising our net deferred tax asset as of December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Deferred tax assets:
Non-compete	$4,188	$3,709
Bad debts	8,839	8,080
Accrued self insurance	8,559	19,143
Operating loss and tax credit carry forward	61,532	73,390
Other	3,117	4,853
Goodwill	6,500	3,972
Valuation Allowance	(8,289)	(32,349)

Subtotal	84,446	80,798
Deferred tax liabilities:
Accounts receivable retainage	9,365	6,642
Property and equipment	12,225	10,301
Basis differences in acquired assets	418	409
Other	7,147	6,607

Total deferred tax liabilities	29,155	23,959

Net deferred tax asset	$55,291	$56,839

     At December 31, 2004, the Company has approximately $159.7 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. The Company has net operating loss carryforwards for U.S. state and local purposes that expire from 2005 to 2024. Additionally, the Company has approximately $4.9 million of net operating loss carryforwards for Canadian income tax purposes that expire beginning in 2010.

     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2003 and 2004, valuation allowances of $8.3 million and $32.3 million have been recorded.

     A reconciliation of U.S. statutory federal income tax expense on the loss before cumulative effect of change in accounting principle and benefit for income taxes is as follows:

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2002
	As Restated	2003	2004
U.S. statutory federal rate applied to pretax loss	(35)%	(35)%	(35)%
State and local income taxes	(5)	(2)	(8)
Amortization and impairment	—	—	—
Non-deductible expenses	—	1	4
Effect of non U.S operations	—	1
Worthless stock deduction	—	—	(52)
Other	2	—	3
Valuation allowance for deferred tax assets	3	10	88

Benefit for income taxes	(35)%	(25)%	0%

Note 14 — Operations by Geographic Areas and Segments

     The Company operates in one reportable segment as a specialty trade contractor. The Company provides services in the telecommunications, broadband (including cable, satellite and high speed internet), energy, traffic control and homeland security systems markets.

     Revenue by customer industry group reflecting the revenue reclassification to discontinued operations is as follows:

	Year Ended December 31,
	2002
	As Restated	2003	2004
	(In thousands)
Telecommunications	$329,855	$231,263	$251,083
Broadband	152,104	265,383	342,553
Energy	162,822	198,583	175,314
Government	121,688	132,251	144,845

	$766,469	$827,480	$913,795

     During the years ended December 31, 2002, 2003 and 2004, we operated in the United States and Canada. In 2003, we became engaged in a single project in Mexico which we completed shortly after December 31, 2003. In 2002 and 2003, we had operations in Brazil. In 2004, we ceased performing contractual services in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The following table reflects financial information for our U.S. and foreign operations including the reclassification of 2002 and 2003 results of operations for the Brazil operations and our Network Services division to discontinued operations. Over the past three years, we have continued to reduce capital expenditures of long-lived assets and have placed greater reliance on operating leases to meet our equipment needs.

	Year Ended December 31,
	2002	2003	2004
		(In thousands)
Revenue:
United States	$740,224	$800,974	$900,842
Foreign	26,243	26,506	12,953

	$766,467	$827,480	$913,795

	At December 31,
	2002	2003	2004
		(In thousands)
Long Lived Assets:
United States	$114,053	$82,541	$68,426
Foreign	4,422	3,291	877

	$118,475	$85,832	$69,303

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 15 — Commitments and Contingencies

     In the second quarter of 2004, purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. Plaintiffs contend that the Company’s financial statements during the purported Class Period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of Company projects; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at the Company’s Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. MasTec believes the claims are without merit. MasTec will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.

     On July 28, 2004, MasTec, Inc.’s Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in the best interests of MasTec to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, the Executive Committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stated during the pendency of any motion to dismiss in the securities class action.

     The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at December 31, 2004 amounted to $6.3 million representing amounts due MasTec on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which the Company has not recognized as revenue but to which the Company believes is due to the Company under the terms of the contract. In addition, the Company was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. All but one of the individual property claims has been settled; one is set for trial in 2005. The Company will vigorously defend these actions, but may incur significant expense in connection with that defense.

     In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and the Company received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost the Company approximately $1.4 million. These costs were included in the costs on the project at December 31, 2003 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.

     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $205,000 at December 31, 2004, which is recorded in the consolidated balance sheet as accrued expenses.

     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, the Chairman of the Board of MasTec, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($95.1 million at December 31, 2004). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against the Company or any of the named individuals. The Company’s directors’ and officers’ insurance carrier reimbursed the Company in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.

     In 2003, the Company’s quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by the Company’s clients. The revenue restatement was related to projects performed for ABB Power (“ABB”),MSE Power Systems (“MSE”), and the University of California, and in connection with restated Canadian revenue. Recovery of this revenue and related revenue from subsequent periods not restated is now the subject of several independent collection actions. MasTec provided services to ABB, in the amount of $2 million is subject to dispute. The parties have attempted arbitration, which has been unsuccessful. A legal action was filed by the Company on February 2005. An action has been brought against MSE in New York state court. MasTec provided services to MSE on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. The Company experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Finally, the Company experienced a revenue adjustment resulting from correction of intentionally overstated work in progress and revenue in an amount of $1.3 million in a Canadian subsidiary. The individuals responsible for the overstatement were terminated and an action against them has been brought to recover damages resulting from the overstatement.

     In November 2004, the Company entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for MasTec on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for the Hugh O’Kane work. The settlement was conditioned on the outcome of an interlocutory appeal brought by MasTec. The appeal sought to enforce contract terms which relieved MasTec of its obligation to pay Hugh O’Kane when MasTec was not paid by Telergy. New York’s appellate level court upheld the enforceability of the term of MasTec’s contract, but remanded the case to the trial court to determine whether the Company was estopped from using this contract provision as a defense. The Company expects to recover the bond posted in connection with the appeal, and will continue to contest this matter in the trial court. The amount of the loss, if any, relating to this matter cannot be determined at this time.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to the Company’s results of operations, financial position or cash flows.

     The Company has commitments at December 31, 2004 to pay life insurance premiums on policies on the life of its chairman of the board, vice chairman and its chief executive officer totaling $17.7 million over the next nineteen years, for capital leases totaling $1.8 million and, for operating lease commitments of $74.1 million. In 2004, the Company purchased a 49% interest in a limited liability company with an established marketing group. The initial investment of $3.7 million will be paid over four quarters which commenced in the third quarter of 2004 with additional contingent payments of up to $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company for the two years following the period after the initial investment is fully funded.

     The Company is required to provide payment and performance bonds in connection with some of its contractual commitments. Such bonds amounted to $117.9 million at December 31, 2004 related to projects in process.

Note 16 — Concentrations of Risk

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

     The Company has more than 500 clients throughout the United States, and Canada, which include some of the largest and most prominent companies in the communications, broadband and energy fields, as well as government agencies such as departments of transportation. The Company’s clients include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

     The Company grants credit, generally without collateral, to our customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of our customer base. The Company believes the billing and collection policies are adequate to minimize potential credit risk. No customer accounted for more than 10% of revenue during the year ended December 31, 2002. During 2003, Comcast and DIRECTV® accounted for 14.2% and 12.0%, respectively. During 2004, DIRECTV® and Comcast accounted for 21.4% and 12.3%, respectively of total revenue.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. During 2002, 2003 and 2004 bad debt provisions of $15.4 million, $8.8 million and $5.1 million, respectively, were recorded primarily due to the general economic climate of 2002. As of December 31, 2004, remaining receivables from clients undergoing bankruptcy reorganization totaling $15.1 million of which $9.4 million is included in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $28.8 million and $20.0 million as of December 31, 2003 and 2004, respectively for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

Note 17 — Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for the years ended December 31, 2003 and 2004. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2003 and

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2004. The quarterly information has been adjusted for the reclassification of the net loss of Brazil and Network Services operations to discontinued operations.

	2003 Quarter Ended				2004 Quarter Ended
	Mar 31	Jun 30	Sep 30
	As	As	As
	Restated	Restated	Restated	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
		(In thousands, except per share data)				(In thousands, except per share data)
Revenue	$167,839	$194,301	$231,056	$234,284	$194,707	$225,741	$246,622	$246,724
(Loss) income from continuing operations	$(1,308)	$2,850	$4,800	$(30,578)	$(24,280)	$(436)	$4,265	$(5,767)
Loss from discontinued operations	$(444)	$(830)	$(2,490)	$(24,299)	$(21,786)	$(304)	$(42)	$(1,088)
Net (loss) income	$(1,752)	$2,020	$2,310	$(54,877)	$(46,066)	$(740)	$4,223	$(6,855)
Basic (loss) income per share	$(0.04)	$0.04	$0.05	$(1.14)	$(0.95)	$(0.02)	$0.09	$(.14)
Diluted (loss) income per share	$(0.04)	$0.04	$0.05	$(1.14)	$(0.95)	$(0.02)	$0.09	$(.14)
Basic income (loss) per share	$(0.04)	$0.04	$0.05	$(1.14)	$(0.95)	$(0.02)	$0.09	$(.14)
Diluted income (loss) per share	$(0.04)	$0.04	$0.05	$(1.14)	$(0.95)	$(0.02)	$0.09	$(.14)

     In connection with the filing of our 2003 Form 10-K, the 2003 quarterly information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters which are being disputed by the Company’s clients. In addition, the quarterly information was restated for overstatements due to irregularities in revenue recorded by the Canadian operations in the amount of $1.3 million. As a result, revenue was restated by $272,000 in the first quarter, $1.3 million in the second quarter and $5.8 million in the third quarter. In addition, the third quarter information was restated to accrue for costs on a loss job in the amount of $462,000 and properly reflect a bonus to an officer which was earned in the third quarter in the amount of approximately $246,000. As a result, cost of revenue was restated by $708,000 in the third quarter of 2003.

     In the fourth quarter 2003, the Company accrued losses incurred on construction projects in the amount of approximately $7.4 million due to projected losses and changes in estimates made in 2004, recorded inventory adjustments in the amount of approximately $4.4 million as a result of physical inventories, wrote-off an insurance receivable of $3.2 million, and increased insurance reserves in the amount of $8.3 million. As stated in Note 2, the Company restated its results of operations for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 from amounts previously reported.

     In the fourth quarter 2004, the Company recorded $1.0 million of bad debt expense based on the Company’s write off history, the Company accrued losses incurred on construction projects in the amount of approximately $1.1 million due to projected losses and changes in estimates made in 2005, wrote off approximately $600,000 of fixed assets as a result of physical inventories and recorded approximately $2.0 million in legal settlements and legal fees related to various litigation.

Note 18 — Related Party Transactions

     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the years ended December 31, 2002, 2003 and 2004, MasTec paid Neff approximately $26,000, $1.7 million and $1.2 million, respectively for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

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

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement (as amended on December 1, 2002) wherein MasTec agreed to pay the premiums due on a life insurance policy with a face amount of $80,000,000, $60,000,000 of which is subject to the agreement and the remaining $20,000,000 is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, upon the death of the insured. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) a change of control of MasTec. An amount equal to $60,000,000 of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to MasTec. In 2002, 2003 and 2004, MasTec paid $1,340,400, $1,303,783 and $1,135,092 in premiums in connection with the split dollar agreements for Jorge Mas.

     In 2002, MasTec paid $75,000 to Mr. Shanfelter related to a life insurance policy which was cancelled in April 2002. MasTec was to be reimbursed by the insurance company upon Mr. Shanfelter’s death. Accordingly a receivable was recorded at the time of the payments. During the year ended December 31, 2004 the Company wrote off the receivable balance because the policy was cancelled and all payments became taxable to Mr. Shanfelter.

     On November 1, 2002, MasTec and Austin Shanfelter entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18,000,000. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled, upon the death of the insureds, to recover all premiums it pays on the policy plus interest equal to four percent, compounded annually. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. MasTec will make the premium payments for the term of the agreement or until the agreement is terminated, which occurs upon any of the following events: (i) total cessation of MasTec’s business, (ii) bankruptcy, receivership or dissolution of MasTec, or (iii) the six year anniversary of the agreement. In 2002, 2003 and 2004, MasTec paid approximately $0, $500,000 and $500,000, respectively in premiums in connection with the split dollar agreement for Mr. Shanfelter and his family.

     Effective as of July 16, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy with an aggregate face amount of $5.0 million. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover all premiums it pays on the policy plus interest equal to 3.5%, compounded annually, upon the death of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. MasTec has agreed to make the premium payments until at least July 15, 2009. In 2004, MasTec paid approximately $150,000 in premiums in connection with the split dollar agreement for Mr. Jose Mas.

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

     On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company paid him his base salary of $300,000 through December 2004, provide him with certain employee and insurance benefits and provide for the vesting of his stock options. The severance agreement was approved by the

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the Company recorded $199,500 in stock compensation expense in the year ended December 31, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, a severance accrual was recorded for $300,000 as of March 11, 2004 which has been reduced as payments have been made.

     In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which the Company paid him severance of $33,134 during 2004, paid his regular salary through July 14, 2004 at an annual rate of $306,837, provided him with certain employee benefits and provided for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which will be the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense in the year ended December 31, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, a severance accrual was recorded as of March 22, 2004 for approximately $173,000 which has been reduced as payments have been made.

     On October 12, 2004, MasTec entered into an employment agreement with C. Robert Campbell relating to his employment as Executive Vice President and Chief Financial Officer. The agreement expires on January 17, 2007 unless earlier terminated, and provides that Mr. Campbell will be paid an annual salary of $350,000 and an initial bonus of $75,000 upon execution of the employment agreement. The agreement also provides for a minimum annual performance bonus of $50,000 per year and stock options pursuant to MasTec’s stock option plans. Following termination of employment without cause or good reason, the executive will receive his base salary from the date of termination for a period of twelve months. If the agreement is terminated by the Company not renewing or extending the employment agreement then the executive shall be entitled to severance benefits for a period of six months from the termination date. If there is a change of control of MasTec during the employment term, the executive will be entitled to one and a half times the unpaid portion of his salary for the greater of twelve months or the remaining term of the agreement and to immediate vesting of any previously unvested options. The agreement also contains confidentiality, non-competition and non-solicitation provisions.

     On January 3, 2005, MasTec entered into an employment agreement with Gregory S. Floerke relating to his employment as Chief Operations Officer. The agreement expires on January 2, 2007 unless earlier terminated, and provides that Mr. Floerke will be paid an annual salary of $300,000 during the first year of employment and $350,000 during the second year of employment. The agreement also provides for stock options pursuant to MasTec’s stock option plans. Following termination of employment without cause or good reason the executive will receive his base salary for 12 months after the date of termination. If the agreement is not renewed by the Company, the executive is entitled to severance benefits for a period of six months from the termination date. The agreement also contains confidentiality, non-competition and non-solicitation provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On September 2, 2004, we filed a Current Report on Form 8-K (as amended on September 24, 2004) reporting that on August 30, 2004, Ernst & Young LLP our independent registered public accountants would resign as our auditors following the completion of services related to the audit of MasTec North America, Inc. The Form 8-K reported that there were no disagreements between us and Ernst and Young involving any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On September 24, 2004 our Audit Committee engaged BDO Seidman LLP to serve as our independent registered public accountants for the 2004 fiscal year.

Item 9A. Controls and Procedure

     Evaluation of Disclosure Controls and Procedures

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

     We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

     Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The results of management’s assessment and review were reported to the Audit Committee of the Board of Directors.

     Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in “Internal Control-Integrated Framework.” Because of the one material weakness described below, management believes that, as of December 31, 2004, our internal control over financial reporting was not effective.

     In the course of management’s investigation, management noted one matter involving internal control and its operation that management considered a material weakness under standards established by the Public Company Accounting Oversight Board. Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal control that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. A material weakness is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     Management’s consideration of internal control would not necessarily disclose all matters that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, management did identify weaknesses in internal controls involving inventory practices and policies in the ITS division, with respect to inventory pricing on receipt and the related costs of sales, and inventory tracking prior to sale or use. Inventory at December 31, 2004 related to ITS was approximately $27.7 million. Management believes this constitutes a material weakness in internal control over the financial reporting process, including the closing process, as it relates to this division. As a result of this weakness, a significant adjustment to correct for this weakness was required and has been recorded in preparing our 2004 financial statements.

     Since December 31, 2004, we have continued to improve the system of internal controls related to inventory by implementing the inventory Oracle module into our financial system and testing the system to ensure it is accurately capturing the correct prices and quantities. Once this system can be relied upon, management will no longer be required to perform manual procedures to eliminate this risk of misstatement. An effective internal control framework requires the commitment of management to require competence, diligence, and integrity on the part of its employees. Control activities include policies and procedures adopted by management to ensure the execution of management directives, and to help advance the successful achievement of our objectives.

     Scope of Management’s Report on Internal Control Over Financial Reporting - Our audited consolidated financial statements include the results of MasTec Network Services division as a discontinued operation, but management’s assessment does not include an assessment of the internal control over financial reporting of that entity. We discontinued operations of that division at the end of 2004. MasTec Network Services Division is not a significant operation (within the meaning of Rule 11-01(b) of Regulation S-X) to our consolidated financial statements. Additional disclosure about that operation and its discontinuation is set out in Item 1. and Item 8. of this Form 10-K.

     Our audited consolidated financial statements include the results of Globetec, Inc., a company 51% owned by us. Management has reviewed Globetec’s internal controls over financial reporting by reviewing internal controls memoranda and reviewing policies and procedures. However, management’s assessment does not include testing these controls because management does not have the ability to dictate or modify the controls of the entity and does not have the ability, in practice, to assess those controls. Additionally, our equity interest in Globetec, Inc. is not significant (within the meaning of Rule 11-01 (b) of Regulation S-X) to our consolidated financial statements.

     Changes in Internal Control over Financial Reporting — There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Attestation Report of the Registered Public Accounting Firm

The Board of Directors and Stockholders of
MasTec, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that MasTec, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operation effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and included in management’s assessment:

Management identified weaknesses in internal controls involving inventory practices and policies in the Company’s ITS division, with respect to inventory pricing on receipt and the related cost of revenue, and inventory tracking prior to sale or use. Management believes this constitutes a material weakness in internal control over the financial reporting process, including the Company’s closing process, as it relates to this division. As a result of this weakness, a significant adjustment to correct for this weakness was required and has been recorded by the Company in preparing the 2004 financial statements. Management has undertaken a review of the related account and believes that has identified and corrected any misstatement resulting from this material weakness.

Since December 31, 2004, the Company has improved the system of internal controls related to inventory by continuing to implement the Oracle inventory module into the Company’s financial system and testing the system to ensure it is accurately capturing the correct prices and quantities. Once this system can be relied upon, management will not need to perform as many manual procedures.

     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 29th, 2005 on those financial statements, which expressed an unqualified opinion.

     In our opinion, management’s assessment that MasTec, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MasTec, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ BDO Seidman, LLP

Miami, FL
March 29th, 2005

Item 9B. Other Information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 annual Meeting of Shareholders.

Item 11. Executive Compensation

     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements — The consolidated financial statements and the reports of the Independent Registered Public Accounting Firms are listed on page 44 through 73.

          2. Financial Statements Schedules — The financial statement schedule information required by Item 14(a)(2) is included as part of “Note 5 — Accounts Receivable” of the Notes to Consolidated Financial Statements.

          3. Exhibits including those incorporated by reference:

Exhibit
No.	Description
3.1	Articles of Incorporation, filed as Appendix B to our definitive Proxy Statement for our 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein

3.2	Second Amended and Restated Bylaws of MasTec, Inc. Amended and Restated as of May 30, 2003, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2003 and filed with the Commission on August 14, 2003 and incorporated by reference herein

Exhibit
No.	Description
4.1	Indenture, dated as of February 4, 1998 between MasTec and First Trust national Association, as trustee relating to our 7.75% Senior Subordinated Notes Due 2008, filed as Exhibit 4.2 to our Registration Statement on Form S-4 filed on February 13, 1998 (file no. 333-46361) and incorporated by reference herein

10.1	1994 Stock Incentive Plan filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein

10.2	1994 Stock Option Plan for Non-employee Directors filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein

10.4	1999 Non-Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.5	Revolving Credit and Security Agreement dated as of January 22, 2002 between MasTec, certain of its subsidiaries, and Fleet Financial Corporation as agent filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein

10.6	Assumption and Amendment Agreement to Revolving Credit and Security Agreement dated February 7, 2002 filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein

10.7	Amendment No. 2 to the Revolving Credit and Security Agreement dated as of October 25, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.8	Amendment No. 3 and Consent to the Revolving Credit and Security Agreement dated as of November 1, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10-8 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.9	Amendment No. 4 to the Revolving Credit and Security Agreement dated as of March 6, 2003 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.11+	Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1to our Form 10-Q for the quarter ended September 20, 2002, and filed with the Commission on November 14, 2002 and incorporated by reference herein

10.12+	Severance Agreement with Jose Sariego dated as of December 31, 2002, filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.13+	Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.14+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

Exhibit
No.	Description
10.15+	First Amendment to the Split-Dollar Agreement dated September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.16+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.17	2003 Employee Stock Incentive Plan, filed as Appendix B to our definitive proxy statement for our 2003 Annual Meeting of Shareholders, dated April 25, 2003 and incorporated by reference herein

10.18	Amendment No. 5 to our Revolving Credit and Security Agreement dated as of September 18, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein

10.19	Amended and Restated 2003 Stock Incentive Plan for Non-Employees, filed as Appendix A to our definitive proxy statement for a Special Meeting of Shareholders, dated November 17, 2003 and incorporated by reference herein

10.21	Amendment No. 6 to the Revolving Credit and Security Agreement dated as of December 29, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.2 to our Registration Statement on Form S-3 (file no. 333-111845) and incorporated by reference herein

10.22	Amendment No. 7 to the Revolving Credit and Security Agreement dated as of July 22, 2004 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation, as agent, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.23+	Separation Agreement and General Release entered into as of March 22, 2004 between MasTec, Inc. and Eric J. Tveter, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.24+	Separation Agreement and General Release entered into as of March 11, 2004 between MasTec, Inc. and Donald P. Weinstein, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.25+	Separation Agreement and General Release entered into as of August 7, 2001 between MasTec, Inc. and Joel Citron, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.26	Amendment No. 8 to Revolving Credit and Security Agreement dated October 4, 2004, filed as Appendix A to our Form 8-K filed October 8, 2004

10.27+	Employment Agreement, dated October 12, 2004 between C. Robert Campbell and MasTec, Inc. , filed as Appendix A to our Form 8-K filed October 21, 2004

10.28	Amendment No. 9 to Revolving Credit and Security Agreement dated December 29, 2004, filed as Exhibit 10.28 to our Form 10-Q for the three months ended September 30, 2004 and incorporated by reference herein

10.29+	Employment Agreement dated January 3, 2005 between Gregory S. Floerke and MasTec, Inc.

10.30*	Split-Dollar Agreement effective July 16, 2004 between MasTec, Inc and Jose Mas

10.31*	Amendment No. 10 to Revolving Credit and Security Agreement dated March 17, 2005

Exhibit
No.	Description
21.1*	Subsidiaries of MasTec

23.1*	Consent of Independent Registered Public Accounting Firm (BDO Seidman LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

31*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002

32*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibits filed with this Form 10-K

+ Management contract or compensation plan arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 31, 2005.

MASTEC, INC.

/s/ AUSTIN J. SHANFELTER

Austin J. Shanfelter
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL

C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors

/s/ AUSTIN J. SHANFELTER Austin J. Shanfelter	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSE R. MAS Jose R. Mas	Executive Vice President and Vice Chairman Of the Board of Directors

/s/ C. ROBERT CAMPBELL C. Robert Campbell	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ CARLOS M. DE CESPEDES Carlos M. de Cespedes	Director

/s/ ROBERT J. DWYER Robert J. Dwyer	Director

/s/ FRANK E. JAUMOT Frank E. Jaumot	Director

/s/ JULIA L. JOHNSON Julia L. Johnson	Director

/s/ JOSE S. SORZANO Jose S. Sorzano	Director

/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director