Form 10-Q
period 2005-03-31
MASTEC INC
filed 2005-05-10
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

      As of April 30, 2005 MasTec, Inc. had 48,855,397 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2005	2004
Revenue	$217,770	$194,707
Costs of revenue, excluding depreciation	204,970	188,574
Depreciation	4,965	4,831
General and administrative expenses	16,460	20,513
Interest expense, net	4,851	4,903
Other (income) expense, net	(1,973)	166

Loss from continuing operations before minority interest	(11,503)	(24,280)
Minority interest	(66)	—

Net loss from continuing operations	(11,569)	(24,280)
Discontinued operations:
Loss on discontinued operations, net of tax benefit of $0 in 2005 and 2004	(445)	(2,621)
Loss on write off of assets of discontinued operations, net	—	(19,165)

Net loss	$(12,014)	$(46,066)

Basic and diluted weighted average common shares outstanding	48,696	48,323

Basic and diluted net loss per share:	$(0.24)	$(0.50)
Continuing operations
Discontinued operations	$(0.01)	$(0.45)

Basic and diluted net loss per share	$(0.25)	$(0.95)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$23,648	$19,548
Accounts receivable, unbilled revenue and retainage, net	190,493	200,743
Inventories	42,445	45,293
Income tax refund receivable	2,925	2,846
Prepaid expenses and other current assets	38,361	43,828

Total current assets	297,872	312,258
Property and equipment, net	63,849	69,303
Goodwill	138,640	138,640
Deferred taxes, net	50,732	50,732
Other assets	33,737	29,590

Total assets	$584,830	$600,523

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$80	$99
Accounts payable and accrued expenses	115,217	113,333
Other current liabilities	57,971	64,363

Total current liabilities	173,268	177,795
Other liabilities	35,749	35,516
Long-term debt	196,058	196,059

Total liabilities	405,075	409,370

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock $0.10 par value; authorized shares – 100,000,000; issued and outstanding shares – 48,826,000 and 48,597,000 shares in 2005 and 2004, respectively	4,883	4,860
Capital surplus	353,621	353,033
Accumulated deficit	(179,298)	(167,284)
Accumulated other comprehensive income	549	544

Total shareholders’ equity	179,755	191,153

Total liabilities and shareholders’ equity	$584,830	$600,523

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months
	Ended March 31,
	2005	2004
Cash flows from operating activities of continuing operations:
Net loss from continuing operations	$(11,569)	$(24,280)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	5,011	5,007
Non-cash stock and restricted stock compensation expense	24	416
Gain on sale of fixed assets	(1,925)	(426)
Write down of fixed assets	327	605
Provision for doubtful accounts	1,028	1,420
Provision for inventory obsolescence	—	902
Minority interest	66	—
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	8,030	6,981
Inventories	2,810	(7,101)
Income tax refund receivable	(79)	—
Other assets, current and non-current portion	1,852	4,764
Accounts payable	1,994	(8,709)
Other liabilities, current and non-current portion	(5,318)	5,334

Net cash provided by (used in) operating activities of continuing operations	2,251	(15,087)

Cash flows provided by investing activities of continuing operations:
Capital expenditures	(1,893)	(2,939)
Payments received from sub-leases	190	146
Investments in unconsolidated companies	(1,139)	(88)
Net proceeds from sale of assets	3,875	2,883

Net cash provided by investing activities of continuing operations	1,033	2

Cash flows provided by (used in) financing activities of continuing operations:
Proceeds (repayments) from revolving credit facilities, net	—	(1,108)
Proceeds (repayments) from other borrowings, net	(20)	—
Payments of capital lease obligations	(91)	(91)
Proceeds from issuance of common stock	611	912

Net cash provided by (used in) financing activities of continuing operations	500	(287)

Net increase (decrease) in cash and cash equivalents	3,784	(15,372)
Net effect of currency translation on cash	5	202
Cash and cash equivalents – beginning of period	19,548	19,415
Cash provided by (used in) discontinued operations	311	(976)

Cash and cash equivalents – end of period	$23,648	$3,269

Cash paid during the period for:

Interest	$8,158	$8,233

Income taxes	$248	$28

Supplemental disclosure of non-cash information (in thousands):

      During the three months ended March 31, 2005, the Company disposed of certain assets and equipment for which it recorded a receivable of $400,000 in other current assets as of March 31, 2005.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Nature of the Business

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

Note 2 – Basis for Presentation

      The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. As discussed in Note 7, the Company ceased doing business in Brazil in March 2004 and the Company committed to sell the Network Services division in the fourth quarter 2004. These entities have been classified as discontinued operations. Accordingly, the net loss for the Network Services division in the three months ended March 31, 2004 has been reclassified as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.

Note 3 – Significant Accounting Policies

(a) Principles of Consolidation

      The accompanying financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities are reported as minority interests in the condensed unaudited consolidated financial statements during the three months ended March 31, 2005. There is no minority interest in the accompanying condensed unaudited consolidated financial statements in the three months ended March 31, 2004 as operating losses were generated by such consolidated entities in that period and it was uncertain whether such minority interest would be able to bear financial responsibility. All intercompany accounts and transactions have been eliminated in consolidation.

(b) Comprehensive Loss

      Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments.

      Comprehensive loss consisted of the following (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Net loss	$(12,014)	$(46,066)
Less: foreign currency translation	5	21,300

Comprehensive loss	$(12,009)	$(24,766)

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

(c) Revenue Recognition

      Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some service agreements that are billed on a fixed fee basis. Under the Company’s fixed fee master service and similar type service agreements, the Company furnishes various specified units of service for a separate fixed price per unit of service. The Company recognizes revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company also immediately recognizes the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.

      The Company recognizes revenue on unit based construction/installation projects using the units-of-delivery method. The Company’s unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. For certain clients with unit based construction/installation contracts, the Company recognizes revenue after the service is performed and work orders are approved to ensure that collectibility is probable from these clients. Revenue from completed work orders not collected in accordance with the payment terms established with these clients is not recognized until collection is assured.

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

      The Company’s clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as these materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. The Company is only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials, nor does the Company have any risk associated with customer furnished materials. The Company’s clients retain the financial and performance risk of all customer furnished materials.

      Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms.

(d) Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for each period presented. Common stock equivalents amounted to 796,625 shares and 1,509,208 shares for the three months ended March 31, 2005 and 2004, respectively. Common stock equivalents were not considered since their effect would be antidilutive. Accordingly, for the three months ended March 31, 2005 and 2004 diluted net loss per share is the same as basic net loss per share.

(e) Intangibles and Other Long-Lived Assets

      Long-lived assets and goodwill are recorded at the lower of carrying value or estimated fair value. Intangibles are amortized on a straight-line basis over their definite useful life. Long-lived assets are depreciated using the straight-line method over the shorter of the useful lives (five to forty years) or lease terms (five to seven years for leasehold improvements) of the respective assets. Repairs and maintenance on such items are expensed as incurred.

      Management assesses the impairment of intangibles, long-lived assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. In connection with the abandonment of the Brazil subsidiary as discussed in Note 7, the Company wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the three months ended March 31, 2004 which is included in the loss from discontinued operations.

      The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the three months ended March 31, 2005 and 2004, the Company recognized impairment losses and write-offs of long-lived assets of approximately $327,000 and $605,000, respectively.

(f) Accrued Insurance

      The Company maintains insurance policies subject to per claim deductibles of $2 million for workers’ compensation and general liability policies and $3 million for its automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages up to $100 million per claim and in the aggregate. The liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are also booked in such reporting period.

      The Company is required to post additional cash collateral or letters of credit periodically to the insurance company. The Company posted additional cash collateral of $4.5 million in the first quarter 2005 which is included in other assets of March 31, 2005. In addition, in April 2005 an additional $4.5 million was posted as collateral.

(g) Stock Based Compensation

      The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The Company has reflected below the net loss and proforma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123).

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

      The fair value of each option granted was estimated using the Black Scholes option pricing model with the following assumptions used:

	For the Three Months
	Ended March 31,
	2005	2004
Expected life	7 years	7 years
Volatility percentage	79.2%	75.6%
Interest rate	4.0%	3.0%
Dividends	None	None

      The required proforma disclosures are as follows (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2005	2004
Net loss, as reported	$(12,014)	$(46,066)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,252)	(2,661)

Proforma net loss	$(13,266)	$(48,727)

Basic and diluted net loss:
As reported	$(.25)	$(.95)

Proforma	$(.27)	$(1.01)

      The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for performance-based options and restricted stock is a reduction of stockholders’ equity in the consolidated balance sheets. In the three months ended March 31, 2005, the Company issued 75,000 shares of restricted stock to key employees. The value of the restricted stock is approximately $656,000 and will be expensed over twenty one months (the vesting period). The Company also issued 57,926 shares of restricted stock to board members in 2004 in which the remaining deferred compensation related to this restricted stock which was valued at $294,000 and is being amortized over three years (the vesting period). Total unearned compensation related to restricted stock grants as of March 31, 2005 is approximately $886,000.

(h) Reclassifications

      Certain reclassifications were made to the December 31, 2004 financial statements in order to conform to the current year presentation. In addition, as discussed in Note 7, the Company committed to sell the Network Services division in the fourth quarter 2004. Accordingly, the net loss for this entity for the three months ended March 31, 2004 has been reclassified as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.

(i) Equity investments

      The Company has one common stock investment which the Company accounts for by the equity method because the Company owns between 20% and 50% of the entity and the Company has a non-controlling ownership interest. The Company’s share of its earnings or losses in this investment is included as other (income) expense in the condensed unaudited consolidated statements of operations. As of March 31, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. See Note 10.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

(j) Fair value of financial instruments

      The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At March 31, 2005 and December 31, 2004, the fair value of the Company’s outstanding senior subordinated notes was $190.3 million and $184.5 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

Note 4 – Other Assets and Liabilities

      Prepaid expenses and other current assets as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Deferred tax assets	$6,107	$6,107
Notes receivable	1,374	2,511
Non-trade receivables	14,960	22,164
Other investments and assets held for sale	6,217	5,884
Prepaid expenses and deposits	8,426	5,931
Other	1,277	1,231

Total prepaid expenses and other current assets	$38,361	$43,828

      Other non-current assets consist of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Long-term receivables, including retainage	$4,705	$4,694
Equity investment	4,208	3,780
Investment in real estate	1,683	1,683
Long-term portion of deferred financing costs, net	2,037	2,414
Cash surrender value of insurance policies	5,230	5,279
Non-compete agreement, net	1,035	1,080
Insurance escrow	11,198	7,083
Other	3,641	3,577

Total	$33,737	$29,590

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

      Other current and non-current liabilities consist of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Current liabilities:
Accrued compensation	$10,739	$15,090
Accrued insurance	17,618	16,691
Accrued interest	2,532	6,329
Accrued restructuring	112	212
Accrued losses on contracts	2,534	2,638
Accrued guaranteed equity investment	1,850	2,775
Due to subcontractors	9,437	8,948
Other	13,149	11,680

Total	$57,971	$64,363

	March 31,	December 31,
	2005	2004
Non-current liabilities:
Accrued insurance	$34,118	$33,751
Minority interest	286	333
Other	1,345	1,432

Total	$35,749	$35,516

Note 5 – Debt

      Debt is comprised of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Revolving credit facility at LIBOR plus 3.25% (6.125% and 5.75% as of March 31, 2005 and December 31, 2004, respectively) and the bank’s prime rate plus 1.75% (7.5% and 7.0% as of March 31, 2005 and December 31, 2004, respectively)	$—	$—
7.75% senior subordinated notes due February 2008	195,922	195,915
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	216	243

Total debt	196,138	196,158
Less current maturities	(80)	(99)

Long-term debt	$196,058	$196,059

Revolving Credit Facility

      See Note 13 for discussion of amendment to the bank credit facility entered into in May 2005. The credit facility as of March 31, 2005 had the following terms and conditions:

      The Company has a revolving credit facility for North American operations that provides for borrowings up to an aggregate of $125.0 million. The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of March 31, 2005 and December 31, 2004, net availability under the credit facility totaled $7.8 million and $25.5 million, respectively, net of outstanding standby letters of credit aggregating $66.8 million in each period. At March 31, 2005, $63.3 million of the outstanding letters of

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005, and except for Letters of Credit totaling $10.0 million, most have automatic renewal provisions subject to prior notice of cancellation. The Company had no outstanding draws under the credit facility at March 31, 2005 and December 31, 2004. The revolving credit facility matures on January 22, 2007. The revolving credit facility, at March 31, 2005, is collateralized by a first priority security interest in substantially all of the Company’s North American assets, including $7.3 million in restricted cash which is included in cash and cash equivalents at March 31, 2005 and a pledge of the stock of certain of the operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the amount of the total commitment which is unused.

      The revolving credit facility as of March 31, 2005 contains customary events of default (including cross-default) provisions and covenants related to the North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against the Company’s assets, prepaying other indebtedness including the Company’s 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under the credit facility.

      The Company is required to be in compliance with certain financial covenants measured on a monthly basis. The credit facility was amended on March 17, 2005 modifying financial covenants and the Company was in compliance with its credit facility’s financial covenants at March 31, 2005. Under the amended agreement, the Company’s North American operations has minimum tangible net worth requirements as well as minimum fixed charge coverage ratios, computed on a monthly basis. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense plus $1.1 million to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

      The Company’s variable rate credit facility exposes it to interest rate risk. However, the Company had no borrowings outstanding under the credit facility at March 31, 2005.

Senior Subordinated Notes

      As of March 31, 2005, the Company had outstanding $195.9 million in principal amount of its 7.75% senior subordinated notes due in February 2008. Interest is due semi-annually. The notes are redeemable, at the Company’s option at 101.292% until January 31, 2006, and 100% annually thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Company’s credit facility.

      The Company had no holdings of derivative financial or commodity instruments at March 31, 2005.

Note 6 – Restructuring Charges

      During the second quarter of 2002, the Company initiated a study to determine the proper balance of downsizing and cost cutting in relation to its ability to respond to current and future work opportunities in each of its service offerings. The review evaluated current operations, the growth and opportunity potential of each service offering and the consolidation of back-office processes.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

      The elements of the restructuring program included involuntary terminations of employees in affected service offerings and the consolidation of facilities. As of March 31, 2005, the remaining obligations under the restructuring program are existing lease agreements for closed facilities amounting to approximately $112,000.

      The following is a reconciliation of the restructuring accruals as of March 31, 2005 (in thousands):

Accrued costs at December 31, 2004	$212
Cash payments	(100)

Accrued costs at March 31, 2005	$112

Note 7 – Discontinued Operations

      In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the three months ended March 31, 2004, the Company wrote off approximately $12.3 million in goodwill [see Note 3(e)] and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The net loss for the Brazil subsidiary was approximately $20.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Brazil subsidiary had no activity as the entity is in the process of liquidation. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

      The following table summarizes the assets and liabilities of our Brazil operations as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Current assets	$290	$290
Non-current assets	—	—
Current liabilities	(19,455)	(19,455)
Non-current liabilities	(2,170)	(2,170)
Accumulated foreign currency translation.	21,335	21,335

      The following table summarizes the results of operations for our Brazil operations for the three months ended March 31, 2004 (in thousands):

Revenue	$—
Cost of revenue	(5)
Operating expenses	(821)

Income (loss) from operations before (provision) benefit for income taxes and minority interest	$(826)
(Provision) Benefit for income taxes	—
Minority interest	—

Net income (loss)	$(826)

      During the fourth quarter of 2004, the Company committed to sell its Network Services division and exit this service market. This division has been classified as a discontinued operation. The net loss for the three months ended March 31, 2004 has been reclassified to loss from discontinued operations. The net loss for the Network Services division was $445,000 and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

      The following table summarizes the assets and liabilities of the Network Services division as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Current assets	$3,447	$4,464
Non current assets	25	27
Current liabilities	(2,339)	(2,753)
Non current liabilities	—	—
Shareholder’s equity	(1,133)	(1,738)

      The following table summarizes the results of operations for the Network Services division (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Revenue	$2,636	$5,315
Cost of revenue	(2,533)	(5,999)
Operating and other expenses	(548)	(1,111)

Loss from operations before benefit for income taxes	$(445)	$(1,795)
Benefit for income taxes	—	—

Net loss	$(445)	$(1,795)

Note 8 – Commitments and Contingencies

      In the second quarter of 2004, purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which motion the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. Plaintiffs contend that the Company’s financial statements during the purported Class Period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of Company projects; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at the Company’s Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. MasTec believes the claims are without merit. MasTec will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.

      On July 28, 2004, MasTec, Inc.’s Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in the best interests of MasTec to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, the Executive Committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed during the pendency of any motion to dismiss in the securities class action described above.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

      The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at March 31, 2005 amounted to $6.3 million representing amounts due MasTec on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which the Company has not recognized as revenue but which the Company believes is due to the Company under the terms of the contract. In addition, the Company was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. All but one of the individual property claims has been settled; one is set for trial in 2005. The Company will vigorously defend these actions, but may incur significant expense in connection with that defense.

      In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and the Company received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost the Company approximately $1.4 million. These costs were included in the costs on the project at March 31, 2005 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.

      The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $175,000 at March 31, 2005, which is recorded in the consolidated balance sheet as accrued expenses.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

      In November 2004, the Company entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for MasTec on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for the Hugh O’Kane work. The settlement was conditioned on the outcome of an interlocutory appeal brought by MasTec. The appeal sought to enforce contract terms which relieved MasTec of its obligation to pay Hugh O’Kane when MasTec was not paid by Telergy. New York’s appellate level court upheld the enforceability of the term of MasTec’s contract, but remanded the case to the trial court to determine whether the Company was estopped from using this contract provision as a defense. Hugh O’Kane has sought reargument of the issue before the court which issued the ruling. The Company expects to recover the bond posted in connection with the appeal, and will continue to contest this matter in the trial court. The amount of the loss, if any, relating to this matter cannot be determined at this time.

      The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to the Company’s results of operations, financial position or cash flows.

      The Company is required to provide payment and performance bonds in connection with some of its contractual commitments. Such bonds amounted to $125.1 million at March 31, 2005 related to projects in process.

Note 9 – Concentrations of Risk

      The Company provides services in the telecommunications, broadband (including cable, satellite and high speed Internet), energy, traffic control and homeland security systems markets.

      Revenue by customer industry group is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Telecommunications	$71,240	$45,774
Broadband	69,249	79,499
Energy	44,536	37,820
Government	32,745	31,614

	$217,770	$194,707

      The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes the billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2005, 40.9% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 28.5% and 12.4% of the total revenue for the three months ended March 31, 2005. During the three months ended March 31, 2004, 36.1% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 18.7% and 17.4% of the total revenue for the three months ended March 31, 2004.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

economic climate of 2002. As of March 31, 2005, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $14.8 million of which $9.0 million is included in specific reserves. As of December 31, 2004, remaining receivables from clients undergoing bankruptcy reorganization totaled $15.1 million of which $9.4 million was included in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintained an allowance for doubtful accounts of $20.0 million as of March 31, 2005 and December 31, 2004 for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

Note 10 – Equity Investment

      In September 2004, MasTec purchased a 49% interest in a limited liability corporation. The Company’s payments for its interest are due quarterly over three years beginning in September 2004. Equity payments fluctuate based on the venture’s sales. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self funding. The Company expects this venture will be able to fully fund its own operating capital requirements by mid to late 2005. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales. The initial investment of $3.7 million will be paid over four quarters which commenced in the fourth quarter of 2004 with additional contingent payments of up to $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company for the two years following the period after the initial investment is fully funded.

      As of March 31, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.

      The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the operational policies of the Company. As of March 31, 2005, the Company had an investment balance of approximately $4.2 million in relation to this investment included in other assets with a corresponding liability related to the outstanding commitment which is included in other liabilities. Based upon the lack of significance to the financial information of the Company, no summary financial information for this equity investment has been provided.

Note 11 – Related Party Transactions

      MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, are directors and owners of a controlling interest. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the three months ended March 31, 2005 and 2004, MasTec paid Neff $172,618 and $283,816, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

      On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company paid him his base salary of $300,000 through December 2004, provided him with certain employee and insurance benefits and provided for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

Company recorded $199,500 in stock compensation expense for the three months ended March 31, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, a severance accrual was recorded for $300,000 as of March 31, 2004 which was subsequently paid.

      In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Tveter pursuant to which the Company paid him severance of $33,134 during 2004, paid him regular salary through July 14, 2004 at an annual rate of $306,837, provided him with certain employee benefits and provided for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which was the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense for the three months ended March 31, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, a severance accrual was recorded as of March 31, 2004 for approximately $173,000 which was subsequently paid.

      Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50,000,000. Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement (as amended on December 1, 2002) wherein MasTec agreed to pay the premiums due on a life insurance policy. Under the terms of these agreements, MasTec is the sole owner and beneficiary of the policies and is entitled to recover all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, upon the death of the insured. During the three months ended March 31, 2005 and 2004, MasTec did not pay any premiums in connection with the split dollar agreements for Jorge Mas.

      On November 1, 2002, MasTec and Austin Shanfelter entered into a split dollar agreement wherein MasTec agreed to pay the premiums due on a life insurance policy. MasTec is the sole owner and beneficiary of the policy and is entitled, upon the death of the insureds, to recover all premiums it pays on the policy plus interest equal to four percent, compounded annually. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. During the three months ended March 31, 2005 and 2004, MasTec did not pay any premiums in connection with the split dollar agreement for Mr. Shanfelter and his family.

      Effective as of July 16, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover all premiums it pays on the policy plus interest equal to 3.5%, compounded annually, upon the death of the insured. MasTec has agreed to make the premium payments until at least July 15, 2009. During the three months ended March 31, 2005 and 2004, MasTec did not pay any premiums in connection with the split dollar agreement for Mr. Jose Mas.

Note 12 – New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 above.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

Note 13 – Subsequent Event

      On May 10, 2005, the Company entered into an amended and restated loan and security agreement in connection with the revolving credit facility which increased the maximum amount of availability to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions pursuant to the terms of the amended and restated loan and security agreement. The term of the facility was extended to 2010. The terms and conditions of the amended credit facility are similar to the credit facility described in Note 5. In addition to the increase in the maximum availability and extension of term, the key differences include no monthly financial covenants if certain conditions are met, a release of the restricted cash in the amount of $7.3 million and an increase in borrowing availability based on higher advance rates on unbilled receivables and equipment. To the extent that certain conditions are not met, the Company must maintain a fixed charge ratio in excess of 1.2 to 1.

      Based upon the Company’s projections for 2005, the Company believes it will be in compliance with the amended credit facility’s terms and conditions as well as the fixed charge ratio covenant in 2005. The Company is dependent upon borrowings and letters of credit under this credit facility to fund operations. Should the Company be unable to comply with the terms and conditions of the amended credit facility, it would be required to obtain further modifications of the credit facility or another source of financing to continue to operate. The Company may not be able to achieve its 2005 projections and thus may not be in compliance with the amended credit facility’s financial covenants in 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including those described under “Risk Factors.” Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

      We serve providers of telecommunications services, broadband services (including cable, satellite and high speed Internet), energy services, traffic control and homeland security systems.

      Revenue by customer industry group is as follows (in thousands):

	For the Three Months Ended
	March 31,	March 31,
	2005	2004
Telecommunications	$71,240	$45,774
Broadband	69,249	79,499
Energy	44,536	37,820
Government	32,745	31,614

	$217,770	$194,707

      A significant portion of our revenue is derived from service agreements. Some of these agreements are billed on a time and materials basis and revenue is recognized as the services are rendered. The remainder of these agreements are referred to as master service agreements, because they are exclusive (with certain exceptions) up to a specified dollar amount per work order within a defined geographic area. Work performed under service agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These service agreements are frequently awarded on a competitive bid basis, although clients are often willing to negotiate contract extensions beyond their original terms without re-bidding. Our service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination by the client on short notice. Under our master service and similar type service agreements, we furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We also immediately recognize the full amount of any estimated loss on these fixed fee work orders if estimated costs to complete the remaining units for the work order exceed the revenue to be received from such units.

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

      Revenue by type of contract is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Master service and other service agreements	$141,516	$146,415
Installation/construction projects agreements	76,254	48,292

	$217,770	$194,707

      Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, accrued losses on contracts, fuel, subcontractor costs, equipment rental, materials not provided by our clients, and insurance. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We also immediately recognize the full amount of any estimated loss on these fixed fee work orders if estimated costs to complete the remaining units for the work order exceed the revenue to be received from such units.

      Our clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales due to these materials being purchased by the customer. The customer determines the specifications of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor do we not have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.

      General and administrative expenses include all costs of our management and administrative personnel, severance payments, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance, administration, professional and legal fees as well as clerical and administrative overhead.

      In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the three months ended March 31, 2004, we wrote off approximately $12.3 million of goodwill and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The net loss from operations for the Brazil subsidiary was approximately $20.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Brazil subsidiary had no activity as the entity is in the process of being liquidated. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.

      During the fourth quarter 2004, we committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation. The net loss for the Network Services division for the three months ended March 31, 2004 was reclassified to discontinued operations in the amount of $1.8 million. The net loss for the three months ended March 31, 2005 included in discontinued operations was $445,000.

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

      Our clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as these materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor do we have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.

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

      We recorded provisions against earnings for doubtful accounts of $1.0 million, and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. The provisions in the three months ended March 31, 2005 and 2004 were due to a monthly provision being recorded based on the Company’s write-off history.

Inventories

      Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the three months ended March 31, 2005 and 2004, we recorded approximately $0 and $900,000, respectively, in obsolescence provisions that have been included in “Costs of revenue” in the accompanying condensed unaudited consolidated statements of operations. The provisions in the three months ended March 31, 2004 were mainly due to inventories that were purchased for specific jobs no longer in process.

Depreciation

      We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

      Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $1.3 million for the three months ended March 31, 2004 from the amount of expense which would have been reported using the previous useful lives as a result of the change of estimate. The adjustment took place in 2003 and 2004. During 2004 and first quarter 2005, we continued to dispose of excess assets and increase our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense. We do anticipate continued declines in our overall equipment costs, since we continue to use more lease opportunities.

Valuation of Long-Lived Assets

      We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, economic conditions, interest rates, the anticipated cash flows of the businesses related to these assets and our business strategies are all subject to change in the future. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. During the three months ended March 31, 2005 and 2004, we recognized impairment losses and write-offs of long-lived assets of approximately $327,000 and $605,000, respectively, relating to long-lived assets no longer in use and held for sale, certain assets in use and long-lived assets related to the discontinued operations in Brazil.

Valuation of Intangible Assets

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds fair market value using a discounted cash flow methodology for each unit. Should this be the case, the value of our goodwill may be impaired and written down.

      In connection with the disposition of the Brazil subsidiary as discussed in Note 7, we wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the three months ended March 31, 2004.

      We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.

Insurance Reserves

      We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, and general liability policies and $3 million for our automobile liability policy. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We are required to post letters of credit to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer and also post letters of credit to our surety company. Such letters of credit amounted to $63.3 million at March 31, 2005. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability.

      In the three months ended March 31, 2005, we were required to post additional cash collateral with our current insurance carrier in the amount of $4.5 million which is included in other assets. We also posted additional cash collateral in April 2005 of $4.5 million. We expect to be required to post an additional $9.0 million in cash collateral in 2005 and we may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.

Valuation of Equity Investments

      We have one common stock investment which we account for by the equity method because we own between 20% and 50% of the common stock and we have a non-controlling ownership interest. Our share of the earnings or losses in this investment is included in the condensed unaudited consolidated statements of operations. As of March 31, 2005, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.

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

      As a result of our operating losses, we have recorded valuation allowances aggregating $37.2 million and $32.3 million as of March 31, 2005 and December 31, 2004, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value.

Restructuring Charges

      During the second quarter of 2002, we initiated a study to determine the proper balance of downsizing and cost cutting in relation to our ability to respond to current and future work opportunities in each of our service offerings. The review not only evaluated our current operations, but also the growth and opportunity potential of each service offering as well as the consolidation of back-office processes. As a result of this review, we implemented a restructuring program.

      The following is a reconciliation of the restructuring accruals as of March 31, 2005 (in thousands):

Accrued costs at December 31, 2004	$212
Cash payments	(100)

Accrued costs at March 31, 2005	$112

Litigation and Contingencies

      Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments, with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Note 8 to our condensed unaudited consolidated financial statements in Part I Item 1 to this Form 10-Q for description of legal proceedings and commitments and contingencies.

Results of Operations

Comparison of Quarterly Results

      The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated including the reclassification of the three months ended March 31, 2004 net loss for the Network Services operations to discontinued operations.

	For the Three Months Ended March 31,
	2005		2004
	(dollars in thousands)
Revenue	$217,770	100.0%	$194,707	100.0%
Costs of revenue, excluding depreciation	204,970	94.1%	188,574	96.9%
Depreciation	4,965	2.3%	4,831	2.5%
General and administrative expenses	16,460	7.6%	20,513	10.5%
Interest expense, net of interest income	4,851	2.2%	4,903	2.5%
Other (income) expense, net	(1,973)	(0.9)%	166	0.1%

Loss from continuing operations before minority interest	$(11,503)	(5.3)%	$(24,280)	(12.5)%
Minority interest	(66)	0.0%	—	0.0%

Loss from continuing operations	$(11,569)	(5.3)%	$(24,280)	(12.5)%
Discontinued Operations	(445)	(0.2)%	(21,786)	(11.2)%

Net loss	$(12,014)	(5.5)%	$(46,066)	(23.7)%

Three Months Ended March 31, 2005
Compared to Three Months Ended March 31, 2004

      Revenue. Our revenue was $217.8 million for the three months ended March 31, 2005, compared to $194.7 million for the same period in 2004, representing an increase of $23.1 million or 11.8%. This increase was due primarily to the increased revenue of approximately $28.2 million received from DirecTV. In addition, the fiber-to-home installations for Verizon Communications commenced towards the end of 2004. During the three months ended March 31, 2005 revenue related to Verizon increased by approximately $23.6 million. We expect to continue to see an increase in revenue from these two customers throughout 2005. The increases were offset by a significant decrease in upgrade work from Comcast. In first quarter 2004, the Comcast projects were fully operational and proceeding at full schedule. In first quarter 2005, the Comcast upgrade work was minimal because the majority of the work was completed in the fourth quarter 2004.

      Costs of Revenue. Our costs of revenue were $205.0 million or 94.1% of revenue for the three months ended March 31, 2005, compared to $188.6 million or 96.9% of revenue for the same period in 2004 reflecting an improvement in margins. The decrease was due to obsolescence provisions, insurance expense and loss accruals. In the three months ended March 31, 2004, we had obsolescence provisions in inventory of approximately $900,000 mainly due to inventories that were purchased for specific jobs which were no longer in process. There was no provision necessary during the three months ended March 31, 2005. In addition, in the three months ended March 31, 2005, the cost of sales portion of insurance expense decreased $9.5 million from the three months ended March 31, 2004. In the three months ended March 31, 2004, there were an increased number of claims. The increasing trends and the loss history in 2004 caused insurance expense based on actuarial assumptions to increase in 2004. These trends leveled off throughout 2004 and 2005 causing insurance reserves to be consistent; resulting in a significant decrease in insurance expense. Lastly, loss accruals on construction projects decreased $1.8 million from $2.5 million in the three months ended March 31, 2004 to $700,000 in the three months ended March 31, 2005. These decreases were offset by increases in subcontractor and labor costs. In the first quarter of 2005, we started reducing the use of subcontractors and increasing the proportion of our employees on DirecTV. As a result we hired additional personnel to perform services for DirecTV which required extensive upfront training costs to these employees. As we transitioned to greater use of employees, subcontractors were still being used, increasing overall cost of sales during the transition. In addition, there were more projects with high material installations during the three months ended March 31, 2005 causing materials expense to be higher than in the three months ended March 31, 2004.

      Depreciation. Depreciation was $5.0 million for the three months ended March 31, 2005, compared to $4.8 million for the same period in 2004, representing an increase of approximately $200,000 or 2.8%. In the three months ended March 31, 2004, depreciation expense was reduced by $1.3 million related to the change in estimate in useful lives that occurred in November 30, 2002. There was no such reduction in the three months ended March 31, 2005. However, this reduction in 2004 was offset in 2005 by continuing to reduce capital expenditures and disposing of excess equipment during 2004 and the first quarter of 2005.

      General and administrative expenses. General and administrative expenses were $16.5 million or 7.6% of revenue for the three months ended March 31, 2005, compared to $20.5 million or 10.5% of revenue for the same period in 2004, representing a decrease of $4.0 million or 19.8%. Professional fees incurred in the first quarter 2004 were approximately $6.0 million related to our audit, fees to a third party in assisting us with Sarbanes-Oxley compliance and legal fees related to our defense and settlement of various litigation matters. Professional fees in the three months ended March 31, 2005 were approximately $3.0 million which mainly consisted of audit and legal fees. In addition, the general and administrative portion of insurance expense decreased by $1.5 million. In the three months ended March 31, 2004, there were an increased number of claims. The increasing trends and the loss history in 2004 caused insurance expense to increase in 2004 based on actuarial assumptions. These trends leveled off throughout 2004 causing insurance reserves to be consistent resulting in a decrease in the general and administrative component of insurance expense in the three months ended March 31, 2005. In addition, we no longer had international operations in the three months ended March 31, 2005 resulting in a decrease of approximately $400,000.

      Interest expense, net. Interest expense, net of interest income, remained consistent at $4.9 million for both periods.

      Other (income) expense. Other income was $2.0 million for the three months ended March 31, 2005, compared to other expense of $166,000 in the three months ended March 31, 2004, representing an increase of $2.2 million. The increase mainly relates to sales of fixed assets in the first quarter of 2005 resulting in $1.6 million of gains on these sales. In the first quarter of 2004, we had $400,000 of gains on sale of assets but those gains were offset by $500,000 of write-offs.

      Discontinued operations. In the first quarter 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the three months ended March 31, 2004, we wrote off approximately $12.3 million of goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The net loss for the Brazil subsidiary for the three months ended March 31, 2004 was approximately $20.0 million. There was no activity in the three months ended March 31, 2005 because the subsidiary was in the process of liquidation. In November 2004, our subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. During the fourth quarter 2004, we committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation. The results of operations for the three months ended March 31, 2004 have been reclassified to loss from discontinued operations. The net loss for the Network Services division was $445,000 and $1.8 million for the three months ended March 31, 2005 and 2004, respectively. The loss decreased due to decreased activity in the division pending sale.

Financial Condition, Liquidity and Capital Resources

      Our primary sources of liquidity are cash flows from continuing operations, borrowings under revolving lines of credit, and proceeds from sales of assets and investments. We expect to continue selling vehicles and equipment as we see the need to upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. Our primary liquidity needs are for working capital, capital expenditures, letters of credit and debt service. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and in good condition. We also expect our annual lease payments to increase as we place greater reliance on operating leases to meet our equipment needs. We also have paid $9.0 million in 2005 to our insurance company for cash collateral on our insurance claims. We expect to pay an additional $9.0 million in 2005. Interest payments of approximately $7.6 million are due each February and August under our subordinated debt agreement. In 2004, we purchased a 49% interest in a limited liability company with an established marketing group. The initial investment of $3.7 million will be paid over four quarters which commenced in the third quarter of 2004 with additional contingent payments of up to $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company for the two years following the period after the initial investment is fully funded.

      We anticipate that funds generated from continuing operations, together with borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment obligations, letters of credit, and debt service obligations for at least the next twelve months.

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

      As of March 31, 2005, we had $124.6 million in working capital compared to $134.5 million as of December 31, 2004. The decrease in working capital was due to a decrease in accounts receivable and inventories due to revenue decreasing from the fourth quarter 2004 to March 31, 2005. Our business is traditionally slower in the first quarter. Cash and cash equivalents increased from $19.5 million at December 31, 2004 to $23.6 million at March 31, 2005. At March 31, 2005, the cash balance includes $7.3 million in restricted cash related to collateral for our credit facility.

      Net cash provided by operating activities from continuing operations was $2.3 million for the three months ended March 31, 2005 compared to net cash used in operating activities from continuing operations of $15.1 million for the three months ended March 31, 2004. The net cash provided by operating activities from continuing operations in the three months ended March 31, 2005 was primarily related to timing of cash collections from customers and payments to vendors as well as installations of inventory to projects offset by the net loss from continuing operations. The net cash used in operating activities from continuing operations in the three months ended March 31, 2004 was primarily related to the net loss from continuing operations, purchases of inventory and timing of cash collections from customers and payments to vendors.

      Net cash provided by investing activities of continuing operations was $1.0 million for the three months ended March 31, 2005 compared to $2,000 for the three months ended March 31, 2004. Net cash provided by investing activities from continuing operations in the three months ended March 31, 2005 primarily related to $3.9 million in net proceeds from sales of assets offset by capital expenditures in the amount of $1.9 million and payments related to our equity investment in the amount of $1.1 million. Net cash provided by investing activities from continuing operations in the three months ended March 31, 2004 primarily related to $2.9 million in net proceeds from sales of assets offset by capital expenditures in the amount of $2.9 million.

      Net cash provided by financing activities from continuing operations was $500,000 for the three months ended March 31, 2005 compared to net cash used in financing activities from continuing operations of $300,000 for the three months ended March 31, 2004. Net cash provided by financing activities from continuing operations in the three months ended March 31, 2005 was primarily related to issuance of common stock offset by repayments of borrowings and capital lease payments. Net cash used in financing activities from continuing operations in the three months ended

March 31, 2004 was due to repayment of our credit facility of $1.1 million offset by proceeds from issuance of common stock.

      On May 10, 2005, we entered into an amended and restated loan and security agreement in connection with the revolving credit facility which increased the maximum amount of the revolver to $150 million subject to a reserve of $5.0 million and other adjustments and restrictions pursuant to the terms and conditions of the amended and restated loan and security agreement. The term of the facility was extended to 2010. The terms and conditions of the amended credit facility are similar to the credit facility outstanding as of March 31, 2005 described below. In addition to the increase in the maximum availability and extension of term, the key differences include no monthly financial covenants if certain conditions are met, a release of the restricted cash in the amount of $7.3 million and an increase in borrowing availability based on higher advance rates on unbilled receivables and equipment. To the extent that certain conditions are not met, we must maintain a fixed charge ratio in excess of 1.2 to 1.

      Based upon our projections for 2005, we believe we will be in compliance with the terms and conditions of the amended credit facility. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and covenants of the amended credit facility, we would be required to obtain further modifications of the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2005 projections and thus may not be in compliance with the amended credit facility’s financial covenants in 2005.

      The terms and conditions of the credit facility at March 31, 2005 are described below:

      As of March 31, 2005, the revolving credit facility for our North American operations provided for borrowings up to an aggregate of $125.0 million. The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, which can result in borrowing availability of less than the full amount of the facility. As of March 31, 2005 and December 31, 2004, net availability under the credit facility totaled $7.8 million and $25.5 million, net of outstanding standby letters of credit aggregating $66.8 million each period. At March 31, 2005, $63.3 million of the outstanding letters of credit are issued to support our casualty insurance requirements or surety needs. These letters of credit mature at various dates through December 31, 2005, and except for Letters of Credit totaling $10.0 million, most have automatic renewal provisions subject to prior notice of cancellation. We had no outstanding draws under the credit facility on March 31, 2005 and 2004. The revolving credit facility matures on January 22, 2007. The revolving credit facility at March 31, 2005 is collateralized by a first priority security interest in substantially all of our North American assets including $7.3 million in restricted cash which is included in cash and cash equivalents at March 31, 2005 and a pledge of the stock of certain of our operating subsidiaries. All wholly owned subsidiaries collateralize the facility. Interest under the facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.75% and 1.75% or its LIBOR rate (as defined in the credit facility) plus a margin of between 2.25% and 3.25%, each margin depending on certain financial thresholds. The facility includes an unused facility fee of 0.50%, which may be adjusted to as low as 0.375% or as high as 0.625% depending on the amount of the total commitment which is unused.

      The revolving credit facility outstanding at March 31, 2005 contains customary events of default (including cross-default) provisions and covenants related to our North American operations that prohibit, among other things, making investments and acquisitions in excess of a specified amount, incurring additional indebtedness in excess of a specified amount, paying cash dividends, making other distributions in excess of a specified amount, making capital expenditures in excess of a specified amount, creating liens against our assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables would reduce availability under our revolving credit facility.

      We are required to be in compliance with certain financial covenants measured on a monthly basis. The credit facility was amended on March 17, 2005 modifying certain financial covenants and we were in compliance with our amended credit facility’s financial covenants at March 31, 2005. Under the amended agreement, our North American operations must maintain minimum tangible net worth requirements as well as minimum fixed charge coverage ratio, computed on a monthly basis, beginning in May 2004. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense plus $1.1 million to consolidated interest expense and current maturities of debt for the period of determination. For the purposes of determining the current maturities of long-term debt during the period from April 2004 through March 2005 used in determining the fixed charge coverage ratio the amount of current maturities of long term debt as of any month during this period is multiplied by a fraction, the numerator of which is the number of cumulative months since April 2004, and the denominator of which is 12.

      As of March 31, 2005, we have outstanding $195.9 million in principal amount of its 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our 7.75% senior subordinated notes allows us to incur the following additional indebtedness: the credit facility (up to $150 million), renewals to existing debt permitted under the indenture plus an additional $25 million of indebtedness. The indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if that additional debt has been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit agreement.

      The audit of our 2004 financial statements disclosed a material weakness in our internal controls over inventory. See “Item 4. Controls and Procedures” for remediation procedures we performed during the first quarter 2005 related to the material weakness.

      Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a client and the surety company paid our client the amount due under the bond, the surety company would seek reimbursement of such payment from us. At March 31, 2005, performance and payment bonds outstanding on our behalf totaled $125.1 million.

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

Impact of Inflation

      The primary inflationary factor affecting our operations is increased labor costs. We are also affected by increases in fuel costs which increased significantly in 2004 and first quarter 2005 and are expected to continue to increase in 2005.

Risk Factors

      In the course of operations, we are subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries it serves, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings under the credit facility at March 31, 2005.

Interest Rate Risk

      Less than 5% of our outstanding debt at March 31, 2005 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at March 31, 2005 was $196.1 million and $190.3 million, respectively. Based upon debt balances outstanding at March 31, 2005, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $200,000 on an annual basis.

Foreign Currency Risk

      We have an investment in a subsidiary in Canada and sell our services into this foreign market.

      Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at March 31, 2005 of U.S. dollar equivalents was $2.2 million as of March 31, 2005 and $2.7 million at December 31, 2004.

      Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the three months ended March 31, 2005 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $190,222 for the first quarter 2005.

      As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the three months ended March 31, 2005 (i.e., in addition to actual exchange experience) would have not changed materially our foreign subsidiaries’ translated operating loss.

      See our Annual Report on Form 10-K in Note 1 of Notes to Consolidated Financial Statements for further disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      As of the end of the period covered by our 2004 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we had concluded that as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the period covered by this Form 10-Q, we carried out another evaluation of inventory. Due to the extent of manual procedures performed and the improvements that still need to be made, we have concluded that as of March 31, 2005, our disclosure controls and procedures are still ineffective.

Internal Control over Financial Reporting

      As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal controls and procedures. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The results of management’s assessment and review were reported to the Audit Committee of the Board of Directors.

Based on management’s assessment using the criteria set out above, management believes that we did not maintain an effective internal control over financial reporting as of December 31, 2004, as a result of the following material weakness:

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

      Management’s consideration of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, management did identify weaknesses in internal controls involving inventory practices and policies in our ITS division, with respect to inventory pricing on receipt and the related costs of sales, and inventory tracking prior to sale or use. Management believes this constitutes a material weakness in internal control over the financial reporting process.

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting

      Since December 31, 2004, we have significantly expanded our procedures to include additional analysis and other post-closing procedures to improve the system of internal controls related to inventory processing at our ITS division. We are also in the process of implementing the inventory module into our Oracle System. Once this system can be relied upon and tested, management will no longer need to perform manual procedures. An effective internal control framework requires the commitment of management to require competence, diligence, and integrity on the part of its employees. Control activities include policies and procedures adopted by management to ensure the execution of management directives, and to help advance the successful achievement of our objectives.

      In order to remediate the material weakness in internal control over financial reporting and ensure the integrity of our financial reporting processes in the first quarter of 2005, we performed the following procedures on ITS inventory:

•	performed physical inventory at all locations at March 31, 2005;

•	independent internal observers were used to test count at each location once the initial inventory was completed;

•	reviewed pricing of all inventory items;

•	independent internal verification of inventory price testing by inventory item to ensure no pricing errors existed in the inventory list;

•	analytically compared by location inventory from December 31, 2004 to March 31, 2005 to ensure all activity by location was reasonable based on activity on specific jobs at that location;

•	performed extensive cutoff testing to ensure accruals and inventory were proper and accurate at March 31, 2005; and

•	hired additional accounting staff who specialize in cost accounting and developing improved internal controls.

      In addition, in an effort to improve internal control over financial reporting, we continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist. In addition, we sample tested many controls in the three months ended March 31, 2005 throughout the control environment and found no significant deficiencies or material weaknesses in our testing, except for the items identified at December 31, 2004. Furthermore, in an effort to improve internal control over financial reporting, we have hired individuals with additional accounting expertise in management positions in certain divisions.

      Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      On July 28, 2004, our Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in our best interest to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, the Executive Committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed during the pendency of any motion dismiss in the securities class action.

      We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at March 31, 2005 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but to which we believe is due to us under the terms of the contract. In addition, we were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. All but one of the individual property claims has been settled; one is set for trial in 2005. We will vigorously defend these actions, but may incur significant expense in connection with that defense.

      In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have been cooperating with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost us approximately $1.4 million. These costs were included in the costs on the project at March 31, 2005 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.

      The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $175,000 at March 31, 2005, which has been recorded on the accompanying consolidated balance sheet as other current liabilities.

      In November 2004, we entered into, and bonded a conditional $2.6 million settlement of litigation brought for subcontract work done by Hugh O’Kane Electric for us on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay us for the Hugh O’Kane work. The settlement was conditioned on the outcome of an interlocutory appeal brought by us. The appeal sought to enforce contract terms which relieved us of our obligation to pay Hugh O’Kane when we were not paid by Telergy. New York’s appellate level court upheld the enforceability of the term of our contract, but remanded the case to the trial court to determine whether we were estopped from using this contract provision as a defense. We expect to recover the bond posted in connection with the appeal, and will continue to contest this matter in the trial court. The amount of the loss, if any, relating to this matter cannot be determined at this time.

      We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to our results of operations, financial position or cash flows.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.32*	Employment Agreement dated February 1, 2004 between Michael G. Nearing and MasTec, Inc.

21.1*	Subsidiaries of MasTec

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC. Date: May 10, 2005
/s/ Austin J. Shanfelter
Austin J. Shanfelter
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)