Form 10-K/A
period 2004-12-31
MASTEC INC
filed 2005-08-03
CIK 15615

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

PART I
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements
Item 9A. Controls and Procedure
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Consent of BDO Seidman LLP
Consent of Ernst & Young LLP
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

Explanatory Note
Mastec, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”), which was originally filed on March 31, 2005. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of the 2004 10-K. This Amendment No. 1 amends: (i) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates to provide more detailed disclosure regarding the Company’s recognition of deferred tax assets; (ii) Part I, Item 8 Financial Statements—Note 1 to provide more detailed disclosure regarding the Company’s recognition of deferred tax assets; (iii) Part II, Item 9A, Internal Controls and Procedures to delete a scope limitation to its Management’s Report on Internal Control Over Financial Reporting; and (iv) the certifications required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), so that they be dated as of a current date as required by Rule 12b-15 of the Exchange Act.
This Amendment No. 1 does not result in a change in the Company’s previously reported earnings shown in its Consolidated Statements of Operations or on any amounts previously reported in its Consolidated Balance Sheets. Further, this Amendment No. 1 does not reflect events occurring after the filing of the 2004 Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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
     Our clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as all materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials and nor do we have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.
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
     As a result of our 2003 and 2004 operating losses, we have recorded valuation allowances aggregating $8.3 million and $32.3 million as of December 31, 2003 and 2004, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on a feasible tax planning strategy that is available to us involving the sale of one of our divisions.
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
     Discontinued operations. In the year ended December 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. The results of operations for the years ended December 31, 2003 and 2002 have been reclassified to loss from discontinued operations. The net (loss) income for the Brazil subsidiary was $(21.8) million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. The net loss in 2003 was due to a number of labor claims that were brought by ex-employees against our Brazil operations in 2003.We recorded $9.8 million of expense related to employment claims filed in Brazil in the year ended December 31, 2003 which also resulted in increased legal fees. In addition, we reserved $4.1 million in receivable balances due to the uncertainty of collection in 2003. In the year ended December 31, 2004, we also ceased performing services and committed to sell our Network Services division and exit this service market. This division has been classified as a discontinued operation. The results of operations for the years ended December 31, 2003 and 2002 have been reclassified to loss from discontinued operations. The net loss for the Network Services division was $6.0 million and $17.9 million for the years ended December 31, 2003 and 2002, respectively. The net loss in 2002 included $13.1 million of a one-time, non-cash charge to reduce the carrying value of goodwill related to the cumulative effect of an accounting change upon adoption of SFAS No. 142.
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
▪	$45 million at December 31, 2004;

▪	$40 million from January 31 through May 31, 2005;

▪	$45 million from June 30 through August 31, 2005;

▪	$53.5 million from September 30 through November 30, 2005; then

▪	$53.5 million beginning December 1, 2005; plus 50% of the consolidated net income of our operations from December 1, 2005 through the date of determination.
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
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec’s Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2005 which expressed a qualified opinion thereon.
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

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002
	As Restated	2003	2004
		(In thousands)
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(119,834)	$(24,440)	$(26,217)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	34,643	28,220	17,588
Non-cash stock and restricted stock compensation expense	—	—	644
(Gain) loss on disposal of assets and investments	(5,441)	(5,562)	(161)
Provision for doubtful accounts	15,088	4,278	5,086
Write-down of assets	20,375	—	2,020
Income tax refunds	53,414	28,121	176
Provision for inventory obsolescence	5,203	1,837	902
Cumulative change in accounting principle, net	12,596	—	—
Goodwill impairment	79,710	—	—
Minority interest	—	—	333
Deferred income tax benefit	(51,844)	(5,140)	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	29,568	(31,678)	(240)
Inventories	(8,484)	(11,997)	(13,786)
Other assets, current and non-current portion	(17,181)	(14,736)	(2,211)
Accounts payable	(4,951)	34,404	13,763
Other liabilities, current and non-current portion	11,911	3,687	7,509

Net cash provided by operating activities of continuing operations	54,773	6,994	5,406

Cash flows (used in) provided by investing activities of continuing operations:
Capital expenditures	(18,925)	(10,961)	(9,310)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(17,269)	(1,861)	—
Investments in unconsolidated companies partner	—	(275)	(1,092)
Investment in life insurance policies	(1,840)	(1,803)	(1,785)
Net proceeds from sale of assets and investments	13,891	22,253	8,065

Net cash (used in) provided by investing activities of continuing operations	(24,143)	7,353	(4,122)

Cash flows used in financing activities of continuing operations:
Repayments proceeds from revolving credit facilities, net	(70,693)	1,309	—
Proceeds repayments from other borrowings, net	(414)	(510)	(3,283)
Payments of capital lease obligations	—	(3,068)	(363)
Proceeds from issuance of common stock	310	1,082	2,643

Net cash used in financing activities of continuing operations	(70,797)	(1,187)	(1,003)

Net (decrease) increase in cash and cash equivalents	(40,167)	13,160	281

Net effect of translation on cash	2,465	(1,922)	432
Cash and cash equivalents—beginning of period	48,478	8,730	19,415
Cash used in discontinued operations	(2,046)	(553)	(580)

Cash and cash equivalents—end of period	$8,730	$19,415	$19,548

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,576	$15,504	$17,643
Income taxes	$1,555	$155	$68

Supplemental non-cash disclosures:
Investment in unconsolidated companies	—	—	$2,775
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
     The Company’s clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as all materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. The Company is only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials and nor does the Company have any risk associated with customer furnished materials. The Company’s clients retain the financial and performance risk of all customer furnished materials.
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
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
     As a result of its 2003 and 2004 operating losses, the Company recorded valuation allowances aggregating $8.3 million and $32.3 million as of December 31, 2003 and 2004, respectively, to reduce certain of its net deferred Federal, foreign and state tax assets to their estimated net realizable value. The Company anticipates that it will generate sufficient pretax income in the future to realize its deferred tax assets. In the event that the Company’s future pretax operating income is insufficient for it to use its deferred tax assets, the Company has based its determination that the deferred tax assets are still realizable based on a feasible tax planning strategy that is available to the Company involving the sale of one of its divisions.
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
     In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”) which clarified some of the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) and exempted certain entities from its requirements. FIN 46R was effective on March 31, 2004. The Company has considered the provisions of FIN 46R for this investment and believes it will not be necessary to include in the consolidated financial statements any assets, liabilities or activities of this investment. A description of the Company’s equity investment and the related transactions between the Company and this investee is discussed in Note 12.
     Stock based compensation. The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.
     The Company has reflected below the 2002, 2003 and 2004 net loss and the pro forma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2003 and 2004, respectively: a five, seven and seven year expected life; volatility factors of 74%, 76% and 80%; risk-free interest rates of 3.0%, 3.0% and 3.6%; and no dividend payments. The required pro forma disclosures are as follows: (in thousands, except per share data)

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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Note 2 — Restatement of Financial Statements
2002 Financial Statement Restatement
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
     The following table sets forth the impact of its restatements on certain amounts previously reported in the Consolidated Financial Statements as of and for the year ended December 31, 2002:

	2002	2002
	As Reported	As Restated *
	(In thousands)
Balance Sheet
Deferred tax asset, net	$40,271	$39,206
Total assets	623,792	622,681
Accounts payable	63,492	67,399
Other current liabilities	65,696	67,412
Total current liabilities	130,395	136,018
Other liabilities	22,214	26,218
Accumulated deficit	(54,810)	(65,548)
Total shareholders’ equity	273,748	263,010
Total liabilities and shareholders’ equity	$623,792	$622,681

	2002	2002
	As Reported	As Restated*
Statement of Operations
Revenue	$838,055	$838,055
Costs of revenue, excluding Depreciation	745,178	749,422
General and administrative expenses.	118,278	118,750
Loss before cumulative effect of change in accounting principle and benefit for income taxes	(168,608)	(173,324)
Benefit for income taxes	65,473	62,439
Net loss before cumulative effect of change in accounting principle	(103,135)	(110,885)
Net loss	$(128,806)	$(136,556)
Basic and diluted loss per share	$(2.69)	$(2.85)

*	Before effect of reclassifying 2002 results of operations of the Brazil and Network Services Operations to loss from discontinued operation discussed in Note 10.
Deferred tax asset
     During the 2002 financial statement audit, MasTec prepared a tax strategy to support the carrying value of its deferred tax asset. This tax strategy did not consider the separate components of state taxes and federal taxes. During the 2003 financial statement audit,

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

Note 5 — Accounts Receivable

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Accounts receivable, classified as current, consist of the following (in thousands):

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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Note 10 — Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, the Company wrote off approximately $12.3 million in goodwill (see Note 3) and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The results of operations for the years ended December 31, 2002 and 2003 have been reclassified to loss from discontinued operations. The net income for the Brazil subsidiary was $1.2 million in the year ended December 31, 2002 and the net loss for Brazil was $21.8 million and $20.2 million for the years ended December 31, 2003 and 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.
     The following table summarizes the assets and liabilities of our Brazil operations as of December 31, 2003 and 2004 (in thousands):

	December 31,	December 31,
	2003	2004
Current assets	$7,755	$290
Non current assets	2,244	—
Current liabilities	(21,886)	(19,455)
Non current liabilities	(1,334)	(2,170)
Accumulated foreign currency translation.	(21,091)	(21,335)
     The following table summarizes the results of operations for our Brazil operations (in thousands):

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2002	2003	2004
Revenue	$41,773	$18,761	$—
Cost of revenue	(37,110)	(20,846)	(5)
Operating expenses	(3,393)	(18,877)	(1,046)
Income (loss) from operations before (provision) benefit for income taxes and minority interest	1,270	(20,962)	(1,051)
(Provision) Benefit for income taxes	58	(2,584)	—
Minority interest	137	(1,708)	—

Net income (loss)	$1,191	$(21,838)	$(1,051)

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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

     The following tables summarize information about stock options outstanding:

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	As of December 31, 2004
	Stock Options Outstanding			Options Exercisable
		Weighted Average
	Number of Stock	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
$2.0050 - $2.2150	376,499	5.29	$2.0552	92,840	$2.0550
$2.2151 - $3.3400	150,000	4.62	$3.3400	100,000	$3.3400
$3.3401 - $4.8600	436,667	3.09	$4.4409	386,435	$4.3938
$4.8601 - $7.0900	764,106	6.55	$5.5908	377,065	$5.7896
$7.0901 - $10.5600	2,179,816	7.06	$8.2993	981,101	$8.9504
$10.5601 - $15.5833	2,587,860	3.95	$13.3136	2,211,260	$13.1260
$15.5834 - $21.0417	1,703,901	4.53	$19.3286	1,703,901	$19.3286
$21.0418 - $28.5000	525,921	2.39	$26.8849	517,654	$26.8864
$28.5001 - $36.8750	232,010	1.48	$33.3335	232,010	$33.3335
$36.8751 - $45.0833	5,250	2.38	$44.0120	5,250	$44.0120

$2.0050 - $45.0833	8,962,030	4.91	$12.8396	6,607,516	$14.6839
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

Note 15 — Commitments and Contingencies

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

Item 9A. Controls and Procedure
     Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Based upon that evaluation, we concluded that as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission or that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
     Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The results of management’s assessment and review were reported to the Audit Committee of the Board of Directors.
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
     Scope of Management’s Report on Internal Control Over Financial Reporting – In our Form 10-K for the year ended December 31, 2004 previously filed with the Securities and Exchange Commission on March 31, 2005, we incorrectly noted a scope limitation in our assessment regarding the effectiveness of our internal control over financial reporting due to our failure to test the internal control over financial reporting of both our Network Services division, which we accounted for as a discontinued operation in 2004, and Globetec, Inc., a company that is 51% owned by us. In our Form 10-K filed on March 31, 2005, we disclosed that this scope limitation was based on the insignificance of these operations (within the meaning of Rule 11-01(b) of Regulation S-X) as well as, with respect to Globetec, our inability to dictate or modify the controls of that entity. Since we own 51% of Globetec and have the contractual right to appoint a majority of the managers on Globetec’s Board of Managers, we were incorrect in concluding that we are unable to dictate or modify the controls of Globetec. In addition, while the entities’ insignificance is a proper reason for excluding such entities from our internal control over financial reporting testing, we should not have characterized this exclusion from our internal control over financial reporting testing as a scope limitation.
     We determined that both our Network Services division’s and Globetec’s account balances and processes should be excluded from our internal control over financial reporting evaluation process based on a materiality and scoping analysis that we performed similar to that prescribed by paragraphs 22 and 23 of Auditing Standard No. 2 – An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of the Financial Statement. Pursuant to this materiality and scoping analysis, we determined that the account balances and processes of each of our Network Services division and Globetech were insignificant from a quantitative and qualitative perspective. We based our conclusion on the fact that our Network Services division’s and Globetec’s combined net assets, revenues and net loss as of and for the year ended December 31, 2004 were $7.8 million, $24.7 million and $1.8 million, respectively, each of which is less than 4% of the related line items on our financial statements, and therefore individually and in the aggregate immaterial to our financial position and operations. We therefore determined that the lack of testing of the internal controls over financial reporting of our Network Services division and Globetec would not lead to a material misstatement of our financial statements.
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
Management identified weaknesses in internal controls involving inventory practices and policies in the Company’s ITS division, with respect to inventory pricing on receipt and the related cost of revenue, and inventory tracking prior to sale or use. Management believes this constitutes a material weakness in internal control over the financial reporting process, including the Company’s closing process, as it relates to this division. As a result of this weakness, a significant adjustment to correct for this weakness was required and has been recorded by the Company in preparing the 2004 financial statements. Management has undertaken a review of the related account and believes that it has identified and corrected any misstatement resulting from this material weakness.
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
          3. Exhibits including those incorporated by reference:

Exhibit
No.	Description
3.1	Articles of Incorporation, filed as Appendix B to our definitive Proxy Statement for our 1998 Annual Meeting of Stockholders dated April 14, 1998 and filed with the Securities and Exchange Commission on April 14, 1998, and incorporated by reference herein

3.2	Second Amended and Restated Bylaws of MasTec, Inc. Amended and Restated as of May 30, 2003, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2003 and filed with the Commission on August 14, 2003 and incorporated by reference herein

4.1	Indenture, dated as of February 4, 1998 between MasTec and First Trust national Association, as trustee relating to our 7.75% Senior Subordinated Notes Due 2008, filed as Exhibit 4.2 to our Registration Statement on Form S-4 filed on February 13, 1998 (file no. 333-46361) and incorporated by reference herein

10.1	1994 Stock Incentive Plan filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein

10.2	1994 Stock Option Plan for Non-employee Directors filed as an Appendix to our definitive Proxy Statement for our 1993 Annual and Special Meeting of Stockholders, dated February 10, 1994 and filed with the Commission on February 11, 1994 and incorporated by reference herein

10.4	1999 Non-Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.5	Revolving Credit and Security Agreement dated as of January 22, 2002 between MasTec, certain of its subsidiaries, and Fleet Financial Corporation as agent filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein

10.6	Assumption and Amendment Agreement to Revolving Credit and Security Agreement dated February 7, 2002 filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 28, 2002 and incorporated by reference herein

10.7	Amendment No. 2 to the Revolving Credit and Security Agreement dated as of October 25, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.8	Amendment No. 3 and Consent to the Revolving Credit and Security Agreement dated as of November 1, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10-8 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

Exhibit
No.	Description
10.9	Amendment No. 4 to the Revolving Credit and Security Agreement dated as of March 6, 2003 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.11+	Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 20, 2002, and filed with the Commission on November 14, 2002 and incorporated by reference herein

10.12+	Severance Agreement with Jose Sariego dated as of December 31, 2002, filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.13+	Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.14+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.15+	First Amendment to the Split-Dollar Agreement dated September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.16+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein

10.17	2003 Employee Stock Incentive Plan, filed as Appendix B to our definitive proxy statement for our 2003 Annual Meeting of Shareholders, dated April 25, 2003 and incorporated by reference herein

10.18	Amendment No. 5 to our Revolving Credit and Security Agreement dated as of September 18, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein

10.19	Amended and Restated 2003 Stock Incentive Plan for Non-Employees, filed as Appendix A to our definitive proxy statement for a Special Meeting of Shareholders, dated November 17, 2003 and incorporated by reference herein

10.21	Amendment No. 6 to the Revolving Credit and Security Agreement dated as of December 29, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.2 to our Registration Statement on Form S-3 (file no. 333-111845) and incorporated by reference herein

10.22	Amendment No. 7 to the Revolving Credit and Security Agreement dated as of July 22, 2004 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation, as agent, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.23+	Separation Agreement and General Release entered into as of March 22, 2004 between MasTec, Inc. and Eric J. Tveter, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.24+	Separation Agreement and General Release entered into as of March 11, 2004 between MasTec, Inc. and Donald P. Weinstein, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.25+	Separation Agreement and General Release entered into as of August 7, 2001 between MasTec, Inc. and Joel Citron, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein

10.26	Amendment No. 8 to Revolving Credit and Security Agreement dated October 4, 2004, filed as Appendix A to our Form 8-K filed October 8, 2004

10.27+	Employment Agreement, dated October 12, 2004 between C. Robert Campbell and MasTec, Inc. , filed as Appendix A to our Form 8-K filed October 21, 2004

10.28	Amendment No. 9 to Revolving Credit and Security Agreement dated December 29, 2004, filed as Exhibit 10.28 to our Form 10-Q for the three months ended September 30, 2004 and incorporated by reference herein

10.29+	Employment Agreement dated January 3, 2005 between Gregory S. Floerke and MasTec, Inc.

10.30+**	Split-Dollar Agreement effective July 16, 2004 between MasTec, Inc and Jose Mas

Exhibit
No.	Description
10.31**	Amendment No. 10 to Revolving Credit and Security Agreement dated March 17, 2005

21.1**	Subsidiaries of MasTec

23.1*	Consent of Independent Registered Public Accounting Firm (BDO Seidman LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

31*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002

32*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-K/A

**	Previously filed with the Form 10-K

+	Management contract or compensation plan arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on August 3, 2005.

MASTEC, INC.

/s/ AUSTIN J. SHANFELTER

Austin J. Shanfelter President and Chief Executive Officer (Principal Executive Officer)

/s/ C. ROBERT CAMPBELL

C. Robert Campbell Chief Financial Officer (Principal Financial and Accounting Officer)