Form 10-Q
period 2005-06-30
MASTEC INC
filed 2005-08-09
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File Number 001-08106
MASTEC, INC.
(Exact name of registrant as specified in Its charter)

Florida	65-0829355

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Douglas Road, Floor 12, Coral Gables, FL	33134

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 599-1800
Former name, former address and former fiscal year, if changed since last report: Not Applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.
     As of August 1, 2005 MasTec, Inc. had 49,003,735 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue	$236,109	$225,741	$453,879	$420,449
Costs of revenue, excluding depreciation	209,218	201,477	414,188	390,050
Depreciation	4,651	4,345	9,615	9,176
General and administrative expenses	16,465	16,061	32,925	36,574
Interest expense, net	4,734	4,664	9,585	9,567
Other income, net	(1,433)	(405)	(3,405)	(237)

Income (loss) from continuing operations before minority interest	2,474	(401)	(9,029)	(24,681)
Minority interest	(356)	(35)	(422)	(35)

Income (loss) from continuing operations	2,118	(436)	(9,451)	(24,716)
Discontinued operations:
Loss on discontinued operations, net of tax benefit of $0 in 2005 and 2004	(419)	(304)	(864)	(2,925)
Loss on write off of assets of discontinued operations, net	–	–	–	(19,165)
Loss on sale of assets of discontinued operations, net of tax benefit of $0 in 2005 and 2004	(583)	–	(583)	–

Net income (loss)	$1,116	$(740)	$(10,898)	$(46,806)

Basic weighted average common shares outstanding	48,894	48,385	48,795	48,354

Basic net income (loss) per share:
Continuing operations	$.04	$(.01)	$(.19)	$(.51)
Discontinued operations	(.02)	(.01)	(.03)	(.46)

Total basic net income (loss) per share	$.02	$(.02)	$(.22)	$(.97)

Diluted weighted average common shares outstanding	49,431	48,385	48,795	48,354

Diluted net income (loss) per share:
Continuing operations	$.04	$(.01)	$(.19)	$(.51)
Discontinued operations	(.02)	(.01)	(.03)	(.46)

Total diluted net income (loss) per share	$.02	$(.02)	$(.22)	$(.97)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$4,589	$19,548
Accounts receivable, unbilled revenue and retainage, net	212,942	200,743
Inventories	39,804	45,293
Income tax refund receivable	1,077	2,846
Prepaid expenses and other current assets	39,293	43,828

Total current assets	297,705	312,258
Property and equipment, net	60,306	69,303
Goodwill	138,640	138,640
Deferred taxes, net	52,561	50,732
Other assets	40,140	29,590

Total assets	$589,352	$600,523

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of debt	$111	$99
Accounts payable and accrued expenses	114,643	113,333
Other current liabilities	60,427	64,363

Total current liabilities	175,181	177,795
Other liabilities	36,561	35,516
Long-term debt	196,153	196,059

Total liabilities	407,895	409,370

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; authorized shares – 5,000,000; issued and outstanding shares – none	—	—
Common stock $0.10 par value authorized shares – 100,000,000 issued and outstanding shares – 48,960,928 and 48,597,000 shares in 2005 and 2004, respectively	4,896	4,860
Capital surplus	354,240	353,033
Accumulated deficit	(178,182)	(167,284)
Accumulated other comprehensive income	503	544

Total shareholders’ equity	181,457	191,153

Total liabilities and shareholders’ equity	$589,352	$600,523

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(9,451)	$(24,716)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	9,708	9,527
Non-cash stock and restricted stock compensation expense	206	416
Gain on sale of fixed assets	(2,960)	(836)
Write down of fixed assets	327	605
Provision for doubtful accounts	1,909	2,754
Provision for inventory obsolescence	400	902
Minority interest	422	35

Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	(17,127)	(1,823)
Inventories	5,118	(10,975)
Income tax refund receivable	1,769	1,008
Other assets, current and non-current portion	(5,819)	(2,148)
Accounts payable and accrued expenses	1,774	15,571
Other liabilities, current and non-current portion	(1,560)	8,603

Net cash used in operating activities of continuing operations	(15,284)	(1,077)

Cash flows (used in) provided by investing activities of continuing operations:
Capital expenditures	(3,873)	(5,118)
Payments received from sub-leases	380	190
Investments in unconsolidated companies	(2,411)	(88)
Net proceeds from sale of assets	4,354	6,505

Net cash (used in) provided by investing activities of continuing operations	(1,550)	1,489

Cash flows provided by (used in) financing activities of continuing operations:
Proceeds (repayments) from other borrowings, net	106	(3,255)
Payments of capital lease obligations	(182)	(192)
Proceeds from issuance of common stock	1,243	1,059

Net cash provided by (used in) financing activities of continuing operations	1,167	(2,388)

Net decrease in cash and cash equivalents	(15,667)	(1,976)
Net effect of currency translation on cash	(44)	27
Cash and cash equivalents — beginning of period	19,548	19,415
Cash provided by (used in) discontinued operations	752	(685)

Cash and cash equivalents — end of period	$4,589	$16,781

Cash paid during the period for:
Interest	$9,778	$9,645

Income taxes	$294	$62

Supplemental disclosure of non-cash information:
     During the six months ended June 30, 2005, the Company disposed of certain assets and equipment for which it recorded a receivable of $805,000 in other current assets as of June 30, 2005.
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
Note 2 – Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended by the Form 10-K/A, for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. As discussed in Note 6, the Company ceased doing business in Brazil in March 2004 and the Company committed to sell its Network Services division in the fourth quarter of 2004 and sold the division in May 2005. These entities have been classified as discontinued operations in all periods presented. Accordingly, the net loss for the Network Services division for the three and six months ended June 30, 2004 has been reclassified from the prior period presentation as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.
Note 3 – Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. Other parties’ interests in consolidated entities, GlobeTec Construction, LLC, are reported as minority interests in the condensed unaudited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
(b) Comprehensive Income (Loss)
     Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.
     Comprehensive income (loss) consisted of the following (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,116	$(740)	$(10,898)	$(46,806)
Less: foreign currency translation	(46)	(186)	(41)	21,014

Comprehensive income (loss)	$1,070	$(926)	$(10,939)	$(25,792)

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
(c) Revenue Recognition
     Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some service agreements that are billed on a fixed fee basis. Under the Company’s fixed fee master service and similar type service agreements, the Company furnishes various specified units of service for a fixed price per unit of service. The Company recognizes revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company also immediately recognizes the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.
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
(d) Basic and Diluted Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. In the six months ended June 30, 2005, three months ended June 30, 2004 and six months ended June 30, 2004, common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 381,000 shares for the three months ended June

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
30, 2004. Common stock equivalents amounted to 662,000 shares and 915,000 shares for the six months ended June 30, 2005 and 2004, respectively. Accordingly, diluted net loss per share is the same as basic net loss per share for these periods.
     In the three months ended June 30, 2005, diluted net income per share includes the diluted effect of stock options using the treasury stock method. Differences between the weighted average shares outstanding used to calculate basic and diluted net income per share relates to stock options and restricted stock assumed exercised under the treasury stock method of accounting.
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
     Management assesses the impairment of intangibles and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the three months ended June 30, 2005 and 2004, the Company recognized no impairment losses and write-offs of long-lived assets. In the six months ended June 30, 2005 and 2004, the Company recognized impairment losses and write offs of long-lived assets of $327,000 and $605,000, respectively.
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. In connection with the abandonment of the Brazil subsidiary as discussed in Note 6, the Company wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the six months ended June 30, 2004 which is included in the loss from discontinued operations.
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
     The Company is required to post cash collateral or letters of credit periodically to its insurance carriers. The Company posted additional cash collateral of $4.5 million and $9.0 million in the three months and six months ended June 30, 2005, respectively, which is included in other assets of June 30, 2005. In July 2005, an additional $4.5 million was posted as cash collateral. The Company expects to post a $9.0 million letter of credit on October 1, 2005, at which time the carrier will return $4.5 million in cash previously posted as cash collateral to the Company. The increase in cash collateral and letters of credit is related to a change in insurance carriers and other market factors including growth in the Company’s business and insurance loss ratios.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
(g) Stock Based Compensation
     The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The Company has reflected below the net loss and proforma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
     The fair value of each option granted was estimated using the Black Scholes option pricing model with the following assumptions used:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Expected life	7 years	7 years	7 years	7 years
Volatility percentage	79.2%	75.6%	79.2%	75.6%
Interest rate	3.625%	3.0%	3.625%	3.0%
Dividends	None	None	None	None
     The required proforma disclosures are as follows (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,116	$(740)	$(10,898)	$(46,806)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(998)	(2,234)	(2,108)	(4,895)

Proforma net income (loss)	$118	$(2,974)	$(13,006)	$(51,701)

Basic net income (loss):
As reported	$.02	$(.02)	$(.22)	$(.97)

Proforma	$–	$(.06)	$(.27)	$(1.07)

Diluted net income (loss):
As reported	$.02	$(.02)	$(.22)	$(.97)

Proforma	$–	$(.06)	$(.27)	$(1.07)

     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for performance-based options and restricted stock is a reduction of stockholders’ equity in the consolidated balance sheets. In the six months ended June 30, 2005, the Company issued 75,000 shares of restricted stock to key employees. The value of the restricted stock is approximately $656,000 and will be expensed over twenty-one months (the vesting period). The Company also issued 57,926 shares of restricted stock to board members in 2004. The deferred compensation related to this issuance, which was valued at $294,000, is being amortized over three years (the vesting period). Total unearned compensation related to restricted stock grants as of June 30, 2005 is approximately $768,000. Subsequent to June 30, 2005, the Company issued 15,000 shares of restricted stock to a key employee. The value of this issuance is approximately $144,900. One-third of the shares vested immediately. The remaining two-thirds will be vested over twenty-four months.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
(h) Reclassifications
     Certain reclassifications were made to the December 31, 2004 financial statements in order to conform to the current year presentation. In addition, as discussed in Note 6, the Company committed to sell its Network Services division in the fourth quarter 2004 and sold the division in May 2005. Accordingly, the net loss for the Network Services division for the three months and six months ended June 30, 2004 has been reclassified as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations from the prior period presentation.
(i) Equity investments
     The Company has one common stock investment which the Company accounts for by the equity method because the Company owns 49% of the entity and the Company has the ability to exercise significant influence over the financial and operational policies of the limited liability company. The Company’s share of its earnings or losses in this investment is included as other income, net in the condensed unaudited consolidated statements of operations. As of June 30, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. See Note 9.
(j) Fair value of financial instruments
     The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At June 30, 2005 and December 31, 2004, the fair value of the Company’s outstanding senior subordinated notes was $194.4 million and $184.5 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.
Note 4 – Other Assets and Liabilities
     Prepaid expenses and other current assets as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Deferred tax assets	$4,278	$6,107
Notes receivable	1,744	2,511
Non-trade receivables	18,353	22,164
Other investments and assets held for sale	5,690	5,884
Prepaid expenses and deposits	7,938	5,931
Other	1,290	1,231

Total prepaid expenses and other current assets	$39,293	$43,828

     Other non-current assets consist of the following as of June 30, 2005 and December 31, 2004 (in thousands):

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)

	June 30,	December 31,
	2005	2004
Long-term receivables, including retainage	$3,592	$4,694
Equity investment	4,556	3,780
Investment in real estate	1,683	1,683
Long-term portion of deferred financing costs, net	4,487	2,414
Cash surrender value of insurance policies	5,230	5,279
Non-compete agreement, net	990	1,080
Insurance escrow	15,698	7,083
Other	3,904	3,577

Total	$40,140	$29,590

     Other current and non-current liabilities consist of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Current liabilities:
Accrued compensation	$12,619	$15,090
Accrued insurance	17,867	16,691
Accrued interest	6,329	6,329
Accrued losses on contracts	1,647	2,638
Accrued guaranteed equity investment	925	2,775
Due to subcontractors	9,692	8,948
Other	11,348	11,892

Total	$60,427	$64,363

	June 30,	December 31,
	2005	2004
Non-current liabilities:
Accrued insurance	$34,752	$33,751
Minority interest	545	333
Other	1,264	1,432

Total	$36,561	$35,516

Note 5 – Debt
     Debt is comprised of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Revolving credit facility at LIBOR plus 2.25% as of June 30, 2005 and 3.25% as of December 31, 2004 (5.75% as of June 30, 2005 and December 31, 2004, respectively) and the bank’s prime rate plus 0.75% as of June 30, 2005 and 1.75% as of December 31, 2004 (7.0% as of June 30, 2005 and December 31, 2004, respectively)	$—	$—
7.75% senior subordinated notes due February 2008	195,929	195,915
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	335	243

Total debt	196,264	196,158
Less current maturities	(111)	(99)

Long-term debt	$196,153	$196,059

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
Revolving Credit Facility
     The Company has a revolving credit facility for North American operations (the “Credit Facility”). On May 10, 2005, the Company entered into an amended and restated loan and security agreement in connection with the Credit Facility which increased the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.5 million which are being amortized over the life of the Credit Facility. The Credit Facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in the condensed unaudited consolidated balance sheet.
     The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of June 30, 2005 and December 31, 2004, net availability under the Credit Facility totaled $38.8 million and $25.5 million, respectively, net of outstanding standby letters of credit aggregating $66.8 million in each period. At June 30, 2005, $63.3 million of the outstanding letters of credit are issued to support the Company’s casualty insurance requirements or surety needs. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. The Company had no outstanding draws under the Credit Facility at June 30, 2005 and December 31, 2004. The Credit Facility, at June 30, 2005, is collateralized by a first priority security interest in substantially all of the Company’s assets and a pledge of the stock of certain of its operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. Interest under the Credit Facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or its LIBOR rate (as defined in the credit facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to the Company’s operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions in excess of specified amounts, making capital expenditures in excess of specified amounts, creating liens against the Company’s assets, prepaying other indebtedness including the Company’s 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of the Company’s equipment or an increase in the Company’s lease expense related to real estate, would reduce availability under the Credit Facility.
     The Company is required to be in compliance with a fixed charge ratio financial covenant measured on a monthly basis and certain events are triggered if the net availability under the Credit Facility is under $20 million at any given day. The Company’s operations are required to comply with a minimum fixed charge coverage ratio of 1.2 to 1.0 if these conditions of availability are not met. The Credit Facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of June 30, 2005 because the net availability under the Credit Facility was $38.8 million as of June 30, 2005 and net availability did not reduce below $20 million at any given day during the period.
     Based upon the Company’s projections for 2005, the Company believes it will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements in 2005. The Company is dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should the Company be unable to comply with the terms and conditions of the Credit Facility, it would be required to obtain further modifications of the credit facility or another source of financing to continue to operate. The Company may not be able to achieve its 2005 projections and thus may not be in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
     The Company’s variable rate Credit Facility exposes it to interest rate risk. However, the Company had no borrowings outstanding under the Credit Facility at June 30, 2005.
Senior Subordinated Notes
     As of June 30, 2005, the Company had outstanding $195.9 million in principal amount of its 7.75% senior subordinated notes due in February 2008. Interest is due semi-annually. The notes are redeemable, at the Company’s option at 101.292% of the principal amount plus accrued but unpaid interest until January 31, 2006, and at 100% of the principal amount plus accrued but unpaid interest thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
     The Company had no holdings of derivative financial or commodity instruments at June 30, 2005.
Note 6 – Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets of its Brazil subsidiary and made a determination to exit the Brazil market. During the six months ended June 30, 2004, the Company wrote off approximately $12.3 million in goodwill (see Note 3(e)) and the net investment in its Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The net loss from operations for the Brazil subsidiary was approximately $129,000 and $955,000, for the three months and six months ended June 30, 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three and six months ended June 30, 2005, the Brazil subsidiary had no activity as the entity is in the process of liquidation.
     The following table summarizes the assets and liabilities for the Brazil operations as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Current assets	$290	$290
Non-current assets	—	—
Current liabilities	(19,455)	(19,455)
Non-current liabilities	(2,170)	(2,170)
Accumulated foreign currency translation	21,335	21,335
     The following table summarizes the results of operations for the Brazil operations (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2004	2004
Revenue	$—	$—
Cost of revenue	—	(5)
Operating expenses.	$(129)	$(950)

Net loss	(129)	(955)

     During the fourth quarter of 2004, the Company committed to sell its Network Services division. This division has been classified as a discontinued operation in all periods presented. Accordingly, the net loss for the Network Services division for the three and six months ended June 30, 2004, has been reclassified as a loss from discontinued operations in

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
the Company’s condensed unaudited consolidated statements of operations from the prior period presentation. The net loss from operations for the Network Services division was $175,000 and $1.97 million for the three months and six months ended June 30, 2004, respectively. The net loss from operations for the Network Services division was $419,000 and $864,000 for the three months and six months ended June 30, 2005, respectively.
     On May 24, 2005, the Company sold certain assets of its Network Services Division to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. The Company recorded a loss on sale of approximately $583,000, net of tax, in the three and six months ended June 30, 2005. The loss on the sale of the division resulted from additional selling costs and remaining obligations of the division that were not assumed by the buyer.
     The following table summarizes the assets and liabilities of the Network Services division as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Current assets	$1,284	$4,464
Non current assets	34	27
Current liabilities	(1,504)	(2,753)
Non current liabilities	–	–
Shareholder’s deficit (equity)	186	(1,738)
     The following table summarizes the results of operations for the Network Services division (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenue	$1,140	$5,537	$3,777	$10,851
Cost of revenue	1,243	4,784	3,777	10,784
Operating and other expenses	316	928	864	2,037

Loss from operations before benefit for income taxes	$(419)	$(175)	$(864)	$(1,970)
Benefit for income taxes	–	–	–	–

Net loss	$(419)	$(175)	$(864)	$(1,970)

Note 7 – Commitments and Contingencies
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

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
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
     The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, MasTec brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at June 30, 2005 amounted to $6.3 million representing amounts due MasTec on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which the Company has not recognized as revenue but which the Company believes is due to the Company under the terms of the contract.
     The Company was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. The individual property claims have been settled. In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and the Company received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has cooperated with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost the Company approximately $1.4 million. These costs were included in the costs on the project at June 30, 2005 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.
     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $175,000 at June 30, 2005, which is recorded in the condensed unaudited consolidated balance sheet as accrued expenses.
     In June 2005, the Company posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against MasTec for damages plus attorney’s fees resulting from a break in a Citgo pipeline. The Company seeks a new trial and reduction in the damages award. The Company intends to contest this matter in the appellate court. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be between $100,000 and $2.1 million. $100,000 is recorded in the condensed unaudited consolidated balance sheet as accrued expense.
     The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to the Company’s results of operations, financial position or cash flows.
     The Company is required to provide payment and performance bonds in connection with some of its contractual commitments related to projects in process. Such bonds amounted to $105.4 million at June 30, 2005.
Note 8 – Concentrations of Risk
     The Company provides services in the telecommunications, broadband (including cable, satellite and high speed internet), energy, traffic control and homeland security systems markets.
     Revenue by customer industry group is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Telecommunications	$76,810	$53,781	$148,050	$99,555
Broadband	68,846	94,090	138,095	173,589
Energy	50,595	41,330	95,131	79,150
Government	39,858	36,540	72,603	68,155

	$236,109	$225,741	$453,879	$420,449

     The Company has more than 500 customers primarily throughout the United States and Canada, which include some of the largest and most prominent companies in communications, broadband and energy fields, as well as government agencies such as departments of transportation. The Company’s customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.
     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended June 30, 2005, 36.7% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 25.7% and 11.0% of the total revenue for the three months ended June 30, 2005.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
During the three months ended June 30, 2004, two customers accounted for 37.7% of the Company’s total revenue after adjustment for discontinued operations (see Note 6). Revenue from these two customers accounted for 20.3% and 17.4% of the total revenue for the three months ended June 30, 2004. During the six months ended June 30, 2005, 38.7% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 27.0% and 11.7 % of total revenue for the six months ended June 30, 2005. During the six months ended June 30, 2004, 37.0% of the Company’s total revenue was attributed to two customers after adjustment for discontinued operations. Revenue from these two customers accounted for 19.0% and 18.0% of the total revenue for the six months ended June 30, 2004.
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. Management analyzes historical bad debt experience, client concentrations, client credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of clients that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of June 30, 2005, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $14.8 million net of $8.0 million, in specific reserves. As of December 31, 2004, the Company had remaining receivables from clients undergoing bankruptcy reorganization totaling $15.1 million net of $9.0 million in specific reserves. Specific reserves decreased since December 31, 2004 due to the recovery of $1.1 million in the three and six months ended June 30, 2005 related to a bankruptcy secured claim being finalized. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $19.5 million and $20.0 million as of June 30, 2005 and December 31, 2004, respectively, for both specific customers and as a reserve against other past due balances. Should additional clients file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.
Note 9 – Equity Investment
     In September 2004, MasTec purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million to be paid in four quarterly installments of $925,000 that commenced in September 2004 and eight subsequent contingent quarterly payments. The contingent payments will commence upon final payment of the initial amount and will be up to a maximum of $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company in specified preceding quarters. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self funded. The Company expects this venture will be able to fully fund its own operating capital requirements by the fourth quarter of 2005. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales.
     As of June 30, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.
     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the financial and operational policies of this limited liability company. As of June 30, 2005, the Company had an investment balance of approximately $4.6 million in relation to this investment included in other assets with a liability of $925,000 related to the outstanding commitment which is included in other liabilities.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
     Based upon the lack of significance to the financial information of the Company, no summary financial information for this equity investment has been provided.
Note 10 – Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the period from April 1, 2005 through June 4, 2005, and the three months ended June 30, 2004, MasTec paid Neff $155,395 and $158,780, respectively. During the period from January 1, 2005 through June 4, 2005 and the six months ended June 30, 2004, MasTec paid Neff $328,013 and $442,594, respectively. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company paid him his base salary of $300,000 through December 2004, provided him with certain employee and insurance benefits and provided for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the Company recorded $199,500 in stock compensation expense in the six months ended June 30, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, severance expense was recorded in the six months ended June 30, 2004 in the amount of $300,000.
     In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, paid him regular salary through July 14, 2004 at an annual rate of $306,837, provided him with certain employee benefits and provided for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which was the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense in the six months ended June 30, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, severance expense was recorded in the six months ended June 30, 2004 in the amount of $173,000.
     MasTec has entered into split dollar agreements with key executives and the Chairman of the Board. During the three and six months ended June 30, 2005 and 2004, MasTec did not pay any premiums in connection with any of these split dollar agreements.
     In 2001 and 2002, MasTec paid $75,000 per year to Mr. Shanfelter related to a life insurance policy which was cancelled in April 2002. MasTec was to be reimbursed by the insurance company upon Mr. Shanfelter’s death.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements — (cont’d)
Accordingly, a receivable was recorded at the time of the payments. During the six months ended June 30, 2004, the Company wrote off the receivable because the policy was cancelled and all payments became taxable to Mr. Shanfelter.
Note 11 – New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense on the grant-date the fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. The Company is evaluating the requirements of SFAS 123R and SAB 107. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 in note 3(g).
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the consolidated results of operations and financial condition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K, as amended by the Form 10-K/A, for the year ended December 31, 2004, including those described under “Risk Factors.” Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
Overview
     We serve providers of telecommunications services, broadband services (including cable, satellite and high speed Internet), energy services, traffic control and homeland security systems.
     Revenue by customer industry group is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Telecommunications	$76,810	$53,781	$148,050	$99,555
Broadband	68,846	94,090	138,095	173,589
Energy	50,595	41,330	95,131	79,150
Government	39,858	36,540	72,603	68,155

	$236,109	$225,741	$453,879	$420,449

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
     Our status as an approved bidder on any State Department of Transportation (DOT) work is dependent in part on the acceptance of our prequalification applications. Due to our failure to file our audited financial statements for the year ended December 31, 2003, on a timely basis, our status as an approved bidder was suspended in a number of states. We have re-established our qualification to bid in a number of states in 2005. Although we submitted our application on time with the 2004 financial statements, our application has not yet been accepted by the Florida DOT. Until we reestablish our qualification to bid, our status as an approved bidder for Florida DOT work remains suspended and we are unable to serve as a direct provider of new services to Florida DOT which may result in a decrease in revenue from this client in the future.
     Revenue by type of contract is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Master service and other service agreements	$150,509	$162,818	$292,025	$309,233
Installation/construction projects agreements	85,600	62,923	161,854	111,216

	$236,109	$225,741	$453,879	$420,449

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
     Our clients generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales because these materials are purchased by the customer. The customer determines the specifications of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor do we not have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.
     General and administrative expenses include all costs of our management and administrative personnel, severance payments, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance, administration, professional and legal fees as well as clerical and administrative overhead.

     In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. During the six months ended June 30, 2004, we wrote off approximately $12.3 million of goodwill and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The net loss from operations for our Brazil subsidiary was approximately $129,000 and $955,000 for the three months and the six months ended June 30, 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three and six months ended June 30, 2005, our Brazil subsidiary had no activity as the entity is in the process of liquidation.
     During the fourth quarter of 2004, we committed to sell our Network Services division. This division has been classified as a discontinued operation in all periods presented. Accordingly, the net loss for the Network Services division for the three and six months ended June 30, 2004, has been reclassified as a loss from discontinued operations from the prior period presentation. The net loss from operations for the Network Services division was $175,000 and $1.97 million for the three months and six months ended June 30, 2004, respectively. The net loss from operations for the Network Services division was $419,000 and $864,000 for the three months and six months ended June 30, 2005, respectively.
     On May 24, 2005, we sold certain assets of our Network Services Division to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. We recorded a loss on sale of approximately $583,000, net of tax, in the three and six months ended June 30, 2005. The loss on sale of the division resulted from additional selling costs and remaining obligations of the division that were not assumed by the buyer.
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
Revenue Recognition
     Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some master service agreements that are billed on a fixed fee basis. Under our fixed fee master service and similar type service agreements we furnish various specified units of service for a fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.
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
     We recorded provisions against earnings for doubtful accounts of $880,000 and $1.4 million for the three months ended June 30, 2005 and 2004, respectively. We recorded provisions against earnings for doubtful accounts of $1.9 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively. The provisions were due to the quarterly provision being recorded based on the Company’s write-off history. In the three and six months ended June 30, 2005, the quarterly provision was offset by certain recoveries of $1.1 million.
Inventories
     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market.

Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the three months ended June 30, 2005 and 2004, we recorded approximately $400,000 and $0, respectively, in obsolescence provisions. During the six months ended June 30, 2005 and 2004, we recorded approximately $400,000 and $900,000, respectively, in obsolescence provisions. These provisions have been included in “Costs of revenue” in the accompanying condensed unaudited consolidated statements of operations. The provisions were mainly due to inventories that were purchased for specific jobs no longer in process.
Depreciation
     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.
     Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments make the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $1.5 million and $3.0 million for the three months and six months ended June 30, 2004 respectively, from the amount of expense which would have been reported using the previous useful lives as a result of the change of estimate. During 2004 and 2005, we continued to dispose of excess assets and increase our reliance on operating leases to finance equipment needs.
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, economic conditions, interest rates, the anticipated cash flows of the businesses related to these assets and our business strategies are all subject to change in the future. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. During the three months ended June 30, 2005 and 2004, we recognized no impairment losses and write-offs of long-lived assets. During the six months ended June 30, 2005 and 2004, we recognized impairment losses and write-offs of long-lived assets of approximately $327,000 and $605,000, respectively.
Valuation of Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds fair market value using a discounted cash flow methodology for each unit. Should this be the case, the value of our goodwill may be impaired and written down.
     In connection with the disposition of the Brazil subsidiary as discussed in Note 6, we wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the six months ended June 30, 2004.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.

Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, and general liability policies and $3 million for our automobile liability policy. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We are required to post letters of credit and cash collateral to secure our obligation to reimburse the insurance carrier for amounts that have been or could potentially be advanced by the carrier within the deductible layer and also post letters of credit to our surety company. Such letters of credit amounted to $63.3 million at June 30, 2005. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability.
     In the three months and six months ended June 30, 2005, we were required to post additional cash collateral with our current insurance carrier in the amount of $4.5 million and $9.0 million, respectively, which is included in other assets. We also posted additional cash collateral in July 2005 of $4.5 million. We expect to post a $9.0 million letter of credit on October 1, 2005, at which time the carrier will return $4.5 million in cash previously posted as cash collateral to us. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability. The increase in cash collateral and letters of credit is related to a change in insurance carriers and other market factors including growth in the Company’s business and insurance loss ratios.
Valuation of Equity Investments
     We have one common stock investment which we account for by the equity method because we own 49% of the entity and we have the ability to exercise significant influence over the operational policies of the limited liability company. Our share of the earnings or losses in this investment is included in other income, net, in the condensed unaudited consolidated statements of operations. As of June 30, 2005, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $36.4 million and $32.3 million as of June 30, 2005 and December 31, 2004, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on a feasible tax planning strategy that is available to us involving the sale of one of our divisions.
Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments, with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Note 7 to our condensed unaudited consolidated financial statements in Part I Item 1 and Part II Item 1 to this Form 10-Q for description of legal proceedings and commitments and contingencies.
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated including the reclassification for the three and six months ended June 30, 2004 of the net loss for the Network Services division to discontinued operations from the prior period presentation.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2005		2004		2005		2004
Revenue	$236,109	100.0%	$225,741	100.0%	$453,879	100.0%	$420,449	100.0%
Costs of revenue, excluding depreciation	209,218	88.6%	201,477	89.3%	414,188	91.3%	390,050	92.8%
Depreciation	4,651	2.0%	4,345	1.9%	9,615	2.1%	9,176	2.2%
General and administrative expenses	16,465	7.0%	16,061	7.1%	32,925	7.3%	36,574	8.7%
Interest expense, net of interest income	4,734	2.0%	4,664	2.1%	9,585	2.1%	9,567	2.3%
Other income, net	(1,433)	(0.6)%	(405)	(0.2)%	(3,405)	(0.8)%	(237)	(0.1)%

Income (loss) from continuing operations before minority interest	2,474	1.0%	(401)	(0.2)%	(9,029)	(2.0)%	(24,681)	(5.9)%
Minority interest	(356)	(0.1)%	(35)	0.0%	(422)	(0.1)%	(35)	(0.0)%

Income (loss) from continuing operations	2,118	0.9%	(436)	(0.2)%	(9,451)	(2.1)%	(24,716)	(5.9)%
Discontinued operations	(1,002)	(0.4)%	(304)	(0.1)%	(1,447)	(0.3)%	(22,090)	(5.3)%

Net income (loss)	$1,116	0.5%	$(740)	(0.3)%	$(10,898)	(2.4)%	$(46,806)	(11.2)%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenue. Our revenue was $236.1 million for the three months ended June 30, 2005, compared to $225.7 million for the same period in 2004, representing an increase of $10.4 million or 4.6%. This increase was due primarily to the increased revenue of approximately $14.7 million received from DirecTV. In addition, the fiber-to-home installations for Verizon commenced towards the end of 2004. During the three months ended June 30, 2005 revenue related to Verizon increased by approximately $21.7 million compared to the same period in 2004. We expect to continue to see an increase in revenue from these two customers throughout 2005. We have also experienced an increase of approximately $12 million in general business activity excluding DirecTV and Verizon from the same period in 2004 due to new projects from existing and new customers. These increases were offset by a decrease of $37.2 million in upgrade work for Comcast. In the second quarter 2004, the Comcast projects were fully operational and proceeding at full schedule. In second quarter 2005, the Comcast upgrade work was minimal because the majority of the work was completed in the fourth quarter 2004.

     Costs of Revenue. Our costs of revenue were $209.2 million or 88.6% of revenue for the three months ended June 30, 2005, compared to $201.5 million or 89.3% of revenue for the same period in 2004 reflecting an improvement in margins. The decrease in costs as a percentage of revenue was due to a decrease in subcontractor expense as a percentage of revenue on our two largest customers with operational payroll staying consistent. In the second quarter of 2005, we continued to reduce the use of subcontractors and did not have to hire additional employees at the same rate. In addition, loss accruals on construction projects decreased $820,000 from $1.4 million in the three months ended June 30, 2004 to $580,000 in the three months ended June 30, 2005. These decreases were offset by increases in obsolescence provisions of $400,000. Obsolescence provisions in the three months ended June 30, 2005 were $400,000 compared to $0 in the three months ended June 30, 2004. This is due to provisions being made for inventories that were purchased for specific jobs no longer in process.
     Depreciation. Depreciation was $4.7 million for the three months ended June 30, 2005, compared to $4.3 million for the same period in 2004, representing an increase of approximately $306,000 or 7.0%. In the three months ended June 30, 2004, depreciation expense was reduced by $1.3 million related to the change in estimate in useful lives that occurred in November 30, 2002. There was no such reduction in the three months ended June 30, 2005. However, this reduction in 2004 was offset in 2005. We reduced depreciation expense in the six months ended June 30, 2005 by continuing to reduce capital expenditures and disposing of excess equipment during 2004 and 2005.
     General and administrative expenses. General and administrative expenses were $16.5 million or 7.0% of revenue for the three months ended June 30, 2005, compared to $16.1 million or 7.1% of revenue for the same period in 2004, representing an increase of $405,000 or 2.5%. The principal factor contributing to the increase is the hiring of additional finance and accounting professionals throughout the Company towards the end of 2004. The increase in payroll and benefits of $2.6 million was offset by decreases in professional fees of $1.8 million, and a decrease in the provision for doubtful accounts of approximately $400,000. Professional fees incurred in the three months ended June 30, 2004 were approximately $4.6 million related to our audit, fees to a third party in assisting us with Sarbanes-Oxley compliance and legal fees related to our defense and settlement of various litigation matters. Professional fees in the three months ended June 30, 2005 were approximately $2.8 million which mainly consisted of audit and legal fees. These fees decreased in the three months ended June 30, 2005 due to performing our Sarbanes-Oxley testing and compliance internally as well as decreasing outside legal fees. In addition, the provision for doubtful accounts decreased from $1.3 million in the three months ended June 30, 2004 to approximately $880,000 in the three months ended June 30, 2005. The decrease was due to the general provision that is booked each quarter being partially offset by recoveries of previously reserved receivables in the three months ended June 30, 2005.
     Interest expense, net. Interest expense, net of interest income, remained consistent at $4.7 million for both periods.
     Other income, net. Other income was $1.4 million for the three months ended June 30, 2005, compared to $405,000 in the three months ended June 30, 2004, representing an increase of $1.0 million or 254.3%. The increase mainly relates to sales of fixed assets in the second quarter of 2005 resulting in $1.0 million of net gains on these sales. In the second quarter of 2004, we had $410,000 of net gains on sale of assets. In addition, the increase is attributable to the income of approximately $347,000 associated with our equity investment in the three months ended June 30, 2005. The investment did not exist in the three months ended June 30, 2004.
     Minority interest. Minority interest for GlobeTec Construction, LLC was $356,000 or 0.1% of revenue for the three months ended June 30, 2005, compared to $35,000 or 0.0% of revenue for the same period in 2004 representing an increase of $321,000. We entered into this joint venture in 2004 in which we own 51%. This subsidiary has grown in revenue and profits since inception. In the three months ended June 30, 2005, the joint venture generated an increased amount of revenue and profits from the three months ending June 30, 2004 due to increased business activity and cost control initiatives.
     Discontinued operations. The loss on discontinued operations was $1.0 million or 0.4% for the three months ended June 30, 2005 compared to $304,000 or 0.1% in the three months ended June 30, 2004. The net loss for the Brazil subsidiary for the three months ended June 30, 2004 was approximately $129,000. There was no activity in the three months ended June 30, 2005 because the subsidiary was in the process of liquidation. In November 2004, our subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The net loss for our Network Services division was $1.0 million and $175,000 for the three months ended June 30, 2005 and 2004, respectively. The net loss includes a $583,000, net of tax, loss on the sale of the division in the three months ended June 30, 2005. In May 2005, we sold the division for $208,501 consisting of cash in the amount of $100,000 and a promissory note in the amount of $108,501 due in May 2006. The loss on the sale of the division resulted from additional selling costs and remaining obligations of the division that were not assumed by the buyer. The net loss from operations of Network Services increased from the three months ending June 30, 2004 as a result of the division winding down operations and generating minimal revenue in the three months ended June 30, 2005 in the anticipation of the sale.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenue. Our revenue was $453.9 million for the six months ended June 30, 2005, compared to $420.4 million for the same period in 2004, representing an increase of $33.4 million or 8.0%. This increase was due primarily to the increased revenue of approximately $42.9 million received from DirecTV. In addition, the fiber-to-home installations for Verizon commenced towards the end of 2004. During the six months ending June 30, 2005, revenue related to Verizon increased by approximately $45.4 million compared to same period in 2004. We have also experienced an increase of approximately $17 million in general business activity excluding DirecTV and Verizon from the same period in 2004 due to new projects from existing and new customers. These increases in revenue were offset by a significant decrease of $71.0 million in upgrade work for Comcast. In the six months ending June 30, 2004, the Comcast projects were fully operational and proceeding at full schedule. In the six months ended June 30, 2005, the Comcast upgrade work was minimal because the majority of the work was completed in the fourth quarter 2004.
     Costs of Revenue. Our costs of revenue were $414.2 million or 91.3% of revenue for the six months ended June 30, 2005, compared to $390.1 million or 92.8% of revenue for the same period in 2004 reflecting an improvement in margins. The improvement in margins was a result of a decrease in loss accruals on construction projects of $2.6 million, a decrease in the inventory obsolescence provisions of $500,000 and a decrease in insurance expense. In the six months ended June 30, 2005, the Company recorded losses on construction contracts in the amount of $1.3 million compared to $3.9 million in the six months ended June 30, 2004. In addition, we recorded obsolescence provisions in inventory of $400,000 in the six months ended June 30, 2005 compared to $900,000 in the six months ended June 30, 2004 mainly due to inventories that were purchased for specific jobs no longer in process. In addition, cost of sales decreased due to a reduction in insurance expense. In the six months ended June 30, 2004, there were increased claims and loss history in 2004 which resulted in an adjustment to our actuarial assumptions and increased reserves and expenses by $12.6 million. No such adjustment was needed in 2005 due to trends staying consistent with 2004.
     Depreciation. Depreciation was $9.6 million for the six months ended June 30, 2005, compared to $9.2 million for the same period in 2004, representing a decrease of $439,000. In the six months ended June 30, 2004, depreciation expense was reduced by $2.6 million related to the change in estimate in useful lives that occurred in November 30, 2002. There was no such reduction in 2005. However, this reduction in 2004 was offset in 2005. We reduced depreciation expense in the six months ended June 30, 2005 by continuing to reduce capital expenditures and disposing of excess equipment in 2004 and 2005.
     General and administrative. General and administrative expenses were $32.9 million or 7.3% of revenue for the six months ended June 30, 2005, compared to $36.6 million or 8.7% of revenue for the same period in 2004, representing a decrease of $3.6 million or 10.0%. The decrease in general and administrative expenses was due to decrease in professional and legal fees of $4.7 million and a decrease in provisions for doubtful accounts of $845,000. The professional fees incurred in the six months ended June 30, 2004 related to the audit, increased fees to third party in assisting us with Sarbanes-Oxley compliance and legal fees related to our defense in various litigation matters. These fees substantially decreased in the six months ending June 30, 2005 due to performing our Sarbanes-Oxley testing and compliance internally as well as decreasing outside legal fees. The decrease in the provision for doubtful accounts was a result of the quarterly general provision being partially offset by recoveries of previously reserved receivables in the six months ended June 30, 2005. The decreases in general and administrative expenses were offset by an increase in hiring of additional finance and accounting professionals throughout the Company towards the end of 2004.
     Interest expense, net. Interest expense, net of interest income, remained consistent at $9.6 million for both periods.
     Other income net. Other income was $3.4 million or 0.8% of revenue for the six months ended June 30, 2005, compared to $237,000 or 0.1% of revenue for the six months ended June 30, 2004, representing an increase of $3.2 million. The increase mainly relates to sales of fixed assets in the six months ended June 30, 2005 resulting in $2.7 million of net gains on these sales compared to approximately $200,000 of net gains on sales in the six months ended June 30, 2005. In addition, the increase is attributable to the income of approximately $562,000 associated with our equity investment in the six months ended June 30, 2005. The investment did not exist in the six months ended June 30, 2004.
     Minority interest. Minority interest for GlobeTec Construction, LLC was $422,000 or 0.1% of revenue for the six months ended June 30, 2005, compared to $35,000 or 0.0% of revenue for the same period in 2004, representing an increase of $387,000. We entered into this joint venture in 2004 in which we own 51%. This subsidiary has grown in revenue and profits since inception. In the six months ended June 30, 2005, the joint venture generated an increased amount of revenue and profits from the six months ending June 30, 2004 due to increased business activity and cost control initiatives.
     Discontinued operations. The loss on discontinued operations was $1.4 million or 0.3% for the six months ended June 30, 2005 compared to $22.1 million or 5.3% in the six months ended June 30, 2004. In the six months ended June 30, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. During the six months ended June 30, 2004, we wrote off approximately $12.3 million in goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The net loss for the Network Services division was $1.4 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively. The net loss includes a $583,000, net of tax, loss on the sale of the division in the six months ended June 30, 2005. In May 2005, we sold the division for $208,501 consisting of cash in the amount of $100,000 and a promissory note in the amount of $108,501 due in May 2006. The loss on the sale of the division resulted from additional selling costs and remaining obligations of the division that were not assumed by the buyer. The net loss from operations of Network Services decreased from the six months ending June 30, 2004 as a result of the division winding down operations.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, and proceeds from sales of assets and investments. We expect to continue to sell older vehicles and equipment as we see the need to upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. From time to time, we engage in a review and analysis of our performance to our key strategic objectives. In connection with this process, we consider activities including sale or divestitures of portions of our assets, operations, real estate or other properties. Any actions taken may impact our liquidity. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit and debt service. Interest payments of approximately $7.6 million are due each February and August under our 7.75% senior subordinated notes. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and in good condition. We also expect our annual lease payments to increase as we place greater reliance on operating leases to meet our equipment needs. Since December 31, 2004, lease commitments over a five-year period have increased approximately $16.3 million. We also have paid $9.0 million through June 2005 to our insurance company for cash collateral on our insurance claims. We expect to post a $9.0 million letter of credit on October 1, 2005, at which time the carrier will return $4.5 million in cash previously posted as cash collateral.
     In 2004, we purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million to be paid in four quarterly installments of $925,000 that commenced in September 2004 and eight subsequent contingent quarterly payments. The contingent payments will commence upon final payment of the initial amount and will be up to a maximum of $1.3 million per quarter based upon the level of unit sales and profitability of the limited liability company in specified preceding quarters.
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
     We anticipate that funds generated from continuing operations, together with borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of June 30, 2005, we had $122.5 million in working capital compared to $134.5 million as of December 31, 2004. The decrease in working capital was due to a decrease in cash related to the payment of $9.0 million cash collateral to our insurance carrier in the six months ended June 30, 2005 and payments of $2.5 million in deferred financing costs related to the credit facility amendment in May 2005 in which a small portion is classified as a current asset. Cash and cash equivalents decreased from $19.5 million at December 31, 2004 to $4.6 million at June 30, 2005 based on above working capital decreases and due to the subordinated debentures interest payment of $7.6 million made in February 2005.
     Net cash used in operating activities of continuing operations was $15.3 million for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004. The net cash used in operating activities of continuing operations in the six months ended June 30, 2005 was primarily related to timing of cash collections from customers and cash collateral payments of $9.0 million offset by the net loss from continuing operations. The net cash used in operating activities of continuing operations in the six months ended June 30, 2004 was primarily related to the net loss of continuing operations, purchases of inventory and timing of cash collections from customers and payments to vendors.
     Net cash used in investing activities of continuing operations was $1.6 million for the six months ended June 30, 2005 compared to net cash provided by investing activities of continuing operations of $1.5 million for the six months ended June 30, 2004. Net cash used in investing activities of continuing operations in the six months ended June 30, 2005 primarily related to $4.4 million in net proceeds from sales of assets offset by capital expenditures in the amount of $3.9 million and payments related to our equity investment in the amount of $2.4 million. Net cash provided by investing activities of continuing operations in the six months ended June 30, 2004 primarily related to $6.5 million in net proceeds from sales of assets offset by capital expenditures in the amount of $5.1 million.
     Net cash provided by financing activities of continuing operations was $1.2 million for the six months ended June 30, 2005 compared to net cash used in financing activities of continuing operations of $2.4 million for the six months ended June 30, 2004. Net cash provided by financing activities of continuing operations in the six months ended June 30, 2005 was primarily related to proceeds from the issuance of common stock in the amount of $1.2 million. Net cash used in financing activities of continuing operations in the six months ended June 30, 2004 was due to repayment of borrowings of $3.3 million offset by proceeds from the issuance of common stock of $1.1 million.
     We have a revolving credit facility for our operations. On May 10, 2005, we entered into an amended and restated loan and security agreement in connection with the credit facility which increased the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.5 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in the condensed unaudited consolidated balance sheet.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of June 30, 2005 and December 31, 2004, net availability under the credit facility totaled $38.8 million and $25.5 million, respectively, net of outstanding standby letters of credit aggregating $66.8 million in each period. At June 30, 2005, $63.3 million of the outstanding letters of credit are issued to support our casualty insurance requirements or surety needs. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. We had no outstanding draws under the credit facility at June 30, 2005 and December 31, 2004. The credit facility, at June 30, 2005, is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or its LIBOR rate (as defined in the credit facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions in excess of specified amounts, making capital expenditures in excess of specified amounts, creating liens against our assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the credit facility.
     We are required to be in compliance with a fixed charge ratio covenant measured on a monthly basis and certain events are triggered if the net availability under the credit facility is under $20 million at any given day. Our operations are required to comply with a minimum fixed charge coverage ratio of 1.2 to 1.0 if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of June 30, 2005, because net availability under the credit facility was $38.8 million as of June 30, 2005 and net availability did not reduce below $20 million at any given day during the period.
     Based upon our projections for 2005, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements in 2005. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain further modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2005 projections and thus may not be in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings outstanding under the credit facility at June 30, 2005.
New Accounting Pronouncements
     See Note 11 to our condensed unaudited consolidated financial statements in Part 1 Item 1 to this Form 10-Q for certain new accounting pronouncements.
Seasonality
     Our operations are historically seasonally slower in the first and fourth quarters of the year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.

Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We are also affected by increases in fuel costs which increased significantly in 2004 and 2005 and are expected to continue to increase.
Risk Factors
     In the course of operations, we are subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries it serves, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, see the Company’s Annual Report on Form 10-K, as amended by the Form 10-K/A, for the year ended December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings under the credit facility at June 30, 2005.
Interest Rate Risk
     Less than 5% of our outstanding debt at June 30, 2005 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at June 30, 2005 was $195.9 million and $194.4 million, respectively. Based upon debt balances outstanding at June 30, 2005, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $200,000 on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at June 30, 2005 of U.S. dollar equivalents was $2.9 million as of June 30, 2005 and $2.7 million at December 31, 2004.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the six months ended June 30, 2005 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $256,114 and $446,336 in the three months and six months ended June 30, 2005, respectively.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the six months ended June 30, 2005 (i.e., in addition to actual exchange experience) would have resulted in a reduction in our foreign subsidiaries’ translated operating loss of $22,833 and $102,770 in the three months and six months ended June 30, 2005, respectively.
     See our Annual Report on Form 10-K/A in Note 1 of Notes to Consolidated Financial Statements for further disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission or that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. The basis for this determination was that we identified a material weakness in our internal control over financial reporting with regard to inventory, which we view as an integral part of our disclosure controls and procedures.
     As of the end of the period covered by this Form 10-Q, we carried out another evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Due to the extent of manual procedures performed and the improvements that still need to be made with respect to the inventory related material weakness that we identified in connection with our disclosure controls and procedures review for the period ended December 31, 2004, we have concluded that as of June 30, 2005, our disclosure controls and procedures are still ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission or that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
Internal Control over Financial Reporting
     As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal controls over financial reporting. For the purposes of this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The results of management’s assessment and review were reported to the Audit Committee of the Board of Directors.
     Based on management’s assessment using the criteria set out above, management believes that we did not maintain effective internal control over financial reporting as of December 31, 2004, as a result of one material weakness.
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
     Management’s consideration of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, management did identify weaknesses in internal controls involving inventory practices and policies in our ITS division, with respect to inventory pricing on receipt and the related costs of sales, and inventory tracking prior to sale or use. Management believes this constitutes a material weakness in our internal control over the financial reporting process.
Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting
     Since December 31, 2004, we have significantly expanded our procedures to include additional analysis and other post-closing procedures to improve our system of internal controls related to inventory processing at our ITS division. We are also in the process of currently enhancing the existing functionality in the Oracle inventory module in order to rely on Oracle without performing extensive manual procedures. Once this system can be relied upon and tested and the appropriate level of training is received, management will no longer need to perform manual procedures.
     In order to remediate the material weakness in internal control over financial reporting and ensure the integrity of our financial reporting processes for the three and six months ended June 30, 2005, we performed the following procedures on ITS inventory:
•	performed physical inventory at all locations at June 30, 2005;

•	performed inventory cycle count procedures in the three months ended June 30, 2005;

•	used independent internal observers to test count at each location once the initial inventory was completed;

•	reviewed pricing of all inventory items;

•	independent internal verification of inventory price testing by inventory item to ensure no pricing errors existed in the inventory list;

•	compared by location inventory from March 31, 2005 to June 30, 2005 to ensure all activity by location was reasonable based on activity on specific operations at that location;

•	performed extensive cutoff testing to ensure accruals and inventory were proper and accurate at June 30, 2005;

•	hired additional accounting staff who specialize in cost accounting and developing improved internal controls;

•	instituted field procedures and increased training in order for timely input of inventory transactions into accounting system;

•	executed procedures to accurately value the purchase order accrual; and

•	increased financial reporting from the Oracle system.
     An effective internal control framework requires the commitment of management to require competence, diligence, and integrity on the part of its employees. Control activities include policies and procedures adopted by management to ensure the execution of management directives, and to help advance the successful achievement of our objectives. In addition, in an effort to improve internal control over financial reporting, management continues to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and the creation and implementation of new policies and procedures where material weaknesses or significant deficiencies exist. Furthermore, in an effort to improve internal control over financial reporting, management has hired several degreed professionals in management positions in certain divisions. In addition, we sample tested many controls in the six months ended June 30, 2005 throughout the control environment and found no significant deficiencies or material weaknesses in our testing, except for the items identified at December 31, 2004.

Changes in Internal Control over Financial Reporting
     In addition to the above changes to ITS inventory controls and procedures, management has continued to enhance internal controls and increase the oversight over those affected controls. Management has also enhanced the Oracle functionality with regard to revenue recognition in order to eliminate manual procedures involved in this process. The implementation was completed in May 2005 and tested in June 2005 without exception. The enhanced functionality has allowed better management reporting, increased controls over capturing revenue and less manual effort to close on a monthly basis. Another change in internal controls during the quarter was the implementation of the Electronic Data Interface for specific customer agreements. This interface and the controls associated with this interface were tested in the second quarter by management without exception.
     Other than as set forth above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at June 30, 2005 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but to which we believe is due to us under the terms of the contract.
     We were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. The individual property claims have been settled. In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have cooperated with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. To date, mitigation efforts have cost us approximately $1.4 million. These costs were included in the costs on the project at June 30, 2005 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and requested a formal contested case hearing on the same.
     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $175,000 at June 30, 2005, which has been recorded in the accompanying condensed unaudited consolidated balance sheet as accrued expenses.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We seek a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.1 million. $100,000 is recorded in the accompanying condensed unaudited consolidated balance sheet as accrued expenses.
     We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to our results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2005 Annual Meeting of Shareholders on May 26, 2005 at which time the holders of a majority (32,808,481 out of the total issued and outstanding of 48,777,338) of our issued and outstanding common stock were present and voted. Set forth below are the results of the election of directors voted on the meeting and the results of the votes taken at the meeting.

	Votes	Votes
	For	Against/Withheld
Class I Directors (term to expire in 2008)
Jorge Mas	32,454,052	354,429
Jose R. Mas	32,560,796	247,685
Julia L. Johnson	32,547,292	261,189
     The following directors’ terms of office continued after the meeting:

Class II Directors (term to expire in 2006)
Austin J. Shanfelter
John Van Heuvelan
Carlos M. de Cespedes

Class III Directors (term to expire in 2007)
Jose S. Sorzano
Robert J. Dwyer
Frank E. Jaumot
ITEM 6. EXHIBITS
Exhibit No. Description

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.
Date: August 9, 2005	/s/ Austin J. Shanfelter
Austin J. Shanfelter
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)