Form 10-Q
period 2005-09-30
MASTEC INC
filed 2005-11-07
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of October 31, 2005 MasTec, Inc. had 49,172,463 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$243,548	$246,622	$697,427	$667,071
Costs of revenue, excluding depreciation	207,373	217,070	621,560	607,120
Depreciation	4,335	4,084	13,950	13,260
General and administrative expenses	18,546	16,921	51,470	53,495
Interest expense, net	4,827	4,710	14,412	14,277
Other income, net	–	(754)	(3,402)	(991)

Income (loss) from continuing operations before minority interest	8,467	4,591	(563)	(20,090)
Minority interest	(573)	(326)	(995)	(361)

Income (loss) from continuing operations	7,894	4,265	(1,558)	(20,451)
Discontinued operations:
Loss on discontinued operations, net of tax benefit of $0 in 2005 and 2004	(145)	(42)	(1,008)	(2,966)
Loss on write-off of assets of discontinued operations, net	–	–	–	(19,165)
Loss on sale of assets of discontinued operations, net of tax benefit of $0 in 2005 and 2004	–	–	(583)	–

Net income (loss)	$7,749	$4,223	$(3,149)	$(42,582)

Basic weighted average common shares outstanding	49,039	48,395	48,876	48,368

Basic net income (loss) per share:
Continuing operations	$.16	$.09	$(.03)	$(.42)
Discontinued operations	–	–	(.03)	(.46)

Total basic net income (loss) per share	$.16	$.09	$(.06)	$(.88)

Diluted weighted average common shares outstanding	50,033	48,703	48,876	48,368

Diluted net income (loss) per share:
Continuing operations	$.15	$.09	$(.03)	$(.42)
Discontinued operations	–	–	(.03)	(.46)

Total diluted net income (loss) per share	$.15	$.09	$(.06)	$(.88)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$2,894	$19,548
Accounts receivable, unbilled revenue and retainage, net	228,052	200,743
Inventories	42,649	45,293
Income tax refund receivable	1,511	2,846
Prepaid expenses and other current assets	42,689	43,828

Total current assets	317,795	312,258
Property and equipment, net	56,451	69,303
Goodwill	138,640	138,640
Deferred taxes, net	52,658	50,732
Other assets	43,845	29,590

Total assets	$609,389	$600,523

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of debt	$112	$99
Accounts payable and accrued expenses	125,790	113,333
Other current liabilities	59,917	64,363

Total current liabilities	185,819	177,795
Other liabilities	37,039	35,516
Long-term debt	196,126	196,059

Total liabilities	418,984	409,370

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	–	–
Common stock $0.10 par value authorized shares – 100,000,000 issued and outstanding shares – 49,142,346 and 48,597,000 S shares in 2005 and 2004, respectively	4,914	4,860
Capital surplus	355,469	353,033
Accumulated deficit	(170,433)	(167,284)
Accumulated other comprehensive income	455	544

Total shareholders’ equity	190,405	191,153

Total liabilities and shareholders’ equity	$609,389	$600,523

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(1,558)	$(20,451)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	14,088	13,701
Non-cash stock and restricted stock compensation expense	409	416
Gain on sale of fixed assets	(3,467)	(945)
Write down of fixed assets	675	605
Provision for doubtful accounts	3,759	3,999
Provision for inventory obsolescence	881	902
Minority interest	995	361
Changes in assets and liabilities:
Accounts receivable, unbilled revenue and retainage, net	(34,272)	(26,992)
Inventories	2,273	(17,888)
Income tax refund receivable	1,469	1,051
Other assets, current and non-current portion	(14,040)	4,853
Accounts payable and accrued expenses	13,407	16,802
Other liabilities, current and non-current portion	(1,918)	6,291

Net cash used in operating activities of continuing operations	(17,299)	(17,295)

Cash flows used in investing activities of continuing operations:
Capital expenditures	(5,102)	(8,010)
Payments received from sub-leases	570	285
Investments in unconsolidated companies	(3,423)	(1,092)
Net proceeds from sale of assets	5,853	6,631

Net cash used in investing activities of continuing operations	(2,102)	(2,186)

Cash flows provided by financing activities of continuing operations:
Proceeds from other borrowings, net	80	3,468
Payments of capital lease obligations	(273)	(279)
Proceeds from issuance of common stock	2,490	1,079

Net cash provided by financing activities of continuing operations	2,297	4,268

Net decrease in cash and cash equivalents	(17,104)	(15,213)
Net effect of currency translation on cash	(90)	261
Cash and cash equivalents — beginning of period	19,548	19,415
Cash provided by (used in) discontinued operations	540	(746)

Cash and cash equivalents — end of period	$2,894	$3,717

Cash paid during the period for:
Interest	$16,711	$16,876

Income taxes	$298	$67

Supplemental disclosure of non-cash information:
     During the nine months ended September 30, 2005, the Company sold certain assets and equipment for which it recorded a receivable of $ 504,000 in other current assets as of September 30, 2005.
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1 – Nature of the Business
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or “the Company”) is a leading specialty contractor operating throughout the United States and in Canada across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure and transportation systems. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. The Company provides similar infrastructure services across all industries. The Company’s customers rely on MasTec to build and maintain infrastructures and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems. MasTec is organized as a Florida corporation and its fiscal year ends December 31. MasTec or its predecessors have been in business for over 70 years.
Note 2 – Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. As discussed in Note 6, the Company ceased doing business in Brazil in March 2004 and the Company committed to sell its network services operations in the fourth quarter of 2004 and sold the operations in May 2005. The network services and Brazil operations have been classified as discontinued operations in all periods presented. Accordingly, the net loss for the network services operations for the three and nine months ended September 30, 2004 has been reclassified from the prior period presentation as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.
Note 3 – Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. The Company consolidates GlobeTec Construction, LLC. Other parties’ interests in this entity is reported as minority interest in the condensed unaudited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
(b) Comprehensive Income (Loss)
     Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.
     Comprehensive income (loss) consisted of the following (in thousands):

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$7,749	$4,223	$(3,149)	$(42,582)
Less: foreign currency translation	(48)	240	(89)	21,354

Comprehensive income (loss)	$7,701	$4,463	$(3,238)	$(21,228)

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
     The Company recognizes revenue on unit based installation/construction projects using the units-of-delivery method. The Company’s unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain customers with unit based installation/construction projects, the Company recognizes revenue after the service is performed and work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured.
     The Company’s non-unit based, fixed price installation/construction contracts relate primarily to contracts that require the construction and installation of an entire infrastructure system. The Company recognizes revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company estimates total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.
     The Company’s customers generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as these materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. The Company is only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials and the Company has no risk associated with customer furnished materials. The Company’s customers retain the financial and performance risk of all customer furnished materials.
     Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to clients as per individual contract terms.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
(d) Basic and Diluted Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. In the nine months ended September 30, 2005 and 2004, common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 797,000 shares and 579,000 shares for the nine months ended September 30, 2005 and 2004, respectively. Accordingly, diluted net loss per share is the same as basic net loss per share for these periods.
     In the three months ended September 30, 2005 and 2004, diluted net income per share includes the diluted effect of stock options and restricted stock using the treasury stock method in the amount of 994,000 and 308,000 shares. Differences between the weighted average shares outstanding used to calculate basic and diluted net income per share relates to stock options and restricted stock assumed exercised under the treasury stock method of accounting.
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
     Management assesses the impairment of intangibles and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company reviews its long-lived assets, including property and equipment that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the three months ended September 30, 2005 and 2004, the Company recognized impairment losses and write-offs of long lived assets of $348,000 and $0, respectively. In the nine months ended September 30, 2005 and 2004, the Company recognized impairment losses and write-offs of long-lived assets of $675,000 and $605,000, respectively.
     The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights. In connection with the abandonment of the Brazil subsidiary as discussed in Note 6, the Company wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the nine months ended September 30, 2004 which is included in the loss from discontinued operations.
(f) Accrued Insurance
     The Company maintains insurance policies subject to per claim deductibles of $2 million for workers’ compensation and general liability policies and $3 million for its automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. The Company also maintains an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. All insurance liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are also booked in such reporting period.
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers and surety company. As of September 30, 2005 and December 31, 2004, such letters of credit amounted to $63.4 million and $63.3 million, respectively, and cash collateral posted amounted to $19.3 million and $7.1 million, respectively.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
Cash collateral is included in other assets. The 2005 increase in collateral for the Company’s insurance programs is related to additional collateral provided to the insurance carrier for the 2005 plan year and the fact that the collateral remaining for prior year insurance programs have not decreased. Through September 30, 2005 for the 2005 plan year, we made three quarterly cash collateral installment payments of $4.5 million with the final installment made in October 2005. In addition, the Company maintains collateral from prior year insurance programs with the current and prior insurance carriers, which amounts are generally reviewed annually for sufficiency. The Company expects prior year collateral requirements to be reduced at the next annual review by the first quarter of 2006 based on fewer claims remaining from these prior years loss payouts and the actuarial results for the remaining claims received. The increase in collateral is also due to other market factors including growth in the Company’s business and liquidity.
(g) Stock Based Compensation
     The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The Company has reflected below the net income (loss) and pro forma net income (loss) as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
     The fair value of each option granted was estimated using the Black Scholes option pricing model with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life	7 years	7 years	7 years	7 years
Volatility percentage	78.54%	79.95%	78.54%	79.95%
Interest rate	3.875%	3.0%	3.875%	3.0%
Dividends	None	None	None	None
     The required pro forma disclosures are as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$7,749	$4,223	$(3,149)	$(42,582)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,987)	(2,053)	(4,181)	(6,948)

Pro forma net income (loss)	$5,762	$2,170	$(7,330)	$(49,530)

Basic net income (loss):
As reported	$.16	$0.09	$(.06)	$(.88)

Pro forma	$.12	$0.04	$(.15)	$(1.02)

Diluted net income (loss):
As reported	$.15	$0.09	$(.06)	$(.88)

Pro forma	$.12	$0.04	$(.15)	$(1.02)

     On August 23, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration and vesting of all unvested stock options having an exercise price in excess of current market value on or before December 31, 2005 for option grants under the Company’s 2003 Employee Stock Incentive Plan (current

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
employees, including executive officers) and the Company’s 2003 Stock Incentive Plan for Non-Employees, as amended. Stock option awards granted in 2003 and 2004 with respect to 279,000 shares of the Company’s common stock were accelerated effective September 2, 2005 resulting in approximately $550,000 of pro forma compensation expense being disclosed in the above calculation for the three and nine months ended September 30, 2005. Subsequent to September 30, 2005, the vesting of options for 490,000 shares of the Company’s common stock were accelerated due to having exercise prices in excess of the current market value of the Company’s common stock. This will result in the disclosure of approximately $3.5 million of pro forma compensation expense in the fourth quarter of 2005. These options were not fully achieving their original objectives of incentive compensation and employee retention. The Company expects these accelerations to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options as required by the Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment”, as discussed in Note 11.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for performance-based options and restricted stock is a reduction of shareholders’ equity in the consolidated balance sheets. In the three months and nine months ended September 30, 2005, the Company issued 15,000 shares of restricted stock to a key employee. The value of this issuance was approximately $144,900. One-third of the shares vested immediately. The remaining two-thirds are vesting over twenty-four months. In addition, in the nine months ended September 30, 2005, the Company issued 75,000 shares of restricted stock to other key employees. The value of the restricted stock is approximately $656,000 and is being expensed over twenty-one months (the vesting period). The Company issued 57,926 shares of restricted stock to its board members in 2004. The value of the restricted stock related to this issuance, which was valued at $294,000, is being expensed over three years (the vesting period). Total unearned compensation related to restricted stock grants as of September 30, 2005 is approximately $710,000. Restricted stock expense for the three months ended September 30, 2005 and 2004 is $200,721 and $15,126, respectively. Restricted stock expense for the nine months ended September 30, 2005 and 2004 is $342,872 and $15,126, respectively,
(h) Reclassifications
     Certain reclassifications were made to the December 31, 2004 financial statements in order to conform to the current year presentation. In addition, as discussed in Note 6, the Company committed to sell its network services operations in the fourth quarter of 2004 and sold the operations in May 2005. Accordingly, the net loss for the network services operations for the three months and nine months ended September 30, 2004 has been reclassified as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations from the prior period presentation.
(i) Equity investments
     The Company has one investment which the Company accounts for by the equity method because the Company owns 49% of the entity and the Company has the ability to exercise significant influence over the financial and operational policies of the limited liability company. The Company’s share of its earnings or losses in this investment is included as other income, net in the condensed unaudited consolidated statements of operations. As of September 30, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. See Note 9.
(j) Fair value of financial instruments
     The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At September 30, 2005 and December 31, 2004, the fair value of the Company’s outstanding senior subordinated notes was $195.9 million and $184.5 million, respectively, based on quoted market values.
     The Company uses letters of credit to back certain insurance policies, surety bonds and litigation. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.
Note 4 – Other Assets and Liabilities
     Prepaid expenses and other current assets as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Deferred tax assets	$4,047	$6,107
Notes receivable	1,735	2,511
Non-trade receivables	21,890	22,164
Other investments and assets held for sale	5,407	5,884
Prepaid expenses and deposits	8,093	5,931
Other	1,517	1,231

Total prepaid expenses and other current assets	$42,689	$43,828

     Other non-current assets consist of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Long-term receivables, including retainage	$1,620	$4,694
Equity investment	5,568	3,780
Investment in real estate	1,683	1,683
Long-term portion of deferred financing costs, net	4,247	2,414
Cash surrender value of insurance policies	5,569	5,279
Non-compete agreement, net	945	1,080
Insurance escrow	19,284	7,083
Other	4,929	3,577

Total other assets	$43,845	$29,590

     Other current and non-current liabilities consist of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Current liabilities:
Accrued compensation	$13,155	$15,090
Accrued insurance	18,270	16,691
Accrued interest	2,532	6,329
Accrued losses on contracts	1,617	2,638
Accrued guaranteed equity investment	925	2,775
Due to subcontractors	10,248	8,948
Other	13,170	11,892

Total other current liabilities	$59,917	$64,363

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

	September 30,
	2005	December 31, 2004
Non-current liabilities:
Accrued insurance	$34,576	$33,751
Minority interest	1,118	333
Other	1,345	1,432

Total other liabilities	$37,039	$35,516

Note 5 – Debt
     Debt is comprised of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Revolving credit facility at LIBOR plus 2.25% as of September 30, 2005 and 3.25% as of December 31, 2004 (6.28% as of September 30, 2005 and 5.75% as of December 31, 2004) and the bank’s prime rate plus 0.75% as of September 30, 2005 and 1.75% as of December 31, 2004 (7.5% as of September 30, 2005 and 7.0% as of December 31, 2004)	$—	$—
7.75% senior subordinated notes due February 2008	195,936	195,915
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	302	243

Total debt	196,238	196,158
Less current maturities	(112)	(99)

Long-term debt	$196,126	$196,059

Revolving Credit Facility
     The Company has a secured revolving credit facility for its operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million, subject to reserves of $5.0 million, and other adjustments and restrictions (the “Credit Facility”). The costs related to this amendment were $2.6 million which are being amortized over the life of the Credit Facility. The Credit Facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in the condensed unaudited consolidated balance sheet.
     The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of September 30, 2005 and December 31, 2004, net availability under the Credit Facility totaled $46.9 million and $25.5 million, respectively, net of outstanding standby letters of credit aggregating $66.5 million and $66.8 million in each period, respectively. At September 30, 2005, $63.4 million of the outstanding letters of credit were issued to support the Company’s casualty and medical insurance requirements or surety requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Company had no outstanding draws under the Credit Facility at September 30, 2005 and December 31, 2004. The Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s assets and a pledge of the stock of certain of its operating subsidiaries. All wholly-owned subsidiaries collateralize the Credit Facility. Interest under the Credit Facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or its LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
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

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
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
     The Company is required to be in compliance with a minimum fixed charge coverage ratio of 1.2 to 1.0 measured on a monthly basis and certain events are triggered if the net availability under the Credit Facility is under $20.0 million at any given day. The Company’s operations are required to comply with this fixed charge coverage ratio if these conditions of availability are not met. The Credit Facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of September 30, 2005 because the net availability under the Credit Facility was $46.9 million as of September 30, 2005 and net availability did not reduce below $20.0 million at any given day during the period.
     Based upon the Company’s projections for 2005 and 2006, the Company believes it will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements in 2005 and 2006. The Company is dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should the Company be unable to comply with the terms and conditions of the Credit Facility, it would be required to obtain further modifications of the Credit Facility or another source of financing to continue to operate. The Company may not be able to achieve its 2005 and 2006 projections and thus may not be in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     The Company’s variable rate Credit Facility exposes it to interest rate risk. However, the Company had no borrowings outstanding under the Credit Facility at September 30, 2005.
Senior Subordinated Notes
     As of September 30, 2005, the Company had outstanding $195.9 million in principal amount of its 7.75% senior subordinated notes due in February 2008. Interest is due semi-annually. The notes are redeemable, at the Company’s option at 101.292% of the principal amount plus accrued but unpaid interest until January 31, 2006, and at 100% of the principal amount plus accrued but unpaid interest thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
     The Company had no holdings of derivative financial or commodity instruments at September 30, 2005.
Note 6 — Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets of its Brazil subsidiary and made a determination to exit the Brazil market. During the nine months ended September 30, 2004, the Company wrote off approximately $12.3 million in goodwill (see Note 3(e)) and the net investment in its Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The net loss from operations for the Brazil subsidiary was approximately $98,000 and $1.1 million for the three months and nine months ended September 30, 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three and nine months ended September 30, 2005, the Brazil subsidiary had no activity as the entity is in the process of liquidation.
     The following table summarizes the assets and liabilities for the Brazil operations as of September 30, 2005 and December 31, 2004 (in thousands):

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2005	2004
Current assets	$290	$290
Non-current assets	–	–
Current liabilities	(19,455)	(19,455)
Non-current liabilities	(2,170)	(2,170)
Accumulated foreign currency translation	21,335	21,335
     The following table summarizes the results of operations for the Brazil operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$–	$–	$–	$–
Cost of revenue	–	–	–	(5)
Operating and other expenses	–	(98)	–	(1,047)

Loss from operations before benefit for income taxes	$–	$(98)	$–	$(1,052)
Benefit for income taxes	–	–	–	–

Net loss	$–	$(98)	$–	$(1,052)

     During the fourth quarter of 2004, the Company committed to sell its network services operations. These operations have been classified as a discontinued operation in all periods presented. Accordingly, the net income or loss for the network services operations for the three and nine months ended September 30, 2004, has been reclassified as income or loss from discontinued operations from the prior period presentation. The net income for the network services operations was $56,000 in the three months ended September 30, 2004. The net loss for the network services operations in the nine months ended September 30, 2004 was $1.9 million. The net loss for the network services operations was $145,000 and $1.6 million for the three months and nine months ended September 30, 2005, respectively.
     On May 24, 2005, the Company sold certain assets of its network services operations to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. The Company recorded a loss on sale of approximately $583,000, net of tax, in the nine months ended September 30, 2005. The loss on the sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer.
     The following table summarizes the assets and liabilities of the network services operations as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Current assets	$994	$4,464
Non current assets	35	27
Current liabilities	(1,281)	(2,753)
Non current liabilities	–	–
Shareholder’s deficit (equity)	252	(1,738)
     The following table summarizes the results of operations of network services (in thousands):

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$92	$3,308	$3,869	$14,159
Cost of revenue	82	2,447	3,859	13,231
Operating and other expenses	155	805	1,601	2,842

(Loss) income from operations before benefit for income taxes	$(145)	$56	$(1,591)	$(1,914)
Benefit for income taxes	–	–	–	–

Net (loss) income	$(145)	$56	$(1,591)	$(1,914)

Note 7 – Commitments and Contingencies
     In the second quarter of 2004, complaints for a purported class action were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which motion the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. The Company filed a motion to dismiss that was denied on September 30, 2005. Plaintiffs contend that the Company’s financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of our projects; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at our Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. MasTec believes the claims are without merit. MasTec will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.
     On July 28, 2004, its Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, its Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in its best interest to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, the Executive Committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed and the special litigation committee suspended until the stay is lifted.
     MasTec contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, the Company brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at September 30, 2005 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which it has not recognized as revenue but which it believes is due to the Company under the terms of the contract.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
     MasTec was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in federal court for alleged violations of the Clean Water Act. The individual property claims have been settled. In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has cooperated with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. Through September 30, 2005, mitigation efforts have cost the Company approximately $1.4 million. These costs were included in the costs on the project at September 30, 2005 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and is currently involved in settlement discussions with the Division.
     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $193,000 at September 30, 2005, which has been recorded in the accompanying condensed unaudited consolidated balance sheet as accrued expenses.
     In June 2005, the Company posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against MasTec for damages plus attorney’s fees resulting from a break in a Citgo pipeline. MasTec seeks a new trial and reduction in the damages award. The Company will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.1 million of which $100,000 is recorded in the consolidated balance sheet as of September 30, 2005 and December 31, 2004 as accrued expenses.
     MasTec is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to our results of operations, financial position or cash flows.
     The Company is required to provide payment and performance bonds in connection with some of its contractual commitments related to projects in process. Such bonds amounted to $104.1 million at September 30, 2005.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 8 – Concentrations of Risk
     The Company provides services to its customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Communications	$152,991	$156,841	$439,137	$429,985
Utilities	52,622	51,934	147,753	131,084
Government	37,935	37,847	110,537	106,002

	$243,548	$246,622	$697,427	$667,071

     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended September 30, 2005, 28.4% of the Company’s total revenue was attributed to one customer. During the three months ended September 30, 2004, two customers accounted for 31.5% of the Company’s total revenue after adjustment for discontinued operations (see Note 6). Revenue from these two customers accounted for 21.0% and 10.5% of the total revenue for the three months ended September 30, 2004. During the nine months ended September 30, 2005, 37.9% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 27.5% and 10.4% of total revenue for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, 34.9% of the Company’s total revenue was attributed to two customers after adjustment for discontinued operations. Revenue from these two customers accounted for 19.7% and 15.2% of the total revenue for the nine months ended September 30, 2004.
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of customers that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of September 30, 2005, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.7 million net of $8.0 million in specific reserves. As of December 31, 2004, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $15.1 million net of $9.0 million in specific reserves. Specific reserves decreased since December 31, 2004 due to the recovery of $1.1 million in the nine months ended September 30, 2005 related to a bankruptcy secured claim being finalized. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $20.3 million and $20.0 million as of September 30, 2005 and December 31, 2004, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 9 – Equity Investment
     In September 2004, MasTec purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through September 30, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first quarterly payment due on January 10, 2006 will be $925,000. This amount is included in accrued expenses and other assets at September 30, 2005. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self funded. The venture has been self funded since the beginning of 2005 and the Company does not expect to fund the venture’s operating needs in the future based on results to date. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales.
     As of September 30, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.
     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the financial and operational policies of this limited liability company. As of September 30, 2005, the Company had an investment balance of approximately $5.6 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.
     Based upon the lack of significance to the financial information of the Company, no summary financial information for this equity investment has been provided.
Note 10 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the period from January 1, 2005 through June 4, 2005, MasTec paid Neff $328,013. During the three months and nine months ended September 30, 2004, MasTec paid Neff $355,773 and $798,367, respectively. MasTec believes the amount paid to Neff was equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company paid him his base salary of $300,000 through December 2004, provided him with certain employee and insurance benefits and provided for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the Company recorded $199,500 in stock compensation expense in the nine months ended September 30, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, severance expense was recorded in the nine months ended September 30, 2004 in the amount of $300,000.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
     In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the Company on March 22, 2004. In connection therewith, we entered into a severance agreement with Mr. Tveter pursuant to which we paid him severance of $33,134 during 2004, paid him regular salary through July 14, 2004 at an annual rate of $306,837, provided him with certain employee benefits and provided for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which was the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense in the nine months ended September 30, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, severance expense was recorded in the nine months ended September 30, 2004 in the amount of $173,000.
     MasTec has entered into split dollar agreements with key executives and the Chairman of the Board. During the three and nine months ended September 30, 2005, MasTec paid approximately $410,000 in premiums in connection with these split dollar agreements. During the three months and nine months ended September 30, 2004, MasTec paid approximately $170,000 in premiums in connection with these split dollar agreements.
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
     In November 2005, MasTec extended its employment agreement with Austin J. Shanfelter as the Company’s President and Chief Executive Officer. The agreement extends the term of his original agreement through March 31, 2007. All other terms and conditions are substantially the same as those provided in his original employment agreement.
Note 11 – New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial condition.
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 (“SFAS 123R”). In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard, as amended, requires companies to expense on the grant-date the fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. The Company is currently evaluating the effect of SFAS 123R on the Company’s results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential use of different valuation methods to determine the fair value of share-based compensation and reviewing all assumptions used in those valuation methods. The Company is also accelerating the vesting period on certain stock options having exercise prices in excess of the current market value of the Company’s common stock. The Company expects that the acceleration will reduce its stock option compensation expense in future periods. See Note 3(g) for discussion of acceleration. The Company expects the adoption of SFAS 123R will have a material negative impact on profitability, regardless of the valuation method used.

MasTec, Inc
Notes to the Condensed Unaudited Consolidated Financial Statements
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect FIN 47 to have a material impact on the results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the consolidated results of operations or financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2004, including those described under “Risk Factors.” Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
Overview
     We provide services to our customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Communications	$152,991	$156,841	$439,137	$429,985
Utilities	52,622	51,934	147,753	131,084
Government	37,935	37,847	110,537	106,002

	$243,548	$246,622	$697,427	$667,071

     A significant portion of our revenue is derived from projects performed under service agreements. Some of these agreements are billed on a time and materials basis and revenue is recognized as the services are rendered. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order within a defined geographic area. Work performed under service agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice. Under our master service and similar type service agreements, we furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
     The remainder of our work is provided pursuant to contracts for specific installation/construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. For certain customers with unit based installation/construction projects, we recognize revenue after the service is performed and the work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer. If, as work progresses, the actual projects costs exceed estimates, the profit recognized on revenue from that project decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.
     Our status as an approved bidder on any State Department of Transportation (DOT) work is dependent in part on the acceptance of our prequalification applications. Due to our failure to file our audited financial statements for the year ended December 31, 2003, on a timely basis, our status as an approved bidder was suspended in a number of states. We have re-established our qualification to bid in a number of states in 2005. Although we submitted our 2005 application on time with the 2004 financial statements, our application has not yet been accepted by the Florida DOT. While we can currently provide services only as a subcontractor until we reestablish our qualification to bid, our status as an approved bidder for Florida DOT work remains suspended. This has resulted in a decrease in revenue from this customer and may result in continued decreases in the future.
     Revenue by type of contract is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Master service and other service agreements	$159,929	$167,650	$451,954	$476,884
Installation/construction projects agreements	83,619	78,972	245,473	190,187

	$243,548	$246,622	$697,427	$667,071

     Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, fuel, subcontractor costs, equipment rental, materials not provided by our customers, and insurance. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We also immediately recognize the full amount of any estimated loss on fixed fee projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
     General and administrative expenses include all costs of our management and administrative personnel, severance payments, reserves for bad debts, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.
     In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. During the nine months ended September 30, 2004, we wrote off approximately $12.3 million of goodwill and the net investment in our Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. The net loss from operations for our Brazil subsidiary was approximately $98,000 and $1.1 million for the three months and the nine months ended September 30, 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three and nine months ended September 30, 2005, our Brazil subsidiary had no activity as the entity is in the process of liquidation.
     During the fourth quarter of 2004, we committed to sell our network services operations. These operations have been classified as a discontinued operation in all periods presented. Accordingly, the net income or loss for the network services operations for the three and nine months ended September 30, 2004, has been reclassified as income or loss from discontinued operations from the prior period presentation. The net income for the network services operations was $56,000 in the three months ended September 30, 2004. The net loss for the network services operations in the nine months ended September 30, 2004 was $1.9 million. The net loss from operations for the network services operations was $145,000 and $1.6 million for the three months and nine months ended September 30, 2005, respectively.
     On May 24, 2005, we sold certain assets of the network services operations to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. We recorded a loss on sale of approximately $583,000, net of tax, in the nine months ended September 30, 2005. The loss on sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer.
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
     We recognize revenue on unit based installation/construction projects using the units-of-delivery method. Our unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed upon price as the units are completed and delivered. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain customers with unit based installation/construction projects, we recognize revenue after service has been performed and work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured.
     Our non-unit based, fixed price installation/construction contracts relate primarily to contracts that require the construction and installation of an entire infrastructure system. We recognize revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We estimate total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. If, as work progresses, the actual contract costs exceed our estimates, the profit we recognize from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss.
     Our customers generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as these materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials and we do not have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.
     Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our clients to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves for doubtful accounts on a quarterly basis. If our estimates of the collectibility of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.
     Our estimates for our allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or the industries we serve, and our loss experience has increased during such times.
     We recorded provisions against earnings for doubtful accounts of $1.9 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively. We recorded provisions against earnings for doubtful accounts of $3.8 million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively. These provisions are based on the results of managements quarterly reviews and analyses of our write-off history. In the nine months ended September 30, 2005, the provision was partially offset by certain recoveries amounting to $1.1 million.
Inventories
     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the three months ended September 30, 2005 and 2004, we recorded approximately $481,000 and $0, respectively, in obsolescence provisions. During the nine months ended September 30, 2005 and 2004, we recorded approximately $881,000 and $902,000, respectively, in obsolescence provisions. These provisions have been included in “Costs of revenue” in the accompanying condensed unaudited consolidated statements of operations. The provisions were mainly due to inventories that were purchased for specific jobs no longer in process.
Depreciation
     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.

     Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments made the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $1.4 million and $4.1 million for the three months and nine months ended September 30, 2004 respectively, from the amount of expense which would have been reported using the previous useful lives as a result of the change of estimate.
     During 2004 and 2005, we continued to dispose of excess assets and increase our reliance on operating leases to finance equipment needs.
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. However, economic conditions, interest rates, the anticipated cash flows of the businesses related to these assets and our business strategies are all subject to change in the future. If changes in growth rates, future economic conditions or discount rates and estimates of terminal values were to occur, long-lived assets may become impaired. During the three months ended September 30, 2005 and 2004, we recognized impairment losses and write-offs of long-lived assets of $348,000 and $0, respectively. During the nine months ended September 30, 2005 and 2004, we recognized impairment losses and write-offs of long-lived assets of approximately $675,000 and $605,000, respectively.
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
     In connection with the disposition of the Brazil subsidiary as discussed in Note 6, we wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the nine months ended September 30, 2004.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.
Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation, and general liability policies and $3 million for our automobile liability policy. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are booked in such reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our profitability.
     We are required to periodically post letters of credit and provide cash collateral to our insurance carriers and surety company. Such letters of credit amounted to $63.4 million at September 30, 2005 and cash collateral posted amounted to $19.3 million at September 30, 2005. The 2005 increase in collateral for our insurance programs is related to additional collateral provided to the insurance carrier for the 2005 plan year and the fact that the collateral remaining for prior year insurance programs have not decreased. Through September 30, 2005 for the 2005 plan year, we made three quarterly cash collateral installment payments of $4.5 million with the final installment made in October 2005. In addition, we maintain collateral from prior year insurance programs with the current and prior insurance carriers, which amounts are generally reviewed annually for sufficiency. We expect prior year collateral requirements to be reduced at the next annual review by the first quarter of 2006 based on fewer claims remaining from these prior years loss payouts and the actuarial results for the remaining claims received. The increase in collateral is also due to other market factors including growth in our business and liquidity. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.
Valuation of Equity Investments
     We have one investment which we account for by the equity method because we own 49% of the entity and we have the ability to exercise significant influence over the operational policies of the limited liability company. Our share of the earnings or losses in this investment is included in other income, net, in the condensed unaudited consolidated statements of operations. As of September 30, 2005, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $34.2 million and $32.3 million as of September 30, 2005 and December 31, 2004, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on a feasible tax planning strategy that is available to us involving the sale of certain operations.
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

Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three and nine months ended September 30, 2004 of the net income and loss for the network services operations to discontinued operations from the prior period presentation.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Revenue	$243,548	100.0%	$246,622	100.0%	$697,427	100.0%	$667,071	100.0%
Costs of revenue, excluding depreciation	207,373	85.1%	217,070	88.0%	621,560	89.1%	607,120	91.0%
Depreciation	4,335	1.8%	4,084	1.7%	13,950	2.0%	13,260	2.0%
General and administrative expenses	18,546	7.6%	16,921	6.9%	51,470	7.4%	53,495	8.0%
Interest expense, net of interest income	4,827	2.0%	4,710	1.9%	14,412	2.1%	14,277	2.1%

Other income, net	—	—	(754)	(0.3)%	(3,402)	(0.5)%	(991)	(0.1)%

Income (loss) from continuing operations before minority interest	8,467	3.5%	4,591	1.8%	(563)	(0.1)%	(20,090)	(3.0)%
Minority interest	(573)	(0.2)%	(326)	(0.1)%	(995)	(0.1)%	(361)	(0.1)%

Income (loss) from continuing operations	7,894	3.3%	4,265	1.7%	(1,558)	(0.2)%	(20,451)	(3.1)%

Discontinued operations	(145)	(0.1)%	(42)	—	(1,591)	(0.2)%	(22,131)	(3.3)%

Net income (loss)	$7,749	3.2%	$4,223	1.7%	$(3,149)	(0.4)%	$(42,582)	(6.4)%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenue. Our revenue was $243.5 million for the three months ended September 30, 2005, compared to $246.6 million for the same period in 2004, representing a decrease of $3.1 million or 1.2%. This decrease was due primarily to the decrease of $23.6 million in upgrade projects for Comcast which was substantially completed in the fourth quarter of 2004. In the third quarter of 2004, the Comcast projects were still operational. In the third quarter of 2005, there were no Comcast upgrade projects. In addition, we experienced a decrease in revenue of approximately $7.7 million from transportation customers due to the winding down of projects that were fully operational in the third quarter of 2004 and our decision in 2005 not to bid for new transportation projects until we had completed certain long-term transportation projects. These decreases were partially offset by the increased revenue of approximately $17.2 million received from DirecTV and approximately $9.7 million of increased revenue from Verizon including fiber-to-the-home installation/projects which commenced towards the end of 2004.
     Costs of Revenue. Our costs of revenue were $207.4 million or 85.1% of revenue for the three months ended September 30, 2005, compared to $217.1 million or 88.0% of revenue for the same period in 2004 reflecting an improvement in margins. The improvement in margins was due to a decrease in subcontractor expense as a percentage of revenue on our two largest customers with operational payroll staying consistent. In the third quarter of 2005, we continued to reduce the use of subcontractors and did not have to hire additional employees at the same rate. These decreases were partially offset by increases in obsolescence provisions, an increase in fuel costs and an increase in lease costs for vehicles. Obsolescence provisions in the three months ended September 30, 2005 were $481,000 compared to $0 in the three months ended September 30, 2004. This is due to provisions being made for inventories that were purchased for specific jobs no longer in process. Fuel costs as a percentage of revenue in the three months ended September 30, 2005 was 3.3% compared to 2.3% in the three months ended September 30, 2004. The increase in costs as a percentage of revenue is a direct result of the rising fuel costs that occurred over the third quarter of 2005. Lease costs as a percentage of revenue in the three months ended September 30, 2005 was 3.2% compared to 2.5% in the three months ended September 30, 2004. The increase in costs as a percentage of revenue is due to leasing more on road and off road vehicles instead of purchasing vehicles.

     Depreciation. Depreciation was $4.3 million for the three months ended September 30, 2005, compared to $4.1 million for the same period in 2004, representing an increase of $251,000 or 6.1%. In the three months ended September 30, 2004, depreciation expense was reduced by $1.4 million related to the change in estimate in useful lives that occurred in November 30, 2002. There was no such reduction in the three months ended September 30, 2005. However, this reduction in 2004 was offset in 2005. We reduced depreciation expense in the three months ended September 30, 2005 by continuing to reduce capital expenditures by entering into operating leases for fleet requirements. We also continue to dispose of excess equipment.
     General and administrative expenses. General and administrative expenses were $18.5 million or 7.6% of revenue for the three months ended September 30, 2005, compared to $16.9 million or 6.9% of revenue for the same period in 2004, representing an increase of $1.6 million or 9.6%. The factors contributing to the increase were due to the hiring of permanent and temporary additional finance and accounting professionals throughout the end of 2004 to address the reporting issues we faced in 2003 and 2004 and hiring additional legal, corporate risk and information technology support personnel. Salaries, benefits and bonus expense increased approximately $1.0 million from the three months ended September 30, 2004 to the three months ended September 30, 2005. In addition, the provision for doubtful accounts increased in the amount of $605,000. The increase was due to a general provision that was booked in 2005 based on level of sales recorded and write-off history.
     Interest expense, net. Interest expense, net of interest income was $4.8 million or 2.0% of revenue for the three months ended September 30, 2005, compared to $4.7 million or 1.9% of revenue for the same period in 2004 representing a slight increase of approximately $117,000 or 2.5%. The increase was due to increased interest rates during the period.
     Other income, net. Other income, net was $0 for the three months ended September 30, 2005, compared to $754,000 in the three months ended September 30, 2004, representing a decrease of $754,000 or 100.0%. The decrease mainly relates to more gains on sale of fixed assets in the third quarter of 2004 compared to the third quarter of 2005.
     Minority interest. Minority interest for GlobeTec Construction, LLC was $573,000 or 0.2% of revenue for the three months ended September 30, 2005, compared to $326,000 or 0.1% of revenue for the same period in 2004 representing an increase of $247,000. We entered into this joint venture in 2004 in which we own 51%. This subsidiary has grown in revenue and profits since inception. In the three months ended September 30, 2005, the joint venture generated an increased amount of revenue and profits from the three months ended September 30, 2004 due to increased business activity and cost control initiatives.
     Discontinued operations. The loss on discontinued operations was $145,000 for the three months ended September 30, 2005 compared to $42,000 in the three months ended September 30, 2004. The net loss for our network services operations was $145,000 for the three months ended September 30, 2005 compared to net income of $56,000 in the three months ended September 30, 2004. The net loss from operations of network services decreased from the net income in the three months ending September 30, 2004 as a result of the winding down of the network services operations. The loss in the three months ended September 30, 2005 mostly is attributable to overhead personnel and legal costs in winding down the operations. The decreased loss in the network services operations was slightly offset by an improvement in results from the Brazil subsidiary. The net loss for the Brazil subsidiary for the three months ended September 30, 2004 was approximately $98,000. There was no activity in the three months ended September 30, 2005 because the subsidiary was in the process of liquidation. In November 2004, our subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court.
Nine months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenue. Our revenue was $697.4 million for the nine months ended September 30, 2005, compared to $667.1 million for the same period in 2004, representing an increase of $30.4 million or 4.6%. This increase was due primarily to the increased revenue of approximately $60.2 million received from DirecTV and increased revenue of $55.0 million from Verizon, including fiber-to-the-home installations which commenced towards the end of 2004. We also experienced an increase in general business activity throughout 2005 compared to 2004. These increases in revenue were partially offset by a significant decrease of $94.6 million in upgrade work for Comcast. In the nine months ending September 30, 2004, the Comcast projects were still operational. In addition, we experienced a decrease in revenue of $10.6 million from transportation customers due to the winding down of projects that were fully operational in 2004 and our decision in 2005 not to bid for new transportation work until we had completed certain long-term transportation projects.
     Costs of Revenue. Our costs of revenue were $621.6 million or 89.1% of revenue for the nine months ended September 30, 2005, compared to $607.1 million or 91.0% of revenue for the same period in 2004 reflecting an improvement in margins. The improvement in margins was a result of decreasing subcontractor costs from our two largest customers with operational payroll staying consistent. In 2005, we reduced the use of subcontractors and did not have to hire additional employees at the same rate. In addition, cost of sales decreased due to a reduction in insurance expense. In the nine months ended September 30, 2004, insurance reserves and expenses in cost of sales increased $10.2 million mainly because there were increased claims and loss history in 2004 which resulted in an adjustment to our actuarial assumptions. No such adjustment was needed in 2005. Trends are decreasing from 2004 which has also resulted in the decrease in reserves in 2005. The decrease in costs of revenue was offset by rising fuel costs and an increase in lease costs. Fuel costs, as a percentage of revenue, increased from 2.3% in the nine months ended September 30, 2004 to 3.0% in the nine months ended September 30, 2005. The increase is a direct result of the rising costs for fuel in the past several months of 2005. Lease costs, as a percentage of revenue, increased from 2.5% in the nine months ended September 30, 2004 to 3.1% in the nine months ended September 30, 2005. The increase is due to leasing more on road and off road vehicles instead of purchasing these vehicles.
     Depreciation. Depreciation was $14.0 million for the nine months ended September 30, 2005, compared to $13.3 million for the same period in 2004, representing an increase of $690,000. In the nine months ended September 30, 2004, depreciation expense was reduced by $4.1 million related to the change in estimate in useful lives that occurred in November 30, 2002. There was no such reduction in 2005. However, this reduction in 2004 was offset in 2005. We reduced depreciation expense in the nine months ended September 30, 2005 by continuing to reduce capital expenditures by entering into operating leases for fleet requirements. We also continue to dispose of excess equipment.
     General and administrative. General and administrative expenses were $51.5 million or 7.4% of revenue for the nine months ended September 30, 2005, compared to $53.5 million or 8.0% of revenue for the same period in 2004, representing a decrease of $2.0 million or 3.8%. The decrease in general and administrative expenses was due to decrease in professional and legal fees of $4.7 million, a decrease in insurance expense of $1.9 million and a decrease in provisions for doubtful accounts of $240,000. The professional fees incurred in the nine months ended September 30, 2004 related to the audit, increased fees to third party in assisting us with Sarbanes-Oxley compliance and legal fees related to our defense in various litigation matters. These fees substantially decreased in the nine months ending September 30, 2005 due to performing our Sarbanes-Oxley testing and compliance internally as well as decreasing outside legal fees. In addition, general and administrative expenses decreased due to reduction of insurance expense in 2005. There were increased claims and loss history which resulted in an adjustment to our actuarial assumptions and increased insurance expense in general and administrative of $1.9 million in 2004. No such reserve was needed in 2005. Trends are decreasing from 2004 which has also resulted in the decrease in reserves in 2005. The decrease in the provision for doubtful accounts was a result of the quarterly general provision being partially offset by recoveries of previously reserved receivables in the nine months ended September 30, 2005. The decreases in general and administrative expenses were offset by an increase in salaries, benefits and bonus expenses in 2005 due to hiring additional temporary and permanent finance and accounting professionals throughout the Company towards the end of 2004. In addition, throughout 2005, we hired additional legal, corporate risk and information technology support personnel.
     Interest expense, net. Interest expense, net of interest income was $14.4 million or 2.1% of revenue for the nine months ended September 30, 2005 compared to $14.3 million or 2.1% of revenue for the same period in 2004 representing a slight increase of $135,000 or 0.9%. The increase was due to increased interest rates during the period.
     Other income net. Other income was $3.4 million or 0.5% of revenue for the nine months ended September 30, 2005, compared to $1.0 million or 0.1% of revenue for the nine months ended September 30, 2004, representing an increase of $2.4 million. The increase mainly relates to sales of fixed assets in the nine months ended September 30, 2005 resulting in $2.8 million of net gains on these sales compared to approximately $340,000 of net gains on sales in the nine months ended September 30, 2004. In addition, the increase is attributable to the income earned of approximately $585,000 associated with our equity investment in the nine months ended September 30, 2005. The investment did not exist in the nine months ended September 30, 2004.

     Minority interest. Minority interest for GlobeTec Construction, LLC was $995,000 or 0.1% of revenue for the nine months ended September 30, 2005, compared to $361,000 or 0.1% of revenue for the same period in 2004, representing an increase of $634,000. We entered into this joint venture in 2004 in which we own 51%. This subsidiary has grown in revenue and profits since inception. In the nine months ended September 30, 2005, the joint venture generated an increased amount of revenue and profits from the nine months ending September 30, 2004 due to increased business activity and cost control initiatives.
     Discontinued operations. The loss on discontinued operations was $1.6 million or 0.2% for the nine months ended September 30, 2005 compared to $22.1 million or 3.3% in the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. During the nine months ended September 30, 2004, we wrote off approximately $12.3 million in goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The net loss for our network services operations was $1.6 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively. The net loss includes a $583,000, net of tax, loss on the sale of the operations in the nine months ended September 30, 2005. In May 2005, we sold the operations for $208,501 consisting of cash in the amount of $100,000 and a promissory note in the amount of $108,501 due in May 2006. The loss on the sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer. The net loss from operations of network services operations decreased from the nine months ending September 30, 2004 as a result of the division winding down of the operations.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, and proceeds from sales of assets and investments. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment. We expect to continue to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. From time to time, we engage in a review and analysis of our performance to our key strategic objectives. In connection with this process, we consider activities including sale or divestitures of portions of our assets, operations, real estate or other properties. Any actions taken may impact our liquidity. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit and debt service. Interest payments of approximately $7.6 million are due each February and August under our 7.75% senior subordinated notes. In addition to ordinary course working capital requirements, we will continue to spend at least $10.0 to $15.0 million per year on capital expenditures in order to keep our equipment new and in good condition. We also expect our annual lease payments to increase as we place greater reliance on operating leases to meet our equipment needs. Since December 31, 2004, lease commitments over a five-year period have increased approximately $22.0 million.
     In connection with the 2005 insurance program, we also have paid $13.5 million to our insurance carrier for cash collateral through September 30, 2005. We paid an additional $4.5 million of cash collateral in October 2005. We may be expected to continue to increase our cash collateral in the future.
     In 2004, we purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The payment due on January 10, 2006 will be of $925,000.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by our clients on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. We generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, although some contracts allow our clients to retain a portion (from 2% to 15%) of the contract amount until the contract is completed to their satisfaction. We maintain inventory to meet the material requirements of some of our contracts. Some of our clients pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount.
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
     As of September 30, 2005, we had $132.0 million in working capital compared to $134.5 million as of December 31, 2004. The decrease in working capital was due to a decrease in cash related to the payment of $13.5 million cash collateral to our insurance carrier in the nine months ended September 30, 2005 and payments of $2.6 million in deferred financing costs related to the credit facility amendment in May 2005 of which a small portion is classified as a current asset. Cash and cash equivalents decreased from $19.5 million at December 31, 2004 to $2.9 million at September 30, 2005 based on above working capital decreases and due to the subordinated debentures interest payment of $7.6 million made in August 2005.
     Net cash used in operating activities of continuing operations was $17.3 million for the nine months ended September 30, 2005 and 2004. The net cash used in operating activities of continuing operations in the nine months ended September 30, 2005 was primarily related to timing of cash collections from customers and insurance cash collateral payments of $13.5 million offset by the net loss from continuing operations and timing of cash payments to vendors. The net cash used in operating activities of continuing operations in the nine months ended September 30, 2004 was primarily related to the net loss of continuing operations, purchases of inventory and timing of cash collections from customers offset by timing of cash payments to vendors.
     Net cash used in investing activities of continuing operations was $2.1 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in investing activities of continuing operations in the nine months ended September 30, 2005 primarily related to capital expenditures in the amount of $5.1 million and payments related to our equity investment in the amount of $3.4 million offset by $5.9 million in net proceeds from sales of assets. Net cash used in investing activities of continuing operations in the nine months ended September 30, 2004 primarily related to capital expenditures in the amount of $8.0 million offset by $6.6 million in net proceeds from sales of assets.
     Net cash provided by financing activities of continuing operations was $2.3 million and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by financing activities of continuing operations in the nine months ended September 30, 2005 was primarily related to proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $2.5 million. Net cash provided by financing activities of continuing operations in the nine months ended September 30, 2004 was due to proceeds of borrowings of $3.5 million and proceeds from the issuance of common stock of $1.1 million.
     We have a secured revolving credit facility for our operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.6 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in the condensed unaudited consolidated balance sheet.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of September 30, 2005 and December 31, 2004, net availability under the credit facility totaled $46.9 million and $25.5 million, respectively, net of outstanding standby letters of credit aggregating $66.5 million and $66.8 million in each period, respectively. At September 30, 2005, $63.4 million of the outstanding letters of credit are issued to support our casualty and medical insurance requirements or surety requirements. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. We had no outstanding draws under the credit facility at September 30, 2005 and December 31, 2004. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or its LIBOR rate (as defined in the credit facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
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
     We are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered if the net availability under the credit facility is under $20.0 million at any given day. Our operations are required to comply with this fixed charge coverage ratio if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of September 30, 2005, because net availability under the credit facility was $46.9 million as of September 30, 2005 and net availability did not reduce below $20.0 million at any given day during the period.
     Based upon our projections for 2005 and 2006, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements in 2005 and 2006. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain further modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2005 and 2006 projections and thus may not be in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings outstanding under the credit facility at September 30, 2005.
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
Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We are also affected by changes in fuel costs which increased significantly in 2004 and 2005.

Risk Factors
     In the course of operations, we are subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries it serves, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and deferred taxes and potential exposures to environmental liabilities and political and economic instability in foreign operations. For information about additional risks, see the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2004.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings under the credit facility at September 30, 2005.
Interest Rate Risk
     Less than 1% of our outstanding debt at September 30, 2005 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at September 30, 2005 was $195.9 million. Based upon debt balances outstanding at September 30, 2005, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $200,000 on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at September 30, 2005 of U.S. dollar equivalents was $2.8 million as of September 30, 2005 and $2.7 million at December 31, 2004.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the nine months ended September 30, 2005 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $301,000 and $747,000 in the three months and nine months ended September 30, 2005, respectively.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the nine months ended September 30, 2005 (i.e., in addition to actual exchange experience) would have resulted in a reduction in our foreign subsidiaries’ translated operating loss of $131,000 and $63,000 in the three months and nine months ended September 30, 2005, respectively.
     See Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K/A for further disclosures about market risk.
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
     As of the end of the period covered by this Form 10-Q, we carried out another evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Due to the extent of manual procedures performed and the improvements that still need to be made with respect to the inventory related material weakness that we identified in connection with our disclosure controls and procedures review for the period ended December 31, 2004, we have concluded that as of September 30, 2005, our disclosure controls and procedures are still ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission or that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
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
     Management’s consideration of internal control would not necessarily disclose all matters in internal control that might be reportable conditions and, accordingly, would not necessarily disclose all reportable conditions that are also considered to be material weaknesses as defined above. However, management did identify weaknesses in internal controls involving inventory practices and policies, with respect to inventory pricing on receipt and the related costs of sales, and inventory tracking prior to sale or use. Management believes this constitutes a material weakness in our internal control over the financial reporting process.
Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control over Financial Reporting
     Since December 31, 2004, we have significantly expanded our procedures to include additional analysis and other post-closing procedures to improve our system of internal controls related to inventory processing. We are also in the process of currently enhancing the existing functionality in the Oracle inventory module in order to rely on Oracle without performing extensive manual procedures. Once this system can be relied upon and tested and the appropriate level of training is received, management will no longer need to perform manual procedures.
     In order to remediate the material weakness in internal control over financial reporting and ensure the integrity of our financial reporting processes for the three and nine months ended September 30, 2005, we performed the following procedures on inventory:
•	performed physical inventory at all locations at September 30, 2005;

•	performed inventory cycle count procedures intermittently in the three and nine months ended September 30, 2005;

•	used independent internal observers to test count at each location once the initial inventory was completed;

•	reviewed pricing of all inventory items;

•	independent internal verification of inventory price testing by inventory item to ensure no pricing errors existed in the inventory list;

•	compared by location inventory from June 30, 2005 to September 30, 2005 to ensure all activity by location was reasonable based on activity on specific operations at that location;

•	performed extensive cutoff testing to ensure accruals and inventory were proper and accurate at September 30, 2005;

•	hired additional accounting staff who specialize in cost accounting and developing improved internal controls;

•	instituted field procedures and increased training in order for timely input of inventory transactions into accounting system;

•	executed procedures to accurately value the purchase order accrual; and

•	increased financial reporting from the Oracle system.
     An effective internal control framework requires the commitment of management to require competence, diligence, and integrity on the part of its employees. Control activities include policies and procedures adopted by management to ensure the execution of management directives, and to help advance the successful achievement of our objectives. In addition, in an effort to improve internal control over financial reporting, management continues to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and the creation and implementation of new policies and procedures where material weaknesses exist. Furthermore, in an effort to improve internal control over financial reporting, management has hired several degreed professionals in management positions in certain of our operations. In addition, we sample tested many controls in the nine months ended September 30, 2005 throughout the control environment and found no material weaknesses in our testing, except for the items identified at December 31, 2004.
Changes in Internal Control over Financial Reporting
     In addition to the above changes to inventory controls and procedures, management has continued to enhance internal controls and increase the oversight over those affected controls. Management has also enhanced the Oracle functionality with regard to revenue recognition in order to eliminate manual procedures involved in this process. The implementation was completed in May 2005 and tested in June 2005 and September 2005 without exception. The enhanced functionality has allowed better management reporting, increased controls over capturing revenue and less manual effort to close on a monthly basis. Another change in internal controls during the quarter was the implementation of the Electronic Data Interface for specific customer agreements. This interface and the controls associated with this interface were tested in the third quarter by management without exception.
     Other than as set forth above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the second quarter of 2004, complaints for a purported class action were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which motion the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. We filed a motion to dismiss that was denied on September 30, 2005. Plaintiffs contend that our financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financials for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of our projects; and 2) the financials for the second quarter of 2003 were overstated by some $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at our Canadian subsidiary. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. We believe the claims are without merit. We will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.
     On July 28, 2004, our Board of Directors received a demand from a shareholder that the Board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, the Board of Directors authorized its Executive Committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in our best interest to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, the Executive Committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed and the special litigation committee suspended until the stay is lifted.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders for additional work submitted to the County on or after November 29, 2003. In February 2004, we brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed for breach of contract and other causes in the Federal District Court action. The amount of revenue recognized on the Coos County project that remained uncollected at September 30, 2005 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but which we believe is due to us under the terms of the contract.
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

The individual property claims have been settled. In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have cooperated with Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. Through September 30, 2005, mitigation efforts have cost us approximately $1.4 million. These costs were included in the costs on the project at September 30, 2005 and December 31, 2004. No further mitigation expenses are anticipated. The only additional anticipated liability arises from possible fines or penalties assessed, or to be assessed by the Corps of Engineers and/or Oregon Division of State Land. The County accepted a fine of $75,000 to settle this matter with the Corp of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corp of Engineers to date. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America has denied liability for the civil penalty and is currently involved in settlement discussions with the Division.
     The potential loss for all Coos Bay matters and settlements reached described above is estimated to be $193,000 at September 30, 2005, which has been recorded in the accompanying condensed unaudited consolidated balance sheet as accrued expenses.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We seek a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.1 million of which $100,000 is recorded in the accompanying condensed unaudited consolidated balance sheet as accrued expenses.
     We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to our results of operations, financial position or cash flows.
ITEM 5. OTHER EVENTS
     In November 2005, MasTec extended its employment agreement with Austin J. Shanfelter as the Company’s President and Chief Executive Officer. The agreement extends the term of his original agreement through March 31, 2007. All other terms and conditions are substantially the same as those provided in his original employment agreement. The employment agreement extension is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference in its entirety.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Amendment to Employment Agreement dated November 3, 2005 between MasTec, Inc. and Austin J. Shanfelter.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: November 7, 2005

/s/ Austin J. Shanfelter

Austin J. Shanfelter President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell

C. Robert Campbell Chief Financial Officer (Principal Financial and Accounting Officer)