Form 10-K
period 2005-12-31
MASTEC INC
filed 2006-03-01
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 001-08106

(MASTEC, INC. LOGO)
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is well-known seasoned issuer; as defined in rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒
     The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $228,323,234 (based on a closing price of $8.80 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2005).
     There were 64,278,509 shares of common stock outstanding as of February 17, 2006.
     The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2006 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Cautionary Statement Regarding Forward-Looking Statements
     We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project” and similar expressions are intended to identify forward-looking statements. They also include statements regarding:
•	our future growth and profitability;

•	our competitive strengths; and

•	our business strategy and the trends we anticipate in the industries and economies in which we operate.
     These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:
•	economic downturns, reduced capital expenditures, consolidation and technological and regulatory changes in the industries we serve;

•	the ability of our customers to terminate or reduce the amount of work or in some cases prices paid for services under many of our contracts;

•	technical and regulatory changes in our customers’ industries;

•	the highly competitive nature of our industry;

•	our ability to attract and retain qualified managers and skilled employees;

•	the seasonality and quarterly variations we experience in our revenue and profitability;

•	our dependence on a limited number of customers;

•	increases in fuel and labor costs;

•	the restrictions imposed by our credit facility and senior notes; and

•	the other factors referenced in this Annual Report, including, without limitation, under “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business
Overview
     We are a leading specialty contractor operating mainly throughout the United States and Canada and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure and transportation systems. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems.
     We, or our predecessor companies, have been in business for over 70 years. We offer all of our services under the MasTec® service mark and operate through a network of approximately 220 locations and 7,700 employees as of December 31, 2005. We believe that we currently are the second largest, publicly held, specialty infrastructure provider to communications companies that offer voice, video and data services and the fourth largest, publicly held, provider of infrastructure services to the electric utility industry.
     Our customers include some of the largest communication and utility companies in the United States, including DIRECTV®, BellSouth, Verizon Communications, Sprint Nextel and Florida Power and Light. For the years ended December 31, 2003, 2004 and 2005, 63.9%, 71.1% and 71.3%, respectively, of our revenues were from our largest 10 customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. For the years ended December 31, 2003, 2004 and 2005, 78.0%, 78.7% and 66.6%, respectively, of our revenues were derived under multi-year master service agreements and other service agreements.
Industry Trends
     Our industry is comprised of national, regional and local companies that provide outsourced infrastructure services to companies in the communications, utilities and government industries. We estimate that the total amount of annual outsourced infrastructure spending in markets that we serve was approximately $31 billion in 2004.
     We believe the following industry trends impact demand for our services:
     Demand for Voice, Video and Data Services. Demand for faster and more robust voice, video and data services has increased significantly with the proliferation of the internet, broadband and advanced video services. To serve this developing market, voice, video and data service providers are upgrading the performance of their networks or deploying new networks. Investment is facilitated by declining equipment costs and expanded capabilities of network equipment. In addition, the service offerings of our customers are converging as telephone and cable providers increasingly seek to deploy networks that allow them to provide bundled voice, video and data services to their customers. Verizon Communications, BellSouth and AT&T have each announced initiatives to upgrade their networks from copper line to fiber optic line in order to enhance their ability to provide full bundled service offerings. Cable companies continue to upgrade their systems to provide for enhanced broadband services, including voice over internet protocol commonly called VOIP, as well as improved video offerings, including digital television, high definition television, video on demand and digital video recording. Satellite television subscriptions and installations have grown substantially over the last five years as the industry has gained acceptance in part through offering attractive programming such as NFL Sunday Ticket, as well as high definition television and digital video recorder capabilities. According to a 2005 study by J.D. Power and Associates, the percentage of U.S. households with telephones that subscribe to satellite service has grown from 12% in 2000 to 27% in 2005.
     Increased Outsourcing of Network Infrastructure Installation and Maintenance. We provide specialized services that are labor and equipment intensive. According to a study by management consulting firm Booz Allen Hamilton described in an article entitled “Outsourcing Trends in the North American Telecommunications Markets,” more than 75% of telecommunications executives consider outsourcing an important component of their business that allows them to better respond to market challenges, and network installation and maintenance are among functions most likely to be outsourced. We believe that communications companies view outsourcing as an opportunity to reduce expenses, optimize expenditures and stay competitive.

     Inadequacy of Existing Electric Power Transmission and Distribution Networks. The United States electric transmission and distribution infrastructure requires significant ongoing maintenance, upgrades and extensions to manage powerline congestion, avoid delivery failures and connect distribution lines to new end users. According to a 2004 Edison Electric Institute report annual transmission and distribution spending in the U.S. has been between $12 and $17 billion annually since 1980. Despite this significant spending since 1980, the pace of transmission investment has lagged behind total electricity generation. Such underinvestment combined with ever-increasing load demand contributed to the rolling blackouts in California in 2001 as well as the August 2003 blackout, which left 50 million people in the midwest and northeast United States and Canada without electricity. As a result, we believe that that transmission and distribution spending will continue and likely rise in the near future in order to meet the increasing needs of customers.
     Increased Funding for Energy Projects. On August 8, 2005, President Bush signed the Energy Policy Act of 2005 into law. The law was passed to develop more reliable supply chains and distribution channels for U.S. energy resources. Among other things, the bill facilitates the siting, construction and financing of more reliable electrical grid components. As a result, we believe that transmission and distribution spending will likely rise in the near future in order to meet the increasing needs of consumers and businesses.
     Increased Funding for Highway Transportation Projects. On August 10, 2005, President Bush signed a six-year $244.1 billion transportation reauthorization bill known as the Safe, Accountable, Flexible and Efficient Transportation Equity Act: A Legacy for Users. The new law funds federal highway, maintenance, bridge, safety and congestion mitigation programs. Management estimates that up to 5 percent of this funding may be allocated to projects that involve intelligent transportation systems. These projects encompass traffic management solutions such as video surveillance systems, variable message signs, radar detection devices and traffic signal systems, combined with related highway lighting, signage and construction services.
Competitive Strengths
     Our competitive strengths include:
     National Capability and Brand. We, or our predecessors, have been in business for over 70 years and are one of the largest companies in our industry. Through our network of approximately 220 locations and 7,700 employees as of December 31, 2005 across the United States and in Canada, we offer comprehensive infrastructure services to our customers. We believe our experience, technical expertise and size are important to our customers, which include some of the largest communications and utility companies in the United States. Our size and national capability allow us to allocate people, equipment and resources when and where needed. We offer all of our services under the MasTec service mark and maintain uniform performance standards across projects, geographic areas and industries.
     Ability to Respond Quickly and Effectively. The services we provide to the various industries we serve are similar which allows us to utilize qualified personnel across multiple industries. We are able to respond quickly and effectively to industry changes and major weather events by allocating our employees, fleet and other assets as and where they are needed. For example, we were able to redeploy hundreds of our employees and assets from several project teams to areas impacted by Hurricane Katrina within days of the storm striking Louisiana and Mississippi.
     Customer Base. Our customers include some of the largest communication and utility companies in the United States, including DIRECTV®, BellSouth, Verizon Communications, Sprint Nextel and Florida Power and Light. These customers have significant infrastructure needs and the financial resources necessary to fund those needs. We provide services to many of our significant customers under multi-year master service agreements and other service agreements.
     Reputation for Reliable Customer Service and Technical Expertise. We believe that over the years we have established a reputation for quality customer service and technical expertise. We are one of the largest private label in-home installation and maintenance service providers for DIRECTV®. A 2004 study described in an article entitled “As Satellite TV Penetration Grows, Overall Customer Satisfaction among Satellite Subscribers Continues to Top Cable” by J.D. Power and Associates recognized DIRECTV® for achieving one of the highest levels of customer satisfaction in its market. We believe that the training and performance of our technicians contributed to DIRECTV‘s high level of customer satisfaction. We also believe our reputation for technical expertise gives us an advantage in competing for new work. For example, one of our communications customers has selected us as one of their primary fiber to the home subcontractors.

     Experienced Management Team. Our management team, which includes our chief executive officer, service group presidents and financial officers, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business and managing the financial aspects of our operations. Our chief executive officer, Austin J. Shanfelter, has over 24 years of experience in the network infrastructure construction business and is well-known in the industry. Our service group presidents average 28 years of industry experience and have a deep understanding of our customers and their requirements. Our financial officers, including our service group chief financial officers, average 22 years of experience and allow us to operate our business effectively by reducing costs and enhancing our control environment.
Recent Developments
Sale of our Common Stock
     On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale are estimated to be approximately $156.4 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described below. On March 2, 2006, we will use $75.5 million of the net proceeds to redeem a portion of our 7.75% senior subordinated notes due February 2008. We expect to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes.
Acquisition of Assets of Digital Satellite Services, Inc.
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $7.5 million of MasTec common stock (637,214 shares based on the closing price of our common stock of $11.77 per share on January 27, 2006), $645,000 of estimated transaction costs, and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, MasTec agreed to use its best efforts to register for resale the MasTec common stock issued as part of the purchase price within 120 days after the closing of the acquisition.
     DSSI, which had revenues exceeding $50 million in 2005 (unaudited), was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. These markets are contiguous to areas in which we are active with similar installation services. Following the DSSI acquisition, we provide installation services from the mid-Atlantic states to South Florida.
Decision to Sell Substantially All of Our State Department of Transportation Related Projects and Assets
     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long- term prospects. Due to this decision, the projects that are for sale have been accounted for as discontinued operations for all periods presented in this Annual Report on Form 10-K, including the reclassification of results of operations from these projects to discontinued operations for prior reported periods. As of December 31, 2005, the carrying value of the subject net assets for sale was $44.9 million. This amount is comprised of total assets of $75.8 million less total liabilities of $30.9 million. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of these projects and assets. We determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of our decisions on future operations and our decision to sell. The remaining net asset value was also reviewed by management in the year ended December 31, 2005 and we believe we properly reserved for inventory items that were considered obsolete, reserved all receivables that appeared to be uncollectible and wrote-off fixed assets that were no longer in use or not saleable.
Strategy
     The key elements of our business strategy are as follows:
     Capitalize on Favorable Industry Trends. Many of our customers have increased spending on their network infrastructure in order to enhance their ability to offer voice, video and data services, deliver electric power or improve the logistics of their transportation networks. In addition, many companies are increasing outsourcing network installation and maintenance work. We intend to increase the percentage of business derived from large, financially stable customers in the communications and utility industries. We intend to use our national presence and full range of services to capitalize on these trends to generate additional revenue from existing and new customers.
     Operate More Efficiently. We have recently taken action and instituted programs to improve our operating efficiencies and working capital management, such as hiring additional experienced operating and financial professionals at the service group and corporate levels, requiring increased accountability throughout our organization, expanding the use of our Oracle management information systems throughout our business, better managing customer contract bidding procedures and increasing individual project profitability. We intend to improve our operating effectiveness by allocating our resources across multiple customers and projects which will continue to increase our utilization rates. We intend to continue to capture operating efficiencies and improve working capital management in order to increase our operating margins and cash flows.
     Improve Our Financial Strength. We intend to reduce our debt and have increased our cash position with the receipt of the net proceeds from the public offering of our common stock. This has significantly improved our financial condition. We believe these improvements to our financial condition will enhance our credit rating and support our ability to reduce our collateral requirements for our surety bonds and insurance policies.
     Acquisitions, Strategic Alliances and Divestitures. We intend to pursue selected acquisitions and strategic alliances. We will focus on acquisitions and alliances that allow us to expand our operations into targeted geographic areas or allow us to expand our service offerings in areas that require skill sets or equipment that we do not currently maintain. Our strategy will include timely and efficient integration to best fit into our internal control environment. We may also consider sales or divestitures of portions of our assets, operations, projects, real estate or other properties.
Services
     Our core services are building, installing, maintaining and upgrading infrastructure for our communications, utility and government customers. We provide each of these customers with similar services that include:
     Build. We build underground and overhead distribution systems, such as trenches, tunnels, power lines and pipelines, that are used by our customers in networks that provide communications, power delivery and traffic control. We believe our fleet of approximately 12,000 vehicles and equipment as of December 31, 2005 is among the largest in the United States and Canada.
     Install. We install buried and aerial fiber optic cables, coaxial cables, copper lines, electrical distribution systems, transmission systems and satellite dishes in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.
     Maintain and Upgrade. We offer 24-hours-a-day, 7-days-a-week, and 365-days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities and networks as well as emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major network overhauls.
Discontinued Operations
     In March 2004, we ceased performing contractual services in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned subsidiary has been classified as a discontinued operation and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision.
     During the fourth quarter of 2004, we ceased performing new services in the network services operations and sold these operations in 2005. These operations have been classified as a discontinued operation and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K. On May 24, 2005, we sold certain assets of our network services operations to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501, due in May 2006. The promissory note is included in other current assets in our consolidated balance sheet. We recorded a loss on sale of approximately $583,000, net of tax, in the year ended December 31, 2005. The loss on sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer.

     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The projects that are for sale have been classified as a discontinued operation and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K.
Customers
     Our primary customers are in the communications, utilities and government industries. We provide similar infrastructure services across the industries we serve. For the year ended December 31, 2005, 80.1%, 13.7% and 6.2% of our revenues were from customers in the communications, utilities and government industries, respectively. In the year ended December 31, 2005, we derived approximately 31.8%, 10.2%, and 10.0% of our revenue from DIRECTV®, BellSouth and Verizon, respectively.
     We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. For the years ended December 31, 2003, 2004 and 2005, 78.0%, 78.7% and 66.6%, respectively, of our revenues were derived under master service agreements and other service agreements. While our multi-year master service agreements and other service agreements generally do not guarantee a specific level of work and are generally cancelable upon short notice, the agreements have historically been an important contributor to our revenue and backlog.
     We believe that our industry experience, technical expertise and customer service are important to our being retained by large communications and utility companies and governments. The relationships developed between these customers and our senior management and project management teams are also important to our being retained.
Backlog
     At December 31, 2005 and December 31, 2004, our 18-month backlog was approximately $955.9 million and $802.4 million, respectively. We expect to realize approximately 92.5% of our 2005 backlog in 2006. Approximately 30.7% of our backlog at December 31, 2005 was comprised of services to be performed under project-specific contracts. The balance is our estimate of work to be completed on existing master service and other service agreements. These amounts do not include revenue expected from state Department of Transportation projects due to these operations being classified as a discontinued operation. See “Item 1A. Risk Factors — Amounts included in our backlog may not result in actual revenue or translate into profits.”
Sales and Marketing
     We market our services individually and in combination with other companies to provide the most efficient and effective solution to meet our customers’ demands, which increasingly require resources from multiple disciplines. Through our unified MasTec® brand and an integrated organizational structure designed to permit rapid deployment of labor, equipment and materials, we are able to quickly and efficiently allocate resources to meet customer needs.
     We have developed a marketing plan emphasizing the MasTec® registered service mark and an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our customers and reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our service groups in coordination with our corporate marketing organization. Most of our management has many years of experience in the industries they serve, both at the service provider level and in some cases with the customers we serve. Our service group managers market directly to existing and potential customers for new contracts and also market our company to be placed on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.
Safety and Insurance/Risk Management
     We strive to instill safe work habits in our employees. We require our employees to participate in internal training and service programs relevant to their employment and to complete any training programs required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. We have established a company-wide safety program to share best practices and to monitor and improve compliance with safety procedures and regulations.

     Our business involves heavy equipment and exposure to conditions that can be dangerous. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. See “Item 1A. Risk Factors — Our business is subject to hazards that could result in substantial liabilities and weaken our financial condition.”
     We maintain insurance policies with respect to automobile liability, general liability and workers’ compensation. These policies cover the primary claims that are brought against us in our business. Our policies are subject to per claim deductibles of $2 million for workers’ compensation and general liability and $3 million for automobile liability. We also have excess umbrella coverages up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. See “Risk Factors — We are self-insured against many liabilities.” We are required to periodically post letters of credit and provide cash collateral to our insurance carriers and surety provider related to our insurance programs. Such letters of credit amounted to $53.1 million at December 31, 2005 and cash collateral posted amounted to $24.8 million at December 31, 2005. Subsequent to year-end, we posted an additional $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. Separately, in early January, we reduced cash collateral by $1.1 million related to prior plan years. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates-Insurance Reserves.”
Suppliers, Materials and Working Capital
     Under most of our contracts, our customers supply the necessary materials and supplies and we are responsible for installation, but not for material costs or material warranties. Under certain of our contracts we acquire materials and supplies for our own account from third-party providers. We are not dependent on any one supplier for materials or supplies and have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.
     We utilize independent contractors to assist on projects and to help us manage work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. See “Risk Factors — We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying, us for the related services.”
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by our customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. We generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the contract is completed to their satisfaction. We maintain inventory to meet the material requirements of some of our contracts. Some of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount.
Competition
     Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Dycom Industries, Emcor Group, Henkles & McCoy, Infrasource Services, Pike Electric and Quanta Services.
     Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected. See “Risk Factors — Our industry is highly competitive which may reduce our market share and harm our financial performance.”

Regulation
     We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or broadband companies regulated by franchise agreements with various municipalities), we are not generally subject to such regulation and oversight.
     As a contractor, our operations are subject to various laws, including:
•	regulations related to vehicle registrations, including those of state and the United States Departments of Transportation;

•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration;

•	contractor licensing requirements;

•	building and electrical codes; and

•	permitting and inspection requirements.
     We are also subject to various environmental laws. Our failure to comply with environmental laws could result in significant liabilities. For example,

•	Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we may be liable for fines and damages.

•	We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

•	We sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines.
     See “Risk Factors — Our failure to comply with environmental laws could result in significant liabilities.”
     We believe we have all licenses and permits needed to conduct operations and that we are in compliance with all material applicable regulatory requirements. However, if we fail to comply with any material applicable regulatory requirements, we could incur significant liabilities. See “Risk Factors — Our failure to comply with regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.”
     We offer services and are branded under the MasTec service mark. We do not have any patents that are material to our business.
Financial Information About Geographic Areas
     During the years ended December 31, 2003, 2004 and 2005, we operated in the United States, Canada and the Cayman Islands. In 2003, we became engaged in a single project in Mexico that we completed shortly after December 31, 2003. In 2003, we had operations in Brazil. In 2004, we ceased performing contractual services in Brazil, abandoned all assets in our Brazilian subsidiary and made a determination to exit the Brazilian market. The abandoned subsidiary has been classified as a discontinued operation and is not included in the table below. The following table reflects financial information from continuing operations for our U.S. and foreign operations:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Revenue:
United States	$684,587	$790,965	$836,539
Foreign	27,625	16,219	11,507

	$712,212	$807,184	$848,046

	As of December 31,
	2004	2005
	(In thousands)
Long Lived Assets:
United States	$62,089	$47,513
Foreign	877	514

	$62,966	$48,027

     Our business, financial condition and results of operations in Canada and the Cayman Islands may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic developments.
Employees
     As of December 31, 2005, we had approximately 7,700 employees. We hire employees from a number of sources, including from the industry and from trade schools and colleges. Our primary sources for employees include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain employees by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries and a comprehensive benefits package.
     We believe that our focus on training and career development helps us to attract and retain employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization that we also believe helps us to retain our employees. We believe our relations with our employees are good.
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
Item 1A. Risk Factors
     You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.
Risks Related to Our Industry and Our Customers’ Industries
An economic downturn or reduced capital expenditures in the industries we serve may result in a decrease in demand for our services.

     Commencing in 2001 and through 2003, the communications industry suffered a severe downturn that resulted in a number of our customers filing for bankruptcy protection or experiencing financial difficulties. The downturn resulted in reduced capital expenditures for infrastructure projects, even among those customers that did not experience financial difficulties. Although our strategy is to increase the percentage of our business derived from large, financially stable customers in the communications and utility industries, these customers may not continue to fund capital expenditures for infrastructure projects at current levels. Even if they do continue to fund projects, we may not be able to increase our share of their business. Bankruptcies or decreases in our customers’ capital expenditures and disbursements could reduce our revenue, profitability or liquidity.
Many of the industries we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.
     We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the communications industry. The communications industry is subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. New or developing technologies could displace the wire line systems used for the transmission of voice, video and data, and improvements in existing technology may allow communications providers to significantly improve their networks without physically upgrading them. Additionally, the communications industry has been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Utilities have also entered into a phase of consolidation similar to the communications industry which could lead to the same uncertainties.
Our industry is highly competitive which may reduce our market share and harm our financial performance.
     Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services we provide. There are relatively few barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.
     Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor in determining which service provider is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements.
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand, the amount they pay or their ability to pay, for our services could impair our financial performance.
     In the year ended December 31, 2005, we derived approximately 31.8%, 10.2% and 10.0% of our revenue from DIRECTV®, BellSouth and Verizon Communications, respectively. In the year ended December 31, 2004, we derived approximately 24.3% and 13.9% of our revenue from DIRECTV® and Comcast Cable Communications, Inc. respectively. In addition, our largest 10 customers accounted for approximately 63.9%, 71.1% and 71.3% of our revenue in the years ended December 31, 2003, 2004 and 2005, respectively.
     Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity. For example, we experienced a decrease of $103.9 million in revenue for Comcast in the year ended December 31, 2005 compared to the same period in 2004 due to the completion of the rebuild and upgrade of their broadband networks in 2004. Our revenue, profitability and liquidity could decline if certain customers reduce the amounts they pay for our services or if our customers are unable to pay for our services. A number of our customers filed for bankruptcy protection or experienced financial difficulties commencing in 2001 through 2003 during the last economic downturn in the communications industry which negatively impacted our revenue, profitability and liquidity. In 2003, 2004 and 2005 total provisions for bad debts aggregated to $8.8 million, $5.1 million and $4.9 million, respectively, and were reflected in part in continuing operations and in part in discontinued operations. As of December 31, 2005, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.5 million, of which $8.0 million is included in specific reserves for bad debts, with the remaining amounts expected to be recovered through secured and unsecured claims and enforcement of liens or bonds.

Most of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us.
     A significant portion of our revenue is derived from multi-year master service agreements and other service agreements. Under our multi-year master service agreements and other service agreements, we contract to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under these service agreements could result in a decline in our revenue, profitability and liquidity.
Most of our contracts may be canceled on short notice, so our revenue is not guaranteed.
     Most of our contracts are cancelable on short notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a significant portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if:
•	our customers cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid; or

•	we complete the required work under a significant number of our non-recurring projects and cannot replace them with similar projects.
We may not accurately estimate the costs associated with our services provided under fixed-price contracts which could impair our financial performance.
     A substantial portion of our revenue is derived from master service agreements and other service agreements that are fixed price contracts. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for our contracts exceed our estimates, which could reduce our profitability and liquidity.
We account for a majority of our projects using units-of-delivery methods or percentage-of-completion, therefore variations of actual results from our assumptions may reduce our profitability.
     For installation/construction projects, we recognize revenue on projects on the units-of-delivery or percentage-of-completion methods, depending on the type of project. We recognize revenue on unit based projects using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. Our profitability is reduced if the actual cost to complete each unit exceeds our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if the estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain customers with unit based construction/installation contracts, we recognize revenue only after the service is performed and as the related work orders are approved. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured. If we are required to recognize a loss on a project, we could experience reduced profitability which could negatively impact our liquidity.
     We recognize revenue on non-unit based fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our liquidity. For example, for the years ended December 31, 2004 and 2005 we incurred approximately $7.8 million and $3.3 million, respectively, of losses on percentage-of-completion contracts a part of which were included in continuing operations and a part in discontinued operations.

Amounts included in our backlog may not result in actual revenue or translate into profits.
     Approximately 69.3% of our 18-month backlog at December 31, 2005 was comprised of master service agreements and other service agreements which do not require our customers to purchase a minimum amount of services and are cancelable on short notice. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. If our backlog fails to materialize, we could experience a reduction in our revenue, profitability and liquidity.
Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.
     The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States and Canada. As a result, we experience reduced revenue in the first and fourth quarters of each calendar year.
     Natural catastrophes such as the recent hurricanes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which in turn could significantly impact the results of any one or more of our reporting periods.
We are self-insured against many potential liabilities.
     Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, those policies are subject to high deductibles, and we are self-insured up to the amount of the deductible. Since most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for substantially all claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity.
Increases in our insurance premiums or collateral requirements could significantly reduce our profitability, liquidity and credit facility availability.
     Because of factors such as increases in claims (primarily workers’ compensation claims), projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue to provide us with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. For example, in connection with our 2005 insurance program, we paid our insurance carrier $18.0 million for cash collateral. In January 2006, we provided to our insurance carrier a $6.5 million letter of credit related to our 2006 insurance plans. An increase in premiums or collateral requirements could significantly reduce our profitability and liquidity as well as reduce availability under our revolving credit facility.
We may be unable to obtain sufficient bonding capacity to support certain service offerings and the need for performance and surety bonds may reduce our availability under our credit facility.
     Some of our contracts require performance and surety bonds. Bonding capacity in the infrastructure industry has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which reduces availability under our credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds which would reduce availability under our credit facility. We reported net losses for the years ended December 31, 2003, 2004, and 2005. If we continue to incur net losses, our overall level of bonding capacity could be reduced.
New accounting pronouncements including SFAS 123R may significantly impact our future results of operations and earnings per share.
     Prior to January 2006, we accounted for our stock-based award plans to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees” under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Under this method, we generally did not recognize any compensation related to employee stock option grants we issue under our stock option plans at fair value. In December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share-Based Payment” or SFAS 123R. This statement, which was effective for us beginning on January 1, 2006, will require us to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 and will have a material negative impact on our future profitability.
     SFAS 123R will require us to recognize share-based compensation as compensation expense in our statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the vesting period. This statement also required us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We have evaluated the impact of the adoption of SFAS 123R on our results of operations and we expect share-based compensation expense to be at least $2.5 million annually. The actual annual share-based compensation expense could be affected by, among other things, the number of stock options issued annually to employees and directors, volatility of our stock price and the exercise price of the options granted. The adoption of SFAS 123R will have a material negative impact on our profitability. Future changes in generally accepted accounting principles may also have a significant effect on our reported results.
We may incur goodwill impairment charges in our reporting entities which could harm our profitability.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. In the year ended December 31, 2004, we charged $12.3 million against goodwill in connection with the bankruptcy of our Brazilian subsidiary. In the year ended December 31, 2005, we charged $11.5 million against goodwill related to the decision to sell substantially all of our state Department of Transportation related projects and assets. These impairment charges are included in our consolidated statements of operations under discontinued operations. We may incur additional impairment charges related to goodwill in any of our reporting entities in the future if the markets they serve or their business deteriorates.
We may incur long-lived assets impairment charges which could harm our profitability.
     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we review long-lived assets for impairment. In analyzing potential impairment of our state Department of Transportation related projects and assets we used projections of future discounted cash flows from these assets in 2006 and estimated a selling price by using a weighted probability cash flow analysis based on management’s estimates. These estimates are all subject to changes in the future and if we are not able to sell these projects and assets at the estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or changes in terminal values, we may incur additional impairment charges in the future related to these operations.
We may incur restructuring charges which could reduce our profitability.
     From time to time we review our operations in an effort to improve profitability. We could incur charges in the future as a result of:
•	eliminating service offerings that no longer fit into our business strategy;

•	reducing or eliminating services that do not produce adequate revenue or margin;

•	reducing costs of businesses that provide adequate profit contributions but need margin improvements; and

•	reviewing new business opportunities capable of utilizing our existing human and physical resources.

     All charges related to restructuring would be reflected as operating expenses and could reduce our profitability.
Our revolving credit facility and senior subordinated notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
     At December 31, 2005, we had $195.9 million in senior subordinated notes outstanding due February 2008 under an indenture and $0.3 million in other notes payable outstanding. We also have a $150.0 million revolving credit facility of which $4.2 million was outstanding at December 31, 2005. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:
•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	making capital expenditures in excess of a specified amount;

•	creating certain liens against our assets;

•	prepaying our other indebtedness, including the senior subordinated notes;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and indenture).
     Our credit facility provides that if our net borrowing base availability falls below $20.0 million we must comply with a minimum fixed charge coverage ratio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” In the past, we have not been in compliance with certain financial covenants of our credit facility and have had to seek amendments or waivers from our lenders. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain further modifications of the facility or secure another source of financing to continue to operate our business. A default could result in the acceleration of either our obligations under the credit facility or under the indenture relating to the senior subordinated notes, or both. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may decrease our profitability and liquidity.
If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently which could reduce our revenue, profitability and liquidity.
     Our business is labor intensive, and some of our operations experience a high rate of employee turnover. At times of low unemployment rates in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficient skilled labor force necessary to support our operating requirements and growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs or the loss of key personnel could result in reduced revenue, profitability and liquidity.
Increases in the costs of fuel could reduce our operating margins.
     The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in fuel costs could reduce our profitability and liquidity.
We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying, us for the related services.
     We use subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a decrease in profitability and liquidity.
Our failure to comply with environmental laws could result in significant liabilities.
     Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we may be liable for fines and damages.
     We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.
     We sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines.
     We are currently engaged in litigation related to environmental liabilities in Coos Bay, Oregon. See “Legal Proceedings.”
     In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our profitability and liquidity.
Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.
     The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.
     We have, from time to time, received notice from the U.S. Department of Transportation that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we cannot successfully resolve these issues, our ability to service our customers could be damaged which could lead to a reduction of our revenue, profitability and liquidity.
Our business is subject to hazards that could result in substantial liabilities and weaken our financial condition.
     Construction projects undertaken by our employees involve exposure to electrical lines, pipelines carrying potentially explosive materials, heavy equipment, mechanical failures and adverse weather conditions. If serious accidents or fatalities occur, we may be restricted from bidding on certain work and certain existing contracts could be terminated. In addition, if our safety record were to deteriorate, our ability to bid on certain work could suffer. The occurrence of accidents in our business could result in significant liabilities or harm our ability to perform under our contracts or enter into new contracts with customers, which could reduce our revenue, profitability and liquidity.

Many of our communications customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services.
     Many of our communications customers are regulated by the Federal Communications Commission. The FCC may interpret the application of its regulations to communication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our communications customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.
Claims, lawsuits and proceedings could reduce our profitability and liquidity and weaken our financial condition.
     We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in the light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business. See “Legal Proceedings.”
Acquisitions involve risks that could result in a reduction of our profitability and liquidity.
     We have made, and in the future plan to make, strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities or may be unable to obtain the consent of our lenders and therefore not be able to complete such acquisitions. We may decide to pay for acquisitions with our common stock which may dilute your investment in our common stock or decide to pursue acquisitions that investors may not agree with. In addition, acquisitions may expose us to operational challenges and risks, including:
•	the ability to profitably manage additional businesses or successfully integrate the acquired business operations and financial reporting and accounting control systems into our business;

•	increased indebtedness associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to hire qualified personnel required for expanded operations.
     A failure to successfully manage the operational challenges and risks associated with or resulting from acquisitions could result in a reduction of our profitability and liquidity. Borrowings associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service the debt within the scheduled repayment terms.
Risks Related to Our Company and Our Common Stock
We may incur significant damages and expenses due to the purported class action complaints that were filed against us and certain of our officers.
     In the second quarter of 2004, several complaints for a purported securities class action were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings reports. In addition, in December 2004 a derivative action based on the same factual predicate as the purported securities class actions was filed by a shareholder. We may be unable to successfully resolve these disputes without incurring significant expenses. See “Legal Proceedings.”

The market price of our common stock has been, and may continue to be, highly volatile.
     From 2001 to 2003, for example, our common stock fluctuated from a high of $24.75 in the first quarter of 2001 to a low of $1.31 in the first quarter of 2003. During 2004 and 2005, our common stock fluctuated from a high of $16.50 to a low of $3.63. We may continue to experience significant volatility in the market price of our common stock. See “Price Range of Common Stock and Dividend Policy.”
     Numerous factors could have a significant effect on the price of our common stock, including:
•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	future sales of our common stock or other securities;

•	announcements of new contracts or customers by us or one of our competitors;

•	market conditions for providers of services to communications companies, utilities and government;

•	changes in recommendations or earnings estimates by securities analysts; and

•	announcements of acquisitions by us or one of our competitors.
     In addition, the stock market has experienced significant price and volume fluctuations in recent years that have been unrelated or disproportionate to the operating performance of companies. The market price for our common stock has been volatile and could also cause the market price of our common stock to decrease and cause you to lose some or all of your investment in our common stock.
A small number of our existing shareholders have the ability to influence major corporate decisions.
     Jorge Mas, our Chairman, and other members of his family who are employed by MasTec beneficially own approximately 34.1% of the outstanding shares of our common stock as of February 17, 2006. Accordingly, they are in a position to influence:
•	the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

•	the nomination of individuals to our Board of Directors; and

•	a change in our control.
     These factors may discourage, delay or prevent a takeover attempt that you might consider in your best interest or that might result in you receiving a premium for your common stock.
Our articles of incorporation and Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.
     Certain provisions of our articles of incorporation and bylaws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which may discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could also dilute the voting power of the holders of common stock, including by the grant of voting control to others, which could delay or prevent an acquisition or change in control.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters is a 24,000 square foot leased facility located in Coral Gables, Florida.
     As of December 31, 2005, our operations are conducted from approximately 220 locations. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and because suitable alternative locations are available in substantially all areas where we currently conduct business.
     We also own property and equipment that, at December 31, 2005, had a net book value of $48.0 million. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, networks, computers, office and other equipment. Our equipment is acquired from various third-party vendors, none of which we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2005.
Item 3. Legal Proceedings
     In the second quarter of 2004, complaints for a purported class action were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which motion the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. Plaintiffs contend that our financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financial statements for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of our projects; and 2) the financial statements for the second quarter of 2003 were overstated by approximately $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at our Canadian subsidiary; all of which are related to the restatements we announced in our annual report on Form 10-K for the year ended 2003. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. We believe the claims are without merit. We will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.
     As is often the case, the SEC has requested that we voluntarily produce certain documents in connection with an informal inquiry related to the restatements of our financial statements. We have responded to the requests for documents and are fully cooperating.
     On July 28, 2004, our board of directors received a demand from a shareholder that the board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, our board of directors authorized its executive committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in our best interest to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, our executive committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed and the special litigation committee investigation suspended until the stay is lifted.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders submitted to the County on or after November 29, 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed in the Federal District Court action for breach of contract and other causes. The amount of revenue recognized on the Coos County project that remained uncollected at December 31, 2005 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but which we believe is due to us under the terms of the contract. The matter is currently the subject of court ordered mediation which began in February 2006 and is expected to extend into the second quarter of 2006.

     We were made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. This matter was filed with the state court in Coos County. Due to the early stage of this litigation, any potential loss cannot presently be determined.
     A number of individual property owners brought claims in Oregon state courts against us for property damages and related claims; a number of citizens’ groups brought an action in Federal District Court for alleged violations of the Clean Water Act. The individual property claims have been settled. In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. Through December 31, 2005 mitigation efforts have cost us approximately $1.4 million. These costs were included in the costs on the project at December 31, 2005 and December 31, 2004. No further mitigation expenses are anticipated. Additional liability may arise from fines or penalties assessed, or to be assessed by the Corps of Engineers. The County accepted a fine of $75,000 to settle this matter with the Corps of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against us by the Corps of Engineers to date. MasTec is currently involved in settlement discussions with the Corps of Engineers but can provide no assurance that a favorable settlement will be reached. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America settled this matter for approximately $68,000.
     The potential loss for all unresolved Coos Bay matters and unpaid settlements reached described above is estimated to be $125,000 at December 31, 2005, which has been recorded in the consolidated balance sheet, as accrued expenses.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We seek a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.1 million, of which $100,000 is recorded in the consolidated balance sheet as of December 31, 2005, as accrued expenses.
     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, our chairman, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($92.5 million at December 31, 2005). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier reimbursed us in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.
     In 2003, our quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by our customers. The revenue restatement was related to restated Canada revenue and projects performed for ABB Power, MSE Power Systems, and the University

of California. Recovery of this revenue and related revenue from subsequent periods not restated is now the subject of several independent collection actions. We experienced a revenue adjustment resulting from correction of intentionally overstated work in progress and revenue in an amount of $1.3 million in a Canadian subsidiary. The individuals responsible for the overstatement were terminated and an action against them has been brought to recover damages resulting from the overstatement. We provided services to ABB Power, in the amount $2 million, now subject to dispute. The parties are scheduled to arbitrate this matter in mid-2006. An action has been brought against MSE Power Systems in New York state court. We provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. We have recovered $1.3 million from MSE in settlement on three of these projects and expect to arbitrate the balance of this dispute, related to two Pennsylvania projects, in mid-2006. We experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Judgment in favor of us, in the amount of $1.77 million, was awarded after a jury verdict rendered January 24, 2006. This judgment is currently the subject of post-judgment motions at the trial court level.
     We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to our results of operations, financial position or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Market Information. Our common stock is listed on the New York Stock Exchange under the symbol “MTZ.” The following table sets forth, for the quarters indicated, the high and low sale prices of our common stock, as reported by the New York Stock Exchange.

	Year Ended December 31,
	2004		2005
	High	Low	High	Low
First Quarter	$16.50	$6.85	$10.20	$7.87
Second Quarter	$9.81	$3.63	$9.40	$6.56
Third Quarter	$6.52	$4.11	$11.95	$8.66
Fourth Quarter	$10.72	$5.05	$11.39	$9.24
     Holders. As of February 17, 2006, there were 2,053 shareholders of record of our common stock.
     Dividends. We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions on our common stock without the prior consent of the lenders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
Item 6. Selected Financial Data
     The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated including the reclassification of results of operations for the state Department of Transportation related projects and assets from 2001 through 2004 to discontinued operations. The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2001		2002		2003		2004		2005
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$1,001,941		$656,985		$712,212		$807,184		$848,046
Costs of revenue, excluding depreciation	$790,402		$586,854		$629,290		$719,282		$731,504
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(88,906)		$(110,978)		$(20,791)		$(17,743)		$18,604
(Loss) income from continuing operations	$(88,906)		$(123,574)		$(20,791)		$(17,743)		$18,604
Loss from discontinued operations, net of tax	$(4,821)		$(12,982)		$(31,508)		$(31,694)		$(33,220)
Net loss	$(93,727	)(1)	$(136,556	)(2)	$(52,299	)(3)	$(49,437	)(3)	$(14,616	)(4)
Basic net (loss) income per share:
Continuing Operations	$(1.86)		$(2.58)		$(0.43)		$(0.37)		$0.38
Discontinued Operations	$(0.10)		$(0.27)		$(0.66)		$(0.65)		$(0.68)
Total basic net loss per share	$(1.96)		$(2.85)		$(1.09)		$(1.02)		$(0.30)
Diluted net (loss) income per share:
Continuing Operations	$(1.86)		$(2.58)		$(0.43)		$(0.37)		$0.37
Discontinued Operations	$(0.10)		$(0.27)		$(0.66)		$(0.65)		$(0.66)
Total diluted net loss per share	$(1.96)		$(2.85)		$(1.09)		$(1.02)		$(0.29)
Basic net loss per share before cumulative effect of change in accounting principle	$(1.96)		$(2.58)		$(1.09)		$(1.02)		$(0.30)
Diluted net loss per share before cumulative effect of change in accounting principle	$(1.96)		$(2.58)		$(1.09)		$(1.02)		$(0.29)

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data
Working capital	$246,589	$139,154	$113,360	$134,463	$135,069
Property and equipment, net (5), (6)	$151,774	$118,475	$85,832	$62,966	$48,027
Total assets (6)	$853,294	$622,681	$628,263	$600,523	$584,164
Total debt (6)	$269,749	$198,642	$201,665	$196,158	$200,370
Total shareholders’ equity	$403,815	$263,010	$215,818	$191,153	$179,603

(1)	Includes charges of $16.5 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, as well as provisions for bad debt totaling $182.2 million related to customers who filed for bankruptcy protection and severance charges of $11.5 million.

(2)	Includes charges of $12.2 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, restructuring charges of $7.8 million, impairment of goodwill of $79.7 million, and provisions for bad debt totaling $14.8 million.

(3)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2004 and 2003 — Revenue, Costs of Revenue and General and Administrative Expenses” for discussion of factors impacting our net loss for 2003 and 2004.

(4)	See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2005 and 2004 — Revenue, Costs of Revenue and General and Administrative Expenses” for discussion of factors impacting our net loss for 2005.

(5)	Over the past three years, we have continued to reduce capital expenditures for long-lived assets and have placed greater reliance on operating leases to meet our equipment needs.

(6)	As of December 31, 2001, 2002 and 2003, these amounts include the assets and liabilities of discontinued operations of the state Department of Transportation projects, as we were unable to segregate such assets during those years. As of December 31, 2004 and 2005, the assets and liabilities of the state Department of Transportation projects have been reclassified to long-term assets held for sale and long-term liabilities related to assets held for sale and are not included.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements.” The consolidated results in 2003 and 2004 reflect the reclassification of 2003 and 2004 results of continuing operations of substantially all of the state Department of Transportation related projects and assets to discontinued operations.
Overview
     We are a leading specialty contractor operating mainly throughout the United States and Canada and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure and transportation systems. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and governments. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems.
     We, or our predecessor companies, have been in business for over 70 years. We offer all of our services under the MasTec® service mark and operate through a network of approximately 220 locations and 7,700 employees as of December 31, 2005. We believe that we are currently the second largest, publicly held, specialty infrastructure provider to communications companies that offer voice, video and data services and the fourth largest, publicly-held, provider of infrastructure services to the electric utility industry.
Recent Developments
Sale of our Common Stock
     On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale are estimated to be approximately $156.4 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described below. On March 2, 2006, we will use $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008. We expect to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes.
Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $7.5 million of MasTec common stock (637,214 shares based on the closing price of $11.77 on January 27, 2006), $645,000 of estimated transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, MasTec agreed to use its best efforts to register for resale the MasTec common stock issued as part of the purchase price within 120 days after the closing of the acquisition.
     DSSI, which had revenues exceeding $50 million in 2005, was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. These markets are contiguous to areas in which we are active with similar installation services. Following the DSSI acquisition, we provide installation services from the mid-Atlantic states to South Florida.
     The preliminary purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components as of January 31, 2006 (in thousands):

Net assets	$2,750
Non-compete agreement	654
Goodwill	23,241

$26,645

Decision to Sell Substantially All of Our State Department of Transportation Related Projects and Assets
     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects that are for sale have been accounted for as discontinued operations for all periods presented in this Annual Report on Form 10-K including the reclassification of results of operations from these projects to discontinued operations for prior reported periods. As of December 31, 2005, the carrying value of the subject net assets for sale was $44.9 million. This amount is comprised of total assets of $75.8 million less total liabilities of $30.9 million. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of these projects and assets. We determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of our decisions on future operations and our decision to sell. The remaining net asset value was also reviewed by management in the year ended December 31, 2005 and we believe we properly reserved for inventory items that were considered obsolete, reserved all receivables that appeared to be uncollectible and wrote-off fixed assets that were no longer in use or not saleable. In addition, we reviewed all projects in process in detail to ensure estimated to complete amounts were accurate and all projects with an estimated loss were properly accrued.
Revenue
     We provide services to our customers which are companies in the communications, as well as utilities and government industries.
     Revenue for customers in these industries is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Communications	$495,743	$591,235	$679,569
Utilities	198,583	175,314	116,020
Government	17,886	40,635	52,457

	$712,212	$807,184	$848,046

     A significant portion of our revenue is derived from projects performed under service agreements. Some of these agreements are billed on a time and materials basis and revenue is recognized as the services are rendered. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area. Work performed under master service and other agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice. Under our master service and similar type service agreements, we furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
     The remainder of our work is generated pursuant to contracts for specific installation/construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. For certain customers with unit based installation/construction projects, we recognize revenue after the service is performed and the work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer. If, as work progresses, the actual projects costs exceed estimates, the profit recognized on revenue from that project decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.
     Revenue by type of contract is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Master service and other service agreements	$555,573	$635,278	$565,029
Installation/construction projects agreements	156,639	171,906	283,017

	$712,212	$807,184	$848,046

Costs of Revenue
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
General and Administrative Expenses
     General and administrative expenses include all costs of our management and administrative personnel, provisions for bad debts, rent, utilities, travel, business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.
Discontinued Operations
     As discussed previously in “Item 1. Business”, in 2004 we declared each of our Brazil subsidiary and network services operations a discontinued operation. In 2005, we declared substantially all of our state Department of Transportation related projects and assets a discontinued operation due to our intention to sell these projects and assets. Accordingly, the 2003 and 2004 results of operations of substantially all of our state Department of Transportation related projects and assets have been reclassified in this Annual Report on Form 10-K to discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations.
Financial Metrics
     Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators include:
•	revenue and profitability on an individual project basis;

•	monthly, quarterly and annual changes in revenue on an individual project basis;

•	costs of revenue, and general and administrative expenses as percentages of revenue;

•	number of vehicles and equipment per employee;

•	days sales outstanding;

•	interest and debt service coverage ratios;

•	safety results and productivity; and

•	customer service metrics on an individual project basis.
     We analyze this information periodically through operating reviews which include detailed discussions, proposed investments in new business opportunities or property and equipment and integration and cost reduction efforts. Measuring these key performance indicators is an important tool that our management uses to make operational decisions. These tools enable our management to make more informed, better and quicker decisions about the allocation of costs and resources which, we believe, can help us improve our performance.
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
     We recognize revenue on unit based installation/construction projects using the units-of-delivery method. Our unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed upon price as the units are completed and delivered. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain customers with unit based installation/construction contracts we recognize revenue after service has been performed and work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured.
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
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves for doubtful accounts on a quarterly basis. If our estimates of the collectibility of accounts receivable are incorrect, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.
     Our estimates for our allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or the industries we serve, and our loss experience has increased during such times.
     We recorded total provisions against earnings for doubtful accounts of $8.8 million, $5.1 million, and $4.9 million for the years ended December 31, 2003, 2004 and 2005, respectively which is included in part in general and administrative expenses and in part in loss from discontinued operations in our consolidated statements of operations.
Inventories
     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During 2003, 2004 and 2005, we recorded inventory obsolescence provisions of $1.8 million, $0.9 million and $1.0 million, respectively. These provisions are recorded in part in costs of revenue and in part in loss from discontinued operations in the consolidated statements of operations.
Depreciation and Amortization
     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.
     Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments made the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $5.8 million for the years ended December 31, 2003 and 2004 from the amount of expense which would had been reported using the previous useful lives as a result of the change of estimate. This amount is included in part in depreciation expense and in part in loss from discontinued operations in the consolidated statements of operations. During 2002 we also implemented a plan to improve profitability by more effectively utilizing our fleet. Under the plan, we began disposing of excess or underutilized assets.

During 2003, 2004 and 2005, we continued to dispose of excess assets and increased our reliance on operating leases to finance equipment needs, thereby reducing our depreciation expense.
Valuation of Equity Investments
     We have one investment which we account for by the equity method because we own 49% of the entity and we have the ability to exercise significant influence over the operational policies of the limited liability company. Our share of the earnings or losses in this investment is included in other income, net, in our consolidated statements of operations. As of December 31, 2005, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. We recognized approximately $285,000 of investment income in the year ended December 31, 2005 related to this investment.
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144. In analyzing potential impairment, we use projections of future discounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to our intent to sell substantially all of our state Department of Transportation projects and assets, we evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale by using a weighted probability cash flow analysis based on management’s estimates. These estimates are subject to change in the future and if we are not able to sell these projects and assets at the estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or terminal values, we may incur additional impairment charges in the future related to these operations.
Valuation of Goodwill and Intangible Assets
     In accordance with SFAS No. 142, we conduct, on at least an annual basis, a review of our reporting units to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each unit. Should this be the case, the value of our goodwill may be impaired and written down.
     In connection with the disposition of our Brazil subsidiary, we wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the year ended December 31, 2004.
     In connection with the commitment to sell substantially all of our state Department of Transportation related projects and assets, we wrote off goodwill associated with this reporting entity in the amount of $11.5 million in the year ended December 31, 2005.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their market value. See “Risk Factors — We may incur goodwill impairment charges in our reporting entities which could harm our profitability.”
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
     We are required to periodically post letters of credit and provide cash collateral to our insurance carriers and surety providers related to our insurance programs. Such letters of credit amounted to $53.1 million at December 31, 2005 and cash collateral posted amounted to $24.8 million at December 31, 2005. The 2005 increase in cash collateral for our insurance programs is related to additional collateral provided to the insurance carrier for the 2005 plan year. This was slightly offset by the release of letters of credit for collateral related to prior year insurance programs in December 2005. We also received a $1.1 million reduction in cash collateral in January 2006 for prior year insurance programs. These reductions were based on fewer claims remaining from these prior plan years. On January 31, 2006, we posted an additional $6.5 million letter of credit related to our 2006 insurance plans. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability as well as reduce our availability under our revolving credit facility. See “Risk Factors — Increases in our insurance premiums or collateral requirements could significantly reduce our profitability, liquidity and credit facility availability.”
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $33.9 million and $32.3 million as of December 31, 2005 and 2004, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our remaining deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to us involving the sale of one or more of our operations. At December 31, 2005, we have approximately $175.8 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. We also have net operating loss carryforwards for U.S. state and local purposes that expire from 2006 to 2025. Additionally, we have approximately $10.0 million of net operating loss carryforwards for Canadian income tax purposes that expire beginning in 2010.
Litigation and Contingencies
     Litigation and contingencies are reflected in our consolidated financial statements based on our assessments, along with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. An accrual is made when the loss of such contingency is probable and estimable. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See “Item 3. Legal Proceedings.” for discussions of current litigation.
2006 Outlook
     We believe we have increased market opportunities in 2006 in five areas:
     Fiber to the Home (FTTH) — we believe this market will continue to grow in 2006 and that the major Regional Bell Operating Companies, or RBOCs, will continue to enhance their infrastructures which could increase the demand for our services.
     Satellite Install to the Home — the increased number of DIRECTV® subscribers provides us with the opportunity to provide maintenance services for the existing customers and opportunities to provide installation services for new customers. In addition, the DSSI acquisition will enable us to have increased market penetration with DIRECTV®.

     Federal Market for Telecommunications Upgrades — the federal government has announced that it plans to continue to upgrade its telecommunications networks and systems for military bases, ports, borders and security systems. We are making a concerted effort to market to major government contracting firms.
     Local Maintenance Work for Electrical Grid Upgrades — we believe market and other conditions are making it increasingly attractive for utilities to outsource their maintenance activities and we are marketing our services in this area.
     RBOC Maintenance Agreements — we serve RBOCs in states that are currently experiencing increases in population such as Florida, Georgia, Nevada, North Carolina, South Carolina, and Texas. We believe that population increases in these states could increase the demand for our services.
     Our 2006 results could be adversely affected by the matters discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K and by the matters discussed in the paragraphs that follow.
•	We are still pursuing legal action against some of our customers in connection with work performed in 2003. See “Item 3. Legal Proceedings” for a full description of the claims. Outstanding accounts receivable, (exclusive of claims amounts) relating to contracts on which we are making claims amounted to $12.2 million at December 31, 2005. In addition, we have made claims for amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers for delays we believe were caused by the customer, errors in specifications and designs, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Any costs for the work related to these claims have been included in costs of revenue in 2003. However, as we cannot conclude that any of these claim amounts are probable of collection, we have not recognized such claim amounts as revenue for the years ended December 31, 2003, 2004 and 2005. Our customers may counterclaim against us for alleged contract damages, alleged liquidated damages and/or indemnification. If our customers can establish a contract entitlement, that entitlement could reduce any amounts otherwise due us from the customer (including any remaining outstanding accounts receivable from the customer under the agreed contract price) and/or create liabilities for us.

•	In the second quarter of 2004, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to current and prior period earnings report. Plaintiffs contend that our financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading. See “Item 3. Legal Proceedings” for full description of claims. We believe the claims are without merit. We may be unable to successfully resolve these disputes without incurring significant expenses.

•	We have announced our intention to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. If we cannot sell these projects and assets at our estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or terminal values, we may incur additional impairment charges in the future related to these operations.
Comparisons of Fiscal Year Results
     The components of our consolidated statements of operations, expressed as a percentage of revenue, are set forth in the following table:

	Year Ended December 31,
	2003	2004	2005
Revenue	100.0%	100.0%	100.0%
Costs of revenue, excluding depreciation	88.4	89.1	86.3
Depreciation	3.6	1.8	1.9
General and administrative expenses	9.3	8.9	7.5
Interest expense, net of interest income	2.7	2.4	2.3
Other income, net	0.2	0.1	0.4

(Loss) income from continuing operations before benefit for income taxes and minority interest	(3.8)	(2.1)	2.4
Benefit for income taxes	0.9	—	—
Minority interest	—	(0.1)	(0.2)

(Loss) income from continuing operations	(2.9)%	(2.2)%	2.2%
Loss from discontinued operations	(4.4)	(3.9)	(3.9)

Net loss	(7.3)%	(6.1)%	(1.7)%

     The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
Comparison of Years Ended December 31, 2005 and 2004
     Revenue. Our revenue was $848.0 million for the year ended December 31, 2005, compared to $807.2 million for the same period in 2004, representing an increase of $40.8 million or 5.1%. This increase was due primarily to the increased revenue of approximately $73.6 million received from DIRECTV®, increased revenue of $40.0 million from Verizon, including fiber-to-the-home installations which commenced towards the end of 2004 and an increase in revenue of $30.3 million from BellSouth mostly attributed to work we were awarded for central office installations. We also experienced an increase in general business activity throughout 2005 compared to 2004 and had an increased amount of revenue related to storm restoration work in the Gulf Coast and Southern Florida. These increases in revenue were partially offset by a significant decrease of $103.9 million in upgrade work for Comcast as they completed a major upgrade investment cycle. In the year ended December 31, 2004, the Comcast projects were still operational.
     Costs of Revenue. Our costs of revenue were $731.5 million or 86.3% of revenue for the year ended December 31, 2005, compared to $719.3 million or 89.1% of revenue for the same period in 2004 reflecting an improvement in margins. The improvement in margins was a result of decreasing subcontractor costs from our two largest customers with operational payroll staying consistent. In 2005, we reduced the use of subcontractors and did not have to hire additional employees at the same rate. In addition, cost of sales decreased due to a reduction in our insurance expense. In the year ended December 31, 2004, insurance reserves and expenses in cost of sales were higher by $8.0 million mainly because there were increased claims and loss history in 2004 which resulted in an adjustment to our actuarial assumptions. No such adjustment was needed in 2005. Our insurance trends in 2005 also decreased from 2004 which also contributed to the decrease in insurance expense from 2005 to 2004. There was also a decrease in cost of sales as a percentage of revenue due to the company concentrating on improving overall margins and becoming more efficient throughout 2005. The decrease in costs of revenue as a percentage of revenue was partially offset by rising fuel costs and an increase in lease costs. Fuel costs, as a percentage of revenue, increased from 2.3% in the year ended December 31, 2004 to 3.1% in the year ended December 31, 2005. The increase is a direct result of the rising costs for fuel in the last few months of 2005. Lease costs, as a percentage of revenue, increased from 2.5% in the year ended December 31, 2004 to 3.3% in the year ended December 31, 2005. The increase is due to leasing more on road and off road vehicles instead of purchasing these vehicles.
     Depreciation. Depreciation was $16.3 million for the year ended December 31, 2005, compared to $14.9 million for the same period in 2004, representing an increase of $1.4 million. In the year ended December 31, 2004, depreciation expense was reduced by $5.8 million related to the change in estimate in useful lives that occurred in November 30, 2002. The increase in depreciation expense in 2005 compared to 2004 was partially offset by our continued reduction of capital expenditures by entering into operating leases for fleet requirements. We also continued to dispose of excess equipment.
     General and administrative. General and administrative expenses were $64.3 million or 7.5% of revenue for the year ended December 31, 2005, compared to $71.5 million or 8.9% of revenue for the same period in 2004, representing a decrease of $7.2 million or 10.1%. The decrease in general and administrative expenses was mostly attributed to a decrease in professional and legal fees of $7.0 million, a decrease in insurance expense of $2.2 million, a decrease in provision for bad debts of $2.8 million and

$103,000 decrease in non-cash stock option and restricted stock compensation expense. The professional fees incurred in year ended December 31, 2004 were related to our annual audit, fees to a third party in assisting us with Sarbanes-Oxley compliance and legal fees related to our defense in various litigation matters. These fees substantially decreased in the year ended December 31, 2005 due to performing our Sarbanes-Oxley testing and compliance internally as well as decreasing outside legal fees. In addition, general and administrative expenses decreased due to reduction of insurance expense in 2005. There were increased claims and loss history which resulted in an adjustment to our actuarial assumptions and additional charges in general and administrative of $2.2 million in 2004. No such increase was needed in 2005 as trends decreased from 2004 to 2005. In addition, the provision for bad debts decreased by $2.8 million from 2004 to 2005 due to a lower amount of specific provisions being recorded due to increased collection efforts and the general provision that was booked being offset by recoveries of previously reserved receivables in the year ended December 31, 2005. In addition, non-cash stock option and restricted stock compensation decreased $103,000 from the year ended December 31, 2004 to the year ended December 31, 2005. In 2004, we recorded $644,000 of non-cash compensation expense mostly related to the extension of the exercise period on certain stock options held by former employees. In 2005, the non-cash restricted stock compensation expense was approximately $541,000 and related to the issuance of restricted stock to directors and key employees. The stock expense is being recorded over the vesting period. The decreases in general and administrative expenses were partially offset by an increase in salaries, benefits, bonus expenses and other general and administrative expenses in the amount of approximately $5.0 million related to hiring additional temporary and permanent finance and accounting professionals throughout the company towards the end of 2004 and legal, corporate risk and information technology support personnel throughout 2005.
     Interest expense, net. Interest expense, net of interest income was $19.2 million or 2.3% of revenue for the year ended December 31, 2005 compared to $19.5 million or 2.4% of revenue for the same period in 2004 representing a slight decrease of $245,000 or 1.3%. The decrease was due to borrowing less on the credit facility during 2005 than 2004.
     Other income net. Other income was $3.6 million or 0.4% of revenue for the year ended December 31, 2005, compared to $601,000 or 0.1% of revenue for year ended December 31, 2004, representing an increase of $3.0 million. The increase mainly relates to sales of fixed assets in the year ended December 31, 2005 resulting in $2.8 million of net gains on these sales compared to approximately $0.6 million of net losses on sales in the year ended December 31, 2004. Included in the amount for the year ended December 31, 2005 is a gain related to a sale of property of $900,000. We concurrently entered into a lease agreement with the buyer to lease the property sold. The term of the lease is for a period of one year from October 2, 2005 to September 30, 2006. We recorded a gain as the transaction was classified as a minor sale-leaseback due to the present value of the rental payments being less than 10% of the property’s value. In addition, the increase in other income is attributable to the income earned in 2005 of approximately $285,000 associated with our equity investment.
     Benefit for income taxes. For 2004 and 2005, our effective tax rates were 0%. Our balance sheet as of December 31, 2005 and 2004 includes a net deferred tax asset of $56.8 million, net of valuation allowance. The realization of this net deferred tax asset is dependent on our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize a portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income to realize our remaining deferred tax assets. In the event that our future pretax income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on prudent and feasible tax planning strategies available to us involving the sale of one or more of our operations. However, these tax planning strategies do not appear viable for the purpose of realizing all of the various income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $1.5 million in 2005 to reduce certain of our net deferred Federal, foreign and state tax assets at December 31, 2005, to their estimated net realizable value of $56.8 million.
     Minority interest. Minority interest for GlobeTec Construction, LLC was $1.7 million for the year ended December 31, 2005, compared to $333,000 for the same period in 2004, representing an increase of $1.4 million. We entered into this joint venture in 2004 in which we own 51%. This subsidiary has grown in revenue and profits since inception. In the year ended December 31, 2005, the joint venture generated an increased amount of revenue and profits due to increased business activity and cost control initiatives.
     Discontinued operations. The loss from discontinued operations was $33.2 million or 3.9% of revenue for the year ended December 31, 2005 compared to $31.7 million or 3.9% of revenue in year ended December 31, 2004. In the year ended December 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, we wrote off approximately $12.3 million in goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The net loss for the year ended December 31, 2004 of our Brazil subsidiary was $20.2 million. For the year ended December 31, 2005, our Brazil subsidiary had no activity as the entity is in the process of liquidation. The net loss for our network services operations was $1.7 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively. The net loss in the year ended December 31, 2005 includes a $583,000, net of tax, loss on the sale of the operations. In May 2005, we sold the operations for $208,501 consisting of cash in the amount of $100,000 and a promissory note in the amount of $108,501 due in May 2006. The loss on the sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer. The net loss of the network services operations decreased from the year ended December 31, 2004 as a result of its winding down of operations. These operations in the future will be limited to finishing certain projects. In addition, there is litigation outstanding related to potential revenue as discussed in “Item 3. Legal Proceedings” which is currently in the process of being finalized. The net loss of our state Department of Transportation related projects and assets that are classified as discontinued was $31.5 million and $8.5 million for the years ended December 31, 2005 and 2004, respectively. The net loss increased from the year ended December 31, 2004 due to the write-off of $11.5 million in goodwill and write-down throughout 2005 of receivables, inventory and other assets that were no longer realizable. In addition, we estimated a significant amount of losses on certain projects in 2005 in which we immediately recognized the full amount of the estimated loss on a contract when our estimates indicated such a loss.
Comparison of Years ended December 31, 2004 and 2003
     Revenue. Our revenue was $807.2 million for the year ended December 31, 2004, compared to $712.2 million for the same period in 2003, representing an increase of $95.0 million or 13.3%. This increase was due primarily to the increased revenue of approximately $96.7 million received from DIRECTV® and, to a lesser extent telecommunication customers. Revenue from telecommunication customers increased $23.3 million in 2004. The increase in revenue was offset by a decrease in revenue from our utility customers by $23.3 million in 2004 due to the gas pipeline and electrical substation revenue projects being completed in 2003 and a slight decrease in revenue from Comcast due to the upgrade work slowing down towards completion at the end of 2004.
     Costs of Revenue. Our costs of revenue were $719.3 million or 89.1% of revenue for the year ended December 31, 2004, compared to $629.3 million or 88.4% of revenue for the same period in 2003 reflecting that the costs remained somewhat consistent as a percentage of revenue. In the year ended December 31, 2004, we recorded losses on construction projects in the amount of $6.3 million compared to approximately $25.9 million in the year ended December 31, 2003. These losses arose from project costs that exceeded our expectations for a variety of reasons including internal bid, project management and cost estimation issues, errors in specifications and design, work outside of original contract scope and customer caused delays. These decreases were offset by the increase in cost of sales due to the increase in the number of employees and subcontractor costs related to the DIRECTV® business. In addition, insurance expense increased in the year ended December 31, 2004 due to the increased number of claims reported. As a result of the increased claims and loss history since the beginning of 2004, we adjusted our actuarial assumptions and increased our reserves and expenses by $13.2 million in the year ended December 31, 2004.
     Depreciation. Depreciation was $14.9 million or 1.8% of revenue for the year ended December 31, 2004, compared to $25.3 million or 3.6% of revenue for the same period in 2003, representing a decrease of $10.4 million or 41.0%. We reduced depreciation expense in the year ended December 31, 2004 by continuing to reduce capital expenditures, disposing of excess equipment in 2003 and 2004 and placing greater reliance on operating leases to meet our equipment needs.
     General and administrative. General and administrative expenses were $71.5 million or 8.9% of revenue for the year ended December 31, 2004, compared to $66.5 million or 9.3% of revenue for the same period in 2003, representing an increase of $5.0 million or 7.6%. The increase in general and administrative expenses was due to additional professional fees incurred in the year ended December 31, 2004 in the amount of $4.3 million related to our annual financial statement audit and quarterly reviews, increased audit fees related to our Sarbanes-Oxley compliance, increased consulting fees related to Sarbanes-Oxley compliance and an increase in legal fees related to our defense in various litigation matters. In addition, in 2004 we recorded $644,000 of non-cash stock compensation expense mainly related to the extension of the exercise period on certain stock options held by former employees. There was no such expense in 2003.
     Interest expense, net. Interest expense, net of interest income, remained consistent at $19.5 million or 2.4% of revenue for the year ended December 31, 2004, compared to $19.2 million or 2.7% of revenue for the same period in 2003.
     Other income, net. Other income was $601,000 for the year ended December 31, 2004, compared to $1.1 million for the same period in 2003 representing a decrease of $481,000 or 44.5%. In the year ended December 31, 2003, we sold more equipment at auction and recognized more gains on these sales than in the year ended December 31, 2004.
     Benefit for income taxes. For 2004 and 2003 our effective tax rates were approximately 0% and (22.9%), respectively. Our balance sheet as of December 31, 2004, includes a net deferred tax asset of $56.8 million of which $44.3 million relates to federal taxes and the remainder to various state and foreign taxes, net of valuation allowance. The realization of this net deferred tax asset is dependent upon our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize a portion of our net deferred tax asset relating to federal income taxes. In the event that our future pretax income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based upon prudent and feasible tax planning strategies available to us involving the sale of one or more of our operations. However, these tax planning strategies do not appear viable for the purpose of realizing all of the various income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $24.1 million in 2004 to reduce certain of our net deferred Federal, foreign and state tax assets at December 31, 2004, to their estimated net realizable value of $56.8 million. The primary reason for the difference in our effective tax rate from 2003 to 2004 was the effect of the worthless stock deduction and increase in valuation allowance.
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
     Minority interest. Minority interest for GlobeTec Construction, LLC was $333,000 or 0.1% of revenue for the year ended December 31, 2004, compared to $0 for the same period in 2003. We entered into this joint venture in 2004 in which we own 51%. This subsidiary had net income for the year ended December 31, 2004 which resulted in minority interest.
     Discontinued operations. The loss on discontinued operations was $31.7 million or 3.9% of revenue for the year ended December 31, 2004 compared to $31.5 million or 4.4% of revenue for the year ended December 31, 2003. In the year ended December 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, we wrote off approximately $12.3 million in goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The net loss for the Brazil subsidiary was $20.2 million and $21.8 million for the years ended December 31, 2004 and 2003, respectively. In November 2004, our subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. During the fourth quarter of 2004, we ceased performing services in our network services operations. The net loss for the network services operations was $3.0 million and $6.0 million for the years ended December 31, 2004 and 2003, respectively. During the fourth quarter of 2005, we committed to sell substantially all of our state Department of Transportation related projects and assets. These operations have been classified as discontinued operations. The results of operations for the years ended December 31, 2004 and 2003 for these projects and assets have been reclassified to a loss from discontinued operations. The net loss for these operations was $8.5 million and $3.6 million for the years ended December 31, 2004 and 2003, respectively.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, and proceeds from sales of assets and investments. In January 2006, we also raised $156.4 million in estimated net proceeds from the sale of our common stock in a public offering. We used $18.5 million of the net proceeds for the cash portion of the acquisition of DSSI in January 2006 and on March 2, 2006 we will use $75.5 million in principal and interest to redeem a portion of our 7.75% senior subordinated notes due February 2008. The remaining net proceeds will be used for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, equity investment obligations and debt service. In January 2006, we issued a $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. At the present time, we have no other commitments to issue additional collateral in 2006 related to our insurance policies. Following the March redemption of $75.0 million of subordinated debt, our semi-annual interest payments will be reduced to approximately $4.7 million for the subordinated notes. In addition to ordinary course working capital requirements, it is estimated we will spend between $20.0 million to $40.0 million per year on capital expenditures in order to keep our equipment new and in good condition. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation our capital expenditures may increase in 2006 from this estimate. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. From time to time, we engage in a review and analysis of our performance to our key strategic objectives. In connection with this process, we consider activities including sale or divestitures of portions of our assets, operations, real estate or other properties. Any actions taken may impact our liquidity.

     In 2004, we purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first contingent quarterly payment was made on January 10, 2006 in the amount of $925,000.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by our customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. We generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the contract is completed to their satisfaction. We maintain inventory to meet the material requirements of some of our contracts. Some of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount.
     Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors usually contain a “pay-when-paid” provision, whereby our payments to subcontractors are made after we are paid by our customers.
     We anticipate that funds generated from continuing operations, the net proceeds from the sale of our common stock, borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of December 31, 2005, we had $135.1 million in working capital compared to $134.5 million as of December 31, 2004. Cash and cash equivalents decreased from $19.5 million at December 31, 2004 to $2.0 million at December 31, 2005 based on two interest payments made on our 7.75% senior subordinated notes of $7.5 million each in February 2005 and August 2005. We also paid $18 million in 2005 for cash collateral to our insurance carrier for the 2005 plan year. We also made payments of approximately $3.1 million related to fees incurred in connection with the amendment of our credit facility and the receipt of bond consents in 2005. These payments were slightly offset by collection activity from our customers in 2005.
     Net cash used in operating activities was $18.4 million for the year ended December 31, 2005 compared to net cash provided by operating activities of $5.6 million for the year ended December 31, 2004. The net cash used in operating activities in the year ended December 31, 2005 was primarily related to the insurance cash collateral payments of $18.0 million and timing of cash payments to vendors and cash collections from customers. The net cash provided by operating activities in the year ended December 31, 2004 was primarily related to an increase of cash collections from customers and decreased cash payments to vendors and partially offset by net loss and purchases of inventory.
     Net cash used in investing activities was $2.3 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in investing activities in year ended December 31, 2005 primarily related to capital expenditures in the amount of $6.4 million and payments related to our equity investment in the amount of $3.7 million offset by $9.0 million in net proceeds from sales of assets. Net cash used in investing activities in the year ended December 31, 2004 primarily related to capital expenditures in the amount of $9.4 million and payments related to our equity investment in the amount of $1.1 million partially offset by $8.4 million in net proceeds from sales of assets.
     Net cash provided by financing activities was $3.3 million for the year ended December 31, 2005 compared to net cash used in financing activities of $1.8 million for the year ended December 31, 2004. Net cash provided by financing activities in the year ended December 31, 2005 was primarily related to net proceeds from the revolving credit facility of $4.2 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $2.6 million partially offset by payments of financing costs of $3.1 million. Net cash used in financing activities in the year ended December 31, 2004 was due to payments of borrowings of $3.3 million partially offset by proceeds from the issuance of common stock of $1.8 million.
     Cash used in discontinued operations in the year ended December 31, 2005 was $22.1 million. This consisted of (i) $22.6 million in cash used in operating activities, mostly attributed to our net loss from these operations, (ii) $0.8 million in cash provided by investing activities mostly attributed to net proceeds from sales of assets and (iii) $0.3 million in cash used in financing activities related to capital lease payments. We expect cash flow from discontinued operations to be positive in the future based on cash flows expected in 2006 and our estimated selling price for our state Department and Transportation projects and assets. However, this expectation may not be realized if we are not able to sell these projects and assets at our estimated selling price or our cash flow changes because of changes in economic conditions.
     We have a secured revolving credit facility for our operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.6 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of December 31, 2004 and 2005, net availability under the credit facility totaled $25.5 million and $55.4 million, respectively, which included outstanding standby letters of credit aggregating $66.8 million and $57.6 million in each period, respectively. At December 31, 2005, $53.1 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements or surety requirements. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. At December 31, 2004 and 2005, we had outstanding draws under the credit facility in the amount of $0 and $4.2 million, respectively. The balance at December 31, 2005 was paid off in early January 2006 and, through February 27, 2006, we have not borrowed any additional amounts under the credit facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or the LIBOR rate (as defined in the credit facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
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
     We are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered if the net availability under the credit facility is under $20.0 million at any given day. Our operations are required to comply with this fixed charge coverage ratio if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of December 31, 2005, because at that time net availability under the credit facility was $55.4 million and net availability did not reduce below $20.0 million on any given day during the period.
     Based upon our current availability, net proceeds from sale of our common stock, liquidity and projections for 2006, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements in 2006. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain further modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2006 projections and thus may not be in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. We had borrowings outstanding under the credit facility of $4.2 million at December 31, 2005; however, this balance was paid off in early January 2006, limiting this interest rate risk.
     As of December 31, 2005, we have outstanding $195.9 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. On March 2, 2006, following the expiration of our notice period, we intend to pay $75.5 million in principal and interest to redeem a portion of these notes. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior subordinated notes allows us to incur the following additional indebtedness: the credit facility (up to $150 million), renewals to existing debt permitted under the indenture plus an additional $25 million of indebtedness. The indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if that additional debt has been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Our credit standing and senior subordinated notes are rated by various agencies. In August 2004, Standard & Poor’s withdrew its rating of our corporate credit, senior secured and subordinated debt. In its press release, Standard & Poor’s stated that the withdrawal was due to insufficient financial information available to support a ratings opinion due to the delays in our Form 10-Q filings in 2004. This withdrawal has not had an impact on our liquidity or ability to obtain necessary financing. We plan to present our current financial information and performance to various credit agencies in 2006.
     The following table sets forth our contractual commitments as of December 31, 2005 during the periods indicated below (in thousands):

		Payments Due By Period
					More than
		Less than	1-3	3-5	5 Years and
Contractual Obligations (1)	Total	1 Year	Years	Years	Thereafter
Senior subordinated notes	$195,943	$—	$195,943 (2)	$—	$—
Line of credit outstanding	4,154	4,154	—	—	—
Notes payable for equipment	273	112	161	—	—
Equity investment (3)	7,400	3,700	3,700	—	—
Capital leases	1,337	429	726	182	—
Operating leases	96,271	37,780	45,190	10,154	3,147
Executive life insurance	18,076	1,285	2,418	2,269	12,104

Total	$323,454	$47,460	$248,138	$12,605	$15,251

(1)	Amounts do not include interest payments. We estimate that we will pay an additional $11.9 million and $11.2 million in 2006 and each of the years between 2007 and 2008, respectively in interest payments for our senior subordinated notes and revolving credit facilities.

(2)	Does not reflect the planned voluntary repayment of $75.5 million in principal and interest related to the subordinated notes in 2006.

(3)	Eight contingent quarterly payments are expected to be made to a third party from which we have a 49% interest. The contingent payments will be up to maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified quarters. Based on projections, we have included payments of $925,000 per quarter.
     Off-balance sheet arrangement. We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our credit facility and amounted to $57.6 million at December 31, 2005 of which $53.1 million were related to insurance matters and surety bond requirements under our insurance programs.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2005, the cost to complete on our $327.6 million performance and payment bonds was $89.2 million.

Seasonality
     Our operations are historically slower in the first and fourth quarters of the year. This seasonality is primarily the result of customer budgetary constraints and preferences and the effect of winter weather on our external activities. Some of our customers tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.
Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2003, 2004 or 2005. To a lesser extent, we are also affected by charges in fuel costs which increased significantly in 2004 and 2005.
Recently Issued Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” or SFAS 151. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations or financial condition.
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 or SFAS 123R. In March 2005, the SEC issued Staff Bulletin No. 107 (SAB 107) regarding its interpretation of SFAS 123R. The standard requires companies to expense on the grant-date the fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, we will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. We have evaluated the impact of the adoption of SFAS 123R on our results of operations and we expect compensation expense to be at least $2.5 million annually and will be based upon, among other things, the number of stock options issued annually to employees and directors, volatility of our stock price and the exercise price of stock options granted. We also accelerated the vesting period on certain stock options in 2005 having exercise prices in excess of the current market value of our common stock. The acceleration will reduce our stock option compensation expense in future periods. See Note 1 to our consolidated financial statements for discussion of acceleration. We believe the adoption of FAS 123R will have a material negative impact on our profitability.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” or FIN 47, that requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We do not expect FIN 47 to have a material impact on our results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). This standard eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective January 1, 2006. We do not expect this standard to have a material impact on our results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections or SFAS 154, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated results of operations or financial condition.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.

Interest Rate Risk
     Less than 5% of our outstanding debt at December 31, 2005 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $196.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at December 31, 2005 was $195.9 million and $195.0 million, respectively. Based upon debt balances outstanding at December 31, 2005, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.2 million on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at December 31, 2005 of U.S. dollar equivalents was $1.5 million.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of 2005 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $854,735 for 2005.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2005 (i.e., in addition to actual exchange experience) would have reduced our Canadian currency translated operating loss from $2.7 million to $2.5 million.
     See Note 1 of Notes to Consolidated Financial Statements in Item 8. of this Report for further disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
     Shareholders of MasTec, Inc.
     We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec’s Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Miami, Florida
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
     Shareholders of MasTec, Inc.
     We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of MasTec, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of MasTec, Inc.’s operations and cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Miami, Florida
July 23, 2004, except for paragraphs 1 through 6 of
Note 8, as to which the date
is March 30, 2005 and paragraphs 7 through 9 of Note 8,
as to which the date is
February 27, 2006

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands except per share amounts)
Revenue	$712,212	$807,184	$848,046
Costs of revenue, excluding depreciation	629,290	719,282	731,504
Depreciation	25,297	14,925	16,341
General and administrative expenses	66,487	71,510	64,266
Interest expense, net of interest income	19,180	19,478	19,233
Other income, net	1,082	601	3,616

(Loss) income from continuing operations before benefit for income taxes and minority interest	(26,960)	(17,410)	20,318
Benefit for income taxes	6,169	—	—
Minority Interest	—	(333)	(1,714)

(Loss) income from continuing operations	(20,791)	(17,743)	18,604
Discontinued operations:
Loss from discontinued operations, net of tax	(31,508)	(31,694)	(32,637)
Loss on sale of assets of discontinued operations, net of tax benefit of $0 in 2005	—	—	(583)

Net loss	$(52,299)	$(49,437)	$(14,616)

Basic net (loss) income per share:
Continuing operations	$(.43)	$(.37)	$.38
Discontinued operations	(.66)	(.65)	(.68)

Total basic net loss per share	$(1.09)	$(1.02)	$(.30)

Basic weighted average common shares outstanding	48,084	48,382	48,952

Diluted net (loss) income per share:
Continuing operations	$(.43)	$(.37)	$.37
Discontinued operations	(.66)	(.65)	(.66)

Total diluted net loss per share	$(1.09)	$(1.02)	$(.29)

Diluted weighted average common shares outstanding	48,084	48,382	49,795

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands, except shares)
Assets

Current assets:
Cash and cash equivalents	$19,548	$2,024
Accounts receivable, unbilled revenue and retainage, net	165,039	171,832
Inventories	17,587	17,832
Income tax refund receivable	2,846	1,489
Prepaid expenses and other current assets	42,439	42,442
Current assets held for sale	64,799	69,688

Total current assets	312,258	305,307
Property and equipment, net	62,966	48,027
Goodwill	127,143	127,143
Deferred taxes, net	50,732	51,468
Other assets	23,654	46,070
Long-term assets held for sale	23,770	6,149

Total assets	$600,523	$584,164

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$99	$4,266
Accounts payable	93,195	90,324
Other current liabilities	53,426	45,549
Current liabilities related to assets held for sale	31,075	30,099

Total current liabilities	177,795	170,238
Other liabilities	34,388	37,359
Long-term debt	196,059	196,104
Long-term liabilities related to assets held for sale	1,128	860

Total liabilities	409,370	404,561
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 48,597,000 in 2004 and 49,222,013 in 2005	4,860	4,922
Capital surplus	353,033	356,131
Accumulated deficit	(167,284)	(181,900)
Accumulated other comprehensive income	544	450

Total shareholders’ equity	191,153	179,603

Total liabilities and shareholders’ equity	$600,523	$584,164

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

					Accumulated
					Other
	Common Stock		Capital	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Surplus	Deficit	(Loss) Income	Total	Loss
Balance December 31, 2002, as restated	$48,006	$4,801	$348,319	$(65,548)	$(24,562)	$263,010
Net loss	—	—		(52,299)	—	(52,299)	$(52,299)
Foreign currency translation adjustment	—	—	—	—	3,582	3,582	3,582

Comprehensive loss for period							$(48,717)

Stock issued, primarily for stock options exercised	216	21	1,061	—	—	1,082
Tax benefit resulting from stock option plan	—	—	443	—	—	443

Balance December 31, 2003	48,222	4,822	349,823	(117,847)	(20,980)	215,818
Net loss	—	—	—	(49,437)	—	(49,437)	$(49,437)
Foreign currency translation adjustment	—	—	—	—	21,524	21,524	21,524

Comprehensive loss for period							$(27,913)

Non cash stock compensation	—	—	644	—	—	644
Stock issued, primarily for stock options exercised	375	38	1,801	—	—	1,839
Tax benefit resulting from stock option plan	—	—	765	—	—	765

Balance December 31, 2004	48,597	4,860	353,033	(167,284)	544	191,153
Net loss	—	—	—	(14,616)	—	(14,616)	$(14,616)
Foreign currency translation adjustment	—	—	—	—	(94)	(94)	(94)

Comprehensive loss for period							$(14,710)

Non cash stock compensation	—	—	541	—	—	541
Stock issued, primarily for stock options exercised	625	62	2,557	—	—	2,619

Balance December 31, 2005	$49,222	$4,922	$356,131	$(181,900)	$450	$179,603

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004
	(Revised)	(Revised)	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(52,299)	$(49,437)	$(14,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,417	18,133	18,188
Impairment of goodwill and assets	—	19,165	11,497
Non-cash stock and restricted stock compensation expense	—	644	541
Gain on disposal of assets and investments	(5,520)	(110)	(5,141)
Provision for doubtful accounts	8,794	5,086	4,932
Accrued losses on construction projects	7,482	2,638	1,117
Income from equity investment	—	—	(285)
Write-down of assets	881	2,020	2,838
Income tax refunds	28,121	176	2,180
Provision for inventory obsolescence	2,237	902	965
Minority interest	—	333	1,714
Deferred income tax benefit	(8,655)	—	—
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	(30,154)	(714)	(20,926)
Inventories	(6,231)	(1,886)	(3,381)
Other assets, current and non-current portion	561	4,255	(15,050)
Accounts payable	25,423	2,074	3,682
Other liabilities, current and non-current portion	2,168	2,348	(6,689)

Net cash provided by (used in) operating activities	2,225	5,627	(18,434)

Cash flows provided by (used in) investing activities:
Capital expenditures	(10,863)	(9,420)	(6,421)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(1,861)	—	—
Investments in unconsolidated companies	(275)	(1,092)	(3,700)
Investment in life insurance policies	(1,803)	(1,785)	(1,232)
Net proceeds from sale of assets and investments	21,200	8,425	9,039

Net cash provided by (used in) investing activities	6,398	(3,872)	(2,314)

Cash flows used in financing activities:
Proceeds from revolving credit facility, net	3,533	—	4,212
Repayments from other borrowings, net	(510)	(3,283)	—
Payments of capital lease obligations	(3,068)	(363)	(363)
Proceeds from issuance of common stock	1,082	1,839	2,620
Payments of financing costs	—	—	(3,149)

Net cash provided by (used in) financing activities	1,037	(1,807)	3,320

Net increase (decrease) in cash and cash equivalents	9,660	(52)	(17,428)
Net effect of translation on cash	1,025	185	(96)
Cash and cash equivalents—beginning of period	8,730	19,415	19,548

Cash and cash equivalents—end of period	$19,415	$19,548	$2,024

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,504	$17,643	$17,300
Income taxes	$155	$68	$306
Supplemental non-cash disclosures:
Investment in unconsolidated companies	$—	$2,775	$925
Accruals for inventory at year-end	$4,291	$11,573	$6,553
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of the Business and Summary of Significant Accounting Policies
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and Canada and across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure and transportation systems. The Company’s primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. MasTec provides similar infrastructure services across the industries it serves. Customers rely on MasTec to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems.
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
     Principles of consolidation. The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries. The Company consolidates GlobeTec Construction, LLC as it has a 51% ownership. Other parties’ interest in this entity is reported as minority interest in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation. In addition, as discussed in Note 8, in 2005 the Company announced its intention to sell substantially all of its state Department of Transportation related projects and assets. Accordingly, the net loss for these projects and assets in 2003 and 2004 has been reclassified to loss from discontinued operations in the consolidated statements of operations. In addition, current and long-term assets, as well as current and non-current liabilities have been reclassified on the consolidated balance sheet as of December 31, 2004 to conform to the current year presentation.
     Comprehensive loss. Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments in the years ended December 31, 2003, 2004 and 2005.
     Statement of cash flows. In 2005, the Company has revised the presentation of its cash flow statement and elected not to disclose cash flows from discontinued operations separately for all years presented.
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
     Basic and diluted net income (loss) per share. The computation of basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the year ended December 31, 2005 diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 843,000. For the years ended December 31, 2003 and 2004 common stock equivalents of approximately 479,000 shares and 593,000 shares, respectively, were not included in the diluted net loss per common share because their effect would be anti-dilutive.
     Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company reviews the adequacy of the reserves on a quarterly basis. Amounts are written off against the allowance when deemed uncollectible.
     Cash and cash equivalents. All short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash related to collateral of the credit facility is also included in cash and cash equivalents.
     Inventories. Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During 2003, 2004 and 2005, the Company recorded a provision for inventory obsolescence of approximately $2.2 million, $900,000 and $1.0 million, respectively, in “Costs of revenue” and “Loss on Discontinued Operations” in the Consolidated Statements of Operations.

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
     Deferred costs. Deferred financing costs related to the Company’s credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $4.2 million and $5.8 million at December 31, 2004 and 2005, respectively. The increase in 2005 relates to the fees incurred on the May 10, 2005 credit facility amendment (Note 6) and fees paid for consents related to the subordinated notes during the year. The Company also deferred costs related to the DSSI acquisition in the amount of approximately $445,000 at December 31, 2005. The total estimated cost of $645,000 is a component of the preliminary purchase price of the DSSI acquisition (see Note 17). The Company also deferred costs related to the sale of the Company’s common stock. The costs as of December 31, 2005 were $284,000. The total costs which are estimated to be approximately $868,000 will offset the total gross proceeds received from the sale of the common stock. (see Note 17).
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
     Valuation of Equity Investments. The Company has one investment which the Company accounts for by the equity method because the Company owns 49% of the entity and the Company has the ability to exercise significant influence over the operational policies of the limited liability company. The Company’s share of its earnings or losses in this investment is included in other income, net, in the consolidated statements of operations. As of December 31, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended.
     Valuation of Long-Lived Assets. The Company reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, the Company used projections of future discounted cash flows from the assets. These projections are based on its view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to the Company’s intent to sell substantially all of its state Department of Transportation projects and assets, it evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale by using a weighted probability cash flow analysis based on management’s estimates. These estimates are subject to change in the future and if the Company is not able to sell these projects and assets at the estimated selling price or the cash flow changes because of changes in economic conditions, growth rates or terminal values, the Company may incur additional impairment charges in the future related to these projects and assets.
     Valuation of Goodwill and Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” or (“SFAS 142”), the Company conducts, on at least an annual basis, a review of its reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
     In connection with the abandonment of the Brazil subsidiary as discussed in Note 8, the Company wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the year ended December 31, 2004 which is included in the loss from discontinued operations. During the year ended December 31, 2005, the Company wrote-off approximately $11.5 million in goodwill in connection with its decision to sell substantially all of its state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. The projects and assets that are for sale are accounted for as discontinued operations. The Company determined that this goodwill amount would not be realized after evaluation of the cash flows from the operations of these projects and assets and in light of its decision on future operations and the decision to sell. The remaining net asset value was also reviewed by management in the year ended December 31, 2005 and the Company properly reserved for inventory items that were considered obsolete, reserved all receivables that appeared to be uncollectible and wrote off fixed assets that were no longer in use or not saleable. In addition, the Company reviewed all projects in process to ensure estimated to complete amounts were accurate and all projects with an estimated loss were properly accrued.
     The Company could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their market value.
     Accrued insurance. The Company maintains insurance policies subject to per claim deductibles of $2 million for workers’ compensation and general liability policies and $3 million for its automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. The Company also maintains an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. All insurance liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but that have been paid in periods subsequent to those being reported, are also recorded in such reporting period.
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers and surety company. As of December 31, 2004 and 2005, such letters of credit amounted to $63.3 million and $53.1 million, respectively, and cash collateral posted amounted to $7.1 million and $24.8 million, respectively. Cash collateral is included in other assets. The 2005 increase in cash collateral for the Company’s insurance programs is related to additional collateral provided to the insurance carrier for the 2005 plan year. This was slightly offset by the release of letters of credit for collateral related to prior year insurance programs in December 2005. The Company also received a $1.1 million reduction in cash collateral in January 2006 for prior year insurance programs. These reductions were based on fewer claims remaining from these prior plan years. These reductions were offset by the increase of $6.5 million of letters of credit that were posted in January 2006 for collateral needed for the 2006 plan year.
     Income taxes. The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. The Company estimates our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. The Company considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that the Company determines that it may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.
     As a result of our operating losses, the Company has recorded valuation allowances aggregating $32.3 million and $33.9 million as of December 31, 2004 and 2005, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. The Company anticipates that it will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that the Company’s future pretax operating income is insufficient for it to use its deferred tax assets, the Company has based its determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to it involving the sale of one or more of its operations.
     Stock based compensation. The Company accounts for its stock-based award plans in accordance with Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.
     The Company has reflected below the 2003, 2004 and 2005 net loss and the pro forma net loss as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2004 and 2005:

	2003	2004	2005
Expected term-employees	7 years	7 years	4.17 – 6.17 years
Expected term-executives	7 years	7 years	5.38 –7.38 years
Volatility	76%	80%	60% – 65%
Risk-free interest rate	3.0%	3.6%	4.51% – 4.65%
Dividends	None	None	None
Forfeiture rate	5.98%	5.68%	6.97%
     The required proforma disclosures are as follows (in thousands except per share data):

	2003	2004	2005
Net loss, as reported	$(52,299)	$(49,437)	$(14,616)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(4,092)	(8,734)	(6,913)

Pro forma net loss	$(56,391)	$(58,171)	$(21,529)

Basic net loss per share:
As reported	$(1.09)	$(1.02)	$(.30)
Pro forma	$(1.17)	$(1.20)	$(.43)
Diluted net loss per share:
As reported	$(1.09)	$(1.02)	$(.29)
Pro forma	$(1.17)	$(1.20)	$(.43)
     On August 23, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration and vesting of all unvested stock options having an exercise price in excess of current market value on or before December 31, 2005 for option grants under the Company’s 2003 Employee Stock Incentive Plan (current employees, including executive officers) and the Company’s 2003 Stock Incentive Plan for Non-Employees, as amended. Stock option awards granted in 2003 and 2004 with respect to 769,000 shares of the Company’s common stock were accelerated resulting in approximately $4.1 million of pro forma compensation expense in the proforma calculation for the year ended December 31, 2005. These options were not fully achieving their original objectives of incentive compensation and employee retention. The Company expects these accelerations to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options as required by the Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment.”
     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 (“SFAS 123R”). In March 2005, the SEC issued Staff Bulletin No. 107 (“SAB 107”) regarding its interpretation of SFAS 123R. SAB 107, as amended, requires companies to expense on the grant date the fair value of stock options and other equity-based compensation issued to employees. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested in financial statement periods subsequent to December 31, 2005. The Company has evaluated the impact of the adoption of SFAS 123R on the Company’s results of operations and the Company expects share-based compensation expense to be at least $2.5 million annually. The actual share-based compensation expense could be affected by, among other things, the number of stock options issued annually to employees and directors, volatility of the Company’s stock price and the exercise price of stock options granted. The Company expects the adoption of SFAS 123R will have a material negative impact on profitability.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the consolidated balance sheets.
     Fair value of financial instruments. The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At December 31, 2004 and 2005, the fair value of senior subordinated notes was $184.5 million and $195.0 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). This standard eliminates the exception for nonmonetary exchanges of similar productive assets to be measured based on the fair value of the assets exchanged and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective January 1, 2006. The Company does not expect this standard to have a material impact on the Company’s results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company’s results of operations or financial condition.
Note 2 — Goodwill and Other Intangible Assets
     SFAS No. 142 requires companies to stop amortizing goodwill and certain intangible assets with an infinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an infinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.
     The Company continues to amortize identifiable intangible assets that have a definite useful life. These consist exclusively of non-compete agreements that expire in 2010. Total amortization expense related to these non-compete agreements was $0.6 million, $0.5 million and $0.2 million in 2003, 2004 and 2005, respectively. The remaining balance of $0.9 million at December 31, 2005 will be amortized at a rate of $0.2 million per year.
     During the fourth quarters of 2004 and 2005, the Company performed its annual review of goodwill for impairment. No impairment charges for 2004 and 2005 were required as a result of this review. In connection with the abandonment of the Brazil subsidiary as discussed in Note 8, the Company wrote off $12.3 million of goodwill in the year ended December 31, 2004. In connection with the intention to sell substantially all of the state Department of Transportation projects and assets as discussed in Note 8, the Company wrote off $11.5 million of goodwill in the year ended December 31, 2005.
     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular entity.
Note 3 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of December 31, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Deferred tax assets	$6,107	$5,308
Notes receivable	2,491	2,629
Non-trade receivables	22,164	21,452
Other investments	5,884	4,815
Prepaid expenses and deposits	4,553	6,563
Other	1,240	1,675

Total prepaid expenses and other current assets	$42,439	$42,442

     Other non-current assets as of December 31, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Investment in real estate	$1,683	$1,683
Equity investments	3,780	5,268
Long-term portion of deferred financing costs, net	2,414	4,124
Cash surrender value of insurance policies	5,279	6,369
Non-compete agreement, net	1,080	900
Insurance escrow	7,083	24,792
Other	2,335	2,934

Total	$23,654	$46,070

     Other current and non-current liabilities as of December 31, 2004 and 2005 consisted of the following (in thousands):

	2004	2005
Current liabilities
Accrued compensation	$14,688	$11,084
Accrued insurance	16,691	17,144
Accrued interest	6,329	6,329
Accrued restructuring	212	—
Accrued losses on contracts	1,458	1,009
Accrued payments related to equity investment	2,775	925
Other	11,273	9,058

Total	$53,426	$45,549

	2004	2005
Non-current liabilities
Accrued insurance	$33,751	$34,926
Minority interest	333	1,837
Other	304	596

Total	$34,388	$37,359

Note 4 — Accounts Receivable
     Accounts receivable, classified as current, consist of the following (in thousands):

	2004	2005
Contract billings	$150,060	$146,369
Retainage	10,708	10,223
Unbilled revenue	23,297	31,186

	184,065	187,778
Less allowance for doubtful accounts	19,026	15,946

Accounts receivable, net	$165,039	$171,832

     Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any retainage expected to be collected beyond a year is recorded in long-term other assets.

     Activity for the allowance for doubtful accounts is as follows (in thousands):

	For the Year Ended
	December 31,
	2004	2005
Allowance for doubtful accounts at beginning of year	$28,232	$19,026
Provision for doubtful accounts from continuing operations	4,439	1,620
Amounts charged against the allowance	(13,645)	(4,700)

Allowance for doubtful accounts at end of year	$19,026	$15,946

Note 5 — Property and Equipment
     Property and equipment including property and equipment under capital leases, is comprised of the following as of December 31, 2004 and 2005 (in thousands):

			Estimated
			Useful Lives
	2004	2005	(In Years)
Land	$4,942	$4,626
Buildings and leasehold improvements	8,401	8,147	5 - 40
Machinery and equipment	158,240	125,375	2 - 15
Office furniture and equipment	31,932	35,298	3 - 5

	203,515	173,446
Less accumulated depreciation	(140,549)	(125,419)

	$62,966	$48,027

     Concurrently with the sale of a property located in Orlando in September 2005, the Company entered into a one-year lease agreement with the buyer (“Orlando Lease”) at $9,000 per month. This transaction is a minor sale-leaseback as the present value of the rental payments is less that 10% of the property’s fair value. Accordingly, the Company recorded a gain on the sale of $900,000 related to this transaction in the year ended December 31, 2005.
     Property and equipment under capitalized leasing arrangements are depreciated over their estimated useful lives.
     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In 2003, 2004 and 2005, fair market value was based on disposals of similar assets and the review resulted in no impairment.
     A review of the carrying value of property and equipment was conducted during the fourth quarter of 2002 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This review was conducted in connection with the Company’s plan of exiting businesses that did not have adequate revenue or margins to support the desired level of profitability and consideration of changes in the business environment which caused change in the extent and manner in which these assets were being used. Depreciation expense was reduced by $5.8 million, $5.8 million and $0 for the years ended December 31, 2003, 2004 and 2005, respectively, from the amount of expense which would have been reported using the previous useful lives as a result of the change in estimate. This reduction is included in part in depreciation expense and in part in loss from discontinued operations.

Note 6 — Debt
     Debt is comprised of the following at December 31, 2004 and 2005 (in thousands):

	2004	2005
Revolving credit facility at LIBOR plus 3.25% (5.25%) and the bank’s prime rate plus 0.75% (8.0%) for 2004 and 2005, respectively	$—	$4,154
7.75% senior subordinated notes due February 2008	195,915	195,943
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	243	273

Total debt	196,158	200,370
Less current maturities	(99)	(4,266)

Long-term debt	$196,059	$196,104

Revolving Credit Facility
     The Company has a secured revolving credit facility for its operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million, subject to reserves of $5.0 million, and other adjustments and restrictions (the “Credit Facility”). The costs related to this amendment were $2.6 million and are being amortized over the life of the Credit Facility. The Credit Facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet.
     The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of December 31, 2004 and 2005, net availability under the Credit Facility totaled $25.5 million and $55.4 million, respectively, which includes outstanding standby letters of credit aggregating $66.8 million and $57.6 million in each period, respectively. At December 31, 2005, $53.1 million of the outstanding letters of credit were issued to support the Company’s casualty and medical insurance requirements or surety requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s assets and a pledge of the stock of certain of its operating subsidiaries. All wholly-owned subsidiaries collateralize the Credit Facility. At December 31, 2004 and 2005, the Company had outstanding draws under the Credit Facility of $0 and $4.2 million, respectively. The balance at December 31, 2005 was subsequently paid off in early January 2006 and through February 27, 2006, the Company has not borrowed any additional amounts under the Credit Facility. Interest under the Credit Facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
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
     The Company is required to be in compliance with a minimum fixed charge coverage ratio of 1.2 to 1.0 measured on a monthly basis and certain events are triggered if the net availability under the Credit Facility is under $20.0 million at any given day. The Company’s operations are required to comply with this fixed charge coverage ratio if these conditions of availability are not met. The Credit Facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of December 31, 2005 because at that time the net availability under the Credit Facility was $55.4 million as of December 31, 2005 and net availability did not reduce below $20.0 million on any given day during the period.
     Based upon the Company’s current availability, liquidity and projections for 2006, the Company believes it will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements in 2006. The Company is dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should the Company be unable to comply with the terms and conditions of the Credit Facility, it would be required to obtain further modifications of the Credit Facility or another source of financing to continue to operate. The Company may not be able to achieve its 2006 projections and thus may not be in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.

     The Company’s variable rate Credit Facility exposes it to interest rate risk. The Company had borrowings outstanding under the Credit Facility of $4.2 million at December 31, 2005; however, this balance was paid off in early January 2006 limiting our interest rate exposure.
Senior Subordinated Notes
     As of December 31, 2005, $195.9 million of the Company’s 7.75% senior subordinated notes due in February 2008, with interest due semi-annually is outstanding. The notes are redeemable, at the Company’s option at 101.292% of the face amount of the notes until February 1, 2006, and at 100% thereafter. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the Credit Facility. The Company has given the notice that on March 2, 2006, the Company will use $75.5 million of the net proceeds from the sale of the Company’s common stock to redeem a portion of the senior subordinated notes plus pay accrued interest. (see Note 17).
     The Company had no holdings of derivative financial or commodity instruments at December 31, 2005.
     The maturities of long-term debt obligations as of December 31, 2005 and excludes capital leases. The maturities are as follows (in thousands):

2006	$4,266
2007	161
2008	195,943

Total	$200,370

Note 7 — Lease Commitments
     The Company has operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense from continuing operations for the years ended December 31, 2003, 2004 and 2005 was approximately $18.5 million, $15.8 million and $14.2 million, respectively.
     The Company also has capital lease agreements for equipment that expire on various dates.
     Minimum future lease commitments under non-cancelable operating leases and future minimum capital lease payments, including effect of escalation clauses in effect at December 31, 2005 were as follows (in thousands):

	Operating Leases	Capital Leases
2006	$37,780	$429
2007	29,793	363
2008	15,396	363
2009	7,593	182
2010	2,561	—
Thereafter	3,147	—

Total minimum lease payments	$96,270	$1,337

Less amounts representing interest		156

		$1,181
Less current portion		429

		$752

     For leases with purchase options, the option to purchase equipment is at estimated fair market value. We have non-cancelable subleases for certain capital leases which are recorded in other assets. Future minimum leases received from subleases through January 2010 aggregated $3.0 million as of December 31, 2005 which is included in assets held for sale.
Note 8 — Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets in its Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, the Company wrote off approximately $12.3 million in goodwill (see Note 2) and the net investment in its Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. In addition to these impairment charges, the net loss from operations for the Brazil subsidiary was $21.8 million and $1.1 million for the years ended December 31, 2003 and 2004, respectively. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the year ended December 31, 2005, the Brazil subsidiary had no activity as the entity is in the process of liquidation.
     The following table summarizes the assets and liabilities of the Brazil operations as of December 31, 2004 and 2005 (in thousands):

	December 31,	December 31,
	2004	2005
Current assets	$290	$290
Non current assets	—	—
Current liabilities	19,455	19,455
Non current liabilities	2,170	2,170
Accumulated foreign currency translation.	(21,335)	(21,335)
     The following table summarizes the results of operations for the Brazil operations for the years ended December 31 (in thousands):

	2003	2004	2005
Revenue	$18,761	$—	$—
Cost of revenue	(20,846)	(5)	—
Operating expenses	(18,877)	(1,046)	—
Loss from operations before benefit for income taxes and minority interest minority interest	(20,962)	(1,051)	—
Benefit for income taxes	(2,584)	—	—
Minority interest	1,708	—	—

Net loss	$(21,838)	$(1,051)	$—

     During the fourth quarter 2004, the Company ceased performing new services in the network services operations and sold these operations in 2005. On May 24, 2005, the Company sold certain assets of its network services operations to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. The promissory note is included in other current assets in the consolidated balance sheet. The Company recorded a loss on sale of approximately $583,000, net of tax, in the year ended December 31, 2005. The loss on sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer. These operations have been classified as a discontinued operation in all periods presented. The net loss for the years ended December 31, 2003, 2004 and 2005, for the network services operations was $6.0 million, $3.0 million and $1.7 million, respectively.
     The following table summarizes the assets and liabilities of the network services operations as of December 31, 2004 and 2005 (in thousands):

	December 31,	December 31,
	2004	2005
Current assets	$4,464	$883
Non current assets	27	34
Current liabilities	2,753	816
Non current liabilities	—	—
Shareholder’s equity	1,738	101

     The following table summarizes the results of operations for the network services operations for the years ended December 31 (in thousands):

	2003	2004	2005
Revenue	$24,006	$17,046	$4,001
Cost of revenue	(27,728)	(16,435)	(3,938)
Operating and other expenses	(5,821)	(3,614)	(1,764)

Loss from operations before benefit for income taxes	$(9,543)	$(3,003)	$(1,701)
Benefit for income taxes	3,522	—	—

Net loss	$(6,021)	$(3,003)	$(1,701)

     On December 31, 2005, the executive committee of the Company’s board of directors voted to sell substantially all of its state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented, including the reclassification of results of operations from these projects to discontinued operations for the years ended December 31, 2003 and 2004. As of December 31, 2005, the carrying value of the subject net assets for sale was $44.9 million. This amount is comprised of total assets of $75.8 million less total liabilities of $30.9 million. During the year ended December 31, 2005, the Company wrote-off approximately $11.5 million in goodwill in connection with its decision to sell substantially all of these related projects and assets. The Company determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of its decisions on future operations and the Company’s decision to sell. The remaining net asset value was also reviewed by management in the year ended December 31, 2005 and the Company believes it properly reserved for inventory items that were considered obsolete, reserved for all receivables that appeared to be uncollectible and wrote-off fixed assets that were no longer in use or not saleable. In addition, the Company reviewed all projects in process to ensure estimated to complete amounts were accurate and all projects with an estimated loss were properly accrued. A review of the carrying value of property and equipment related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Management assumed a one year cash flow and estimated a selling price using a weighted probability cash flow approach based on management’s estimates. These estimates are subject to change in the future and if the Company is not able to sell these projects and assets at the estimated selling price or the cash flow changes because of changes in economic conditions, growth rates and terminal values, the Company may incur additional impairment charges in the future.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the state Department of Transportation operations as of December 31, 2004 and 2005 (in thousands):

	December 31,	December 31,
	2004	2005
Accounts receivable, net	$35,704	$44,906
Inventory	27,706	23,724
Other current assets	1,389	1,058

Current assets held for sale	$64,799	$69,688

Property and equipment, net	$6,337	$3,822
Goodwill	11,497	—
Long-term assets	5,936	2,327

Long-term assets held for sale	$23,770	$6,149

Current liabilities related to assets held for sale	$31,075	$30,099

Long-term liabilities related to assets held for sale	$1,128	$860

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued for the years ended December 31 (in thousands):

	2003	2004	2005
Revenue	$115,268	$106,611	$94,445
Cost of revenue	(115,297)	(109,461)	(106,183)
Operating expenses	(5,754)	(5,624)	(19,782)

Loss from operations before benefit for income taxes	$(5,783)	$(8,474)	(31,520)
Benefit for income taxes	2,134	—	—

Net loss	$(3,649)	$(8,474)	$(31,520)

Note 9 — Retirement and Stock Option Plans
     The Company has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company did not match employee contributions in 2003, 2004 and 2005. Commencing in the first quarter of 2006, the Company will begin to match contributions under the 401(k) plan. MasTec will match $0.50 on the dollar for the first 2% of the employee’s contribution.
     The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by each option for any stock splits or dividends.
     The Company has five stock option plans that have stock options outstanding as of December 31, 2005: the 1994 Stock Incentive Plan (the “1994 Plan”), the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 1999 Non-Qualified Option Plan (the “Non-Qualified Plan”), the 2003 Employee Stock Incentive Plan (the “2003 Plan”) and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees (the “2003 Non-Employee Plan”) and individual option agreements. Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years after grant and terminate no later than 10 years from the date of grant. The 1994 Plan and the Directors Plan expired in 2004 and no future stock options can be granted under these plans. Subsequent to December 31, 2005, the Company entered into the Deferred Fee Plan for its directors.
     The 2003 Non-Employee Plan was adopted in April 2003 and authorized granting of restricted stock to non-employees. The Company has reserved 2,500,000 shares of common stock for grant under the 2003 Non-Employee Plan which covers stock options or restricted stock awards. The Company grants restricted stock which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the period of the restrictions. Unearned compensation for the restricted stock is shown as a reduction of shareholders’ equity in the consolidated balance sheets. The Company approved the issuance of restricted stock to the board of directors and certain employees in 2005. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for performance-based options and restricted stock is a reduction of shareholders’ equity in the consolidated balance sheets. In the year ended December 31, 2005, the Company issued 15,000 shares of restricted stock to a key employee. The value of this issuance was approximately $141,600. One-third of the shares vested immediately. The remaining two-thirds are vesting over twenty-four months. In addition, in the year ended December 31, 2005, the Company issued 75,000 shares of restricted stock to other key employees. The value of the restricted stock is approximately $655,500 and is being expensed over the twenty-one month vesting period. The Company issued 4,841 shares of restricted stock to a new board member in October 2005. The value of this issuance in the amount of $50,000 is being expensed over three years (the vesting period). The Company issued 57,926 shares of restricted stock to its board members in 2004. The value of the restricted stock related to this issuance, which was valued at $294,000, is being expensed over the three year vesting period. Total unearned compensation related to restricted stock grants as of December 31, 2005 and 2004 is $650,814 and 254,612. Restricted stock expense for the years ended December 31, 2005, 2004 and 2003 is $450,905, $39,380 and $0, respectively.
     Under these plans there were a total of 7,590,793, 7,453,209 and 6,354,015 options available for grant at December 31, 2003, 2004 and 2005, respectively. In addition, there are 233,200 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $14.06 — $17.67 with terms up to 10 years. The 1997 Plan also allows eligible employees to purchase the Company’s common stock through payroll deductions or in a lump sum at a 15% discount from fair market value. The amount of compensation expense related to these transactions is immaterial.

     The following is a summary of all stock option transactions during the periods indicated:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding December 31, 2002	7,036,612	$15.32
Granted	2,812,000	7.28
Exercised	(171,176)	4.67
Canceled	(393,556)	19.23

Outstanding December 31, 2003	9,283,880	$12.91
Granted	610,500	9.01
Exercised	(343,839)	5.38
Canceled	(588,511)	13.38

Outstanding December 31, 2004	8,962,030	$12.80
Granted	1,370,500	9.70
Exercised	(452,815)	5.60
Canceled	(1,225,654)	14.19

Outstanding December 31, 2005	8,654,061	$12.54

     The weighted average fair value of stock options granted for 2004 and 2005 is $7.21 per share and $7.52 per share, respectively.
     The following table summarizes information about stock options outstanding as of December 31, 2005:

	Stock Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
$2.0050 - $2.2150	260,263	4.13	$2.0413	131,438	$2.0050
$2.2151 - $3.3400	150,000	3.62	$3.3400	150,000	$3.3400
$3.3401 - $4.8600	303,334	2.96	$4.4921	269,484	$4.4698
$4.8601 - $7.0900	605,850	6.60	$5.5490	383,040	$5.6349
$7.0901 - $10.5600	3,088,810	7.40	$8.9958	1,779,340	$9.0550
$10.5601 - $21.0417	3,643,433	3.41	$15.8072	3,629,933	$15.8127
$21.0418 - $36.8750	597,121	1.30	$28.7773	597,121	$28.7773
$36.8751 - $45.0833	5,250	1.38	$44.0120	5,250	$44.0120

$2.0050 - $45.0833	8,654,061	4.92	$12.5432	6,945,606	$13.6854

     As of December 31, 2005, we had 6,945,606 options which were exercisable at a weighted average exercise price of $13.69 per share. As of December 31, 2004, we had 6,607,516 options which were exercisable at a weighted average exercise price of $14.68 per share.
Note 10 — Equity Investment
     In September 2004, MasTec purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first quarterly contingent payment was paid on January 10, 2006 in the amount of $925,000. This amount is included in accrued expenses and other assets at December 31, 2005. In addition, the Company is responsible for 49% of the venture’s net operating capital needs until the venture is self funded. The venture has been self funded since the beginning of 2005 and the Company does not expect to fund the venture’s operating needs in the future based on results to date. The venture is intended to strengthen relationships with existing and future customers, and increase Company sales.
     As of December 31, 2005, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.

     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the financial and operational policies of this limited liability company. The Company recognized approximately $285,000 of investment income in the year ended December 31, 2005. As of December 31, 2005, the Company had an investment balance of approximately $5.3 million in relation to this investment which is included in other assets in the consolidated financial statements.
     Based upon the lack of significance to the financial information of the Company, no summary financial information for this equity investment has been provided.
Note 11 — Income Taxes
     The benefit for income taxes from continuing operations consists of the following (in thousands):

	2003	2004	2005
Current:
Federal	$2,339	$2,312	$39
Foreign	(2,237)	(1,015)	(322)
State and local	4,968	251	220

	5,070	1,548	(63)

Deferred:
Federal	(8,888)	(2,267)	(39)
Foreign	(562)	1,015	322
State and local, net of valuation provisions	(1,789)	(296)	(220)

	(11,239)	(1,548)	63

Benefit for income taxes	$(6,169)	$—	$—

     The tax effects of significant items comprising our net deferred tax asset as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005
Deferred tax assets:
Non-compete	$3,709	$3,356
Bad debts	8,080	6,906
Accrued self insurance	19,143	19,762
Operating loss and tax credit carry forward	73,390	81,736
Other	4,853	3,738
Goodwill	3,972	—
Valuation Allowance	(32,349)	(33,863)

Subtotal	80,798	81,635
Deferred tax liabilities:
Accounts receivable retainage	6,642	6,013
Property and equipment	10,301	6,470
Basis differences in acquired assets	409	407
Other	6,607	5,620
Goodwill	—	6,349

Total deferred tax liabilities	23,959	24,859

Net deferred tax asset	$56,839	$56,776

     At December 31, 2005, the Company has approximately $175.8 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. The Company has net operating loss carryforwards for U.S. state and local purposes that expire from 2006 to 2025. Additionally, the Company has approximately $10.0 million of net operating loss carryforwards for Canadian income tax purposes that expire beginning in 2010.
     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2004 and 2005, valuation allowances of $32.3 million and $33.9 million have been recorded.

     A reconciliation of U.S. statutory federal income tax rate related to pretax (loss) income from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2003	2004	2005
U.S. statutory federal rate applied to pretax (loss) income from continuing operations	(35)%	(35)%	35%
State and local income taxes	(3)	(11)	5
Amortization and impairment	—	—	—
Non-deductible expenses	1	5	4
Effect of non U.S operations	1	1	(7)
Worthless stock deduction	—	(78)	—
Other	—	5	3
Valuation allowance for deferred tax assets	13	113	(40)

Benefit for income taxes	(23)%	0%	0%

Note 12 — Operations by Geographic Areas and Segments
     The Company manages its business on a project basis. All of the Company’s projects have been aggregated into one reportable segment as a specialty trade contractor. The Company provides services to its customers in the communications, utilities and government industries. Revenue for customers in these industries is as follows (in thousand):

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Communications	$495,743	$591,235	$679,569
Utilities	198,583	175,314	116,020
Government	17,886	40,635	52,457

	$712,212	$807,184	$848,046

     During the years ended December 31, 2003, 2004 and 2005, the Company operated in the United States, Canada and the Cayman Islands. In 2003, the Company became engaged in a single project in Mexico which the Company completed shortly after December 31, 2003. In 2003, the Company had operations in Brazil. In 2004, the Company ceased performing contractual services in Brazil, abandoned all assets in the Brazil subsidiary and made a determination to exit the Brazil market. The following table reflects financial information for U.S. and foreign operations in continuing operations. Over the past three years, the Company has continued to reduce capital expenditures of long-lived assets and have placed greater reliance on operating leases to meet equipment needs.

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Revenue:
United States	$684,587	$790,965	$836,539
Foreign	27,625	16,219	11,507

	$712,212	$807,184	$848,046

	As of December 31,
	2004	2005
	(In thousands)
Long Lived Assets:
United States	$62,089	$47,513
Foreign	877	514

	$62,966	$48,027

Note 13 — Commitments and Contingencies
     In the second quarter of 2004, complaints for a purported class action were filed against the Company and certain of its officers in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Southern District of New York. These cases have been consolidated by court order in the Southern District of Florida. The complaints allege certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, related to prior period earnings reports. On January 25, 2005, a motion for leave to file a Second Amended Complaint was filed by Plaintiffs which motion the Court granted. Plaintiffs filed their Second Amended Complaint on February 22, 2005. Plaintiffs contend that the Company’s financial statements during the purported class period of August 12, 2003 to May 11, 2004 were materially misleading in the following areas: 1) the financial statements for the third quarter of 2003 were allegedly overstated by $5.8 million in revenue from unapproved change orders from a variety of our projects; and 2) the financial statements for the second quarter of 2003 were overstated by approximately $1.3 million as a result of the intentional overstatement of revenue, inventories and work in progress at the Company’s Canadian subsidiary; all of which are related to the restatements the Company announced in its annual report on Form 10-K for the year ended 2003. Plaintiffs seek damages, not quantified, for the difference between the stock price Plaintiffs paid and the stock price Plaintiffs believe they should have paid, plus interest and attorney fees. The Company believes the claims are without merit. The Company will vigorously defend these lawsuits but may be unable to successfully resolve these disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation.
     As is often the case, the SEC has requested that the Company voluntarily produce certain documents in connection with an informal inquiry related to the restatements of our financial statements. The Company has responded to the requests for documents and is fully cooperating.
     On July 28, 2004, the Company’s board of directors received a demand from a shareholder that the board take appropriate steps to remedy breaches of fiduciary duty, mismanagement and corporate waste, all arising from the same factual predicate set out in the shareholder class actions described above. On November 18, 2004, its board of directors authorized its executive committee to establish appropriate procedures and form a special litigation committee, as contemplated by Florida law, to investigate these allegations and to determine whether it is in its best interest to pursue an action or actions based on said allegations. On December 22, 2004, a derivative action was filed by the shareholder. On January 10, 2005, its executive committee formed a special litigation committee to investigate this matter. By agreement of counsel, the derivative action has been stayed and the special litigation committee investigation suspended until the stay is lifted.
     The Company contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders submitted to the County on or after November 29, 2003 for additional work. In February 2004, the Company declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed in the Federal District Court action for breach of contract and other causes. The amount of revenue recognized on the Coos County project that remained uncollected at December 31, 2005 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, the Company also has additional claims for payment and interest in excess of $6.0 million, including all of its change order billings and retainage, which it has not recognized as revenue but which it believes is due to the Company under the terms of the contract. The matter is currently the subject of court ordered mediation which began in February 2006 and is expected to extend into the second quarter of 2006.
     The Company was made party to a number of citizen initiated actions arising from the Coos County project. A complaint alleging failure to comply with prevailing wage requirements was issued by the Oregon Bureau of Labor and Industry. This matter was filed with the state court in Coos County. Due to the early stage of this litigation, any potential loss cannot presently be determined.
     A number of individual property owners brought claims in Oregon state courts against the Company for property damages and related claims; a number of citizens’ groups brought an action in Federal District Court for alleged violations of the Clean Water Act. The individual property claims have been settled. In connection with the Coos County pipeline project, the United States Army Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to the Company with respect to the County’s project. A cease and desist order was issued by the Corps on October 31, 2003 and addressed sedimentary disturbances and the discharge of bentonite, an inert clay mud employed for this kind of drilling, resulting from directional boring under stream beds along a portion of the natural gas pipeline route then under construction. The County and MasTec received a subsequent cease and desist order from the Corps on December 22, 2003. The order addressed additional sedimentary discharges caused by clean up efforts along the pipeline route. MasTec and the County were in substantial disagreement with the United States Army Corps of Engineers and the Oregon Division of State Land as to whether the subject discharges were permitted pursuant to Nationwide Permit No. 12 (utility line activities) or were otherwise prohibited pursuant to the Clean Water Act. However, the Company has cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Corps of Engineer and Oregon Division of State Land notices or complaints focused for the largest part on runoff from the construction site and from nearby construction spoil piles which may have increased sediment and turbidity in adjacent waterways and roadside ditches. Runoff was the result of extremely wet and snowy weather, which produced exceptionally high volumes of runoff water. MasTec employed two erosion control consulting firms to assist. As weather permitted and sites became available, MasTec moved spoil piles to disposal sites. Silt fences, sediment entrapping blankets and sediment barriers were employed in the meantime to prevent sediment runoff. Ultimately, when spring weather permitted, open areas were filled, rolled and seeded to eliminate the runoff. Through December 31, 2005 mitigation efforts have cost MasTec approximately $1.4 million. These costs were included in the costs on the project at December 31, 2005 and December 31, 2004. No further mitigation expenses are anticipated. Additional liability may arise from fines or penalties assessed, or to be assessed by the Corps of Engineers. The County accepted a fine of $75,000 to settle this matter with the Corps of Engineers; the County has not concluded with the Oregon Department of Environmental Quality. No fines or penalties have been assessed against the Company by the Corps of Engineers to date. MasTec is currently involved in settlement discussions with the Corps of Engineers but can provide no assurance that a favorable settlement will be reached. On August 9, 2004, the Oregon Division of State Land Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America settled this matter for approximately $68,000.
     The potential loss for all unresolved Coos Bay matters and unpaid settlements reached described above is estimated to be $125,000 at December 31, 2005, which has been recorded in the consolidated balance sheet as accrued expenses.
     In June 2005, the Company posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against the Company for damages plus attorney’s fees resulting from a break in a Citgo pipeline. The Company seeks a new trial and reduction in the damages award. The Company will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.1 million, of which $100,000 is recorded in the consolidated balance sheet as of December 31, 2005, as accrued expenses.
     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, its chairman, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. The Company is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($92.5 million at December 31, 2005). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Its directors’ and officers’ insurance carrier reimbursed us in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.
     In 2003, the Company’s quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by its customers. The revenue restatement was related to restated Canada revenue, and projects performed for ABB Power, MSE Power Systems, and the University of California. Recovery of this revenue and related revenue from subsequent periods not restated is now the subject of several independent collection actions. The Company experienced a revenue adjustment resulting from correction of intentionally overstated work in progress and revenue in an amount of $1.3 million in a Canadian subsidiary. The individuals responsible for the overstatement were terminated and an action against them has been brought to recover damages resulting from the overstatement. The Company provided services to ABB Power, in the amount $2 million, now subject to dispute. The parties are scheduled to arbitrate this matter in mid-2006. An action has been brought against MSE Power Systems in New York state court. The Company provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. The Company has recovered $1.3 million from MSE in settlement on three of these projects and expects to arbitrate the balance of this dispute, related to two Pennsylvania projects, in mid-2006. The Company experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Judgment in favor of the Company, in the amount of $1.77 million, was awarded after a jury verdict rendered January 24, 2006. This judgment is currently the subject of post-judgment motions at the trial court level.

     The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.
     The Company is required to provide payment and performance bonds in connection with some of its contractual commitments related to projects in process. At December 31, 2005, the cost to complete on the $327.6 million performance and payment bonds outstanding was $89.2 million.
     On January 1, 2002, MasTec entered into an employment agreement with Austin J. Shanfelter relating to his employment as President and Chief Executive Officer. The employment agreement was extended in November 2005. The agreement extends the term of his original agreement through March 31, 2007 unless earlier terminated, and provides that Mr. Shanfelter will be paid an annual salary of $600,000. The agreement also provides for a bonus to be paid pursuant to an incentive performance bonus plan to be agreed upon and stock options pursuant to MasTec’s stock option plans. Following termination of employment, the agreement provides for a two-year consulting period at $500,000 per year. Additionally, if there is a change of control of MasTec during the employment term, he will be entitled to all of the unpaid portion of his salary for the remaining term of the agreement, to the consulting fees, any unpaid portion of the initial bonus and the deferred compensation amount and to immediate vesting of any previously unvested options. The agreement also contains gross-up for any excise taxes, confidentiality, non-competition and non-solicitation provisions.
     On January 1, 2002, MasTec entered into an employment agreement with Donald P. Weinstein relating to his employment as Executive Vice President and Chief Financial Officer. On January 7, 2004 (but effective as of December 1, 2003), the Company entered into an amended employment agreement with Mr. Weinstein. The agreement was for a term of three years and provided that Mr. Weinstein would be paid an annual base salary of $300,000 (with annual cost of living increases). Additionally, Mr. Weinstein was entitled to receive a total of $600,000 of deferred compensation over the term of the contract and was to be entitled to participate in a bonus plan for senior management, and would be entitled to a minimum annual performance bonus of $50,000 per year. Mr. Weinstein resigned effective March 11, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Weinstein pursuant to which the Company paid him his base salary of $300,000 through December 2004, provided him with certain employee and insurance benefits and provided for the vesting of his stock options. The severance agreement was approved by the Compensation Committee on July 16, 2004. As a result of Mr. Weinstein’s severance agreement, the Company recorded $199,500 in stock compensation expense in the year ended December 31, 2004 related to the extension of the exercise period on Mr. Weinstein’s stock options. In addition, a severance accrual was recorded for $300,000 as of March 11, 2004 which has been fully paid as of December 31, 2005.
     In July 2002, MasTec entered into an employment agreement with Eric J. Tveter as Executive Vice President and Chief Operations Officer with a two year term at an annual base salary of $300,000 (with annual cost of living increases) and a grant of 50,000 stock options, a guaranteed bonus for the year 2002 equal to one half of his base salary paid to him during the year 2002 and the right to participate in MasTec’s bonus plan for senior management beginning January 1, 2003. The agreement also contained noncompete and nonsolicitation provisions for a period of two years following the term of the agreement. Mr. Tveter resigned his position with the company on March 22, 2004. In connection therewith, the Company entered into a severance agreement with Mr. Tveter pursuant to which the Company paid him severance of $33,134 during 2004, paid his regular salary through July 14, 2004 at an annual rate of $306,837, provided him with certain employee benefits and provided for the vesting of his stock options. The Compensation Committee approved Mr. Tveter’s severance agreement on April 15, 2004 which will be the new measurement date of his stock options. As a result of Mr. Tveter’s severance agreement, the Company recorded approximately $216,800 in stock compensation expense in the year ended December 31, 2004 related to the extension of the exercise period on Mr. Tveter’s stock options. In addition, a severance accrual was recorded as of March 22, 2004 for approximately $173,000 which has been fully paid as of December 31, 2005.
     On October 12, 2004, MasTec entered into an employment agreement with C. Robert Campbell relating to his employment as Executive Vice President and Chief Financial Officer. The agreement expires on January 17, 2007 unless earlier terminated, and provides that Mr. Campbell will be paid an annual salary of $350,000 and an initial bonus of $75,000 upon execution of the employment agreement. The agreement also provides for a minimum annual performance bonus of $50,000 per year and stock options pursuant to MasTec’s stock option plans. Following termination of employment without cause or good reason, he will receive his base salary from the date of termination for a period of twelve months. If the agreement is terminated by the Company not renewing or extending the employment agreement then the executive shall be entitled to severance benefits for a period of six months from the termination date. If there is a change of control of MasTec during the employment term, the executive will be entitled to one and a half times the unpaid portion of his salary for the greater of twelve months or the remaining term of the agreement and to immediate vesting of any previously unvested options. The agreement also contains confidentiality, non-competition and non-solicitation provisions.
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
     On November 16, 2005, MasTec entered into an employment agreement with Alberto de Cardenas relating to his employment as Executive Vice President and General Counsel. The agreement expires on December 31, 2007 unless earlier terminated, and provides that Mr. de Cardenas will be paid an annual salary of $290,000. The agreement also provides for annual performance bonuses of up to 50% of his base salary with a minimum annual bonus of $50,000 for each of 2005 and 2006 and stock options pursuant to MasTec’s stock option plans. Following termination of employment without cause or good reason, he will receive his base salary from the date of termination for a period of twelve months. If MasTec fails to renew the agreement, he is entitled to severance benefits for a period of six months from the termination date. If there is a change of control of MasTec during the employment term, he will be entitled to one and a half times the unpaid portion of his salary for the greater of twelve months or the remaining term of the agreement and to immediate vesting of any previously unvested options. The agreement also contains confidentiality, non-competition and non-solicitations.
Note 14 — Concentrations of Risk
     The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the telecommunications and broadband industries, collectibility of receivables, competition within our industry, the nature of our contracts (which do not obligate our customers to undertake any infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities.
     The Company has more than 400 customers which include some of the largest and most prominent companies in the communications, utilities and government industries. The Company’s customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.
     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the year ended December 31, 2005, 52.0% of the Company’s total revenue was attributed to three customers. Revenue from these three customers accounted for 31.8%, 10.2% and 10.0% of total revenue for the year ended December 31, 2005. During the year ended December 31, 2004, 38.2% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 24.3% and 13.9% of the total revenue for the year ended December 31, 2004. During the year ended December 31, 2003, 30.4% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 16.5% and 13.9% of total revenue for the year ended December 31, 2003.
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of customers that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of December 31, 2005, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.5 million net of $8.0 million in specific reserves. As of December 31, 2004, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $15.1 million net of $9.0 million in specific reserves. Specific reserves decreased since December 31, 2004 due to the recovery of $1.1 million in the year ended December 31, 2005 related to a bankruptcy secured claim being finalized. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $15.9 million and $19.0 million as of December 31, 2005 and December 31, 2004, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.
Note 15 — Quarterly Information (Unaudited)
     The following table presents unaudited quarterly operating results for the years ended December 31, 2004 and 2005. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2004 and 2005. The quarterly information has been adjusted for the reclassification of the net loss of the Brazil subsidiary and the network services operations and substantially all of the state Department of Transportation related projects and assets to discontinued operations.

	2004 Quarter Ended				2005 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)				(In thousands, except per share data)
Revenue	$169,396	$198,740	$218,980	$220,338	$193,976	$209,660	$220,969	$223,442
(Loss) income from continuing operations	$(20,084)	$1,447	$5,310	$(4,417)	$(5,443)	$5,159	$10,754	$8,135
Loss from discontinued operations	$(25,982)	$(2,187)	$(1,087)	$(2,438)	$(6,571)	$(4,043)	$(3,005)	$(19,602)

Net (loss) income	$(46,066)	$(740)	$4,223	$(6,855)	$(12,014)	$1,116	$7,749	$(11,467)

Basic net (loss) income per share:
Continuing Operations	$(0.41)	$0.03	$0.11	$(0.09)	$(0.11)	$0.10	$0.22	$0.17
Discontinued Operations	$(0.54)	$(0.05)	$(0.02)	$(0.05)	$(0.14)	$(0.08)	$(0.06)	$(0.40)

Total basic net loss per share	$(0.95)	$(0.02)	$0.09	$(0.14)	$(0.25)	$0.02	$0.16	$(0.23)

Diluted net (loss) income per share:
Continuing Operations	$(0.41)	$0.03	$0.11	$(0.09)	$(0.11)	$0.10	$0.22	$0.16
Discontinued Operations	$(0.54)	$(0.04)	$(0.02)	$(0.05)	$(0.14)	$(0.08)	$(0.06)	$(0.39)

Total diluted net loss per share	$(0.95)	$(0.01)	$0.09	$(0.14)	$(0.25)	$0.02	$0.15	$(0.23)

     In the fourth quarter of 2004, the Company recorded $1.0 million of bad debt expense based on the Company’s write off history, the Company accrued losses incurred on construction projects in the amount of approximately $1.1 million due to projected losses and changes in estimates made in 2005, wrote off approximately $600,000 of fixed assets as a result of physical inventories and recorded approximately $2.0 million in legal settlements and legal fees related to various litigation.
     In the fourth quarter of 2005, the Company recorded a write-down of goodwill in the amount of $11.5 million in connection with its decision to sell substantially all of our state Department of Transportation related projects and assets. In addition, the remaining asset value was also reviewed and write-downs related to uncollected receivables, non-saleable inventory and fixed assets were also recorded. The Company also accrued losses incurred on construction projects in the amount of $1.0 million. Income from continuing operations in the fourth quarter includes $1.1 million of bad debt expense based upon the Company’s write-off history and the Company wrote off approximately $800,000 of fixed assets as a result of physical inventories performed in the fourth quarter. The Company also recorded a gain of $1.1 million in the fourth quarter 2005 related to a sale of property (see Note 5).
Note 16 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the period from January 1, 2005 through June 4, 2005, MasTec paid Neff $328,013. During the years ended December 31, 2003 and 2004, MasTec paid Neff approximately $26,000 and $1.7 million, respectively for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

     Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50,000,000. Mr. Mas and his spouse are the insureds under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover the greater of (i) all premiums it pays on the policies plus interest equal to four percent, compounded annually, or (ii) the cash surrender value of the life insurance policy immediately prior to the death of the survivor of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec.
     Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on a life insurance policy with a face amount of $80,000,000, $60,000,000 of which is subject to the agreement and the remaining $20,000,000 is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the cash surrender value of the life insurance policy immediately prior to the death of the survivor of the insured. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. An amount equal to $60,000,000 of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to MasTec. In 2003, 2004 and 2005, MasTec paid $1,303,783, $1,135,092 and $582,119 in premiums in connection with the split dollar agreements for Jorge Mas.
     On November 1, 2002, MasTec and Jorge Mas entered into a deferred bonus agreement in which MasTec agreed to pay Mr. Mas a bonus in the event that the split dollar agreements Mr. Mas had entered into with MasTec were terminated for any reason other than his death. The amount of the bonus is equal to the total premiums made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
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
     On November 1, 2002, MasTec and Austin Shanfelter entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18,000,000. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled, upon the death of the insured, to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually or (ii) the cash surrender value of the life insurance policy immediately prior to the death of the survivor of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. MasTec will make the premium payments for the term of the agreement or until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) the six year anniversary of the agreement. In 2003, 2004 and 2005, MasTec paid approximately $500,000 in premiums in connection with the split dollar agreement for Mr. Shanfelter and his family in each of the years.
     On November 1, 2002, MasTec and Austin Shanfelter entered into a deferred bonus agreement in which MasTec agreed to pay Mr. Shanfelter a bonus in the event that the split dollar agreements Mr. Shanfelter had entered into with MasTec were terminated for any reason other than his death. The amount of the bonus is equal to the total premiums made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
     Effective as of July 16, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy with an aggregate face amount of $10.0 million. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the cash surrender value of the life insurance policy immediately prior to the death of the survivor of the insured’s. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations.

MasTec has agreed to make the premium payments until at least July 15, 2009. In 2004 and 2005, MasTec paid approximately $150,000 in premiums in connection with the split dollar agreement for Mr. Jose Mas in each of the years.
Note 17 — Subsequent Events
Sale of the Company’s Common Stock
     On January 24, 2006, the Company completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale are approximately $156.4 million after deducting underwriting discounts and offering expenses. The Company used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described below. On March 2, 2006, the Company will use $75.5 million of the net proceeds of the public offering to redeem a portion of its 7.75% senior subordinated notes due February 2008. The Company expects to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes.
Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, the Company acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which it refers to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $7.5 million of MasTec common stock (637,214 shares based on the closing price of the Company’s common stock of $11.77 per share on January 27, 2006), $645,000 of estimated transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, the Company agreed to use its best efforts to register for resale the MasTec common stock issued as part of the purchase price within 120 days after the closing of the acquisition.
     DSSI, which had revenues exceeding $50 million in 2005 (unaudited), was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. These markets are contiguous to areas in which the Company is active with similar installation services. Following the DSSI acquisition, the Company provides installation services from the mid-Atlantic states to South Florida.
     The preliminary purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components on January 31, 2006 (unaudited) (in thousands):

Net assets	$2,750
Non-compete agreement	654
Goodwill	23,241

$26,645

     The operations of DSSI are immaterial to the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On September 2, 2004, we filed a Current Report on Form 8-K (as amended on September 24, 2004) reporting that on August 30, 2004, Ernst & Young LLP, our independent registered public accountants, would resign as our auditors following the completion of services related to the audit of MasTec North America, Inc. The Form 8-K reported that there were no disagreements between us and Ernst & Young LLP involving any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On September 24, 2004 our Audit Committee engaged BDO Seidman LLP to serve as our independent registered public accountants for the 2004 fiscal year.
Item 9A. Controls and Procedure
     Evaluation of Disclosure Controls and Procedures — As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
     Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal control over financial reporting is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. MasTec’s internal control over financial reporting includes those policies and procedures that:
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
     As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The results of management’s assessment and review were reported to the Audit Committee of the Board of Directors. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
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
Report of Independent Registered Public Accounting Firm
MasTec, Inc.
Coral Gables, FL
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that MasTec, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, management’s assessment that MasTec, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005 and our report dated February 27, 2006 expressed an unqualified opinion.
BDO SEIDMAN, LLP
Miami, Florida
February 27, 2006

Item 9B. Other Information
     None
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.
Item 11. Executive Compensation
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2005 which include the 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, 1997 Annual Incentive Compensation Plan, 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, 1999 Non-Qualified Employee Stock Option Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees and individual option agreements. The 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, the 1997 Annual Incentive Compensation Plan, 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price	Equity Compensation
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,620,658 (1)	$11.06	7,098,468 (3)
Equity compensation plans not approved by security holders	2,033,403 (2)	$17.39	1,148,610 (4)

Total	8,654,061		8,247,078

(1)	Represents 2,737,048 shares issuable under the 1994 Stock Incentive Plan, 384,750 shares issuable under the 1994 Stock Option Plan for Non-Employee Directors, 2,881,360 shares issuable under the 2003 Employee Stock Incentive Plan, and 617,500 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees.

(2)	Represents 1,800,203 shares issuable under the 1999 Non-Qualified Employee Stock Option Plan and 233,200 shares issuable under the Individual Option Grants.

(3)	Under the 2003 Employee Stock Incentive Plan, the Amended and Restated 2003 Stock Incentive Plan for Non-Employees and the 1997 Annual Incentive Compensation Plan, 3,778,735, 1,819,733, 1,500,000 shares, respectively, remain available for future issuance. We are no longer issuing options under the 1994 Stock Option Plan for Non-Employee Directors and the 1994 Stock Incentive Plan. We have never issued any shares under the 1997 Annual Incentive Compensation Plan and have no current plans to do so.

(4)	Under the MasTec, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, and 1999 Non-Qualified Employee Stock Option Plan, 250,511, 142,552, and 755,547 shares, respectively, remain available for future issuance.
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

     Non-Employee Directors’ Stock Plan. The MasTec, Inc. Non-Employee Directors’ Stock Plan adopted in 1999 permits non-employee directors to elect to receive all or a specified percentage of any director fees paid for each year of service on the board in shares of our common stock. The number of shares issued to each non-employee director is determined by dividing the director’s fees owed to such director by the fair-market value of a share of common stock on the date of the issue. The shares issued are delivered to the non-employee director and the non-employee director has all the rights and privileges of a stockholder as to the shares. The shares are immediately vested upon grant and are not forfeitable to us. The maximum number of shares of common stock that may be issued under the plan is 150,000. As of December 31, 2005, 142,552 shares remained available for issuance under this plan.
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
     The plan provides for the termination of all outstanding options whether or not vested in the event of a termination of employment, and permits the Committee to take certain actions in the event of a change of control to ensure fair and equitable treatment of the employees who hold options granted under the plan, including accelerating the vesting of any outstanding option, offering to purchase any outstanding option and making other changes to the terms of the outstanding options. As of December 31, 2005, 755,547 shares remained available for issuance under this plan.
     Deferred Fee Plan. The Deferred Fee Plan became effective on January 1, 2006. Under the terms of the Deferred Fee Plan, directors may elect to defer the receipt of cash and stock fees for their services as directors. Each director may elect the type of fees to be deferred, the percentage of such fees to be deferred, and the form in which the deferred fees and any earnings thereon are to be paid. Deferred cash fees may be directed to a deferred cash account or a deferred stock account (or both). Deferred stock fees may only be directed to a deferred stock account. Elections to defer fees remain in force, unless amended or revoked within the required time periods.
     The deferred cash account will be credited with interest on the cash balance at the end of each calendar quarter. The interest rate is equal to the rate of interest payable by us on our revolving credit facility, as determined as of the first day of each calendar quarter. The deferred stock account will be credited with stock dividends (or with cash dividends that are converted to deferred stock credits pursuant to the plan.)
     Distribution of a director’s cash and stock accounts will begin on January 15 of the year following the directors’ termination of all services with us. Distributions from the deferred stock account will be made in cash. Distribution will either be made in a lump-sum payment or in up to five consecutive installments as elected by the director.
     Individual Option Grants. We have entered into various option agreements with non-employee directors, advisors and other parties in connection with providing certain services, acquisitions and other matters. Such options have various vesting schedules and exercise prices and have been included in the equity compensation plan table above.
     The other information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements — the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on page 44 through 74.

	2.
Financial Statement Schedules — The financial statement schedule information required by Item 14(a)2 is included as part of “Note 4 — Accounts Receivable” of the Notes to Consolidated Financial Statements.

	3.	Exhibits including those incorporated by reference:

Exhibits	Description
3.1	Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

3.2
Second Amended and Restated Bylaws of MasTec, Inc. Amended and Restated as of May 30, 2003, filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 2003 and filed with the SEC on August 14, 2003 and incorporated by reference herein.

4.1
Indenture, dated as of February 4, 1998, between the Registrant and First Trust National Association, as trustee, relating to the Registrant’s 7.75% Senior Subordinated Notes due 2008 filed as Exhibit 4.2 to our Registration Statement on Form S-4 (Registration No. 333-46361), filed on February 13, 1998, and incorporated by reference herein.

10.1+	1994 Stock Incentive Plan filed as Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.2+	1994 Stock Option Plan for Non-employee Directors filed as Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.3+	1997 Non-Qualified Employee Stock Purchase Plan filed as Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.4+
1999 Non-Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.5+	1999 Non-Qualified Employee Stock Option Plan filed as Exhibit 10.5 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.6+	Non-Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.7
Revolving Credit and Security Agreement dated as of January 22, 2002 between MasTec, certain of its subsidiaries, and Fleet Financial Corporation as agent filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the SEC on March 28, 2002 and incorporated by reference herein.

10.8
Assumption and Amendment Agreement to Revolving Credit and Security Agreement dated February 7, 2002 filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001, and filed with the SEC on March 28, 2002 and incorporated by reference herein.

10.9
Amendment No. 2 to the Revolving Credit and Security Agreement dated as of October 25, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.10
Amendment No. 3 and Consent to the Revolving Credit and Security Agreement dated as of November 1, 2002 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.11
Amendment No. 4 to the Revolving Credit and Security Agreement dated as of March 6, 2003 between MasTec, Inc., certain of its subsidiaries, and Fleet Financial Corporation as agent, filed as Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.12+
Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 20, 2002, and filed with the SEC on November 14, 2002 and incorporated by reference herein.

10.13+	Severance Agreement with Jose Sariego dated as of December 31, 2002, filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.14+
Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

Exhibits	Description
10.15+
Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.16+
Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.17+	2003 Employee Stock Incentive Plan, filed as Appendix B to our definitive proxy statement for our 2003 Annual Meeting of Shareholders, dated April 25, 2003 and incorporated by reference herein.

10.18
Amendment No. 5 to our Revolving Credit and Security Agreement dated as of September 18, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

10.19+
Amended and Restated 2003 Stock Incentive Plan for Non-Employees, filed as Appendix A to our definitive proxy statement for a Special Meeting of Shareholders, dated November 17, 2003 and incorporated by reference herein.

10.20
Amendment No. 6 to the Revolving Credit and Security Agreement dated as of December 29, 2003 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation as agent, filed as Exhibit 10.2 to our Registration Statement on Form S-3 (file no. 333-111845) and incorporated by reference herein.

10.21+
Employment Agreement with Donald Weinstein entered into as of December 1, 2003, filed as Exhibit 10.1 to the Registration Statement on Form S-3 on January 12, 2004 and incorporated by reference herein.

10.22
Amendment No. 7 to the Revolving Credit and Security Agreement dated as of July 22, 2004 between MasTec, Inc., certain of its subsidiaries and Fleet Financial Corporation, as agent, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.23+
Separation Agreement and General Release entered into as of March 22, 2004 between MasTec, Inc. and Eric J. Tveter, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.24+
Separation Agreement and General Release entered into as of March 11, 2004 between MasTec, Inc. and Donald P. Weinstein, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.25+
Separation Agreement and General Release entered into as of August 7, 2001 between MasTec, Inc. and Joel Citron, filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.26	Amendment No. 8 to Revolving Credit and Security Agreement dated October 4, 2004, filed as Appendix A to our Form 8-K filed October 8, 2004 and incorporated by reference herein.

10.27+	Employment Agreement, dated October 12, 2004 between C. Robert Campbell and MasTec, Inc., filed as Appendix A to our Form 8-K filed October 21, 2004.

10.28
Amendment No. 9 to Revolving Credit and Security Agreement dated December 29, 2004, filed as Exhibit 10.28 to our Form 10-Q for the three months ended September 30, 2004 and incorporated by reference herein.

10.29+
Employment Agreement dated January 3, 2005 between Gregory S. Floerke and MasTec, Inc. filed as Exhibit 10.29 to our Form 8-K, filed with the SEC on January 7, 2005 and incorporated by reference herein.

10.30+
Split-Dollar Agreement effective July 16, 2004 between MasTec, Inc and Jose Mas, filed as Exhibit 10.30 to our Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 31, 2005 and incorporated by reference herein.

10.31
Amendment No. 10 to Revolving Credit and Security Agreement dated March 17, 2005, filed as Exhibit 10.31 to our Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 31, 2005 and incorporated by reference herein.

10.32+
Employment Agreement dated February 1, 2004 between Michael G. Nearing and MasTec, Inc. , filed as Exhibit 10.32 to our Form 10-Q for the quarter ended March 31, 2005 and filed with the SEC on May 10, 2005, and incorporated by reference herein.

10.33
Amended and Restated Loan and Security Agreement dated as of May 10, 2005 between MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent, filed as Exhibit 10.1 to our Form 8-K filed with the SEC on May 12, 2005 and incorporated by reference herein.

10.33+
Amendment to Employment Agreement dated November 3, 2005 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.34+
Employment Agreement dated November 16, 2005 between MasTec, Inc. and Alberto de Cardenas filed as Exhibit 10.34 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.35+
Employment Agreement by and between MasTec, Inc. and Eric J. Tveter dated July 15, 2002 filed as Exhibit 10.2 to our Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.

Exhibits	Description
10.36+
Second Amendment to Employment Agreement dated December 19, 2005 by and between MasTec, Inc. and Austin J. Shanfelter filed as Exhibit 10.36 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.37+	1997 Annual Incentive Compensation Plan filed as Exhibit 10.37 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.38+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.39
Asset Purchase Agreement dated December 30, 2005, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.40+
Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Jorge Mas filed as Exhibit 10.40 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.41+
First Amendment to Deferred Bonus Agreement dated January 6, 2006 between MasTec Inc. and Jorge Mas filed as Exhibit 10.41 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.42+
Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.42 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.43+
First Amendment to Deferred Bonus Agreement dated January 6, 2006 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.43 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.44+
First Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated September 15, 2003 filed as Exhibit 10.44 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.45+
Second Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated January 6, 2006 filed as Exhibit 10.45 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.46+
First Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated May 4, 2003 filed as Exhibit 10.46 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.47+
Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.47 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.48+
Third Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.48 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.49+
First Amendment to Split-Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.49 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.50+
Second Amendment to Split-Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.50 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.51+
First Amendment to Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.51 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

21*	Subsidiaries of the MasTec, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (BDO Seidman, LLP)

31*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002

32*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 28, 2006.

MASTEC, INC.
/s/ AUSTIN J. SHANFELTER
Austin J. Shanfelter
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2006.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors
/s/ AUSTIN J. SHANFELTER Austin J. Shanfelter	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOSE R. MAS Jose R. Mas	Executive Vice President and Vice Chairman of the Board of Directors
/s/ C. ROBERT CAMPBELL C. Robert Campbell	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ERNST N. CSISZAR Ernst N. Csiszar	Director
/s/ CARLOS M. DE CESPEDES Carlos M. de Cespedes	Director
/s/ ROBERT J. DWYER Robert J. Dwyer	Director
/s/ FRANK E. JAUMOT Frank E. Jaumot	Director
/s/ JULIA L. JOHNSON Julia L. Johnson	Director
/s/ JOSE S. SORZANO Jose S. Sorzano	Director
/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director