Form 10-Q
period 2006-03-31
MASTEC INC
filed 2006-05-08
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File Number 001-08106

MASTEC, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0829355

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 S. Douglas Road, 12th Floor, Coral Gables, FL	33134

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 599-1800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of May 1, 2006 MasTec, Inc. had 64,583,635 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2006	2005
Revenue	$218,752	$193,976
Costs of revenue, excluding depreciation	191,957	177,077
Depreciation	3,562	4,474
General and administrative expenses, including non-cash stock compensation expense of $1,181 in 2006 and $24 in 2005	16,594	14,844
Interest expense, net of interest income	3,485	4,832
Other income, net	322	1,874

Income (loss) from continuing operations before minority interest	3,476	(5,377)
Minority interest	129	(66)

Income (loss) from continuing operations	3,605	(5,443)

Loss from discontinued operations, net of tax benefit of $0 in 2006 and 2005	(7,829)	(6,571)

Net loss	$(4,224)	$(12,014)

Basic net income (loss) per share:
Continuing operations	$.06	$(.11)
Discontinued operations	(.13)	(.14)

Total basic net income (loss) per share	$(.07)	$(.25)

Basic weighted average common shares outstanding	59,291	48,696

Diluted net income (loss) per share:
Continuing operations	$.06	$(.11)
Discontinued operations	(.13)	(.14)

Total diluted net income (loss) per share	$(.07)	$(.25)

Diluted weighted average common shares outstanding	61,028	48,696

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$72,025	$2,024
Accounts receivable, unbilled revenue and retainage, net	154,875	171,832
Inventories	24,028	17,832
Income tax refund receivable	1,161	1,489
Prepaid expenses and other current assets	29,015	42,442
Current assets held for sale	69,365	69,688

Total current assets	350,469	305,307
Property and equipment, net	46,173	48,027
Goodwill	150,630	127,143
Deferred taxes, net	54,478	51,468
Other assets	47,480	46,070
Long-term assets held for sale	5,793	6,149

Total assets	$655,023	$584,164

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$113	$4,266
Accounts payable and accrued expenses	83,805	90,324
Other current liabilities	42,918	45,549
Current liabilities related to assets held for sale	27,955	30,099

Total current liabilities	154,791	170,238
Other liabilities	36,515	37,359
Long-term debt	121,082	196,104
Long-term liabilities related to assets held for sale	790	860

Total liabilities	313,178	404,561

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value authorized shares — 100,000,000 issued and outstanding shares — 64,561,294 and 49,222,013 shares in 2006 and 2005, respectively	6,456	4,922
Capital surplus	521,066	356,131
Accumulated deficit	(186,124)	(181,900)
Accumulated other comprehensive income	447	450

Total shareholders’ equity	341,845	179,603

Total liabilities and shareholders’ equity	$655,023	$584,164

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,224)	$(12,014)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	3,943	5,011
Non-cash stock and restricted stock compensation expense	1,423	24
(Gain) loss on sale of fixed assets	21	(1,820)
Write down of fixed assets	144	327
Provision for doubtful accounts	1,206	1,028
Income tax refunds	264	—
Income from equity investment	(356)	(214)
Accrued losses on construction projects	1,062	716
Minority interest	(129)	66
Changes in assets and liabilities net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	16,666	9,222
Inventories	9,765	17,902
Income tax refund receivable	(280)	(79)
Other assets, current and non-current portion	8,970	1,571
Accounts payable and accrued expenses	(19,669)	(13,168)
Other liabilities, current and non-current portion	(4,814)	(6,010)

Net cash provided by operating activities	13,992	2,562

Cash flows (used in) provided by investing activities:
Cash paid for acquisitions	(19,284)	—
Capital expenditures	(2,922)	(1,893)
Payments received from sub-leases	—	190
Investments in unconsolidated companies	(1,905)	(1,139)
Investments in life insurance policies	(326)	—
Net proceeds from sale of assets	1,584	3,875

Net cash (used in) provided by investing activities	(22,853)	1,033

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	156,465	—
Payments of other borrowings, net	(4,175)	(20)
Payments of capital lease obligations	(91)	(91)
Payments of senior subordinated notes	(75,000)	—
Proceeds from issuance of common stock pursuant to stock option exercises	1,693	611
Payments of financing costs	(28)	—

Net cash provided by financing activities	78,864	500

Net increase in cash and cash equivalents	70,003	4,095
Net effect of currency translation on cash	(2)	5
Cash and cash equivalents — beginning of period	2,024	19,548

Cash and cash equivalents — end of period	$72,025	$23,648

Cash paid during the period for:
Interest	$8,517	$8,158

Income taxes	$9	$248

Supplemental disclosure of non-cash information:
Auction receivable Auction receivable	$262	$354
Investment in unconsolidated companies payable in April	$925	$1,850
Accruals for inventory at quarter-end	$17,795	$26,627
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1 — Nature of the Business
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or “the Company”) is a leading specialty contractor operating mainly throughout the United States and Canada across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure and transportation systems. The Company’s primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. The Company provides similar infrastructure services across the industries it serves. Customers rely on MasTec to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems. MasTec is organized as a Florida corporation and its fiscal year ends December 31. MasTec or its predecessors have been in business for over 70 years.
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the quarterly periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
Note 3 — Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. The Company consolidates GlobeTec Construction, LLC as it has a 51% ownership interest in this entity. Other parties’ interests in this entity are reported as a minority interest in the condensed unaudited consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
(b) Statements of cash flows
     The Company revised the presentation of its cash flow statement and elected not to disclose cash flows from discontinued operations separately for all periods presented. Accordingly, the prior period has been revised to reflect the current year presentation.
(c) Comprehensive Loss
     Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Comprehensive loss consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Net loss	$(4,224)	$(12,014)
Less: foreign currency translation	(3)	5

Comprehensive loss	$(4,227)	$(12,009)

(d) Revenue Recognition
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
(e) Basic and Diluted Net Income (Loss) Per Share
     The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the three months ended March 31, 2006, diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 1,737,426 shares. For the three months ended March 31, 2005, common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 796,625 shares for the three months ended March 31, 2005. Accordingly, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2005.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(f) Valuation of Long-Lived Assets
     The Company reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, the Company used projections of future discounted cash flows from the assets. These projections are based on its view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to the Company’s intent to sell substantially all of its state Department of Transportation projects and assets, it evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale by using a weighted probability cash flow analysis based on management’s estimates. These estimates are subject to change in the future and if the Company is not able to sell these projects and assets at the estimated selling price or the cash flow changes because of changes in economic conditions, growth rates or terminal values, the Company may incur impairment charges in the future related to these projects and assets.
(g) Valuation of Goodwill and Intangible Assets
     In the three months ended March 31, 2006, the Company recorded $23.5 million of goodwill in connection with the DSSI acquisition as described in Note 5.
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company conducts, on at least an annual basis, a review of its reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down.
     The Company could record impairment losses if, in the future, profitability and cash flows of the reporting entities decline to the point where the carrying value of those units exceed their market value.
(h) Accrued Insurance
     The Company maintains insurance policies subject to per claim deductibles of $2 million for its workers’ compensation policy, $2 million for its general liability policy and $3 million for its automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. The Company also maintains an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. The Company actuarially determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses and reflects those liabilities in the condensed unaudited consolidated balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. In the three months ended March 31, 2006, the Company recorded a change in its estimate related to the discount factor used in estimating actuarial insurance reserves for its workers compensation, general and automobile liability policies. The discount factor was changed from 3.5% to 4.5% to reflect current market conditions and to use a discount factor that is more in line with the market interest rate the Company receives on its investments. The change in discount rate resulted in a decrease of insurance reserves of $1.1 million. The Company’s insurance reserves, however, increased due to several large claims related to prior years which offset the decrease resulting from the change in discount factor.
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers and surety company. As of March 31, 2006 and December 31, 2005, such letters of credit amounted to $59.4 million and $53.1 million, respectively, and cash collateral posted amounted to $23.7 million and $24.8 million, respectively. Cash collateral is included in other assets. The 2006 increase in the letters of credit is related to additional collateral provided to the insurance carrier for the 2006 plan year in the amount of $6.5 million, in comparison to the $18 million of cash collateral provided to the Company’s insurance carrier for the 2005 plan year. The cash collateral was reduced in 2006 due to a $1.1 million reduction for prior year insurance programs.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(i) Stock Based Compensation
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
     The Company adopted FAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The pro forma effect of the 2005 prior period is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

For the Three Months Ended
March 31, 2005
Net loss, as reported	$(12,014)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,252)

Pro forma net loss	$(13,266)

Basic and diluted net loss:
As reported	$(.25)

Pro forma	$(.27)

     The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.
     The fair value of each option granted was estimated using the following assumptions:

	For the Three Months Ended
	March 31,
	2006	2005
Expected life — employees	3.26 years	7 years
Expected life — executives	4.74 years	7 years
Volatility percentage	65.0%	79.2%
Interest rate	4.85%	4.0%
Dividends	None	None
Forfeiture rate	7.11%	6.97%
     Total non-cash stock compensation expense for the three months ended March 31, 2006 related to unvested stock options amounted to $1,254,465 of which $241,876 is included in loss from discontinued operations and $1,012,589 is included in general and administrative expenses in the condensed unaudited consolidated statements of operations. Included in the expense is $321,818 of compensation expense related to accelerations of stock options that occurred in the three months ended March 31, 2006. Accelerations were a result of certain benefits given to employees who were terminated during the quarter. During the three months ended March 31, 2006 and 2005, the Company granted 0 and 125,000 options, respectively, to employees and executives at their fair value on the date of grant. The options granted during the three months ended March 31, 2005 had a weighted average exercise price of $5.77 per share.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Subsequent to March 31, 2006, the Company granted 709,500 options to employees and executives at their fair value on the date of grant. The total value of these options amounted to $5.2 million and will be expensed over the three year vesting period.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through March 31, 2006, the Company has issued 145,923 shares of restricted stock valued at approximately $1.2 million which is being expensed over various vesting periods (21 months to 3 years). Total unearned compensation related to restricted stock grants as of March 31, 2006 is approximately $568,000. Restricted stock expense for the three months ended March 31, 2006 and 2005 is $168,200 and $24,254, respectively, and is included in non-cash stock compensation in the condensed unaudited consolidated statements of operations.
     Subsequent to March 31, 2006, the Company issued 83,600 additional shares of restricted stock to certain employees valued at approximately $1.2 million which will be expensed on a straight line basis over various vesting periods (one to two years).
(j) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. In addition, as discussed in Note 8, the Company in 2005 announced its intention to sell substantially all of its state Department of Transportation related projects and assets. Accordingly, the net loss for these projects and assets for the three months ended March 31, 2005 has been reclassified from the prior period presentation as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.
(k) Equity investments
     The Company has one investment which the Company accounts for by the equity method because the Company owns 49% of the entity and has the ability to exercise significant influence over the operational policies of the limited liability company. The Company’s share of its earnings or losses in this investment is included as other income, net in the condensed unaudited consolidated statements of operations. As of March 31, 2006, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. See Note 11.
(l) Fair value of financial instruments
     The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At March 31, 2006 and December 31, 2005, the fair value of the Company’s outstanding senior subordinated notes was $120.6 million and $195.0 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees under the credit agreement.
Note 4 — Sale of the Company’s Common Stock
     On January 24, 2006, the Company completed a public offering of 14,375,000 shares of common stock at $11.50 per share. The net proceeds from the sale were $156.5 million after deducting underwriting discounts and offering

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
expenses. The Company used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described in Note 5. On March 2, 2006, the Company used $75.5 million of the net proceeds to redeem a portion of its 7.75% senior subordinated notes due February 2008 plus interest (see Note 7). The Company expects to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes.
Note 5 — Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, the Company acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which it refers to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of the Company’s common stock of $11.77 per share on January 27, 2006 discounted by 8.75% due to the shares being restricted for 120 days), $784,000 of transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, the Company agreed to use its best efforts to register for resale the MasTec common stock issued as part of the purchase price within 120 days after the closing of the acquisition. The Company registered these shares for resale on April 28, 2006.
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
     The preliminary purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components on January 31, 2006 (unaudited) (in thousands):

Net assets	$2,026
Non-compete agreements	658
Goodwill	23,487

$26,171

     The non-compete agreements are with an executive and with the shareholders of DSSI and will be amortized over a five and a seven year period.
     DSSI’s results of operations prior to the date of acquisition are not significant to the Company’s results of operations or financial condition and accordingly, no pro forma information is required to be disclosed.
Note 6 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Deferred tax assets	$2,329	$5,308
Notes receivable	1,837	2,231
Non-trade receivables	9,602	21,452
Other investments	4,929	4,815
Prepaid expenses and deposits	7,515	6,563
Other	2,803	2,073

Total prepaid expenses and other current assets	$29,015	$42,442

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Other non-current assets consist of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Investment in real estate	$1,683	$1,683
Equity investment	7,529	5,268
Long-term portion of deferred financing costs, net	3,716	4,124
Cash surrender value of insurance policies	6,695	6,369
Non-compete agreements, net	1,512	900
Insurance escrow	23,702	24,792
Other	2,643	2,934

Total other assets	$47,480	$46,070

     Other current and non-current liabilities consist of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Current liabilities:
Accrued compensation	$10,940	$11,084
Accrued insurance	17,477	17,144
Billings in excess of costs	3,453	2,505
Accrued professional fees	2,430	3,484
Accrued interest	1,563	6,329
Accrued losses on contracts	338	509
Accrued payments related to equity investment	925	925
Other	5,792	3,569

Total other current liabilities	$42,918	$45,549

	March 31,	December 31,
	2006	2005
Non-current liabilities:
Accrued insurance	$34,687	$34,926
Minority interest	1,573	1,837
Other	255	596

Total other liabilities.	$36,515	$37,359

Note 7 — Debt
     Debt is comprised of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Revolving credit facility at LIBOR plus 1.75% as of March 31, 2006 and 2.25% as of December 31, 2005 (6.75% as of March 31, 2006 and 5.25% as of December 31, 2005) or, at the option of the Company, the bank’s prime rate plus 0.25% as of March 31, 2006 and 0.75% as of December 31, 2005 (8.0% as of March 31, 2006 and December 31, 2005)	$—	$4,154
7.75% senior subordinated notes due February 2008	120,949	195,943
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	246	273

Total debt	121,195	200,370
Less current maturities	(113)	(4,266)

Long-term debt	$121,082	$196,104

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Revolving Credit Facility
     The Company has a secured revolving credit facility for its operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million, subject to reserves of $5.0 million, and other adjustments and restrictions (the “Credit Facility”). The Credit Facility expires on May 10, 2010. The deferred financing costs related to the Credit Facility are included in prepaid expenses and other current assets and other assets in the condensed unaudited consolidated balance sheets.
     The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of March 31, 2006 and December 31, 2005, net availability under the Credit Facility totaled $43.2 million and $55.4 million, respectively, net of outstanding standby letters of credit aggregating $63.9 million and $57.6 million in each period, respectively. At March 31, 2006, $59.4 million of the outstanding letters of credit were issued to support the Company’s casualty and medical insurance requirements or surety requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s assets and a pledge of the stock of certain of its operating subsidiaries. All wholly-owned subsidiaries collateralize the Credit Facility. At March 31, 2006 and December 31, 2005, the Company had outstanding draws under the Credit Facility of $0 and $4.2 million, respectively. Interest under the Credit Facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
     If the net availability under the Credit Facility is under $20.0 million at any given day, the Company is required to be in compliance with a minimum fixed charge coverage ratio of 1.2 to 1.0 measured on a monthly basis and certain events are triggered. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of March 31, 2006 because the net availability under the Credit Facility was $43.2 million as of March 31, 2006 and net availability did not reduce below $20.0 million at any given day during the period.
     Based on the Company’s improved financial position, on May 8, 2006, the Company was able to amend its Credit Facility (“2006 Amendment”) to reduce the interest rate margins charged on borrowings and letters of credit. This amendment also increases the maximum permitted purchase price for an acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million.
     Based upon the 2006 Amendment and the Company’s current availability, liquidity and projections for 2006, the Company believes it will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the remainder of 2006. The Company is dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should the Company be unable to comply with the terms and conditions of the Credit Facility, it would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. The Company may not be able to achieve its 2006 projections and this may adversely affect its ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     The Company’s variable rate Credit Facility exposes it to interest rate risk. However, the Company had no borrowings outstanding under the Credit Facility at March 31, 2006.
Senior Subordinated Notes
     As of March 31, 2006, the Company had outstanding $120.9 million in principal amount of its 7.75% senior subordinated notes due in February 2008. Interest is due semi-annually. The notes are redeemable, at the Company’s option at 100% of the principal amount plus accrued but unpaid interest. On March 2, 2006, the Company redeemed

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
$75.0 million of the senior subordinated notes and paid $500,521 in interest. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
     The Company had no holdings of derivative financial or commodity instruments at March 31, 2006.
Note 8 — Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets of its Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. In November 2005, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three months ended March 31, 2006 and 2005, the expenses incurred by the Brazilian subsidiary were principally related to legal fees incurred in connection with the bankruptcy proceedings. For the three months ended March 31, 2006 and 2005, the net loss from these operations was $53,000 and $0, respectively.
     The following table summarizes the assets and liabilities for the Brazil operations as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Current assets	$290	$290
Non-current assets	—	—
Current liabilities	19,507	19,455
Non-current liabilities	2,170	2,170
Accumulated foreign currency translation.	(21,387)	(21,335)
     During the fourth quarter of 2004, the Company ceased performing new services in the network services operations and sold these operations in 2005. On May 24, 2005, the Company sold certain of its network services operations assets to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. These operations have been classified as a discontinued operation in all periods presented. The net loss for the network services operations was $97,000 and $445,000 for the three months ended March 31, 2006 and 2005, respectively.
     The following table summarizes the assets and liabilities of the network services operations as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Current assets	$316	$883
Non current assets	34	34
Current liabilities	597	816
Non current liabilities	—	—
Shareholder’s (deficit) equity	(247)	101

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the results of operations of network services (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Revenue	$59	$2,636
Cost of revenue	(59)	(2,533)
Operating and other expenses	(97)	(548)

Loss from operations before benefit for income taxes	$(97)	$(445)
Benefit for income taxes	—	—

Net loss	$(97)	$(445)

     On December 31, 2005, the executive committee of the Company’s board of directors voted to sell substantially all of its state Department of Transportation related projects and assets. The projects and assets that are for sale have been accounted for as discontinued operations for all periods presented, including the reclassification of results of operations from these projects to discontinued operations for the three months ended March 31, 2005. As of March 31, 2006, the carrying value of the subject net assets for sale was approximately $46.5 million. This amount is comprised of total assets of $75.2 million less total liabilities of $28.7 million. A review of the carrying value of property and equipment related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Management assumed a nine month projected cash flow and estimated a selling price using a weighted probability cash flow approach based on management’s estimates. These estimates are subject to change in the future and if the Company is not able to sell these projects and assets at the estimated selling price or the cash flow changes because of changes in economic conditions, growth rates and terminal values, the Company may incur impairment charges in the future.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the state Department of Transportation operations as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Accounts receivable, net	$43,991	$44,906
Inventory	20,927	23,724
Other current assets	4,447	1,058

Current assets held for sale	$69,365	$69,688

Property and equipment, net	$3,624	$3,822
Long-term assets	2,169	2,327

Long-term assets held for sale	$5,793	$6,149

Current liabilities related to assets held for sale	$27,955	$30,099

Long-term liabilities related to assets held for sale	$790	$860

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue	$24,664	$23,794
Cost of revenue	(29,270)	(27,893)
Operating expenses	(3,073)	(2,027)

Loss from operations before benefit for income taxes	$(7,679)	(6,126)
Benefit for income taxes	—	—

Net loss	$(7,679)	$(6,126)

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 9 — Commitments and Contingencies
     The Company brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a state Department of Transportation project, which is included in discontinued operations, on a network wiring contract. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the Judge ruled that the Company failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. Neither party obtained the relief sought. The Company believes the ruling is an error, and will seek rehearing and, if necessary, remedy on appeal. The Company may be unable to obtain relief without additional expenses.
     In April 2006 the Company settled, without payment to the plaintiffs by the Company, several complaints for purported securities class actions that were filed against the Company and certain officers in the second quarter of 2004. While the Company believes it would have ultimately been successful in defense of these actions, given the amount of the settlement, the inherent risk of uncertainty of the legal proceedings, and the substantial time and expense of defending these proceedings, the Company concluded that entering into the settlement was the appropriate course of action. As part of the settlement, the Company’s excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from the Company based on its claim that notice was not properly given under the policy. The Company believes these claims are without merit and plans to continue vigorously defending this action. The Company also believes that they have claims against the insurance broker for any losses arising from the notice.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec, alleging failure to pay overtime wages as required under the FLSA. The matter is currently stayed and under investigation. The Company does not believe it is liable under the FLSA as alleged in the complaint. The Company plans to vigorously defend this lawsuit, but may be unable to successfully resolve this dispute without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, can not be determined.
     During construction of a natural gas pipeline project in Oregon in 2003, the Company and its customer, Coos County, Oregon, were cited for violations of the Clean Water Act by the U.S. Corp of Engineers. Despite protracted negotiations, the parties were unable to settle these complaints. On March 30, 2006, the Corp of Engineers filed suit against the Company and Coos County in Federal District Court in Oregon. The Company intends to defend this action vigorously, but may be unable to do so without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, cannot be determined.
     In connection with the same project, a complaint alleging failure to comply with prevailing wage requirements was filed against us by the Oregon Bureau of Labor and Industry. This matter was filed with the state court in Coos County. The Company intends to defend this action vigorously, but may be unable to do so without incurring significant expenses. Due to the early stage of this litigation, any potential loss cannot presently be determined.
     The potential loss for all unresolved Coos Bay matters and unpaid settlements reached described above is estimated to be $125,000 at March 31, 2006, which has been recorded in the unaudited condensed consolidated balance sheets as accrued expenses.
     In June 2005, the Company posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against the Company for damages plus attorney’s fees resulting from a break in a Citgo pipeline. The Company seeks a new trial and reduction in the damages award. The Company will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.4 million, of which $100,000 is recorded in the unaudited condensed consolidated balance sheet as of March 31, 2006, as accrued expenses.
     The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.
     The Company is required to provide payment and performance bonds for some of its contractual commitments related to projects in process. At March 31, 2006, the cost to complete projects for which the $296.0 million in performance and payment bonds are outstanding was $74.1 million.
     On January 3, 2005, MasTec entered into an employment agreement with Gregory S. Floerke relating to his employment as Chief Operations Officer. He was solely focused and responsible for managing intelligent traffic services related projects for MasTec. The agreement was to expire on January 2, 2007 unless earlier terminated, and provided that Mr. Floerke would be paid an annual salary of $300,000 during the first year of employment and $350,000 during the second year of employment. The agreement also provided for the grant to Mr. Floerke of stock options pursuant to

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
MasTec’s stock option plans and contained confidentiality, non-competition and non-solicitation provisions. Mr. Floerke resigned effective March 31, 2006. In connection therewith, the Company entered into a separation agreement with Mr. Floerke in which the Company paid him $95,000. This separation agreement terminated the employment agreement with Mr. Floerke. The Company also recorded approximately $242,000 in stock compensation for the three months ended March 31, 2006 related to the extension of the exercise period on Mr. Floerke’s stock options and the acceleration of the vesting of his unvested options. This amount is included in non-cash stock compensation expense as discussed in Note 3(i) and is included in loss from discontinued operations.
Note 10 — Concentrations of Risk
     The Company provides services to its customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Communications	$156,821	$140,513
Utilities	53,744	44,460
Government	8,187	9,003

	$218,752	$193,976

     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2006, 51.2% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 37.9% and 13.3% of total revenue for the three months ended March 31, 2006. During the three months ended March 31, 2005, two customers accounted for 46.0% of the Company’s total revenue after adjustment for discontinued operations (see Note 8). Revenue from these two customers accounted for 32.0% and 14.0% of the total revenue for the three months ended March 31, 2005.
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of customers that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of March 31, 2006, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $13.8 million net of $7.4 million in specific reserves. As of December 31, 2005, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.5 million net of $8.0 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $13.8 million and $15.9 million as of March 31, 2006 and December 31, 2005, respectively, for both specific customers and as a reserve against other past due balances. The decrease in reserves is due to certain specific reserves being written off against the receivable in the three months ended March 31, 2006. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 11 — Equity Investment
     The Company has a 49% interest in a limited liability company that it purchased from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first quarterly contingent payment was paid on January 10, 2006 in the amount of $925,000 and the second quarterly contingent payment was paid on April 10, 2006 in the amount of $925,000. The April amount is included in accrued expenses and other assets at March 31, 2006. The Company also may be required under the agreement to make capital contributions from time to time equal to 49% of the additional capital required by the venture. In March 2006, the venture requested a total capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec. Accordingly, this amount increased the investment balance and is included in other assets at March 31, 2006.
     As of March 31, 2006, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.
     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the financial and operational policies of this limited liability company. The Company recognized $356,000 and $214,000 in investment income in the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company had an investment balance of approximately $7.5 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.
Note 12 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the three months ended March 31, 2005, MasTec paid Neff $172,618. MasTec believes the amount paid to Neff was equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     MasTec has entered into split dollar agreements with key executives and the Chairman of the Board. During the three months ended March 31, 2006 and 2005, MasTec paid $325,000 and $0, respectively, in premiums in connection with these split dollar agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including those described under “Risk Factors” in the Form 10-K. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of $11.77 on January 27, 2006 discounted due to shares being restricted for up to 120 days), $784,000 of transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, we agreed to use our best efforts to register for resale the MasTec common stock issued as part of the purchase price within 120 days after the closing of the acquisition. We registered these shares for resale on April 28, 2006.
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

Net assets	$2,026
Non-compete agreements	658
Goodwill	23,487

$26,171

Revenue
     We provide services to our customers which are companies in the communications, as well as utilities and government industries.
     Revenue for customers in these industries is as follows:

	Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Communications	$156,821	$140,513
Utilities	53,744	44,460
Government	8,187	9,003

	$218,752	$193,976

     A majority of our revenue is derived from projects performed under service agreements. Some of these agreements are billed on a time and materials basis and revenue is recognized as the services are rendered. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area. Work performed under master service and other agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice. Under our master service and similar type service agreements, we furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
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
     Revenue by type of contract is as follows:

	For the Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Master service and other service agreements	$164,532	$140,713
Installation/construction projects agreements	54,220	53,263

	$218,752	$193,976

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
Discontinued Operations
     In 2004, we declared each of our Brazil subsidiary and network services operations a discontinued operation. In 2005, we declared substantially all of our state Department of Transportation related projects and assets a discontinued operation due to our intention to sell these projects and assets. Accordingly, results of operations for the three months ended March 31, 2005 of substantially all of our state Department of Transportation related projects and assets have been reclassified to discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations.
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
     We recorded provisions against earnings for doubtful accounts of $1.2 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively, which is included in part in general and administrative expenses and in part in loss from discontinued operations in our condensed unaudited consolidated financial statements. These provisions are based on the results of management’s quarterly reviews and analyses of our write-off history.
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
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to our intent to sell substantially all of our state Department of Transportation projects and assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale by using a weighted probability cash flow analysis based on management’s estimates. These estimates are subject to change in the future and if we are not able to sell these projects and assets at the estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or terminal values, we may incur additional impairment charges in the future related to these operations.
Valuation of Goodwill and Intangible Assets
     In the three months ended March 31, 2006, we recorded $23.5 million of goodwill in connection with the DSSI acquisition.
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of our goodwill may be impaired and written down.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.
Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverages of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. In the three months ended March 31, 2006, we recorded a change in our estimate related to the discount factor used in estimating our actuarial insurance reserves for the workers compensation, general and automobile liability policies. The discount factor was changed from 3.5% to 4.5% to better reflect current market conditions and to use a discount factor more in line with the market interest rate we are receiving on our investments. The change in discount factor resulted in a decrease in insurance reserves of $1.1 million. Our insurance reserve, however, increased due to several large claims related to prior years which offset the decrease resulting from the change in discount rate.
     We are required to periodically post letters of credit and provide cash collateral to our insurance carriers and surety company. Such letters of credit amounted to $59.4 million at March 31, 2006 and $53.1 million as of December 31, 2005, and cash collateral posted amounted to $23.7 million at March 31, 2006 and $24.8 million as of December 31, 2005. The 2006 increase in collateral for our insurance programs is related to additional collateral provided to the insurance carrier for the 2006 plan year in the amount of $6.5 million of letters of credit slightly offset by a $1.1 million reduction in cash collateral for prior year insurance programs. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.
Stock Compensation
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
     We adopted FAS 123R using the modified prospective method effective January 1, 2006, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts presented for periods prior to January 1, 2006 have not been restated to reflect the adoption of FAS 123R. However, the pro forma effect for the three months ended March 31, 2005 is disclosed in Note 3(i) in Part 1. Item 1 Financial Statements, consistent with prior accounting rules.
     The fair value concepts were not changed significantly in FAS 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using the Black-Scholes valuation model and have elected to use the ratable method to amortize compensation expense over the vesting period of the grant.
     Total non-cash stock compensation expense related to unvested stock options for the three months ended March 31, 2006 amounted to $1.4 million of which $242,000 was included in loss from discontinued operations and $1.2 million is included in general and administrative expenses.
Valuation of Equity Investments
     We have one investment which we account for by the equity method because we own 49% of the entity and we have the ability to exercise significant influence over the operational policies of the limited liability company. Our share of the earnings or losses in this investment is included in other income, net, in the condensed unaudited consolidated statements of operations. As of March 31, 2006, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. We recognized approximately $356,000 and $214,000 of investment income in the three months ended March 31, 2006 and 2005, respectively.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $36.5 million and $33.9 million as of March 31, 2006 and December 31, 2005, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to us involving the sale of one or more of our operations.
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
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three months ended March 31, 2005 of the net loss for the state Department of Transportation related projects and assets to discontinued operations from the prior period presentation.

	For the Three Months Ended
	March 31,
	2006		2005
Revenue	$218,752	100.0%	$193,976	100.0%
Costs of revenue, excluding depreciation	191,957	87.8%	177,077	91.3%
Depreciation	3,562	1.6%	4,474	2.3%
General and administrative expenses	16,594	7.5%	14,844	7.7%
Interest expense, net of interest income	3,485	1.6%	4,832	2.5%
Other income, net	322	0.1%	1,874	1.0%

Income (loss) from continuing operations before minority interest	3,476	1.6%	(5,377)	(2.8)%
Minority interest	129	—	(66)	—

Income (loss) from continuing operations	3,605	1.6%	(5,443)	(2.8)%
Discontinued operations	(7,829)	(3.5)%	(6,571)	(3.4)%

Net loss	$(4,224)	(1.9)%	$(12,014)	(6.2)%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Revenue. Our revenue was $218.8 million for the three months ended March 31, 2006, compared to $194.0 million for the same period in 2005, representing an increase of $24.8 million or 12.8%. This increase was due primarily to the increased revenue of approximately $20.8 million received from DIRECTV due to increased installations and increased market share from the DSSI acquisition and an increase in revenue of $10.1 million from BellSouth mostly attributed to work we were awarded for central office installations. We also experienced an increase in general business activity from other customers in the first quarter of 2006 compared to the same period of 2005. These increases in revenue were partially offset by a decrease in revenue of $10.8 million from Verizon mostly attributed to the timing of generating work orders. In the three months ended March 31, 2005 the fiber-to-the-home installations had just commenced and the volume of work orders were high whereas in the three months ended March 31, 2006 the installations have normalized. We expect the Verizon revenue to increase in future quarters as additional work orders are approved.
     Costs of Revenue. Our costs of revenue were $192.0 million or 87.8% of revenue for the three months ended March 31, 2006, compared to $177.1 million or 91.3% of revenue for the same period in 2005 reflecting an improvement in margins. The improvement in margins was due to a decrease in subcontractor expense as a percentage of revenue with operational payroll only slightly increasing as a percentage of revenue. In the first quarter of 2006, we continued to reduce the use of subcontractors without hiring a proportional number of additional employees. These decreases were partially offset by increases in fuel costs. Fuel costs as a percentage of revenue in the three months ended March 31, 2006 was 3.3% compared to 2.7% in the three months ended March 31, 2005. These increases in fuel costs as a percentage of revenue is a direct result of the rising fuel costs during the period.
     Depreciation. Depreciation was $3.6 million for the three months ended March 31, 2006, compared to $4.5 million for the same period in 2005, representing a decrease of $912,000 or 20.4%. We reduced depreciation expense in the three months ended March 31, 2006 by continuing to reduce capital expenditures by entering into operating leases for fleet requirements. We also continue to dispose of excess equipment.

     General and administrative expenses. General and administrative expenses were $16.6 million or 7.5% of revenue for the three months ended March 31, 2006, compared to $14.8 million or 7.7% of revenue for the same period in 2005, representing an increase of $1.8 million or 12%. This increase is attributable to non-cash stock compensation; additional personnel; travel and entertainment expenses; computer maintenance costs; and legal expenditures. Non-cash stock compensation expense was $1.2 million or 0.5% of revenue for the three months ended March 31, 2006, compared to $24,000 of revenue for the same period in 2005 representing an increase of $1.2 million. Effective January 1, 2006, we account for our stock-based award plans in accordance with FAS 123R (revised 2005) “Share Based Payment” which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with FAS 123R, we expensed $1.0 million in the three months ended March 31, 2006 related to unvested stock options and restricted stock awards. In addition, we recorded approximately $170,000 related to restricted stock expense during the three months ended March 31, 2006. For the three months ended March 31, 2005, we expensed $24,000 related to restricted stock awards. Had we adopted FAS 123R in 2005, we would have been required to expense $1.3 million for the three months ended March 31, 2005. See the pro forma compensation expense disclosure in Note 3 to our condensed unaudited consolidated financial statements. The increase in general and administrative expenses was also due to hiring additional personnel to address increased business activity. In addition, travel and entertainment expenses increased approximately $240,000 due to additional travel by executives and our March 2006 leadership conference. The leadership conference in 2005 was during the second quarter. We increased the Oracle maintenance contract in 2006 which resulted in an increase in computer maintenance costs during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 of $127,000. The increase relates to an annual increase of 3% and an increase in required license users. Furthermore, we incurred additional legal expenses of approximately $214,000 during the three months ended March 31, 2006 compared to the same period in 2005. These increases were slightly offset by a decrease in provisions for bad debt of $322,000 due to a lower amount of specific provisions being recorded as a result of increased collections efforts and as a result, the general provision is being maintained at a consistent level with the prior period.
     Interest expense, net. Interest expense, net of interest income was $3.5 million or 1.6% of revenue for the three months ended March 31, 2006, compared to $4.8 million or 2.5% of revenue for the same period in 2005 representing a decrease of approximately $1.3 million or 27.9%. The decrease was due to lower rates charged during the period under our credit facility based on our improved performance, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our senior 7.75% subordinated notes on March 2, 2006.
     Other income, net. Other income, net was $322,000 for the three months ended March 31, 2006, compared to $1.9 million in the three months ended March 31, 2005, representing a decrease of $1.6 million or 82.8%. The decrease mainly relates to greater gains on sale of fixed assets in the first quarter of 2005 compared to the first quarter of 2006.
     Minority interest. Minority interest for GlobeTec Construction, LLC resulted in income of $129,000 for the three months ended March 31, 2006, compared to a charge of $66,000 for the same period in 2005 representing a decrease of $195,000. The joint venture experienced a slight decline in business in the three months ended March 31, 2006 compared to the same period in 2005 due to certain jobs incurring higher costs in order to complete them more rapidly.
     Discontinued operations. The loss on discontinued operations was $7.8 million for the three months ended March 31, 2006 compared to $6.6 million in the three months ended March 31, 2005. The net loss for our Brazilian operations for the three months ended March 31, 2006 was $53,000 and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net loss for our network services operations decreased to $97,000 for the three months ended March 31, 2006 from a net loss of $445,000 in the three months ended March 31, 2005. The net loss from operations of network services decreased from the net loss in the three months ending March 31, 2005 as a result of the winding down of the network services operations. The loss in the three months ended March 31, 2006 is mostly attributable to overhead personnel and legal costs in winding down the operations. The net loss of our state Department of Transportation related projects and assets that are classified as discontinued was $7.7 million for the three months ended March 31, 2006 compared to a net loss of $6.1 million in the three months ended March 31, 2005. The net loss increased due to operational performance on existing projects, cost overruns and inefficiencies. The loss during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 included increased legal expenses of approximately $1.2 million and bad debt expense of approximately $500,000. In addition, we had increased operating expenses related to stock compensation expense of $242,000 related to a terminated executive, duplication of back-office functions in order to ensure an easier transition and moving costs related to the consolidation of office space.

Financial Condition, Liquidity and Capital Resources
     On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.4 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described below. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008, including the payment of related interest. We expect to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes.
     In addition to the public offering we completed in the first quarter, our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, and proceeds from sales of assets and investments. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, equity investment obligations and debt service. In January 2006, we issued a $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. At the present time, we have no other commitments to issue additional collateral in 2006 related to our insurance policies. Following the March redemption of $75.0 million principal amount of subordinated debt, our semi-annual interest payments on our senior subordinated notes will be reduced to approximately $5.4 million. In addition to ordinary course working capital requirements, we estimate spending between $20.0 million and $40.0 million per year on capital expenditures in order to keep our equipment new and in good condition. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation our capital expenditures may increase in 2006 from this estimate. We are also re-negotiating existing leases and will be entering into new leases with more favorable terms. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. From time to time, we engage in a review and analysis of our performance to our key strategic objectives. In connection with this process, we consider activities including sale or divestitures of portions of our assets, operations, real estate or other properties. Any actions taken may impact our liquidity.
     We have a 49% interest in a limited liability company. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000. Eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first contingent quarterly payment was made on January 10, 2006 in the amount of $925,000 and we made a second quarterly contingent payment on April 10, 2006 in the amount of $925,000. In March 2006, we also made an additional capital contribution of $980,000.
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
     We anticipate that funds generated from continuing operations, the net proceeds from our public offering completed in the first quarter, borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment obligations, letters of credit and debt service obligations for at least the next twelve months.

     As of March 31, 2006, we had $195.7 million in working capital compared to $135.1 million as of December 31, 2005. Cash and cash equivalents increased from $2.0 million at December 31, 2005 to $72.0 million at March 31, 2006 due to the proceeds received from the offering offset by payments made in connection with the redemption of $75.0 million principal on our senior subordinated notes and $18.5 million of cash in connection with the DSSI acquisition.
     Net cash provided by operating activities was $14.0 million for the three months ended March 31, 2006 compared to $2.6 million for the three months ended March 31, 2005. The net cash provided by operating activities in the three years months ended March 31, 2006 and 2005 was primarily related to the timing of cash payments to vendors and cash collections from customers. In addition, the net loss incurred during the first quarter of 2006 was lower than the comparable period of 2005. The reduction in the net loss improved the net cash provided by operating activities.
     Net cash used in investing activities was $22.9 million for the three months ended March 31, 2006 compared to net cash provided by investing activities of $1.0 million for the three months ended March 31, 2005. Net cash used in investing activities in three months ended March 31, 2006 primarily related to cash payments made in connection with the DSSI acquisition of $19.3 million, capital expenditures in the amount of $2.9 million and payments related to our equity investment in the amount of $1.9 million offset by $1.6 million in net proceeds from sales of assets. Net cash provided by investing activities in the three months ended March 31, 2005 primarily related to $3.9 million in net proceeds from sales of assets partially offset by capital expenditures in the amount of $1.9 million and payments related to our equity investment in the amount of $1.1 million.
     Net cash provided by financing activities was $78.9 million for three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. Net cash provided by financing activities in the three months ended March 31, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $1.7 million partially offset by the redemption of $75.0 million principal on our senior subordinated debt of $75.0 million. Net cash provided by financing activities in the three months ended March 31, 2005 was mainly due to proceeds from the issuance of common stock of $0.6 million.
     Cash used in discontinued operations in the three months ended March 31, 2006 was $9.8 million. This consisted of (i) $9.7 million in cash used in operating activities, mostly attributed to our net loss from these operations and (ii) $0.1 million in cash used in investing activities mostly attributed to capital expenditures. We expect cash flow from discontinued operations to be positive in the future based on cash flows expected in 2006 and our estimated selling price for our state Department and Transportation projects and assets. However, this expectation may not be realized if we are not able to sell these projects and assets at our estimated selling price or our cash flow changes because of changes in economic conditions.
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
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of March 31, 2006 and December 31, 2005, net availability under the credit facility totaled $43.2 million and $55.4 million, respectively, which included outstanding standby letters of credit aggregating $63.9 million and $57.6 million in each period, respectively. At March 31, 2006, $59.4 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements and surety requirements. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. At March 31, 2006 and December 31, 2005, we had outstanding cash draws under the credit facility in the amount of $0 and $4.2 million, respectively. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.25% and 1.25% or the LIBOR rate (as defined in the credit facility) plus a margin of between 1.75% and 2.75%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.

     If the net availability under the credit facility is under $20.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. Our operations are required to comply with this fixed charge coverage ratio if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge coverage ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of March 31, 2006, because at that time net availability under the credit facility was $43.2 million and net availability did not reduce below $20.0 million on any given day during the period.
     Based on our improved financial position, on May 8, 2006, we were able to amend our credit facility to reduce the interest rate margins charged on our borrowings and letters of credit. This amendment also increases the maximum permitted purchase price of an acquisition, increases permitted receivable concentration of certain customers, increases our permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if our net availability were below $20.0 million.
     Based upon the amendment of the credit facility, our current availability, net proceeds from sale of our common stock, liquidity and projections for 2006, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements for the remainder of 2006. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain further modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2006 projections and this may adversely affect our ability to remain in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge coverage ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the credit facility at March 31, 2006.
     As of March 31, 2006, $120.9 million of our 7.75% senior subordinated notes due in February 2008, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior subordinated notes allows us to incur the following additional indebtedness among others: the credit facility (up to $150 million), renewals to existing debt permitted under the indenture plus an additional $25 million of indebtedness. The indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a proforma basis as if that additional debt has been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At March 31, 2006, the cost to complete on our $296.0 million performance and payment bonds was $74.1 million.
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

Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We are also affected by changes in fuel costs which increased significantly in 2006 and 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no borrowings under the credit facility at March 31, 2006.
Interest Rate Risk
     Less than 1% of our outstanding debt at March 31, 2006 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $121.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at March 31, 2006 was $120.9 million and $120.6 million, respectively. Based upon debt balances outstanding at March 31, 2006, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $100,000 on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at March 31, 2006 of U.S. dollar equivalents was $496,000 as of March 31, 2006 and $1.5 million at December 31, 2005.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the three months ended March 31, 2006 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $104,000 in the three months ended March 31, 2006.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the three months ended March 31, 2006 (i.e., in addition to actual exchange experience) would have resulted in a reduction in our foreign subsidiaries’ translated operating loss of $147,000 in the three months ended March 31, 2006.
     See Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for further disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Set forth below is information with respect to those legal proceedings which became a reportable event, or as to which there had been material developments, in the quarter ended March 31, 2006.
     We brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a state Department of Transportation project, which is included in discontinued operations, on a network wiring contract. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the Judge ruled that we failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. Neither party obtained the relief sought. We believe the ruling is an error, and will seek rehearing and, if necessary, remedy on appeal. We may be unable to obtain relief without additional expenses.
     In April 2006 we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. While we believe that we would have ultimately been successful in defense of these actions, given the amount of the settlement, the inherent risk of uncertainty of the legal proceedings, and the substantial time and expense of defending these proceedings, we concluded that entering into the settlement was the appropriate course of action. As part of the settlement, our excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We believe these claims are without merit and plan to continue vigorously defending this action. We also believe that they have claims against the insurance broker for any losses arising from the notice.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec, alleging failure to pay overtime wages as required under that Act. The matter is currently stayed and under investigation. We do not believe it is liable under the FLSA as alleged in the complaint. We plan to vigorously defend this lawsuit, but may be unable to successfully resolve this dispute without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, can not be determined.
     During construction of a natural gas pipeline project in Oregon in 2003, MasTec and its customer, Coos County, Oregon, were cited for violations of the Clean Water Act by the U.S. Corp of Engineers. Despite protracted negotiations, the parties were unable to settle these complaints. On March 30, 2006, the Corp of Engineers filed suit against us and Coos County in Federal District Court in Oregon. We intend to defend this action vigorously, but may be unable to do so without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, cannot be determined.
     In connection with the same project, a complaint alleging failure to comply with prevailing wage requirements was filed against us by the Oregon Bureau of Labor and Industry. This matter was filed with the state court in Coos County. We intend to defend this action vigorously, but may be unable to do so without incurring significant expenses. Due to the early stage of this litigation, any potential loss cannot presently be determined.
     The potential loss for all unresolved Coos Bay matters and unpaid settlements reached described above is estimated to be $125,000 at March 31, 2006, which has been recorded in the unaudited condensed consolidated balance sheets as accrued expenses.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered March 31, 2005 against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We seek a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.4 million, of which $100,000 is recorded in the unaudited condensed consolidated balance sheet as of March 31, 2006, as accrued expenses.
     We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.

ITEM 1A. RISK FACTORS
     In the course of operations, we are subject to certain risk factors, including but not limited to, risks related to rapid technological and structural changes in the industries we serve, the volume of work received from clients, contract cancellations on short notice, operating strategies, economic downturn, collectibility of receivables, significant fluctuations in quarterly results, effect of continued efforts to streamline operations, management of growth, dependence on key personnel, availability of qualified employees, competition, recoverability of goodwill, and deferred taxes and potential exposures to environmental liabilities and political and economic instability in foreign operations. See “Risk Factors” in our most recently filed Annual Report on Form 10-K for a complete description of these risk factors.
     Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
We may incur costs due to complaints that were filed against us and certain of our officers.
     In the second quarter of 2004, several complaints for a purported securities class action were filed against us and certain of our officers. We have settled these actions without payments to the plaintiffs by us. As part of the settlement, our excess insurance carrier has retained its rights to seek up to $2.0 million in reimbursement from us based on its claim that notice was not properly given under the policy. The derivative actions based on the same factual predicate as the purported securities class action and the related SEC informal inquiry, remain unresolved. We may be unable to successfully resolve these disputes without incurring significant expenses. See Part II. Item 1. Legal Proceedings.
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand, the amount they pay or their ability to pay, for our services could impair our financial performance.
     In the three months ended March 31, 2006, we derived approximately 37.9% and 13.3% of our revenue from DIRECTV® and BellSouth. Verizon Communications was only 7.5% of our revenue in the three months ended March 31, 2006. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from Verizon continues to reduce, which could result in reduced profitability and liquidity.
The adoption of SFAS 123R has had a significant impact on our results of operations and earnings per share.
     Prior to January 2006, we accounted for our stock-based award plans to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees” under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Under this method, we generally did not recognize any compensation related to employee stock option grants we issue under our stock option plans at fair value. In December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share-Based Payment” or SFAS 123R. This statement, which was effective for us beginning on January 1, 2006, required us to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 and had a material negative impact on our profitability of $1.2 million in the three months ended March 31, 2006 or $.02 diluted earnings per share.
     SFAS 123R required us to recognize share-based compensation as compensation expense in our statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the vesting period. This statement also required us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. Due to additional stock options granted and the value of our common stock increasing, we now expect the annual stock compensation expense related to unvested stock options to be approximately $4.0 million in 2006. The annual share-based compensation expense still could be affected by, among other things, additional stock options granted to employees and directors, the volatility of our stock price and the exercise price of the options granted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 31, 2006, we issued 637,214 shares of unregistered common stock in connection with the purchase of substantially all of the assets of Digital Satellite Services, Inc. The amount of shares issued in connection with the DSSI acquisition was determined by dividing $7.5 million by the closing sales price for the MasTec common shares on the New York Stock Exchange two business days preceding the Closing Date rounded up to the nearest whole number. MasTec issued these shares of its common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1994, as amended. MasTec registered these shares of common stock on April 28, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     Based on our improved financial position, we were able to amend our Credit Facility to reduce interest rate margins charged on our borrowings and letters of credit. This amendment also increases the maximum permitted purchase price for an acquisition, increases permitted receivable concentration of certain customers, increases our permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if our net availability were below $20.0 million. A copy of the Credit Facility Amendment is included as Exhibit 10.52 to this quarterly report on Form 10-Q and is hereby incorporated by reference in its entirety.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.52*	First Amendment to Amended and Restated Loan and Security Agreement dated May 10, 2005 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: May 8, 2006

/s/ Austin J. Shanfelter
Austin J. Shanfelter
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)