Form 10-Q
period 2006-06-30
MASTEC INC
filed 2006-08-03
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of August 1, 2006, MasTec, Inc. had 64,997,837 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

Part I. Financial Information
Item 1. Financial Statements
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$232,100	$209,660	$450,852	$403,636
Costs of revenue, excluding depreciation	198,125	182,435	390,082	359,512
Depreciation	3,498	4,240	7,060	8,714
General and administrative expenses, including non-cash stock compensation expense of $2,043 and $3,224, respectively, in 2006 and $182 and $211, respectively, in 2005	17,373	14,031	33,968	28,876
Interest expense, net of interest income	2,347	4,710	5,832	9,566
Other income, net	1,645	1,271	1,967	3,170

Income from continuing operations before minority interest	12,402	5,515	15,877	138
Minority interest	(323)	(356)	(194)	(422)

Income (loss) from continuing operations	12,079	5,159	15,683	(284)

Loss from discontinued operations, net of tax benefit of $0 in 2006 and 2005	(35,736)	(4,043)	(43,564)	(10,614)

Net income (loss)	$(23,657)	$1,116	$(27,881)	$(10,898)

Basic net income (loss) per share:
Continuing operations	$0.19	$0.10	$0.25	$(0.01)
Discontinued operations	(0.56)	(0.08)	(0.70)	(0.21)

Total basic net income (loss) per share	$(0.37)	$0.02	$(0.45)	$(0.22)

Basic weighted average common shares outstanding	64,752	48,894	62,021	48,795

Diluted net income (loss) per share:
Continuing operations	$0.18	$0.10	$0.25	$(0.01)
Discontinued operations	(0.54)	(0.08)	(0.69)	(0.21)

Total diluted net income (loss) per share	$(0.36)	$0.02	$(0.44)	$(0.22)

Diluted weighted average common shares outstanding	66,463	49,431	63,715	48,795
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$62,555	$2,024
Accounts receivable, unbilled revenue and retainage, net	167,276	171,832
Inventories	21,928	17,832
Income tax refund receivable	685	1,489
Prepaid expenses and other current assets	35,848	42,442
Current assets held for sale	49,388	69,688

Total current assets	337,680	305,307

Property and equipment, net	57,476	48,027
Goodwill	150,630	127,143
Deferred taxes, net	45,946	51,468
Other assets	50,352	46,070
Long-term assets held for sale	1,027	6,149

Total assets	$643,111	$584,164

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$1,058	$4,266
Accounts payable and accrued expenses	79,803	90,324
Other current liabilities	46,742	45,549
Current liabilities related to assets held for sale	29,460	30,099

Total current liabilities	157,063	170,238

Other liabilities	36,343	37,359
Long-term debt	126,961	196,104
Long-term liabilities related to assets held for sale	742	860

Total liabilities	321,109	404,561

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value authorized shares — 100,000,000; issued and outstanding shares — 64,990,961 and 49,222,013 shares in 2006 and 2005, respectively	6,499	4,922
Capital surplus	524,776	356,131
Accumulated deficit	(209,781)	(181,900)
Accumulated other comprehensive income	508	450

Total shareholders’ equity	322,002	179,603

Total liabilities and shareholders’ equity	$643,111	$584,164

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(27,881)	$(10,898)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,796	9,708
Impairment of assets	20,845	—
Non-cash stock and restricted stock compensation expense	3,465	206
(Gain) on sale of fixed assets	(361)	(2,239)
Write down of fixed assets	144	327
Provision for doubtful accounts	3,446	1,909
Provision for inventory obsolescence	240	400
Income from equity investment	(1,563)	(562)
Accrued losses on construction projects	2,626	1,587
Minority interest	194	422
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	1,480	(14,108)
Inventories	1,431	12,320
Income tax refund receivable	546	1,769
Other assets, current and non-current portion	14,463	(6,559)
Accounts payable and accrued expenses	(14,790)	1,310
Other liabilities, current and non-current portion	(1,689)	(10,135)

Net cash provided by (used in) operating activities	10,392	(14,543)

Cash flows (used in) investing activities:
Cash paid for acquisitions	(19,284)	—
Capital expenditures	(10,273)	(3,873)
Payments received from sub-leases	286	380
Investments in unconsolidated companies	(2,830)	(2,411)
Investments in life insurance policies	(610)	—
Net proceeds from sale of assets	1,940	4,363

Net cash (used in) investing activities	(30,771)	(1,541)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	156,465	—
Payments of other borrowings, net	(3,801)	106
Payments of capital lease obligations	(182)	(182)
Payments of senior subordinated notes	(75,000)	—
Proceeds from issuance of common stock pursuant to stock option exercises	3,404	1,243
Payments of financing costs	(28)	—

Net cash provided by financing activities	80,858	1,167

Net increase (decrease) in cash and cash equivalents	60,479	(14,917)

Net effect of currency translation on cash	52	(42)
Cash and cash equivalents — beginning of period	2,024	19,548

Cash and cash equivalents — end of period	$62,555	$4,589

Cash paid during the period for:
Interest	$8,945	$8,589

Income taxes	$215	$294

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$6,450	$—
Auction receivable	$231	$805
Investment in unconsolidated companies payable in July	$925	$925
Accruals for inventory at quarter-end	$6,288	$18,404
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
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include the recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
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
(b) Statements of Cash Flows
     The Company revised the presentation of its cash flow statement and elected not to disclose cash flows from discontinued operations separately for all periods presented. Accordingly, the prior period has been revised to conform with the current year presentation.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(c) Comprehensive Income (Loss)
     Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net loss and foreign currency translation adjustments.
     Comprehensive income (loss) consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(23,657)	$1,116	$(27,881)	$(10,898)
Foreign currency translation gain (loss)	61	(46)	58	(41)

Comprehensive income (loss)	$(23,596)	$1,070	$(27,823)	$(10,939)

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
(e) Basic and Diluted Net Income (Loss) Per Share
     The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the three months and six months ended June 30, 2006, diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 1,712,000 shares and 1,693,000 shares, respectively. For the three months ended June 30, 2005, diluted net income (loss) per common share includes the effect of 537,000 shares of common stock equivalents. For the six months ended June 30, 2005, common stock equivalents were not considered because their effect would be antidilutive. Common stock equivalents amounted to 662,000 shares for the six months ended June 30, 2005. Accordingly, diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2005.
(f) Valuation of Long-Lived Assets
     The Company reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, the Company used projections of future discounted cash flows from the assets. These projections are based on its view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to the Company’s intent to sell substantially all of its state Department of Transportation projects and assets, it evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale by using a weighted probability cash flow analysis based on management’s estimates. These estimates are subject to change in the future and if the Company is not able to sell these projects and assets at the estimated selling price or the cash flow changes because of changes in economic conditions, growth rates or terminal values, the Company may incur impairment charges in the future related to these projects and assets.
(g) Valuation of Goodwill and Intangible Assets
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company conducts, on at least an annual basis, a review of its reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down.
     The Company could record impairment losses if, in the future, profitability and cash flows of the reporting entities decline to the point where the carrying value of those units exceed their market value.
     In the six months ended June 30, 2006, the Company recorded $23.5 million of goodwill in connection with the DSSI acquisition as described in Note 5.
(h) Accrued Insurance
     The Company maintains insurance policies subject to per claim deductibles of $2 million for its workers’ compensation policy, $2 million for its general liability policy and $3 million for its automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. The Company also maintains an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. The Company actuarially determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses and reflects those liabilities in the condensed unaudited consolidated balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. During the six months ended June 30, 2006, the Company changed the discount factor used in estimating actuarial insurance reserves for its workers compensation, general and automobile liability policies from 3.5% to 4.5% as of March 31, 2006, and from 4.5% to 5.2% as of June 30, 2006 to better reflect current market conditions and to use a discount factor that is more in line with the market interest rate the Company receives on its investments. The change in discount rate resulted in a decrease of insurance reserves of $1.9 million.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers and surety companies. As of June 30, 2006 and December 31, 2005, total outstanding letters of credit amounted to $66.5 million and $57.6 million, respectively, of which $48.2 million and $41.8 million were outstanding to support our casualty and medical insurance requirements at June 30, 2006 and December 31, 2005, respectively. Cash collateral posted amounted to $24.6 million and $24.8 million at June 30, 2006 and December 31, 2005, respectively. Cash collateral is included in other assets. The 2006 increase in the letters of credit is related to additional collateral provided to the insurance carrier for the 2006 plan year in the amount of $8.9 million, in comparison to the $18 million of cash collateral provided to the Company’s insurance carrier for the 2005 plan year.
(i) Stock Based Compensation
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,
(“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
     The Company adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of SFAS 123R. The pro forma effect of the 2005 prior period is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income (loss), as reported	$1,116	$(10,898)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(998)	(2,108)

Pro forma net income (loss)	$118	$(13,006)

Basic net income (loss):
As reported	$0.02	$(0.22)

Pro forma	$0.00	$(0.27)

Diluted net income (loss):
As reported	$0.02	$(0.22)

Pro forma	$0.00	$(0.27)

     The fair value concepts were not changed significantly in SFAS 123R; however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The fair value of each option granted was estimated using the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected life — employees	4.26-6.26 years	4.17-6.17 years	4.26-6.29 years	4.17-6.17 years
Expected life — executives	5.74-7.74 years	5.38-7.38 years	5.74-7.74 years	5.38-7.38 years
Volatility percentage	40%-65%	60%-65%	40%-65%	60%-65%
Interest rate	5.08%-5.16%	4.54%-4.61%	4.97%-5.04%	4.54%-4.61%
Dividends	None	None	None	None
Forfeiture rate	7.27%	6.97%	7.19%	6.97%
     Total non-cash stock compensation expense for the three months ended June 30, 2006 related to unvested stock options amounted to approximately $1,660,000, which is included in general and administrative expenses in the condensed unaudited consolidated statements of operations. Included in the expense is approximately $75,100 of compensation expense related to accelerations of stock options that occurred in the three months ended June 30, 2006. Accelerations were a result of certain benefits given to employees who were terminated during the quarter. During the three months ended June 30, 2006 and 2005, the Company granted 799,500 and 132,500 options, respectively, to employees and executives to purchase shares of the Company’s common stock at their fair value on the date of grant. The options granted during the three months ended June 30, 2006 and 2005 had a weighted average exercise price of $13.92 and $8.02 per share, respectively. The weighted average fair value of options granted during the period was $8.62 and $5.15 per share, respectively.
     Total non-cash stock compensation expense for the six months ended June 30, 2006 related to unvested stock options amounted to approximately $2,914,600, of which $241,900 is included in loss from discontinued operations and $2,672,700 is included in general and administrative expenses in the condensed unaudited consolidated statements of operations. Included in the expense is approximately $396,900 of compensation expense related to accelerations of stock options that occurred in the six months ended June 30, 2006. Accelerations were a result of certain benefits given to employees who ceased employment during the six month period. During the six months ended June 30, 2006 and 2005, the Company granted 799,500 and 257,500 options, respectively, to employees and executives to purchase shares of the Company’s common stock at their fair value on the date of grant. The options granted during the six months ended June 30, 2006 and 2005 had a weighted average exercise price of $13.92 and $8.52 per share, respectively. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $8.62 and $5.45 per share, respectively.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through June 30, 2006, the Company has issued 244,523 shares of restricted stock valued at approximately $2.4 million which is being expensed over various vesting periods (12 months to 3 years). Total unearned compensation related to restricted stock grants as of June 30, 2006 is approximately $1,374,600. Restricted stock expense for the three months ended June 30, 2006 and 2005 is approximately $383,000 and $117,900, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations. Restricted stock expense for the six months ended June 30, 2006 and 2005 is approximately $551,200 and $142,000, respectively, and is included in general and administrative expenses in the condensed unaudited consolidated statements of operations.
(j) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. In addition, as discussed in Note 8, the Company in 2005 announced its intention to sell substantially all of its state Department of Transportation related projects and assets. Accordingly, the net loss for these projects and assets for the three and six months ended June 30, 2005 have been reclassified from the prior period presentation as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(k) Equity investments
     The Company has one investment which is accounted for by the equity method as the Company owns 49% of the entity and has the ability to exercise significant influence over the operational policies of the limited liability company. The Company’s share of its earnings or losses in this investment is included as other income, net in the condensed unaudited consolidated statements of operations. As of June 30, 2006, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. See Note 11.
(l) Fair value of financial instruments
     The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At June 30, 2006 and December 31, 2005, the fair value of the Company’s outstanding senior subordinated notes was $120.7 million and $195.0 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees under the credit agreement.
Note 4 — Sale of the Company’s Common Stock
     On January 24, 2006, the Company completed a public offering of 14,375,000 shares of common stock at $11.50 per share. The net proceeds from the sale were $156.5 million after deducting underwriting discounts and offering expenses. The Company used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described in Note 5. On March 2, 2006, the Company used $75.5 million of the net proceeds to redeem a portion of its 7.75% senior subordinated notes due February 2008 plus interest (see Note 7). The Company expects to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, fund organic growth and other general corporate purposes.
Note 5 — Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, the Company acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which it refers to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of the Company’s common stock of $11.77 per share on January 27, 2006 discounted by 8.75% due to the shares being restricted for 120 days), $784,000 of transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, the Company registered the resale of the MasTec common stock on April 28, 2006.
     DSSI, which had revenues exceeding $50 million for the year ended December 31, 2005 (unaudited), was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. These markets are contiguous to areas in which the Company is active with similar installation services. Following the DSSI acquisition, the Company provides installation services from the mid-Atlantic states to South Florida.
     The purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components on January 31, 2006 (unaudited) (in thousands):

Net assets	$2,026
Non-compete agreements	658
Goodwill	23,487

Purchase price	$26,171

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The non-compete agreements are with an executive and with the shareholders of DSSI and will be amortized over a five and a seven year period, respectively.
     DSSI’s results of operations prior to the date of acquisition are not significant to the Company’s results of operations or financial condition and accordingly, no pro forma information is disclosed.
Note 6 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of June 30, 2006 and December 31, 2005 consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Deferred tax assets	$10,775	$5,308
Notes receivable	1,447	2,231
Non-trade receivables	9,533	21,452
Other investments	4,931	4,815
Prepaid expenses and deposits	7,083	6,563
Other	2,079	2,073

Total prepaid expenses and other current assets	$35,848	$42,442

     Other non-current assets consist of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Investment in real estate	$1,683	$1,683
Equity investment	9,660	5,268
Long-term portion of deferred financing costs, net	3,163	4,124
Cash surrender value of insurance policies	6,978	6,369
Non-compete agreements, net	1,417	900
Insurance escrow	24,624	24,792
Other	2,827	2,934

Total other assets	$50,352	$46,070

     Other current and non-current liabilities consist of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Current liabilities:
Accrued compensation	$9,218	$11,084
Accrued insurance	17,024	17,144
Billings in excess of costs	4,810	2,505
Accrued professional fees	2,778	3,484
Accrued interest	3,906	6,329
Accrued losses on contracts	282	509
Accrued payments related to equity investment	925	925
Other	7,799	3,569

Total other current liabilities	$46,742	$45,549

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2006	2005
Non-current liabilities:
Accrued insurance	$34,357	$34,926
Minority interest	1,902	1,837
Other	84	596

Total other liabilities	$36,343	$37,359

Note 7 — Debt
     Debt is comprised of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Revolving credit facility at LIBOR plus 1.25% as of June 30, 2006 and 2.25% as of December 31, 2005 (5.48% as of June 30, 2006 and 5.25% as of December 31, 2005) or, at the Company’s option, the bank’s prime rate as of June 30, 2006 and the bank’s prime rate plus 0.75% as of December 31, 2005 (8.25% as of June 30, 2006 and 8.00% December 31, 2005)	$—	$4,154
7.75% senior subordinated notes due February 2008	120,956	195,943
Capital lease obligations	6,541	—
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	522	273

Total debt	128,019	200,370
Less current maturities	(1,058)	(4,266)

Long-term debt	$126,961	$196,104

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
     Based on the Company’s improved financial position, on May 8, 2006, the Company amended its Credit Facility (“2006 Amendment”) to reduce the interest rate margins charged on borrowings and letters of credit. The 2006 Amendment also increases the maximum permitted purchase price for an acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million.
     The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of June 30, 2006 and December 31, 2005, net availability under the Credit Facility totaled $47.9 million and $55.4 million, respectively, net of outstanding standby letters of credit aggregating $66.5 million and $57.6 million as of such dates, respectively. At June 30, 2006, $48.2 million of the outstanding letters of credit were issued to support the Company’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s assets and a pledge of the stock of certain of its operating subsidiaries. All wholly-owned subsidiaries collateralize the Credit Facility. At June 30, 2006 and December 31, 2005, the Company had outstanding cash draws under the Credit Facility of $0 and $4.2 million, respectively. Interest under the Credit Facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
defined in the Credit Facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
     If the net availability under the Credit Facility is under $20.0 million at any given day, the Company is required to be in compliance with a minimum fixed charge coverage ratio, which, as part of the 2006 Amendment, was reduced to 1.1 to 1.0 measured on a monthly basis. Certain events are triggered if the Company is not in compliance with this ratio. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of June 30, 2006 because the net availability under the Credit Facility was $47.9 million as of June 30, 2006 and net availability did not reduce below $20.0 million at any given day during the period.
     Based upon the 2006 Amendment and the Company’s current availability, liquidity and projections for 2006, the Company believes it will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the remainder of 2006. The Company is dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should the Company be unable to comply with the terms and conditions of the Credit Facility, it would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. The Company may not be able to achieve its 2006 projections and this may adversely affect its ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future. The Company’s variable rate Credit Facility exposes it to interest rate risk. However, the Company had no cash borrowings outstanding under the Credit Facility at June 30, 2006.
Senior Subordinated Notes
     As of June 30, 2006, the Company had outstanding $120.9 million in principal amount of its 7.75% senior subordinated notes due in February 2008. Interest is due semi-annually. The notes are redeemable, at the Company’s option at 100% of the principal amount plus accrued but unpaid interest. On March 2, 2006, the Company redeemed $75.0 million of the senior subordinated notes and paid approximately $0.5 million in accrued interest. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
Capital Lease Obligations
     During 2006, the Company entered into several agreements which provided financing for various machinery and equipment totaling $6.5 million. These capital leases are non-cash transactions and, accordingly, have been excluded form the condensed unaudited consolidated statements of cash flows. These leases range between 60 and 84 months and have effective interest rates ranging from 6.03% to 7.65%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. As of June 30, 2006, the Company had $6.5 million in total indebtedness relating to the capital leases entered into during 2006, of which $5.5 million was considered long-term.
     The Company had no holdings of derivative financial or commodity instruments at June 30, 2006.
Note 8 — Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets of its Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. In November 2005, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three months ended June 30, 2006 and 2005, the expenses incurred by the Brazilian subsidiary were principally related to legal fees incurred in connection with the bankruptcy proceedings. For the three months ended June 30, 2006 and 2005, the net loss from the Brazilian operations was $30,000 and $0, respectively. For the six months ended June 30, 2006 and 2005, the net loss from these operations was $82,000 and $0, respectively.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the assets and liabilities for the Brazil operations as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Current assets	$290	$290
Non-current assets	—	—
Current liabilities	19,507	19,455
Non-current liabilities	2,170	2,170
Accumulated foreign currency translation.	(21,387)	(21,335)
     During the fourth quarter of 2004, the Company ceased performing new services in the network services operations and sold these operations in 2005. On May 24, 2005, the Company sold certain of its network services operations assets to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. These operations have been classified as a discontinued operation in all periods presented. The net loss for the network services operations was $17,000 and $114,000 for the three months and six months ended June 30, 2006, respectively. The net loss for the network services operations was $1.0 million and $1.4 million for the three months and six months ended June 30, 2005, respectively.
     The following table summarizes the assets and liabilities of the network services operations as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Current assets	$251	$883
Non current assets	34	34
Current liabilities	470	816
Non current liabilities	—	—
Shareholder’s (deficit) equity	(185)	101
     The following table summarizes the results of operations of network services (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$43	$1,140	$102	$3,777
Cost of revenue	(43)	(1,243)	(102)	(3,777)
Operating and other expenses	(17)	(899)	(114)	(1,447)

Loss from operations before benefit for income taxes	$(17)	$(1,002)	$(114)	$(1,447)
Benefit for income taxes	—	—	—	—

Net loss	$(17)	$(1,002)	$(114)	$(1,447)

     On December 31, 2005, the executive committee of the Company’s board of directors voted to sell substantially all of its state Department of Transportation related projects and assets. The projects and assets that are for sale have been accounted for as discontinued operations for all periods presented, including the reclassification of results of operations from these projects to discontinued operations for the three months and six months ended June 30, 2005. A quarterly review of the carrying value of the underlying net assets related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Management assumed a six month projected cash flow and estimated a selling price using a weighted probability cash flow approach based on management’s estimates. Following the second quarter of 2006 results and cash flow projection for these projects and

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
related assets, management determined there were sufficient indicators of impairment to the carrying value of the underlying net assets of the state Department of Transportation related projects and assets. As a result, $20.8 million non-cash impairment charge was recorded for the estimated sales price and disposition of the state Department of Transportation related projects and assets. All impairment charges are included in discontinued operations. These estimates are subject to change in the future and if the Company is not able to sell these projects and assets at the estimated selling price or the cash flow changes, the Company may incur additional impairment charges in the future. As of June 30, 2006, the carrying value of the subject net assets for sale was approximately $20.2 million after taking into consideration the impairment charge. This amount is comprised of total assets of $50.4 million less total liabilities of $30.2 million.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the state Department of Transportation operations as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Accounts receivable, net	$33,862	$44,906
Inventory	14,913	23,724
Other current assets	613	1,058

Current assets held for sale	$49,388	$69,688

Property and equipment, net	$—	$3,822
Long-term assets	1,027	2,327

Long-term assets held for sale	$1,027	$6,149

Current liabilities related to assets held for sale	$29,460	$30,099

Long-term liabilities related to assets held for sale	$742	$860

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$22,402	$26,449	$47,066	$50,243
Cost of revenue	(33,545)	(26,783)	(62,815)	(54,676)
Operating and other expenses	(24,546)	(2,707)	(27,620)	(4,734)

Loss from operations before benefit for income taxes	$(35,689)	$(3,041)	$(43,369)	$(9,167)
Benefit for income taxes	—	—	—	—

Net loss	$(35,689)	$(3,041)	$(43,369)	$(9,167)

Note 9 — Commitments and Contingencies
     The Company brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a state Department of Transportation project, which is included in discontinued operations, on a network wiring contract. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the Judge ruled that the Company failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. Neither party obtained the relief sought. The Company believes the ruling is an error, and has sought remedy on appeal. The Company may be unable to obtain relief without additional expenses.
     In April 2006, the Company settled, without payment to the plaintiffs by the Company, several complaints for purported securities class actions that were filed against the Company and certain officers in the second quarter of 2004.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
While the Company believes it would have ultimately been successful in defense of these actions, given the amount of the settlement, the inherent risk of uncertainty of the legal proceedings, and the substantial time and expense of defending these proceedings, the Company concluded that entering into the settlement was the appropriate course of action. On June 30, 2006, the parties executed a Stipulation of Settlement and filed a Joint Motion for Preliminary Approval of the settlement of the federal securities class action. The settlement is contingent upon final approval by the Court. The Court scheduled a preliminary hearing on the approval of the settlement for August 15, 2006. If the settlement is preliminarily approved, the Court will schedule a final fairness hearing to determine whether the settlement is fair, reasonable and adequate. As part of the settlement, the Company’s excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from the Company based on its claim that notice was not properly given under the policy. The Company believes these claims are without merit and plans to continue vigorously defending this action. The Company also believes that they have claims against the insurance broker for any losses arising from the notice.
     The parties in the shareholder derivative action, which is based on the same factual predicate as the purported federal securities class action and related SEC informal inquiry, have executed a memorandum of understanding and are presently finalizing the stipulation of settlement. Once executed, the stipulation of settlement will be filed with the Court for final approval.
     The SEC is conducting an informal fact-finding inquiry related to the restatements of the Company’s financial statements. The Company is fully cooperating with the SEC. The Company has voluntarily produced documents to the SEC. The SEC is currently conducting interviews in connection with this inquiry.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. The matter is currently stayed and under investigation. The Company does not believe it is liable under the FLSA as alleged in the complaint. The Company plans to vigorously defend this lawsuit, but may be unable to successfully resolve this dispute without incurring significant expenses. Due to the early stage of this proceeding, any potential loss cannot presently be determined.
     During construction of a natural gas pipeline project in Oregon in 2003, the Company and its customer, Coos County, Oregon, were cited for violations of the Clean Water Act by the U.S. Army Corps of Engineers (“Corps of Engineers”). Despite protracted negotiations, the parties were unable to settle these complaints. On March 30, 2006, the Corps of Engineers filed suit against the Company and Coos County in Federal District Court in Oregon. The Company intends to defend this action vigorously, but may be unable to do so without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, cannot be determined.
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
     The potential loss for all unresolved Coos Bay matters and unpaid settlements reached described above is estimated to be $125,000 at June 30, 2006, which has been recorded in the unaudited condensed consolidated balance sheets as accrued expenses.
     In June 2005, the Company posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered June 30, 2005 against the Company for damages plus attorney’s fees resulting from a break in a Citgo pipeline. The Company seeks a new trial and reduction in the damages award. The Company will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.4 million, of which $100,000 is recorded in the unaudited condensed consolidated balance sheet as of June 30, 2006, as accrued expenses.
     The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The Company is required to provide payment and performance bonds for some of its contractual commitments related to projects in process. At June 30, 2006, the cost to complete projects for which the $283.9 million in performance and payment bonds are outstanding was $64.2 million.
     On January 3, 2005, MasTec entered into an employment agreement with Gregory S. Floerke relating to his employment as Chief Operations Officer. He was solely focused and responsible for managing intelligent traffic services related projects for MasTec. The agreement was to expire on January 2, 2007 unless earlier terminated, and provided that Mr. Floerke would be paid an annual salary of $300,000 during the first year of employment and $350,000 during the second year of employment. The agreement also provided for the grant to Mr. Floerke of stock options pursuant to MasTec’s stock option plans and contained confidentiality, non-competition and non-solicitation provisions. Mr. Floerke resigned effective March 30, 2006. In connection therewith, the Company entered into a separation agreement with Mr. Floerke in which the Company paid him $95,000. This separation agreement terminated the employment agreement with Mr. Floerke. The Company also recorded approximately $242,000 in stock compensation for the first quarter of 2006 related to the extension of the exercise period on Mr. Floerke’s stock options and the acceleration of the vesting of his unvested options. This amount is included in non-cash stock compensation expense as discussed in Note 3(i) and is included in loss from discontinued operations.
Note 10 — Concentrations of Risk
     The Company provides services to its customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Communications	$169,852	$157,763	$326,673	$298,242
Utilities	44,158	36,285	97,902	80,779
Government	18,090	15,612	26,277	24,615

	$232,100	$209,660	$450,852	$403,636

     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended June 30, 2006, 44.8% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 33.9% and 10.9%, respectively, of total revenue for the three months ended June 30, 2006. During the three months ended June 30, 2005, two customers accounted for 41.2% of the Company’s total revenue after adjustment for discontinued operations (see Note 8). Revenue from these two customers accounted for 28.9% and 12.3%, respectively, of the total revenue for the three months ended June 30, 2005. During the six months ended June 30, 2006, 47.9% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 35.8% and 12.1%, respectively, of the total revenue for the six months ended June 30, 2006. During the six months ended June 30, 2005, 43.5% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 30.4% and 13.1%, respectively, of the total revenue for the six months ended June 30, 2005.
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
related to the unprecedented number of customers that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of June 30, 2006, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $13.8 million net of $7.4 million in specific reserves. As of December 31, 2005, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.5 million net of $8.0 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $13.2 million and $15.9 million as of June 30, 2006 and December 31, 2005, respectively, for both specific customers and as a reserve against other past due balances. The decrease in reserves is due to certain specific reserves being written off against the receivable in the six months ended June 30, 2006. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.
Note 11 — Equity Investment
     The Company has a 49% interest in a limited liability company that it purchased from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first three quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006 and July 11, 2006. The July amount is included in accrued expenses and other assets at June 30, 2006. The Company also may be required under the agreement to make capital contributions from time to time equal to 49% of the additional capital required by the venture. In March 2006, the venture requested a total capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec. Accordingly, this amount increased the investment balance which is included in other assets at June 30, 2006.
     As of June 30, 2006, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.
     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the financial and operational policies of this limited liability company. The Company recognized $1,207,000 and $347,000 in investment income during the three months ended June 30, 2006 and 2005, respectively. The Company recognized $1,563,000 and $562,000 in investment income during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company had an investment balance of approximately $9.7 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.
Note 12 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, the Company’s Vice-Chairman and Executive Vice President, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the period from April 1, 2005 through June 4, 2005, the Company paid Neff $155,395. During the period from January 1, 2005 through June 4, 2005, the Company paid Neff $328,013. MasTec believes the amount paid to Neff was equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     MasTec has entered into split dollar agreements with key executives and the Chairman of the Board. During the three months ended June 30, 2006 and 2005, MasTec paid $284,000 and $0, respectively, in premiums in connection with these split dollar agreements. During the six months ended June 30, 2006 and 2005, MasTec paid $610,000 and $0, respectively, in premiums in connection with these split dollar agreements.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 13 — New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48’), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on its consolidated financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” These Statements are not expected to have a material effect on the Company’s consolidated financial statements.

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
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of $11.77 per share on January 27, 2006 discounted due to shares being restricted for up to 120 days), $784,000 of transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, we registered the resale of the MasTec common stock on April 28, 2006.
     DSSI, which had revenues exceeding $50 million during the year ended December 31, 2005 (unaudited), was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. These markets are contiguous to areas in which we are active with similar installation services. Following the DSSI acquisition, we provide installation services from the mid-Atlantic states to South Florida.
     The purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components as of January 31, 2006 (in thousands):

Net assets	$2,026
Non-compete agreements	658
Goodwill	23,487

Purchase price	$26,171

Revenue
     We provide services to our customers which are companies in the communications, as well as utilities and government industries.

     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Communications	$169,852	$157,763	$326,673	$298,242
Utilities	44,158	36,285	97,902	80,779
Government	18,090	15,612	26,277	24,615

	$232,100	$209,660	$450,852	$403,636

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
     Revenue by type of contract is as follows (in thousands):

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2006	2005	2006	2005
Master service and other service agreements	$164,752	$150,222	$329,291	$291,452
Installation/construction projects agreements	67,348	59,438	121,561	112,184

	$232,100	$209,660	$450,852	$403,636

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
Discontinued Operations
     In 2004, we declared each of our Brazil subsidiary and network services operations a discontinued operation. In 2005, we declared substantially all of our state Department of Transportation related projects and assets a discontinued operation due to our intention to sell these projects and assets. Accordingly, results of operations for the three months and six months ended June 30, 2005 of substantially all of our state Department of Transportation related projects and assets have been reclassified to discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations.
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
     We recorded provisions against the results of operations for doubtful accounts of $2.2 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively. We recorded provisions against the results of operations for doubtful accounts of $3.4 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. All provisions against the results of operations for doubtful accounts are included in part in general and administrative expenses and in part in loss from discontinued operations in our condensed unaudited consolidated financial statements. These provisions are based on the results of management’s quarterly reviews and analyses of our write-off history.
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
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to our intent to sell substantially all of our state Department of Transportation projects and assets, we evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale by using a weighted probability cash flow analysis based on management’s estimates. These estimates are subject to change in the future and if we are not able to sell these projects and assets at the estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or terminal values, we may incur additional impairment charges in the future related to these operations.
     During the second quarter of 2006, we determined that sufficient indicators of impairment existed in connection with the state Department of Transportation projects and assets. As a result, $20.8 million non-cash impairment charge was recorded for the estimated sales price and disposition of the state Department of Transportation projects and assets. This impairment charge is included in discontinued operations.
Valuation of Goodwill and Intangible Assets
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of our goodwill may be impaired and written down.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting units decline to the point where the carrying value of those units exceed their market value.
     In the six months ended June 30, 2006, we recorded $23.5 million of goodwill in connection with the DSSI acquisition.
Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverages of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. During the six months ended June 30, 2006, we changed the discount factor used in estimating our actuarial insurance reserves for the workers compensation, general and automobile liability policies from 3.5% to 4.5% as of March 31, 2006, and from 4.5% to 5.2% as of June 30, 2006 to better reflect current market conditions and to use a discount factor more in line with the market rate we are receiving on our investments. The changes in discount factor resulted in a decrease in insurance reserves of $1.9 million.
     We are required to periodically post letters of credit and provide cash collateral to our insurance carriers and surety companies. Total outstanding letters of credit amounted to $66.5 million at June 30, 2006 and $57.6 million as of December 31, 2005, of which $48.2 million and $41.8 million were outstanding to support our casualty and medical insurance requirements at June 30, 2006 and December 31, 2005, respectively. Cash collateral posted amounted to $24.6 million at June 30, 2006 and $24.8 million as of December 31, 2005. The 2006 increase in collateral for our insurance programs is related to additional collateral provided to the insurance carrier for the 2006 plan year in the amount of $8.9 million of letters of credit slightly offset by a $0.2 million reduction in cash collateral for prior year insurance programs. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.
Stock Compensation
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations.

SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
     We adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts presented for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123R. However, the pro forma effect for the three months and six months ended June 30, 2005 is disclosed in Note 3(i) in Part 1. Item 1 Financial Statements, consistent with prior accounting rules.
     The fair value concepts were not changed significantly in SFAS 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using the Black-Scholes valuation model and have elected to use the ratable method to amortize compensation expense over the vesting period of the grant.
     Total non-cash stock compensation expense related to unvested stock options for the three months ended June 30, 2006 amounted to $1.7 million which is included in general and administrative expenses. Total non-cash stock compensation expense related to unvested stock options for the six months ended June 30, 2006 amounted to $2.9 million, of which $0.2 million was included in loss from discontinued operations and $2.7 million is included in general and administrative expenses.
Valuation of Equity Investments
     We have one investment which we account for by the equity method because we own 49% of the entity and we have the ability to exercise significant influence over the operational policies of the entity. Our share of the earnings or losses in this investment is included in other income, net, in the condensed unaudited consolidated statements of operations. As of June 30, 2006, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. We recognized approximately $1,207,000 and $347,000 of investment income in the three months ended June 30, 2006 and 2005, respectively, and $1,563,000 and $562,000 of investment income in the six months ended June 30, 2006 and 2005, respectively.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $46.0 million and $33.9 million as of June 30, 2006 and December 31, 2005, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to us involving the sale of one or more of our operations.

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
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three and six months ended June 30, 2005 of the net loss for the state Department of Transportation related projects and assets to discontinued operations from the prior period presentation (in thousands).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2005		2006		2005
Revenue	$232,100	100.0%	$209,660	100.0%	$450,852	100.0%	$403,636	100.0%
Costs of revenue, excluding depreciation	198,125	85.4%	182,435	87.0%	390,082	86.5%	359,512	89.1%
Depreciation	3,498	1.5%	4,240	2.0%	7,060	1.6%	8,714	2.2%
General and administrative expenses	17,373	7.5%	14,031	6.7%	33,968	7.5%	28,876	7.1%
Interest expense, net of interest income	2,347	1.0%	4,710	2.3%	5,832	1.3%	9,566	2.4%
Other income, net	1,645	0.7%	1,271	0.6%	1,967	0.4%	3,170	0.8%

Income (loss) from continuing operations before minority interest	12,402	5.3%	5,515	2.6%	15,877	3.5%	138	0.0%
Minority interest	(323)	(0.1)%	(356)	(0.2)%	(194)	(0.0)%	(422)	(0.1)%

Income (loss) from continuing operations	12,079	5.2%	5,159	2.4%	15,683	3.5%	(284)	(0.1)%
Discontinued operations	(35,736)	(15.4)%	(4,043)	(1.9)%	(43,564)	(9.7)%	(10,614)	(2.6)%

Net income (loss)	$(23,657)	(10.2)%	$1,116	0.5%	$(27,881)	(6.2)%	$(10,898)	(2.7)%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenue. Our revenue was $232.1 million for the three months ended June 30, 2006, compared to $209.7 million for the same period in 2005, representing an increase of $22.4 million or 10.7%. This increase was due primarily to the increased revenue of approximately $18.1 million received from DIRECTV due to increased installations and increased market share from the DSSI acquisition. Revenue from BellSouth also increased by $5.2 million mostly attributed to work we were awarded for central office installations. We also experienced an increase in general business activity from other customers in the second quarter of 2006 compared to the same period of 2005. These increases in revenue were partially offset by a decrease in revenue of $7.3 million from Verizon, which was mostly attributable to the timing of generating work orders. In the three months ended June 30, 2005, the volume of fiber-to-the-home installations of work orders was high whereas in the three months ended June 30, 2006, the installations have normalized. We expect the Verizon revenue to increase in future quarters as additional work orders are approved.
     Costs of Revenue. Our costs of revenue were $198.1 million or 85.4% of revenue for the three months ended June 30, 2006, compared to $182.4 million or 87.0% of revenue for the same period in 2005 reflecting an improvement in margins. The improvement in margins was due to a decrease in subcontractor expense as a percentage of revenue combined with operational payroll increasing at a lower rate as a percentage of revenue. During the three months ended June 30, 2006, we continued to reduce the use of subcontractors without hiring a proportional number of additional employees. These decreases were partially offset by increases in fuel costs. Fuel costs as a percentage of revenue in the three months ended June 30, 2006 was 3.8% compared to 3.0% in the three months ended June 30, 2005. These increases in fuel costs as a percentage of revenue are a direct result of the rising fuel costs during the period.
     Depreciation. Depreciation was $3.5 million for the three months ended June 30, 2006, compared to $4.2 million for the same period in 2005, representing a decrease of $742,000 or 17.5%. We reduced depreciation expense in the three months ended June 30, 2006 by continuing to reduce capital expenditures by entering into operating leases for our fleet requirements. We also continue to dispose of excess equipment. During the three months ended June 30, 2006, we entered into several capital lease agreements to finance various machinery and equipment totaling $6.5 million. As a result, depreciation expense is expected to increase in the future.
     General and administrative expenses. General and administrative expenses were $17.4 million or 7.5% of revenue for the three months ended June 30, 2006, compared to $14.0 million or 6.7% of revenue for the same period in 2005, representing an increase of $3.3 million or 23.8%. This increase is attributable to non-cash stock compensation, additional personnel, and legal expenditures. Non-cash stock compensation expense was $2.0 million, or 0.9% of revenue for the three months ended June 30, 2006, compared to $0.2 million, of revenue for the same period in 2005 representing an increase of $1.8 million. Effective January 1, 2006, we account for our stock-based award plans in accordance with SFAS 123R (revised 2005), “Share Based Payment”, which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with SFAS 123R, we expensed $1.7 million in the three months ended June 30, 2006 related to unvested stock options. In addition, we recorded approximately $361,000 related to restricted stock awards during the three months ended June 30, 2006. For the three months ended June 30, 2005, we expensed $117,900 related to restricted stock awards. Had we adopted SFAS 123R in 2005, we would have been required to expense $998,000 for the three months ended June 30, 2005. See the pro forma compensation expense disclosure in Note 3(i) to our condensed unaudited consolidated financial statements. The increase in general and administrative expenses was also due to hiring additional personnel to address increased business activity. Furthermore, we incurred additional legal expenses of approximately $1.4 million during the three months ended June 30, 2006 compared to the same period in 2005. These increases were slightly offset by a decrease in insurance expenses resulting from improved claims and loss history during the second quarter of 2006, as well as a reduction in our insurance reserve based on a change of the discount factor. During the three month period ended June 30, 2006, we increased our estimate related to the discount factor used for estimating actuarial insurance reserves from 4.5% to 5.2% to reflect current market conditions and to use a discount factor more in line with the market interest rate we receive on our investments.
     Interest expense, net. Interest expense, net of interest income was $2.3 million or 1.0% of revenue for the three months ended June 30, 2006, compared to $4.7 million or 2.3% of revenue for the same period in 2005 representing a decrease of approximately $2.4 million or 50.4%. The decrease was due to lower rates charged during the period under our Credit Facility based on our improved operating performance and the 2006 Amendment, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our 7.75% senior subordinated notes on March 2, 2006. In addition, the decrease in interest expense, net was due to the higher interest income we earned during the period as a result of investing the remaining net proceeds from our January 2006 equity offering and higher interest rates earned on our invested funds.
     Other income, net. Other income, net was $1.6 million for the three months ended June 30, 2006, compared to $1.3 million in the three months ended June 30, 2005, representing an increase of $0.3 million or 27.0%. The increase mainly relates to the equity income we recognized on our 49% investment in a limited liability company. This increase was partially offset by reduced gains on sale of fixed assets in the second quarter of 2006 compared to the second quarter of 2005.
     Minority interest. Minority interest for GlobeTec Construction, LLC resulted in a charge of $323,000 for the three months ended June 30, 2006, compared to a charge $356,000 for the same period in 2005 representing a decrease of $33,000. The joint venture experienced a slight decline in business in the three months ended June 30, 2006 compared to the same period in 2005 due to certain jobs incurring higher costs in order to complete them more rapidly.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian and network services operations, as well as our operations of the state Department of Transportation related projects and assets, was $35.7 million for the three months ended June 30, 2006 compared to $4.0 million in the three months ended June 30, 2005. The net loss for our Brazilian operations for the three months ended June 30, 2006 was approximately $30,000 and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net loss for our network services operations decreased to $17,000 for the three months ended June 30, 2006 from a net loss of $1.0 million in the three months ended June 30, 2005 as a result of the winding down of the network services operations. The loss in the three months ended June 30, 2006 is mostly attributable to overhead personnel and legal costs in winding down the operations. In addition, discontinued operations include the net loss of our state Department of Transportation related projects and assets which amounted to $35.7 million for the three months ended June 30, 2006 compared to a net loss of $3.0 million in the three months ended June 30, 2005. The net loss increased due to an impairment charge and operational cost overruns and inefficiencies on certain existing projects. During the second quarter of 2006, we determined there were sufficient indicators of impairment to the carrying value of the underlying net assets of the state Department of Transportation projects and assets. As a result, $20.8 million non-cash impairment charge was recorded for the estimated sales price and disposition of the state Department of Transportation projects and assets. All impairment charges are included in discontinued operations. In addition to the non-cash impairment charge, the loss during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 included increased legal expenses of approximately $1.0 million and bad debt expense of approximately $0.6 million.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenue. Our revenue was $450.9 million for the six months ended June 30, 2006, compared to $403.6 million for the same period in 2005, representing an increase of $47.3 million or 11.7%. This increase was due primarily to the increased revenue of approximately $38.9 million received from DIRECTV due to increased installations and increased market share from the DSSI acquisition and an increase in revenue of $15.3 million from BellSouth mostly attributed to work we were awarded for central office installations. We also experienced an increase in general business activity from other customers in the six month period ended June 30, 2006 compared to the same period of 2005. These increases in revenue were partially offset by a decrease in revenue of $18.0 million from Verizon mostly attributed to the timing of generating work orders. In the six months ended June 30, 2005 the fiber-to-the-home installations had just commenced and the volume of work orders were high whereas in the six months ended June 30, 2006 the installations have normalized. We expect the Verizon revenue to increase in future quarters as additional work orders are approved.
     Costs of Revenue. Our costs of revenue were $390.1 million or 86.5% of revenue for the six months ended June 30, 2006, compared to $359.5 million or 89.1% of revenue for the same period in 2005 reflecting an improvement in margins. The improvement in margins was due to a decrease in subcontractor expense as a percentage of revenue with operational payroll only slightly increasing as a percentage of revenue. During the six months ended June 30, 2006, we continued to reduce the use of subcontractors without hiring a proportional number of additional employees. These decreases were partially offset by increases in fuel costs. Fuel costs as a percentage of revenue in the six months ended June 30, 2006 was 3.6% compared to 2.8% in the six months ended June 30, 2005. These increases in fuel costs as a percentage of revenue are a direct result of the rising fuel costs during the period.
     Depreciation. Depreciation was $7.1 million for the six months ended June 30, 2006, compared to $8.7 million for the same period in 2005, representing a decrease of $1.6 million or 19.0%. We reduced depreciation expense in the six months ended June 30, 2006 by continuing to reduce capital expenditures by entering into operating leases for fleet requirements. We also continue to dispose of excess equipment in 2006. However, depreciation expense is expected to increase in the future as a result of several capital lease agreements we entered into during the six month period ended June 30, 2006 to finance various machinery and equipment totaling $6.5 million.
     General and administrative expenses. General and administrative expenses were $34.0 million or 7.5% of revenue for the six months ended June 30, 2006, compared to $28.9 million or 7.1% of revenue for the same period in 2005, representing an increase of $5.1 million or 17.6%. This increase is attributable to non-cash stock compensation; additional personnel; and legal expenditures. Non-cash stock compensation expense was $3.2 million or 0.7% of revenue for the six months ended June 30, 2006, compared to $211,000 of revenue for the same period in 2005 representing an increase of $3.0 million. Effective January 1, 2006, we account for our stock-based award plans in accordance with SFAS 123R (revised 2005) “Share Based Payment” which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with SFAS 123R, we expensed $2.7 million in the six months ended June 30, 2006 related to unvested stock options and restricted stock awards. In addition, we recorded approximately $529,600 related to restricted stock awards during the six months ended June 30, 2006. For the six months ended June 30, 2005, we expensed $142,000 related to restricted stock awards. Had we adopted SFAS 123R in 2005, we would have been required to expense $2.1 million for the six months ended June 30, 2005. See the pro forma compensation expense disclosure in Note 3(i) to our condensed unaudited consolidated financial statements. The increase in general and administrative expenses was also due to hiring additional personnel to address increased business activity. Furthermore, we incurred additional legal expenses of approximately $1.6 million during the six months ended June 30, 2006 compared to the same period in 2005. These increases in general and administrative expenses were partially offset by decreases in insurance expense and professional fees. There has been a reduction in insurance expense as a result of improved claims and loss history during 2006, as well as a reduction in our insurance reserve based on a change to the discount factor used for estimating actuarial insurance reserves. The discount factor was changed from 3.5% to 5.2% to reflect current market conditions and to use a discount factor more in line with the market interest rate we receive on our investments.

     Interest expense, net. Interest expense, net of interest income was $5.8 million or 1.3% of revenue for the six months ended June 30, 2006, compared to $9.6 million or 2.4% of revenue for the same period in 2005 representing a decrease of approximately $3.8 million or 39.0%. The decrease was due to lower rates charged during the period under our Credit Facility based on our improved operating performance and the 2006 Amendment, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our 7.75% senior subordinated notes on March 2, 2006. In addition, the decrease in interest expense, net was due to the higher interest income we earned during the period as a result of investing the remaining net proceeds from our January 2006 equity offering and higher interest rates earned on our invested funds.
     Other income, net. Other income, net was $2.0 million for the six months ended June 30, 2006, compared to $3.2 million in the six months ended June 30, 2005, representing a decrease of $1.2 million or 37.9%. The decrease mainly relates to higher gains on sale of fixed assets during the six months ended June 30, 2005 compared to the same period of 2006. This decrease is partially offset by an increase in the equity income we recognize on our 49% investment in a limited liability company.
     Minority interest. Minority interest for GlobeTec Construction, LLC resulted in a charge of $194,000 for the six months ended June 30, 2006, compared to a charge of $422,000 for the same period in 2005 representing a decrease of $228,000. The joint venture experienced a slight decline in business in the six months ended June 30, 2006 compared to the same period in 2005 due to certain jobs incurring higher costs in order to complete them more rapidly.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian and network services operations, as well as our operations of the state Department of Transportation related projects and assets, was $43.6 million for the six months ended June 30, 2006 compared to $10.6 million in the six months ended June 30, 2005. The net loss for our Brazilian operations for the six months ended June 30, 2006 was $82,000 and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net loss for our network services operations decreased to $114,000 for the six months ended June 30, 2006 from a net loss of $1.4 million in the six months ended June 30, 2005 as a result of the winding down of the network services operations. The loss in the six months ended June 30, 2006 is mostly attributable to overhead personnel and legal costs in winding down the operations. In addition, discontinued operations include the net loss of our state Department of Transportation related projects and assets which amounted to $43.4 million for the six months ended June 30, 2006 compared to a net loss of $9.2 million in the six months ended June 30, 2005. The net loss increased due to an impairment charge and operational cost overruns and inefficiencies on certain existing projects. During the second quarter of 2006, we determined there were sufficient indicators of impairment to the carrying value of the underlying net assets of the state Department of Transportation projects and assets. As a result, $20.8 million non-cash impairment charge was recorded for the estimated selling price and disposition of the state Department of Transportation projects and assets. All impairment charges are included in discontinued operations. In addition to the impairment charge, the loss during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 included increased legal expenses of approximately $2.2 million and bad debt expense of approximately $1.5 million. In addition, we had increased operating expenses related to stock compensation expense of $242,000 related to a terminated executive, duplication of back-office functions in order to ensure an easier transition and moving costs related to the consolidation of office space.
Financial Condition, Liquidity and Capital Resources
     On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.5 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described below. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008, including the payment of related interest. We expect to use the remaining net proceeds for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes.
     In addition to the public offering we completed in the first quarter of 2006, our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, capital leases and proceeds from sales of assets and investments. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, equity investment obligations and debt service. In January 2006, we issued a $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. At the present time, we have no other commitments to issue additional collateral in 2006 related to our insurance policies. Following the March redemption of $75.0 million principal amount of subordinated notes, our semi-annual interest payments on our senior subordinated notes was reduced to approximately $5.4 million. In addition to ordinary course working capital requirements, we estimate spending between $20.0 million and $40.0 million per year on capital expenditures in order to keep our equipment new and in good condition in order for them to operate efficiently. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation our capital expenditures may increase in 2006 from this estimate. We are also re-negotiating existing leases and will be entering into new leases with more favorable terms. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales in excess of $1.0 million per quarter depending upon market conditions. From time to time, we engage in a review and analysis of our performance to our key strategic objectives. In connection with this process, we consider activities including the sale or divestitures of portions of our assets, operations, real estate or other properties. Any actions taken may impact our liquidity.
     We have a 49% interest in a limited liability company. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000. As of June 30, 2006, six additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased in addition to an additional purchase price payment contingent on certain performance. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. Three contingent quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006 and July 11, 2006. In March 2006, we also made an additional capital contribution of $980,000.
     We require working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by our customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. We generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the contract is completed to their satisfaction. We maintain inventory to meet the material requirements of some of our contracts. Some of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount.
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
     As of June 30, 2006, we had $180.6 million in working capital compared to $135.1 million as of December 31, 2005. Cash and cash equivalents increased from $2.0 million at December 31, 2005 to $62.6 million at June 30, 2006 mainly due to the proceeds received from the public offering offset by payments made in connection with the redemption of $75.0 million principal on our senior subordinated notes and $18.5 million cash purchase price paid in connection with the DSSI acquisition.
     Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2006 compared to a use of $14.5 million for the six months ended June 30, 2005. The net cash provided by operating activities in the six months ended June 30, 2006 was primarily related to the timing of cash payments to vendors and cash collections from customers. Even though the net loss incurred during the six month period ended June 30, 2006 was higher than the comparable period of 2005, this increase in the net loss was offset by non-cash charges for impairment and stock compensation and therefore improved the net cash provided by operating activities. The net use of cash in operating activities during the six months ended June 30, 2005 was mainly attributed to the net loss incurred during the period and the increase in accounts receivable, unbilled revenues and retainage, in addition to the cash collateral payments of $9.0 million required by our insurance carrier.
     Net cash used in investing activities was $30.8 million for the six months ended June 30, 2006 compared to net cash used in investing activities of $1.5 million for the six months ended June 30, 2005. Net cash used in investing activities during the six months ended June 30, 2006 primarily related to cash payments made in connection with the DSSI acquisition of $19.3 million, capital expenditures in the amount of $10.3 million and payments related to our equity investment in the amount of $2.8 million offset by $1.9 million in net proceeds from sales of assets. Net cash used in investing activities during the six months ended June 30, 2005 primarily related to $3.9 million used for capital expenditures and $2.4 million related to our equity investment offset by $4.4 million in net proceeds from the sale of assets.
     Net cash provided by financing activities was $80.9 million for the six months ended June 30, 2006 compared to $1.2 million for the six months ended June 30, 2005. Net cash provided by financing activities in the six months ended June 30, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $3.4 million partially offset by the redemption of $75.0 million principal on our senior subordinated notes and payments on borrowings of $3.8 million. Net cash provided by financing activities in the six months ended June 30, 2005 was mainly due to proceeds from the issuance of common stock of $1.2 million.
     During the six month period ended June 30, 2006, we entered into several capital lease arrangements to finance the acquisition of $6.5 million of equipment and machinery.
     Cash used in discontinued operations in the six months ended June 30, 2006 was $20.4 million. This mainly consisted of $20.6 million in cash used in operating activities, mostly attributed to our net loss from these operations. We expect cash flow from discontinued operations to be positive in the future based on cash flows expected in 2006 and our estimated selling price for our state Department and Transportation projects and assets. However, this expectation may not be realized if we are not able to sell these projects and assets at our estimated selling price or our cash flow changes because of changes in economic conditions.
     We have a secured revolving credit facility for our operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.6 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet. Based on our improved financial position, on May 8, 2006, we were able to amend our credit facility to reduce the interest rate margins charged on borrowings and letters of credit. This amendment also increases the permitted maximum purchase price of an acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of June 30, 2006 and December 31, 2005, net availability under the credit facility totaled $47.9 million and $55.4 million, respectively, which included outstanding standby letters of credit aggregating $66.5 million and $57.6 million in each period, respectively. At June 30, 2006, $48.2 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. At June 30, 2006 and December 31, 2005, we had outstanding cash draws under the credit facility in the amount of $0 and $4.2 million, respectively. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the credit facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
     If the net availability under the credit facility is under $20.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. Our operations are required to comply with this fixed charge coverage coverage ratio if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge coverage ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of June 30, 2006, because at that time net availability under the credit facility was $47.9 million and net availability did not reduce below $20.0 million on any given day during the period.
     Based upon the amendment of the credit facility, our current availability, net proceeds from the sale of common stock, liquidity and projections for 2006, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements for the remainder of 2006. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve its 2006 projections and this may adversely affect its ability to remain in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the credit facility at June 30, 2006.
     As of June 30, 2006, $121.0 million of our 7.75% senior subordinated notes due in February 2008, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior subordinated notes allows us to incur the following additional indebtedness among others: the credit facility (up to $150 million), renewals to existing debt permitted under the indenture plus an additional $25 million of indebtedness among others: the indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At June 30, 2006, the cost to complete on our $283.9 million performance and payment bonds was $64.2 million.
New Accounting Pronouncements
     See Note 13 to our condensed unaudited consolidated financial statements in Part 1 Item 1 to this Form 10-Q for certain new accounting pronouncements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings under the credit facility at June 30, 2006.

Interest Rate Risk
     Less than 1% of our outstanding debt at June 30, 2006 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $121.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at June 30, 2006 was $121.0 million and $120.7 million, respectively. Based upon debt balances outstanding at June 30, 2006, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $100,000 on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at June 30, 2006 of U.S. dollar equivalents was a net liability of $1.2 million as of June 30, 2006 compared to a net asset of $1.5 million at December 31, 2005.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the three months ended June 30, 2006 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $144,000 and $248,000 in the three months and six months ended June 30, 2006, respectively.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the three months ended June 30, 2006 (i.e., in addition to actual exchange experience) would have resulted in a reduction in our foreign subsidiaries’ translated operating loss of $20,000 and $67,000 in the three months and six months ended June 30, 2006, respectively.
     See Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for further disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Set forth below is information with respect to those legal proceedings which became a reportable event, or as to which there had been material developments, in the quarter ended June 30, 2006.

     In June 2006, prior to arbitration on a claim brought by MasTec for payments due from ABB Power (“ABB”), we settled all differences between MasTec and ABB in exchange for partial payment to MasTec from ABB.
     We brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a state Department of Transportation project, which is included in discontinued operations, on a network wiring contract. NextiraOne counterclaimed for offsets and remediation. On May 4, 2006, the Judge ruled from the bench that we failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. We expect a formal order and judgment on these issues from the court shortly after the date of filing of this report. We believe the ruling is an error, and we have sought remedy on appeal. We may be unable to obtain relief without additional expenses.
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. While we believe that we would have ultimately been successful in defense of these actions, given the amount of the settlement, the inherent risk of uncertainty of the legal proceedings, and the substantial time and expense of defending these proceedings, we concluded that entering into the settlement was the appropriate course of action. On June 30, 2006, the parties executed a Stipulation of Settlement and filed a Joint Motion for Preliminary Approval of the settlement of the federal securities class action. The settlement is contingent upon final approval by the Court. The Court scheduled a preliminary hearing on the approval of the settlement for August 15, 2006. If the settlement is preliminarily approved, the Court will schedule a final fairness hearing to determine whether the settlement is fair, reasonable and adequate. As part of the settlement, our excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We believe these claims are without merit and plan to continue vigorously defending this action. We also believe that they have claims against the insurance broker for any losses arising from the notice.
     The parties in the shareholder derivative action, which is based on the same factual predicate as the purported federal securities class action and related SEC informal inquiry, have executed a memorandum of understanding and are presently finalizing the stipulation of settlement. Once executed, the stipulation of settlement will be filed with the Court for final approval.
     The SEC is conducting an informal fact-finding inquiry related to the restatements of MasTec’s financial statements. We are fully cooperating with the SEC. We have voluntarily produced documents to the SEC. The SEC is currently conducting interviews in connection with this inquiry.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under that Act. The matter is currently stayed and under investigation. We do not believe MasTec is liable under the FLSA as alleged in the complaint. We plan to vigorously defend this lawsuit, but may be unable to successfully resolve this dispute without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, cannot be determined.
     During construction of a natural gas pipeline project in Oregon in 2003, MasTec and its customer, Coos County, Oregon, were cited for violations of the Clean Water Act by the U.S. Army Corps of Engineers (“Corps of Engineers”). Despite protracted negotiations, the parties were unable to settle these complaints. On March 30, 2006, the Corps of Engineers filed suit against us and Coos County in Federal District Court in Oregon. We intend to defend this action vigorously, but may be unable to do so without incurring significant expenses. Due to the early stage of this proceeding, potential loss, if any, cannot be determined.
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
     The potential loss for all unresolved Coos Bay matters and unpaid settlements reached described above is estimated to be $125,000 at June 30, 2006, which has been recorded in the unaudited condensed consolidated balance sheets as accrued expenses.

     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered June 30, 2005 against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We are seeking a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.4 million, of which $100,000 is recorded in the unaudited condensed consolidated balance sheet as of June 30, 2006, as accrued expenses.
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
     In the second quarter of 2004, several complaints for a purported securities class action were filed against us and certain of our officers. We have settled these actions without payments to the plaintiffs by us. As part of the settlement, our excess insurance carrier has retained its rights to seek up to $2.0 million in reimbursement from us based on its claim that notice was not properly given under the policy. The parties in the shareholder derivative action, which is based on the same factual predicate as the purported securities class action and the related SEC informal inquiry, have executed a memorandum of understanding and are presently finalizing the stipulation of settlement. Once executed, the stipulation of settlement will be filed with the Court for final approval. We may be unable to successfully resolve these disputes without incurring significant expenses. See Part II. Item 1. Legal Proceedings.
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand, the amount they pay or their ability to pay, for our services could impair our financial performance.
     In the three months ended June 30, 2006, we derived approximately 33.9% and 10.9% of our revenue from DIRECTV® and BellSouth, respectively. Verizon Communications was only 8.0% of our revenue in the three months ended June 30, 2006. During the six months ended June 30, 2006, we derived approximately 35.8% and 12.1% of our revenue from DIRECTV® and BellSouth, respectively. Verizon Communications was only 7.7% of our revenue in the six months ended June 30, 2006. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from Verizon continues to reduce, which could result in reduced profitability and liquidity.
The adoption of SFAS 123R has had a significant impact on our results of operations and earnings per share.
     Prior to January 2006, we accounted for our stock-based award plans to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees” under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Under this method, we generally did not recognize any compensation related to employee stock option grants we issued under our stock option plans at fair value. In December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share-Based Payment” or SFAS 123R. This statement, which was effective for us beginning on January 1, 2006, requires us to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 and had a material negative impact on our profitability of $1.7 million in the three months ended June 30, 2006 or $0.02 diluted earnings per share, and $2.7 million in the six months ended June 30, 2006 or $0.04 diluted earnings per share.

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
     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment. In analyzing potential impairment of our state Department of Transportation related projects and assets we used projections of future discounted cash flows from these assets in 2006 and estimated a selling price by using a weighted probability cash flow analysis based on management’s estimates. These estimates are all subject to changes in the future and if we are not able to sell these projects and assets at the estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or changes in terminal values, we may incur additional impairment charges in the future related to these operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2006 Annual Meeting of Shareholders on May 18, 2006 at which time the holders of a majority (42,907,574 out of the total issued and outstanding of 64,563,868) of our issued and outstanding common stock were present and voted. Set forth below are the results of the election of directors voted on the meeting and the results of the votes taken at the meeting:

	Votes	Votes
	For	Against/Withheld
Class I Directors (term to expire in 2008) Ernst N. Csiszar	45,875,346	1,032,228

Class II Directors (term to expire in 2009) Austin J. Shanfelter	46,748,511	159,063
John Van Heuvelan	45,696,796	1,210,778
Carlos M. de Cespedes	46,851,778	55,796
ITEM 5. OTHER INFORMATION
     On August 3, 2006, MasTec entered into a renewal employment agreement with C. Robert Campbell as the Company’s Executive Vice President and Chief Financial Officer. The agreement is effective from August 3, 2006 through August 15, 2009. The agreement provides that Mr. Campbell’s base salary will be $385,000 per year and he will be eligible to participate in the Company’s bonus plan for senior management with a maximum annual bonus of up to 100% of base salary. In addition, Mr. Campbell is awarded options to purchase 50,000 shares of the Company’s common stock at the market price as of August 3, 2006. These options vest annually over a period of 3 years. An additional option to purchase 25,000 shares of the Company’s common stock vesting ratably over 5 years was also awarded. The employment agreement is included as Exhibit 10-1 to this quarterly report on Form 10-Q and is hereby incorporated by reference in its entirety.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*+	Renewal-Employment Agreement — C. Robert Campbell.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.
+	Management contract or compensation plan arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.
Date: August 3, 2006

/s/ Austin J. Shanfelter
Austin J. Shanfelter
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)