Form 10-Q
period 2006-09-30
MASTEC INC
filed 2006-11-09
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Large accelerated filer          ☒ Accelerated filer          ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     As of November 7, 2006, MasTec, Inc. had 65,115,149 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

Part I. Financial Information
Item 1. Financial Statements
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$253,870	$220,969	$704,722	$624,604
Costs of revenue, excluding depreciation	214,743	183,873	604,824	543,385
Depreciation	3,711	3,932	10,771	12,645
General and administrative expenses, including non-cash stock compensation expense of $2,169 and $5,392, respectively, in 2006 and $195 and $409, respectively, in 2005	21,157	17,001	55,124	45,876
Interest expense, net of interest income	2,155	4,804	7,988	14,346
Other income (expense), net	3,130	(32)	5,096	3,113

Income from continuing operations before minority interest	15,234	11,327	31,111	11,465
Minority interest	(986)	(573)	(1,180)	(995)

Income from continuing operations	14,248	10,754	29,931	10,470

Loss from discontinued operations	(21,870)	(3,005)	(65,434)	(13,619)

Net income (loss)	$(7,622)	$7,749	$(35,503)	$(3,149)

Basic net income (loss) per share:
Continuing operations	$0.22	$0.22	$0.48	$0.21
Discontinued operations	(0.34)	(0.06)	(1.04)	(0.27)

Total basic net income (loss) per share	$(0.12)	$0.16	$(0.56)	$(0.06)

Basic weighted average common shares outstanding	65,024	49,039	63,022	48,876

Diluted net income (loss) per share:
Continuing operations	$0.22	$0.22	$0.46	$0.21
Discontinued operations	(0.33)	(0.06)	(1.01)	(0.27)

Total diluted net income (loss) per share	$(0.11)	$0.16	$(0.55)	$(0.06)

Diluted weighted average common shares outstanding	66,243	50,033	64,578	49,674
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$69,962	$2,024
Accounts receivable, unbilled revenue and retainage, net	176,742	171,832
Inventories	28,712	17,832
Income tax refund receivable	257	1,489
Prepaid expenses and other current assets	45,538	42,442
Current assets held for sale	36,605	69,688

Total current assets	357,816	305,307

Property and equipment, net	60,567	48,027
Goodwill	150,702	127,143
Deferred taxes, net	42,386	51,468
Other assets	53,560	46,070
Long-term assets held for sale	—	6,149

Total assets	$665,031	$584,164

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$1,579	$4,266
Accounts payable and accrued expenses	107,227	90,324
Other current liabilities	47,506	45,549
Current liabilities related to assets held for sale	26,826	30,099

Total current liabilities	183,138	170,238

Other liabilities	36,781	37,359
Long-term debt	127,439	196,104
Long-term liabilities related to assets held for sale	669	860

Total liabilities	348,027	404,561

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value authorized shares — 100,000,000; issued and outstanding shares — 65,072,573 and 49,222,013 shares in 2006 and 2005, respectively	6,507	4,922
Capital surplus	527,397	356,131
Accumulated deficit	(217,403)	(181,900)
Accumulated other comprehensive income	503	450

Total shareholders’ equity	317,004	179,603

Total liabilities and shareholders’ equity	$665,031	$584,164

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(35,503)	$(3,149)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,463	14,088
Impairment of assets	34,516	—
Non-cash stock and restricted stock compensation expense	5,649	409
(Gain) on sale of fixed assets	(1,422)	(2,805)
Write down of fixed assets	144	675
Provision for doubtful accounts	7,267	3,759
Provision for inventory obsolescence	302	881
Income from equity investment	(3,581)	(649)
Accrued losses on construction projects	5,566	2,176
Minority interest	1,180	995
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	(11,787)	(31,068)
Inventories	3,262	(1,373)
Income tax refund receivable	1,159	1,469
Other assets, current and non-current portion	7,435	(14,909)
Accounts payable and accrued expenses	4,925	12,458
Other liabilities, current and non-current portion	(6,486)	285

Net cash provided by (used in) operating activities	24,089	(16,758)

Cash flows (used in) investing activities:
Cash paid for acquisitions	(19,356)	—
Capital expenditures	(16,188)	(5,102)
Payments received from sub-leases	333	570
Investments in unconsolidated companies	(3,755)	(3,423)
Investments in life insurance policies	(1,043)	—
Net proceeds from sale of assets	3,121	5,853

Net cash (used in) investing activities	(36,888)	(2,102)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	156,465	—
Payments of other borrowings, net	(4,017)	80
Payments of capital lease obligations	(563)	(273)
Payments of senior subordinated notes	(75,000)	—
Proceeds from issuance of common stock pursuant to stock option exercises	3,921	2,490
Payments of financing costs	(116)	—

Net cash provided by financing activities	80,690	2,297

Net increase (decrease) in cash and cash equivalents	67,891	(16,563)
Net effect of currency translation on cash	47	(91)
Cash and cash equivalents — beginning of period	2,024	19,548

Cash and cash equivalents — end of period	$69,962	$2,894

Cash paid during the period for:
Interest	$13,873	$16,711

Income taxes	$217	$298

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$7,665	$—
Auction receivable	$570	$352
Investment in unconsolidated companies payable in October	$925	$925
Accruals for inventory at quarter-end	$13,364	$7,556
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
Note 1 — Nature of the Business
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and Canada across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. The Company’s primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. The Company provides similar infrastructure services across the industries it serves. Customers rely on MasTec to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems. MasTec is organized as a Florida corporation and its fiscal year ends December 31. MasTec or its predecessors have been in business for over 70 years.
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements for MasTec have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
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

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     Comprehensive income (loss) consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(7,622)	$7,749	$(35,503)	$(3,149)
Foreign currency translation gain (loss)	(5)	(48)	53	(89)

Comprehensive income (loss)	$(7,627)	$7,701	$(35,450)	$(3,238)

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
     The Company recognizes revenue on unit based installation and construction projects using the units-of-delivery method. The Company’s unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. The Company is also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain customers with unit based installation and construction projects, the Company recognizes revenue after the service is performed and work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured.
     The Company’s non-unit based, fixed price installation and construction contracts relate primarily to contracts that require the construction and installation of an entire infrastructure system. The Company recognizes revenue and related costs as work progresses on non-unit based, fixed price contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company estimates total project costs and profit to be earned on each long-term, fixed-price contract prior to commencement of work on the contract. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.
(e) Basic and Diluted Net Income (Loss) Per Share
     The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the three months and nine months ended September 30, 2006, diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 1,218,516 shares and 1,594,520 shares, respectively. For the three and nine months ended September 30, 2005, diluted net income (loss) per common share includes the effect of 994,000 shares and 797,000 shares, respectively, of common stock equivalents.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(f) Valuation of Long-Lived Assets
     The Company reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, the Company used projections of future discounted cash flows from the assets. These projections are based on its view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. The Company believes that its estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, in connection with the Company’s agreement to sell substantially all of its state Department of Transportation projects and assets, it evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and the contractual selling price and expected closing costs for the assets held for sale. As a result of this process, the Company determined that an impairment charge was necessary. See Note 8.
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
     During the nine months ended September 30, 2006, the Company recorded $23.6 million of goodwill in connection with the DSSI acquisition as described in Note 5.
(h) Accrued Insurance
     The Company maintains insurance policies subject to per claim deductibles of $2 million for its workers’ compensation policy, $2 million for its general liability policy and $3 million for its automobile liability policy. The Company has excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. The Company also maintains an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. The Company actuarially determines any liabilities for unpaid claims and associated expenses, including incurred but not reported losses and reflects those liabilities in the condensed unaudited consolidated balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. During the nine months ended September 30, 2006, the Company changed the discount factor used in estimating actuarial insurance reserves for its workers compensation, general and automobile liability policies from 3.5% to 4.5% as of March 31, 2006, and from 4.5% to 5.2% as of June 30, 2006 to better reflect current market conditions and to use a discount factor that is more in line with the market interest rate the Company receives on its investments. The change in discount rate resulted in a decrease of insurance reserves of $2.3 million as of September 30, 2006.
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers and surety companies. As of September 30, 2006 and December 31, 2005, total outstanding letters of credit amounted to $65.3 million and $57.6 million, respectively, of which $48.2 million and $41.8 million were outstanding to support our casualty and medical insurance requirements at September 30, 2006 and December 31, 2005, respectively. Cash collateral posted amounted to $24.8 million at September 30, 2006 and December 31, 2005. Cash collateral is included in other assets. The 2006 increase in the letters of credit is related to additional collateral provided to the insurance carrier for the 2006 plan year in the amount of $7.7 million, in comparison to the $18 million of cash collateral provided to the Company’s insurance carrier for the 2005 plan year.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(i) Stock Based Compensation
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
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

	For the Three	For the Nine Months
	Months Ended	Ended September 30,
	September 30, 2005	2005
Net income (loss), as reported	$7,749	$(3,149)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,987)	(4,181)

Pro forma net income (loss)	$5,762	$(7,330)

Basic net income (loss):
As reported	$0.16	$(0.06)

Pro forma	$0.12	$(0.15)

Diluted net income (loss):
As reported	$0.15	$(0.06)

Pro forma	$0.12	$(0.15)

     The fair value concepts were not changed significantly in SFAS 123R, however, in adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     The fair value of each option granted was estimated using the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life — employees	4.26 - 7.00 years	4.17 - 6.17 years	4.26 - 7.00 years	4.17 - 6.17 years
Expected life — executives	5.74 - 9.74 years	5.38 - 7.41 years	5.74 - 9.74 years	5.38 - 7.41 years
Volatility percentage	40% - 65%	60% - 65%	40% - 65%	60% - 65%
Interest rate	4.58% - 4.62%	4.53% - 4.57%	4.58% - 4.85%	4.54% - 4.60%
Dividends	None	None	None	None
Forfeiture rate	7.27%	6.97%	7.21%	6.97%
     Total non-cash stock compensation expense for the three months ended September 30, 2006 related to unvested stock options amounted to approximately $1,765,000, which is included in general and administrative expenses in the condensed unaudited consolidated statements of operations. During the three months ended September 30, 2006 and 2005, the Company granted 265,000 options and 485,000 options, respectively, to employees and executives to purchase shares of the Company’s common stock at their fair value on the date of grant. The options granted during the three months ended September 30, 2006 and 2005 had a weighted average exercise price of $12.25 per share and $9.92 per share, respectively. The weighted average fair value of options granted during the period was $8.03 per share and $6.38 per share, respectively.
     Total non-cash stock compensation expense for the nine months ended September 30, 2006 related to unvested stock options amounted to approximately $4,680,000, of which $241,900 is included in loss from discontinued operations and $4,438,000 is included in general and administrative expenses in the condensed unaudited consolidated statements of operations. Included in the expense is approximately $396,900 of compensation expense related to accelerations of stock options that occurred in the nine months ended September 30, 2006. Accelerations were a result of certain benefits given to employees who ceased employment during the nine month period. During the nine months ended September 30, 2006 and 2005, the Company granted 1,064,500 options and 742,500 options, respectively, to employees and executives to purchase shares of the Company’s common stock at their fair value on the date of grant. The options granted during the nine months ended September 30, 2006 and 2005 had a weighted average exercise price of $13.50 per share and $9.43 per share, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.47 per share and $6.06 per share, respectively.
     The Company also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through September 30, 2006, the Company has issued 254,518 shares of restricted stock valued at approximately $2,543,000 which is being expensed over various vesting periods (12 months to 3 years). Total unearned compensation related to restricted stock grants as of September 30, 2006 is approximately $1,099,800. Restricted stock expense for the three months ended September 30, 2006 and 2005 is approximately $403,200 and $200,700, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations. Restricted stock expense for the nine months ended September 30, 2006 and 2005 is approximately $954,400 and $342,900, respectively, and is included in general and administrative expenses in the condensed unaudited consolidated statements of operations.
(j) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. In addition, as discussed in Note 8, the Company in 2005 announced its intention to sell substantially all of its state Department of Transportation related projects and assets. Accordingly, the net loss for these projects and assets for the three and nine months ended September 30, 2005 have been reclassified from the prior period presentation as a loss from discontinued operations in the Company’s condensed unaudited consolidated statements of operations.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
(k) Equity investments
     The Company has one investment which is accounted for by the equity method as the Company owns 49% of the entity and has the ability to exercise significant influence over the operational policies of the limited liability company. The Company’s share of its earnings or losses in this investment is included as other income, net in the condensed unaudited consolidated statements of operations. As of September 30, 2006, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. The Company periodically evaluates the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. See Note 11.
(l) Fair value of financial instruments
     The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At September 30, 2006 and December 31, 2005, the fair value of the Company’s outstanding senior subordinated notes was $121.0 million and $195.0 million, respectively, based on quoted market values. The Company uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees under the credit agreement.
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
Note 5 — Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, the Company acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which it refers to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of the Company’s common stock of $11.77 per share on January 27, 2006 discounted by 8.75% due to the shares being restricted for 120 days), $856,000 of transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, the Company registered the resale of the MasTec common stock on April 28, 2006.
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

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     The purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components on January 31, 2006 (unaudited) (in thousands):

Net assets	$2,026
Non-compete agreements	658
Goodwill	23,559

Purchase price	$26,243

     The non-compete agreements are with an executive and with the shareholders of DSSI and will be amortized over a five and a seven year period, respectively.
     DSSI’s results of operations prior to the date of acquisition are not significant to the Company’s results of operations or financial condition and accordingly, no pro forma information is disclosed.
Note 6 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Deferred tax assets	$14,150	$5,308
Notes receivable	1,926	2,231
Non-trade receivables	16,283	21,452
Other investments	5,133	4,815
Prepaid expenses and deposits	6,120	6,563
Other	1,926	2,073

Total prepaid expenses and other current assets	$45,538	$42,442

     Other non-current assets consist of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Investment in real estate	$1,683	$1,683
Equity investment	12,604	5,268
Long-term portion of deferred financing costs, net	2,807	4,124
Cash surrender value of insurance policies	7,412	6,369
Non-compete agreements, net	1,361	900
Insurance escrow	24,840	24,792
Other	2,853	2,934

Total other assets	$53,560	$46,070

     Other current and non-current liabilities consist of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Current liabilities:
Accrued compensation	$14,522	$11,084
Accrued insurance	17,164	17,144
Billings in excess of costs	4,327	2,505
Accrued professional fees	3,987	3,484
Accrued interest	1,563	6,329
Accrued losses on contracts	215	509
Accrued payments related to equity investment	925	925
Other	4,803	3,569

Total other current liabilities	$47,506	$45,549

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements

	September 30,	December 31,
	2006	2005
Non-current liabilities:
Accrued insurance	$34,070	$34,926
Minority interest	2,642	1,837
Other	69	596

Total other liabilities	$36,781	$37,359

Note 7 — Debt
     Debt is comprised of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Revolving credit facility at LIBOR plus 1.25% as of September 30, 2006 and 2.25% as of December 31, 2005 (5.37% as of September 30, 2006 and 5.25% as of December 31, 2005) or, at the Company’s option, the bank’s prime rate as of September 30, 2006 and the bank’s prime rate plus 0.75% as of December 31, 2005 (9.00% as of September 30, 2006 and 8.00% as of December 31, 2005)	$—	$4,154
7.75% senior subordinated notes due February 2008	120,963	195,943
Capital lease obligations	7,391	—
Notes payable for equipment, at interest rates from 7.5% to 8.5% due in installments through the year 2008	664	273

Total debt	129,018	200,370
Less current maturities	(1,579)	(4,266)

Long-term debt	$127,439	$196,104

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
     Based on the Company’s improved financial position, on May 8, 2006, the Company amended its Credit Facility (the “2006 Amendment”) to reduce the interest rate margins charged on borrowings and letters of credit. The 2006 Amendment also increases the maximum permitted purchase price for an acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million.
     The amount that the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of September 30, 2006 and December 31, 2005, net availability under the Credit Facility totaled $41.8 million and $55.4 million, respectively, net of outstanding standby letters of credit aggregating $65.3 million and $57.6 million as of such dates, respectively. At September 30, 2006, $48.2 million of the outstanding letters of credit were issued to support the Company’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s assets and a pledge of the stock of certain of its operating subsidiaries. All wholly-owned subsidiaries collateralize the Credit Facility. At September 30, 2006 and December 31, 2005, the Company had outstanding cash draws under the Credit Facility of $0 and $4.2 million, respectively. Interest under the Credit Facility accrues at rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     If the net availability under the Credit Facility is under $20.0 million at any given day, the Company is required to be in compliance with a minimum fixed charge coverage ratio, which, as part of the 2006 Amendment, was reduced to 1.1 to 1.0 measured on a monthly basis. Certain events are triggered if the Company is not in compliance with this ratio. The fixed charge coverage ratio is generally defined to mean the ratio of the Company’s net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of September 30, 2006 because the net availability under the Credit Facility was $41.8 million as of September 30, 2006 and net availability did not reduce below $20.0 million at any given day during the period.
     Based upon the 2006 Amendment and the Company’s current availability, liquidity and projections for 2006, the Company believes it will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the remainder of 2006. The Company is dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should the Company be unable to comply with the terms and conditions of the Credit Facility, it would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. The Company may not be able to achieve its 2006 projections and this may adversely affect its ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future. The Company’s variable rate Credit Facility exposes it to interest rate risk. However, the Company had no cash borrowings outstanding under the Credit Facility at September 30, 2006.
Senior Subordinated Notes
     As of September 30, 2006, the Company had outstanding $121.0 million in principal amount of its 7.75% senior subordinated notes due in February 2008. Interest is due semi-annually. The notes are redeemable, at the Company’s option at 100% of the principal amount plus accrued but unpaid interest. On March 2, 2006, the Company redeemed $75.0 million of the senior subordinated notes and paid approximately $0.5 million in accrued interest. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
Capital Lease Obligations
     During 2006, the Company entered into several agreements which provided financing for various machinery and equipment totaling $7.7 million. These capital leases are non-cash transactions and, accordingly, have been excluded form the condensed unaudited consolidated statements of cash flows. These leases range between 60 and 84 months and have effective interest rates ranging from 6.03% to 7.65%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. As of September 30, 2006, the Company had $7.4 million in total indebtedness relating to the capital leases entered into during 2006, of which $6.1 million was considered long-term.
     The Company had no holdings of derivative financial or commodity instruments at September 30, 2006.
Note 8 — Discontinued Operations
     In March 2004, the Company ceased performing contractual services for customers in Brazil, abandoned all assets of its Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. In November 2005, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three months ended September 30, 2006 and 2005, the expenses incurred by the Brazilian subsidiary were principally related to legal fees incurred in connection with the bankruptcy proceedings. For the three months ended September 30, 2006 and 2005, the net loss from the Brazilian operations was $33,000 and $0, respectively. For the nine months ended September 30, 2006 and 2005, the net loss from these operations was $115,000 and $0, respectively.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the assets and liabilities for the Brazil operations as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Current assets	$290	$290
Non-current assets	—	—
Current liabilities	19,570	19,455
Non-current liabilities	2,170	2,170
Accumulated foreign currency translation	(21,030)	(21,335)
     During the fourth quarter of 2004, the Company ceased performing new services in the network services operations and sold these operations in 2005. On May 24, 2005, the Company sold certain of its network services operations assets to a third party for $208,501 consisting of $100,000 in cash and a promissory note in the principal amount of $108,501 due in May 2006. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. These operations have been classified as a discontinued operation in all periods presented. The net income (loss) for the network services operations was $14,000 and ($100,000) for the three months and nine months ended September 30, 2006, respectively. The net loss for the network services operations was $0.1 million and $1.6 million for the three months and nine months ended September 30, 2005, respectively.
     The following table summarizes the assets and liabilities of the network services operations as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Current assets	$210	$883
Non current assets	34	34
Current liabilities	414	816
Non current liabilities	—	—
Shareholder’s (deficit) equity	(170)	101
     The following table summarizes the results of operations of network services (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$11	$92	$113	$3,869
Cost of revenue	(11)	(82)	(113)	(3,859)
Operating and other expenses.	14	(155)	(100)	(1,601)

Income (loss) from operations before benefit for income taxes	$14	$(145)	$(100)	$(1,591)
Benefit for income taxes	—	—	—	—

Net income (loss)	$14	$(145)	$(100)	$(1,591)

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     On December 31, 2005, the executive committee of the Company’s board of directors voted to sell substantially all of its state Department of Transportation related projects and assets. The projects and assets that are for sale have been accounted for as discontinued operations for all periods presented, including reclassification of the results of operations from these projects to discontinued operations for the three months and nine months ended September 30, 2005. A quarterly review of the carrying value of the underlying net assets related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Following the second quarter of 2006 results and cash flow projections for these projects and related assets, management determined there were sufficient indicators of impairment to the underlying net assets of the state Department of Transportation related projects and assets. As a result, a non-cash impairment charge of $20.8 million was recorded for the estimated sales price and disposition of the state Department of Transportation related projects and assets. In estimating this charge, management assumed a six month projected cash flow and an estimated selling price using a weighted probability cash flow approach based on management’s estimates. In addition, as discussed in Note 14, on November 9, 2006, the Company entered into an agreement to sell the state Department of Transportation related projects and net assets. We have agreed to keep certain liabilities related to the state Department of Transportation related projects. As a result of this agreement, a non-cash impairment charge was recorded during the quarter ended September 30, 2006 of approximately $13.7 million, calculated using the contractual sales price for these assets and management’s estimates of closing costs. Pursuant to the purchase agreement, the purchase price is subject to adjustments based on the value of the net assets sold as of the closing date. In addition, the purchase agreement is subject to a financing contingency and customary closing conditions. Accordingly, these estimates are subject to change in the future and the Company may incur additional losses in the future. As of September 30, 2006, the carrying value of the subject net assets for sale was approximately $9.1 million after taking into consideration the impairment charges. This amount is comprised of total assets of $36.6 million less total liabilities of $27.5 million. All impairment charges are included in discontinued operations.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the state Department of Transportation operations as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Accounts receivable, net	$26,458	$44,906
Inventory	10,147	23,724
Other current assets	—	1,058

Current assets held for sale	$36,605	$69,688

Property and equipment, net	$—	$3,822
Long-term assets	—	2,327

Long-term assets held for sale	$—	$6,149

Current liabilities related to assets held for sale	$26,826	$30,099

Long-term liabilities related to assets held for sale	$669	$860

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$19,673	$22,579	$66,739	$72,822
Cost of revenue	(24,449)	(23,500)	(87,264)	(78,176)
Operating and other expenses	(17,075)	(1,939)	(44,694)	(6,673)

Loss from operations before benefit for income taxes	$(21,851)	$(2,860)	$(65,219)	$(12,027)
Benefit for income taxes	—	—	—	—

Net loss	$(21,851)	$(2,860)	$(65,219)	$(12,027)

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
Note 9 — Commitments and Contingencies
     In April 2006, the Company settled, without payment to the plaintiffs by the Company, several complaints for purported securities class actions that were filed against the Company and certain officers in the second quarter of 2004. While the Company believes it would have ultimately been successful in defense of these actions, given the amount of the settlement, the inherent risk of uncertainty of the legal proceedings, and the substantial time and expense of defending these proceedings, the Company concluded that entering into the settlement was the appropriate course of action. On September 30, 2006, the parties executed a Stipulation of Settlement and filed a Joint Motion for Preliminary Approval of the settlement of the federal securities class action. The settlement is contingent upon final approval by the Court at a final fairness hearing at which the Court will determine whether the settlement is fair, reasonable and adequate. As part of the settlement, the Company’s excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from the Company based on its claim that notice was not properly given under the policy. The Company believes these claims are without merit and plans to continue vigorously defending this action. The Company also believes that it has claims against the insurance broker for any losses arising from the notice.
     The parties in two shareholder derivative actions, which are based on the same circumstances as the purported federal securities class action and related SEC formal investigation, have executed stipulations of settlement. We are waiting final approval of the settlements from the court.
     The Company continues to cooperate with the SEC in the previously disclosed formal investigation related to the restatement of the Company’s financial statements in 2001 through 2003.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. The matter is currently stayed. The Company does not believe it is liable under the FLSA as alleged in the complaint. The Company and the plaintiffs are currently negotiating a settlement but the potential loss associated with such settlement, if one occurs, cannot presently be determined.
     During construction of a natural gas pipeline project in Oregon in 2003, the Company and its customer, Coos County, Oregon, were cited for violations of the Clean Water Act by the U.S. Army Corps of Engineers (“Corps of Engineers”). Despite protracted negotiations, the parties were unable to settle these complaints. On March 30, 2006, the Corps of Engineers filed suit against the Company and Coos County in Federal District Court in Oregon. The Company is defending this action vigorously, but may be unable to do so without incurring significant expenses. At this stage of the proceeding, potential loss, if any, cannot be determined.
     In connection with the same project, a complaint alleging failure to comply with prevailing wage requirements was filed against us by the Oregon Bureau of Labor and Industry. This matter was filed with the state court in Coos County. The Company is defending this action vigorously, but may be unable to do so without incurring significant expenses. The potential loss, if any, cannot presently be determined.
     The Company has accrued $125,000 for all unresolved Coos County matters and unpaid settlements as of September 30, 2006.
     In June 2005, the Company posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered September 30, 2005 against the Company for damages plus attorney’s fees resulting from a break in a Citgo pipeline. The Company seeks a new trial and reduction in the damages award. The Company will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.4 million, of which $100,000 is recorded in the unaudited condensed consolidated balance sheet as of September 30, 2006, as accrued expenses.
     In October 2003, a MasTec subsidiary filed a lawsuit in a New York state court against Inepar Industria e Construcoes (“Inepar”), its Brazilian joint venture partner. MasTec sued Inepar for breach of contract arising out of Inepar’s failure to indemnify MasTec for claims resulting from numerous misrepresentations made by Inepar. Inepar subsequently failed to answer MasTec’s complaint and MasTec sought a default judgment. In September 2006, the state court entered a judgment in favor of MasTec and against Inepar in the amount of $58.4 million. MasTec has commenced the collection process in the United States and has commenced the lengthy process in Brazil to execute on the judgment. Due to the uncertainty of the ongoing collection process, MasTec has accounted for the receipt of any amounts related to this judgment in our favor as a gain contingency and has not reflected these amounts in our financial statements.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     In December, 2004, the Company brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a federal Department of Defense project on a network wiring contract. The Company’s network services are now a discontinued operation. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the court ruled that the Company failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. Neither party obtained the relief sought. The Company believes the ruling is an error, and has sought remedy on appeal. The Company may be unable to obtain relief without additional expenses.
     The Company is also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.
     The Company is required to provide payment and performance bonds for some of its contractual commitments related to projects in process. At September 30, 2006, the cost to complete projects for which the $297.2 million in performance and payment bonds are outstanding was $44.8 million.
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
Note 10 — Concentrations of Risk
     The Company provides services to its customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Communications	$189,311	$161,079	$515,984	$458,230
Utilities	48,541	46,806	146,443	128,707
Government	16,018	13,084	42,295	37,667

	$253,870	$220,969	$704,722	$624,604

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     During 2006, the Company reviewed its categorization of customers during previous periods. As a result of such review, certain reclassifications have been made to previously disclosed revenue by industries. Revenue for customers by industry is as follows (in thousands):

	2005 Quarter Ended				2006 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30
Communications	$143,843	$153,309	$161,079	$162,467	$156,821	$169,852
Utilities	38,556	43,345	46,806	46,991	53,744	44,158
Government	11,577	13,006	13,084	13,984	8,187	18,090

	$193,976	$209,660	$220,969	$223,442	$218,752	$232,100

     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended September 30, 2006, 45.0% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 36.4% and 8.6%, respectively, of total revenue for the three months ended September 30, 2006. During the three months ended September 30, 2005, two customers accounted for 40.4% of the Company’s total revenue after adjustment for discontinued operations (see Note 8). Revenue from these two customers accounted for 31.3% and 9.1%, respectively, of the total revenue for the three months ended September 30, 2005. During the nine months ended September 30, 2006, 46.5% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 36.1% and 10.4%, respectively, of the total revenue for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, 42.4% of the Company’s total revenue was attributed to two customers. Revenue from these two customers accounted for 30.7% and 11.7%, respectively, of the total revenue for the nine months ended September 30, 2005.
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the unwillingness or inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, the Company’s reserve mainly covers the accounts receivable related to the unprecedented number of customers that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of September 30, 2006, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $13.6 million net of $7.2 million in specific reserves. As of December 31, 2005, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.5 million net of $8.0 million in specific reserves. Based on the analytical process described above, management believes that the Company will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $13.5 million and $15.9 million as of September 30, 2006 and December 31, 2005, respectively, for both specific customers and as a reserve against other past due balances. The decrease in reserves is due to certain specific reserves being written off against the receivable in the nine months ended September 30, 2006. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.
Note 11 — Equity Investment
     The Company has a 49% interest in a limited liability company that it purchased from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first four quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006 and October 10, 2006. The October amount is included in accrued expenses and other assets at September 30, 2006. In addition, the purchase price for this investment requires an additional payment contingent on future results of the limited liability company. The Company also may be required under the agreement to make capital contributions from time to time equal to 49% of the additional capital required by the venture. In March 2006, the venture requested a total capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec. Accordingly, this amount increased the investment balance which is included in other assets at September 30, 2006.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
     As of September 30, 2006, the Company’s investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.
     The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over the financial and operational policies of this limited liability company. The Company recognized $2.0 million and $0.1 million in investment income during the three months ended September 30, 2006 and 2005, respectively. The Company recognized $3.6 million and $0.6 million in investment income during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company had an investment balance of approximately $12.6 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.
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
     MasTec has entered into split dollar agreements with key executives and the Chairman of the Board. During the three months ended September 30, 2006 and 2005, MasTec paid $433,800 and $410,000, respectively, in premiums in connection with these split dollar agreements. During the nine months ended September 30, 2006 and 2005, MasTec paid $1,043,500 and $410,000, respectively, in premiums in connection with these split dollar agreements.
Note 13 — New Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on MasTec’s financial position, net earnings or prior year financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. Management is currently evaluating this standard to determine its impact, if any, on the Company.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on its consolidated financial statements.

MasTec, Inc.
Notes to Condensed Unaudited Consolidated Financial Statements
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
Note 14 — Subsequent Events
     On November 9, 2006, the Company entered into an asset purchase agreement with a third party to sell substantially all its state Department of Transportation projects and underlying net assets. We have agreed to keep certain liabilities related to the state Department of Transportation related projects. The selling price specified in the purchase agreement is $6 million payable in cash upon closing and a $5 million note due five years from the date the acquisition is consummated. In addition, the buyer is required to pay the Company an earn out contingent on the future operations of the projects sold to the third party. As a result of the contractual selling price and an estimate of closing costs, the Company recognized a $13.7 million non-cash impairment charge in the three months ended September 30, 2006. The purchase agreement is subject to a financing contingency and customary closing conditions. Pursuant to the purchase agreement, the purchase price is subject to adjustments based on the value of the net assets sold as of the closing date. Accordingly, these estimates are subject to change in the future and the Company may incur additional losses in the future.
     On November 7, 2006, the Company amended its Credit Facility and provided its insurer with an $18 million letter of credit under the facility simultaneously with the insurer returning cash collateral of $18 million plus all accrued interest to the Company. As collateral for this letter of credit, the Company pledged $18 million to its lenders under the Credit Facility. This increase in the outstanding balance of letters of credit will not result in a reduction to our net availability under the Credit Facility as long as sufficient cash or other collateral is granted to our lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk factors” in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
Overview
     We are a leading specialty contractor operating mainly throughout the United States and Canada and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and governments. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and transportation systems.
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of $11.77 per share on January 27, 2006 discounted due to shares being restricted for up to 120 days), $856,000 of transaction costs and an earn-out based on future performance. Pursuant to the terms of the purchase agreement, we registered the resale of the MasTec common stock on April 28, 2006.
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
     The purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components as of January 31, 2006 (in thousands):

Net assets	$2,026
Non-compete agreements	658
Goodwill	23,559

Purchase price	$26,243

Revenue
     We provide services to our customers which are companies in the communications, as well as utilities and government industries.

     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Communications	$189,311	$161,079	$515,984	$458,230
Utilities	48,541	46,806	146,443	128,707
Government	16,018	13,084	42,295	37,667

	$253,870	$220,969	$704,722	$624,604

     During 2006, the Company reviewed its categorization of customers during previous periods. As a result of such review, certain reclassifications have been made to previously disclosed revenue by industries. Revenue for customers by industry is as follows (in thousands):

	2005 Quarter Ended				2006 Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30
Communications	$143,843	$153,309	$161,079	$162,467	$156,821	$169,852
Utilities	38,556	43,345	46,806	46,991	53,744	44,158
Government	11,577	13,006	13,084	13,984	8,187	18,090

	$193,976	$209,660	$220,969	$223,442	$218,752	$232,100

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
     The remainder of our work is generated pursuant to contracts for specific installation and construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. For certain customers with unit based installation and construction projects, we recognize revenue after the service is performed and the work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer. If, as work progresses, the actual projects costs exceed estimates, the profit recognized on revenue from that project decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

     Revenue by type of contract is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Master service and other service agreements	$174,878	$144,414	$504,169	$435,348
Installation/construction projects agreements	78,992	76,555	200,553	189,256

	$253,870	$220,969	$704,722	$624,604

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
Discontinued Operations
     In 2004, we declared our Brazil subsidiary and network services operations as discontinued operations. In December 2005, we declared substantially all of our state Department of Transportation related projects and assets a discontinued operation due to our intention to sell these projects and assets. Accordingly, results of operations for the three months and nine months ended September 30, 2005 of substantially all of our state Department of Transportation related projects and assets have been reclassified to discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations.
     On November 9, 2006, we entered into an agreement to sell our State Department of Transportation related projects and net assets. See Note 14 in Part 1. Item 1. Financial Statements.
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
Revenue Recognition
     Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some master service agreements that are billed on a fixed fee basis. Under our fixed fee master service and similar type service agreements, we furnish various specified units of service for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.
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
     We recorded provisions against the results of operations for doubtful accounts of $3.8 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively. We recorded provisions against the results of operations for doubtful accounts of $7.3 million and $3.8 million for the nine months ended September 30, 2006 and 2005, respectively. All provisions against the results of operations for doubtful accounts are included in part in general and administrative expenses and in part in loss from discontinued operations in our condensed unaudited consolidated financial statements. These provisions are based on the results of management’s quarterly reviews and analyses of our write-off history.
Inventories
     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Reserves for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. The reserves were mainly due to inventories that were purchased for specific jobs no longer in process.
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, we use projections of future undiscounted cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, in connection with our agreement to sell substantially all of our state Department of Transportation projects and assets, we evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and the contractual selling price and an estimate of closing costs for the assets held for sale.
     During the second quarter of 2006, we determined that sufficient indicators of impairment existed in connection with the state Department of Transportation projects and assets. As a result, $20.8 million non-cash impairment charge was recorded for the estimated sales price and disposition of the state Department of Transportation projects and assets. In addition, on November 9, 2006, we entered into an agreement to sell the state Department of Transportation related projects and net assets. As a result, a non-cash impairment charge was recorded during the quarter ended September 30, 2006 of approximately $13.7 million calculated using the contractual sales price for these assets and management’s estimates of transaction costs. These impairment charges are included in discontinued operations.
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

     In the nine months ended September 30, 2006, we recorded $23.6 million of goodwill in connection with the DSSI acquisition.
Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverages of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. During the nine months ended September 30, 2006, we changed the discount factor used in estimating our actuarial insurance reserves for the workers compensation, general and automobile liability policies from 3.5% to 4.5% as of March 31, 2006, and from 4.5% to 5.2% as of June 30, 2006 to better reflect current market conditions and to use a discount factor more in line with the market rate we are receiving on our investments. The changes in discount factor resulted in a decrease in insurance reserves of $2.3 million as of September 30, 2006.
     We are required to periodically post letters of credit and provide cash collateral to our insurance carriers and surety companies. Total outstanding letters of credit amounted to $65.3 million at September 30, 2006 and $57.6 million as of December 31, 2005, of which $48.2 million and $41.8 million were outstanding to support our casualty and medical insurance requirements at September 30, 2006 and December 31, 2005, respectively. Cash collateral posted amounted to $24.8 million at September 30, 2006 and $24.8 million as of December 31, 2005. The 2006 increase in collateral for our insurance programs is related to additional collateral provided to the insurance carrier for the 2006 plan year in the amount of $7.7 million of letters of credit. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability.
Stock Compensation
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
     We adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts presented for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123R. However, the pro forma effect for the three months and nine months ended September 30, 2005 is disclosed in Note 3(i) in Part 1. Item 1 Financial Statements, consistent with prior accounting rules.
     The fair value concepts were not changed significantly in SFAS 123R, however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using the Black-Scholes valuation model and have elected to use the ratable method to amortize compensation expense over the vesting period of the grant.
     Total non-cash stock compensation expense related to unvested stock options for the three months ended September 30, 2006 amounted to $1.8 million which is included in general and administrative expenses. Total non-cash stock compensation expense related to unvested stock options for the nine months ended September 30, 2006 amounted to $4.7 million, of which $0.2 million was included in loss from discontinued operations and $4.4 million is included in general and administrative expenses.

Valuation of Equity Investments
     We have one investment which we account for by the equity method because we own 49% of the entity and we have the ability to exercise significant influence over the operational policies of the entity. Our share of the earnings or losses in this investment is included in other income, net, in the condensed unaudited consolidated statements of operations. As of September 30, 2006, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. We recognized approximately $2.0 million and $0.1 million of investment income in the three months ended September 30, 2006 and 2005, respectively, and $3.6 million and $0.6 million of investment income in the nine months ended September 30, 2006 and 2005, respectively.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $48.1 million and $33.9 million as of September 30, 2006 and December 31, 2005, respectively, to reduce certain of our net deferred Federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to us involving the sale of one or more of our operations.
Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments, with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Note 9 to our condensed unaudited consolidated financial statements in Part I. Item 1. and Part II. Item 1. to this Form 10-Q for description of legal proceedings and commitments and contingencies.

Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three and nine months ended September 30, 2005 of the net loss for the state Department of Transportation related projects and assets to discontinued operations from the prior period presentation (in thousands).

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2005		2006		2005
Revenue	$253,870	100.0%	$220,969	100.0%	$704,722	100.0%	$624,604	100.0%
Costs of revenue, excluding depreciation	214,743	84.6%	183,873	83.2%	604,824	85.8%	543,385	87.0%
Depreciation	3,711	1.5%	3,932	1.8%	10,771	1.5%	12,645	2.0%
General and administrative expenses	21,157	8.3%	17,001	7.7%	55,124	7.8%	45,876	7.3%
Interest expense, net of interest income	2,155	0.8%	4,804	2.2%	7,988	1.1%	14,346	2.3%
Other income (expense), net	3,130	1.2%	(32)	(0.0)%	5,096	0.7%	3,113	0.5%

Income (loss) from continuing operations before minority interest	15,234	6.0%	11,327	5.1%	31,111	4.4%	11,465	1.9%
Minority interest	(986)	(0.4)%	(573)	(0.2)%	(1,180)	(0.2)%	(995)	(0.2)%

Income (loss) from continuing operations	14,248	5.6%	10,754	4.9%	29,931	4.2%	10,470	1.7%
Loss from discontinued operations	(21,870)	(8.6)%	(3,005)	(1.4)%	(65,434)	(9.3)%	(13,619)	(2.2)%

Net income (loss)	$(7,622)	(3.0)%	$7,749	3.5%	$(35,503)	(5.0)%	$(3,149)	(0.5)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenue. Our revenue was $253.9 million for the three months ended September 30, 2006, compared to $221.0 million for the same period in 2005, representing an increase of $32.9 million or 14.9%. This increase was due primarily to increased revenue of approximately $23.3 million from DIRECTV due to a greater number of installations and larger market share from the DSSI acquisition, higher revenue of $1.6 million from BellSouth mostly for work we were awarded for central office installations, increased revenue from Verizon of $1.8 million due to additional work orders and a general increase in business activity from other customers in the third quarter of 2006 compared to the same period of 2005. These increases in revenue were partially offset by a decrease in revenue of $2.5 million from Florida Power and Light, which was mostly attributable to certain storm-related work performed during the three months ended September 30, 2005, while there was no storm-related revenue during the comparable period of 2006.
     Costs of Revenue. Our costs of revenue were $214.7 million or 84.6% of revenue for the three months ended September 30, 2006, compared to $183.9 million or 83.2% of revenue for the same period in 2005. The decrease in margins was due primarily to an increase in insurance and fuel expenses as a percentage of revenue. During the three months ended September 30, 2006, we incurred additional insurance expense as a result of higher claims. Fuel costs as a percentage of revenue in the three months ended September 30, 2006 was 3.8% compared to 3.4% in the three months ended September 30, 2005. These increases in fuel costs as a percentage of revenue are a direct result of the rising fuel costs during the period.
     Depreciation. Depreciation was $3.7 million for the three months ended September 30, 2006, compared to $3.9 million for the same period in 2005, representing a decrease of $0.2 million or 5.6%. The decrease in depreciation expense in the three months ended September 30, 2006 was due primarily to our continued reduction in capital expenditures resulting from our entering into operating leases for our fleet requirements. We also continue to dispose of excess equipment.

     General and administrative expenses. General and administrative expenses were $21.2 million or 8.3% of revenue for the three months ended September 30, 2006, compared to $17.0 million or 7.6% of revenue for the same period in 2005, representing an increase of $4.2 million or 24.5%. This increase is mainly attributable to non-cash stock compensation, additional personnel, and legal expenditures. Non-cash stock compensation expense was $2.2 million, or 0.9% of revenue for the three months ended September 30, 2006, compared to $0.2 million for the same period in 2005 representing an increase of $2.0 million. Effective January 1, 2006, we account for our stock-based award plans in accordance with SFAS 123R (revised 2005), “Share Based Payment”, which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with SFAS 123R, we expensed $1.8 million in the three months ended September 30, 2006 related to unvested stock options. In addition, we recorded approximately $0.4 million related to restricted stock awards during the three months ended September 30, 2006. For the three months ended September 30, 2005, we expensed $0.2 million related to restricted stock awards. Had we adopted SFAS 123R in 2005, we would have been required to expense $2.0 million for the three months ended September 30, 2005. See the pro forma compensation expense disclosure in Note 3(i) to our condensed unaudited consolidated financial statements. The increase in general and administrative expenses was also due to hiring additional personnel to address increased business activity and additional legal expenses of approximately $1.6 million during the three months ended September 30, 2006 compared to the same period in 2005.
     Interest expense, net. Interest expense, net of interest income was $2.2 million or 0.8% of revenue for the three months ended September 30, 2006, compared to $4.8 million or 2.2% of revenue for the same period in 2005 representing a decrease of approximately $2.7 million or 55.1%. The decrease was due to lower interest rates charged during the period under our Credit Facility based on our improved operating performance and the amendment to our Credit facility in 2006, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our 7.75% senior subordinated notes on March 2, 2006. In addition, the decrease in interest expense, net was due to the higher interest income we earned during the period as a result of investing the remaining net proceeds from our January 2006 equity offering and higher interest rates earned on our invested funds.
     Other income (expense), net. Other income, net was $3.1 million for the three months ended September 30, 2006, compared to an expense of $32,000 in the three months ended September 30, 2005, representing an increase of $3.2 million. The increase mainly relates to the equity income we recognized on our 49% investment in a limited liability company in addition to gains on sale of fixed assets in the third quarter of 2006 compared to the third quarter of 2005.
     Minority interest. Minority interest for GlobeTec Construction, LLC resulted in a charge of $1.0 million for the three months ended September 30, 2006, compared to a charge of $0.6 million for the same period in 2005 representing an increase in minority interest charge of $0.4 million. The joint venture experienced an increase in business profits in the three months ended September 30, 2006 compared to the same period in 2005. As a result of such increase in profits, the minority interest charge increased during the three months ended September 30, 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian and network services operations, as well as our operations of the state Department of Transportation related projects and assets, was $21.9 million for the three months ended September 30, 2006 compared to a loss of $3.0 million in the three months ended September 30, 2005. The net loss for our state Department of Transportation related projects and assets amounted to $21.9 million for the three months ended September 30, 2006 compared to a net loss of $2.9 million in the three months ended September 30, 2005. The net loss for Department of Transportation related projects increased primarily due to a non-cash impairment charge of $13.7 million taken in connection with the contractual selling price agreed to in the related asset purchase agreement which we entered into on November 9, 2006, as well as our estimated selling costs for these projects and assets. In addition, we experienced lower revenues, operational costs overruns and inefficiencies on certain existing Department of Transportation projects, as well as increased bad debt expense of approximately $1.5 million in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The net loss for our Brazilian operations for the three months ended September 30, 2006 was approximately $33,000 and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net income for our network services operations amounted to $14,000 for the three months ended September 30, 2006 compared to a net loss of $0.1 million in the three months ended September 30, 2005 as a result of the winding down of the network services operations. The net income for network services in the three months ended September 30, 2006 is mostly attributable to certain recoveries.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenue. Our revenue was $704.7 million for the nine months ended September 30, 2006, compared to $624.6 million for the same period in 2005, representing an increase of $80.1 million or 12.8%. This increase was due primarily to increased revenue of approximately $62.2 million from DIRECTV due to a greater number of installations and larger market share from the DSSI acquisition, higher revenue of $16.7 million from BellSouth mostly attributed to work we were awarded for central office installations and an increase in general business activity from other customers in the nine month period ended September 30, 2006 compared to the same period of 2005. These increases in revenue were partially offset by a decrease in revenue of $16.2 million from Verizon mostly attributed to the timing of generating work orders. In the nine months ended September 30, 2005, fiber-to-the-home installations for Verizon had just commenced and the volume of work orders were high whereas in the nine months ended September 30, 2006 the installations have normalized.

     Costs of Revenue. Our costs of revenue were $604.8 million or 85.8% of revenue for the nine months ended September 30, 2006, compared to $543.4 million or 87.0% of revenue for the same period in 2005 reflecting an improvement in margins. The improvement in margins was primarily due to a decrease in subcontractor expense as a percentage of revenue with operational payroll only slightly increasing as a percentage of revenue. During the nine months ended September 30, 2006, we continued to reduce the use of subcontractors without hiring a proportional number of additional employees. These decreases were partially offset by increases in fuel costs. Fuel costs as a percentage of revenue in the nine months ended September 30, 2006 was 3.7% compared to 3.0% in the nine months ended September 30, 2005. These increases in fuel costs as a percentage of revenue are a direct result of rising fuel costs during the period.
     Depreciation. Depreciation was $10.8 million for the nine months ended September 30, 2006, compared to $12.6 million for the same period in 2005, representing a decrease of $1.9 million or 14.8%. The decrease in depreciation expense in the nine months ended September 30, 2006 was due primarily to our continued reduction in capital expenditures resulting from our entering into operating leases for fleet requirements. We also continue to dispose of excess equipment in 2006. However, depreciation expense is expected to increase in the future as a result of several capital lease agreements we entered into during the nine month period ended September 30, 2006 to finance various machinery and equipment totaling $7.7 million.
     General and administrative expenses. General and administrative expenses were $55.1 million or 7.8% of revenue for the nine months ended September 30, 2006, compared to $45.9 million or 7.3% of revenue for the same period in 2005, representing an increase of $9.2 million or 20.2%. This increase is attributable to non-cash stock compensation, additional personnel, and legal expenditures. Non-cash stock compensation expense was $5.4 million or 0.8% of revenue for the nine months ended September 30, 2006, compared to $0.4 million for the same period in 2005 representing an increase of $5.0 million. Effective January 1, 2006, we account for our stock-based award plans in accordance with SFAS 123R (revised 2005) “Share Based Payment” which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with SFAS 123R, we expensed $4.4 million in the nine months ended September 30, 2006 related to unvested stock options and restricted stock awards. In addition, we recorded approximately $1.0 million related to restricted stock awards during the nine months ended September 30, 2006. For the nine months ended September 30, 2005, we expensed $0.3 million related to restricted stock awards. Had we adopted SFAS 123R in 2005, we would have been required to expense $4.2 million for the nine months ended September 30, 2005. See the pro forma compensation expense disclosure in Note 3(i) to our condensed unaudited consolidated financial statements. The increase in general and administrative expenses was also due to hiring additional personnel to address increased business activity and additional legal expenses of approximately $3.2 million during the nine months ended September 30, 2006 compared to the same period in 2005. These increases in general and administrative expenses were partially offset by decreases in insurance expense and professional fees. There has been a reduction in insurance expense as a result of improved claims and loss history during 2006, as well as a reduction in our insurance reserve based on a change to the discount factor used for estimating actuarial insurance reserves. The discount factor was changed from 3.5% to 5.2% to reflect current market conditions and to use a discount factor more in line with the market interest rate we receive on our investments.
     Interest expense, net. Interest expense, net of interest income was $8.0 million or 1.1% of revenue for the nine months ended September 30, 2006, compared to $14.3 million or 2.3% of revenue for the same period in 2005 representing a decrease of approximately $6.4 million or 44.3%. The decrease was due to lower interest rates charged during the period under our Credit Facility based on our improved operating performance and the 2006 Amendment, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our 7.75% senior subordinated notes on March 2, 2006. In addition, the decrease in interest expense, net was due to the higher interest income we earned during the period as a result of investing the remaining net proceeds from our January 2006 equity offering and higher interest rates earned on our invested funds.
     Other income (expense), net. Other income, net was $5.1 million for the nine months ended September 30, 2006, compared to $3.1 million in the nine months ended September 30, 2005, representing an increase of $2.0 million or 63.7%. The increase mainly relates to an increase in the equity income we recognize on our 49% investment in a limited liability company, in addition to higher gains on sale of fixed assets during the nine months ended September 30, 2005 compared to the same period of 2006.

     Minority interest. Minority interest for GlobeTec Construction, LLC resulted in a charge of $1.2 million for the nine months ended September 30, 2006, compared to a charge of $1.0 million for the same period in 2005, representing an increase in minority interest charge of $0.2 million. The joint venture experienced an increase in business profits in the nine months ended September 30, 2006 compared to the same period in 2005. As a result on the increased profits, the minority interest charge increased during the nine month ended September 30, 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian and network services operations, as well as our operations of the state Department of Transportation related projects and assets, was $65.4 million for the nine months ended September 30, 2006 compared to $13.6 million in the nine months ended September 30, 2005. The net loss on our state Department of Transportation related projects and assets amounted to $65.2 million for the nine months ended September 30, 2006 compared to a net loss of $12.0 million in the nine months ended September 30, 2005. The net loss for these Department of Transportation projects increased due to an impairment charge, lower revenue, and operational cost overruns and inefficiencies on certain existing projects. During the second quarter of 2006, we determined there were sufficient indicators of impairment to the carrying value of the underlying net assets of the state Department of Transportation projects and assets. As a result, $20.8 million non-cash impairment charge was recorded in the second quarter of 2006 for the estimated selling price and disposition of the state Department of Transportation projects and assets. All impairment charges are included in discontinued operations. On November 9, 2006, we entered into an agreement to sell the state Department of Transportation related projects and assets to a third party. The contractual selling price is less than we estimated in the impairment charge recorded in the quarter ended June 30, 2006. As a result, a non-cash impairment charge was recorded during the quarter ended September 30, 2006 of approximately $13.7 million based on the contractual selling price agreed to in the related asset purchase agreement which we entered into and our estimated closing costs. In addition to the impairment charge, the loss during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 included increased legal expenses of approximately $2.0 million and bad debt expense of approximately $3.0 million. In addition, we had increased operating expenses related to stock compensation expense of $0.2 related to a terminated executive, duplication of back-office functions in order to ensure an easier transition and moving costs related to the consolidation of office space. The net loss for our Brazilian operations for the nine months ended September 30, 2006 was $115,000 and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net loss for our network services operations decreased to $100,000 for the nine months ended September 30, 2006 from a net loss of $1.6 million in the nine months ended September 30, 2005 as a result of the winding down of the network services operations. The loss for network services operations in the nine months ended September 30, 2006 is mostly attributable to overhead personnel and legal costs in winding down the operations.
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

     We have a 49% interest in a limited liability company. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000. As of September 30, 2006, five additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased in addition to an additional purchase price payment contingent on certain performance. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. In addition, a final contingent payment to a maximum of $3.6 million is required based on the profitability of the limited liability company. Four contingent quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006 and October 10, 2006. In March 2006, we also made an additional capital contribution of $980,000.
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
     As of September 30, 2006, we had $174.7 million in working capital compared to $135.1 million as of December 31, 2005. Cash and cash equivalents increased from $2.0 million at December 31, 2005 to $70.0 million at September 30, 2006 mainly due to the net proceeds received from the public offering of approximately $156.5 million offset by payments made in connection with the redemption of $75.0 million principal on our senior subordinated notes and $18.5 million cash purchase price paid in connection with the DSSI acquisition.
     Net cash provided by operating activities was $24.1 million for the nine months ended September 30, 2006 compared to a use of $16.8 million for the nine months ended September 30, 2005. The net cash provided by operating activities in the nine months ended September 30, 2006 was primarily related to the timing of cash payments to vendors and sources of cash from other assets and inventory management. Even though the net loss incurred during the nine month period ended September 30, 2006 was higher than the comparable period of 2005, this increase in the net loss was offset by non-cash charges for impairment and stock compensation and therefore improved the net cash provided by operating activities. The net use of cash in operating activities during the nine months ended September 30, 2005 was mainly attributed to the net loss incurred during the period and the increase in accounts receivable, unbilled revenues and retainage, in addition to the cash collateral payments of $13.5 million required by our insurance carrier.

     Net cash used in investing activities was $36.9 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of $2.1 million for the nine months ended September 30, 2005. Net cash used in investing activities during the nine months ended September 30, 2006 primarily related to cash payments made in connection with the DSSI acquisition of $19.4 million, capital expenditures in the amount of $16.2 million and payments related to our equity investment in the amount of $3.8 million offset by $3.1 million in net proceeds from sales of assets. Net cash used in investing activities during the nine months ended September 30, 2005 primarily related to $5.1 million used for capital expenditures and $3.4 million related to our equity investment offset by $5.9 million in net proceeds from the sale of assets.
     Net cash provided by financing activities was $80.7 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. Net cash provided by financing activities in the nine months ended September 30, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $3.9 million partially offset by the redemption of $75.0 million principal on our senior subordinated notes and payments for borrowings of $3.8 million. Net cash provided by financing activities in the nine months ended September 30, 2005 was mainly due to proceeds from the issuance of common stock of $2.5 million.
     During the nine month period ended September 30, 2006, we entered into several capital lease arrangements to finance the acquisition of $7.7 million of equipment and machinery.
     Cash used in discontinued operations in the nine months ended September 30, 2006 was $31.1 million. This mainly consisted of $31.3 million in cash used in operating activities, mostly attributed to our net loss from these operations. We expect cash flow from discontinued operations to be positive in the future based on cash flows expected in 2006 and our estimated selling price for our state Department and Transportation projects and assets. However, this expectation may not be realized if we are not able to sell these projects and assets at our estimated selling price or our cash flow changes because of changes in economic conditions.
     We have a secured revolving credit facility for our operations which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.6 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet. Based on our improved financial position, on May 8, 2006, we were able to amend our credit facility to reduce the interest rate margins charged on borrowings and letters of credit. This amendment also increases the permitted maximum purchase price of an acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million. On November 7, 2006, we amended our credit facility and provided our insurer with an $18 million letter of credit under the facility simultaneously with the insurer returning cash collateral of $18 million plus all accrued interest to us. As collateral for this letter of credit, we pledge $18 million to our lenders under the credit facility. This increase in the outstanding balance in letter of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of September 30, 2006 and December 31, 2005, net availability under the credit facility totaled $41.8 million and $55.4 million, respectively, which included outstanding standby letters of credit aggregating $65.3 million and $57.6 million in each period, respectively. At September 30, 2006, $48.2 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements. These letters of credit mature at various dates through August 2006 and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. All wholly-owned subsidiaries collateralize the facility. At September 30, 2006 and December 31, 2005, we had outstanding cash draws under the credit facility in the amount of $0 and $4.2 million, respectively. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the credit facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.

     If the net availability under the credit facility is under $20.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. Our operations are required to comply with this fixed charge coverage coverage ratio if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge coverage ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of September 30, 2006, because at that time net availability under the credit facility was $41.8 million and net availability did not reduce below $20.0 million on any given day during the period.
     Based upon the amendment of the credit facility, our current availability, net proceeds from the sale of common stock, liquidity and projections for 2006, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements for the remainder of 2006. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve its 2006 projections and this may adversely affect our ability to remain in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the credit facility at September 30, 2006.
     As of September 30, 2006, $121.0 million of our 7.75% senior subordinated notes due in February 2008, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior subordinated notes allows us to incur the following additional indebtedness among others: the credit facility (up to $150 million), renewals to existing debt permitted under the indenture plus an additional $25 million of indebtedness among others: the indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At September 30, 2006, the cost to complete on our $297.2 million performance and payment bonds was $44.8 million.
New Accounting Pronouncements
     See Note 13 to our condensed unaudited consolidated financial statements in Part 1. Item 1. to this Form 10-Q for certain new accounting pronouncements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings under the credit facility at September 30, 2006.
Interest Rate Risk
     Less than 1% of our outstanding debt at September 30, 2006 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $121.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at September 30, 2006 was $121.0 million. Based upon debt balances outstanding at September 30, 2006, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $100,000 on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at September 30, 2006 of U.S. dollar equivalents was a net asset of $2.2 million as of September 30, 2006 compared to $1.5 million at December 31, 2005.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the three months ended September 30, 2006 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $148,000 and $396,000 in the three months and nine months ended September 30, 2006, respectively.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the three months ended September 30, 2006 (i.e., in addition to actual exchange experience) would have resulted in a reduction in our foreign subsidiaries’ translated operating loss of $6,000 and $73,000 in the three months and nine months ended September 30, 2006, respectively.
     See Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for further disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Set forth below is information with respect to those legal proceedings which became a reportable event, or as to which there had been material developments, in the quarter ended September 30, 2006.
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. While we believe that we would have ultimately been successful in defense of these actions, given the amount of the settlement, the inherent risk of uncertainty of the legal proceedings, and the substantial time and expense of defending these proceedings, we concluded that entering into the settlement was the appropriate course of action. On September 30, 2006, the parties executed a Stipulation of Settlement and filed a Joint Motion for Preliminary Approval of the settlement of the federal securities class action. The settlement is contingent upon final approval by the Court at a final fairness hearing at which the Court will determine whether the settlement is fair, reasonable and adequate. As part of the settlement, our excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We believe these claims are without merit and plan to continue vigorously defending this action. We also believe that we have claims against the insurance broker for any losses arising from the notice.
     The parties in two shareholder derivative actions, which are based on the same circumstances as the purported federal securities class action and related SEC formal investigation, have executed stipulations of settlement. We are waiting final approval of the settlements from the court.
     We continue to cooperate with the SEC in the previously disclosed formal investigation related to the restatement of our financial statements in 2001 through 2003.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under that Act. The matter is currently stayed. We do not believe MasTec is liable under the FLSA as alleged in the complaint. We are currently negotiating with the plaintiffs a settlement but the potential loss associated with such settlement, if one occurs, cannot presently be determined.
     During construction of a natural gas pipeline project in Oregon in 2003, MasTec and its customer, Coos County, Oregon, were cited for violations of the Clean Water Act by the U.S. Army Corps of Engineers (“Corps of Engineers”). Despite protracted negotiations, the parties were unable to settle these complaints. On March 30, 2006, the Corps of Engineers filed suit against us and Coos County in Federal District Court in Oregon. We are defending this action vigorously, but may be unable to do so without incurring significant expenses. At this stage of the proceeding, potential loss, if any, cannot be determined.
     In connection with the same project, a complaint alleging failure to comply with prevailing wage requirements was filed against us by the Oregon Bureau of Labor and Industry. This matter was filed with the state court in Coos County. We are defending this action vigorously, but may be unable to do so without incurring significant expenses. The potential loss, if any, cannot presently be determined.

     We have incurred $125,000 for all unresolved Coos County matters and unpaid settlements as of September 30, 2006.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $1.7 million final judgment entered September 30, 2005 against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We are seeking a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to be $100,000 to $2.4 million, of which $100,000 is recorded in the unaudited condensed consolidated balance sheet as of September 30, 2006, as accrued expenses.
     In October 2003, a MasTec subsidiary filed a lawsuit in a New York state court against Inepar Industria e Construcoes or Inepar, its Brazilian joint venture partner. MasTec sued Inepar for breach of contract arising out of Inepar’s failure to indemnify MasTec for claims resulting from numerous misrepresentations made by Inepar. Inepar subsequently failed to answer MasTec’s complaint and MasTec sought a default judgment. In September 2006, the state court entered a judgment in favor of MasTec and against Inepar in the amount of $58.4 million. MasTec has commenced the collection process in the United States and has commenced the lengthy process in Brazil to execute on the judgment. Due to the uncertainty of the ongoing collection process, MasTec has accounted for the receipt of any amounts related to this judgment in our favor as a gain contingency and has not reflected these amounts in our financial statements.
     In June 2006, prior to arbitration on a claim brought by MasTec for payments due from ABB Power (“ABB”), we settled all differences between MasTec and ABB in exchange for partial payment to MasTec from ABB.
     In December 2004, we brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a federal Department of Defense project on a network wiring contract. Our network services are now a discontinued operation. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the court ruled that we failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. Neither party obtained the relief sought. We believe the ruling is an error, and we have sought remedy on appeal. We may be unable to obtain relief without additional expenses.
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
     In the second quarter of 2004, several complaints for a purported securities class action were filed against us and certain of our officers. We have settled these actions without payments to the plaintiffs by us. As part of the settlement, our excess insurance carrier has retained its rights to seek up to $2.0 million in reimbursement from us based on its claim that notice was not properly given under the policy. The parties in the shareholder derivative action, which is based on the same factual predicate as the purported securities class, have executed a memorandum of understanding and are presently finalizing the stipulation of settlement. Once executed the stipulation of settlement will be filed with the court for final approval. We may be unable to successfully resolve these disputes without incurring significant expenses. See Part II. Item 1. Legal Proceedings.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand, the amount they pay or their ability to pay, for our services could impair our financial performance.
     In the three months ended September 30, 2006, we derived approximately 36.4%, 8.6% and 7.6% of our revenue from DIRECTV®, Verizon and BellSouth, respectively. During the nine months ended September 30, 2006, we derived approximately 36.1%, 10.4% and 8.1% of our revenue from DIRECTV®,, BellSouth and Verizon, respectively. . Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from Verizon continues to reduce, which could result in reduced profitability and liquidity.
The adoption of SFAS 123R has had a significant impact on our results of operations and earnings per share.
     Prior to January 2006, we accounted for our stock-based award plans to employees and directors in accordance with APB No. 25, “Accounting for Stock Issued to Employees” under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Under this method, we generally did not recognize any compensation related to employee stock option grants we issued under our stock option plans at fair value. In December 2004, the Financial Accounting Standards Board issued SFAS 123R “Share-Based Payment” or SFAS 123R. This statement, which was effective for us beginning on January 1, 2006, requires us to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 and had a material negative impact on our profitability of $2.0 million in the three months ended September 30, 2006 or $0.03 diluted earnings per share, and $5.7 million in the nine months ended September 30, 2006 or $0.09 diluted earnings per share.
     SFAS 123R required us to recognize share-based compensation as compensation expense in our statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the vesting period. This statement also required us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. Due to additional stock options granted and the value of our common stock increasing, we now expect the annual stock compensation expense related to unvested stock options to be approximately $8.0 million in 2006. The annual share-based compensation expense still could be affected by, among other things, additional stock options granted to employees and directors, the volatility of our stock price and the exercise price of the options granted.
We may incur long-lived assets impairment charges which could harm our profitability.
     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets for impairment. In analyzing potential impairment of our state Department of Transportation related projects and assets we used projections of future discounted cash flows from these assets in 2006 and estimated a selling price by using a weighted probability cash flow analysis based on management’s estimates, as well as our negotiations with third parties for the sale of these assets. See Note 14 to our condensed unaudited financial statements in Part 1. Item 1. to this Form 10-Q. These estimates are all subject to changes in the future and if we are not able to sell these projects and assets at the estimated selling price or our cash flow changes because of changes in economic conditions, growth rates or changes in terminal values, we may incur additional impairment charges in the future related to these operations.
ITEM 5. OTHER INFORMATION
     On November 7, 2006, we amended our credit facility and provided our insurer with an $18 million letter of credit under the facility simultaneously with the insurer returning cash collateral of $18 million plus all accrued interest to us. As collateral for this letter of credit, we pledge $18 million to our lenders under the credit facility. This increase in the outstanding balance in letters of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.53*
Second Amendment to Amended and Restated Loan and Security Agreement dated May 8, 2006 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent.

10.54*	Asset Purchase Agreement dated as of November 9, 2006 between MasTec North America, Inc. and LM-ITS Acquisition LLC.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.
Date: November 9, 2006	/s/ Austin J. Shanfelter
Austin J. Shanfelter
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)