Form 10-K
period 2006-12-31
MASTEC INC
filed 2007-03-08
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number 001-08106

MasTec, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0829355
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 S. Douglas Road, 12th Floor,
Coral Gables, FL	33134
(Address of Principal Executive Offices)	(Zip Code)
(305) 599-1800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is well-known seasoned issuer; as defined in rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $556,444,738 (based on a closing price of $13.21 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2006).
     There were 65,547,035 shares of common stock outstanding as of March 5, 2007.
     The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2007 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
     These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:
•	economic downturns, reduced capital expenditures, consolidation and technological and regulatory changes in the industries we serve;

•	the ability of our customers to terminate or reduce the amount of work or in some cases prices paid for services under many of our contracts;

•	market conditions, technical and regulatory changes in our customers’ industries;

•	the highly competitive nature of our industry;

•	our ability to attract and retain qualified managers and skilled employees;

•	the seasonality and quarterly variations we experience in our revenue and profitability;

•	our dependence on a limited number of customers;

•	expectations concerning contingent events, including the expected outcome of claims, lawsuits and proceedings and our belief concerning regulatory compliance;

•	the outcome of our plans for future operations, growth and services, including backlog and acquisitions;

•	increases in fuel and labor costs;

•	the restrictions imposed by our credit facility and senior notes; and

•	the other factors referenced in this Annual Report, including, without limitation, under “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business
Overview
     We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and other energy resources.
     We, or our predecessor companies, have been in business for over 70 years. We offer all of our services under the MasTec® service mark and operate through a network of approximately 200 locations and 9,260 employees as of December 31, 2006. Providing services to communication industries, utility industries and government sectors, we have consistently ranked among the top ten specialty contractors by Engineering News-Record.
     Our customers include some of the largest communication and utility companies in the United States, including DIRECTV®, Verizon, BellSouth (now AT&T), EMBARQ, Progress Energy, Florida Power & Light, TXU, Qwest, and Dominion Virginia Power. For the years ended December 31, 2006, 2005 and 2004, 75.0%, 71.3% and 71.1%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. For the years ended December 31, 2006, 2005 and 2004, 70.9%, 66.6% and 78.7%, respectively, of our revenues were derived under multi-year master service agreements and other service agreements.
Industry Trends
     Our industry is comprised of national, regional and local companies that provide outsourced infrastructure services to customers in the communications and utilities industries as well as government customers. We estimate that the total amount of annual outsourced infrastructure spending in markets that we serve is in excess of $30 billion per year.
     We believe the following industry trends impact demand for our services:
     Demand for Voice, Video and Data Services. Demand for faster and more robust voice, video and data services has increased significantly with the proliferation of the internet, broadband and advanced video services. To serve this developing market, voice, video and data service providers are upgrading the performance of their networks or deploying new networks. Investment is facilitated by declining equipment costs and expanded capabilities of network equipment. In addition, the service offerings of our customers are converging as telephone and cable providers increasingly seek to deploy networks that allow them to provide bundled voice, video and data services to their customers. Verizon, AT&T, Qwest and numerous regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide full bundled service offerings. Cable companies continue to upgrade their systems to provide for enhanced broadband services, including voice over internet protocol, commonly called VOIP, as well as improved video offerings, including digital television, high definition television, video on demand and digital video recording. Satellite television subscriptions and installations have grown substantially over the last five years as the industry has gained acceptance in part through offering attractive programming such as NFL Sunday Ticket, as well as high definition television and digital video recorder capabilities. According to a 2006 study by J.D. Power and Associates, the percentage of U.S. households with telephones that subscribe to satellite service has grown from 12% in 2000 to 29% in 2006.
     Increased Outsourcing of Network Infrastructure Installation and Maintenance. We provide specialized services that are labor and equipment intensive. According to a study by management consulting firm Booz Allen Hamilton described in an article entitled “Outsourcing Trends in the North American Telecommunications Markets”, more than 75% of telecommunications executives consider outsourcing an important component of their business that allows them to better respond to market challenges, and network installation and maintenance are among functions most likely to be outsourced. We believe that communications companies view outsourcing as an opportunity to reduce expenses, optimize expenditures and stay competitive.
     Inadequacy of Existing Electric Power Transmission and Distribution Networks. The United States electric transmission and distribution infrastructure requires significant ongoing maintenance, upgrades and extensions to manage powerline congestion, avoid delivery failures and connect distribution lines to new end users. According to a 2005 Edison Electric Institute report annual transmission and distribution spending in the U.S. has been between $12 billion and $17 billion annually since 1980. Despite this significant spending since 1980, the pace of transmission investment has lagged behind total electricity generation. Such underinvestment combined with ever-increasing load demand contributed to the blackouts, brownouts and rolling blackouts nationwide since 2001, which have periodically left millions in the United States without electricity. As a result, we believe that transmission and distribution spending will continue and likely rise in the near future in order to meet the increasing needs of customers.
     Increased Funding for Energy Projects. On August 8, 2005, President Bush signed the Energy Policy Act of 2005 into law. The law was passed to develop more reliable supply chains and distribution channels for U.S. energy resources. Among other things, the bill facilitates the siting, environmental compliance, construction and financing of more reliable electrical grid components. As a result, we believe that transmission and distribution spending will likely rise in the near future in order to meet the increasing needs of consumers and businesses.
Competitive Strengths
     Our competitive strengths include:
     National Capability and Brand. We, or our predecessors, have been in business for over 70 years and are one of the largest companies in our industry. Through our network of approximately 200 locations and 9,260 employees as of December 31, 2006 primarily across the United States, we offer comprehensive infrastructure services to our customers. We believe our experience, technical expertise and size are important to our customers, which include some of the largest communications and utility companies in the United States. Our size and national capability allow us to allocate people, equipment and resources when and where needed. We offer all of our services under the MasTec service mark and maintain uniform performance standards across projects, geographic areas and industries.
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
     Customer Base. Our customers include some of the largest communication and utility companies in the United States, including DIRECTV®, Verizon, BellSouth (now AT&T), EMBARQ Progress Energy, Florida Power & Light, Qwest, TXU and Dominion Virginia Power. These customers have significant infrastructure needs and the financial resources necessary to fund those needs. We provide services to many of our significant customers under multi-year master service agreements and other service agreements.
     Reputation for Reliable Customer Service and Technical Expertise. We believe that over the years we have established a reputation for quality customer service and technical expertise. We believe that we are one of the largest private label in-home installation and maintenance service providers for DIRECTV®. A 2006 study by J.D. Power and Associates recognized DIRECTV® for achieving one of the highest levels of customer satisfaction in its markets. We believe that the training and performance of our technicians contributed to DIRECTV®’s high level of customer satisfaction. We also believe our reputation for technical expertise gives us an advantage in competing for new work.
     Experienced Management Team. Our management team, which includes our chief executive officer, chief operating officer, service group presidents and financial officers, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and service group presidents average 27 years of industry experience and have a deep understanding of our customers and their requirements.
Recent Developments
Sale of Substantially All of Our State Department of Transportation Related Projects and Assets
     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects that were held for sale have been accounted for as discontinued operations for all periods presented in this Annual Report on Form 10-K. On February 14, 2007, we sold the state Department of Transportation related projects and underlying net assets. We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. See “Item 1A. Risk Factors – We have agreed to keep certain liabilities related to the state Department of Transportation related projects that were sold in February 2007.” The sales price of $1.0 million was paid in cash at closing. In addition, the buyer is required to pay us an earn out of up to $12.0 million contingent on future operations of the projects sold to the third party. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of the earn out payments. The closing was effective February 1, 2007 to the extent set forth in the purchase agreement. As of December 31, 2006, the net carrying value of the assets and liabilities sold, including an estimate of selling costs, was a deficit of $6.6 million. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of these projects and assets. We determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of our decisions on future operations and our decision to sell. During the year ended December 31, 2006, we wrote-off approximately $44.5 million, calculated using the contractual sales price for these assets and management’s estimate of closing costs and other liabilities.
Acquisition of Remaining 51% Equity Interest
     On February 6, 2007, we acquired the remaining 51% equity interest in an investment which had been previously accounted for by the equity method because we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the company. As a result of our acquisition of the remaining 51% equity interest, we will consolidate the operations of this entity with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million, which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued 300,000 shares of our common stock. We have also agreed to pay the seller an earn-out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, including a change of control of MasTec or the entity or a termination of the service agreement under certain circumstances, the remaining earn-out payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in this entity. In connection with the acquisition, we have agreed to file a registration statement to register for resale 200,000 shares of the total shares issued to the seller by no later than June 1, 2007 and have agreed to use commercially reasonable efforts to cause such registration statement to become effective.
Issuance of $150 Million Senior Notes
     On January 31, 2007, we issued $150 million aggregate principal amount of 7.625% senior notes due February 2017 in a private placement. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. We have agreed to cause to become effective a registration statement with respect to a registered offer to exchange the unregistered notes for registered notes with substantially identical terms. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our 7.75% senior subordinated notes due February 2008 plus interest. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes.
Strategy
     The key elements of our business strategy are as follows:
     Capitalize on Favorable Industry Trends. Many of our customers have increased spending on their network infrastructure in order to enhance their ability to offer voice, video and data services, deliver electric power or other energy resources. In addition, many companies are increasing outsourcing network installation and maintenance work. We intend to increase the percentage of business derived from large, financially stable customers in the communications and utility industries. We intend to use our national presence and full range of services to capitalize on these trends to generate additional revenue from existing and new customers.
     Operate More Efficiently. We have taken action and instituted programs to improve our operating efficiencies and working capital management, such as hiring additional experienced operating and financial professionals at the service group and corporate levels, requiring increased accountability throughout our organization, expanding the use of our Oracle management information systems throughout our business, better managing customer contract bidding procedures and increasing individual project profitability. We intend to improve our operating effectiveness by allocating our resources across multiple customers and projects which will continue to increase our utilization rates. We intend to continue to capture operating efficiencies and improve working capital management in order to increase our operating margins and cash flows.
     Improve Our Financial Strength. We have increased our cash position with the receipt of the net proceeds from the public offering of our common stock and the offering of our senior notes. These actions have significantly improved our financial condition. We believe these improvements to our financial condition have enhanced our credit rating and support our ability to reduce our collateral requirements for our surety bonds and insurance policies.
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
     Build. We build underground and overhead distribution systems, such as trenches, conduits, power lines and pipelines, that are used by our customers in networks that provide communications and power delivery. We believe our fleet of approximately 12,000 vehicles and equipment as of December 31, 2006 is among the largest in the United States.
     Install. We install buried and aerial fiber optic cables, coaxial cables, copper lines, electrical and other energy distribution systems, transmission systems and satellite dishes in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.
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
     During the fourth quarter of 2004, we ceased performing new services in the network services operations and sold these operations in 2005. These operations have been classified as a discontinued operation and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K. On May 24, 2005, we sold certain assets of our network services operations to a third party for approximately $0.2 million consisting of $0.1 million in cash and a promissory note in the principal amount of $0.1 million. The balance at December 31, 2006 of this promissory note of approximately $30,000 is included in other current assets in our consolidated balance sheet. We recorded a loss on sale of approximately $0.6 million, net of tax, in the year ended December 31, 2005. The loss on sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer.
     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The projects that were for sale were classified as discontinued operations and their revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K. On February 14, 2007 (effective February 1, 2007 as set forth in the purchase agreement), we sold the state Department of Transportation related projects and underlying net assets. The sales price consisted of $1.0 million paid at closing and an earn out contingent on future operations of up to $12.0 million. We agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. We recorded $44.5 million of non-cash impairment charges related to these state Department of Transportation projects and net assets during the year ended December 31, 2006. See “Recent Developments – Sale of Substantially All of Our State Department of Transportation Related Projects and Assets” for more information.
Customers
     Our primary customers are in the communications, utilities and government industries. We provide similar infrastructure services across the industries we serve. For the year ended December 31, 2006, 74.0%, 19.8% and 6.2% of our revenues were from customers in the communications, utilities and government industries, respectively. In the year ended December 31, 2006, we derived approximately 37.3%, 9.5% and 8.2% of our revenue from DIRECTV®, BellSouth (now AT&T) and Verizon, respectively.
     We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. For the years ended December 31, 2006, 2005 and 2004, 70.9%, 66.6% and 78.7%, respectively, of our revenues were derived under master service agreements and other service agreements. While our multi-year master service agreements and other service agreements generally do not guarantee a specific level of work and are generally cancelable upon short notice, the agreements have historically been an important contributor to our revenue and backlog.
     We believe that our industry experience, technical expertise and customer service are important to our being retained by large communications and utility companies and governments. The relationships developed between these customers and our senior management and project management teams are also important to our being retained.
Backlog
     At December 31, 2006 and December 31, 2005, our 18-month backlog was approximately $1.1 billion and $955.9 million, respectively. We expect to realize approximately 69.5% of our 2006 backlog in 2007. Approximately 85.5% of our backlog at December 31, 2006 was comprised of services to be performed under existing master service agreements. The balance is our estimate of work to be completed on other service agreements. These amounts do not include revenue expected from state Department of Transportation projects due to these operations being classified as a discontinued operation. See “Item 1A. Risk Factors – Amounts included in our backlog may not result in actual revenue or translate into profits.”
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
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverages of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an annual deductible of $100,000. See “Item 1A. Risk Factors — We are self-insured against many potential liabilities.” We are required to periodically post letters of credit and provide cash collateral to our insurance carriers related to our insurance programs. Total outstanding letters of credit amounted to $66.2 million at December 31, 2006 and cash collateral posted amounted to $6.6 million at December 31, 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates-Insurance Reserves.”
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
     We utilize independent contractors to assist on projects and to help us manage work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. See “Item 1A. Risk Factors — We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying, us for the related services.”
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
Competition
     Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Dycom Industries, Emcor Group, Henkels & McCoy, Infrasource Services, Pike Electric and Quanta Services.
     Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected. See “Item 1A. Risk Factors — Our industry is highly competitive which may reduce our market share and harm our financial performance.”
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
     See “Item 1A. Risk Factors — Our failure to comply with environmental laws could result in significant liabilities.”
     We believe we have all licenses and permits needed to conduct operations and that we are in compliance with all material applicable regulatory requirements. However, if we fail to comply with any material applicable regulatory requirements, we could incur significant liabilities. See “Item 1A. Risk Factors — Our failure to comply with regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.”
     We offer services and are branded under the MasTec service mark. We do not have any patents that are material to our business.
Financial Information About Geographic Areas
     During the years ended December 31, 2006, 2005 and 2004, we operated in the United States, Canada and the Cayman Islands. In 2003, we had operations in Brazil. In 2004, we ceased performing contractual services in Brazil, abandoned all assets in our Brazilian subsidiary and made a determination to exit the Brazilian market. The abandoned subsidiary has been classified as a discontinued operation and is not included in the table below. The following table reflects financial information from continuing operations for our U.S. and foreign operations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue:
United States	$939,314	$836,539	$790,965
Foreign	6,492	11,507	16,219

	$945,806	$848,046	$807,184

	As of December 31,
	2006	2005
	(In thousands)
Long Lived Assets:
United States	$61,212	$47,513
Foreign	188	514

	$61,400	$48,027

     Our business, financial condition and results of operations in Canada and the Cayman Islands may be adversely impacted by monetary and fiscal policies, currency fluctuations, energy shortages and other political, social and economic developments.
Employees
     As of December 31, 2006, we had approximately 9,260 employees. We hire employees from a number of sources, including from the industry and from trade schools and colleges. Our primary sources for employees include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain employees by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries and a comprehensive benefits package.
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

Available Information
     A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on the Internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission. Copies of our Board of Directors Governance Principles, Code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Corporate Governance Committees are also available on the Internet in the Investor Relations section of our website, www.mastec.com, or may be obtained by contacting our Vice President of Investor Relations, by phone at (305) 406-1815 or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics, which applies to all staff and expressly applies to our senior officers (including our principal executive officer, principal financial officer and our controller), on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.
Item 1A. Risk Factors
     You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.
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
     In the year ended December 31, 2006, we derived approximately 37.3%, 9.5% and 8.2% of our revenue from DIRECTV®, BellSouth (now AT&T) and Verizon, respectively. In the year ended December 31, 2005, we derived approximately 31.8%, 10.2% and 10.0% of our revenue from DIRECTV®, BellSouth (now AT&T) and Verizon, respectively. In addition, our ten largest customers accounted for approximately 75.0%, 71.3% and 71.1% of our revenue in the years ended December 31, 2006, 2005 and 2004, respectively.
     Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity. For example, we experienced a decrease of $103.9 million in revenue from Comcast in the year ended December 31, 2005 compared to the same period in 2004 due to the completion of the rebuild and upgrade of their broadband networks in 2004 and we experienced a decrease of $9.6 million in revenue for Verizon in the year ended December 31, 2006 compared to the same period in 2005 due to timing of generating work orders. Our revenue, profitability and liquidity could decline if certain customers reduce the amounts they pay for our services or if our customers are unable to pay for our services. A number of our customers filed for bankruptcy protection or experienced financial difficulties commencing in 2001 through 2003 during the last economic downturn in the communications industry which negatively impacted our revenue, profitability and liquidity. In 2006, 2005 and 2004 total provisions for bad debts aggregated to $10.0 million, $4.9 million and $5.1 million, respectively, of which $8.1 million, $3.3 million and $0.6 million, respectively, are included in loss from discontinued operations. As of December 31, 2006, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $10.4 million, of which $4.1 million is included in specific reserves for bad debts, with the remaining amounts expected to be recovered through secured and unsecured claims and enforcement of liens or bonds.
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
     We recognize revenue on non-unit based fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our liquidity. For example, for the years ended December 31, 2006, 2005 and 2004 we incurred approximately $6.8 million, $3.3 million and $7.8 million, respectively, of losses on percentage-of-completion contracts, of which $6.5 million, $2.3 million and $3.7 million, respectively, were included in loss from discontinued operations.
Amounts included in our backlog may not result in actual revenue or translate into profits.
     Approximately 85.5% of our 18-month backlog at December 31, 2006 was comprised of master service agreements and other service agreements which do not require our customers to purchase a minimum amount of services and are cancelable on short notice. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. If our backlog fails to materialize, we could experience a reduction in our revenue, profitability and liquidity.
Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.
     The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, we experience reduced revenue in the first and fourth quarters of each calendar year.
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
     Because of factors such as increases in claims (primarily workers’ compensation claims), projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue to provide us with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. For example, in connection with our 2005 insurance program, we paid our insurance carrier $18.0 million for cash collateral during 2005. In January 2006, we provided to our insurance carrier a $6.5 million letter of credit related to our insurance plans. In addition, in November 2006, we provided our insurance carrier with an $18.0 million letter of credit with the insurance carrier returning cash collateral of $18.0 million plus all accrued interest to us. As collateral for this letter of credit, we pledged $18.0 million in cash to our lenders under our revolving credit facility. An increase in premiums or collateral requirements could significantly reduce our profitability and liquidity as well as reduce availability under our revolving credit facility.
We may be unable to obtain sufficient bonding capacity to support certain service offerings and the need for performance and surety bonds may reduce our availability under our credit facility.
     Some of our contracts require performance and surety bonds. Bonding capacity in the infrastructure industry has become increasingly difficult to obtain, and bonding companies are denying or restricting coverage to an increasing number of contractors. Companies that have been successful in renewing or obtaining coverage have sometimes been required to post additional collateral to secure the same amount of bonds which reduces availability under our credit facility. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds which would reduce availability under our credit facility. We reported net losses for the past six years. If we continue to incur net losses, our overall level of bonding capacity could be reduced.
We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.
     In connection with the sale of our state Department of Transportation related projects and assets, we agreed to keep certain related liabilities, including certain litigation and the cost to maintain and continue certain performance and payment bonds. At December 31, 2006, the cost to complete on the $207.2 million in performance and payment bonds related to these projects and assets was $21.0 million. While the buyer of the state Department of Transportation related projects has indemnified us for all contracts and liabilities sold, and has agreed to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure, if the buyer were unable to meet its contractual obligations to a customer and the surety paid the amount due under the bond, the surety would seek reimbursement of such payment from us. Accordingly, it is possible that we may incur losses in the future related to these retained liabilities.
New accounting pronouncements including SFAS 123R may significantly impact our future results of operations and earnings per share.
     Prior to January 2006, we accounted for our stock-based award plans to employees and directors in accordance with Accounting Principals Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Under this method, we generally did not recognize any compensation related to employee stock option grants we issue under our stock option plans at fair value. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”). This statement, which became effective for us beginning on January 1, 2006, requires us to recognize the expense attributable to stock options granted or vested subsequent to December 31, 2005 and has had a material negative impact on our future profitability.
     SFAS 123R requires us to recognize share-based compensation as compensation expense in our statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the vesting period. This statement also required us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The impact of the adoption of SFAS 123R on our results of operations resulted in share-based compensation expense of approximately $7.6 million in 2006, including $0.2 million from discontinued operations. Future annual share-based compensation expense could be affected by, among other things, the number of stock options issued annually to employees and directors, volatility of our stock price and the exercise price of the options granted. Future changes in generally accepted accounting principles may also have a significant effect on our reported results.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or “SFAS No. 142”, we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. In the year ended December 31, 2004, we charged $12.3 million against goodwill in connection with the bankruptcy of our Brazilian subsidiary. In the year ended December 31, 2005, we charged $11.5 million against goodwill related to the decision to sell substantially all of our state Department of Transportation related projects and assets. These impairment charges are included in our consolidated statements of operations under discontinued operations. We may incur additional impairment charges related to goodwill in any of our reporting entities in the future if the markets they serve or their business deteriorates.
We may incur long-lived assets impairment charges which could harm our profitability.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or “SFAS No. 144”, we review long-lived assets for impairment. In analyzing potential impairment of our state Department of Transportation related projects and assets we used projections of future discounted cash flows from these assets in 2006 and estimated a selling price by using a weighted probability cash flow analysis based on management’s estimates, as well as our negotiations with third parties for the sale of these assets which we sold effective February 1, 2007.
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
Our revolving credit facility and senior notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
     At December 31, 2006, we had $121.0 million in senior subordinated notes outstanding due February 2008 under an indenture and $9.2 million in other notes payable outstanding. Since then we have issued $150.0 million aggregate principal amount of 7.625% senior notes due 2017, under a new indenture, the proceeds of which we used to redeem the senior subordinated notes due 2008. We also have a $150.0 million revolving credit facility of which we had no outstanding cash draws at December 31, 2006. At December 31, 2006, the net availability under the credit facility was approximately $35.1 million which includes outstanding standby letters of credit aggregating $83.3 million. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:
•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	making capital expenditures in excess of a specified amount;

•	creating certain liens against our assets;

•	prepaying our other indebtedness, including the senior notes;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and indenture).
     Our credit facility provides that if our net borrowing base availability falls below $20.0 million we must comply with a minimum fixed charge coverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” In the past, we have not been in compliance with certain financial covenants of our credit facility and have had to seek amendments or waivers from our lenders. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain further modifications of the facility or secure another source of financing to continue to operate our business. A default could result in the acceleration of either our obligations under the credit facility or under the indenture relating to the senior notes, or both. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may decrease our profitability and liquidity.
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
     We are currently engaged in litigation related to environmental liabilities in Coos Bay, Oregon. See “Item 3. Legal Proceedings.”
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
     The Occupational Safety and Health Act of 1970, as amended, or “OSHA”, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.
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
     Many of our communications customers are regulated by the Federal Communications Commission, or the “FCC”. The FCC may interpret the application of its regulations to communication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our communications customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.
Claims, lawsuits and proceedings could reduce our profitability and liquidity and weaken our financial condition.
     We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business, including those described in “Item 3. Legal Proceeding.” Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in the light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim, lawsuit or proceeding could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business. See “Item 3. Legal Proceedings.”
Acquisitions involve risks that could result in a reduction of our profitability and liquidity.
     We have made, and in the future plan to make, strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities or may be unable to obtain the consent of our lenders and therefore not be able to complete such acquisitions. We may pay for acquisitions with our common stock which may dilute your investment in our common stock or decide to pursue acquisitions that investors may not agree with. In addition, acquisitions may expose us to operational challenges and risks, including:
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
     A failure to successfully manage the operational challenges and risks associated with or resulting from acquisitions could result in a reduction of our profitability and liquidity. Borrowings associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.
We may incur significant costs as a result of our lawsuit with our excess insurance carrier.
     In the second quarter of 2004, several complaints for a purported securities class action were filed against us and certain of our officers. We have settled these actions without payments to the plaintiffs by us. As part of the settlement, our excess insurance carrier has retained its rights to seek up to $2.0 million in reimbursement from us based on its claim that notice was not properly given under the policy. We may be unable to successfully resolve this dispute without incurring significant expense. See “Item 3. Legal Proceedings.”
Risks Related to Our Company and Our Common Stock
The market price of our common stock has been, and may continue to be, highly volatile.
     From 2001 to 2003, for example, our common stock fluctuated from a high of $24.75 per share in the first quarter of 2001 to a low of $1.31 per share in the first quarter of 2003. During 2006 and 2005, our common stock fluctuated from a high of $14.75 per share to a low of $6.56 per share. We may continue to experience significant volatility in the market price of our common stock. See “Item 5. Market Information for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
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
     In addition, the stock market has experienced significant price and volume fluctuations in recent years that have sometimes been unrelated or disproportionate to the operating performance of companies. The market price for our common stock has been volatile and such volatility could cause the market price of our common stock to decrease and cause you to lose some or all of your investment in our common stock.
A small number of our existing shareholders have the ability to influence major corporate decisions.
     Jorge Mas, our Chairman, and other members of his family who are employed by MasTec beneficially own approximately 33.7% of the outstanding shares of our common stock as of March 5, 2007. Accordingly, they are in a position to influence:
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
Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.
     Certain provisions of our articles of incorporation and bylaws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which may discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could also dilute the voting power of the holders of our common stock, including by the grant of voting control to others, which could delay or prevent an acquisition or change in control.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters is a 24,000 square foot leased facility located in Coral Gables, Florida.
     As of December 31, 2006, our operations were conducted from approximately 200 locations. None of our facilities in these locations is material to our operations because most of our services are performed on customers’ premises or on public rights of way and because suitable alternative locations are available in substantially all areas where we currently conduct business.
     We also own property and equipment that, at December 31, 2006, had a net book value of $61.4 million. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, networks, computers, computer software, office and other equipment. Our equipment is acquired from various third-party vendors, none of which we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2006.
Item 3. Legal Proceedings
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We are also seeking reimbursement of expenses incurred by us which we believe are reimbursable by our excess insurance carrier. We believe the claims of the excess insurance carrier are without merit and plan to continue vigorously pursuing this action. We also are pursuing claims against the insurance broker for any losses arising from the same issue involving notice.
     We continue to cooperate with the SEC in the previously disclosed formal investigation related to the restatement of our financial statements in 2001 through 2003.
     In October 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. We believe that we have defenses to these claims, and we are vigorously defending the lawsuit. Any damages that we may be subject to pursuant to this action are not quantifiable at this time. This claim could divert our management’s time and attention from our business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders submitted to the County on or after November 29, 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action for breach of contract and other causes. The amount of revenue recognized on the Coos County project that remained uncollected at December 31, 2006 amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but which we believe are due to us under the terms of the contract. The matter is currently being prepared for trial, expected during 2007.
     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers”, and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. While we do not agree that the notices were appropriate or justified, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Through December 31, 2005 mitigation efforts have cost MasTec approximately $1.4 million. These costs were included in the costs on the project at December 31, 2005 and December 31, 2004. No further mitigation expenses were incurred in 2006 or are anticipated. On August 9, 2004, the Oregon Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of $126,000. MasTec North America settled this matter for approximately $68,000. Additional liability may arise from fines or penalties assessed, or to be assessed by the Corps of Engineers. We have been unable to settle with the Corps of Engineers. On March 30, 2006, the Corps of Engineers brought a complaint in federal district court against us and the County. We are contesting this action vigorously, but can provide no assurance that a favorable outcome will be reached.
     The potential loss for all unresolved Coos County matters and unpaid settlements reached described above is estimated to be approximately $0.1 million at December 31, 2006, which has been recorded in the consolidated balance sheet, as accrued expenses.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $2.0 million final judgment entered against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We are seeking a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to range from $0.1 million to $2.4 million, of which $0.1 million is recorded in the consolidated balance sheet as of December 31, 2006, as accrued expenses.
     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, our chairman, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We are also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($103.2 million at December 31, 2006). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. and intends to conduct additional discovery. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier reimbursed us in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.
     In October 2003, a MasTec subsidiary filed a lawsuit in a New York state court against Inepar Industria e Construcoes or “Inepar”, its Brazilian joint venture partner. MasTec sued Inepar for breach of contract arising out of Inepar’s failure to indemnify MasTec for claims resulting from numerous misrepresentations made by Inepar. Inepar subsequently failed to answer MasTec’s complaint and MasTec sought a default judgment. In September 2006, the state court entered a judgment in favor of MasTec and against Inepar in the amount of $58.4 million. MasTec has commenced collections efforts. Due to the uncertainty of the ongoing collection process, MasTec has accounted for the receipt of any amounts related to this judgment in our favor as a gain contingency and has not reflected these amounts in our financial statements.
     In 2003, our quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by our customers. The revenue restatement was related to restated Canada revenue and projects performed for ABB Power (“ABB”), MSE Power Systems, and the University of California. Recovery of this revenue and related revenue from subsequent periods not restated is now the subject of several independent collection actions. We provided services to ABB Power, in the amount $2 million. In June 2006, prior to arbitration on a claim brought by MasTec for payments due from ABB, we settled all differences between MasTec and ABB in exchange for partial payment to MasTec from ABB. We provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. We have recovered $1.3 million from MSE in settlement on three of these projects and expect to arbitrate the balance of this dispute, related to two Pennsylvania projects. The arbitration is expected during 2007. We experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Judgment in our favor in the amount of $1.9 million was awarded after a jury verdict rendered January 24, 2006. This judgment is currently in collection.
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

	Year Ended December 31,
	2006		2005
	High	Low	High	Low
First Quarter	$14.32	$10.20	$10.20	$7.87
Second Quarter	$14.75	$11.54	$9.40	$6.56
Third Quarter	$13.75	$9.88	$11.95	$8.66
Fourth Quarter	$12.52	$9.88	$11.39	$9.24
     Holders. As of March 5, 2007, there were 2,027 shareholders of record of our common stock.
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
     Purchases of MasTec Stock. We did not repurchase any shares of our common stock during the fourth quarter of 2006.
Item 6. Selected Financial Data
     The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated. The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006		2005		2004		2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$945,806		$848,046		$807,184		$712,212	$656,985
Costs of revenue, excluding depreciation	$813,406		$731,504		$719,282		$629,290	$586,854
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$38,915		$18,604		$(17,743)		$(20,791)	$(110,978)
Income (loss) from continuing operations	$38,915		$18,604		$(17,743)		$(20,791)	$(123,574)
Loss from discontinued operations, net of tax	$(89,263)		$(33,220)		$(31,694)		$(31,508)	$(12,982)
Net loss	$(50,348	)(3)	$(14,616	)(2)	$(49,437	)(2)	$(52,299)	$(136,556	)(1)
Basic net (loss) income per share:
Continuing Operations	$0.61		$0.38		$(0.37)		$(0.43)	$(2.58)
Discontinued Operations	$(1.40)		$(0.68)		$(0.65)		$(0.66)	$(0.27)
Total basic net loss per share	$(0.79)		$(0.30)		$(1.02)		$(1.09)	$(2.85)
Diluted net (loss) income per share:
Continuing Operations	$0.60		$0.37		$(0.37)		$(0.43)	$(2.58)
Discontinued Operations	$(1.37)		$(0.66)		$(0.65)		$(0.66)	$(0.27)
Total diluted net loss per share	$(0.77)		$(0.29)		$(1.02)		$(1.09)	$(2.85)
Basic net loss per share before cumulative effect of change in accounting principle	$(0.79)		$(0.30)		$(1.02)		$(1.09)	$(2.58)
Diluted net loss per share before cumulative effect of change in accounting principle	$(0.77)		$(0.29)		$(1.02)		$(1.09)	$(2.58)

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data
Working capital	$164,042	$135,069	$134,463	$113,360	$139,154
Property and equipment, net (4) (5)	$61,400	$48,027	$62,966	$85,832	$118,475
Total assets (5)	$646,113	$584,164	$600,523	$628,263	$622,681
Total debt (5)	$130,176	$200,370	$196,158	$201,665	$198,642
Total shareholders’ equity	$304,711	$179,603	$191,153	$215,818	$263,010

(1)	Includes charges of $12.2 million to reduce the carrying amount of certain assets held for sale and in use, and non-core assets, restructuring charges of $7.8 million, impairment of goodwill of $79.7 million, and provisions for bad debt totaling $14.8 million.

(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2005 and 2004 — Revenue, Costs of Revenue and General and Administrative Expenses” for discussion of factors impacting our net loss for 2005 and 2004.

(3)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Ended December 31, 2006 and 2005 – Revenue, Costs of Revenue and General and Administrative Expenses” for discussion of factors impacting our net loss for 2006.

(4)	During 2005, 2004 and 2003, we reduced capital expenditures for long-lived assets and placed greater reliance on operating leases to meet our equipment needs.

(5)	As of December 31, 2003 and 2002, these amounts include the assets and liabilities of discontinued operations of the state Department of Transportation projects, as we were unable to segregate such assets during those years. As of December 31, 2005 and 2004, the assets and liabilities of the state Department of Transportation projects have been reclassified to long-term assets held for sale and long-term liabilities related to assets held for sale and are not included.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”.
Overview
     We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and governments. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and other energy resources.
     We, or our predecessor companies, have been in business for over 70 years. We offer all of our services under the MasTec® service mark and operate through a network of approximately 200 locations and 9,260 employees as of December 31, 2006. Providing services to the communication industries, utility industries and government sectors, we have consistently ranked among the top ten specialty contractors by Engineering News-Record.
Recent Developments
Sale of Substantially All of Our State Department of Transportation Related Projects and Assets
     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects that were held for sale have been accounted for as discontinued operations for all periods presented in this Annual Report on Form 10-K. On February 14, 2007, we sold the state Department of Transportation related projects and underlying net assets. We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. See “Item 1A. Risk Factors – We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects that were sold in February 2007.” The sales price of $1.0 million was paid at closing. In addition, the buyer is required to pay us an earn out of up to $12.0 million contingent on the future operations of the projects sold to the third party. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earn out payments. While the buyer of the State Department of Transportation related projects has indemnified us for all contracts and liabilities sold, and has agreed to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure, if the buyer were unable to meet its contractual obligations to a customer and the surety paid the amounts due under the bond, the surety would seek reimbursement of such amounts from us. The closing was effective February 1, 2007 to the extent set forth in the purchase agreement. As of December 31, 2006, the carrying value of the subject net assets for sale included total assets of $18.9 million less total liabilities of $25.5 million. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of these projects and assets. We determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of our decisions on future operations and our decision to sell. During the year ended December 31, 2006, we wrote-off approximately $44.5 million, calculated using the contractual sales price for these assets, liabilities and management’s estimate of closing costs. In addition, we reviewed all projects in process in detail to ensure estimated costs to complete were accurate and all projects with an estimated loss were properly accrued.
Issuance of $150 Million Senior Notes
     On January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due February 2017 in a private placement. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. We have agreed to cause to become effective a registration statement with respect to a registered offer to exchange the unregistered notes for registered notes with substantially identical terms. If the exchange offer for the notes is not completed (or a shelf registration is not declared effective) on or before October 31, 2007, the interest on the notes will be increased by 0.25% per annum for the first 90-day period thereafter, and the amount of such additional interest will increase by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum of 1.0% per annum over the original interest rate on the notes. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our 7.75% senior subordinated notes due February 2008 plus interest. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes.
Acquisition of Remaining 51% Equity Interest
     On February 6, 2007, we acquired the remaining 51% equity interest in an investment which had been previously accounted for by the equity method because we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the company. As a result of our acquisition of the remaining 51% equity interest, we will consolidate the operations of this entity with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million, which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued 300,000 shares of our common stock. We have also agreed to pay the seller an earn-out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, including a change of control of MasTec or the entity or a termination of the service agreement under certain circumstances, the remaining earn-out payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in this entity. In connection with the acquisition, we have agreed to file a registration statement to register for resale 200,000 shares of the total shares issued to the seller by no later than June 1, 2007 and have agreed to use commercially reasonable efforts to cause such registration statement to become effective.
Revenue
     We provide services to our customers which are companies in the communications and utilities industries as well as government customers.
     Revenue for customers in these industries is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Communications	$700,031	$620,697	$591,235
Utilities	186,857	175,698	175,314
Government	58,918	51,651	40,635

	$945,806	$848,046	$807,184

     A significant portion of our revenue is derived from projects performed under service agreements. Some of these agreements are billed on a time and materials basis and revenue is recognized as the services are rendered. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area. Work performed under master service and other agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice. Under our master service and similar type service agreements, we furnish various specified units of service each for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if the estimated costs to complete of the remaining units for the project exceed the revenue to be received from such units.
     The remainder of our work is generated pursuant to contracts for specific installation/construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. For certain customers with unit based installation/construction projects, we recognize revenue after the service is performed and the work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer. If, as work progresses, the project’s actual costs exceed estimates, the profit recognized on revenue from that project decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

     Revenue by type of contract is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Master service and other service agreements	$670,944	$565,029	$635,278
Installation/construction projects agreements	274,862	283,017	171,906

	$945,806	$848,046	$807,184

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
Discontinued Operations
     As discussed previously in “Item 1. Business” in 2004 we declared each of our Brazil subsidiary and network services operations a discontinued operation. In 2005, we declared substantially all of our state Department of Transportation related projects and assets a discontinued operation due to our intention to sell these projects and assets. Accordingly, all financial information for all periods presented in this Annual Report on Form 10-K reflects these operations as discontinued operations. See “Recent developments – Sale of Substantially All of Our State Department of Transportation Related Projects and Assets” and “Item 1A. Risk Factors – We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.”
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
Critical Accounting Policies and Estimates
     This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.
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
     We recorded total provisions against earnings for doubtful accounts of $10.0 million, $4.9 million, and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, of which $8.1 million, $3.3 million and $0.6 million, respectively, is included, in loss from discontinued operations in our consolidated statements of operations.
Inventories
     Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During 2006, 2005 and 2004, we recorded inventory obsolescence provisions of $0.6 million, $1.0 million and $0.9 million, respectively, of which $0.6 million, $0.3 million and $0.9 million, respectively, are included in loss from discontinued operations in the consolidated statements of operations.
Depreciation and Amortization
     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.
     Effective November 30, 2002, we implemented the results of a review of the estimated service lives of our property and equipment in use. Useful lives were adjusted to reflect the extended use of much of our equipment. In addition, the adjustments made the estimated useful lives for similar equipment consistent among all operating units. Depreciation expense was reduced by $5.8 million for the years ended December 31, 2004 from the amount of expense which would had been reported using the previous useful lives as a result of the change of estimate. This amount is included in part in depreciation expense and in part in loss from discontinued operations in the consolidated statements of operations. During 2002, we also implemented a plan to improve profitability by more effectively utilizing our fleet. Under the plan, we began disposing of excess or underutilized assets. During 2006, 2005 and 2004, we continued to dispose of excess assets and increased our reliance on operating leases to finance equipment needs. In addition, we have entered into several capital leases to finance the acquisition of various equipment and machinery.
Valuation of Equity Investments
     As of December 31, 2006, we had one investment which we account for by the equity method because we owned 49% of the entity and we had the ability to exercise significant influence over the operational policies of the limited liability company. Our share of the earnings or losses in this investment is included in other income, net, in our consolidated statements of operations. As of December 31, 2006, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. We recognized approximately $5.8 million of investment income in the year ended December 31, 2006 related to this investment.
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with SFAS No. 144. In analyzing potential impairment, we use projections of future discounted cash flows from the assets. These projections are based on our view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to the disposal of our state Department of Transportation projects and assets, we evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale. As discussed further in Note 19 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” on February 14, 2007, we sold the state Department of Transportation related projects and underlying net assets. The closing was effective February 1, 2007 to the extent set forth in the purchase agreement.
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
     In connection with the commitment to sell substantially all of our state Department of Transportation related projects and assets, we wrote off goodwill associated with this reporting entity in the amount of $11.5 million during the year ended December 31, 2005.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their market value. See “Item 1A. Risk Factors — We may incur goodwill impairment charges in our reporting entities which could harm our profitability.”
Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $2 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an annual deductible of $100,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carrier to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are booked in the reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. If we do not accurately estimate the losses resulting from these claims, we may experience losses in excess of our estimated liability, which may reduce our future profitability.
     We are required to periodically post letters of credit and provide cash collateral to our insurance carriers related to our insurance programs. Such letters of credit amounted to $66.2 million at December 31, 2006 and cash collateral posted amounted to $6.6 million at December 31, 2006. The 2006 decrease in cash collateral for our insurance programs is related to a reduction of collateral provided to the insurance carrier in exchange for an increase in letters of credit issued to our insurance carrier. We also received a $1.1 million reduction in cash collateral in January 2006 for prior year insurance programs. These reductions were based on fewer claims remaining from these prior plan years. We may be required to post additional collateral in the future which may reduce our liquidity, or pay increased insurance premiums, which could decrease our profitability as well as reduce our availability under our revolving credit facility. See “Risk Factors — Increases in our insurance premiums or collateral requirements could significantly reduce our profitability, liquidity and credit facility availability.”
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $49.2 million and $33.9 million as of December 31, 2006 and 2005, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our remaining deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to us involving the sale of one or more of our operations. At December 31, 2006, we have approximately $179.7 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. We also have net operating loss carryforwards for U.S. state and local purposes that expire from 2007 to 2026. We have unrealized excess tax benefit of approximately $2.6 million, that when realized, will increase capital surplus. Additionally, we have approximately $6.6 million of net operating loss carryforwards for Canadian income tax purposes that expire beginning in 2011.
Litigation and Contingencies
     Litigation and contingencies are reflected in our consolidated financial statements based on our assessments, along with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. An accrual is made when the loss of such contingency is probable and estimable. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See “Part I. Item 3. Legal Proceedings” for discussions of current litigation.
2007 Outlook
     We believe we have increased market opportunities in 2007 in five areas:
     Fiber to the Home (FTTH) — we believe this market will continue to grow in 2007 and that the Regional Bell Operating Companies, or RBOCs, will continue to enhance their infrastructures which could increase the demand for our services.
     Satellite Install to the Home — the increased number of DIRECTV® subscribers provides us with the opportunity to provide maintenance services for the existing customers and opportunities to provide similar, or unrelated, installation services for new customers.
     Federal Market for Telecommunications Upgrades — the federal government is currently upgrading, or has planned to upgrade, many of its telecommunications networks and systems for military bases, ports, borders and security systems. We are making a concerted effort to market to major government contracting firms.
     Local Maintenance Work for Electrical Grid Upgrades — we believe market and other conditions are making it increasingly attractive for utilities to outsource their maintenance activities and we are marketing our services for additional transmission, distribution and substation work.
     RBOC Maintenance Agreements — we serve RBOCs in states that are currently experiencing increases in population such as Florida, Georgia, Nevada, North Carolina, South Carolina, and Texas. We believe that population increases in these states could increase the demand for our services.
     Our 2007 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-looking Statements” and “Item 1A. Risk Factors”, “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.
Comparisons of Fiscal Year Results
     The components of our consolidated statements of operations, expressed as a percentage of revenue, are set forth in the following table:

	Year Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Costs of revenue, excluding depreciation	86.0	86.3	89.1
Depreciation	1.6	1.9	1.8
General and administrative expenses	7.9	7.5	8.9
Interest expense, net of interest income	1.1	2.3	2.4
Other income, net	0.9	0.4	0.1

Income (loss) from continuing operations before benefit for income taxes and minority interest	4.3	2.4	(2.1)
Benefit for income taxes	—	—	—
Minority interest	(0.2)	(0.2)	(0.1)

Income (loss) from continuing operations	4.1%	2.2%	(2.2)%
Loss from discontinued operations	(9.4)	(3.9)	(3.9)

Net loss	(5.3)%	(1.7)%	(6.1)%

     The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.
Comparison of Years Ended December 31, 2006 and 2005
     Revenue. Our revenue was $945.8 million for the year ended December 31, 2006, compared to $848.0 million for the same period in 2005, representing an increase of $97.8 million or 11.5%. This increase was due primarily to the increased revenue of approximately $83.5 million from DIRECTV®, driven by a greater number of installations and larger market share resulting from the DSSI acquisition, higher revenue of $3.3 million from BellSouth (now AT&T) mostly attributable to work we were awarded for central office installations and an increase in general business activities from other customers during 2006 compared to 2005. These increases in revenue were partially offset by a decrease in revenue of $9.6 million from Verizon mostly attributed to the timing of generating work orders. During the year ended December 31, 2005, fiber-to-home installations for Verizon had commenced and work orders were high whereas the installations normalized during 2006. In addition, during 2005, we experienced an increase in revenue related to storm restoration in the Gulf Coast and Southern Florida, while we did not have any significant revenue from storm restoration during 2006.
     Costs of Revenue. Our costs of revenue were $813.4 million or 86.0% of revenue for the year ended December 31, 2006, compared to $731.5 million or 86.3% of revenue for the same period in 2005 reflecting a slight improvement in margins. The improvement in margins was a result of decreasing subcontractor costs as a percentage of revenue with operational payroll only slightly increasing as a percentage of revenue. In 2006, we reduced the use of subcontractors and did not hire additional employees at the same rate as in 2005. The decrease in costs of revenue as a percentage of revenue was partially offset by rising fuel costs. Fuel costs, as a percentage of revenue, increased from 3.1% in the year ended December 31, 2005 to 3.6% in the year ended December 31, 2006.
     Depreciation. Depreciation was $14.7 million for the year ended December 31, 2006, compared to $16.3 million for the same period in 2005, representing a decrease of $1.7 million. The decrease in depreciation expense in 2006 compared to 2005 was primarily due to our continued increase in use of operating leases for fleet requirements. We also continued to dispose of excess equipment. However, depreciation expense is expected to increase in the future as a result of several capital lease agreements we entered into during 2006 to finance various machinery and equipment totaling $8.6 million.
     General and administrative. General and administrative expenses were $74.6 million or 7.9% of revenue for the year ended December 31, 2006, compared to $64.3 million or 7.5% of revenue for the same period in 2005, representing an increase of $10.3 million or 16.1%. The increase in general and administrative expenses was mostly attributable to an increase in non-cash stock compensation expense and increases in legal fees. Non-cash stock compensation expense was $7.4 million or 0.8% of revenue during the year ended December 31, 2006, compared to $0.6 million during 2005 representing an increase of $6.8 million. Effective January 1, 2006, we account for stock-based award plans in accordance with SFAS 123R (revised 2004), “Shared Based Payment”, which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with SFAS 123R, we expensed $6.0 million during the year ended December 31, 2006 related to unvested stock options and restricted stock awards. In addition, we recorded approximately $1.4 million related to restricted stock options and restricted stock awards during the year ended December 31, 2006. For the year ended December 31, 2005, we expensed $0.6 million related to restricted stock awards. Had we adopted SFAS 123R in 2005, we would have been required to expense $6.9 million during the year ended December 31, 2005. See the pro forma compensation expense disclosure in Note 1 to our audited consolidated financial statements. The increase in general and administrative expenses was also due to additional legal expenses of approximately $5.2 million during the year ended December 31, 2006 compared to the same period in 2005. These increases in general and administrative expenses were partially offset by a decrease in insurance expense. The reduction in insurance expense was a result of improved claims and loss history during 2006, as well as a reduction in our insurance reserve based on a change to the discount factor used for estimating actuarial insurance reserves. The discount factor was changed from 3.5% to 5.2% to reflect current market conditions and to use a discount factor more in line with the market interest rate we receive on our investments.
     Interest expense, net. Interest expense, net of interest income was $10.0 million or 1.1% of revenue for the year ended December 31, 2006 compared to $19.2 million or 2.3% of revenue for the same period in 2005 representing a decrease of $9.2 million or 47.9%. The decrease was due to lower interest rates charged during 2006 under our Credit Facility and the 2006 Amendment, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our 7.75% senior subordinated notes on March 2, 2006. In addition, the decrease in interest expense, net, was due to the higher interest income we earned during 2006 as a result of investing the remaining net proceeds from our January 2006 equity offering and higher interest rates earned on our invested funds. We expect to incur additional interest expense in future periods as a result of the issuance of our $150.0 million 7.625% senior notes during early 2007.
     Other income net. Other income was $8.1 million or 0.9% of revenue for the year ended December 31, 2006, compared to $3.6 million or 0.4% of revenue for year ended December 31, 2005, representing an increase of $4.5 million. The increase mainly relates to income earned in 2006 of approximately $5.8 million associated with our equity investment in a limited liability company compared to $0.3 million recognized during 2005. On February 6, 2007, we acquired the remaining 51% equity interest of this company. As a result, commencing in February 2007, we will consolidate the results of operations of the acquired entity with our operations. This increase in other income was partially offset by a decrease in the net gains we recorded related to sales of fixed assets in the year ended December 31, 2006. Net gain on the sale of fixed assets was approximately $2.0 million during the year ended December 31, 2006 compared to approximately $2.8 million of net gains in the year ended December 31, 2005.
     Benefit for income taxes. For 2006 and 2005, our effective tax rates were 0%. Our balance sheet as of December 31, 2006 and 2005 includes a net deferred tax asset of $57.0 million and $56.8 million, respectively, net of valuation allowance. The realization of this net deferred tax asset is dependent on our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize a portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income to realize our remaining deferred tax assets. In the event that our future pretax income is insufficient for us to use our deferred tax assets, we believe that the deferred tax assets are still realizable based on prudent and feasible tax planning strategies available to us involving the sale of one or more of our operations. However, these tax planning strategies may not be viable for the purpose of realizing all of the various income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $15.3 million in 2006 to reduce certain of our net deferred federal, foreign and state tax assets at December 31, 2006, to their estimated net realizable value of $57.0 million.
     Minority interest. Minority interest for GlobeTec Construction, LLC, in which we own a 51% stake, resulted in a charge of $2.3 million for the year ended December 31, 2006, compared to a charge of $1.7 million of minority interest for the same period in 2005, representing an increase of $0.6 million. GlobeTec experienced an increase in business profits during 2006 compared to 2005, resulting in an increase in minority interest charge for 2006.
     Discontinued operations. The loss from discontinued operations which includes our Brazilian and network services operations, as well as our operations of the state Department of Transportation related projects and assets, was $89.3 million or 9.4% of revenue for the year ended December 31, 2006 compared to $33.2 million or 3.9% of revenue in year ended December 31, 2005. The net loss on our state Department of Transportation related projects and assets amounted to $88.8 million for the year ended December 31, 2006 compared to a net loss of $31.5 million in the year ended December 31, 2005. The net loss for these state Department of Transportation projects increased due to impairment charges, lower revenue, and operational cost overruns and inefficiencies on certain existing projects. During the second quarter of 2006, we determined there were sufficient indicators of impairment to the carrying value of the underlying net assets of the state Department of Transportation projects and assets. As a result, a $20.8 million non-cash impairment charge was recorded in the second quarter of 2006 for the estimated selling price and disposition of the state Department of Transportation projects and these assets. All impairment charges are included in discontinued operations. On November 9, 2006, we entered into an agreement to sell the state Department of Transportation related projects and assets to a third party. The contractual selling price in that agreement was less than we estimated in the impairment charge recorded in the quarter ended June 30, 2006. As a result, a non-cash impairment charge was recorded during the quarter ended September 30, 2006 of approximately $13.7 million based on the contractual selling price and our estimated closing costs. Effective February 1, 2007, we sold the state Department of Transportation related projects and net assets for $1.0 million in cash paid at closing, in addition to an earn out contingent on future operations of the projects sold, up to a maximum of $12.0 million. As a result, an additional impairment charge of $10.0 million was recorded during the quarter ended December 31, 2006. In addition to the impairment charges, the loss during the year ended December 31, 2006 as compared to the year ended December 31, 2005 included increased legal expenses of approximately $1.9 million and bad debt expense of approximately $4.8 million. In addition, we had increased operating expenses related to stock compensation expense of $0.2 million related to a terminated executive, duplication of back-office functions in order to ensure an easier transition and moving costs related to the consolidation of office space. The net loss for our Brazilian operations for the year ended December 31, 2006 was approximately $0.1 million and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net loss for our network services operations decreased to approximately $0.3 million for the year ended December 31, 2006 from a net loss of $1.7 million in the year ended December 31, 2005 as a result of the winding down of the network services operations. The loss for network services operations in the year ended December 31, 2006 is mostly attributable to personnel and legal costs in winding down the operations.
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
     Costs of Revenue. Our costs of revenue were $731.5 million or 86.3% of revenue for the year ended December 31, 2005, compared to $719.3 million or 89.1% of revenue for the same period in 2004 reflecting an improvement in margins. The improvement in margins was a result of decreasing subcontractor costs from our two largest customers with operational payroll staying consistent. In 2005, we reduced the use of subcontractors and did not have to hire additional employees at the same rate. In addition, cost of sales decreased due to a reduction in our insurance expense. In the year ended December 31, 2004, insurance reserves and expenses in cost of sales were higher by $8.0 million mainly because there were increased claims and loss history in 2004 which resulted in an adjustment to our actuarial assumptions. No such adjustment was needed in 2005. Our insurance trends in 2005 also decreased from 2004 which also contributed to the decrease in insurance expense from 2005 to 2004. There was also a decrease in cost of sales as a percentage of revenue due to the company concentrating on improving overall margins and becoming more efficient throughout 2005. The decrease in costs of revenue as a percentage of revenue was partially offset by rising fuel costs and an increase in lease costs. Fuel costs, as a percentage of revenue, increased from 2.3% in the year ended December 31, 2004 to 3.1% in the year ended December 31, 2005. The increase was a direct result of the rising costs for fuel in the last few months of 2005. Lease costs, as a percentage of revenue, increased from 2.5% in the year ended December 31, 2004 to 3.3% in the year ended December 31, 2005. The increase was due to leasing more on road and off road vehicles instead of purchasing these vehicles.
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
     General and administrative. General and administrative expenses were $64.3 million or 7.5% of revenue for the year ended December 31, 2005, compared to $71.5 million or 8.9% of revenue for the same period in 2004, representing a decrease of $7.2 million or 10.1%. The decrease in general and administrative expenses was mostly attributed to a decrease in professional and legal fees of $7.0 million, a decrease in insurance expense of $2.2 million, a decrease in provision for bad debts of $2.8 million and $0.1 million decrease in non-cash stock option and restricted stock compensation expense. The professional fees incurred in year ended December 31, 2004 were related to our annual audit, fees to a third party in assisting us with Sarbanes-Oxley compliance and legal fees related to our defense in various litigation matters. These fees substantially decreased in the year ended December 31, 2005 due to performing our Sarbanes-Oxley testing and compliance internally as well as decreasing outside legal fees. In addition, general and administrative expenses decreased due to reduction of insurance expense in 2005. There were increased claims and loss history which resulted in an adjustment to our actuarial assumptions and additional charges in general and administrative of $2.2 million in 2004. No such increase was needed in 2005 as trends decreased from 2004 to 2005. In addition, the provision for bad debts decreased by $2.8 million from 2004 to 2005 due to a lower amount of specific provisions being recorded due to increased collection efforts and the general provision that was booked being offset by recoveries of previously reserved receivables in the year ended December 31, 2005. In addition, non-cash stock option and restricted stock compensation decreased $0.1 million from the year ended December 31, 2004 to the year ended December 31, 2005. In 2004, we recorded $0.6 million of non-cash compensation expense mostly related to the extension of the exercise period on certain stock options held by former employees. In 2005, the non-cash restricted stock compensation expense was approximately $0.5 million and related to the issuance of restricted stock to directors and key employees. The stock expense is being recorded over the vesting period. The decreases in general and administrative expenses were partially offset by an increase in salaries, benefits, bonus expenses and other general and administrative expenses in the amount of approximately $5.0 million related to hiring additional temporary and permanent finance and accounting professionals throughout the company towards the end of 2004 and legal, corporate risk and information technology support personnel throughout 2005.
     Interest expense, net. Interest expense, net of interest income was $19.2 million or 2.3% of revenue for the year ended December 31, 2005 compared to $19.5 million or 2.4% of revenue for the same period in 2004 representing a slight decrease of $0.2 million or 1.3%. The decrease was due to borrowing less on the credit facility during 2005 than 2004.
     Other income net. Other income was $3.6 million or 0.4% of revenue for the year ended December 31, 2005, compared to $601,000 or 0.1% of revenue for year ended December 31, 2004, representing an increase of $3.0 million. The increase mainly relates to sales of fixed assets in the year ended December 31, 2005 resulting in $2.8 million of net gains on these sales compared to approximately $0.6 million of net losses on sales in the year ended December 31, 2004. Included in the amount for the year ended December 31, 2005 is a gain related to a sale of property of $0.9 million. We concurrently entered into a lease agreement with the buyer to lease the property sold. The term of the lease is for a period of one year from October 2, 2005 to September 30, 2006. We recorded a gain as the transaction was classified as a minor sale-leaseback due to the present value of the rental payments being less than 10% of the property’s value. In addition, the increase in other income is attributable to the income earned in 2005 of approximately $0.3 million associated with our equity investment.
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
     Minority interest. Minority interest for GlobeTec Construction, LLC was $1.7 million for the year ended December 31, 2005, compared to $0.3 million for the same period in 2004, representing an increase of $1.4 million. We entered into this joint venture in 2004 in which we own 51%. This subsidiary has grown in revenue and profits since inception. In the year ended December 31, 2005, the joint venture generated an increased amount of revenue and profits due to increased business activity and cost control initiatives.
     Discontinued operations. The loss from discontinued operations was $33.2 million or 3.9% of revenue for the year ended December 31, 2005 compared to $31.7 million or 3.9% of revenue in year ended December 31, 2004. In the year ended December 31, 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, we wrote off approximately $12.3 million in goodwill and the net investment in the Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a deficit in assets of $14.5 million. The net loss for the year ended December 31, 2004 of our Brazil subsidiary was $20.2 million. For the year ended December 31, 2005, our Brazil subsidiary had no activity as the entity is in the process of liquidation. The net loss for our network services operations was $1.7 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively. The net loss in the year ended December 31, 2005 includes an approximately $0.6 million, net of tax, loss on the sale of the operations. In May 2005, we sold the operations for approximately $0.2 million consisting of cash in the amount of $0.1 million and a promissory note in the amount of approximately $0.1 million due in May 2006. The loss on the sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer. The net loss of the network services operations decreased from the year ended December 31, 2004 as a result of its winding down of operations. These operations in the future will be limited to finishing certain projects. In addition, there is litigation outstanding related to potential revenue as discussed in “Item 3. Legal Proceedings” which is currently in the process of being finalized. The net loss of our state Department of Transportation related projects and assets that are classified as discontinued was $31.5 million and $8.5 million for the years ended December 31, 2005 and 2004, respectively. The net loss increased from the year ended December 31, 2004 due to the write-off of $11.5 million in goodwill and write-down throughout 2005 of receivables, inventory and other assets that were no longer realizable. In addition, we estimated a significant amount of losses on certain projects in 2005 in which we immediately recognized the full amount of the estimated loss on a contract when our estimates indicated such a loss.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, capital leases, and proceeds from sales of assets and investments. In January 2006, we also raised $156.4 million in net proceeds from the sale of our common stock in a public offering. We used $18.5 million of the net proceeds for the cash portion of the acquisition of DSSI in

January 2006 and on March 2, 2006 we used $75.5 million from this offering to redeem a portion of our outstanding 7.75% senior subordinated notes due February 2008. In February 2007, we used $15.0 million in connection with the acquisition of the remaining 51% equity interest in our previous 49% owned investment. The remaining net proceeds will be used for working capital, other possible acquisitions of assets and businesses, organic growth and other general corporate purposes. On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017. In March 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest. The remaining net proceeds from the senior note offering will be used for working capital, possible acquisitions of assets and businesses and other general corporate purposes.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, equity investment and earn out obligations and debt service. In January 2006, our lenders issued a $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. In November 2006, our lenders issued an $18.0 million letter of credit to our insurance carrier related to our current insurance plans simultaneously with the insurance carrier returning cash collateral of $18.0 million plus all accrued interest to us. Following the January 2007 issuance of the $150.0 million aggregate principal amount of 7.625% senior notes due 2017, our semi-annual interest payments will be increased to approximately $5.7 million for the senior notes from approximately $4.7 million. In addition to ordinary course working capital requirements, we estimate that we will spend between $20.0 million to $40.0 million per year on capital expenditures. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase in 2007 from this estimate. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales. From time to time, we engage in a review and analysis of our performance to our key strategic objectives. In connection with this process, we consider activities including sale or divestitures of portions of our assets, operations, real estate or other properties. Any actions taken may impact our liquidity. In addition, in connection with certain acquisitions including the DSSI acquisition and our acquisition of the remaining 51% equity interest in our equity investment described below, we have agreed to pay the sellers certain equity investment and earn out obligations which are generally based on the future performance of the investment or acquired business.
     In 2004, we purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000. As of December 31, 2006, four additional contingent quarterly payments were expected to be made to the third party from which the interest was purchased in addition to an additional price payment contingent on certain performance. Each contingent payment was subject to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. In addition, a final contingent payment of up to a maximum of $3.6 million was required based on the profitability of the limited liability company. Five contingent quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 1, 2006, October 10, 2006 and January 10, 2007. In March 2006, we also made an additional capital contribution of $980,000. On February 6, 2007, we acquired the remaining 51% equity interest in this company which had been previously accounted for by the equity method since we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the company. As a result of our acquisition of the remaining 51% equity interest, we will consolidate the operations of this entity with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million, which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued to the seller 300,000 shares of our common stock. We also agreed to pay the seller an earn out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers to manage the business. Under certain circumstances, including a change of control of MasTec or the entity or in certain cases a termination of the service agreement, the remaining earn out payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in this entity. In connection with the acquisition, we have agreed to file a registration statement to register for resale 200,000 shares of the total shares issued to the seller by no later than June 1, 2007 and have agreed to use our commercially reasonable efforts to cause such registration statement to become effective.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by our customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. Accordingly, we generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the contract is completed to their satisfaction. We maintain inventory to meet the material requirements of some of our contracts. Some of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount.
     Our vendors generally offer us payment terms ranging from 30 to 90 days. Our agreements with subcontractors usually contain a “pay-when-paid” provision, whereby our payments to subcontractors are made after we are paid by our customers.

     We anticipate that funds generated from continuing operations, the net proceeds from the sale of our common stock and 7.625% senior notes due 2017, borrowings under our credit facility, capital leases and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment and earn out obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of December 31, 2006, we had $164.0 million in working capital compared to $135.1 million as of December 31, 2005. Cash and cash equivalents increased from $2.0 million at December 31, 2005 to $89.0 million at December 31, 2006 ($18.0 million of which is restricted) mainly due to the net proceeds received from the public offering of our common stock of approximately $156.5 million during early 2006 offset by payments made in connection with the redemption of $75.0 million principal amount of our senior subordinated notes and the $18.5 million cash purchase price in connection with the DSSI acquisition.
     Net cash provided by operating activities was $46.2 million for the year ended December 31, 2006, primarily as a result of our operating loss adjusted for changes in working capital and changes in other assets, including a reduction in cash collateral requirements provided to our insurance carrier, and non-cash items. Non-cash items during 2006 primarily included charges for impairment of assets of $44.5 million, depreciation and amortization, the gain on disposal of assets accrued losses on construction projects, provision for doubtful accounts, and minority interest. Changes in working capital and changes in other assets provided $20.0 million in operating cash flow in 2006, including a reduction in cash collateral requirement to our insurance carrier of $18.0 million and timing of cash payments to vendors and cash collections from customers. Net cash used in operating activities was $18.4 million for the year ended December 31, 2005, primarily as a result of our operating loss, changes in working capital, and non-cash items reduced by an increase in cash collateral requirements provided to our insurance carrier. Non-cash items during 2005 primarily included charges for impairment of goodwill and assets of $11.5 million, the gain on disposal of assets, depreciation and amortization, accrued losses on construction projects, provision for doubtful accounts, and minority interest. Changes in working capital and changes in other assets used $42.3 million in operating cash flow in 2005, including a cash collateral requirement paid to our insurance carrier of $18.0 million, and timing of cash payments to vendors and cash collections from customers.
     Net cash used in investing activities was $40.8 million and $2.3 million for the years ended December 31, 2006 and 2005, respectively. Net cash used in investing activities for the year ended December 31, 2006 primarily related to capital expenditures in the amount of $22.3 million, payments made in connection with the DSSI acquisition of $19.3 million and payments related to our equity investment in the amount of $4.7 million partially offset by $6.2 million in net proceeds from sales of assets. Net cash used in investing activities for the year ended December 31, 2005 primarily related to capital expenditures in the amount of $6.4 million and payments related to our equity investment in the amount of $3.7 million offset by $9.0 million in net proceeds from sales of assets.
     Net cash provided by financing activities was $81.8 million for the year ended December 31, 2006 compared to net cash provided by financing activities of $3.3 million for the year ended December 31, 2005. Net cash provided by financing activities for the year ended December 31, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $4.6 million offset by the redemption of $75.0 million principal on our senior subordinated notes and payments of borrowings of $3.8 million. Net cash provided by financing activities for the year ended December 31, 2005 was primarily related to net proceeds from the revolving credit facility of $4.2 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $2.6 million partially offset by payments of financing costs of $3.1 million.
     Cash used in discontinued operations for the year ended December 31, 2006 was $45.4 million. This consisted of (i) $45.0 million in cash used in operating activities, mostly attributed to our net loss from these operations, (ii) $0.1 million in cash used in investing activities mostly attributed to net proceeds from sales of assets and (iii) $0.3 million in cash used in financing activities related to capital lease payments.
     We have a secured revolving credit facility which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.6 million which are being amortized over the life of the credit facility, which expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet. On May 8, 2006, we were able to amend our credit facility to reduce the interest rate margins charged on borrowings and letters of credit. This amendment also increases the purchase price of a permitted acquisition, increases permitted receivable concentration on certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million. On November 7, 2006, we again amended our credit facility to allow us to provide our insurer with an $18.0 million letter of credit under the credit facility simultaneously with the insurer returning to us cash collateral of $18.0 million, plus all accrued interest. As collateral for this letter of credit, we pledged $18.0 million in cash to our lenders under the credit facility. This increase in outstanding letters of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.

     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of December 31, 2006 and 2005, net availability under the credit facility totaled $35.1 million and $55.4 million, respectively, which included outstanding standby letters of credit aggregating $83.3 million and $57.6 million in each period, respectively. At December 31, 2006, $66.2 million of the outstanding letters of credit were issued to support our casualty insurance requirements. These letters of credit mature at various dates through November 2007 and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. Under our credit facility each new subsidiary must become a borrower under the credit facility or, at the election of the lenders, execute a guarantee. Most of our domestic subsidiaries are either borrowers or guarantors under the credit facility and the shares of such subsidiaries have been pledged to our lenders. At December 31, 2006 and 2005, we had outstanding cash draws under the credit facility in the amount of $0 and $4.2 million, respectively. The balance at December 31, 2005 was paid off in early January 2006 and, through March 5, 2007 we have not borrowed any additional amounts under the credit facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the credit facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
     The credit facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions in excess of specified amounts, making capital expenditures in excess of specified amounts, creating liens against our assets, prepaying other indebtedness including our 7.625% senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the credit facility.
     We are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered if the net availability under the credit facility is under $20.0 million at any given day. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of December 31, 2006, because at that time net availability under the credit facility was approximately $35.1 million and net availability did not reduce below $20.0 million on any given day during the period.
     Based upon our current liquidity, net proceeds from the issuance of the senior notes in January 2007, and projections for 2007, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements in 2007. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain further modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2007 projections and thus may not be in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. We had no cash borrowings outstanding under the credit facility at December 31, 2006.
     As of December 31, 2006, we had outstanding $121.0 million, 7.75% senior subordinated notes due in February 2008, with interest due semi-annually. On March 2, 2006, following the expiration of our notice period, we paid $75.5 million in principal and interest to redeem a portion of these notes.
     On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our 7.75% senior subordinated notes plus interest. The 7.625% senior notes contain default (including cross default) provisions and covenants restricting, among others, many of the same transactions as under our credit facility. The indenture that governs our senior notes allows us to incur the additional indebtedness or issue preferred stock under our credit facility (up to $200.0 million), and for renewals to existing debt permitted under the indenture plus an additional $50.0 million. The indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is greater than 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding.
     Our credit standing and senior notes are rated by various agencies.

     The following table sets forth our contractual commitments as of December 31, 2006 during the periods indicated below (in thousands):

		Payments Due By Period
					More than
		Less than	1-3	3-5	5 Years and
Contractual Obligations (1)	Total	1 Year	Years	Years	Thereafter
Senior subordinated notes (2)	$120,970	$—	$—	$—	$120,970
Line of credit outstanding	—	—	—	—	—
Notes payable for equipment	1,161	556	604	1	—
Equity investment/earn out obligations (3)(4)	3,700	3,700	—	—	—
Capital leases	8,045	1,213	2,800	3,052	980
Operating leases	74,127	32,814	32,031	6,844	2,438
Executive life insurance	16,792	1,284	2,269	2,269	10,970

Total	$224,795	$39,567	$37,704	$12,166	$135,358

(1)	Amounts do not include interest payments.

(2)	In January 2007, we issued $150.0 million of 7.625% senior notes due 2017. On March 2, 2007, we used $121.8 million of the net proceeds to redeem all of our 7.75% senior subordinated notes including $0.8 million of interest.

(3)	As of December 31, 2006, four contingent quarterly payments were expected to be made to the seller in connection with our purchase of a 49% equity investment. Each contingent payment was subject to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the investee in specified quarters. Based on projections, we included payments of $925,000 per quarter in the table above. In addition, a final contingent payment up to a maximum of $3.6 million was required based on the profitability of the investee. This contingent payment was excluded from the table above. On February 6, 2007, we acquired the remaining 51% equity interest for $8.65 million in cash, in addition to approximately $6.35 million, which we also paid at that time to discharge our remaining obligations to the seller for the original 49% equity interest, and issued 300,000 shares of our common stock. We have also agreed to pay the seller an earn out through the eighth anniversary of the closing date based on the future performance of the acquired entity.

(4)	In January 2006, in connection with our DSSI acquisition, we agreed to pay the seller an earn out based on the future performance of the acquired business. Due to the contingent nature of these earn out payments, these payments are not presently quantifiable and accordingly, these amounts have been excluded from the table above.
     Off-balance sheet arrangement. We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our credit facility and amounted to $83.3 million at December 31, 2006 of which $66.2 million were related to our insurance programs.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2006, the cost to complete on our $292.9 million performance and payment bonds was $30.2 million.
Seasonality
     Our operations are historically slower in the first and fourth quarters of the year. This seasonality is primarily the result of the effect of weather on our external activities and customer budgetary constraints and preferences. Some of our customers tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.
Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2006, 2005 or 2004. To a lesser extent, we are also affected by changes in fuel costs which increased significantly in 2006 and 2005.

Recently Issued Accounting Pronouncements
     On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88 and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its financial statements. The funded status is measured as the difference between plan assets at fair value and the plan’s specific benefit obligation, which would be the projected benefit obligation. Under SFAS 158, the gains or losses and prior service cost or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of SFAS 158 on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have any effect on MasTec’s financial position, net earnings or prior year financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For the Company, SFAS 157 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.
     In July 2006, FASB issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, this Interpretation will have on our consolidated financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These statements are effective beginning January 1, 2007 and are not expected to have a material effect on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-04”). EITF 06-04 reached a consensus that for a split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS

No. 106 or Opinion 12 (depending upon whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This consensus is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of this pronouncement will have on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-05, "Accounting for Purchase of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04”, (“EITF 06-05”). EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policy holder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of this pronouncement will have on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.
Interest Rate Risk
     Less than 5% of our outstanding debt at December 31, 2006 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $121.0 million (face value) in senior subordinated notes. The carrying value and market value of our debt at December 31, 2006 was $130.2 million and $129.9 million, respectively. Based upon debt balances outstanding at December 31, 2006, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.1 million on an annual basis.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market. Our activities in other countries are not material.
     Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at December 31, 2006 of U.S. dollar equivalents was $1.7 million compared to $1.5 million as of December 31, 2005.
     Our Canadian subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of these foreign currencies relative to the U.S. dollar over the course of 2006 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by approximately $0.5 million for 2006.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of 2006 (i.e., in addition to actual exchange experience) would have reduced our Canadian currency translated operating loss from $1.1 million to $1.0 million.
     See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report for further disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
     Shareholders of MasTec, Inc.
     We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” utilizing the modified prospective transition method effective January 1, 2006.
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2007, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Miami, Florida
March 7, 2007

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenue	$945,806	$848,046	$807,184
Costs of revenue, excluding depreciation	813,406	731,504	719,282
Depreciation	14,664	16,341	14,925
General and administrative expenses, including non-cash stock compensation expenses of $7,401, $541 and $644, respectively	74,610	64,266	71,510
Interest expense, net of interest income	10,023	19,233	19,478
Other income, net	8,106	3,616	601

Income (loss) from continuing operations before benefit for income taxes and minority interest	41,209	20,318	(17,410)
Benefit for income taxes	—	—	—
Minority Interest	(2,294)	(1,714)	(333)

Income (loss) from continuing operations	38,915	18,604	(17,743)

Discontinued operations:
Loss from discontinued operations, net of tax, including non-cash stock compensation expense of $242, $0 and $0, respectively	(89,263)	(32,637)	(31,694)
Loss on sale of assets of discontinued operations, net of tax benefit of $0 in 2005	—	(583)	—

Net loss	$(50,348)	$(14,616)	$(49,437)

Basic net (loss) income per share:
Continuing operations	$0.61	$0.38	$(0.37)
Discontinued operations	(1.40)	(0.68)	(0.65)

Total basic net loss per share	$(0.79)	$(0.30)	$(1.02)

Basic weighted average common shares outstanding	63,574	48,952	48,382

Diluted net (loss) income per share:
Continuing operations	$0.60	$0.37	$(0.37)
Discontinued operations	(1.37)	(0.66)	(0.65)

Total diluted net loss per share	$(0.77)	$(0.29)	$(1.02)

Diluted weighted average common shares outstanding	65,119	49,795	48,382

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except shares)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 and $0, respectively	$89,046	$2,024
Accounts receivable, unbilled revenue and retainage, net	163,960	171,832
Inventories	28,929	17,832
Income tax refund receivable	135	1,489
Prepaid expenses and other current assets	39,037	42,442
Current assets held for sale	18,813	69,688

Total current assets	339,920	305,307

Property and equipment, net	61,400	48,027
Goodwill	150,702	127,143
Deferred taxes, net	49,317	51,468
Other assets	44,704	46,070
Long-term assets held for sale	70	6,149

Total assets	$646,113	$584,164

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$1,769	$4,266
Accounts payable	101,456	90,324
Other current liabilities	47,707	45,549
Current liabilities related to assets held for sale	24,946	30,099

Total current liabilities	175,878	170,238

Other liabilities	36,521	37,359
Long-term debt	128,407	196,104
Long-term liabilities related to assets held for sale	596	860

Total liabilities	341,402	404,561

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 65,182,437 in 2006 an 49,222,013 in 2005	6,518	4,922
Capital surplus	530,179	356,131
Accumulated deficit	(232,248)	(181,900)
Accumulated other comprehensive income	262	450

Total shareholders’ equity	304,711	179,603

Total liabilities and shareholders’ equity	$646,113	$584,164

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock		Capital	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Surplus	Deficit	(Loss) Income	Total	Loss
Balance December 31, 2003	48,222	$4,822	$349,823	$(117,847)	$(20,980)	$215,818

Net loss	—	—	—	(49,437)	—	(49,437)	$(49,437)

Foreign currency translation adjustment	—	—	—	—	21,524	21,524	21,524

Comprehensive loss for period							$(27,913)

Non cash stock compensation	—	—	644	—	—	644

Stock issued, primarily for stock options exercised	375	38	1,801	—	—	1,839

Tax benefit resulting from stock option plan	—	—	765	—	—	765

Balance December 31, 2004	48,597	4,860	353,033	(167,284)	544	191,153

Net loss	—	—	—	(14,616)	—	(14,616)	$(14,616)

Foreign currency translation adjustment	—	—	—	—	(94)	(94)	(94)

Comprehensive loss for period							$(14,710)

Non cash stock compensation	—	—	541	—	—	541

Stock issued, primarily for stock options exercised	625	62	2,557	—	—	2,619

Balance December 31, 2005	49,222	4,922	356,131	(181,900)	450	179,603

Net loss	—	—	—	(50,348)	—	(50,348)	$(50,348)

Foreign currency translation adjustment	—	—	—	—	(188)	(188)	(188)

Comprehensive loss for period							$(50,536)

Non cash stock compensation	—	—	7,643	—	—	7,643

Issuance of common stock from public offerings	14,375	1,438	155,027	—	—	156,465

Issuance of common stock for acquisition	637	64	6,824	—	—	6,888

Stock issued, primarily for stock options exercised	948	94	4,554	—	—	4,648

Balance December 31, 2006	65,182	$6,518	$530,179	$(232,248)	$262	$304,711

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
			2004
	2006	2005	(Revised)
	(In thousands)
Cash flows from operating activities:
Net loss	$(50,348)	$(14,616)	$(49,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,437	18,188	18,133
Impairment of goodwill and assets	44,545	11,497	19,165
Non-cash stock and restricted stock compensation expense	7,643	541	644
Gain on disposal of assets and investments	(2,306)	(5,141)	(110)
Provision for doubtful accounts	9,960	4,932	5,086
Accrued losses on construction projects	3,075	1,117	2,638
Income from equity investment	(5,772)	(285)	—
Write-down of assets	280	2,838	2,020
Income tax refunds	861	2,180	176
Provision for inventory obsolescence	583	965	902
Minority interest	2,294	1,714	333
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	4,172	(20,926)	(714)
Inventories	8,976	(3,381)	(1,886)
Other assets, current and non-current portion	23,314	(15,050)	4,255
Accounts payable	(9,810)	3,682	2,074
Other liabilities, current and non-current portion	(6,697)	(6,689)	2,348

Net cash provided by (used in) operating activities	46,207	(18,434)	5,627

Cash flows provided by (used in) investing activities:
Capital expenditures	(22,283)	(6,421)	(9,420)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(19,285)	—	—
Investments in unconsolidated companies partner	(4,680)	(3,700)	(1,092)
Investment in life insurance policies	(1,043)	(1,232)	(1,785)
Net proceeds from sale of assets and investments	6,177	9,039	8,425
Payments received from sub-leases	333	—	—

Net cash used in investing activities	(40,781)	(2,314)	(3,872)

Cash flows used in financing activities:
Proceeds from revolving credit facility, net	—	4,212	—
Payments on senior subordinated notes	(75,000)	—	—
Repayments of other borrowings, net	(3,829)	—	(3,283)
Payments of capital lease obligations	(385)	(363)	(363)
Proceeds from issuance of common stock, net	156,465	—	—
Proceeds from issuance of common stock pursuant to stock option exercises	4,648	2,620	1,839
Payments of financing costs	(116)	(3,149)	—

Net cash provided by (used in) financing activities	81,783	3,320	(1,807)

Net increase (decrease) in cash and cash equivalents	87,209	(17,428)	(52)
Net effect of translation on cash	(187)	(96)	185
Cash and cash equivalents—beginning of period	2,024	19,548	19,415

Cash and cash equivalents—end of period	$89,046	$2,024	$19,548

Cash paid during the period for:
Interest	$13,876	$17,300	$17,643
Income taxes	$284	$306	$68

Supplemental non-cash disclosures:
Equipment acquired under capital lease	$8,635	$—	$—
Investment in unconsolidated companies	$925	$925	$2,775
Accruals for inventory at year-end	$18,090	$6,553	$11,573
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of the Business and Summary of Significant Accounting Policies
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec”, “we,” “us,” “our” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. MasTec provides similar infrastructure services across the industries it serves. Customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and other energy resources.
     The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements:
     Management estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The more significant estimates relate to our revenue recognition, allowance for doubtful accounts, intangible assets, accrued insurance, income taxes, litigation and contingencies. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ from these estimates.
     Principles of consolidation. The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries. MasTec consolidates GlobeTec Construction, LLC as it has a 51% ownership. Other parties’ interest in this entity is reported as minority interest in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications. Certain prior year amounts have been reclassified to conform to the 2005 presentation. In addition, as discussed in Note 8, in 2005 we announced our intention to sell substantially all of our state Department of Transportation related projects and assets.
     Comprehensive loss. Comprehensive loss is a measure of net loss and all other changes in equity that result from transactions other than with shareholders. Comprehensive loss consists of net loss and foreign currency translation adjustments in the years ended December 31, 2006, 2005 and 2004.
     Statement of cash flows. In 2005, we revised the presentation of our cash flow statement and elected not to disclose cash flows from discontinued operations separately for all years presented.
     Revenue recognition. Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also some service agreements that are billed on a fixed fee basis. Under our fixed fee master service and similar type service agreements, MasTec furnishes various specified units of service for a separate fixed price per unit of service. We recognize revenue as the related unit of service is performed. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also immediately recognize the full amount of any estimated loss on these fixed fee projects if estimated costs to complete the remaining units exceed the revenue to be received from such units.
     We recognize revenue on unit based installation/construction projects using the units-of-delivery method. Our unit based contracts relate primarily to contracts that require the installation or construction of specified units within an infrastructure system. Under the units-of-delivery method, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also are required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units. For certain customers with unit based installation/construction projects, we recognize revenue after the service is performed and work orders are approved to ensure that collectibility is probable from these

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured.
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
     Our customers generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales as these materials are purchased by the customer. The customer determines the specification of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials and we have no risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.
     Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.
     Basic and diluted net income (loss) per share. The computation of basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the year ended December 31, 2006 and 2005 diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 1,545,000 shares and 843,000 shares, respectively. For the year ended December 31, 2004, common stock equivalents of approximately 593,000 shares were not included in the diluted net loss per common share because their effect would be anti-dilutive.
     Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Management reviews the adequacy of the reserves on a quarterly basis. Amounts are written off against the allowance when deemed uncollectible.
     Cash and cash equivalents. All short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash related to collateral of the credit facility is also included in cash and cash equivalents.
     Inventories. Inventories consist of materials and supplies for construction projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During 2006, 2005 and 2004, we recorded a provision for inventory obsolescence of approximately $0.6 million, $0.9 million and $1.0 million, respectively, in “Costs of revenue” and “Loss on discontinued operations” in the Consolidated Statements of Operations.
     Property and equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
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
     Deferred costs. Deferred financing costs related to our credit facility and the senior subordinated notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $3.9 million and $5.8 million at December 31, 2006 and 2005, respectively. As of December 31, 2005, we had deferred costs of approximately $0.3 million related to the January 2006 sale of MasTec’s common stock. The total costs of approximately $0.9 million offset the total gross proceeds received from the sale of the common stock. As discussed in Note 19, on January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due 2017.
     Software capitalization. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These capitalized software costs are included in “Property and equipment, net” in the consolidated balance sheets and are being amortized over a period not to exceed seven years.
     Valuation of Equity Investments. At December 31, 2006 and 2005, we had one investment which we account for by the equity method because we own 49% of the entity and have the ability to exercise significant influence over the operational policies of the limited liability company. Our share of earnings or losses in this investment is included in other income, net, in the consolidated statements of operations. As of December 31, 2006, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill. We periodically evaluate the equity goodwill for impairment under Accounting Principle Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”, as amended. As discussed in Note 19, on February 6, 2007, we acquired the remaining 51% equity interest of this entity.
     Valuation of Long-Lived Assets. Management reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, we used projections of future discounted cash flows from the assets. These projections are based on our view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to the subsequent sale of substantially all of our state Department of Transportation projects and assets as discussed in Note 10, we evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale.
     Valuation of Goodwill and Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we conduct, on at least an annual basis, a review of our reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
     In connection with the abandonment of the Brazil subsidiary as discussed in Note 10, we wrote off goodwill associated with this reporting entity in the amount of $12.3 million in the year ended December 31, 2004 which is included in the loss from discontinued operations. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. The projects and assets that are held for sale are accounted for as discontinued operations. We determined that this goodwill amount would not be realized after evaluation of the cash flows from the operations of these projects and assets and in light of our decision on future operations and the decision to sell. The remaining net asset value was also reviewed by management in the year ended December 31, 2006 and we reserved for inventory items that were considered obsolete, reserved all receivables that appeared to be uncollectible and wrote off fixed assets that were no longer in use or not saleable. In addition, we reviewed all projects in process to ensure estimated costs to complete were accurate and all projects with an estimated loss were accrued.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their market value.
     Accrued insurance. MasTec maintains insurance policies subject to per claim deductibles of $2 million for its workers’ compensation policy, $2 million for its general liability policy and $3 million for its automobile liability policy. We have excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an annual deductible of $100,000. All insurance liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period.
     We are periodically required to post letters of credit and provide cash collateral to our insurance carriers. As of December 31, 2006 and 2005, such letters of credit amounted to $66.2 million and $53.1 million, respectively, and cash collateral posted amounted to $6.6 million and $24.8 million, respectively. Cash collateral is included in other assets. The 2006 decrease in cash collateral for our insurance programs is related to a reduction in collateral provided to the insurance carrier in exchange for an increase in letters of credit for the same amount. We also received a $1.1 million reduction in cash collateral in January 2006 for prior year insurance programs. These reductions were based on fewer claims remaining from these prior plan years.
     Income taxes. We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.
     As a result of our operating losses, we have recorded valuation allowances aggregating $49.2 million and $33.9 million as of December 31, 2006 and 2005, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on continuing operations and feasible tax planning strategies that are available to us involving the sale of one or more of our operations.
     Stock based compensation. In the first quarter of 2006, MasTec adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statement of operations. SFAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
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
     The required pro forma disclosures are as follows (in thousands except per share data):

MasTec, Inc.
Notes to Consolidated Financial Statements — continued

	2005	2004
Net loss, as reported	$(14,616)	$(49,437)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(6,913)	(8,734)

Pro forma net loss	$(21,529)	$(58,171)

Basic net loss per share:
As reported	$(0.30)	$(1.02)
Pro forma	$(0.43)	$(1.20)
Diluted net loss per share:
As reported	$(0.29)	$(1.02)
Pro forma	$(0.43)	$(1.20)

	2006	2005	2004
Expected term-employees	4.26 – 7 years	4.17 – 6.17 years	7 years
Expected term-executives	5.74 – 7.74 years	5.38 – 7.38 years	7 years
Volatility	40% - 65%	60% - 65%	80%
Risk-free interest rate	4.58% - 4.85%	4.51% - 4.65%	3.6%
Dividends	None	None	None
Forfeiture rate	7.47%	6.97%	5.68%
     On August 23, 2005, the compensation committee of our board of directors approved the acceleration and vesting of all unvested stock options having an exercise price in excess of current market value on or before December 31, 2005 for option grants under the Company’s 2003 Employee Stock Incentive Plan (current employees, including executive officers) and the Company’s 2003 Stock Incentive Plan for Non-Employees, as amended. Stock option awards granted in 2003 and 2004 with respect to 769,000 shares of the Company’s common stock were accelerated resulting in approximately $4.1 million of pro forma compensation expense in the pro forma calculation for the year ended December 31, 2005. These options were not fully achieving their original objectives of incentive compensation and employee retention. We expect these accelerations to have a positive effect on employee morale, retention and perception of option value. The acceleration also eliminates future compensation expense the Company would otherwise recognize in its consolidated statement of operations with respect to these options as required by SFAS 123R.
     We also grant restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the consolidated balance sheets.
     Fair value of financial instruments. We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, approximated their carrying values. At December 31, 2006 and 2005, the fair value of senior subordinated notes was $121.0 million and $195.0 million, respectively, based on quoted market values. MasTec uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.
     New accounting pronouncements. On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FASB 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88 and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its financial statements. The funded status is measured as the difference between plan assets at fair value and the plan’s specific benefit obligation, which would be the projected benefit obligation. Under SFAS 158, the gains or losses and prior service cost or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact, if any, of the adoption of SFAS 158 on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is commonly referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. For the Company, SAB 108 is effective for the fiscal year ending December 31, 2006. The adoption of SAB 108 did not have any effect on MasTec’s financial position, net earnings or prior year financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. For Mastec, SFAS 157 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, this Interpretation will have on our consolidated financial statements.
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” These statements become effective January 1, 2007 and are not expected to have a material effect on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-04”). EITF 06-04 reached a consensus that for a split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FAS No. 106 or Opinion 12 (depending upon whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This consensus is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of this pronouncement will have on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-05, “Accounting for Purchase of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04”, (“EITF 06-05”).

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policy holder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is effective for fiscal years beginning after December 15, 2006. We have not determined the impact, if any, that the adoption of this pronouncement will have on our consolidated financial statements.
Note 2 — Sale of the Company’s Common Stock
     On January 24, 2006, MasTec completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.4 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described below. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008.
Note 3 — Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of MasTec’s common stock of $11.77 per share on January 27, 2006 discounted by 8.75% due to the shares being restricted for 120 days), $0.9 million of estimated transaction costs and an earn-out based on future performance. We registered the resale of these shares on April 28, 2006.
     DSSI was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. These markets are contiguous to areas in which we are active with similar installation services. Following the DSSI acquisition, we provide installation services from the mid-Atlantic states to South Florida.
     The purchase price allocation for the DSSI acquisition is based on fair-value of each of the following components on January 31, 2006 (in thousands):

Net assets	$2,026
Non-compete agreement	658
Goodwill	23,559

Purchase price	$26,243

     The operations of DSSI are immaterial to our consolidated financial statements.
Note 4 — Goodwill and Other Intangible Assets
     SFAS No. 142 requires companies to stop amortizing goodwill and certain intangible assets with an infinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an infinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.
     We continue to amortize identifiable intangible assets that have a definite useful life. These consist exclusively of non-compete agreements that expire in 2010. Total amortization expense related to these non-compete agreements was $0.3 million, $0.2 million and $0.5 million in 2006, 2005 and 2004, respectively. The remaining balance of $1.3 million at December 31, 2006 will be amortized at a rate of approximately $0.3 million per year.
     During the fourth quarters of 2006, 2005 and 2004, management performed its annual review of goodwill for impairment. No additional impairment charges for 2006, 2005 and 2004 were required as a result of this review. In connection with the abandonment

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
of the Brazil subsidiary as discussed in Note 10, we wrote off $12.3 million of goodwill in the year ended December 31, 2004. In connection with the intention to sell substantially all of the state Department of Transportation projects and assets as discussed in Note 10, the Company wrote off $11.5 million of goodwill in the year ended December 31, 2005.
     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular entity.
Note 5 — Accounts Receivable
     Accounts receivable, classified as current, consist of the following (in thousands):

	2006	2005
Contract billings	$128,756	$146,369
Retainage	9,051	10,223
Unbilled revenue	37,735	31,186

	175,542	187,778
Less allowance for doubtful accounts	11,582	15,946

Accounts receivable, net	$163,960	$171,832

     Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage expected to be collected beyond a year is recorded in long-term other assets.
     Activity for the allowance for doubtful accounts is as follows (in thousands):

	For the Year Ended
	December 31,
	2006	2005
Allowance for doubtful accounts at beginning of year	$15,946	$19,026
Provision for doubtful accounts from continuing operations	1,893	1,620
Amounts charged against the allowance	(6,257)	(4,700)

Allowance for doubtful accounts at end of year	$11,582	$15,946

Note 6 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Deferred tax assets	$7,639	$5,308
Notes receivable	1,630	2,231
Non-trade receivables	14,664	21,452
Other investments	5,548	4,815
Prepaid expenses and deposits	7,259	6,563
Other	2,297	2,073

Total	$39,037	$42,442

     Other non-current assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Investment in real estate	$1,683	$1,683
Equity investments	15,719	5,268
Long-term portion of deferred financing costs, net	2,486	4,124
Cash surrender value of insurance policies	7,654	6,369
Non-compete agreement, net	1,286	900
Insurance escrow	6,564	24,792
Long-term portion of notes receivable	3,150	—
Other receivables	2,910	—
Other	3,252	2,934

Total	$44,704	$46,070

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
     Other current and non-current liabilities as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Current liabilities:
Accrued compensation	$11,096	$11,084
Accrued insurance	16,784	17,144
Accrued interest	3,907	6,329
Billings in excess of costs	3,122	2,505
Accrued professional fees	4,964	3,484
Accrued losses on contracts	410	509
Accrued payments related to equity investment	925	925
Other	6,499	3,569

Total	$47,707	$45,549

	2006	2005
Non-current liabilities:
Accrued insurance	$34,158	$34,926
Minority interest	2,305	1,837
Other	58	596

Total	$36,521	$37,359

Note 7 — Property and Equipment
     Property and equipment including property and equipment under capital leases, is comprised of the following as of December 31, 2006 and 2005 (in thousands):

			Estimated
			Useful Lives
	2006	2005	(In Years)
Land	$3,654	$4,626
Buildings and leasehold improvements	8,973	8,147	5 - 40
Machinery and equipment	126,005	125,375	2 - 15
Office furniture and equipment	38,716	35,298	3 - 5

	177,348	173,446
Less accumulated depreciation	(115,948)	(125,419)

	$61,400	$48,027

     Property and equipment under capitalized leasing arrangements are depreciated over their estimated useful lives.
     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the assets carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In 2006, 2005 and 2004, fair market value was based on disposals of similar assets and the review resulted in no impairment.
     A review of the carrying value of property and equipment was conducted during the fourth quarter of 2002 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This review was conducted in connection with the Company’s plan of exiting businesses that did not have adequate revenue or margins to support the desired level of profitability and consideration of changes in the business environment which caused change in the extent and manner in which these assets were being used. Depreciation expense was reduced by $0, $0 and $5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, from the amount of expense which would have been reported using the previous useful lives as a result of the change in estimate. This reduction is included in part in depreciation expense and in part in loss from discontinued operations.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
Note 8 — Debt
     Debt is comprised of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Revolving credit facility at LIBOR plus 1.25% as of December 31, 2006 and 2.25% as of December 31, 2005 (5.36% as of December 31, 2006 and 5.25% as of December 31, 2005) or, at MasTec’s option, the bank’s base rate as of December 21, 2006 and the bank’s base rate plus 0.75% as of December 31, 2005 (8.25% as of December 31, 2006 and 8.00% as of December 31, 2005)	$—	$4,154

7.75% senior subordinated notes due February 2008	120,970	195,943

Capital lease obligations	8,045	—

Notes payable for equipment, at interest rates from 4.9% to 7.0% due in installments through the year 2008	1,161	273

Total debt	130,176	200,370
Less current maturities	(1,769)	(4,266)

Long-term debt	$128,407	$196,104

Revolving Credit Facility
     We have a secured revolving credit facility which was amended and restated on May 10, 2005 increasing the maximum amount of availability from $125 million to $150 million, subject to reserves of $5.0 million, and other adjustments and restrictions (the “Credit Facility”). The costs related to this amendment were $2.6 million and are being amortized over the life of the Credit Facility. The Credit Facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in the consolidated balance sheet.
     On May 8, 2006, we were able to amend our Credit Facility (the “2006 Amendment”) to reduce the interest rate margins charged on borrowings and letters of credit. The 2006 Amendment also increases the maximum purchase price for a permitted acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million. On November 7, 2006, we again amended our credit facility which allowed us to provide our insurer with an $18.0 million letter of credit under the credit facility simultaneously with the insurer returning to us cash collateral of $18.0 million in cash, plus all accrued interest. As collateral for this letter of credit, we pledged $18.0 million in cash to our lenders under the credit facility. This increase in the outstanding balance in letters of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of December 31, 2006 and 2005, net availability under the Credit Facility totaled $35.1 million and $55.4 million, respectively, which includes outstanding standby letters of credit aggregating $83.3 million and $57.6 million in each period, respectively. At December 31, 2006, $66.2 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. All wholly-owned subsidiaries collateralize the Credit Facility. At December 31, 2006 and 2005, we had outstanding cash draws under the Credit Facility of $0 and $4.2 million, respectively. The balance at December 31, 2005 was subsequently paid off in early January 2006 and through March 5, 2007, we have not borrowed any additional amounts under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions in excess of specified amounts, making capital expenditures in excess of specified amounts, creating liens against our assets, prepaying other indebtedness including our 7.75% senior subordinated notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility.
     MasTec is required to be in compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0 measured on a monthly basis and certain events are triggered if the net availability under the Credit Facility is under $20.0 million at any given day. The Credit Facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of December 31, 2006 because at that time the net availability under the Credit Facility was approximately $35.1 million and net availability did not reduce below $20.0 million on any given day during the period.
     We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain further modifications of the Credit Facility or obtain another source of financing to continue to operate. We may not be able to achieve our 2007 projections and thus may not be in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     The variable rate Credit Facility exposes us to interest rate risk.
Senior Subordinated Notes
     As of December 31, 2006, $121.0 million of our 7.75% senior subordinated notes due in February 2008, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the Credit Facility. The notes were redeemable, at our option, at 100% of the face amount of the notes. On March 2, 2006, we redeemed $75.0 million principal amount of the senior subordinated notes and paid approximately $0.5 million in accrued interest. As further discussed in Note 19, on January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due 2017.
     MasTec had no holdings of derivative financial or commodity instruments at December 31, 2006.
     The following table summarizes our contractual maturities of long-term debt obligations as of December 31, 2006 (in thousands). The table below considers the redemption of our senior subordinated notes that took place on March 2, 2007.

2007	$1,769
2008	1,752
2009	1,653
2010	1,530
2011	1,522
Thereafter	121,950

Total	$130,176

Capital Leases
     During 2006, we entered into several agreements which provided financing for various machinery and equipment totaling $8.6 million. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. These leases range between 60 and 72 months and have effective interest rates ranging from 4.47% to 6.86%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount being recorded as a liability. As of December 31, 2006, we had $8.0 million in total indebtedness relating to the capital leases entered into during 2006, of which $6.8 million was considered long-term.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
Note 9 — Lease Commitments
     We have operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense from continuing operations for the years ended December 31, 2006, 2005 and 2004 was approximately $52.7 million, $48.5 million and $40.6 million, respectively.
     We also have capital lease agreements for equipment that expire on various dates.
     Minimum future lease commitments under non-cancelable operating leases and future minimum capital lease payments, including effect of escalation clauses in effect at December 31, 2006 were as follows (in thousands):

	Operating Leases	Capital Leases
2007	$32,814	$1,882
2008	20,425	1,882
2009	11,606	1,882
2010	4,496	1,882
2011	2,348	1,771
Thereafter	2,438	1,194

Total minimum lease payments	$74,127	10,493

Less amounts representing interest		2,448

		8,045
Less current portion		1,213

		$6,832

     For leases with purchase options, the option to purchase equipment is at estimated fair market value. We have non-cancelable subleases for certain capital leases which are recorded in other assets. Future minimum leases received from subleases through January 2010 aggregated $0.9 million as of December 31, 2006 which is included in assets held for sale.
Note 10 – Discontinued Operations
     In March 2004, we ceased performing contractual services for customers in Brazil, abandoned all assets in our Brazil subsidiary and made a determination to exit the Brazil market. During the year ended December 31, 2004, we wrote off approximately $12.3 million in goodwill (see Note 2) and the net investment in its Brazil subsidiary of approximately $6.8 million which consisted of the accumulated foreign currency translation loss of $21.3 million less a net deficit in assets of $14.5 million. The abandoned Brazil subsidiary has been classified as a discontinued operation. In addition to these impairment charges, the net loss from operations for the Brazil subsidiary was $1.1 million for the year ended December 31, 2004. In November 2004, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the year ended December 31, 2005, the Brazil subsidiary had no activity as the entity is in the process of liquidation. For the year ended December 31, 2006, the Brazil subsidiary incurred approximately $0.1 million net loss mainly related to legal costs.
     The following table summarizes the assets and liabilities of the Brazil operations as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005
Current assets	$290	$290
Non current assets	—	—
Current liabilities	19,455	19,455
Non current liabilities	2,170	2,170
Accumulated foreign currency translation	(21,335)	(21,335)
     The following table summarizes the results of operations for the Brazil operations for the years ended December 31 (in thousands):

MasTec, Inc.
Notes to Consolidated Financial Statements — continued

	2006	2005	2004
Revenue	$—	$—	$—
Cost of revenue	—	—	(5)
Operating expenses	(132)	—	(1,046)

Loss from operations before benefit for income taxes and minority interest	(132)	—	(1,051)
Benefit for income taxes	—	—	—
Minority interest	—	—	—

Net loss	$(132)	$—	$(1,051)

     During the fourth quarter 2004, we ceased performing new services in the network services operations and sold these operations in 2005. On May 24, 2005, the Company sold certain assets of its network services operations to a third party for $0.2 million consisting of $0.1 million in cash and a promissory note in the principal amount of $0.1 million due in May 2006. We recorded a loss on sale of approximately $0.6 million, net of tax, in the year ended December 31, 2005. The loss on sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer. These operations have been classified as a discontinued operation in all periods presented. The net loss for the years ended December 31, 2006, 2005 and 2004, for the network services operations was $0.3 million, $1.7 million and $3.0 million, respectively.
     The following table summarizes the assets and liabilities of the network services operations as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005
Current assets	$201	$883
Non current assets	34	34
Current liabilities	618	816
Non current liabilities	—	—
Shareholder’s equity (deficit)	(383)	101
     The following table summarizes the results of operations for the network services operations for the years ended December 31 (in thousands):

	2006	2005	2004
Revenue	$115	$4,001	$17,046
Cost of revenue	(115)	(3,938)	(16,435)
Operating and other expenses	(317)	(1,764)	(3,614)

Loss from operations before benefit for income taxes	$(317)	$(1,701)	$(3,003)
Benefit for income taxes	—	—	—

Net loss	$(317)	$(1,701)	$(3,003)

     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented, including the reclassification of results of operations from these projects to discontinued operations for all years presented. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of these related projects and assets. We determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of our decisions on future operations and the our decision to sell. The remaining net asset value was also reviewed by management in the year ended December 31, 2005 and we believed we reserved for inventory items that were considered obsolete, reserved for all receivables that appeared to be uncollectible and wrote-off fixed assets that were no longer in use or not

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
saleable. In addition, we reviewed all projects in process to determine estimated to complete amounts were materially accurate and all projects with an estimated loss were accrued. A review of the carrying value of property and equipment related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Management assumed a one year cash flow and estimated a selling price using a weighted probability cash flow approach based on management’s estimates. As discussed in Note 19, on February 14, 2007, we sold the state Department of Transportation effective related projects and net assets. We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. The sales price of $1.0 million in cash was paid at closing. In addition, the buyer is required to pay us an earn out of up to $12.0 million contingent on the future operations of the projects sold to the third party. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earn out payments. The closing was effective February 1, 2007 to the extent set forth in the purchase agreement. As a result of this sale, we recorded impairment charges totaling $44.5 million during the year ended December 31, 2006. The impairment charge was calculated using the contractual sales price for these assets and management’s estimate of closing costs and other liabilities.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale, including an estimate of selling costs, for the state Department of Transportation operations as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005
Accounts receivable, net	$10,315	$44,906
Inventory	8,461	23,724
Other current assets	37	1,058

Current assets held for sale	$18,813	$69,688

Property and equipment, net	$—	$3,822
Long-term assets	70	2,327

Long-term assets held for sale	$70	$6,149

Current liabilities related to assets held for sale	$24,946	$30,099

Long-term liabilities related to assets held for sale	$596	$860

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued for the years ended December 31 (in thousands):

	2006	2005	2004
Revenue	$81,967	$94,445	$106,611
Cost of revenue	(112,337)	(106,183)	(109,461)
Operating expenses	(58,444)	(19,782)	(5,624)

Loss from operations before benefit for income taxes	$(88,814)	(31,520)	$(8,474)
Benefit for income taxes	—	—	—

Net loss	$(88,814)	$(31,520)	$(8,474)

Note 11 — Retirement and Stock Option Plans
     MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. We did not match employee contributions in 2004 and 2005. Commencing in the first quarter of 2006, we began to match contributions under the 401(k) plan. MasTec matches $0.50 on the dollar for the first 2% of the employee’s contribution which is payable in common shares of MasTec.
     We have granted options to purchase our common stock to our employees and members of our board of directors and our affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with us or one of our affiliates. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of our common stock represented by each option for any stock splits or dividends.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
     We have five stock option plans that have stock options outstanding as of December 31, 2006: the 1994 Stock Incentive Plan (the “1994 Plan”), the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 1999 Non-Qualified Option Plan (the “Non-Qualified Plan”), the 2003 Employee Stock Incentive Plan as amended (the “2003 Plan”) and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees as amended (the “2003 Non-Employee Plan”) and individual option agreements. Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years after grant and terminate no later than 10 years from the date of grant. The 1994 Plan and the Directors Plan expired in 2004 and no future stock options can be granted under these plans. During 2006, MasTec entered into the Deferred Fee Plan for its directors.
     The 2003 Non-Employee Plan was adopted in April 2003 and authorized granting of restricted stock to non-employees. We have reserved 2,500,000 shares of common stock for grant under the 2003 Non-Employee Plan which covers stock options or restricted stock awards. We grant restricted stock which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the period of the restrictions. Unearned compensation for the restricted stock is shown as a reduction of shareholders’ equity in the consolidated balance sheets. We approved the issuance of restricted stock to the board of directors and certain employees in 2006. In the year ended December 31, 2006, we issued 104,751 shares of restricted stock to key employees and board members. The value of this issuance was approximately $1.4 million and is being expensed over a vesting period ranging from 12 to 36 months. In the year ended December 31, 2005, we issued 94,841 shares of restricted stock to key employees and certain board members, which were valued at approximately $0.8 million. Total unearned compensation related to restricted stock grants as of December 31, 2006 and 2005 is $0.7 million and $0.7 million, respectively. Restricted stock expense for the years ended December 31, 2006, 2005 and 2004 is $1.4 million, $0.5 million and $39,380, respectively.
     Under these plans there were a total of 5,526,667, 6,354,015 and 7,453,209 options available for grant at December 31, 2006, 2005 and 2004, respectively. In addition, there are 233,200 options outstanding under individual option agreements with varying vesting schedules at exercise prices ranging from $14.06 — $17.67 with terms up to 10 years. The 1997 Non-Qualified Employee Stock Purchase Plan also allows eligible employees to purchase the MasTec’s common stock through payroll deductions or in a lump sum at a 15% discount from fair market value. The amount of compensation expense related to these transactions is immaterial.
     The following is a summary of all stock option transactions during the periods indicated:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding December 31, 2003	9,283,880	$12.91
Granted	610,500	9.01
Exercised	(343,839)	5.38
Canceled	(588,511)	13.38

Outstanding December 31, 2004	8,962,030	$12.80

Granted	1,370,500	9.70
Exercised	(452,815)	5.60
Canceled	(1,225,654)	14.19

Outstanding December 31, 2005	8,654,061	$12.54

Granted	1,064,500	13.50
Exercised	(832,287)	5.40
Canceled	(549,156)	19.24

Outstanding December 31, 2006	8,337,118	$12.94

     The weighted average fair value of stock options granted for 2006 and 2005 is $8.45 per share and $7.52 per share, respectively.
     The following table summarizes information about stock options outstanding as of December 31, 2006:

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued

	Stock Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
$2.0050 - $2.2150	74,081	2.08	$2.00	74,081	$2.00
$3.3401 - $4.8600	228,763	3.94	$3.84	223,663	$3.83
$4.8601 - $7.0900	467,505	5.89	$5.54	406,405	$5.54
$7.0901 - $10.5600	2,724,888	6.09	$9.07	2,246,683	$8.96
$10.5601 - $21.0417	4,502,583	3.94	$15.35	3,482,183	$15.89
$21.0418 - $36.8750	334,048	0.51	$30.62	334,048	$30.62
$36.8751 - $45.0833	5,250	0.38	$44.01	5,250	$44.01

$2.0050 - $45.0833	8,337,118	4.60	$12.94	6,772,313	$13.17

     As of December 31, 2006, we had 6,722,313 options which were exercisable at a weighted average exercise price of $13.17 per share. As of December 31, 2005, we had 6,945,606 options which were exercisable at a weighted average exercise price of $13.69 per share.
Note 12 – Equity Investment
     In September 2004, MasTec purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments are expected to be made to the third party from which the interest was purchased. The contingent payments will be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first five quarterly contingent payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006, October 10, 2006 and January 10, 2007. The January 10, 2007 amount is included in accrued expenses and other assets as of December 31, 2006. In March 2006, the venture requested a total capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by us. Accordingly, this amount increased the investment balance which is included in other assets as of December 31, 2006.
     As of December 31, 2006, our investment exceeded the net equity of such investment and accordingly the excess is considered to be equity goodwill.
     We have accounted for this investment using the equity method as we have the ability to exercise significant influence over the financial and operational policies of this limited liability company. We recognized approximately $5.8 million of investment income in the year ended December 31, 2006. As of December 31, 2006, we had an investment balance of approximately $16.8 million in relation to this investment which is included in other assets in the consolidated financial statements.
     As discussed in Note 19, on February 6, 2007, we acquired the remaining 51% equity interest in this company for $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued 300,000 shares of our common stock. We also agreed to pay the seller an earn-out through the eighth anniversary of the closing date based on the entity’s future performance.
Note 13 — Income Taxes
     The expense (benefit) for income taxes from continuing operations consists of the following (in thousands):

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued

	2006	2005	2004
Current:
Federal	$(415)	$39	$2,312
Foreign	7	(322)	(1,015)
State and local	589	220	251

	181	(63)	1,548

Deferred:
Federal	415	(39)	(2,267)
Foreign	(7)	322	1,015
State and local, net of valuation provisions	(589)	(220)	(296)

	(181)	63	(1,548)

Benefit for income taxes	$—	$—	$—

     The tax effects of significant items comprising our net deferred tax asset as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Non-compete	$2,914	$3,356
Bad debts	5,867	6,906
Accrued self insurance	18,874	19,762
Operating loss and tax credit carry forward	79,617	81,736
Other	23,413	3,738

Valuation Allowance	(49,178)	(33,863)

Subtotal	81,507	81,635

Deferred tax liabilities:
Accounts receivable retainage	4,860	6,013
Property and equipment	4,021	6,470
Basis differences in acquired assets	399	407
Other	5,284	5,620
Goodwill	9,987	6,349

Total deferred tax liabilities	24,551	24,859

Net deferred tax asset	$56,956	$56,776

     At December 31, 2006, we had approximately $179.7 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. We have net operating loss carryforwards for U.S. state and local purposes that expire from 2007 to 2026. We have an unrealized excess tax benefit of approximately $2.6 million, that when realized, will increase capital surplus. Additionally, MasTec has approximately $6.6 million of net operating loss carryforwards for Canadian income tax purposes that expires beginning in 2011.
     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2006 and 2005, valuation allowances of $49.2 million and $33.9 million have been recorded, respectively.
     A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended December 31 is as follows:

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued

	2006	2005	2004
U.S. statutory federal rate applied to pretax (loss) income from continuing operations	35%	35%	(35)%
State and local income taxes	1	5	(11)
Non-deductible expenses	1	4	5
Effect of non U.S operations	—	(7)	1
Worthless stock deduction	—	—	(78)
Other	9	3	5
Valuation allowance for deferred tax assets	(46)	(40)	113

Benefit for income taxes	0%	0%	0%

Note 14 — Operations by Geographic Areas and Segments
     MasTec manages its business on a project basis. All of our projects have been aggregated into one reportable segment as a specialty trade contractor. We provide services to our customers in the communications, utilities and government industries. Revenue for customers in these industries is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Communications	$700,031	$620,697	$591,235
Utilities	186,857	175,698	175,314
Government	58,918	51,651	40,635

	$945,806	$848,046	$807,184

     During the years ended December 31, 2006, 2005 and 2004, MasTec operated in the United States, Canada and the Cayman Islands. In 2003, we became engaged in a single project in Mexico which we completed shortly after December 31, 2003. In 2003, we had operations in Brazil. In 2004, we ceased performing contractual services in Brazil, abandoned all assets in the Brazil subsidiary and made a determination to exit the Brazil market. The following table reflects financial information for U.S. and foreign operations in continuing operations. Over the past three years, we have continued to dispose of excess or underutilized long-lived assets and have placed greater reliance on capital and operating leases to meet equipment needs.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenue:
United States	$939,314	$836,539	$790,965
Foreign	6,492	11,507	16,219

	$945,806	$848,046	$807,184

	As of December 31,
	2006	2005
	(In thousands)
Long Lived Assets:
United States	$61,212	$47,513
Foreign	188	514

	$61,400	$48,027

Note 15 — Commitments and Contingencies
     In April 2006, we settled, without payment to the plaintiffs, several complaints for purported securities class actions that were filed against the Company and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier has retained its rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We are also seeking reimbursement of expenses incurred by us and are reimbursable by our excess insurance carrier. We believe the claims of the excess insurance carrier are without merit and plan to continue vigorously pursuing this action. We are also pursuing claims against the insurance broker for any losses arising from the same issue involving notice.

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued
     We continue to cooperate with the SEC in the previously disclosed formal investigation related to the restatement of our financial statements in 2001 through 2003.
     In October 2005, eleven former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. We believe we have defenses to these claims, and will vigorously defend the lawsuit. Any damages that we may be subject to pursuant to this action are not quantifiable at this time. This claim could divert management’s time and attention from its business operations and might potentially result in substantial costs of defense, settlement or other disposition, which could have a material adverse effect on our results of operations in one or more fiscal periods.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders submitted to the County on or after November 29, 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action for breach of contract and other causes. The amount of revenue recognized on the Coos County project that remained uncollected at December 31, 2006 amounted to $6.3 million representing amounts due us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also had additional claims for payment and interest in excess of $6.0 million, including change order billings and retainage, which we have not recognized as revenue but which we believe are due to us under the terms of the contract. The matter is currently being prepared for trial, expected during 2007.
     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers,” and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to MasTec with respect to the County’s project. While we do not agree that the notices were appropriate or justified, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Through December 31, 2005 mitigation efforts have cost MasTec approximately $1.4 million. These costs were included in the costs on the project at December 31, 2005 and December 31, 2004. No further mitigation expenses were incurred in 2006 or are anticipated. On August 9, 2004, the Oregon Department of Environmental Quality issued a Notice of Violation and Assessment of Civil Penalty to MasTec North America in the amount of approximately $0.1 million. MasTec North America settled this matter for approximately $68,000. Additional liability may arise from fines or penalties assessed, or to be assessed by the Corps of Engineers. We have been unable to settle with the Corps of Engineers. On March 30, 2006, the Corps of Engineers brought a complaint in federal district court against us and the County. MasTec is contesting this action vigorously, but can provide no assurance that a favorable outcome will be reached.
     The potential loss for all unresolved Coos County matters and unpaid settlements reached described above is estimated to be $125,000 at December 31, 2006, which has been recorded in the consolidated balance sheet, as accrued expenses.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $2.0 million final judgment entered against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline. We are seeking a new trial and reduction in the damages award. We will continue to contest this matter in the appellate court, and on subsequent retrial. The amount of the loss, if any, relating to this matter not covered by insurance is estimated to range from $0.1 million to $2.4 million, of which $0.1 million is recorded in the consolidated balance sheet as of December 31, 2006, as accrued expenses.
     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that five former members of the board of directors of Sintel, including Jorge Mas, our chairman, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. MasTec is also named as a potentially liable party. The union alleges Sintel and its creditors were damaged in the approximate amount of 13 billion pesetas ($103.2 million at December 31, 2006). The Court has taken no action to enforce a bond order pending since July 2001 for the amount of alleged damages. The Court has conducted extensive discovery, including the declarations of certain present and former executives of MasTec and intends to conduct additional discovery. To date, no actions have been taken by the court against us or any of the named individuals. Our directors’ and officers’ insurance carrier reimbursed us in the third quarter 2004 for approximately $1.2 million in legal fees already incurred and

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued
agreed to fund legal expenses for the remainder of the litigation. The amount of loss, if any, relating to this matter cannot presently be determined.
     In October 2003, a MasTec subsidiary filed a lawsuit in a New York state court against Inepar Industria e Construcoes or “Inepar”, its Brazilian joint venture partner. We sued Inepar for breach of contract arising out of Inepar’s failure to indemnify MasTec for claims resulting from numerous misrepresentations made by Inepar. Inepar subsequently failed to answer our complaint and we sought a default judgment. In September 2006, the state court entered a judgment in favor of MasTec and against Inepar in the amount of $58.4 million. We have commenced collection efforts, however, due to the uncertainty of the ongoing collection process, we have accounted for the receipt of any amounts related to this judgment in our favor as a gain contingency and have not reflected these amounts in our financial statements.
     In 2003, MasTec’s quarterly financial information was restated for $6.1 million of previously recognized revenue related primarily to work performed on undocumented or unapproved change orders and other matters disputed by our customers. The revenue restatement was related to restated Canada revenue and projects performed for ABB Power (“ABB”), MSE Power Systems, and the University of California. Recovery of this revenue and related revenue from subsequent periods not restated is now the subject of several independent collection actions. We provided services to ABB Power, in the amount $2 million. In June 2006, prior to arbitration on a claim brought by MasTec for payments due from ABB, we settled all differences between MasTec and ABB in exchange for partial payment to MasTec from ABB. We provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million now in dispute. We have recovered $1.3 million from MSE in settlement on three of these projects and expect to arbitrate the balance of this dispute, related to two Pennsylvania projects. The arbitration is expected during 2007. We experienced cost overruns in excess of $2.7 million in completing a networking contract for the University of California as the result of a subcontractor’s refusal to complete a fixed price contract. An action has been brought against that subcontractor to recover cost overruns. Judgment in our favor in the amount of $1.9 million was awarded after a jury verdict rendered January 24, 2006. This judgment is currently in collection.
     In December 2004, we brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a federal Department of Defense project on a network wiring contract. Our network services are now a discontinued operation. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the court ruled that we failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. Neither party obtained the relief sought. We believe the ruling is an error, and has sought remedy on appeal. We may be unable to obtain relief without additional expenses.
     We are also a party to other pending legal proceedings arising in the normal course of business. While complete assurance cannot be given as to the outcome of any legal claims, management believes that any financial impact would not be material to its results of operations, financial position or cash flows.
     We are required to provide payment and performance bonds for some of our contractual commitments related to projects in process. At December 31, 2006, the cost to complete projects for which the $292.9 million in performance and payment bonds are outstanding was $30.2 million.
     On January 3, 2005, we entered into an employment agreement with Gregory S. Floerke relating to his employment as Chief Operations Officer. He was solely focused and responsible for managing intelligent traffic services related projects for MasTec. The agreement was to expire on January 2, 2007 unless earlier terminated, and provided that Mr. Floerke would be paid an annual salary of $0.3 million during the first year of employment and $0.4 million during the second year of employment. The agreement also provided for the grant to Mr. Floerke of stock options pursuant to MasTec’s stock option plans and contained confidentiality, non-competition and non-solicitation provisions. Mr. Floerke resigned effective March 30, 2006. In connection therewith, we entered into a separation agreement with Mr. Floerke in which we paid him $0.1 million. This separation agreement terminated the employment agreement with Mr. Floerke. We also recorded approximately $0.2 million in stock compensation for the first quarter of 2006 related to the extension of the exercise period on Mr. Floerke’s stock options and the acceleration of the vesting of his unvested options. This amount is included in non-cash stock compensation expense as discussed in Note 3(i) and is included in loss from discontinued operations.

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued
Note 16 — Concentrations of Risk
     We are subject to certain risk factors, including, but not limited to risks related to economic downturns in the telecommunications and broadband industries, collectibility of receivables, competition within our industry, the nature of our contracts (which do not obligate our customers to undertake any infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities.
     We have more than 400 customers which include some of the largest and most prominent companies in the communications, utilities and government industries. Our customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.
     We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. We believe our billing and collection policies are adequate to minimize potential credit risk. During the year ended December 31, 2006, 55.0% of our total revenue was attributed to three customers. Revenue from these three customers accounted for 37.3%, 9.5% and 8.2% of total revenue for the year ended December 31, 2006. During the year ended December 31, 2005, 52.0% of our total revenue was attributed to three customers. Revenue from these three customers accounted for 31.8%, 10.2% and 10.0% of the total revenue for the year ended December 31, 2005. During the year ended December 31, 2004, 38.2% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 24.3% and 13.9% of total revenue for the year ended December 31, 2004.
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, our reserve mainly covers the accounts receivable related to the unprecedented number of customers that filed for bankruptcy protection during the year 2001 and general economic climate of 2002. As of December 31, 2006, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $10.4 million net of $4.1 million in specific reserves. As of December 31, 2005, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $14.5 million net of $8.0 million in specific reserves. Based on the analytical process described above, management believes that we will recover the net amounts recorded. We maintain an allowance for doubtful accounts of $11.6 million and $15.9 million as of December 31, 2006 and December 31, 2005, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.
Note 17 — Quarterly Information (Unaudited)
     The following table presents unaudited quarterly operating results for the years ended December 31, 2006 and 2005. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2006 and 2005. The quarterly information has been adjusted for the reclassification of the net loss of the Brazil subsidiary and the network services operations and substantially all of the state Department of Transportation related projects and assets to discontinued operations.

Mastec, Inc.
Notes to Consolidated Finantial Statement — continued

	2006 Quarter Ended				2005 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)				(In thousands, except per share data)
Revenue	$218,752	$232,100	$253,870	$241,084	$193,976	$209,660	$220,969	$223,442
Income (loss) from continuing operations	$3,605	$12,079	$14,248	$8,983	$(5,443)	$5,159	$10,754	$8,135
Loss from discontinued operations	$(7,829)	$(35,736)	$(21,870)	$(23,828)	$(6,571)	$(4,043)	$(3,005)	$(19,602)

Net (loss) income	$(4,224)	$(23,657)	$(7,622)	$(14,845)	$(12,014)	$1,116	$7,749	$(11,467)

Basic net (loss) income per share:
Continuing operations	$0.06	$0.19	$0.22	$0.14	$(0.11)	$0.10	$0.22	$0.17
Discontinued operations	$(0.13)	$(0.56)	$(0.34)	$(0.37)	$(0.14)	$(0.08)	$(0.06)	$(0.40)

Total basic net loss per share	$(0.07)	$(0.37)	$(0.12)	$(0.23)	$(0.25)	$0.02	$0.16	$(0.23)

Diluted net (loss) income per share:
Continuing operations	$0.06	$0.18	$0.22	$0.14	$(0.11)	$0.10	$0.22	$0.16
Discontinued operations	$(0.13)	$(0.54)	$(0.33)	$(0.36)	$(0.14)	$(0.08)	$(0.06)	$(0.39)

Total diluted net loss per share	$(0.07)	$(0.36)	$(0.11)	$(0.22)	$(0.25)	$0.02	$0.15	$(0.23)

     In the fourth quarter 2006, we recorded a non-cash impairment charge of approximately $10.0 million in connection with our sale in February 2007 of substantially all of our state Department of Transportation related projects and underlying assets. As discussed in Note 19, the sales price of $1.0 million was paid in cash at closing. In addition, the buyer is required to pay us an earn out of up to $12.0 million contingent on future operations of the projects sold to the third party. However, as the earn out is contingent upon future performance of the state Department of Transportation related projects, we may not receive any of these earn out amounts.
     In the fourth quarter of 2005, we recorded a write-down of goodwill in the amount of $11.5 million in connection with our decision to sell substantially all of our state Department of Transportation related projects and assets. In addition, the remaining asset value was also reviewed and write-downs related to uncollected receivables, non-saleable inventory and fixed assets were also recorded. We also accrued losses incurred on construction projects in the amount of $1.0 million. Income from continuing operations in the fourth quarter includes $1.1 million of bad debt expense based upon our write-off history and we wrote off approximately $0.8 million of fixed assets as a result of physical inventories performed in the fourth quarter. We also recorded a gain of $1.1 million in the fourth quarter 2005 related to a sale of property (see Note 7).
Note 18 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, the Company’s Chairman and Jose Mas, our Vice-Chairman and Executive Vice President, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the years ended December 31, 2006, 2005 and 2004, MasTec paid Neff approximately $1.4 million, $0.9 million and $1.2 million, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     We provide the services of certain marketing and sales personnel to an entity which is 49% owned by the Company. These services are reimbursed to us at cost. At December 31, 2006 and 2005, total amount due us for these services was approximately $1.1 million and $0.1 million, respectively.
     During 2006, we had an arrangement with a customer whereby we leased employees to the customer and charged approximately $0.3 million to the customer. Jorge Mas and Jose Mas are minority owners of this customer.
     During 2004, we paid $44,000 to Irma Mas, the mother of our Chairman, Jorge Mas, for the lease of certain property located in Florida.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
     Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50.0 million. Mr. Mas and his spouse are the insureds under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover the greater of (i) all premiums it pays on the policies plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec.
     Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein we agreed to pay the premiums due on a life insurance policy with a face amount of $80.0 million, $60.0 million of which is subject to the agreement and the remaining $20.0 million is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. We will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of us. An amount equal to $60.0 million of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to us. In 2006, 2005 and 2004, we paid approximately $1.1 million, $0.6 million and $1.1 million, respectively, in premiums in connection with the split dollar agreements for Jorge Mas.
     On November 1, 2002, MasTec and Jorge Mas entered into a deferred bonus agreement in which we agreed to pay Mr. Mas a bonus in the event that the split dollar agreements Mr. Mas had entered into with MasTec were terminated due to a change of control. The amount of the bonus is equal to the total premiums made by us under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
     In 2002, MasTec paid approximately $0.1 million to Austin Shanfelter, our Chief Executive Officer, related to a life insurance policy which was cancelled in April 2002. We were to be reimbursed by the insurance company upon Mr. Shanfelter’s death. Accordingly a receivable was recorded at the time of the payments. During the year ended December 31, 2004, we wrote off the receivable balance because the policy was cancelled and all payments became taxable to Mr. Shanfelter.
     On November 1, 2002, MasTec and Mr. Shanfelter entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18.0 million. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, we are the sole owner and beneficiary of the policy and is entitled, upon the death of the insured’s, to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. We will make the premium payments for the term of the agreement or until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) the six year anniversary of the agreement. In 2006, 2005 and 2004, MasTec paid approximately $0, $0.5 million and $0.5 million, respectively, in premiums in connection with the split dollar agreement for Mr. Shanfelter and his family.
     On November 1, 2002, MasTec and Mr. Shanfelter entered into a deferred bonus agreement in which we agreed to pay Mr. Shanfelter a bonus in the event that the split dollar agreement Mr. Shanfelter had entered into with us were terminated upon the six year anniversary of the agreement. The amount of the bonus is equal to the total premiums made by us under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
     Effective as of August 3, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein we agreed to pay premiums on a life insurance policy with an aggregate face amount of $10.0 million. Under the terms of the agreement, we are the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately prior to the death of the survivor of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. We have

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
agreed to make the premium payments until at least July 15, 2009. In 2006, 2005 and 2004, we paid approximately $0.2 million in premiums in connection with the split dollar agreement for Mr. Jose Mas in each of the years.
     On April 3, 2006, MasTec and Jose Mas entered into a deferred bonus agreement in which we agreed to pay Mr. Mas a bonus in the event the split dollar agreement Mr. Mas had entered into with us were terminated due to a change of control. The amount of the bonus is equal to the total premium payments made by us under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement.
     In December 2006, we sold a property used in our operations for $3.5 million to an entity whose principal is also a principal at a non-wholly owned subsidiary of ours. We have received a note in the amount of $2.8 million due July 2008. Concurrent with the sale of this property, we entered into a month-to-month lease agreement at $25,000 per month. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and Statements of Financial Accounting Standards No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease — An Amendment of FASB Statements No. 13, 66 and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” we deferred gain recognition on the sale of approximately $2.5 million until a future period.
Note 19 — Subsequent Events
     On February 14, 2007, we sold the state of Department of Transportation related projects and underlying net assets. We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. The sales price of $1.0 million was paid in cash paid at closing. In addition, the buyer is required to pay us an earn out up to $12.0 million contingent on future operations of the projects sold to the third party. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earn out payments. The buyer of the state Department of Transportation related projects has indemnified us for all contracts and liabilities sold, and has agreed to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure. The closing was effective February 1, 2007 to the extent set forth in the purchase agreement. As a result of this sale, we recorded an impairment charge of $44.5 million during the year ended December 31, 2006 calculated using the sales price and management’s estimate of closing costs and other liabilities.
     On February 6, 2007, we acquired the remaining 51% equity interest in an investment which had been previously accounted for by the equity method because we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the company. As a result of our acquisition of the remaining 51% equity interest, we will consolidate the operations of this entity with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued to the seller 300,000 shares of our common stock. We have also agreed to pay the seller an earn out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, including a change of control of MasTec or the entity or in certain cases a termination of the service agreement, the remaining earn-out payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in this entity. In connection with the acquisition, we have agreed to file a registration statement to register for resale 200,000 shares of the total shares issued to the seller by no later than June 1, 2007 and have agreed to use our commercially reasonable efforts to cause such registration statement to become effective. As of December 31, 2006, the acquired entity had $18.5 million and $0.5 million in current and non-current assets, respectively, and $3.6 million and $2.9 million in current and non-current liabilities, respectively. For 2006, net income was $11.8 million.
     On January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due February 2017 in a private placement. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. We have agreed to cause to become effective a registration statement with respect to a registered offer to exchange the unregistered notes for registered notes with substantially identical terms. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our outstanding 7.75% senior subordinated notes due February 2008 plus interest on March 2, 2007. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes.

MasTec, Inc.
Notes to Consolidated Financial Statements — continued
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
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
     Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance to management and to our board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. MasTec’s internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of MasTec; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The results of management’s assessment and review were reported to the audit committee of the board of directors. Based on this evaluation, management concluded that our internal control over financial reporting were effective as of December 31, 2006.
     Changes in Internal Controls over Financial Reporting — There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm
MasTec, Inc.
Coral Gables, FL
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that MasTec, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that MasTec, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 7, 2007 expressed an unqualified opinion.
BDO SEIDMAN, LLP
Miami, Florida
March 7, 2007
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.
     We have adopted a code of ethics that applies to our principal officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted our code of ethics on our website (www.mastec.com) as Appendix E to the MasTec Personal Responsibility Code, and it is available to any shareholder upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website. See also, Item 1. Business — Available Information.”
Item 11. Executive Compensation
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006 which include the 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, 1997 Annual Incentive Compensation Plan, 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, 1999 Non-Qualified Employee Stock Option Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees and individual option agreements. The 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, the 1997 Annual Incentive Compensation Plan, 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

				Number of Securities
				Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance Under
	be Issued Upon Exercise		Exercise Price	Equity Compensation
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,459,659	(1)	$11.84	6,125,176	(3)
Equity compensation plans not approved by security holders	1,877,459	(2)	$16.73	1,279,696	(4)

Total	8,337,118			7,404,872

(1)	Represents 2,055,921 shares issuable under the 1994 Stock Incentive Plan, 330,000 shares issuable under the 1994 Stock Option Plan for Non-Employee Directors, 3,399,238 shares issuable under the 2003 Employee Stock Incentive Plan, and 674,500 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees.

(2)	Represents 1,644,259 shares issuable under the 1999 Non-Qualified Employee Stock Option Plan and 233,200 shares issuable under the Individual Option Grants.

(3)	Under the 2003 Employee Stock Incentive Plan, the Amended and Restated 2003 Stock Incentive Plan for Non-Employees and the 1997 Annual Incentive Compensation Plan, 2,913,594 shares, 1,711,582 shares, and 1,500,000 shares, respectively, remain available for future issuance. We are no longer issuing options under the 1994 Stock Option Plan for Non-Employee Directors and the 1994 Stock Incentive Plan. We have never issued any shares under the 1997 Annual Incentive Compensation Plan and have no current plans to do so.

(4)	Under the MasTec, Inc. 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, and 1999 Non-Qualified Employee Stock Option Plan, 234,531 shares, 142,552 shares, and 901,491 shares, respectively, remain available for future issuance.
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
     Non-Employee Directors’ Stock Plan. The MasTec, Inc. Non-Employee Directors’ Stock Plan adopted in 1999 permits non-employee directors to elect to receive all or a specified percentage of any director fees paid for each year of service on the board in shares of our common stock. The number of shares issued to each non-employee director is determined by dividing the director’s fees owed to such director by the fair-market value of a share of common stock on the date of the issue. The shares issued are delivered to the non-employee director and the non-employee director has all the rights and privileges of a stockholder as to the shares. The shares are immediately vested upon grant and are not forfeitable to us. The maximum number of shares of common stock that may be issued under the plan is 150,000. As of December 31, 2006, 142,552 shares remained available for issuance under this plan.
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
     The plan provides for the termination of all outstanding options whether or not vested in the event of a termination of employment, and permits the Committee to take certain actions in the event of a change of control to ensure fair and equitable treatment of the employees who hold options granted under the plan, including accelerating the vesting of any outstanding option, offering to purchase any outstanding option and making other changes to the terms of the outstanding options. As of December 31, 2006, 901,491 shares remained available for issuance under this plan.
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
     The other information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2006 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on page 44 through 74.

	2.	Financial Statement Schedules – The financial statement schedule information required by Item 14(a)2 is included as part of “Note 4 – Accounts Receivable” of the Notes to Consolidated Financial Statements.

	3.	Exhibits including those incorporated by reference:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

3.2	Second Amended and Restated Bylaws of MasTec, Inc. Amended and Restated as of May 30, 2003, filed as Exhibit 3.1 to our Form 10–Q for the quarter ended June 30, 2003 and filed with the SEC on August 14, 2003 and incorporated by reference herein.

4.1	Indenture, dated as of February 4, 1998, between the Registrant and First Trust National Association, as trustee, relating to the Registrant’s 7.75% Senior Subordinated Notes due 2008 filed as Exhibit 4.2 to our Registration Statement on Form S–4 (Registration No. 333–46361), filed on February 13, 1998, and incorporated by reference herein.

4.2	Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Form 8–K filed with the SEC on February 2, 2007 and incorporated by reference herein.

10.1+	1994 Stock Incentive Plan filed as Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.2+	1994 Stock Option Plan for Non–employee Directors filed as Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.3+	1997 Non–Qualified Employee Stock Purchase Plan filed as Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.4+	1999 Non–Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10–K for the year ended December 31, 2002 and incorporated by reference herein.

10.5+	1999 Non–Qualified Employee Stock Option Plan filed as Exhibit 10.5 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.6+	Non–Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.7+	Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10–Q for the quarter ended September 20, 2002, and filed with the SEC on November 14, 2002 and incorporated by reference herein.

10.8+	Split–Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10–K for the year ended December 31, 2002 and incorporated by reference herein.

10.9+	Split–Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10–K for the year ended December 31, 2002 and incorporated by reference herein.

10.10+	Split–Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10–K for the year ended December 31, 2002 and incorporated by reference herein.

10.11+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2006, filed as Exhibit 10.5 to our Form 8-K dated March 31, 2006 and incorporated by reference herein.

10.12+	Amended and Restated 2003 Stock Incentive Plan for Non–Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Form 8-K dated March 31, 2006 and incorporated by reference herein

Exhibits	Description

10.13+	Employment Agreement dated January 3, 2005 between Gregory S. Floerke and MasTec, Inc. filed as Exhibit 10.29 to our Form
8–K, filed with the SEC on January 7, 2005 and incorporated by reference herein.

10.14+	Split–Dollar Agreement effective July 16, 2004 between MasTec, Inc and Jose Mas, filed as Exhibit 10.30 to our Form 10–K for the year ended December 31, 2004 and filed with the SEC on March 31, 2005 and incorporated by reference herein.

10.15+	Employment Agreement dated February 1, 2004 between Michael G. Nearing and MasTec, Inc. , filed as Exhibit 10.32 to our Form 10–Q for the quarter ended March 31, 2005 and filed with the SEC on May 10, 2005, and incorporated by reference herein.

10.16	Amended and Restated Loan and Security Agreement dated as of May 10, 2005 between MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent, filed as Exhibit 10.1 to our Form 8–K filed with the SEC on May 12, 2005 and incorporated by reference herein.

10.17+	Amendment to Employment Agreement dated November 3, 2005 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10–Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.18+	Employment Agreement dated November 16, 2005 between MasTec, Inc. and Alberto de Cardenas filed as Exhibit 10.34 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.19+	Second Amendment to Employment Agreement dated December 19, 2005 by and between MasTec, Inc. and Austin J. Shanfelter filed as Exhibit 10.36 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.20+	1997 Annual Incentive Compensation Plan filed as Exhibit 10.37 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.21+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8–K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.22	Asset Purchase Agreement dated December 30, 2005, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.23+	Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Jorge Mas filed as Exhibit 10.40 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.24+	First Amendment to Deferred Bonus Agreement dated January 6, 2006 between MasTec Inc. and Jorge Mas filed as Exhibit 10.41 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.25+	Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.42 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.26+	First Amendment to Deferred Bonus Agreement dated January 6, 2006 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.43 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.27+	First Amendment to Split–Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated September 15, 2003 filed as Exhibit 10.44 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.28+	Second Amendment to Split–Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated January 6, 2006 filed as Exhibit 10.45 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.29+	First Amendment to Split–Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated May 4, 2003 filed as Exhibit 10.46 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.30+	Amendment to Split–Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.47 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.31+	Third Amendment to Split–Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.48 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.32+	First Amendment to Split–Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.49 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.33+	Second Amendment to Split–Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.50 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

Exhibits	Description

10.34+	First Amendment to Split–Dollar Agreement between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.51 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.35+	Amendment to Employment Agreement dated as of March 31, 2006 by and between MasTec, Inc. and C. Robert Campbell filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.36+	Amendment to Employment Agreement dated as of March 31, 2006 by and between MasTec, Inc. and A. de Cardenas filed as Exhibit 10.2 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein. Deferred Bonus Agreement dated as of April 3, 2006, by and between Jose Mas and MasTec, Inc. filed as Exhibit 10.3 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.37+	Separation Agreement and General Release entered into as of April 5, 2006 between MasTec, Inc. and Gregory Floerke, filed as Exhibit 10.6 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.38+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.39+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.40+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.41+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.42	First Amendment to Amended and Restated Loan and Security Agreement dated May 8, 2006 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent filed as Exhibit 10.52 to our Form 10–Q for the quarter ended March 31, 2006 and filed with the SEC on May 8, 2006, and incorporated by reference herein.

10.43+	Renewal – Employment Agreement dated as of August 3, 2006, by and between MasTec, Inc. and C. Robert Campbell filed as Exhibit 10.1 to our Form 10–Q for the quarter ended June 30, 2006 and filed with the SEC on August 3, 2006, and incorporated by reference herein

10.44	Second Amendment to the Amended and Restated Loan and Security Agreement dated November 7, 2006 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent filed as Exhibit 10.53 to our Form 10–Q for the quarter ended September 30, 2006 and filed with the SEC on November 9, 2006, and incorporated by reference herein.

10.45	Asset Purchase Agreement dated as of November 9, 2006 between MasTec North America, Inc. and LM-ITS Acquisition LLC filed as Exhibit 10.54 to our Form 10–Q for the quarter ended September 30, 2006 and filed with the SEC on November 9, 2006, and incorporated by reference herein.

10.46+	Employment Agreement dated as of January 1, 2007, by and between MasTec, Inc. and Robert Apple filed as Exhibit 10.1 to our Form 8-K filed with the SEC on December 8, 2006 and incorporated by reference herein.

10.47	Placement Agreement between MasTec, Inc., certain of MasTec’s subsidiaries, and Morgan Stanley & Co., Incorporated, as placement agent, dated January 24, 2007, filed as Exhibit 4.1 to the Form 8-K file with the SEC on January 25, 2007, and incorporated by reference herein.

10.48	Registration Rights Agreement between MasTec, Inc., certain of MasTec’s subsidiaries, and Morgan Stanley & Co., Incorporated, as placement agent, dated January 24, 2007, filed as Exhibit 4.2 to the Form 8-K filed with the SEC on January 31, 2007, and incorporated by reference herein.

10.49	Amended and Restated Asset Purchase Agreement dated February 14, 2007, by and between MasTec North America and Atlas Traffic Management Systems, LLC, filed as Exhibit 10.1 to the Form 8-K with the SEC on February

10.50*	Consent and Amendment, dated January 16, 2007, by and among MasTec, Inc., certain of the Company’s subsidiaries, the Lenders and Bank of America, N.A. in its capacity as collateral and administrative agent for the Lenders

10.51*	Consent and Amendment, dated February 6, 2007, by and among MasTec, Inc., certain of the Company’s subsidiaries, the Lenders and Bank of America, N.A. in its capacity as collateral and administrative agent for the Lenders.

21*	Subsidiaries of the MasTec, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002

31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002

32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 8, 2007.

MASTEC, INC.

/s/ AUSTIN J. SHANFELTER

Austin J. Shanfelter President and Chief Executive Officer (Principal Executive Officer)

/s/ C. ROBERT CAMPBELL

C. Robert Campbell Chief Financial Officer (Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2007.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors

/s/ AUSTIN J. SHANFELTER	President and Chief Executive Officer and Director
Austin J. Shanfelter	(Principal Executive Officer)

/s/ JOSE R. MAS Jose R. Mas	Executive Vice President and Vice Chairman of the Board of Directors

/s/ C. ROBERT CAMPBELL	Chief Financial Officer
C. Robert Campbell	(Principal Financial and Accounting Officer)

/s/ ERNST N. CSISZAR Ernst N. Csiszar	Director

/s/ CARLOS M. DE CESPEDES Carlos M. de Cespedes	Director

/s/ ROBERT J. DWYER Robert J. Dwyer	Director

/s/ FRANK E. JAUMOT Frank E. Jaumot	Director

/s/ JULIA L. JOHNSON Julia L. Johnson	Director

/s/ JOSE S. SORZANO Jose S. Sorzano	Director

/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director