Form 10-Q
period 2007-03-31
MASTEC INC
filed 2007-05-02
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Large accelerated filer                      ☒ Accelerated filer                     ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
     As of April 30, 2007, MasTec, Inc. had 65,607,201 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue	$240,996	$217,608
Costs of revenue, excluding depreciation	210,591	190,738
Depreciation	3,780	3,514
General and administrative expenses, including non-cash stock compensation expense of $1,967 in 2007 and $1,181 in 2006	19,679	16,131
Interest expense, net of interest income	2,795	3,496
Other income (expense), net	3,485	262

Income from continuing operations before minority interest	7,636	3,991
Minority interest	(617)	129

Income from continuing operations	7,019	4,120

Loss from discontinued operations	(5,349)	(8,344)

Net income (loss)	$1,670	$(4,224)

Basic net income (loss) per share:
Continuing operations	$0.11	$0.07
Discontinued operations	(0.08)	(0.14)

Total basic net income (loss) per share	$0.03	$(0.07)

Basic weighted average common shares outstanding	65,414	59,291

Diluted net income (loss) per share:
Continuing operations	$0.11	$0.07
Discontinued operations	(0.08)	(0.14)

Total diluted net income (loss) per share	$0.03	$(0.07)

Diluted weighted average common shares outstanding	66,586	61,028

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 in 2007 and 2006	$113,525	$87,993
Accounts receivable, unbilled revenue and retainage, net	162,950	163,608
Inventories	23,172	28,832
Income tax refund receivable	131	135
Prepaid expenses and other current assets	38,049	38,752
Current assets held for sale	1,478	20,600

Total current assets	339,305	339,920

Property and equipment, net	63,607	61,212
Goodwill and other intangibles	177,922	151,600
Deferred taxes, net	53,462	49,317
Other assets	24,969	43,405
Long-term assets held for sale	171	659

Total assets	$659,436	$646,113

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$2,390	$1,769
Accounts payable and accrued expenses	99,631	101,210
Other current liabilities	51,374	47,266
Current liabilities related to assets held for sale	1,383	25,633

Total current liabilities	154,778	175,878

Other liabilities	35,656	36,521
Long-term debt	157,699	128,407
Long-term liabilities related to assets held for sale	—	596

Total liabilities	348,133	341,402

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—

Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 65,541,556 and 65,182,437 shares in 2007 and 2006, respectively	6,554	6,518
Capital surplus	535,604	530,179
Accumulated deficit	(230,578)	(232,248)
Accumulated other comprehensive (loss) income	(277)	262

Total shareholders’ equity	311,303	304,711

Total liabilities and shareholders’ equity	$659,436	$646,113

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,670	$(4,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,959	3,943
Impairment of goodwill and assets	572	—
Non-cash stock and restricted stock compensation expense	1,967	1,423
(Gain) loss on sale of fixed assets	(3,246)	21
Write down of fixed assets	—	144
Provision for doubtful accounts	813	1,206
Provision for inventory obsolescence	—	264
Income from equity investment	(119)	(356)
Accrued losses on construction projects	—	1,062
Minority interest	617	(129)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	2,129	16,666
Inventories	12,159	9,765
Income tax refund receivable	4	(280)
Other assets, current and non-current portion	10,608	8,970
Accounts payable and accrued expenses	(11,690)	(19,669)
Other liabilities, current and non-current portion	(3,367)	(4,814)

Net cash provided by operating activities	16,076	13,992

Cash flows (used in) investing activities:
Cash paid for acquisitions, net of cash acquired and cash sold	(12,167)	(19,284)
Capital expenditures	(6,320)	(2,922)
Investments in unconsolidated companies	(925)	(1,905)
Investments in life insurance policies	(283)	(326)
Net proceeds from sale of assets	2,259	1,584

Net cash (used in) investing activities	(17,436)	(22,853)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	156,465
Proceeds from (payments) of other borrowings, net	150,031	(4,175)
Payments of capital lease obligations	(438)	(91)
Payments of senior subordinated notes	(121,000)	(75,000)
Proceeds from issuance of common stock pursuant to stock option exercises	432	1,693
Payments of financing costs	(3,195)	(28)

Net cash provided by financing activities	25,830	78,864

Net increase in cash and cash equivalents	24,470	70,003

Net effect of currency translation on cash	9	(2)
Cash and cash equivalents — beginning of period	89,046	2,024

Cash and cash equivalents — end of period	$113,525	$72,025

Cash paid during the period for:

Interest	$5,761	$8,517

Income taxes	$6	$9

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$882	$—
Auction receivable	$186	$262
Investment in unconsolidated companies	$—	$925
Accruals for inventory at quarter-end	$21,253	$17,795
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
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. The results of operations for the periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates for us include the recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While we believe that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
Note 3 — Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 4, in the first quarter of 2007, we began consolidating the financial statements of an entity in which we acquired majority ownership effective February 1, 2007.
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

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Comprehensive income (loss) consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$1,670	$(4,224)
Foreign currency translation gain (loss)	9	(3)

Comprehensive income (loss)	$1,679	$(4,227)

(c) Basic and Diluted Net Income (Loss) Per Share
     The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the three months ended March 31, 2007, diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 1,172,732 shares. For the three months ended March 31, 2006, diluted net income (loss) per common share includes the effect of 1,737,426 shares of common stock equivalents.
(d) Valuation of Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we conduct, on at least an annual basis, a review of our reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS No. 142.
     As discussed in Note 7, we wrote-off approximately $0.4 million in goodwill in connection with our decision to sell our Canadian operations.
     During the three months ended March 31, 2007, we recorded approximately $26.4 million of goodwill and other intangible assets in connection with the acquisition described in Note 4.
(e) Accrued Insurance
     MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $3 million for its automobile liability policy. We have excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. These insurance liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an aggregate annual deductible of $100,000. The accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period.
(f) Stock Based Compensation
     We use the Black-Scholes valuation model to estimate the fair value of options to purchase our common stock and use the ratable method (an accelerated method of expense recognition under SFAS 123R) to amortize compensation expense over the vesting period of the grant.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The fair value of each option granted was estimated using the following assumptions:

For the Three Months Ended
March 31,
	2007	2006
Expected life — employees	4.26 — 7.00 years	4.26 — 7.00 years
Expected life — executives	5.74 — 9.74 years	5.74 — 9.74 years
Volatility percentage	40% — 55%	40% — 65%
Interest rate	4.54% — 4.84%	4.82% — 4.90%
Dividends	None	None
Forfeiture rate	7.26%	7.11%
     Total non-cash stock compensation expense for the three months ended March 31, 2007 and 2006 was $2.0 million and $1.2 million, respectively, which is included in general and administrative expense in the condensed unaudited consolidated statements of operations.
     Non-cash compensation expense related to stock options amounted to approximately $1.5 million, and $1.3 million, respectively, during the three months ended March 31, 2007 and 2006, of which $0 and $0.2 million, respectively, is included in loss from discontinued operations and $1.5 million and $1.0 million, respectively, is included in general and administrative expense in the condensed unaudited consolidated statements of operations. Included in general and administrative expense for the three month period ended March 31, 2006 is approximately $0.3 million of compensation expense related to accelerations of stock options that occurred in the three months ended March 31, 2006. These accelerations were a result of certain benefits given to employees who ceased employment during the three month period. During the three months ended March 31, 2007 and 2006, we did not grant any stock options to employees and executives.
     We also grant restricted stock, which is valued based on the market price of our common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through March 31, 2007, we have issued 245,918 shares of restricted stock valued at approximately $2.9 million which is being expensed over various vesting periods (12 months to 3 years). Total unearned compensation related to restricted stock grants as of March 31, 2007 is approximately $0.4 million. Restricted stock expense for the three months ended March 31, 2007 and 2006 is approximately $0.5 million and $0.2 million, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations.
(g) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. In addition, as discussed in Note 7, in March 2007 we reached the decision to sell substantially all of our Canadian operations. Accordingly, the net loss for these operations for the three months ended March 31, 2006 have been reclassified from the prior period presentation as a loss from discontinued operations in our condensed unaudited consolidated statements of operations. In addition, current and long-term assets, as well as current and non-current liabilities, have been reclassified on the consolidated balance sheet as of December 31, 2006 to conform to the current presentation.
(h) Equity investments
     We had one investment through January 2007 which was accounted for by the equity method as we owned 49% of the entity and we had the ability to exercise significant influence over the operational policies of the limited liability company. Our share of earnings or losses in this investment through January 2007 is included as other income, net in the condensed unaudited consolidated statements of operations. As discussed in Note 4, effective February 1, 2007, we acquired the remaining 51% equity interest in this entity, and accordingly, we have consolidated the operations of this entity with our results commencing in February 2007. As of December 31, 2006, our investment exceeded the net equity of such investment and the excess is considered to be equity goodwill.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
(i) Fair value of financial instruments
     We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At March 31, 2007, the fair value of our outstanding senior notes was approximately $151.6 million. At December 31, 2006, the fair value of our outstanding senior subordinated notes was approximately $121.0 million based on quoted market values.
(j) Income taxes
     We conduct business in the United States, as well as various territories outside of the United States. As a result, through one or more of our subsidiaries, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities in certain foreign locations, including such major jurisdictions as Canada, Brazil and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.
     We are currently under audit by the Internal Revenue Service for the 2004 tax year. It is likely that the examination phase of the audit will conclude in 2007, and based on the outcome of this examination, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns, will change from those recorded for uncertain income tax positions in our financial statements at January 1, 2007. In addition, the outcome of the examination may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Given the procedures for finalizing audits by the Internal Revenue Service, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions.
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) in the first quarter of 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements.
     We recorded the cumulative effect of applying FIN 48 of $1.9 million as an adjustment to the opening balance of deferred tax assets, and an offset to the valuation allowance on that deferred tax asset. As of the adoption date, we had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense.
Note 4 — Acquisition of Remaining 51% Interest in Equity Investment
     We had a 49% interest in DirectStar TV LLC, a limited liability company that provides customer activation marketing services for DIRECTV®. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments were expected to be made to the third party from which the interest was

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
purchased. The contingent payments were to be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first five quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006, October 10, 2006 and January 10, 2007. The January 10, 2007 amount is included in accrued expenses and other assets at December 31, 2006. In March 2006, the venture requested a total capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec.
     Effective February 1, 2007, we acquired the remaining 51% equity interest in this investment which had been previously accounted for by the equity method because we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the company. As a result of our acquisition of the remaining 51% equity interest, we have consolidated the operations of this entity with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued to the seller 300,000 shares of our common stock. This purchase price is subject to adjustments pending a second quarter 2007 review of the acquisition date balance sheet. We have also agreed to pay the seller an earn-out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, including a change of control of MasTec or the entity or in certain cases a termination of the service agreement, the remaining earn-out payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in this entity. In connection with the acquisition, on April 13, 2007, we filed a registration statement to register for resale 200,000 shares of the total shares issued to the seller and have agreed to use our commercially reasonable efforts to cause such registration statement to become effective.
     Amounts allocated to tangible and intangible assets are estimated pending the completion of independent appraisals and additional analysis currently in process. The estimated preliminary purchase price allocation for the 51% acquisition of this entity is based on fair-value of each of the components as of February 1, 2007 (in thousands):

Net assets	$3,281
Tradename	476
Non-compete agreement	311
Other intangibles	6,055
Goodwill	1,588

Purchase price	$11,711

     The purchase price for the original 49% equity interest exceeded the carrying value of the net assets as of original acquisition date and accordingly the excess is considered goodwill.
     The non-compete agreements are in force with the former shareholders of the acquired entity and are being amortized over their contractual life.
     Prior to the acquisition of the remaining 51% equity interest, we have accounted for this investment using the equity method as we had the ability to exercise significant influence over the financial and operational policies of this limited liability company. We recognized approximately $0.1 million and $0.4 million in equity income during the three months ended March 31, 2007 and 2006, respectively. As of December 31, 2006, we had an investment balance of approximately $15.7 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 5 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Deferred tax assets	$3,494	$7,639
Notes receivable	5,194	1,356
Non-trade receivables	12,209	14,664
Other investments	5,371	5,548
Prepaid expenses and deposits	10,814	7,249
Other	967	2,296

Total prepaid expenses and other current assets	$38,049	$38,752

     Other non-current assets consist of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Investment in real estate	$1,683	$1,683
Equity investment	—	15,719
Long-term portion of deferred financing costs, net	5,441	2,486
Cash surrender value of insurance policies	7,938	7,654
Insurance escrow	3,357	6,564
Long-term portion of notes receivable	200	3,150
Other receivables	2,910	2,910
Other	3,440	3,239

Total other assets	$24,969	$43,405

     Other current and non-current liabilities consist of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Current liabilities:
Accrued compensation	$14,156	$10,980
Accrued insurance	17,007	16,784
Billings in excess of costs	5,014	3,122
Accrued professional fees	3,125	4,810
Accrued interest	1,906	3,907
Accrued losses on contracts	187	410
Accrued payments related to equity investment	—	925
Other	9,979	6,328

Total other current liabilities	$51,374	$47,266

	March 31,	December 31,
	2007	2006
Non-current liabilities:
Accrued insurance	$32,686	$34,158
Minority interest	2,922	2,305
Other	48	58

Total other liabilities	$35,656	$36,521

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 6 — Debt
     Debt is comprised of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Revolving credit facility at LIBOR (5.35% as of March 31, 2007 and 5.36% as of December 31, 2006) plus 1.75% as of March 31, 2007 and at LIBOR plus 1.25% as of December 31, 2006 or, at MasTec’s option, the bank’s base rate (8.25% as of March 31, 2007 and December 31, 2006) plus 0.25% at March 31, 2007	$—	$—

7.625% senior notes due February 2017	150,000	—

7.75% senior subordinated notes due February 2008	—	120,970

Capital lease obligations	8,617	8,045

Notes payable for equipment, at interest rates from 2.9% to 7.0% due in installments through the year 2008	1,049	1,161

Other notes payable	423	—

Total debt	160,089	130,176
Less current maturities	(2,390)	(1,769)

Long-term debt	$157,699	$128,407

Revolving Credit Facility
     We have a secured revolving credit facility under which we may borrow up to $150 million, subject to reserves of $5.0 million, and other adjustments and restrictions (the “Credit Facility”). The Credit Facility expires on May 10, 2010. Deferred financing costs related to the Credit Facility are included in prepaid expenses and other current assets and other assets in the condensed unaudited consolidated balance sheets.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the Credit Facility. As of March 31, 2007 and December 31, 2006, net availability under the Credit Facility totaled $25.6 million and $35.1 million, respectively, which includes outstanding standby letters of credit aggregating $88.3 million and $83.3 million as of such dates, respectively. At March 31, 2007, $69.1 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all wholly-owned subsidiaries collateralize the Credit Facility. At March 31, 2007 and December 31, 2006, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The Credit Facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.
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

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     MasTec is required to be in compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0 measured on a monthly basis and certain events are triggered if the net availability under the Credit Facility is under $20.0 million at any given day. The Credit Facility further provides that once net availability equals or exceeds $20.0 million for 90 consecutive days, the fixed charge ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of March 31, 2007 because at that time the net availability under the Credit Facility was approximately $25.6 million and net availability did not decline below $20.0 million on any given day during the period.
Senior Notes
     On January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due February 2017 in a private placement. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. On April 13, 2007, we filed a registration statement with respect to a registered offer to exchange the unregistered notes for registered notes with substantially identical terms. We have agreed to use our best efforts to cause this registration to become effective. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our outstanding 7.75% senior subordinated notes due February 2008 plus interest on March 2, 2007. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes. As of March 31, 2007, we had outstanding $150.0 million in principal amount of these 7.625% senior notes. Interest is due semi-annually. The notes are redeemable, in whole or in part, at our option at anytime on or after February 1, 2012. The initial redemption price is 103.813% of the principal amount, plus accrued interest. The redemption price will decline each year after 2012 and will be 100% of the principal amount, plus accrued interest, beginning on February 1, 2015. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
Capital Lease Obligations
     During 2007, we entered into agreements which provided financing for various machinery and equipment totaling $0.9 million. These capital leases are non-cash transactions and, accordingly, have been excluded from the condensed unaudited consolidated statements of cash flows. These leases range between 60 and 96 months and have effective interest rates ranging from 4.47% to 7.26%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. As of March 31, 2007, we had $8.6 million in total indebtedness relating to the capital leases, of which $7.2 million was considered long-term.
Note 7 — Discontinued Operations
     On March 30, 2007, our board of directors voted to sell substantially all of our Canadian operations. The decision to sell was made after our evaluation of short and long-term prospects for these operations. Due to this decision, the operations in Canada have been accounted for as discontinued operations for all periods presented. In addition, we reviewed the carrying value of the net assets related to our Canadian operations. During the three month period ended March 31, 2007 we wrote-off $0.4 million in goodwill in connection with our decision to sell substantially all of our Canadian net assets. In addition, based on management’s estimate and the expected selling price, we recorded a non-cash impairment charge of approximately $0.2 million.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Cash	$954	$1,053
Accounts receivable, net	179	352
Prepaid expenses and other current assets	345	383

Current assets held for sale	$1,478	$1,788

Property and equipment, net	$157	$188
Other assets	14	401

Long-term assets held for sale	$171	$589

Current liabilities related to assets held for sale	$1,383	$687

Long-term liabilities related to assets held for sale	$—	$—

     The following table summarizes the results of our Canadian operations (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Revenue	$668	$1,144
Cost of revenue	(822)	(1,219)
Operating and other expenses	(774)	(440)

Loss from operations before benefit for income taxes	$(928)	$(515)
Benefit for income taxes	—	—

Net loss	$(928)	$(515)

     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented. In addition, we reviewed all projects in process to determine estimated to complete amounts were materially accurate and all projects with an estimated loss were accrued. A review of the carrying value of property and equipment related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Management assumed a one year cash flow and estimated a selling price using a weighted probability cash flow approach based on management’s estimates.
     On February 14, 2007, we sold the state of Department of Transportation related projects and underlying net assets. We agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. The sales price of $1.0 million was paid in cash paid at closing. In addition, the buyer is required to pay us an earn out up to $12.0 million contingent on future operations of the projects sold to the buyer. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earn out payments. While the buyer of the state Department of Transportation related projects has indemnified us for all contracts and liabilities sold, and has agreed to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure, if the buyer were unable to meet its contractual obligations to a customer and the surety paid the amounts due under the bond, the surety would seek reimbursement of such amounts from us. The closing was effective February 1, 2007 to the extent set forth in the purchase agreement. As a result of this sale, we recorded an impairment charge of $44.5 million during the year ended December 31, 2006 calculated using the estimated sales price and management’s estimate of closing costs and other liabilities. In connection with the execution of the sales agreement in the first quarter of 2007, we recorded an additional $2.9 million charge in connection with this transaction.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the state Department of Transportation operations as of December 31, 2006 (in thousands):

December 31,
2006
Accounts receivable, net	$10,315
Inventory	8,461
Other current assets	37

Current assets held for sale	$18,813

Property and equipment, net	$—
Long-term assets	70

Long-term assets held for sale	$70

Current liabilities related to assets held for sale	$24,946

Long-term liabilities related to assets held for sale	$596

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Revenue	$5,663	$24,664
Cost of revenue	(6,311)	(29,270)
Operating and other expenses	(3,780)	(3,073)

Loss from operations before benefit for income taxes	$(4,428)	$(7,679)
Benefit for income taxes	—	—

Net loss	$(4,428)	$(7,679)

     During the fourth quarter of 2004, we ceased performing new services in the network services operations. On May 24, 2006, we sold certain of these network services operations assets to a third party for $0.2 million consisting of $0.1 million in cash and a promissory note in the principal amount of $0.1 million. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. These operations have been classified as a discontinued operation in all periods presented. The net income for the network services operations was immaterial for both the three months ended March 31, 2007 and 2006, respectively.
     The following table summarizes the assets and liabilities of the network services operations as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Current assets	$292	$201
Non current assets	34	34
Current liabilities	568	618
Non current liabilities	—	—
Shareholder’s (deficit) equity	(242)	(383)
     In March 2004, we ceased performing services for customers in Brazil, abandoned all assets of our Brazil subsidiary and made a determination to exit the Brazil market. The abandoned Brazil subsidiary has been classified as a discontinued operation. In November 2006, the subsidiary applied for relief and was adjudicated bankrupt by a Brazilian bankruptcy court. The subsidiary is currently being liquidated under court supervision. For the three months ended March 31, 2007 and 2006, the expenses incurred by the Brazilian subsidiary were principally related to legal fees incurred in connection with the bankruptcy proceedings. For the three months ended March 31, 2007 and 2006, the net loss from the Brazilian operations was immaterial.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the assets and liabilities for the Brazil operations as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Current assets	$290	$290
Non-current assets	—	—
Current liabilities	19,455	19,455
Non-current liabilities	2,170	2,170
Accumulated foreign currency translation	(21,335)	(21,335)
Note 8 — Commitments and Contingencies
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier has retained the rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We are also seeking reimbursement of expenses incurred by us which we believe are reimbursable by our excess insurance carrier. We believe the claims of the excess insurance carrier are without merit and plan to continue vigorously pursuing this action. Although a district court ruled in March 2007 that there is no coverage provided under the excess policy, we disagree and intend to vigorously pursue an appeal. We are also pursuing claims against the insurance broker for any losses arising from the same issue involving notice.
Note 9 — Concentrations of Risk
     We provide services to our customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Communications	$179,564	$155,695
Utilities	51,062	53,744
Government	10,370	8,169

	$240,996	$217,608

     We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. We believe our billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2007, 55.3% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 45.7% and 9.6%, respectively, of the total revenue for the three months ended March 31, 2007. During the three months ended March 31, 2006, two customers accounted for 52.5% of our total revenue. Revenue from these two customers accounted for 38.1% and 14.4%, respectively, of the total revenue for the three months ended March 31, 2006.
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We maintain an allowance for doubtful accounts of $8.5 million and $11.6 million as of March 31, 2007 and December 31, 2006, respectively, for both specific customers and as a reserve against other uncollectible accounts receivable. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, our reserve covers the accounts receivable related to customers that filed for bankruptcy protection. As of March 31, 2007 and December 31, 2006, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $10.4 million, of which $4.1 million is specifically reserved. Based on the analytical process described above, management believes that we will recover the net amounts recorded. The decrease in reserves is due to certain specific reserves being written off against the receivable in the three months ended March 31, 2007. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 10 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp., in which Jorge Mas, our Chairman and Jose Mas, our President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, is Chairman, Chief Executive Officer, a director and a shareholder of Neff Corp. During the three months ending March 31, 2007 and 2006, we paid Neff $0.4 million and $0.2 million, respectively. We believe the amount paid to Neff was equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     We provide the services of certain marketing and sales personnel to an entity which was previously 49% owned by us. These services are reimbursed to us at cost. During the quarter ended March 31, 2007, total payments received from this entity amounted to approximately $1.1 million.
     We charter aircrafts from a third party who leases two of its aircraft from entities in which Jorge Mas, our Chairman of the Board of Directors, and Jose Mas, our President and Chief Executive Officer, have an ownership interest. We paid this unrelated chartering company approximately $0.3 million during the three month period ended March 31, 2007 and $42,000 during the three month period ended March 31, 2006.
     During the three month period ended March 31, 2007 and 2006, we had an arrangement with a customer whereby we leased employees to the customer and charged approximately $60,000 and $61,000, respectively, to the customer. Jorge Mas, our Chairman of the Board, and Jose Mas, our President and Chief Executive Officer, are minority owners of this customer.
     MasTec has entered into split dollar agreements with key executives and former executives, and with the Chairman of our Board of Directors. During the three months ended March 31, 2007 and 2006, we paid $283,000 and $325,000, respectively, in premiums in connection with these split dollar agreements.
     In December 2006, we sold a property used in our operations for $3.5 million to an entity whose principal is also a principal of our 51% owned subsidiary. We have received a note in the amount of $2.8 million due December 2007, and guaranteed by the principal noted above. Concurrent with the sale of this property, we entered into a month-to-month lease agreement at $25,000 per month. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease-An Amendment of FASB Statements No. 13, 66 and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” we recognized a gain on this sale of approximately $2.5 million in the first quarter of 2007.
Note 11 — New Accounting Pronouncements
     On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS 157. We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

MASTEC, INC.
Notes to the Condensed Unaudited Consolidated Financial Statements
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-04”). EITF 06-04 reached a consensus that for a split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FAS No. 106 or Opinion 12 (depending upon whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This consensus is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 06-04, if any, on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-05, “Accounting for Purchase of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04”, (“EITF 06-05”). EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policy holder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is effective for fiscal years beginning after December 15, 2006. The implementation of this pronouncement did not have a material effect on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88 and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its financial statements. The funded status is measured as the difference between plan assets at fair value and the plan’s specific benefit obligation, which would be the projected benefit obligation. Under SFAS 158, the gains or losses and prior service cost or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2008. We do not expect this pronouncement to have a material effect on our consolidated financial statements.
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
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” These statements became effective January 1, 2007 and did not have a material effect on our consolidated financial statements.
Note 12 — Subsequent Events
     As discussed in Note 7, on April 10, 2007, we sold substantially all of our Canadian operations for a sales price of approximately $1.0 million. The purchase price is subject to adjustments based on the value of the net assets sold as of March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
     On March 30, 2007, our board of directors voted to sell substantially all of our Canadian assets and liabilities. On April 10, 2007, we sold substantially all of our Canadian net assets for approximately $1.0 million. The purchase price is subject to adjustments based on the value of the net assets acquired as of March 31, 2007. As a result of our decision to sell substantially all of our Canadian net assets, we wrote-off approximately $0.4 million in goodwill and recorded a non-cash impairment charge of approximately $0.2 million.
     On February 14, 2007, we sold substantially all of our state Department of Transportation related projects and underlying net assets. We kept certain assets and liabilities related to the state Department of Transportation related projects. See “Item 1A. Risk Factors — We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects that were sold in February 2007” included in our most recent Annual Report on Form 10-K. A sales price of $1.0 million was paid at closing. In addition, the buyer is required to pay us an earn out of up to $12.0 million contingent on the future operations of the projects sold to the buyer. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earn out payments. See Note 7 in Part 1. Item 1. Financial Statements.
     Effective February 1, 2007, we acquired the remaining 51% equity interest in an investment which had been previously accounted for by the equity method because we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the company. As a result of our acquisition of the remaining 51% equity interest, we will consolidate the operations of this entity with our results commencing in February 2007. See Note 4 in Part 1. Item 1. Financial Statements.
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

Revenue
     We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Communications	$179,564	155,695
Utilities	51,062	53,744
Government	10,370	8,169

	$240,996	$217,608

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

     Revenue by type of contract is as follows (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Master service and other service agreements	$181,827	$169,864
Installation/construction projects agreements	59,169	47,744

	$240,996	$217,608

Costs of Revenue
     Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, fuel, subcontractor costs, equipment leases and rental, materials not provided by our customers, and insurance. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We also immediately recognize the full amount of any estimated loss on fixed fee projects if the estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
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
Discontinued Operations
     In March 2007, we declared our Canadian operations a discontinued operation due to our intention to sell this operation. Accordingly, results of operations for all periods presented of our Canadian operations have been classified as discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations. On April 10, 2007, we sold substantially all of our Canadian assets and liabilities. See Note 12 in Part 1. Item 1. Financial Statements.
     In December 2005, we declared our state Department of Transportation related projects and assets a discontinued operation due to our intention to sell substantially all these projects and assets. Accordingly, results of operations for all periods presented of substantially all of our state Department of Transportation related projects and assets have been classified as discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations. On February 14, 2007, we sold our State Department of Transportation related projects and net assets. See Note 7 in Part 1. Item 1. Financial Statements.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ materially from these estimates. Refer to Note 3 to our consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments with legal counsel, of the expected outcome of such litigation or expected resolution of such contingency. If the final outcome of such litigation and contingencies differs significantly from our current expectations, such outcome could result in a charge to earnings. See Note 8 to our condensed unaudited consolidated financial statements in Part I. Item 1. and Part II. Item 1. to this Form 10-Q for updates to our description of legal proceedings and commitments and contingencies.
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three months ended March 31, 2006 of the net loss for our Canadian operations to discontinued operations from the prior period presentation (in thousands):

	For the Three Months Ended March 31,
	2007		2006
Revenue	$240,996	100.0%	$217,608	100.0%
Costs of revenue, excluding depreciation	210,591	87.4%	190,738	87.7%
Depreciation	3,780	1.6%	3,514	1.6%
General and administrative expenses	19,679	8.2%	16,131	7.4%
Interest expense, net of interest income	2,795	1.2%	3,496	1.6%
Other income (expense), net	3,485	1.4%	262	0.1%

Income (loss) from continuing operations before minority interest	7,636	3.2%	3,991	1.8%
Minority interest	(617)	(0.3)%	129	0.1%

Income (loss) from continuing operations	7,019	2.9%	4,120	1.9%
Loss from discontinued operations	(5,349)	(2.2)%	(8,344)	(3.8)%

Net income (loss)	$1,670	0.7%	$(4,224)	(1.9)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenue. Our revenue was $241.0 million for the three months ended March 31, 2007, compared to $217.6 million for the same period in 2006, representing an increase of $23.4 million or 10.7%. This increase was due primarily to increased revenue of approximately $27.3 million from DIRECTV® due to a greater number of work orders and subscriber activations, and to higher revenue of $6.9 million from Verizon due to additional work orders. These increases in revenue were partially offset by a decrease in revenue of $13.8 million from BellSouth (now AT&T) and $3.4 million from Florida Power & Light.
     Costs of Revenue. Our costs of revenue were $210.6 million or 87.4% of revenue for the three months ended March 31, 2007, compared to $190.7 million or 87.7% of revenue for the same period in 2006. The $19.9 million increase in costs of revenue is consistent with the overall increase in revenue discussed above, as operating margins were relatively consistent.
     Depreciation. Depreciation was $3.8 million for the three months ended March 31, 2007, compared to $3.5 million for the same period in 2006, representing an increase of $0.3 million or 7.6%. The increase in depreciation expense in the three months ended March 31, 2007 was due primarily to our increase in capital expenditures resulting from our entering into capital leases for our fleet requirements.

     General and administrative expenses. General and administrative expenses were $19.7 million or 8.2% of revenue for the three months ended March 31, 2007, compared to $16.1 million or 7.4% of revenue for the same period in 2006, representing an increase of $3.5 million. This increase is partly due to an increase in payroll costs of $0.6 million, consistent with an overall increase in operating activities. Non-cash stock compensation expense increased to $2.0 million in the quarter ended March 31, 2007, compared to $1.2 million for the same period in 2006, representing an increase of $0.8 million. The increase in general and administrative expenses was also due to additional legal and professional fees, which increased by approximately $0.5 million to $3.1 million during the three months ended March 31, 2007 compared to the same period in 2006. Further, we recorded $0.8 million more in bad debt expense in first quarter 2007 as compared to the same period in 2006. This is largely associated with higher levels of revenue and our evaluation of the collectibility of our accounts receivable.
     Interest expense, net. Interest expense, net of interest income was $2.8 million or 1.2% of revenue for the three months ended March 31, 2007, compared to $3.5 million or 1.6% of revenue for the same period in 2006 representing a decrease of approximately $0.7 million or 20.1%. The decrease of $0.7 million was due to higher interest income, which increased from $0.8 million in first quarter of 2006 to $2.0 million in first quarter of 2007, largely due to higher outstanding cash balances. Offsetting this increase in interest income was the write-off of $0.5 million in unamortized deferred financing costs in connection with our redemption of the $121.0 million principal on our 7.75% senior subordinated notes.
     Other income (expense), net. Other income, net was $3.5 million for the three months ended March 31, 2007, compared to $0.3 million in the three months ended March 31, 2006, representing an increase of $3.2 million. The increase is mainly attributed to approximately $2.5 million recognized during the three months ended March 31, 2007 on the sale of property in addition to increased gains on the sale of equipment.
     Minority interest. Minority interest for GlobeTec Construction, LLC resulted in a charge of $0.6 million for the three months ended March 31, 2007, compared to a reduction of expense of $0.1 million for the same period in 2006, representing an increase in minority interest charge of $0.7 million. Our investment in GlobeTec Construction LLC experienced net income in the three months ended March 31, 2007, as compared to a loss in the same period in 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian operations, our network services operations, our state Department of Transportation related projects and assets, as well as our Canadian operations was $5.3 million for the three months ended March 31, 2007 compared to a loss of $8.3 million for the three months ended March 31, 2006. The net loss for our state Department of Transportation related projects and assets amounted to $4.4 million for the three months ended March 31, 2007 compared to a net loss of $7.7 million for the three months ended March 31, 2006. Effective February 1, 2007, we sold our state Department of Transportation related projects and underlying assets. Therefore, the results of operations for our state Department of Transportation related projects and assets are only included for one month during the three month period ended March 31, 2007 compared to three months during the comparable period in 2006. Furthermore, the loss from our state Department of Transportation related projects and assets, includes a loss of $2.9 million in connection with the execution of the sales agreement during the first quarter of 2007. In addition, the net loss attributed to our Canadian operations was $0.9 million during the three month period ended March 31, 2007 compared to $0.5 million during the three month period ended March 31, 2006. In our other discontinued operations, during the three months ended March 31, 2007 we had a net income of $7,000 compared to a net loss of $150,000 during the comparable period in 2006.

Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, borrowings under our credit facility, capital leases, and proceeds from sales of assets and investments. On January 31, 2007, we also issued $150.0 million of 7.625% senior notes due February 2017. On March 2, 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest. In February 2007, we used $15.0 million in connection with the acquisition of the remaining 51% equity interest in our previous 49% owned investment. The remaining net proceeds from the senior note offering will be used for working capital, possible acquisitions of assets and businesses and other general corporate purposes. On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.5 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price of substantially all of the assets and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008, including the payment of related interest.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, equity investment and earn out obligations and debt service. In January 2006, our lenders issued a $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. In November 2006, our lenders issued an $18.0 million letter of credit to our insurance carrier related to our current insurance plans simultaneously with the insurance carrier returning cash collateral of $18.0 million plus all accrued interest to us. Following the January 2007 issuance of the $150.0 million senior notes due 2017, our semi-annual interest payments have been increased to approximately $5.7 million for the senior notes from approximately $4.7 million. In addition to ordinary course working capital requirements, we estimate that we will spend between $20.0 million to $40.0 million per year on capital expenditures. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase in 2007 from this estimate. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales. In addition, in connection with certain acquisitions including the DSSI acquisition and our acquisition of the remaining 51% equity interest in our equity investment described below, we have agreed to pay the sellers certain equity investment and earn out obligations which are generally based on the future performance of the investment or acquired business.
     As discussed above, effective February 1, 2007, we acquired the remaining 51% equity interest in an investment in which we had previously owned 49%. We paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest. We also issued to the seller 300,000 shares of our common stock. We agreed to pay the seller an earn out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers to manage the business. Under certain circumstances, including a change of control of MasTec or the entity or in certain cases a termination of the service agreement, the remaining earn out payments will be accelerated and become payable. Under the purchase agreement, we may be required to invest up to an additional $3.0 million in this entity.
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
     As of March 31, 2007, we had $184.5 million in working capital compared to $164.0 million as of December 31, 2006. Cash and cash equivalents increased from $88.0 million at December 31, 2006 to $113.5 million at March 31, 2007 mainly due to net proceeds from our senior notes.

     Net cash provided by operating activities was $16.1 million for the three months ended March 31, 2007 compared to $14.0 million for the three months ended March 31, 2006. The net cash provided by operating activities in the three months ended March 31, 2007 was primarily related to the timing of cash payments to vendors and sources of cash from other assets, inventory management, as well as to improved earnings. The net cash provided in operating activities during the three months ended March 31, 2006 was primarily related to the timing of cash payments to vendors and sources of cash collections from customers, as well as the management of inventory and other assets.
     Net cash used in investing activities was $17.4 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $22.9 million for the three months ended March 31, 2006. Net cash used in investing activities during the three months ended March 31, 2007 primarily related to $12.2 million used in connection with acquisitions made net of cash acquired and $6.3 million used for capital expenditures offset by $2.3 million in net proceeds from the sale of assets. Net cash used in investing activities during the three months ended March 31, 2006 primarily related to cash payments made in connection with the DSSI acquisition of $19.3 million, capital expenditures in the amount of $2.9 million and payments related to our equity investment in the amount of $1.9 million offset by $1.6 million in net proceeds from sales of assets.
     Net cash provided by financing activities was $25.8 million for the three months ended March 31, 2007 compared to $78.9 million for the three months ended March 31, 2006. Net cash provided by financing activities in the three months ended March 31, 2007 was mainly due to proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007 partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in February 2007 and $3.2 million in payments of financing costs. Net cash provided by financing activities in the three months ended March 31, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $1.7 million partially offset by the redemption of $75.0 million principal on our senior subordinated notes and payments for borrowings of $4.2 million.
     Cash used in discontinued operations in the three months ended March 31, 2007 was $5.6 million. This mainly consisted of $5.5 million in cash used in operating activities, mostly attributed to our net loss from these operations.
     We have a secured revolving credit facility for our operations which was amended and restated on May 10, 2006 increasing the maximum amount of availability from $125 million to $150 million subject to reserves of $5.0 million, and other adjustments and restrictions. The costs related to this amendment were $2.6 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2010. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet. Based on our improved financial position, on May 8, 2006, we were able to amend our credit facility to reduce the interest rate margins charged on borrowings and letters of credit. This amendment also increases the permitted maximum purchase price of an acquisition, increases permitted receivable concentration of certain customers, increases the permitted capital expenditures and debt baskets, and reduces the required minimum fixed charge coverage ratio if net availability falls below $20.0 million. On November 7, 2006, we amended our credit facility and provided our insurer with an $18 million letter of credit under the facility simultaneously with the insurer returning cash collateral of $18 million plus all accrued interest to us. As collateral for this letter of credit, we pledged $18 million to our lenders under the Credit Facility. This increase in the outstanding balance in letter of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable and equipment which can result in borrowing availability of less than the full amount of the credit facility. As of March 31, 2007 and December 31, 2006, net availability under the credit facility totaled $25.6 million and $35.1 million, respectively, which included outstanding standby letters of credit aggregating $88.3 million and $83.3 million in each period, respectively. At March 31, 2007, $69.1 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of the operating subsidiaries. Substantially all wholly-owned subsidiaries collateralize the facility. At March 31, 2007 and December 31, 2006, we had no outstanding cash draws under the credit facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.75% or the LIBOR rate (as defined in the credit facility) plus a margin of between 1.25% and 2.25%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.375%, which may be adjusted to as low as 0.250%.

     If the net availability under the credit facility is under $20.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. Our operations are required to comply with this fixed charge coverage ratio if these conditions of availability are not met. The credit facility further provides that once net availability is greater than or equal to $20.0 million for 90 consecutive days, the fixed charge coverage ratio will no longer apply. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of March 31, 2007, because at that time net availability under the credit facility was $25.6 million and net availability did not reduce below $20.0 million on any given day during the period.
     Based upon the amendment of the credit facility, our current availability, net proceeds from the sale of common stock, liquidity and projections for 2007, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements for the remainder of 2007. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2007 projections and this may adversely affect our ability to remain in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the credit facility at March 31, 2007.
     As of March 31, 2007, $150.0 million of our 7.625% senior notes due in February 2017, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: the credit facility (up to $200 million), renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness among others: the indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At March 31, 2007, the cost to complete on our $194.0 million performance and payment bonds was $35.9 million.
New Accounting Pronouncements
     See Note 11 to our condensed unaudited consolidated financial statements in Part 1. Item 1. Financial Statements to this Form 10-Q for certain new accounting pronouncements.
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
Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We are also affected by changes in fuel costs which increased significantly in 2007 and 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings under the credit facility at March 31, 2007.
Interest Rate Risk
     Less than 1% of our outstanding debt at March 31, 2007 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150.0 million (face value) in senior notes. The carrying value and market value of our debt at March 31, 2007 was $151.6 million. Based upon debt balances outstanding at March 31, 2007, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our interest expense.
Foreign Currency Risk
     We have an investment in a subsidiary in Canada and sell our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at March 31, 2007 of U.S. dollar equivalents was a net asset of $0.3 million as of March 31, 2007 compared to $1.7 million at December 31, 2006.
     Our Canada subsidiary sells services and pays for products and services in Canadian dollars. A decrease in the Canadian foreign currency relative to the U.S. dollar could adversely impact our margins. An assumed 10% depreciation of the foreign currency relative to the U.S. dollar over the three months ended March 31, 2007 (i.e., in addition to actual exchange experience) would have resulted in a translation reduction of our revenue by $0.1 million in the three months ended March 31, 2007.
     As the assets, liabilities and transactions of our Canada subsidiary are denominated in Canadian dollars, the results and financial condition are subject to translation adjustments upon their conversion into U.S. dollars for our financial reporting purposes. A 10% decline in this foreign currency relative to the U.S. dollar over the course of the three months ended March 31, 2007 (i.e., in addition to actual exchange experience) would have resulted in a reduction in our foreign subsidiaries’ translated operating loss of $0.1 million in the three months ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 8 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
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
     In the three months ended March 31, 2007, we derived approximately 45.7% and 9.6% of our revenue from DIRECTV® and Verizon, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from any of these customer reduces significantly, which could result in reduced profitability and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On February 6, 2007, we acquired the remaining 51% interest in our minority owned joint venture for $8.65 million in cash in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations under the venture, 300,000 shares of MasTec common stock (the “MasTec Shares”), and an earn-out through the eighth anniversary of the closing date based on the venture’s future performance. MasTec issued these shares of its common stock to the seller of the joint venture interest in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). On April 13, 2007, we filed a registration statement under the Securities Act to register the resale of 200,000 of the MasTec Shares, and have agreed to use our commercially reasonable efforts to cause such registration statement to become effective.
ITEM 5. OTHER INFORMATION
     On May 2, 2007, MasTec, a recently acquired new subsidiary of MasTec (the “New Guarantor”), and U.S. Bank National Association, as trustee, entered into a supplemental indenture effective as of March 31, 2007 to the indenture dated as of January 31, 2007 among MasTec, U.S. Bank National Association, as trustee, and each of the MasTec subsidiary guarantors set forth therein. Pursuant to the terms of the supplemental indenture, the New Guarantor has agreed, to be jointly and severally liable with all existing MasTec subsidiary guarantors, to provide an unconditional guarantee of MasTec’s 7.625% senior notes on the terms and subject to the conditions set forth in the indenture and to be bound by all other applicable provisions of the indenture and the 7.625% senior notes. The foregoing description of the supplemental indenture is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference thereto.
ITEM 6. EXHIBITS

Exhibit No.	Description
4.1*	Supplemental Indenture dated as of May 2, 2007 among MasTec Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2007	MASTEC, INC.
/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)