Form 10-Q
period 2007-06-30
MASTEC INC
filed 2007-08-01
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
     As of July 30, 2007, MasTec, Inc. had 66,263,727 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$256,284	$230,516	$497,280	$448,124
Costs of revenue, excluding depreciation	213,327	196,718	424,348	387,455
Depreciation	4,082	3,456	7,862	6,970
General and administrative expenses, including non-cash stock compensation expense of $1,500 and $3,467, respectively, in 2007 and $2,043 and $3,224, respectively, in 2006	20,234	16,994	39,482	33,125
Interest expense, net of interest income	2,120	2,362	4,915	5,857
Other income (expense), net	573	1,634	4,057	1,894

Income from continuing operations before minority interest	17,094	12,620	24,730	16,611
Minority interest	(1,035)	(323)	(1,652)	(194)

Income from continuing operations	16,059	12,297	23,078	16,417

Loss from discontinued operations	(158)	(35,954)	(5,507)	(44,298)

Net income (loss)	$15,901	$(23,657)	$17,571	$(27,881)

Basic net income (loss) per share:
Continuing operations	$0.24	$0.19	$0.35	$0.26
Discontinued operations	(0.00)	(0.56)	(0.08)	(0.71)

Total basic net income (loss) per share	$0.24	$(0.37)	$0.27	$(0.45)

Basic weighted average common shares outstanding	65,854	64,752	65,634	62,021

Diluted net income (loss) per share:
Continuing operations	$0.24	$0.19	$0.34	$0.26
Discontinued operations	(0.00)	(0.54)	(0.08)	(0.70)

Total diluted net income (loss) per share	$0.24	$(0.36)	$0.26	$(0.44)

Diluted weighted average common shares outstanding	67,431	66,463	67,075	63,715

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents, including restricted cash of $18,050 in 2007 and $18,000 in 2006	$119,463	$87,993
Accounts receivable, unbilled revenue and retainage, net	166,547	163,608
Inventories	22,960	28,832
Income tax refund receivable	131	135
Prepaid expenses and other current assets	33,363	38,752
Current assets held for sale	—	20,600

Total current assets	342,464	339,920

Property and equipment, net	71,749	61,212
Goodwill and other intangibles	181,013	151,600
Deferred taxes, net	52,652	49,317
Other assets	27,448	43,405
Long-term assets held for sale	—	659

Total assets	$675,326	$646,113

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$2,900	$1,769
Accounts payable and accrued expenses	85,441	101,210
Other current liabilities	59,821	47,266
Current liabilities related to assets held for sale	—	25,633

Total current liabilities	148,162	175,878

Other liabilities	34,364	36,521
Long-term debt	160,780	128,407
Long-term liabilities related to assets held for sale	—	596

Total liabilities	343,306	341,402

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 66,213,912 and 65,182,437 shares in 2007 and 2006, respectively	6,621	6,518
Capital surplus	540,353	530,179
Accumulated deficit	(214,677)	(232,248)
Accumulated other comprehensive (loss) income	(277)	262

Total shareholders’ equity	332,020	304,711

Total liabilities and shareholders’ equity	$675,326	$646,113

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$17,571	$(27,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,134	7,796
Impairment of goodwill and assets	572	20,845
Non-cash stock and restricted stock compensation expense	3,467	3,465
Gain on sale of fixed assets	(3,670)	(361)
Write down of fixed assets	—	144
Provision for doubtful accounts	1,705	3,446
Provision for inventory obsolescence	—	240
Income from equity investment	(119)	(1,563)
Accrued losses on construction projects	—	2,626
Minority interest	1,652	194
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	8,898	1,480
Inventories	8,364	1,431
Income tax refund receivable	4	546
Other assets, current and non-current portion	10,503	14,463
Accounts payable and accrued expenses	(21,944)	(14,790)
Other liabilities, current and non-current portion	(7,882)	(1,689)

Net cash provided by operating activities	27,255	10,392

Cash flows (used in) investing activities:
Cash paid for acquisitions, net of cash acquired and cash sold	(11,213)	(19,284)
Capital expenditures	(14,813)	(10,273)
Investments in unconsolidated companies	(1,025)	(2,830)
Investments in life insurance policies	(539)	(610)
Payments received from sub-leases	—	286
Net proceeds from sale of assets	3,544	1,940

Net cash used in investing activities	(24,046)	(30,771)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	156,465
Payments of other borrowings, net	149,187	(3,801)
Payments of capital lease obligations	(942)	(182)
Payments of senior subordinated notes	(121,000)	(75,000)
Proceeds from issuance of common stock pursuant to stock option exercises	3,748	3,404
Payments of financing costs	(3,794)	(28)

Net cash provided by financing activities	27,199	80,858

Net increase in cash and cash equivalents	30,408	60,479
Net effect of currency translation on cash	9	52
Cash and cash equivalents — beginning of period	89,046	2,024

Cash and cash equivalents — end of period	$119,463	$62,555

Cash paid during the period for:
Interest	$6,416	$8,945

Income taxes	$74	$215

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$5,317	$6,450
Auction receivable	$175	$231
Investment in unconsolidated companies	$—	$925
Accruals for inventory at quarter-end	$11,132	$6,288
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
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006. In our opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.
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
     Comprehensive income (loss) consisted of the following (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$15,901	$(23,657)	$17,571	$(27,881)
Foreign currency translation gain	—	61	9	58

Comprehensive income (loss)	$15,901	$(23,596)	$17,580	$(27,823)

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(c) Basic and Diluted Net Income (Loss) Per Share
     The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the three and six months ended June 30, 2007, diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of approximately 1,577,000 shares and 1,441,000 shares, respectively. For the three and six months ended June 30, 2006, diluted net income (loss) per common share includes the effect of approximately 1,711,000 shares and 1,694,000 shares, respectively, of common stock equivalents.
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
     As discussed in Note 7, we wrote-off approximately $0.4 million in goodwill in connection with our decision to sell our Canadian operations during the six month period ended June 30, 2007.
     During the six months ended June 30, 2007, we recorded approximately $29.4 million of goodwill and other intangible assets in connection with the acquisition described in Note 4.
(e) Accrued Insurance
     MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $3 million for its automobile liability policy. We have excess umbrella coverage for losses in excess of the primary coverages of up to $100 million per claim and in the aggregate. These insurance liabilities are actuarially determined on a quarterly basis for unpaid claims and associated expenses, including the ultimate liability for claims incurred and an estimate of claims incurred but not reported. During the three month period ended June 30, 2007, we changed the discount factor used in estimating the actuarial insurance reserve for our workers’ compensation, general liability and auto liability policies from a spot rate of 5.2% applied to all future expected cash outflows, to the Citigroup Pension Discount Curve, which was developed to improve the matching of discount rates across multiple periods with projected future cash outflows in those periods. The curve is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity to better reflect the settlement rate used to discount estimated future cash payments. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an aggregate annual deductible of $100,000. The accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period.
(f) Stock Based Compensation
     We have granted to employees and others restricted stock and options to purchase our common stock. Total non-cash stock compensation expense for the three months ended June 30, 2007 and 2006 was $1.5 million and $2.0 million, respectively, which is included in general and administrative expense in the condensed unaudited consolidated statements of operations. Total non-cash stock compensation expense for the six months ended June 30, 2007 and 2006 was $3.5 million and $3.4 million, respectively, of which $0 million and $0.2 million, respectively, was included in loss

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
from discontinued operations, and $3.5 million and $3.2 million, respectively, is included in general and administrative expense in the condensed unaudited consolidated statements of operations.
     Non-cash compensation expense related to stock options amounted to approximately $1.0 million and $1.7 million, respectively, during the three months ended June 30, 2007 and 2006, which is included in general and administrative expense in the condensed unaudited consolidated statements of operations. Included in general and administrative expense for the three month period ended June 30, 2006 is approximately $0.1 million of compensation expense related to the acceleration of stock option grants that occurred in the three months ended June 30, 2006. These accelerations were a result of certain benefits given to employees whose employment ceased during the three month period. There were no options granted during the three months ended June 30, 2007. During the three months ended June 30, 2006, we granted to certain employees, directors and executives the right to purchase 799,500 shares of MasTec’s common stock at the current market price per share at the time of the option grant. The options granted during the three months ended June 30, 2006 had a weighted average exercise price of $13.92 per share. The weighted average fair value of options granted during the three month period ended June 30, 2006 was $8.52 per share.
     Non-cash compensation expense related to stock options amounted to approximately $2.5 million, and $2.9 million, respectively, during the six months ended June 30, 2007 and 2006, of which $0.2 million for 2006 is included in loss from discontinued operations, and $2.5 million and $2.7 million, respectively, is included in general and administrative expense in the condensed unaudited consolidated statements of operations. Included in general and administrative expense for the six month period ended June 30, 2006 is approximately $0.4 million of compensation expense related to the acceleration of stock option grants that occurred in the six months ended June 30, 2006. These accelerations were a result of certain benefits given to employees whose employment ceased during the six month period. There were no options granted during the six months ended June 30, 2007. During the six months ended June 30, 2006, we granted to certain employees, directors and executives the right to purchase 799,500 shares of MasTec’s common stock at the current market price per share at the time of the option grant. The options granted during the six months ended June 30, 2006 had a weighted average exercise price of $13.92 per share. The weighted average fair value of options granted during the six month period ended June 30, 2006 was $8.52 per share.
     We use the Black-Scholes valuation model to estimate the fair value of options to purchase our common stock and use the ratable method (an accelerated method of expense recognition under SFAS 123R) to amortize compensation expense over the vesting period of the option grant.
     The fair value of each option granted was estimated using the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life — employees	4.26 — 7.00 years	4.26 — 6.26 years	4.26 — 7.00 years	4.26 — 6.29 years
Expected life — executives	5.74 — 9.74 years	5.74 — 9.74 years	5.74 — 9.74 years	5.74 — 9.74 years
Volatility percentage	40% — 55%	40% — 65%	40% — 60%	40% — 65%
Interest rate	4.54% — 4.84%	5.08% — 5.16%	4.96% — 5.10%	4.97% — 5.14%
Dividends	None	None	None	None
Forfeiture rate	7.26%	7.27%	7.48%	7.19%
     We also sometimes grant restricted stock, which is valued based on the market price of our common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through June 30, 2007, we have issued 507,357 shares of restricted stock valued at approximately $5.5 million which is being expensed over various vesting periods (12 months to 4 years). Total unearned compensation related to restricted stock grants as of June 30, 2007 is approximately $2.7 million. Restricted stock expense for the three and six months ended June 30, 2007 is approximately $0.4 million and $1.0 million, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations. Restricted stock expense for the three and six months ended June 30, 2006 was

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
approximately $0.4 million and $0.6 million, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations.
(g) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. In addition, as discussed in Note 7, in March 2007 we reached the decision to sell substantially all of our Canadian operations. Accordingly, the net loss for these operations for the three and six months ended June 30, 2006 have been reclassified from the prior period presentation as a loss from discontinued operations in our condensed unaudited consolidated statements of operations. In addition, current and long-term assets, as well as current and non-current liabilities, have been reclassified on the consolidated balance sheet as of December 31, 2006 to conform to the current presentation.
(h) Equity investments
     Through January 2007 we owned 49% in DirectStar TV LLC (“DirectStar”). We accounted for our 49% interest under the equity method as we had the ability to exercise significant influence, but not control, over the operational policies of the company. Our share of earnings or losses in this investment through January 2007 is included as other income, net in the condensed unaudited consolidated statements of operations. As discussed in Note 4, effective February 1, 2007, we acquired the remaining 51% equity interest in this entity, and accordingly, we have consolidated their operations with our results commencing in February 2007. As of December 31, 2006, our investment in DirectStar exceeded the net equity of such investment and the excess is considered to be equity goodwill.
(i) Fair value of financial instruments
     We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At June 30, 2007, the fair value of our outstanding senior notes was approximately $150.4 million. At December 31, 2006, the fair value of our outstanding senior subordinated notes was approximately $121.0 million.
(j) Income taxes
     In the past, we conducted business in the United States, as well as various territories outside of the United States. As a result, through one or more of our subsidiaries, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities in certain foreign locations, including such major jurisdictions as Canada, Brazil and the United States. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003.
     We are currently under audit by the Internal Revenue Service for the 2004 tax year. The examination phase of the audit concluded in the three months ended June 30, 2007, and we have received preliminary indication that the IRS will recommend no change to the tax return we filed for that year. Until such time as we receive a formal notice of conclusion to this audit, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns could change from those recorded for uncertain income tax positions in our financial statements. In addition, the outcome of the examination may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods. Given the procedures for finalizing audits by the Internal Revenue Service, it is not possible to estimate the impact of changes, if any, to previously recorded uncertain tax positions.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
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
     On January 1, 2007, we recorded the cumulative effect of applying FIN 48 of $1.9 million as an adjustment to the balance of deferred tax assets, and an offset to the valuation allowance on that deferred tax asset. As of the adoption date, we had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense.
Note 4 — Acquisition of Remaining 51% Interest in an Equity Method Investment
     As discussed in Note 3, we had a 49% interest in DirectStar. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments were expected to be made to the third party from which the interest was purchased. The contingent payments were to be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first five quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006, October 10, 2006 and January 10, 2007. The January 10, 2007 amount is included in accrued expenses and other assets at December 31, 2006. In March 2006, DirectStar requested an additional capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec.
     Effective February 1, 2007, we acquired the remaining 51% equity interest in this investment. As a result of our acquisition of the remaining 51% equity interest, we have consolidated the operations of DirectStar with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued to the seller 300,000 shares of our common stock. This purchase price is subject to adjustments pending finalization of a review of the acquisition date balance sheet. Based on the finalization of this review, we may have to pay the seller additional amounts. We have also agreed to pay the seller an earn-out through the eighth anniversary of the closing date based on the future performance of the acquired business. In connection with the purchase, we entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, including a change of control of MasTec or DirectStar or in certain cases a termination of the service agreement, the remaining earn-out payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in DirectStar. In connection with the acquisition, on April 13, 2007, we filed a registration statement to register for resale 200,000 shares of the total shares issued to the seller. On May 15, 2007, this registration statement was declared effective by the SEC.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Amounts allocated to tangible and intangible assets are estimated pending the completion of independent appraisals and additional analysis currently in process. The estimated preliminary purchase price allocation for the 51% acquisition of this entity is based on the fair-value of each of the components as of February 1, 2007 (in thousands):

Net assets	$3,281
Tradename	476
Non-compete agreement	311
Other intangibles	6,055
Goodwill	1,588

Purchase price	$11,711

     The purchase price for the original 49% equity interest exceeded the carrying value of the net assets as of original acquisition date and accordingly the excess was considered goodwill.
     The non-compete agreements are in force with the former shareholders of the acquired entity and are being amortized over their contractual life.
     Prior to the acquisition of the remaining 51% equity interest, we accounted for this investment using the equity method as we had the ability to exercise significant influence over the financial and operational policies of this limited liability company. We recognized approximately $0 and $1.2 million in equity income during the three months ended June 30, 2007 and 2006, respectively, and approximately $0.1 million and $1.6 million during the six months ended June 30, 2007 and 2006, respectively. As of December 31, 2006, we had an investment balance of approximately $15.7 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.
Note 5 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Deferred tax assets	$4,304	$7,639
Notes receivable	3,727	213
Non-trade receivables	7,608	14,664
Other investments	4,890	5,548
Prepaid expenses and deposits	8,635	7,249
Other	4,199	3,439

Total prepaid expenses and other current assets	$33,363	$38,752

     Other non-current assets consist of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Investment in real estate	$1,683	$1,683
Equity investment	100	15,719
Long-term portion of deferred financing costs, net	5,250	2,486
Cash surrender value of insurance policies	8,194	7,654
Insurance escrow	3,323	6,564
Long-term portion of notes receivable	200	3,150
Other receivables	2,910	2,910
Other	5,788	3,239

Total other assets	$27,448	$43,405

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Other current and non-current liabilities consist of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Current liabilities:
Accrued compensation	$11,310	$10,980
Accrued insurance	15,834	16,784
Billings in excess of costs	7,550	3,122
Accrued professional fees	3,823	4,810
Accrued interest	4,766	3,907
Obligations related to acquisitions	3,039	—
Accrued losses on contracts	166	410
Accrued payments related to equity investment	—	925
Other	13,333	6,328

Total other current liabilities	$59,821	$47,266

	June 30,	December 31,
	2007	2006
Non-current liabilities:
Accrued insurance	$31,277	$34,158
Minority interest	2,969	2,305
Other	118	58

Total other liabilities	$34,364	$36,521

Note 6 — Debt
     Debt is comprised of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Revolving credit facility at LIBOR (5.36% as of June 30, 2007 and 5.36% as of December 31, 2006) plus 1.125% as of June 30, 2007 and 1.25% as of December 31, 2006 or, at MasTec’s option, the bank’s base rate (8.25% as of June 30, 2007 and as of December 31, 2006)	$—	$—

7.625% senior notes due February 2017	150,000	—

7.75% senior subordinated notes due February 2008	—	120,970

Capital lease obligations	12,508	8,045

Notes payable for equipment, at interest rates from 2.9% to 7.0% due in installments through the year 2010	913	1,161

Other notes payable	259	—

Total debt	163,680	130,176
Less current maturities	(2,900)	(1,769)

Long-term debt	$160,780	$128,407

Revolving Credit Facility
     We have a secured revolving credit facility under which we may borrow up to $150 million, subject to certain adjustments and restrictions (the “Credit Facility”). Pursuant to an amendment of the Credit Facility that became effective June 30, 2007, the expiration date of the Credit Facility was extended from May 10, 2010 to May 10, 2012. As discussed in Note 12, “Subsequent Events”, this amendment also reduced the interest rate margin applied to borrowings

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
and increased the maximum available amount we can borrow at any given time, among other things. Deferred financing costs related to the Credit Facility are included in prepaid expenses and other current assets, and in other assets in the condensed unaudited consolidated balance sheets.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. As of June 30, 2007 and December 31, 2006, net availability under the Credit Facility totaled $38.0 million and $35.1 million, respectively, which includes outstanding standby letters of credit aggregating $90.7 million and $83.3 million as of such dates, respectively. At June 30, 2007, $69.1 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all of our wholly-owned subsidiaries collateralize the Credit Facility. At June 30, 2007 and December 31, 2006, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. Through December 31, 2007, the Credit Facility provides that the margin over LIBOR will be no higher than 1.125%. The Credit Facility includes an unused facility fee of 0.25%.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions, creating liens against our assets, prepaying other indebtedness including our 7.625% senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility.
     MasTec is required to be in compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0 measured on a monthly basis and certain events are triggered if the net availability under the Credit Facility does not exceed $15.0 million. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the Credit Facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of June 30, 2007 because at that time the net availability under the Credit Facility did not decline below the required threshold specified above.
Senior Notes
     On January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due February 2017 in a private placement. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. On May 29, 2007, a registration statement registering the unregistered notes was declared effective by the SEC. On May 29, 2007, we commenced an exchange offer whereby holders of our unregistered notes were able to exchange those notes for registered notes. On June 29, 2007, all of the holders of our unregistered notes tendered their unregistered notes for exchange and received a like amount of registered notes in the exchange. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our outstanding 7.75% senior subordinated notes due February 2008 plus interest on March 2, 2007. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes. As of June 30, 2007, we had outstanding $150.0 million in principal amount of these 7.625% senior notes. Interest is due semi-annually. The notes are redeemable, in whole or in part, at our option at anytime on or after February 1, 2012. The initial redemption price is 103.813% of the principal amount, plus accrued interest. The redemption price will decline each year after 2012 and will be 100% of the principal amount, plus accrued interest, beginning on February 1, 2015. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     For the three months ended June 30, 2007, our non-guarantor subsidiaries had revenues of $12.1 million or 4.7% of our consolidated revenues and income from continuing operations of $1.1 million, or 6.7% of our consolidated income from continuing operations. For the six months ended June 30, 2007, our non-guarantor subsidiaries had revenues of $20.5 million, or 4.1% of our consolidated revenues and income from continuing operations of $1.7 million, or 7.5% of our consolidated income from continuing operations. For the three months ended June 30, 2006, our non-guarantor subsidiaries had revenues of $5.4 million or 2.3% of our consolidated revenues and income from continuing operations of $0.2 million or 1.8% of our consolidated income from continuing operations. For the six months ended June 30, 2006, our non-guarantor subsidiaries had revenues of $9.7 million or 2.2% of our consolidated revenues and income from continuing operations of $31,000 or 0.2% of our consolidated income from continuing operations. At June 30, 2007 and December 31, 2006, our non-guarantor subsidiaries had total assets of $18.7 million and $11.5 million, respectively.
Capital Lease Obligations
     During 2007, we entered into agreements which provided financing for various machinery and equipment totaling $5.3 million. These capital leases are non-cash transactions and, accordingly, have been excluded from the condensed unaudited consolidated statements of cash flows. These leases range between 60 and 96 months and have effective interest rates ranging from 4.45% to 7.26%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. As of June 30, 2007, we had $12.5 million in total indebtedness relating to the capital leases, of which $10.4 million was considered long-term.
Note 7 — Discontinued Operations
     On March 30, 2007, our board of directors voted to sell substantially all of our Canadian operations. The decision to sell was made after our evaluation of short and long-term prospects for these operations. Due to this decision, the operations in Canada have been accounted for as discontinued operations for all periods presented. In addition, we reviewed the carrying value of the net assets related to our Canadian operations. During the six month period ended June 30, 2007 we wrote-off $0.4 million in goodwill in connection with our decision to sell substantially all of our Canadian net assets. In addition, based on management’s estimate and the expected selling price, we recorded a non-cash impairment charge of approximately $0.2 million.
     On April 10, 2007, we sold substantially all of our Canadian operations for a sales price of approximately $1.0 million. The purchase price is subject to adjustments based on the value of net assets sold as of March 31, 2007.
     The following table summarizes the assets and liabilities related to our Canadian operations as of December 31, 2006 (in thousands):

December 31,
2006
Cash	$1,053
Accounts receivable, net	352
Prepaid expenses and other current assets	383
Current assets	$1,788

Property and equipment, net	$188
Other assets	401

Long-term assets	$589

Current liabilities	$687

Long-term liabilities	$—

     As of June 30, 2007, assets and liabilities retained from our Canadian operations included cash and other current assets of approximately $1.0 million, and current liabilities of approximately $0.9 million.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the results of our Canadian operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$7	$1,584	$675	$2,728
Cost of revenue	(1)	(1,407)	(823)	(2,626)
Operating and other expenses	(164)	(396)	(939)	(836)

Loss from operations before benefit for income taxes	(158)	(219)	(1,087)	(734)
Benefit for income taxes	—	—	—	—

Net loss	$(158)	$(219)	$(1,087)	$(734)

     On December 31, 2005, the executive committee of our board of directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of, among other things, short and long-term prospects. Due to this decision, the projects and assets that were for sale had been accounted for as discontinued operations for all periods presented. In addition, we reviewed all projects in process to determine if the estimated to complete amounts were materially accurate and all projects with an estimated loss were accrued for. A review of the carrying value of property and equipment related to the state Department of Transportation projects and assets was conducted in connection with the decision to sell these projects and assets. Management assumed a one year cash flow and estimated a selling price using a weighted probability cash flow approach based on management’s estimates.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$—	$22,402	$5,663	$47,066
Cost of revenue	—	(33,545)	(6,311)	(62,815)
Operating and other expenses.	—	(24,546)	(3,780)	(27,620)

Loss from operations before benefit for income taxes	—	(35,689)	(4,428)	(43,369)
Benefit for income taxes	—	—	—	—

Net loss	$—	$(35,689)	$(4,428)	$(43,369)

     During the fourth quarter of 2004, we ceased performing new services in the network services operations. On May 24, 2006, we sold certain of these network services operations assets to a third party for $0.2 million consisting of $0.1 million in cash and a promissory note in the principal amount of $0.1 million. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. These operations have been classified as a discontinued operation in all periods presented. The net income for the network services operations was immaterial for both the three and six months ended June 30, 2007 and 2006, respectively.
Note 8 — Commitments and Contingencies
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after the County refused payment due on regular contract invoices of $6.3 million and refused to process change orders submitted to the County on or after November 29, 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done, interest and anticipated profits. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action seeking significant damages for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes. The amount of revenue recognized on the Coos County project that remained uncollected in accounts receivable on the June 30, 2007 balance sheet amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but which we believe are due to us under the terms of the contract. The matter is currently being prepared for trial, expected during 2008. We have incurred substantial costs in connection with this claim and will continue to do so until the resolution of the matter. The outcome of the matter is uncertain and an unfavorable outcome could have a material adverse effect on our results of operations, however, we believe we will recover the uncollected receivable.
     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers”, and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the County’s project. While we do not agree that the notices were appropriate or justified, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. Through December 31, 2005 mitigation efforts have cost MasTec approximately $1.4 million. These costs were included in the costs on the project at December 31, 2005 and December 31, 2004. No further mitigation expenses were incurred in 2006 or are anticipated. On March 30, 2006, the Corps of Engineers brought a complaint in a federal district court against us and the County and are seeking significant damages. The matter is expected to go to trial in the fall of 2007. We are contesting this action vigorously, but can provide no assurance that a favorable outcome will be

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
reached. The outcome of the matter is uncertain and an unfavorable outcome could have a material adverse effect on our results of operations.
     We have a $0.1 million accrued liability in our unaudited consolidated balance sheet as of June 30, 2007 relating to all unresolved Coos County matters and unpaid settlements reached described above.
Note 9 — Concentrations of Risk
     We provide services to our customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Communications	$189,530	$163,243	$367,700	$318,887
Utilities	51,702	59,462	103,395	114,226
Government	15,052	7,811	26,185	15,011

	$256,284	$230,516	$497,280	$448,124

     We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. We believe our billing and collection policies are adequate to minimize potential credit risk. During the three months ended June 30, 2007, 53.4% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 42.7% and 10.7%, respectively, of the total revenue for the three months ended June 30, 2007. During the three months ended June 30, 2006, two customers accounted for 46.2% of our total revenue. Revenue from these two customers accounted for 34.2% and 12.0%, respectively, of the total revenue for the three months ended June 30, 2006. During the six months ended June 30, 2007, 54.5% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 44.1% and 10.4%, respectively, of the total revenue for the six months ended June 30, 2007. During the six months ended June 30, 2006, two customers accounted for 49.2% of our total revenue. Revenue from these two customers accounted for 36.1% and 13.1%, respectively, of the total revenue for the six months ended June 30, 2006.
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We maintain an allowance for doubtful accounts of $8.9 million and $11.6 million as of June 30, 2007 and December 31, 2006, respectively, for both specific customers and as a reserve against other uncollectible accounts receivable. The decrease in reserves is due to certain specific reserves being written off against the receivable in the six months ended June 30, 2007. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, our reserve covers the accounts receivable related to customers that filed for bankruptcy protection. As of June 30, 2007 and December 31, 2006, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $9.9 million, of which $4.4 million is specifically reserved. Based on the analytical process described above, management believes that we will recover the net amounts recorded. Should additional customers file for bankruptcy or experience financial difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 10 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff board of directors. During the three months ending June 30, 2007 and 2006, we paid Neff approximately $0.5 million and $0.2 million, respectively, and $0.9 million and $0.4 million during the six months ended June 30, 2007 and 2006, respectively. We believe the amounts paid to Neff was equivalent to the payments that would have been made between unrelated parties for similar transactions acting on an at arms length basis.
     We provide the services of certain marketing and sales personnel to an entity which was previously 49% owned by us. These services are reimbursed to us at cost. During the six months ended June 30, 2007, total payments received from this entity amounted to approximately $1.1 million.
     We charter aircrafts from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, have an ownership interest. We paid this unrelated chartering company approximately $0.2 million and $0.6 million during the three and six month period ended June 30, 2007, respectively, and $0.1 million and $0.2 million during the three and six month period ended June 30, 2006, respectively.
     During the three month period ended June 30, 2007 and 2006, we had an arrangement with a customer whereby we leased employees to the customer and charged approximately $0.1 million and $0.1 million, respectively, to the customer. We leased employees to this customer and charged approximately $0.2 million and $0.2 million during the six month period ended June 30, 2007 and 2006, respectively. Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, are minority owners of this customer.
     MasTec has entered into split dollar agreements with key executives and former executives, and with the Chairman of our Board of Directors. During the three months ended June 30, 2007 and 2006, we paid approximately $0.3 million and $0.3 million, respectively, in premiums in connection with these split dollar agreements and approximately $0.5 million and $0.6 million during the six month period ended June 30, 2007 and 2006, respectively.
     In December 2006, we sold a property used in our operations for $3.5 million to an entity whose principal is also a principal of our 51% owned subsidiary. We have received a note in the amount of $2.8 million due December 2007, and guaranteed by the principal noted above. Concurrent with the sale of this property, we entered into a month-to-month lease agreement at $25,000 per month. In the second quarter of 2007 we terminated this lease. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease-An Amendment of FASB Statements No. 13, 66 and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” we recognized a gain on this sale of approximately $2.5 million in the first quarter of 2007.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 12 — Subsequent Events
     On July 18, 2007, we acquired an additional 5% ownership interest in GlobeTec Construction LLC for $0.4 million. As a result of this investment, our ownership interest in GlobeTec increased from 51% to 56%.
     As discussed in Note 6, on July 31, 2007, we amended our secured revolving credit facility. The effective date of the amendment is June 30, 2007. Pursuant to this amendment, the expiration of the credit facility was extended from May 10, 2010 to May 10, 2012. Other significant changes to the credit facility resulting from this amendment include:
•	An accordion feature was added which allows us to request an increase in the maximum amount borrowed under the Credit Facility from $150.0 million to $200.0 million, if certain criteria under the Credit Facility is met.

•	The maximum margin applied to the bank’s base rate was reduced from 0.75% to 0.50%.

•	The maximum margin applied to the LIBOR-based loans was reduced from 2.25% to 2.00%, and no higher than 1.125% through December 31, 2007.

•	The maximum unused line fee was reduced from 0.375% to 0.25%.

•	The net availability amount below which we must be in compliance with a fixed charge ratio covenant of 1.1 to 1.0 decreased from $20.0 million to $15.0 million (subject to adjustment if the maximum amount we may borrow under the Credit Facility is adjusted).
     We are obligated to pay a fee of $0.2 million in connection with this amendment to our Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
     On March 30, 2007, our board of directors voted to sell substantially all of our Canadian assets and liabilities. On April 10, 2007, we sold substantially all of our Canadian net assets for approximately $1.0 million. The purchase price is subject to adjustments based on the value of the net assets acquired as of March 31, 2007. As a result of our decision to sell substantially all of our Canadian net assets, we wrote-off approximately $0.4 million in goodwill and recorded a non-cash impairment charge of approximately $0.2 million during the three month period ended March 31, 2007. See Note 7 in Part I. Item 1. Financial Statements.
     On February 14, 2007, we sold substantially all of our state Department of Transportation related projects and underlying net assets. We kept certain assets and liabilities related to the state Department of Transportation projects. See “Item 1A. Risk Factors — We have agreed to keep certain assets and liabilities related to the state Department of Transportation related projects that were sold in February 2007” included in our most recent Annual Report on Form 10-K. A sales price of $1.0 million was paid at closing. In addition, the buyer is required to pay us an earn out of up to $12.0 million contingent on the future operations of the projects sold to the buyer. However, as the earn out is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earn out payments. See Note 7 in Part I. Item 1. Financial Statements.
     Effective February 1, 2007, we acquired the remaining 51% equity interest in DirectStar, an investment which had been previously accounted for by the equity method. As a result of our acquisition of the remaining 51% equity interest, we have consolidated the operations of this entity with our results beginning in February 2007. See Note 4 in Part I. Item 1. Financial Statements.
     On January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due February 2017. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our 7.75% senior subordinated notes due February 2008 plus interest. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes.

Revenue
     We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Communications	$189,530	$163,243	$367,700	$318,887
Utilities	51,702	59,462	103,395	114,226
Government	15,052	7,811	26,185	15,011

	$256,284	$230,516	$497,280	$448,124

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
     The remainder of our work is generated pursuant to contracts for specific installation and construction projects or jobs. For installation/construction projects, we recognize revenue on the units-of-delivery or percentage-of-completion methods. Revenue on unit based projects is recognized using the units-of-delivery method. Under the units-of-delivery method, revenue is recognized as the units are completed at the contractually agreed price per unit. For certain customers with unit based installation and construction projects, we recognize revenue after the service is performed and the work orders are approved to ensure that collectibility is probable from these customers. Revenue from completed work orders not collected in accordance with the payment terms established with these customers is not recognized until collection is assured. Revenue on non-unit based contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer. If, as work progresses, the actual costs of a project exceed estimates, the profit recognized on revenue from that project decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.

     Revenue by type of contract is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Master service and other service agreements	$183,934	$171,411	$365,738	$341,275
Installation/construction projects agreements	72,350	59,105	131,542	106,849

	$256,284	$230,516	$497,280	$448,124

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
     Our customers generally supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales because such materials are purchased by the customer. The customer determines the specifications of the materials that are to be utilized to perform installation/construction services. We are only responsible for the performance of the installation/construction services and not the materials for any contract that includes customer furnished materials nor do we have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer furnished materials.
General and Administrative Expenses
     General and administrative expenses include all costs of our management and administrative personnel, provisions for bad debts, rent, utilities, travel, business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.
Discontinued Operations
     In March 2007, we declared our Canadian operations a discontinued operation due to our decision to sell this operation. Accordingly, results of operations for all periods presented of our Canadian operations have been classified as discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations. On April 10, 2007, we sold substantially all of our Canadian assets and liabilities. See Note 7 in Part I. Item 1. Financial Statements.
     In December 2005, we declared our state Department of Transportation related projects and assets a discontinued operation due to our decision to sell substantially all these projects and assets. Accordingly, results of operations for all periods presented of substantially all of our state Department of Transportation related projects and assets have been classified as discontinued operations and all financial information for all periods presented reflects these operations as discontinued operations. On February 14, 2007, we sold our state Department of Transportation related projects and net assets. See Note 7 in Part I. Item 1. Financial Statements.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ materially from these estimates. Refer to Note 3 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments of the expected outcome. If the final outcome of any litigation or contingencies differs significantly from our current expectations, a charge to earnings could result. See Note 8 to our condensed unaudited consolidated financial statements in Part I. Item 1. and Part II. Item 1. to this Form 10-Q for updates to our description of legal proceedings and commitments and contingencies.
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three months and six months ended June 30, 2006 of the net loss for our Canadian operations to discontinued operations from the prior period presentation (in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
Revenue	$256,284	100.0%	$230,516	100.0%	$497,280	100.0%	$448,124	100.0%
Costs of revenue, excluding depreciation	213,327	83.2%	196,718	85.3%	424,348	85.3%	387,455	86.5%
Depreciation	4,082	1.6%	3,456	1.5%	7,862	1.6%	6,970	1.6%
General and administrative expenses	20,234	7.9%	16,994	7.4%	39,482	7.9%	33,125	7.4%
Interest expense, net of interest income	2,120	0.8%	2,362	1.0%	4,915	1.0%	5,857	1.3%
Other income (expense), net	573	0.2%	1,634	0.7%	4,057	0.8%	1,894	0.4%

Income (loss) from continuing operations before minority interest	17,094	6.7%	12,620	5.5%	24,730	5.0%	16,611	3.7%
Minority interest	(1,035)	(0.4)%	(323)	(0.1)%	(1,652)	(0.3)%	(194)	(0.0)%

Income from continuing operations	16,059	6.3%	12,297	5.3%	23,078	4.6%	16,417	3.7%
Loss from discontinued operations	(158)	(0.1)%	(35,954)	(15.6)%	(5,507)	(1.1)%	(44,298)	(9.9)%

Net income (loss)	$15,901	6.2%	$(23,657)	(10.3)%	$17,571	3.5%	$(27,881)	(6.2)%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenue. Our revenue was $256.3 million for the three months ended June 30, 2007, compared to $230.5 million for the same period in 2006, representing an increase of $25.8 million or 11.2%. This increase was due primarily to increased revenue of approximately $30.5 million from DIRECTV®. The DIRECTV® increase was primarily due to subscriber activations from the February 2007 DirectStar acquisition and, also, a significant increase in the number of DIRECTV® installation and service work orders. Revenue also increased due to higher revenue of $8.9 million from Verizon due to additional work orders. In addition, revenue related to projects for the South Florida Water Management District increased by $3.6 million in the three months ended June 30, 2007 to $6.3 million as we received increased work volume from this customer. These increases in revenue were partially offset by a decrease in revenue of $11.2 million from AT&T (formerly BellSouth) and $3.4 million from Florida Power & Light.
     Costs of Revenue. Our costs of revenue were $213.3 million or 83.2% of revenue for the three months ended June 30, 2007, compared to $196.7 million or 85.3% of revenue for the same period in 2006. The $16.6 million increase in costs of revenue is primarily attributed to the increase in revenue discussed above. The improvement in operating margin is mainly attributed to a reduction in payroll costs and contract labor costs from 54.8% of revenue to 50.9% of revenue. The improvement in operating margin was helped by an improvement in the mix of projects including the acquisition of DirectStar. Offsetting this improvement in margin is an increase in fuel costs as a percent of revenue, from 3.8% of revenue in the three months ended June 30, 2006 to 4.1% of revenue in the comparable period in 2007 (associated with higher average fuel costs), as well as other individually small margin changes on other “cost of revenue” line items.
     Depreciation. Depreciation was $4.1 million for the three months ended June 30, 2007, compared to $3.5 million for the same period in 2006, representing an increase of $0.6 million. The increase in depreciation expense in the three months ended June 30, 2007 was due primarily to our increase in capital expenditures resulting from our entering into capital leases for our fleet requirements. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 1.6% of revenue in the three months ended June 30, 2007 and 1.5% of revenue in the three months ended June 30, 2006.
     General and administrative expenses. General and administrative expenses were $20.2 million or 7.9% of revenue for the three months ended June 30, 2007, compared to $17.0 million or 7.4% of revenue for the same period in 2006, representing an increase of $3.2 million. We recorded $1.2 million of additional bad debt expense in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This increase is largely associated with higher levels of revenue and our evaluation of the collectibility of our accounts receivable. $1.3 million of the increase is due to an increase in compensation in the quarter ended June 30, 2007 as compared to the three months ended June 30, 2006. In addition, insurance costs increased by $0.9 million in the three months ended June 30, 2007 as compared to the same period in 2006, due to a number of factors including larger business volume.
     Interest expense, net. Interest expense, net of interest income was $2.1 million or 0.8% of revenue for the three months ended June 30, 2007, compared to $2.4 million or 1.0% of revenue for the same period in 2006 representing a decrease of approximately $0.25 million. The decrease was due in part to higher interest income, which increased from $1.4 million in second quarter of 2006 to $1.5 million in second quarter of 2007, largely due to higher outstanding cash balances. We also experienced an increase in interest expense on notes of $0.5 million resulting from an increase in average long term debt outstanding in the three months ended June 30, 2007 as compared to the same period in 2006. This was largely offset by a $0.5 million reduction in expense associated with the amortization of deferred financing costs in the three months ended June 30, 2007 as compared to the same period in 2006.
     Other income (expense), net. Other income, net was $0.6 million for the three months ended June 30, 2007, compared to $1.6 million in the three months ended June 30, 2006, representing a decrease of $1.1 million. The decrease is mainly attributed to approximately $1.2 million recognized during the three months ended June 30, 2006 on our equity income related to our previously owned 49% interest in an equity-method investment. As discussed in Note 3 and Note 4 to our condensed unaudited consolidated financial statements in Part I. Item 1 of this Form 10-Q, effective February 1, 2007, we acquired the remaining 51% interest and consolidated the results of this entity. As such, beginning February 1, 2007, there is no equity income recorded for this investment as their results of operations are consolidated within our own.
     Minority interest. Minority interest for GlobeTec Construction, LLC (“GlobeTec”) resulted in a charge of $1.0 million for the three months ended June 30, 2007, compared to a charge of $0.3 million for the same period in 2006, representing an increase in minority interest charge of $0.7 million as a result of higher net income in the three months ended June 30, 2007 compared to the same period in 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian operations, our network services operations, our state Department of Transportation related projects and assets, as well as our Canadian operations was $0.2 million for the three months ended June 30, 2007 compared to a loss of $36.0 million for the three months ended June 30, 2006. The net loss for our state Department of Transportation related projects and assets amounted to $0 million for the three months ended June 30, 2007 compared to a net loss of $35.7 million for the three months ended June 30, 2006. Effective February 1, 2007, we sold our state Department of Transportation related projects and underlying assets. Therefore, the results of operations for our state Department of Transportation related projects and assets during the three month period ended June 30, 2006 are included as a component of discontinued operations while there was no effect during the three months during the comparable period in 2007. In addition, the net loss attributed to our Canadian operations was $0.2 million during the three month period ended June 30, 2007 compared to $0.2 million during the three month period ended June 30, 2006. In our other discontinued operations, during the three months ended June 30, 2007 we had no net loss compared to a net loss of $47,000 during the comparable period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue. Our revenue was $497.3 million for the six months ended June 30, 2007, compared to $448.1 million for the same period in 2006, representing an increase of $49.2 million or 11.0%. This increase was due primarily to increased revenue of approximately $57.8 million from DIRECTV®. The DIRECTV® increase was primarily due to subscriber activations from the February 2007 DirectStar acquisition and, also, a significant increase in the number of DIRECTV® installation and service work orders. Revenue also increased due to higher revenue of $16.8 million from Verizon due to a higher volume of work orders. In addition, revenue related to projects for the South Florida Water Management District increased by $5.8 million to $10.0 million as we received increased work volume from this customer. These increases in revenue were partially offset by a decrease in revenue of $24.9 million from AT&T (formerly BellSouth) and $6.9 million from Florida Power & Light.
     Costs of Revenue. Our costs of revenue were $424.3 million or 85.3% of revenue for the six months ended June 30, 2007, compared to $387.5 million or 86.5% of revenue for the same period in 2006. The $36.9 million increase in costs of revenue is primarily attributed to the increase in revenue discussed above. The improvement in operating margin is mainly attributed to a reduction in payroll and contract labor costs from 54.9% of revenue to 52.0% of revenue. The improvement in operating margin was helped by an improvement in the mix of projects including the acquisition of DirectStar. Offsetting this improvement in margins is an increase in the cost of fuel as a percent of revenue, from 3.5% of revenue in the six months ended June 30, 2006 to 3.8% of revenue in the comparable period in 2007; this increase is associated with higher average fuel costs. We also experienced an increase in the cost of materials we use, from 13.0% of revenue in the first half of 2006 to 13.3% of revenue in the six months ended June 30, 2007, as well as several individually smaller increases in costs of revenue.
     Depreciation. Depreciation was $7.9 million for the six months ended June 30, 2007, compared to $7.0 million for the same period in 2006, representing an increase of $0.9 million. The increase in depreciation expense in the six months ended June 30, 2007 was due primarily to our increase in capital expenditures resulting from our entering into capital leases for our fleet requirements. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 1.6% of revenue in the six months ended June 30, 2007 and 2006.
     General and administrative expenses. General and administrative expenses were $39.5 million or 7.9% of revenue for the six months ended June 30, 2007, compared to $33.1 million or 7.4% of revenue for the same period in 2006, representing an increase of $6.4 million. We recorded $2.0 million of additional bad debt expense in the six months ended June 30, 2007 as compared to the same period in 2006. This is largely associated with higher levels of revenue and our evaluation of the collectibility of our accounts receivable. $2.3 million of the increase is due to an increase in compensation costs in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in general and administrative expenses was also due to additional legal and professional fees, which increased by approximately $0.8 million to $6.9 million during the six month period ended June 30, 2007 compared to the same period in 2006.
     Interest expense, net. Interest expense, net of interest income was $4.9 million or 1.0% of revenue for the six months ended June 30, 2007, compared to $5.9 million for the same period in 2006, representing a decrease of approximately $1.0 million. The decrease was due in part to higher interest income, which increased from $2.5 million in the six months ended June 30, 2006 to $4.2 million in comparable period of 2007, largely due to higher outstanding cash balances. Offsetting this increase in interest income was an increase in interest expense on notes of $0.7 million resulting from an increase in average long term debt outstanding in the six months ended June 30, 2007 as compared to the same period in 2006.
     Other income (expense), net. Other income, net was $4.1 million for the six months ended June 30, 2007, compared to $1.9 million in the six months ended June 30, 2006, representing an increase of $2.2 million. The increase is largely attributed to an increase of $3.3 million on the sale of property and equipment, which increased to $3.7 million in the six months ended June 30, 2007. $2.5 million of this increase is due to the sale of property discussed in Note 10 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q. Offsetting this is a decrease of $1.5 million in the amount of equity income recognized during the six months ended June 30, 2007 from our interest in an equity-method investment. As discussed in Note 3 and Note 4 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q, effective February 1, 2007, we acquired the remaining 51% interest and consolidated the results of this company. As such, beginning February 1, 2007, there is no equity income recorded for this entity as their results of operations are consolidated whereas in the six months ended June 30, 2006 we recorded $1.6 million in equity income.

     Minority interest. Minority interest for GlobeTec resulted in a charge of $1.7 million for the six months ended June 30, 2007, compared to $0.2 million for the same period in 2006, representing an increase in minority interest charge of $1.5 million as a result of higher net income in the six months ended June 30, 2007 compared to the same period in 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian operations, our network services operations, our state Department of Transportation related projects and assets, as well as our Canadian operations was $5.5 million for the six months ended June 30, 2007 compared to a loss of $44.3 million for the six months ended June 30, 2006. The net loss for our state Department of Transportation related projects and assets amounted to $4.4 million for the six months ended June 30, 2007 compared to a net loss of $43.4 million for the six months ended June 30, 2006. Effective February 1, 2007, we sold our state Department of Transportation related projects and underlying assets. Therefore, the results of operations for our state Department of Transportation related projects and assets are only included for one month during the six month period ended June 30, 2007 compared to six months during the comparable period in 2006. Furthermore, the loss from our state Department of Transportation related projects and assets, includes a loss of $2.9 million in connection with the execution of the sales agreement during the first quarter of 2007. In addition, the net loss attributed to our Canadian operations was $1.1 million during the six month period ended June 30, 2007 compared to $0.7 million during the six month period ended June 30, 2006. In our other discontinued operations, during the six months ended June 30, 2007 we had a net income of $8,000 compared to a net loss of $0.2 million during the comparable period in 2006.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility, capital lease arrangements, and proceeds from sales of assets and investments. On January 31, 2007, we also issued $150.0 million of 7.625% senior notes due February 2017. On March 2, 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest. In February 2007, we used $15.0 million in connection with the acquisition of the remaining 51% equity interest in an investment in which we previously owned a 49% interest. The remaining net proceeds from the senior note offering will be used for working capital, possible acquisitions of assets and businesses and other general corporate purposes. On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.5 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price of substantially all of the assets and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008, including the payment of related interest.
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
     As discussed above, effective February 1, 2007, we acquired the remaining 51% equity interest in an investment in which we had previously owned 49%. We paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest. We also issued to the seller 300,000 shares of our common stock. We agreed to pay the seller an earn out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers to manage the business. Under certain circumstances, including a change of control of MasTec or the acquired entity or in certain cases a termination of the service agreement, the remaining earn out payments will be accelerated and become payable. Under the purchase agreement, we may be required to invest up to an additional $3.0 million in this entity.
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
     Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors usually contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
     We anticipate that funds generated from continuing operations, the net proceeds from our senior note offering completed in the first quarter of 2007, borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of June 30, 2007, we had $194.3 million in working capital compared to $164.0 million as of December 31, 2006. We define working capital as current assets less current liabilities. Cash and cash equivalents increased from $88.0 million at December 31, 2006 to $119.5 million at June 30, 2007 mainly due to net proceeds from our senior note offering.
     Net cash provided by operating activities was $27.3 million for the six months ended June 30, 2007 compared to $10.4 million for the six months ended June 30, 2006. The net cash provided by operating activities in the six months ended June 30, 2007 was primarily related to improved earnings and business mix (including the disposition of our state Department of Transportation business), as well as to the timing of cash payments to vendors and sources of cash from other assets and inventory management. The net cash provided in operating activities during the six months ended June 30, 2006 was primarily related to the timing of cash payments to vendors and sources of cash collections from customers, as well as the management of inventory and other assets.
     Net cash used in investing activities was $24.0 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $30.8 million for the six months ended June 30, 2006. Net cash used in investing activities during the six months ended June 30, 2007 primarily related to $11.2 million used in connection with acquisitions made net of cash acquired and $14.8 million used for capital expenditures offset by $3.5 million in net proceeds from the sale of assets. Net cash used in investing activities during the six months ended June 30, 2006 primarily related to cash payments made in connection with the DSSI acquisition of $19.3 million, capital expenditures in the amount of $10.3 million and payments related to our equity investment in the amount of $2.8 million offset by $1.9 million in net proceeds from sales of assets.
     Net cash provided by financing activities was $27.2 million for the six months ended June 30, 2007 compared to $80.9 million for the six months ended June 30, 2006. Net cash provided by financing activities in the six months ended June 30, 2007 was mainly due to proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007 partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in February 2007 and $3.8 million in payments of financing costs. Net cash provided by financing activities in the six months ended June 30, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $3.4 million partially offset by the redemption of $75.0 million principal on our senior subordinated notes and payments for borrowings of $3.8 million.
     Cash used in discontinued operations in the six months ended June 30, 2007 was $6.0 million. This mainly consisted of $6.2 million in cash used in operating activities, mostly attributed to our net loss from these operations.
     As discussed in Note 6 and Note 12 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q, we have a secured revolving credit facility for our operations which was amended and restated on July 31, 2007 with an effective date of June 30, 2007. The credit facility has a maximum amount of available borrowing of $150.0 million, subject to certain restrictions. If certain conditions under the Credit Facility are met, we may request that the maximum amount of available borrowing under the Credit Facility be increased from $150 million to $200 million. The costs related to this amendment were $0.2 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2012. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet. On November 7, 2006, we amended our credit facility and provided our insurer with an $18 million letter of credit under the facility simultaneously with the insurer returning cash collateral of $18 million plus all accrued interest to us. As collateral for this letter of credit, we pledged $18 million to our lenders under the Credit Facility. This increase in the outstanding balance in letter of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the credit facility. As of June 30, 2007 and December 31, 2006, net availability under the credit facility, as amended, totaled $38.0 million and $35.1 million, respectively, which included outstanding standby letters of credit aggregating $90.7 million and $83.3 million in each period, respectively. At June 30, 2007, $69.1 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all wholly-owned subsidiaries collateralize the facility. At June 30, 2007 and December 31, 2006, we had no outstanding cash draws under the credit facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the credit facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. The credit facility includes an unused facility fee of 0.25%.
     If the net availability under the credit facility is under $15.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the credit facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of June 30, 2007, because at that time net availability under the credit facility, as amended, exceeded the required threshold specified above.
     Based upon the amendments to the credit facility, our current availability, net proceeds from the sale of common stock, liquidity and projections for 2007, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements for the remainder of 2007. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2007 projections and this may adversely affect our ability to remain in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the credit facility at June 30, 2007.

     As of June 30, 2007, $150.0 million of our 7.625% senior notes due in February 2017, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: the credit facility (up to $200 million), renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, further indebtedness if our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At June 30, 2007, the cost to complete on our $271.8 million performance and payment bonds was $53.2 million.
New Accounting Pronouncements
     See Note 11 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q for certain new accounting pronouncements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings under the credit facility at June 30, 2007.
Interest Rate Risk
     Less than 1% of our outstanding debt at June 30, 2007 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150.0 million (face value) in senior notes. The carrying value and market value of our debt at June 30, 2007 was $150.4 million. Based upon debt balances outstanding at June 30, 2007, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our interest expense.
Foreign Currency Risk
     We had an investment in a subsidiary in Canada and sold our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at June 30, 2007 of U.S. dollar equivalents was a net asset of $0.1 million as of June 30, 2007 compared to $1.7 million at December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
     In the three months ended June 30, 2007, we derived approximately 42.7% and 10.7% of our revenue from DIRECTV® and Verizon, respectively. During the six month period ended June 30, 2007, we derived approximately 44.1% and 10.4% of our revenue from DIRECTV® and Verizon, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from any of these customer reduces significantly, which could result in reduced profitability and liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Shareholders on May 24, 2007 at which time the holders of a majority of our issued and outstanding common stock (48,212,282 out of the total issued and outstanding of 65,549,481) were present and voted to approve the election of our Class III directors noted in the chart below, the sole proposal presented to the shareholders at the 2007 Annual Meeting. The following Class I and Class II directors’ terms of office continued after the meeting: Carlos M. de Cespedes, Ernst N. Csiszar, Julia L. Johnson, Jorge Mas, Jose Ramon Mas, Austin Shanfelter and John Van Heuvelen.
     Set forth below are the results of the election of directors voted on the meeting and the results of the votes taken at the meeting:

	Votes for	Votes Against/Withheld
Class III Directors (term to expire in 2010)
Robert J. Dwyer	48,108,925	103,357
Frank E. Jaumot	47,502,255	710,028
Jose S. Sorzano	47,621,522	590,761
ITEM 5. OTHER INFORMATION
     On July 31, 2007, Mastec and certain of its subsidiaries entered into a Third Amendment to the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as collateral and administrative agent. The effective date of the amendment is June 30, 2007. Pursuant to this amendment, the expiration of the credit facility was extended from May 10, 2010 to May 10, 2012. See Notes 6 and 12 in Part I. Item 1. Financial Statements for a description of other significant changes to our credit facility resulting from this amendment. The amendment is attached as Exhibit 10.54 hereto and is hereby incorporated by reference in its entirety.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.52+*	Second Amendment dated June 22, 2007 to MasTec, Inc. Deferred Bonus Agreement for Austin Shanfelter dated November 1, 2002.

10.53+*	Third Amendment dated June 22, 2007 to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated November 1, 2002.

10.54*	Third Amendment to Amended and Restated Loan and Security Agreement dated July 31, 2007 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

+	Management contract or compensation plan arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2007	MASTEC, INC.
/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)