Form 10-Q
period 2007-09-30
MASTEC INC
filed 2007-11-06
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of November 2, 2007, MasTec, Inc. had 66,846,105 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$266,864	$252,236	$764,144	$700,360
Costs of revenue, excluding depreciation	230,867	213,293	655,215	600,748
Depreciation	4,283	3,668	12,145	10,638
General and administrative expenses, including non-cash stock compensation expense of $1,099 and $4,566, respectively, in 2007 and $2,169 and $5,392, respectively, in 2006	55,865	20,892	95,347	54,017
Interest expense, net of interest income	2,220	2,180	7,136	8,037
Other income, net	228	3,097	4,284	4,991

Income (loss) from continuing operations before minority interest	(26,143)	15,300	(1,415)	31,911
Minority interest	(597)	(986)	(2,249)	(1,180)

Income (loss) from continuing operations	(26,740)	14,314	(3,664)	30,731
Loss from discontinued operations	(5,416)	(21,936)	(10,922)	(66,234)

Net loss	$(32,156)	$(7,622)	$(14,586)	$(35,503)

Basic net income (loss) per share:
Continuing operations	$(0.40)	$0.22	$(0.06)	$0.49
Discontinued operations	(0.08)	(0.34)	(0.17)	(1.05)

Total basic net loss per share	$(0.48)	$(0.12)	$(0.22)	$(0.56)

Basic weighted average common shares outstanding	66,408	65,024	65,892	63,022

Diluted net income (loss) per share:
Continuing operations	$(0.40)	$0.22	$(0.06)	$0.48
Discontinued operations	(0.08)	(0.33)	(0.17)	(1.03)

Total diluted net loss per share	$(0.48)	$(0.12)	$(0.22)	$(0.55)

Diluted weighted average common shares outstanding	66,408	66,243	65,892	64,578

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 in 2007 and $18,000 in 2006	$133,093	$87,993
Accounts receivable, unbilled revenue and retainage, net	172,157	163,608
Inventories	27,669	28,832
Income tax refund receivable	131	135
Prepaid expenses and other current assets	52,047	38,752
Current assets held for sale	—	20,600

Total current assets	385,097	339,920

Property and equipment, net	73,513	61,212
Goodwill and other intangibles	184,318	151,600
Deferred taxes, net	38,835	49,317
Other assets	25,208	43,405
Long-term assets held for sale	—	659

Total assets	$706,971	$646,113

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$2,811	$1,769
Accounts payable and accrued expenses	114,286	101,210
Other current liabilities	92,339	47,266
Current liabilities related to assets held for sale	—	25,633

Total current liabilities	209,436	175,878

Other liabilities	30,580	36,521
Long-term debt	160,769	128,407
Long-term liabilities related to assets held for sale	—	596

Total liabilities	400,785	341,402

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 66,602,742 and 65,182,437 shares in 2007 and 2006, respectively	6,660	6,518
Capital surplus	546,636	530,179
Accumulated deficit	(246,834)	(232,248)
Accumulated other comprehensive (loss) income	(276)	262

Total shareholders’ equity	306,186	304,711

Total liabilities and shareholders’ equity	$706,971	$646,113

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,586)	$(35,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,713	11,463
Impairment of goodwill and assets	328	34,516
Non-cash stock and restricted stock compensation expense	4,566	5,649
Gain on sale of fixed assets	(3,696)	(1,422)
Write down of fixed assets	—	144
Provision for doubtful accounts	17,452	7,267
Provision for inventory obsolescence	—	302
Income from equity investment	(119)	(3,581)
Accrued losses on construction projects	—	5,566
Minority interest	2,249	1,180
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	(12,459)	(11,787)
Inventories	6,504	3,262
Income tax refund receivable	4	1,159
Other assets, current and non-current portion	6,080	7,435
Accounts payable and accrued expenses	4,055	4,925
Other liabilities, current and non-current portion	21,015	(6,486)

Net cash provided by operating activities	44,106	24,089

Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired and cash sold	(12,563)	(19,356)
Capital expenditures	(20,534)	(16,188)
Investments in unconsolidated companies	(1,025)	(3,755)
Investments in life insurance policies	(689)	(1,043)
Payments received from sub-leases	—	333
Net proceeds from sale of assets	3,822	3,121

Net cash used in investing activities	(30,989)	(36,888)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	156,465
Proceeds from the issuance of senior notes	150,000	—
Payments of other borrowings, net	(1,491)	(4,017)
Payments of capital lease obligations	(1,442)	(563)
Payments of senior subordinated notes	(121,000)	(75,000)
Proceeds from issuance of common stock pursuant to stock option exercises	8,971	3,921
Payments of financing costs	(4,117)	(116)

Net cash provided by financing activities	30,921	80,690

Net increase in cash and cash equivalents	44,038	67,891

Net effect of currency translation on cash	9	47
Cash and cash equivalents — beginning of period	89,046	2,024

Cash and cash equivalents — end of period	$133,093	$69,962

Cash paid during the period for:
Interest	$12,824	$13,873

Income taxes	$264	$217

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$5,895	$7,665
Auction receivable	$237	$570
Investment in unconsolidated companies	$—	$925
Accruals for inventory at quarter-end	$13,981	$13,364
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
     On July 18, 2007, we acquired an additional 5% ownership interest in GlobeTec Construction, LLC (“GlobeTec”) for $0.4 million in cash. On August 1, 2007, we acquired an additional 8% ownership interest in GlobeTec for $1.0 million in cash. In addition to the cash payments, we have agreed to pay the sellers an earn-out based on future performance of GlobeTec. As a result of these investments, our ownership interest in GlobeTec increased from 51% to 64% during the quarter ended September 30, 2007.
(b) Comprehensive Income (Loss)
     Comprehensive income (loss) is a measure of net income (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.
     Comprehensive loss consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(32,156)	$(7,622)	$(14,586)	$(35,503)
Foreign currency translation gain (loss)	(1)	(5)	(10)	53

Comprehensive loss	$(32,157)	$(7,627)	$(14,596)	$(35,450)

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(c) Basic and Diluted Net Income (Loss) Per Share
     The computation of basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted net income (loss) per common share is based on the weighted average of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the three and nine months ended September 30, 2007, diluted net loss per common share excludes the effect of common stock equivalents in the amount of approximately 1,774,000 shares and 1,544,000 shares, respectively, since their effect is considered anti-dilutive. For the three and nine months ended September 30, 2006, diluted net income (loss) per common share includes the effect of approximately 1,219,000 shares and 1,556,000 shares, respectively, of common stock equivalents.
     Earnings per share amounts for continuing operations, discontinued operations and net income, as presented on the consolidated statements of operations, are calculated individually and may not sum due to rounding differences.
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
     As discussed in Note 7, we wrote-off approximately $0.4 million in goodwill in connection with our decision to sell our Canadian operations during the nine month period ended September 30, 2007.
     During the nine months ended September 30, 2007, we recorded approximately $32.7 million of goodwill and other intangible assets in connection with acquisitions we have made. Included in this amount is approximately $6.2 million recorded for earn-out obligations in connection with acquisitions we have made.
     In addition, during the nine months ended September 30, 2007, we recorded approximately $0.5 million of goodwill in connection with the acquisition of additional ownership interest in GlobeTec. See Note 3(a).
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(f) Stock Based Compensation
     We have granted to employees and others restricted stock and options to purchase our common stock. Total non-cash stock compensation expense for the three months ended September 30, 2007 and 2006 was $1.1 million and $2.2 million, respectively, which is included in general and administrative expense in the condensed unaudited consolidated statements of operations. Total non-cash stock compensation expense for the nine months ended September 30, 2007 and 2006 was $4.6 million and $5.6 million, respectively, of which $0 and $0.2 million, respectively, was included in loss from discontinued operations, and $4.6 million and $5.4 million, respectively, is included in general and administrative expense in the condensed unaudited consolidated statements of operations.
     Non-cash compensation expense related to stock options amounted to approximately $0.8 million and $1.8 million, respectively, during the three months ended September 30, 2007 and 2006, which is included in general and administrative expense in the condensed unaudited consolidated statements of operations. There were no options granted during the three months ended September 30, 2007. During the three months ended September 30, 2006, we granted to certain employees, directors and executives the right to purchase 265,000 shares of MasTec’s common stock at the current market price per share at the time of the option grant. The options granted during the three months ended September 30, 2006 had a weighted average exercise price of $12.25 per share. The weighted average fair value of options granted during the three month period ended September 30, 2006 was $8.03 per share.
     Non-cash compensation expense related to stock options amounted to approximately $3.3 million and $4.7 million, respectively, during the nine months ended September 30, 2007 and 2006, of which $0.2 million for 2006 is included in loss from discontinued operations, and $3.3 million and $4.5 million, respectively, is included in general and administrative expense in the condensed unaudited consolidated statements of operations. Included in general and administrative expense for the nine month period ended September 30, 2006 is approximately $0.4 million of compensation expense related to the acceleration of stock option grants that occurred in the nine months ended September 30, 2006. These accelerations were a result of certain benefits given to employees whose employment ceased during the nine month period. There were no options granted during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we granted to certain employees, directors and executives the right to purchase 1,064,500 shares of MasTec’s common stock at the current market price per share at the time of the option grant. The options granted during the nine months ended September 30, 2006 had a weighted average exercise price of $13.50 per share. The weighted average fair value of options granted during the nine month period ended September 30, 2006 was $8.47 per share.
     We use the Black-Scholes valuation model to estimate the fair value of options to purchase our common stock and use the ratable method (an accelerated method of expense recognition under SFAS 123R) to amortize compensation expense over the vesting period of the option grant.
     The fair value of each option granted was estimated using the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life — employees.	4.25 - 7.00 years	4.26 - 7.00 years	4.25 - 7.00 years	4.26 - 7.00 years
Expected life — executives	5.88 - 9.88 years	5.74 - 9.74 years	5.88 - 9.88 years	5.74 - 9.74 years
Volatility percentage.	40% - 60%	40% - 65%	40% - 60%	40% - 65%
Interest rate.	3.97% - 4.85%	4.58% - 4.62%	3.97% - 5.03%	4.58% - 4.85%
Dividends.	None	None	None	None
Forfeiture rate.	7.44%	7.27%	7.44%	7.21%
     We also sometimes grant restricted stock, which is valued based on the market price of our common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through September 30, 2007, we have issued 527,357 shares of restricted stock valued at approximately $5.8 million which is being expensed over various vesting periods (12 months to 4 years). Total unearned compensation related to restricted

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
stock grants as of September 30, 2007 is approximately $2.7 million. Restricted stock expense for the three and nine months ended September 30, 2007 is approximately $0.3 million and $1.2 million, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations. Restricted stock expense for the three and nine months ended September 30, 2006 was approximately $0.4 million and $1.0 million, respectively, and is included in general and administrative expenses in the condensed unaudited statements of operations.
(g) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. In addition, as discussed in Note 7, in March 2007 we reached the decision to sell substantially all of our Canadian operations. Accordingly, the net loss for these operations for the three and nine months ended September 30, 2006 have been reclassified from the prior period presentation as a loss from discontinued operations in our condensed unaudited consolidated statements of operations. In addition, current and long-term assets, as well as current and non-current liabilities, have been reclassified on the consolidated balance sheet as of December 31, 2006 to conform to the current presentation.
(h) Equity investments
     Through January 2007 we owned a 49% interest in DirectStar TV LLC (“DirectStar”). We accounted for our 49% interest under the equity method as we had the ability to exercise significant influence, but not control, over the operational policies of the company. Our share of earnings or losses in this investment through January 2007 is included as other income, net in the condensed unaudited consolidated statements of operations. As discussed in Note 4, effective February 1, 2007, we acquired the remaining 51% equity interest in this entity, and accordingly, we have consolidated their operations with our results commencing in February 2007. As of December 31, 2006, our investment in DirectStar exceeded the net equity of such investment and the excess is considered to be equity goodwill.
(i) Fair value of financial instruments
     We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At September 30, 2007, the fair value of our outstanding senior notes was approximately $145.7 million. At December 31, 2006, the fair value of our outstanding senior subordinated notes was approximately $121.0 million.
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
Note 4 — Acquisition of Remaining 51% Interest in an Equity Method Investment
     As discussed in Note 3, prior to February 1, 2007, we owned a 49% interest in DirectStar. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments were expected to be made to the third party from which the interest was purchased. The contingent payments were to be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first five quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006, October 10, 2006 and January 10, 2007. The January 10, 2007 amount was included in accrued expenses and other assets at December 31, 2006. In March 2006, DirectStar requested an additional capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Amounts allocated to tangible and intangible assets are based on independent appraisals. The purchase price allocation for the 51% acquisition of this entity is based on the fair-value of each of the components as of February 1, 2007 (in thousands):

Net assets	$3,281
Tradename	476
Non-compete agreement	311
Other intangibles	6,715
Goodwill	928

Purchase price	$11,711

     The purchase price for the original 49% equity interest exceeded the carrying value of the net assets as of original acquisition date and accordingly the excess was considered goodwill.
     The non-compete agreements are in force with the former shareholders of the acquired entity and are being amortized over their contractual life.
     Prior to the acquisition of the remaining 51% equity interest, we accounted for this investment using the equity method as we had the ability to exercise significant influence over the financial and operational policies of this limited liability company. We recognized approximately $0 and $2.0 million in equity income during the three months ended September 30, 2007 and 2006, respectively, and approximately $0.1 million and $3.6 million during the nine months ended September 30, 2007 and 2006, respectively. As of December 31, 2006, we had an investment balance of approximately $15.7 million in relation to this investment included in other assets in the condensed unaudited consolidated financial statements.
Note 5 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Deferred tax assets	$18,121	$7,639
Notes receivable	3,399	213
Non-trade receivables	16,853	14,664
Other investments	1,930	5,548
Prepaid expenses and deposits	6,982	7,249
Other	4,762	3,439

Total prepaid expenses and other current assets	$52,047	$38,752

     Other non-current assets consist of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Investment in real estate	$1,683	$1,683
Equity investment	100	15,719
Long-term portion of deferred financing costs, net	5,368	2,486
Cash surrender value of insurance policies	8,344	7,654
Insurance escrow	3,218	6,564
Long-term portion of notes receivable	200	3,150
Other receivables	1,500	2,910
Other	4,795	3,239

Total other assets	$25,208	$43,405

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Other current and non-current liabilities consist of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Current liabilities:
Accrued compensation	$15,617	$10,980
Accrued settlement charges	23,712	—
Accrued insurance	18,195	16,784
Billings in excess of costs	6,105	3,122
Accrued amount due to buyers of state Department of Transportation projects and related assets	4,500	—
Accrued professional fees	3,451	4,810
Accrued interest	1,874	3,907
Obligations related to acquisitions	3,197	—
Accrued losses on contracts	238	410
Accrued payments related to equity investment	—	925
Other	15,450	6,328

Total other current liabilities	$92,339	$47,266

	September 30,	December 31,
	2007	2006
Non-current liabilities:
Accrued insurance	$28,294	$34,158
Minority interest	2,190	2,305
Other	96	58

Total other liabilities	$30,580	$36,521

Note 6 — Debt
     Debt is comprised of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Revolving credit facility at LIBOR (5.62% as of September 30, 2007 and 5.36% as of December 31, 2006) plus 1.125% as of September 30, 2007 and 1.25% as of December 31, 2006 or, at MasTec’s option, the bank’s base rate (7.75% as of September 30, 2007 and 8.25% as of December 31, 2006)	$—	$—
7.625% senior notes due February 2017	150,000	—
7.75% senior subordinated notes due February 2008	—	120,970
Capital lease obligations	12,688	8,045
Notes payable for equipment, at interest rates from 2.9% to 7.0% due in installments through the year 2010	788	1,161
Other notes payable	104	—

Total debt	163,580	130,176
Less current maturities	(2,811)	(1,769)

Long-term debt	$160,769	$128,407

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Revolving Credit Facility
     We have a secured revolving credit facility under which we may borrow up to $150 million, subject to certain adjustments and restrictions (the “Credit Facility”). Pursuant to an amendment of the Credit Facility that became effective June 30, 2007, the expiration date of the Credit Facility was extended from May 10, 2010 to May 10, 2012. The amendment added an accordion feature which allows us to request an increase in the maximum amount borrowed under the Credit Facility from $150 million to $200 million, if certain criteria under the credit facility is met. This amendment also reduced the interest rate margin applied to borrowings and increased the maximum available amount we can borrow at any given time, among other things. Deferred financing costs related to the Credit Facility are included in prepaid expenses and other current assets, and in other assets in the condensed unaudited consolidated balance sheets.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. As of September 30, 2007 and December 31, 2006, net availability under the Credit Facility totaled $35.9 million and $35.1 million, respectively, which includes outstanding standby letters of credit aggregating $86.4 million and $83.3 million as of such dates, respectively. At September 30, 2007, $64.8 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all of our wholly-owned subsidiaries collateralize the Credit Facility. At September 30, 2007 and December 31, 2006, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. Through December 31, 2007, the Credit Facility provides that the margin over LIBOR will be no higher than 1.125%, and currently the margin we pay over LIBOR is 1.125%. The Credit Facility includes an unused facility fee of 0.25%.
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
     MasTec is required to be in compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0 measured on a monthly basis, and certain events are triggered, if the net availability under the Credit Facility does not exceed $15.0 million. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the Credit Facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of September 30, 2007 because at that time the net availability under the Credit Facility did not decline below the required threshold specified above.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Senior Notes
     On January 31, 2007, we issued $150.0 million aggregate principal amount of 7.625% senior notes due February 2017 in a private placement. The notes are guaranteed by substantially all of our domestic restricted subsidiaries. On May 29, 2007, a registration statement registering the unregistered notes was declared effective by the SEC. On May 29, 2007, we commenced an exchange offer whereby holders of our unregistered notes were able to exchange those notes for registered notes. On June 29, 2007, all of the holders of our unregistered notes tendered their unregistered notes for exchange and received a like amount of registered notes in the exchange. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our outstanding 7.75% senior subordinated notes due February 2008 plus interest on March 2, 2007. We expect to use the remaining net proceeds for working capital, possible acquisition of assets and businesses and other general corporate purposes. As of September 30, 2007, we had outstanding $150.0 million in principal amount of these 7.625% senior notes. Interest is due semi-annually. The notes are redeemable, in whole or in part, at our option at anytime on or after February 1, 2012. The initial redemption price is 103.813% of the principal amount, plus accrued interest. The redemption price will decline each year after 2012 and will be 100% of the principal amount, plus accrued interest, beginning on February 1, 2015. The notes also contain default (including cross-default) provisions and covenants restricting many of the same transactions restricted under the Credit Facility.
     For the three months ended September 30, 2007, our non-guarantor subsidiaries had revenues of $11.8 million or 4.4% of our consolidated revenues and income from continuing operations of $0.9 million, compared to our consolidated loss from continuing operations of $26.7 million. For the nine months ended September 30, 2007, our non-guarantor subsidiaries had revenues of $32.2 million, or 4.2% of our consolidated revenues and income from continuing operations of $2.7 million, compared to our consolidated loss from continuing operations of $3.7 million. For the three months ended September 30, 2006, our non-guarantor subsidiaries had revenues of $9.1 million or 3.6% of our consolidated revenues and income from continuing operations of $1.0 million or 6.7% of our consolidated income from continuing operations. For the nine months ended September 30, 2006, our non-guarantor subsidiaries had revenues of $18.8 million or 2.7% of our consolidated revenues and income from continuing operations of $1.0 million or 3.3% of our consolidated income from continuing operations. At September 30, 2007 and December 31, 2006, our non-guarantor subsidiaries had total assets of $18.5 million and $13.9 million, respectively.
Capital Lease Obligations
     During 2007, we entered into agreements which provided financing for various machinery and equipment totaling $5.9 million. These capital leases are non-cash transactions and, accordingly, have been excluded from the condensed unaudited consolidated statements of cash flows. These leases range between 60 and 96 months and have effective interest rates ranging from 4.34% to 7.65%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. As of September 30, 2007, we had $12.7 million in total indebtedness relating to the capital leases, of which $10.5 million was considered long-term.
Note 7 — Discontinued Operations
     On March 30, 2007, our board of directors voted to sell substantially all of our Canadian operations. The decision to sell was made after our evaluation of short and long-term prospects for these operations. Due to this decision, the operations in Canada have been accounted for as discontinued operations for all periods presented. In addition, we reviewed the carrying value of the net assets related to our Canadian operations. During the nine month period ended September 30, 2007 we wrote-off $0.4 million in goodwill in connection with our decision to sell substantially all of our Canadian net assets. In addition, based on management’s estimate and the expected selling price, we recorded a non-cash impairment charge of approximately $0.2 million.

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

     As of September 30, 2007, assets and liabilities retained from our Canadian operations included cash and other current assets of approximately $1.0 million, and current liabilities of approximately $0.8 million.
     The following table summarizes the results of our Canadian operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$—	$1,634	$675	$4,360
Cost of revenue	—	(1,450)	(823)	(4,076)
Operating and other expenses	(52)	(251)	(990)	(1,085)

Loss from operations before benefit for income taxes	(52)	(67)	(1,138)	(801)
Benefit for income taxes	—	—	—	—

Net loss	$(52)	$(67)	$(1,138)	$(801)

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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
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

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$—	$19,673	$5,663	$66,739
Cost of revenue	(581)	(24,449)	(6,892)	(87,264)
Operating and other expenses.	(4,733)	(17,075)	(8,513)	(44,694)

Loss from operations before benefit for income taxes	(5,314)	(21,851)	(9,742)	(65,219)
Benefit for income taxes	—	—	—	—

Net loss	$(5,314)	$(21,851)	$(9,742)	$(65,219)

     In November 2007, we are negotiating towards a settlement with the buyers of our state Department of Transportation projects and assets, who had raised certain warranty, indemnification and other claims primarily relating to work we had performed on projects which the buyers purchased. Under the current terms of the negotiation, MasTec will pay $4.5 million in cash and obtain a release from nearly all obligations, including warranty and other indemnifications, related to the projects and assets sold. MasTec recorded an accrual of $4.5 million, which is reflected in our loss from discontinued operations in the accompanying consolidated statements of operations, during the three months ended September 30, 2007 in connection with this negotiation.
     During the fourth quarter of 2004, we ceased performing new services related to our network services operations. On May 24, 2006, we sold certain of these network services operations assets to a third party for $0.2 million consisting of $0.1 million in cash and a promissory note in the principal amount of $0.1 million. The promissory note is included in other current assets in the accompanying condensed unaudited consolidated balance sheet. These operations have been classified as a discontinued operation in all periods presented. The net income for the network services operations was immaterial for both the three and nine months ended September 30, 2007 and 2006, respectively.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 8 — Commitments and Contingencies
Change in Strategy Regarding Litigation and Other Disputes. In the third quarter of 2007, our senior management performed a reassessment of our major legal cases, claims and other disputes, including disputes involving amounts due us, and decided to accelerate the closure of a number of these matters, particularly older legal cases, claims and disputes from the years 2001-2005, which generally do not involve current customers. In part, this decision was driven by a desire to reduce the high levels of legal expense and related costs that we have incurred in recent years, and to reduce the amount of management’s time devoted to litigation matters and other claims and disputes. While the Company will attempt to accelerate the closure of these matters, it will only do so if we believe such resolution is in the best interests of MasTec and its shareholders.
     Legacy Litigation. MasTec is subject to significant outstanding litigation, primarily dating from the period 2001 through 2005.
     In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While MasTec denies the allegations underlying the lawsuit, in October 2007 we agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers MasTec’s current and former install to the home employees who were employed by MasTec from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas, and Virginia. The gross amount of the settlement is up to $12.6 million, and is subject to court approval. This amount represents the maximum payout, assuming 100% opt-in by all potential members of the purported class. The minimum payment under the agreement is approximately $3.8 million to the plaintiffs’ attorneys and $0.8 million for the named plaintiffs who have already joined the lawsuit. The total amount of expected exposure will depend on the number of participants who opt-in to this class action. Future opt-in rates are difficult to predict, especially with the transient nature of this workforce, but based on our current estimates and discussion with experts in this area, we currently project actual payments to be approximately $9.6 million as a result of this settlement. We had recorded $0.6 million in prior periods for this contingency and, as a result of the settlement discussed above, have recorded an additional charge of $9.0 million in the three months ended September 30, 2007.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after Coos County refused payment due us on regular contract invoices of $6.3 million and refused to process change orders submitted after November 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done and interest. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action seeking damages in excess of $15 million for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes. The amount of revenue recognized on the Coos County project that remained uncollected in accounts receivable on the September 30, 2007 balance sheet amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In addition to these uncollected receivables, we also have additional claims for payment and interest in excess of $6.0 million, including all of our change order billings and retainage, which we have not recognized as revenue but which we believe are due to us under the terms of the contract. The matter is currently being prepared for trial, which is expected to occur in 2008.
     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers”, and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the project. While we do not agree that the notices were appropriate or justified, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. On March 30, 2006, the Corps of Engineers brought a complaint in a federal district court against us and Coos County and are seeking damages in excess of $16 million. The matter is expected to go to trial in 2008.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $2.0 million final judgment entered against us for damages plus attorney’s fees resulting from a break in a Citgo pipeline that occurred in 1999. We are seeking a new trial and a reduction in the amount of damages awarded. We will continue to contest this matter in the appellate court, and on subsequent retrial, if any.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     During 2003 and 2004, we provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million in dispute. In 2004 we filed suit against MSE seeking payment. To date, we have recovered $1.3 million from MSE in settlement on three of these projects and are seeking additional amounts owed us. An arbitration ruling is expected during the last quarter of 2007.
     In November 2004, MasTec entered into, and bonded, a conditional $2.6 million settlement of litigation brought for subcontract work done in 2001 by Hugh O’Kane Electric for MasTec on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for this work. The settlement was conditioned on the outcome of an appeal brought by MasTec. The appeal sought to enforce contract terms which relieved MasTec of its obligation to pay Hugh O’Kane when MasTec was not paid by Telergy. New York’s appellate level court upheld the enforceability of the terms of MasTec’s contract, but remanded the case to the trial court to determine whether there were factual issues that prevented MasTec from using this contract provision as a defense. Similar litigation was filed against MasTec by other subcontractors performing work in 2001 on the Telergy project. In a related matter, MasTec filed suit against Con Edison in May 2002, alleging that Con Edison directly interfered with MasTec’s work for Telergy, and that this interference resulted in the bankruptcy of Telergy and resulted in Con Edison obtaining MasTec’s work on the Telergy project without paying for it. MasTec seeks in excess of $40 million from Con Edison.
Other Litigation, Claims and Disputes. In addition to the matters discussed above, we are also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of our business.
     We provided telecommunication infrastructure services to Adesta Communications, Inc. in 2000 and 2001. Adesta filed for bankruptcy in 2001. At September 30, 2007 we were seeking to recover amounts in excess of $4 million from the Adesta bankruptcy trustee from the proceeds of the sale of Adesta’s assets. Based on our understanding of the current status of the bankruptcy trustee’s sales negotiations with respect to these assets, we have reflected $1.3 million in other current assets on our consolidated balance sheet at September 30, 2007 related to Adesta.
Financial Statement Impact. Primarily as a result of the change in strategy noted above, in the three months ended September 30, 2007 we entered into settlement negotiations on several of these legal cases, claims and other disputes, including disputes involving amounts due us, reached settlement on the FLSA matter discussed above and on other disputes, and authorized settlement on a number of other matters, including certain accounts receivable for which we had been pursuing collection via negotiation or via the legal process. As a result of these negotiations and actual or anticipated settlements, and other developments, we recorded charges totaling $39.1 million for the actual or anticipated settlement of litigation, claims and other disputes in the three months ended September 30, 2007. This charge is for the actual or anticipated settlement of legacy legal cases, claims and other disputes, including adjustments to reserves and other valuation accounts for litigated or disputed collections, and relates mostly to the years 2001-2005.
     We accrued aggregate liabilities of approximately $24.2 million in the three months ended September 30, 2007, which is included in other current liabilities, for the matters discussed above and for other matters. We also increased our allowance for doubtful accounts and other asset valuation accounts by $14.9 million in the quarter ended September 30, 2007. These charges relate mostly to the years 2001-2005.
     Although we believe that we have gone thorough a thorough review of these legacy and other matters and have developed our best estimate for settling the legacy legal cases, claims and other disputes, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future as facts and circumstances change. We have incurred substantial costs in connection with these claims and will continue to do so until there is a resolution of these matters. We can not assure you that a favorable outcome will be reached in any of these cases. If we are not able to settle these cases at the amounts estimated, or if we are subject to an unfavorable trial outcome or other final resolution on these matters, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 9 — Concentrations of Risk
     We provide services to our customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Communications	$202,163	$184,823	$569,863	$503,710
Utilities	51,560	56,193	154,955	170,419
Government	13,141	11,220	39,326	26,231

	$266,864	$252,236	$764,144	$700,360

     We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. We believe our billing and collection policies are adequate to minimize potential credit risk. During the three months ended September 30, 2007, 52.5% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 44.2% and 8.3%, respectively, of the total revenue for the three months ended September 30, 2007. During the three months ended September 30, 2006, two customers accounted for 45.3% of our total revenue. Revenue from these two customers accounted for 36.7% and 8.7%, respectively, of the total revenue for the three months ended September 30, 2006. During the nine months ended September 30, 2007, 53.9% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 44.2% and 9.7%, respectively, of the total revenue for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, two customers accounted for 47.5% of our total revenue. Revenue from these two customers accounted for 36.3% and 11.2%, respectively, of the total revenue for the nine months ended September 30, 2006.
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We maintain an allowance for doubtful accounts of $19.9 million and $11.6 million as of September 30, 2007 and December 31, 2006, respectively, for both specific customers and as a reserve against other uncollectible accounts receivable. The increase in reserves is primarily due to our change in strategy during the three months ended September 30, 2007 in an attempt to settle certain collection matters. This decision contributed to $14.9 million of additional allowance for doubtful accounts and other valuation reserves. This increase in reserve was partially offset by certain specific reserves being written off against the related accounts receivable in the nine months ended September 30, 2007. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables are incorrect, adjustments to the allowance may be required, which would reduce profitability. In addition, our reserve covers the accounts receivable related to customers that filed for bankruptcy protection. As of September 30, 2007 we had remaining receivables from customers undergoing bankruptcy reorganization totaling $10.3 million, of which $7.3 million is specifically reserved. As of December 31, 2006, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $10.3 million, of which $4.1 million was specifically reserved. Should additional customers file for bankruptcy or experience financial difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 10 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff board of directors. During the three months ending September 30, 2007 and 2006, we paid Neff approximately $1.0 million and $0.2 million, respectively, and $1.9 million and $0.9 million during the nine months ended September 30, 2007 and 2006, respectively. We believe the amounts paid to Neff was equivalent to the payments that would have been made between unrelated parties for similar transactions acting on an at arms length basis.
     We provide the services of certain marketing and sales personnel to an entity which was previously 49% owned by us. These services are reimbursed to us at cost. During the nine months ended September 30, 2007, total payments received from this entity amounted to approximately $1.1 million.
     We charter aircrafts from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, have an ownership interest. We paid this unrelated chartering company approximately $0.1 million and $0.7 million during the three and nine month period ended September 30, 2007, respectively, and $0.2 million and $0.4 million during the three and nine month period ended September 30, 2006, respectively.
     During the three month period ended September 30, 2007 and 2006, we had an arrangement with a customer whereby we leased employees to that customer and charged approximately $0.1 million and $0.1 million, respectively, to the customer. We leased employees to this customer and charged approximately $0.3 million and $0.2 million during the nine month period ended September 30, 2007 and 2006, respectively. Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, are minority owners of this customer.
     MasTec has entered into split dollar agreements with key executives and former executives, and with the Chairman of our Board of Directors. During the three months ended September 30, 2007 and 2006, we paid approximately $0.2 million and $0.4 million, respectively, in premiums in connection with these split dollar agreements and approximately $0.7 million and $1.0 million during the nine month period ended September 30, 2007 and 2006, respectively.
     In December 2006, we sold a property used in our operations for $3.5 million to an entity whose principal is also a principal of our then 51% owned subsidiary. We received a note in the amount of $2.8 million due December 2007, and guaranteed by the principal noted above. Concurrent with the sale of this property, we entered into a month-to-month lease agreement at $25,000 per month. In the second quarter of 2007 we terminated this lease. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease-An Amendment of FASB Statements No. 13, 66 and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” we recognized a gain on this sale of approximately $2.5 million in the first quarter of 2007. In October 2007, we collected the amount due on the note receivable of $2.8 million plus accrued interest.
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
Note 12 — Subsequent Events
     On October 2, 2007, we acquired all of the outstanding shares of capital stock of Three Phase Line Construction, Inc. for a purchase price of $8.0 million in cash, subject to adjustment, and an earn-out based on future performance of the acquired entity. We may, at our option, issue shares of our common stock to the sellers of Three Phase Line Construction, Inc. in connection with the earn-out for this acquisition. Three Phase Line Construction, Inc. was involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several of the northeastern states.

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
     In the third quarter of 2007, our senior management performed a reassessment of our major legal cases and other disputes and decided to accelerate the closure of a number of cases, particularly older legal cases and disputes, which do not involve current customers. As discussed in Note 8 in Part I. Item 1. Financial Statements to this Form 10-Q, this decision was driven by a desire to reduce the high levels of legal expense and related costs we have incurred in recent years, and to reduce the amount of management’s time devoted to litigation matters and other disputes. As a result of this change in strategy and other developments, we recorded charges totaling $39.1 million for the actual or anticipated settlement of litigation, disputes and other contingencies in the quarter ended September 30, 2007.
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

Revenue
     We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Communications	$202,163	$184,823	$569,863	$503,710
Utilities	51,560	56,193	154,955	170,419
Government	13,141	11,220	39,326	26,231

	$266,864	$252,236	$764,144	$700,360

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

     Revenue by type of contract is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Master service and other service agreements	$192,895	$182,591	$558,632	$523,866
Installation/construction projects agreements	73,969	69,645	205,512	176,494

	$266,864	$252,236	$764,144	$700,360

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
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated. This table includes the reclassification for the three months and nine months ended September 30, 2006 of the net loss for our Canadian operations to discontinued operations from the prior period presentation (in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
Revenue	$266,864	100.0%	$252,236	100.0%	$764,144	100.0%	$700,360	100.0%
Costs of revenue, excluding depreciation	230,867	86.5%	213,293	84.6%	655,215	85.7%	600,748	85.8%
Depreciation	4,283	1.6%	3,668	1.5%	12,145	1.6%	10,638	1.5%
General and administrative expenses	55,865	20.9%	20,892	8.3%	95,347	12.5%	54,017	7.7%
Interest expense, net of interest income	2,220	0.8%	2,180	0.9%	7,136	0.9%	8,037	1.1%
Other income, net	228	0.1%	3,097	1.2%	4,284	0.6%	4,991	0.7%

Income (loss) from continuing operations before minority interest	(26,143)	(9.8)%	15,300	6.1%	(1,415)	(0.2)%	31,911	4.6%
Minority interest	(597)	(0.2)%	(986)	(0.4)%	(2,249)	(0.3)%	(1,180)	(0.2)%

Income (loss) from continuing operations	(26,740)	(10.0)%	14,314	5.7%	(3,664)	(0.5)%	30,731	4.4%
Loss from discontinued operations	(5,416)	(2.0)%	(21,936)	(8.7)%	(10,922)	(1.4)%	(66,234)	(9.5)%

Net loss	$(32,156)	(12.0)%	$(7,622)	(3.0)%	$(14,586)	(1.9)%	$(35,503)	(5.1)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenue. Our revenue was $266.9 million for the three months ended September 30, 2007, compared to $252.2 million for the same period in 2006, representing an increase of $14.6 million or 5.8%. This increase was due to increased revenue of approximately $25.5 million from DIRECTV®. The DIRECTV® increase was primarily due to subscriber activations from the February 2007 DirectStar acquisition and, in part, to changes in work order mix and an overall increase in work orders. This increase in revenue was partially offset by decreases in revenue of $4.3 million from AT&T (including the former BellSouth), $2.9 million from Florida Power & Light and $2.8 million from TXU.
     Costs of Revenue. Our costs of revenue were $230.9 million or 86.5% of revenue for the three months ended September 30, 2007, compared to $213.3 million or 84.6% of revenue for the same period in 2006. The $17.6 million increase in costs of revenue is primarily associated with the increase in revenue discussed above. The decrease in operating margin is mainly attributed to an increase in variable subscriber activation costs, to 2.9% of revenue, in connection with higher DIRECTV® subscriber activations and an increase in materials costs from 13.5% of revenue in the quarter ended September 30, 2006 to 14.2% of revenue in the same period in 2007, due to changes in sales mix. These increases in costs of revenue as a percent of sales were offset by a decrease in payroll and contract labor costs as a percent of revenue from 52.9% in the three months ended September 30, 2006 to 51.7% in the same period in 2007. This decrease in total payroll and contract labor costs as a percentage of revenue was driven by a decrease in payroll and contract labor costs, as a percentage of revenue, of 2.8%, related to businesses other than our install to the home business. Our install to the home business had an increase, as a percent of revenue, of 1.6%. This increase of approximately $7.0 million was in large part due to the recruiting and training of approximately 1,700 technicians during the three months ended September 30, 2007.

     Depreciation. Depreciation was $4.3 million for the three months ended September 30, 2007, compared to $3.7 million for the same period in 2006, representing an increase of $0.6 million. The increase in depreciation expense in the three months ended September 30, 2007 was due primarily to our increase in capital expenditures resulting from our entering into additional capital leases for our fleet requirements. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 1.6% of revenue in the three months ended September 30, 2007 and 1.5% of revenue in the three months ended September 30, 2006.
     General and administrative expenses. General and administrative expenses were $55.9 million or 20.9% of revenue for the three months ended September 30, 2007, compared to $20.9 million or 8.3% of revenue for the same period in 2006, representing an increase of $35.0 million. Included in general and administrative expenses during the three month period ended September 30, 2007 is approximately $38.4 million of expenses related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable. As discussed in Note 8 to our condensed unaudited consolidated financial statements in Part I. Item 1 of this Form 10-Q, in the third quarter of 2007, our senior management performed a reassessment of our major legal cases and other disputes and decided to accelerate the closure of a number of these disputes. In part, this decision was driven by a desire to reduce the high levels of legal expense we have incurred in recent years. From the period January 1, 2006 to September 30, 2007, we incurred over $18.5 million for outside legal fees and other costs related to litigation. We believe our current business activities are generating less litigation than in the past, and expect that as we resolve our older legal cases and other disputes we will realize lower levels of expense in future periods for outside legal fees related to litigation. In addition, we believe the resolution of these matters will allow management to focus increased attention on operations.
     As discussed in Note 8, in October 2007 we reached settlement on a Fair Labor Standards Act (“FLSA”) collective action against MasTec. We expect the total liability related to this settlement will approximate $9.6 million. We had accrued $0.6 million in the three months ended September 30, 2006 and accrued the remaining $9.0 million of the estimated settlement cost in the quarter ended September 30, 2007. In total, in the third quarter of 2007, we accrued $38.4 million of expenses related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable. Included in this amount was $23.3 million in connection with settlement or anticipated settlement of legal cases and other disputes that relate to the years 2005 and earlier. We also accrued $12.5 million of bad debt expense in connection with anticipated settlement of accounts receivable which we had been litigating or otherwise aggressively pursuing collection of, and which also are related to the years 2005 and earlier. We recorded $2.4 million of bad debt expense in connection with accounts receivable related to work extending into 2006 and beyond, and $0.2 million in connection with asset write-downs.
     Somewhat offsetting the impact of these legal and collection matters on general and administrative expense was a decrease in non-cash stock compensation to $1.1 million during the three months ended September 30, 2007 from $2.2 million during the comparable period of 2006. This reduction in compensation expense is mainly the result of a reduction in stock compensation granted during 2007. In addition, legal fees decreased $1.4 million in the three months ended September 30, 2007 compared to the same period in 2006, consistent with the strategy discussed above.
     Excluding the impact of the $38.4 million of expense recorded in the quarter ended September 30, 2007 related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable, general and administrative expense would have amounted to $17.5 million, or 6.5% of revenue, in the three months ended September 30, 2007, as compared to the $20.9 million, or 8.3% of revenue noted above for the three months ended September 30, 2006.
     Interest expense, net. Interest expense, net of interest income was $2.2 million or 0.8% of revenue for the three months ended September 30, 2007, compared to $2.2 million or 0.9% of revenue for the same period in 2006 representing a slight decrease as a percentage of revenue from the comparable period in 2006. The decrease was due in part to higher interest income, which increased from $1.0 million in third quarter of 2006 to $1.7 million in third quarter of 2007, largely due to higher outstanding cash balances. We also experienced a $0.7 million increase in interest expense resulting from an increase in average long term debt outstanding in the three months ended September 30, 2007 as compared to the same period in 2006.

     Other income (expense), net. Other income, net was $0.2 million for the three months ended September 30, 2007, compared to $3.1 million in the three months ended September 30, 2006, representing a decrease of $2.9 million. The decrease is mainly attributed to approximately $2.0 million recognized during the three months ended September 30, 2006 on our equity income related to our previously owned 49% interest in an equity-method investment. As discussed in Note 3 and Note 4 to our condensed unaudited consolidated financial statements in Part I. Item 1 of this Form 10-Q, effective February 1, 2007, we acquired the remaining 51% interest and consolidated the results of this entity. As such, beginning February 1, 2007, there is no equity income recorded for this investment as their results of operations are consolidated within our own. In addition, we experienced lower gains on the sale of fixed assets by approximately $0.7 million during the three months ended September 30, 2007 compared to the three month period ended September 30, 2006.
     Minority interest. Minority interest for GlobeTec Construction, LLC (“GlobeTec”) resulted in a charge of $0.6 million for the three months ended September 30, 2007, compared to a charge of $1.0 million for the same period in 2006, representing a decrease in minority interest charge of $0.4 million as a result of lower net income in the three months ended September 30, 2007 compared to the same period in 2006. In addition, as a result of our increase in ownership interest in GlobeTec during the three month period ended September 30, 2007, the minority interest charge decreased as compared to the same period in 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian operations, our network services operations, our state Department of Transportation related projects and assets, as well as our Canadian operations, was $5.4 million for the three months ended September 30, 2007 compared to a loss of $21.9 million for the three months ended September 30, 2006. The net loss for our state Department of Transportation related projects and assets amounted to $5.3 million for the three months ended September 30, 2007 compared to a net loss of $21.9 million for the three months ended September 30, 2006. The net loss during the three month period ended September 30, 2007 is primarily related to the estimated settlement agreement with the buyer of the state Department of Transportation projects and related assets. In November 2007, we are negotiating towards a settlement with the buyers of our state Department of Transportation projects and assets, who had raised certain warranty and similar claims primarily relating to work we had performed on projects which the buyers purchased. Under the current terms of the negotiation, MasTec will pay $4.5 million in cash and obtain a release from nearly all obligations, including warranty and other indemnifications, related to the projects and assets sold. MasTec recorded an accrual of $4.5 million, which is reflected in our loss from operations in the accompanying consolidated statements of operations, during the three months ended September 30, 2007 in connection with this negotiation. In addition, we recorded the estimated settlement of certain insurance claims during the quarter ended September 30, 2007. Effective February 1, 2007, we sold our state Department of Transportation related projects and underlying assets. Therefore, the results of operations for our state Department of Transportation related projects and assets during the three month period ended September 30, 2006 are included as a component of discontinued operations while there was no effect during the three months during the comparable period in 2007. In addition, the net loss attributed to our Canadian operations was approximately $52,000 during the three month period ended September 30, 2007 compared to $0.1 million during the three month period ended September 30, 2006. In our other discontinued operations, during the three months ended September 30, 2007 we had a net loss of approximately $50,000 compared to a net loss of $19,000 during the comparable period in 2006.
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006
     Revenue. Our revenue was $764.1 million for the nine months ended September 30, 2007, compared to $700.4 million for the same period in 2006, representing an increase of $63.8 million or 9.1%. This increase was due to increased revenue of approximately $83.4 million from DIRECTV®. The DIRECTV® increase was primarily due to subscriber activations from the February 2007 DirectStar acquisition and, also, an increase in the number of DIRECTV® work orders. Revenue also increased due to higher revenue of $17.3 million from Verizon due to a higher volume of work orders. In addition, revenue related to projects for the South Florida Water Management District increased by $5.8 million to $13.8 million as we received increased work volume from this customer. Revenue from the City of Fort Lauderdale increased by $6.4 million from $0.6 million during the nine months ended September 30, 2006 to $7.0 million during the nine month period ended September 30, 2007. These increases in revenue were partially offset by a decrease in revenue of $27.9 million from AT&T (including the former BellSouth), $9.8 million from Florida Power & Light, $5.0 million from TXU, $3.0 million from Qwest Communications and $3.0 million from Progress Energy.

     Costs of Revenue. Our costs of revenue were $655.2 million or 85.7% of revenue for the nine months ended September 30, 2007, compared to $600.7 million or 85.8% of revenue for the same period in 2006. The $54.5 million increase in costs of revenue is mainly associated with the increase in revenue during the nine months ended September 30, 2007 compared to the same period in 2006. Operating margin in the period was impacted by an increase in variable subscriber activation costs to 3% of revenue in the nine months ended September 30, 2007, in connection with higher DIRECTV® subscriber activation. Offsetting this increase was a decrease in payroll and contract labor costs as a percentage of revenue, from 54.2% to 52.0% in the nine month period ended September 30, 2007 as compared to the same period in 2006. This decrease in total payroll and contract labor costs as a percentage of revenue was driven by a decrease in payroll and contract labor costs, as a percentage of revenue, of 3.5%, related to businesses other than our install to the home business. Our install to the home business had an increase in payroll costs as a percent of revenue of 1.3%. This increase was in part due to the recruiting and training of approximately 1,700 technicians during the third quarter of 2007.
     Depreciation. Depreciation was $12.1 million for the nine months ended September 30, 2007, compared to $10.6 million for the same period in 2006, representing an increase of $1.5 million. The increase in depreciation expense in the nine months ended September 30, 2007 was due primarily to our increase in capital expenditures resulting from our entering into capital leases for our fleet requirements. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 1.6% of revenue in the nine months ended September 30, 2007 compared to 1.5% of revenue during the nine month period ended September 30, 2006.
     General and administrative expenses. General and administrative expenses were $95.3 million or 12.5% of revenue for the nine months ended September 30, 2007, compared to $54.0 million or 7.7% of revenue for the same period in 2006, representing an increase of $41.3 million. Included in general and administrative expenses during the nine month period ended September 30, 2007 is approximately $38.4 million of expenses recorded in the third quarter of 2007 related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable. As discussed in Note 8 to our condensed unaudited consolidated financial statements in Part I. Item 1 of this Form 10-Q, in the third quarter of 2007, our senior management performed a reassessment of our major legal cases and other disputes and decided to accelerate the closure of a number of these disputes. In part, this decision was driven by a desire to reduce the high levels of legal expense we have incurred in recent years. From the period January 1, 2006 to September 30, 2007, we incurred over $18.5 million for outside legal fees and other costs related to litigation. We believe our current business activities are generating less litigation than in the past, and expect that as we resolve our older legal cases and other disputes we will realize lower levels of expense in future periods for outside legal fees related to litigation.
     As discussed in Note 8, in October 2007 we reached settlement on a Fair Labor Standards Act (“FLSA”) collective action against MasTec. We expect the total liability related to this settlement will approximate $9.6 million. We had accrued $0.6 million in the three months ended September 30, 2006 and accrued the remaining $9.0 million of the estimated settlement cost in the quarter ended September 30, 2007. In total, in the third quarter of 2007, we accrued $38.4 million of expenses related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable. Included in this amount was $23.3 million in connection with settlement or anticipated settlement of legal cases and other disputes that relate to the years 2005 and earlier. We also accrued $12.5 million of bad debt expense in connection with anticipated settlement of accounts receivable which we had been litigating or otherwise aggressively pursuing collection of, and which also are related to the years 2005 and sooner. We recorded $2.4 million of bad debt expense in connection with accounts receivable related to work extending into 2006 and beyond, and $0.2 million in connection with asset write-downs.
     In addition to these costs, $4.6 million of the increase in general and administrative expenses in the nine months ended September 30, 2007 is due to an increase in compensation costs in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, due in part to higher staffing levels associated with higher levels of business activity, including our acquisition of DirectStar in February 2007. Somewhat offsetting the impact of these increases in general and administrative expense was a decrease in non-cash stock compensation of $0.8 million, from $5.4 million in the nine months ended September 30, 2006 to $4.6 million in the same period in 2007. This reduction in compensation expense is mainly the result of a reduction in stock compensation granted during 2007.
     Excluding the impact of the $38.4 million of expense recorded in the quarter ended September 30, 2007 related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable, general and administrative expense for the nine months ended September 30, 2007 would have amounted to $56.9 million, or 7.5% of revenue, in the nine months ended September 30, 2007, as compared to the $54.0 million, or 7.7% of revenue, noted above for the nine months ended September 30, 2006.

     Interest expense, net. Interest expense, net of interest income was $7.1 million or 0.9% of revenue for the nine months ended September 30, 2007, compared to $8.0 million for the same period in 2006, representing a decrease of approximately $0.9 million. The decrease was due in part to higher interest income, which increased from $3.3 million in the nine months ended September 30, 2006 to $5.3 million in comparable period of 2007, largely due to higher outstanding cash balances. Offsetting this increase in interest income was an increase of $1.1 million in interest expense resulting from an increase in average long term debt outstanding in the nine months ended September 30, 2007 as compared to the same period in 2006.
     Other income (expense), net. Other income, net was $4.3 million for the nine months ended September 30, 2007, compared to $5.0 million in the nine months ended September 30, 2006, representing a decrease of $0.7 million. This decrease is largely due to a decrease of $3.6 million in the amount of equity income recognized during the nine months ended September 30, 2007 from our interest in an equity-method investment. As discussed in Note 3 and Note 4 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q, effective February 1, 2007, we acquired the remaining 51% interest and consolidated the results of this company. As such, beginning February 1, 2007, there is no equity income recorded for this entity as their results of operations are consolidated whereas in the nine months ended September 30, 2006 we recorded $3.6 million in equity income. The decrease on other income is partially offset by an increase of $2.6 million on the sale of property and equipment, which increased to $3.9 million in the nine months ended September 30, 2007. $2.5 million of this increase is due to the sale of property discussed in Note 10 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q.
     Minority interest. Minority interest for GlobeTec resulted in a charge of $2.2 million for the nine months ended September 30, 2007, compared to $1.2 million for the same period in 2006, representing an increase in minority interest charge of $1.1 million as a result of higher net income in the nine months ended September 30, 2007 compared to the same period in 2006.
     Discontinued operations. The loss on discontinued operations, which includes our Brazilian operations, our network services operations, our state Department of Transportation related projects and assets, as well as our Canadian operations was, $10.9 million for the nine months ended September 30, 2007 compared to a loss of $66.2 million for the nine months ended September 30, 2006. The net loss for our state Department of Transportation related projects and assets amounted to $9.7 million for the nine months ended September 30, 2007 compared to a net loss of $65.2 million for the nine months ended September 30, 2006. Effective February 1, 2007, we sold our state Department of Transportation related projects and underlying assets. Therefore, the results of operations for our state Department of Transportation related projects and assets are only included for one month during the nine month period ended September 30, 2007 compared to nine months during the comparable period in 2006. In November 2007, we are negotiating towards a settlement with the buyers of our state Department of Transportation projects and assets, who had raised certain warranty and similar claims primarily relating to work we had performed on projects which the buyers purchased. Under the current terms of the negotiation, MasTec will pay $4.5 million in cash and obtain a release from nearly all obligations, including warranty and other indemnifications, related to the projects and assets sold. MasTec recorded an accrual of $4.5 million, which is reflected in our loss from operations in the accompanying consolidated statements of operations, during the nine months ended September 30, 2007 in connection with this negotiation. In addition, we recorded the estimated settlement of certain insurance claims in the nine months ended September 30, 2007. Furthermore, the loss from our state Department of Transportation related projects and assets, includes a loss of $2.9 million in connection with the execution of the sales agreement during the first quarter of 2007. In addition, the net loss attributed to our Canadian operations was $1.1 million during the nine month period ended September 30, 2007 compared to $0.8 million during the nine month period ended September 30, 2006. In our other discontinued operations, during the nine months ended September 30, 2007 we had a net loss of $41,000 compared to a net loss of $0.2 million during the comparable period in 2006.

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
     In February 2007, we used $15.0 million connection with the acquisition of the remaining 51% equity interest in an investment in which we previously owned a 49% interest. We used $18.5 million for the cash portion of the purchase price of substantially all of the assets and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. In October 2007, we used $8.0 million for the cash portion of the purchase price of Three Phase Line Construction, Inc.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, equity investment and earn out obligations and debt service. In January 2006, our lenders issued a $6.5 million letter of credit to our insurance carrier related to our 2006 insurance plans. In November 2006, our lenders issued an $18.0 million letter of credit to our insurance carrier related to our current insurance plans simultaneously with the insurance carrier returning cash collateral of $18.0 million plus all accrued interest to us. Following the January 2007 issuance of the $150.0 million senior notes due 2017, our semi-annual interest payments have been increased to approximately $5.7 million for the senior notes from approximately $4.7 million. In addition to ordinary course working capital requirements, we estimate that we will spend between $20.0 million to $40.0 million per year on capital expenditures. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales. In addition, in connection with certain acquisitions including the DSSI acquisition and our acquisition of the remaining 51% equity interest in our equity investment described below, we have agreed to pay the sellers certain equity investment and earn out obligations which are generally based on the future performance of the investment or acquired business.
     Through the nine months ended September 30, 2007, we paid approximately $3.0 million for earn-out obligations in connection with acquisitions we have made.
     As discussed above, effective February 1, 2007, we acquired the remaining 51% equity interest in an investment in which we had previously owned 49%. We paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest. We also issued to the seller 300,000 shares of our common stock. We agreed to pay the seller an earn-out through the eighth anniversary of the closing date based on the future performance of the acquired entity. In connection with the purchase, we entered into a service agreement with the sellers to manage the business. Under certain circumstances, including a change of control of MasTec or the acquired entity or in certain cases a termination of the service agreement, the remaining earn out payments will be accelerated and become payable. Under the purchase agreement, we may be required to invest up to an additional $3.0 million in this entity.
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

     We anticipate that funds generated from continuing operations, the net proceeds from our senior note offering completed in the first quarter of 2007, borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, equity investment and earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of September 30, 2007, we had $175.7 million in working capital compared to $164.0 million as of December 31, 2006. We define working capital as current assets less current liabilities. Cash and cash equivalents increased from $88.0 million at December 31, 2006 to $133.1 million at September 30, 2007 mainly due to net proceeds from our senior note offering.
     Net cash provided by operating activities was $44.1 million for the nine months ended September 30, 2007 compared to $24.1 million for the nine months ended September 30, 2006. The net cash provided by operating activities in the nine months ended September 30, 2007 was primarily related to a decrease in the net loss during the period and business mix (including the disposition of our state Department of Transportation business), as well as, sources of cash from other assets and liabilities, inventory management and the timing of cash payments related to our accrued expenses. The net cash provided in operating activities during the nine months ended September 30, 2006 was primarily related to the timing of cash payments to vendors and sources of cash collections from customers, as well as the management of inventory and other assets.
     Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2007 compared to net cash used in investing activities of $36.9 million for the nine months ended September 30, 2006. Net cash used in investing activities during the nine months ended September 30, 2007 primarily related to $12.6 million used in connection with acquisitions made net of cash acquired and $20.5 million used for capital expenditures offset by $3.8 million in net proceeds from the sales of assets. Net cash used in investing activities during the nine months ended September 30, 2006 primarily related to cash payments made in connection with the DSSI acquisition of $19.4 million, capital expenditures in the amount of $16.2 million and payments related to our former equity investment in the amount of $3.8 million partially offset by $3.1 million in net proceeds from sales of assets.
     Net cash provided by financing activities was $30.9 million for the nine months ended September 30, 2007 compared to $80.7 million for the nine months ended September 30, 2006. Net cash provided by financing activities in the nine months ended September 30, 2007 was mainly due to proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007 and $9.0 million from the issuance of common stock pursuant to stock option exercises. These proceeds were partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in February 2007 and $4.1 million in payments of financing costs. Net cash provided by financing activities in the nine months ended September 30, 2006 was primarily related to net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $3.9 million partially offset by the redemption of $75.0 million principal on our senior subordinated notes and net payments of $4.0 million on borrowings.
     Cash used in discontinued operations in the nine months ended September 30, 2007 was $8.3 million. This mainly consisted of $8.0 million in cash used in operating activities, mostly attributed to our net loss from these operations. As discussed in Note 7 to our condensed unaudited consolidated financial statements, on February 14, 2007 we sold our state Department of Transportation related projects and underlying net assets, and on April 10, 2007 we sold substantially all of our Canadian operations.
     As discussed in Note 6 to our condensed unaudited consolidated financial statements in Part I. Item 1. Financial Statements to this Form 10-Q, we have a secured revolving credit facility for our operations which was amended and restated on July 31, 2007 with an effective date of June 30, 2007. The credit facility has a maximum amount of available borrowing of $150.0 million, subject to certain restrictions. If certain conditions under the Credit Facility are met, we may request that the maximum amount of available borrowing under the Credit Facility be increased from $150 million to $200 million. The costs related to this amendment were $0.2 million which are being amortized over the life of the credit facility. The credit facility expires on May 10, 2012. These deferred financing costs are included in prepaid expenses and other current assets and other assets in our consolidated balance sheet. On November 7, 2006, we amended our credit facility and provided our insurer with an $18 million letter of credit under the facility simultaneously with the insurer returning cash collateral of $18 million plus all accrued interest to us. As collateral for this letter of credit, we pledged $18 million to our lenders under the Credit Facility. This increase in the outstanding balance in letter of credit will not result in a reduction to our net availability under the credit facility as long as sufficient cash or collateral is granted to our lenders.

     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the credit facility. As of September 30, 2007 and December 31, 2006, net availability under the credit facility, as amended, totaled $35.9 million and $35.1 million, respectively, which included outstanding standby letters of credit aggregating $86.4 million and $83.3 million in each period, respectively. At September 30, 2007, $64.8 million of the outstanding letters of credit were issued to support our casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The credit facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all wholly-owned subsidiaries collateralize the facility. At September 30, 2007 and December 31, 2006, we had no outstanding cash draws under the credit facility. Interest under the credit facility accrues at rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the credit facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. Currently the margin we pay over LIBOR is 1.125%. The credit facility includes an unused facility fee of 0.25%.
     If the net availability under the credit facility is under $15.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the credit facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of September 30, 2007, because at that time net availability under the credit facility, as amended, exceeded the required threshold specified above.
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
     Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the credit facility at September 30, 2007.
     As of September 30, 2007, $150.0 million of our 7.625% senior notes due in February 2017, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: the credit facility (up to $200 million), renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, further indebtedness if our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At September 30, 2007, the cost to complete on our $300.7 million performance and payment bonds was approximately $65.6 million.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates. Our variable rate credit facility exposes us to interest rate risk. However, we had no cash borrowings under the credit facility at September 30, 2007.
Interest Rate Risk
     Less than 1% of our outstanding debt at September 30, 2007 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150.0 million (face value) in senior notes. The carrying value and market value of our debt at September 30, 2007 was $145.7 million. Based upon debt balances outstanding at September 30, 2007, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our interest expense.
Foreign Currency Risk
     We had an investment in a subsidiary in Canada and sold our services into this foreign market.
     Our foreign net asset/exposure (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at September 30, 2007 of U.S. dollar equivalents was a net asset of $0.2 million as of September 30, 2007 compared to $1.7 million at December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 8 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.
ITEM 1A. RISK FACTORS
     Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
We have agreed to keep certain liabilities related to the state of Department of Transportation related projects and assets that were sold in February 2007.
     In connection with the sale of our state Department of Transportation related projects and assets, we agreed to keep certain related liabilities, including certain litigation and the cost to maintain and continue certain performance and payment bonds. At September 30, 2007, the cost to complete on the $163.4 million in performance and repayment bonds related to these projects and assets was $13.4 million. While the buyer of the state Department of Transportation related projects has indemnified us for all contracts and liabilities sold and has agreed to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure, if the buyer were unable to meet its contractual obligations to a customer and the surety paid the amount due under the bond, the surety would seek reimbursement of such payment from us. Accordingly, it is possible that we may incur losses in the future related to these retained liabilities.
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand, the amount they pay or their ability to pay, for our services could impair our financial performance.
     In the three months ended September 30, 2007, we derived approximately 44.2% and 8.3% of our revenue from DIRECTV® and Verizon, respectively. During the nine month period ended September 30, 2007, we derived approximately 44.2% and 9.7% of our revenue from DIRECTV® and Verizon, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from any of these customer reduces significantly, which could result in reduced profitability and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On October 2, 2007, we acquired all of the outstanding shares of capital stock of Three Phase Line Construction, Inc., a company involved in the construction and maintenance of transmission and distribution utility systems, for a purchase price of $8.0 million in cash, subject to adjustment, and an earn-out based on future performance of the acquired entity. We may, at our option, issue shares of our common stock to the sellers of Three Phase Line Construction, Inc. in connection with the earn-out for this acquisition. We have offered to potentially issue these shares to the sellers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.55*	Stipulation and Settlement Agreement dated October 22, 2007.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits filed with this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	MASTEC, INC.
/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)