Form 10-K
period 2007-12-31
MASTEC INC
filed 2008-02-28
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 001-08106

MasTec, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other jurisdiction of Incorporation or Organization)	65-0829355 (I.R.S. Employer Identification No.)

800 S. Douglas Road, 12th Floor, Coral Gables, FL (Address of Principal Executive Offices)	33134 (Zip Code)
(305) 599-1800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer; as defined in rule 405 of the Securities Act.     Yes ☐     No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]
     The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $713,824,133 (based on a closing price of $15.82 per share for the registrant’s common stock on the New York Stock Exchange on June 29, 2007).
     There were 67,171,119 shares of common stock outstanding as of February 25, 2008.
The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2008 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

Cautionary Statement Regarding Forward-Looking Statements
     We are making this statement pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. We make statements in this Annual Report on Form 10-K and in the documents that we incorporate by reference into this Annual Report that are forward-looking. When used in this Annual Report or in any other presentation, statements which are not historical in nature, including the words “anticipate,” “estimate,” “could,” “should,” “may,” “plan,” “seek,” “expect,” “believe,” “intend,” “target,” “will,” “project” and variations of these words and negatives thereof and similar expressions are intended to identify forward-looking statements. They also include statements regarding:
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
     These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:
•	economic downturns, reduced capital expenditures, consolidation and technological and regulatory changes in the industries we serve;

•	the ability of our customers to terminate or reduce the amount of work or in some cases prices paid for services under many of our contracts;

•	market conditions, technical and regulatory changes in our customers’ industries;

•	the highly competitive nature of our industry;

•	our ability to attract and retain qualified managers and skilled employees;

•	the seasonality and quarterly variations we experience in our revenue and profitability;

•	our dependence on a limited number of customers;

•	expectations concerning contingent events, including the expected outcome of claims, lawsuits, proceedings, and indemnification obligations and our belief concerning regulatory compliance;

•	the outcome of our plans for future operations, growth and services, including backlog and acquisitions;

•	increases in fuel and labor costs;

•	any liquidity issues related to our securities held for sale;

•	the restrictions imposed by our credit facility and senior notes; and

•	the other factors referenced in this Annual Report, including, without limitation, under “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I
Item 1. Business
Overview
     We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their transportation and delivery of voice, video and data communications, electricity and other energy resources.
     We, or our predecessor companies, have been in business for over 70 years. We offer our services under the MasTec® service mark and operate through a network of approximately 200 locations and 8,240 employees as of December 31, 2007. Providing services to communication industries, utility industries and government markets, we have consistently ranked among the top specialty contractors by Engineering News-Record.
     Our customers include some of the largest communication and utility companies in the United States, including DIRECTV®, Verizon, AT&T, EMBARQ, Progress Energy, Florida Power & Light, TXU, Qwest, XTO Energy, and Dominion Virginia Power. For the years ended December 31, 2007, 2006 and 2005, 76.7%, 76.4% and 74.4%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. For the years ended December 31, 2007, 2006 and 2005, 72.3%, 74.3% and 68.7%, respectively, of our revenues were derived under multi-year master service agreements and other service agreements.
Industry Trends
     Our industry is comprised of national, regional and local companies that provide outsourced infrastructure services to customers in the communications and utilities industries as well as government customers.
     We believe the following industry trends impact demand for our services:
     Demand for Voice, Video and Data Services. Demand for faster and more robust voice, video and data services has increased significantly with the proliferation of the internet, broadband, video and music download services, high definition television and other advanced video services. To serve this developing market and the ever-increasing need for more bandwidth, voice, video and data service providers are upgrading the performance of their networks or deploying new networks. Investment is facilitated by declining equipment costs and expanded capabilities of wireline and wireless network equipment. In addition, the service offerings of our customers are converging as telephone and cable providers increasingly seek to deploy networks that allow them to provide bundled voice, and advanced video and data services to their customers. Verizon, AT&T, Qwest and numerous regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide full bundled service offerings. Cable companies continue to upgrade their systems to provide for enhanced broadband services, including voice over internet protocol, commonly called VOIP, as well as improved video offerings, including digital television, high definition television, video on demand and digital video recording. Satellite television subscriptions and installations have grown substantially over the last five years as the industry has gained acceptance in part through offering attractive programming such as NFL Sunday Ticket, NASCAR HotPass, and other exclusive sports offerings as well as high definition television and digital video recorder capabilities.
     Increased Outsourcing of Network Infrastructure Installation and Maintenance. We provide specialized services that are labor and equipment intensive. We believe that communications companies view outsourcing as an opportunity to reduce expenses, manage capital costs and stay competitive.

     Inadequacy of Existing Electric Power Transmission and Distribution Networks. The United States electric transmission and distribution infrastructure requires significant ongoing maintenance, upgrades and extensions to manage powerline congestion, avoid delivery failures and connect distribution lines to new end users. Despite significant spending since 1980, the pace of transmission investment has lagged behind total electricity generation investment. Such underinvestment, combined with ever-increasing load demand, contributed to the blackouts, brownouts and rolling blackouts nationwide since 2001, which have periodically left millions in the United States without electricity. As a result, we believe that transmission and distribution spending will continue and likely rise in the near future in order to meet the increasing needs of customers. According to a 2005 Edison Electric Institute report, transmission and distribution spending in the U.S. is expected to average approximately $19 billion annually through 2015.
     Alternative Energy Projects. As utilities search for more environmentally sensitive ways to generate electrical power, the number of alternative energy generation projects, such as wind and solar collection farms, has been expanding rapidly. According to the American Wind Energy Association, in the 4th quarter of 2007, the U.S. had 16,819 megawatts of installed wind farm generating capacity with another 3,506 megawatts currently under construction. These projects are often located in areas where there is no other generation capacity. We believe that extensive collection and transmission projects are necessary to connect these projects to the electrical grid.
     Increased Funding for Energy Projects. The Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007 were passed to develop more reliable supply chains and distribution channels for U.S. energy resources. Among other things, the Energy Policy Act facilitates the siting, environmental compliance, construction and financing of more reliable electrical grid components. The Energy Independence and Security Act promotes a number of research and development initiatives that could lead to increased spending on the nations energy infrastructure and the facilitation of the development of alternative energy projects. As a result, we believe that transmission and distribution spending will likely rise in the near future in order to meet the increasing needs of consumers and businesses.
Competitive Strengths
     Our competitive strengths include:
     National Capability and Brand. We, or our predecessor companies, have been in business for over 70 years and we are one of the largest companies in our industry. Through our network of approximately 200 locations and 8,240 employees across the United States, we offer comprehensive infrastructure services to our customers. We believe our experience, technical expertise and size are important to our customers, which include some of the largest communications and utility companies in the United States. Our size and national capability allow us to allocate people, equipment and resources when and where needed. We offer all of our services under the MasTec® service mark and maintain uniform performance standards across projects, geographic areas and industries.
     Ability to Respond Quickly and Effectively. The services we provide to the various industries we serve are similar which allows us to utilize qualified personnel across multiple industries. We are able to respond quickly and effectively to industry changes and major weather events by allocating our employees, fleet and other assets when and where they are needed.
     Customer Base. Our customers include some of the largest communication and utility companies in the United States, including DIRECTV®, Verizon, AT&T, EMBARQ, Progress Energy, Florida Power & Light, Qwest, XTO Energy, TXU and Dominion Virginia Power. These customers have significant infrastructure needs and the financial resources necessary to fund those needs. We provide services to many of our significant customers under multi-year master service agreements and other service agreements.
     Reputation for Reliable Customer Service and Technical Expertise. We believe that over the years we have established a reputation for quality customer service and technical expertise. We believe that we are one of the largest private label in-home installation and maintenance service providers for DIRECTV®. A 2007 study by J.D. Power and Associates recognized DIRECTV® for achieving one of the highest levels of customer satisfaction in many of its markets. We believe that the training and performance of our technicians contributed to DIRECTV®’s high level of customer satisfaction. We also believe our reputation for technical expertise gives us an advantage in competing for new work from the home installation customers.
     Experienced Management Team. Our management team, which includes our chief executive officer, chief operating officer, service group presidents and financial officers, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and service group presidents have a deep understanding of our customers and their requirements.

Strategy
     The key elements of our business strategy are as follows:
     Capitalize on Favorable Industry Trends. Many of our customers have increased spending on their network infrastructure in order to enhance their ability to offer voice, video and data services, deliver electric power or other energy resources. In addition, many companies are increasing outsourcing network installation and maintenance work. We intend to increase the percentage of business derived from large, financially stable customers in the communications and utility industries. We also intend to use our national presence and full range of services to capitalize on these trends to generate additional revenue from existing and new customers.
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
     Improve Our Financial Strength. We have increased our financial resources in recent years with receipt of the net proceeds from the public offering of our common stock in 2006 and the offering of our senior notes in 2007. These actions have significantly improved our financial condition. We believe these improvements to our financial condition have enhanced our credit worthiness and support our ability to reduce our collateral requirements for our surety bonds and insurance policies.
     Acquisitions, Strategic Alliances and Divestitures. We intend to pursue selected acquisitions and strategic alliances. We will focus on acquisitions and alliances that allow us to expand our operations into targeted geographic areas or allow us to expand our service offerings. Our strategy will include timely and efficient integration to best fit into our internal control environment. We may also consider sales or divestitures of portions of our assets, operations, projects, real estate or other properties.
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
     Maintain and Upgrade. We offer 24-hours-a-day, 7-days-a-week and 365-days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities and networks as well as emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major network overhauls.
Customers
     Our primary customers are in the communications, utilities industries and the government markets. We provide similar infrastructure services across the industries we serve. For the year ended December 31, 2007, 74.2%, 20.9% and 4.9% of our revenues were from customers in the communications, utilities and government industries, respectively. In the year ended December 31, 2007, we derived approximately 44.1%, 9.1% and 6.8% of our revenue from DIRECTV®, Verizon and AT&T, respectively.
     We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. For the years ended December 31, 2007, 2006 and 2005, 72.3%, 74.3% and 68.7%, respectively, of our revenues were derived under master service agreements and other service agreements. While our multi-year master service agreements and other service agreements generally do not guarantee a specific level of work and are generally cancelable upon short notice, the agreements have historically been an important contributor to our revenue and backlog.

     We believe that our industry experience, technical expertise and customer service are important to our being retained by large communications and utility companies and governments. The relationships developed between these customers and our senior management and project management teams are also important to our being retained.
Backlog
     At December 31, 2007 and December 31, 2006, our 18-month backlog was approximately $1.3 billion and $1.1 billion, respectively. We expect to realize approximately 70.3% of our 2007 backlog in 2008. Approximately 85.3% of our backlog at December 31, 2007 was comprised of services to be performed under existing master service agreements and long term contracts. The balance is our estimate of work to be completed on other service agreements.
Sales and Marketing
     We market our services individually and in combination with other companies to provide what we believe is the most efficient and effective solution to meet our customers’ demands, which increasingly require resources from multiple disciplines. Through our unified MasTec® brand and an integrated organizational structure designed to permit rapid deployment of labor, equipment and materials, we are able to quickly and efficiently allocate resources to meet customer needs.
     We have developed a marketing plan emphasizing the MasTec® registered service mark and an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our customers and reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our service groups in coordination with our corporate marketing organization. Our management team has many years of industry experience, both at the service provider level and in some cases with the customers we serve. Our service group managers market directly to existing and potential customers for new contracts and also market our company to be placed on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.
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
     We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverage of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an annual deductible of $100,000. See “Item 1A. Risk Factors — We are self-insured against many potential liabilities.” We are required to periodically post letters of credit and provide cash collateral to our insurance carriers related to our insurance programs. Total outstanding letters of credit amounted to $64.8 million and cash collateral posted amounted to $3.3 million at December 31, 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates—Insurance Reserves.”
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
Competition
     Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Dycom Industries, Inc., Pike Electric, Inc. and Quanta Services, Inc.
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
     We offer services and are branded under the MasTec® service mark. We do not have any patents that are material to our business.
Financial Information About Geographic Areas
     During the years ended December 31, 2007, 2006 and 2005, we operated in the United States and Canada. In March 2007, we declared our Canadian operations as discontinued. On April 10, 2007, we sold substantially all of our Canadian operations. Accordingly, our results of operations for all periods presented reflect our Canadian business as discontinued. As of December 31, 2007, we operate almost exclusively in the United States.
Employees
     As of December 31, 2007, we had approximately 8,240 employees. We hire employees from a number of sources, including our industry, trade schools and colleges. Our primary sources for employees include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain employees by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries and a comprehensive benefits package.
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
Recent Developments
     Settlement Agreement with Buyer of Our State Department of Transportation Related Projects and Assets
     Effective February 1, 2007, we sold our state Department of Transportation related projects and assets. On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement effective as of January 24, 2008, which we refer to as the “Revised Amended Agreement.”
     Under the terms of the settlement agreement, we paid $6 million in cash and obtained from the buyer a covenant not to sue and general release from nearly all obligations owed by us to the buyer under the purchase agreement, including warranty and other indemnification obligations. The Revised Amended Agreement, among other things, deleted substantially all of our representations and warranties and indemnification obligations set forth in the Amended Asset Purchase Agreement, reduced the term of our covenants against competition and solicitation of customers, suppliers and other third parties (other than the buyer’s employees) from the five year period ending February 13, 2012 to the four year period ending February 13, 2011 and released us from our covenant not to compete in the following states: Arizona, Nevada, Colorado, Oklahoma, New Mexico, Missouri and Minnesota. See “Item 1A. Risk Factors — Risks Related to Our Business — We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.”

Available Information
     A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on the Internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the SEC. Copies of our Board of Directors Governance Principles, Personal Responsibility Code, which applies to all staff and expressly applies to our senior officers (including our principal executive officer, principal financial officer and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on the Internet in the Investor Relations section of our website, www.mastec.com, or may be obtained by contacting our Vice President of Investor Relations, by phone at (305) 406-1815 or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Personal Responsibility Code for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at
1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
     You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of these risks actually occurs, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.
Risks Related to Our Industry and Our Customers’ Industries
An economic downturn or reduced capital expenditures in the industries we serve may result in a decrease in demand for our services.
     Beginning in the fourth quarter of 2007 and continuing into 2008, a number of key economic indicators including the Consumer Confidence Index, US Leading Index, Consumer Price Index (‘CPI’), and total new housing starts have been trending downward and pointing in the direction of a potential economic downturn during 2008. Because we have been negatively impacted by previous economic downturns, we constantly monitor our customers industries and their relative health compared to the economy as a whole. The aforementioned reduction in new housing starts, should it continue during 2008, could negatively impact our customers who utilize our services to construct their ‘last mile’ of infrastructure. Continued reductions in new housing starts, which generally follow overall economic trends, could result in the cancellation of certain projects or a reduction in the utilization of our services until these sectors of the economy improve. Additionally, our customers who provide satellite communications to consumers across the country could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that we and our customers anticipate. Moreover, during an economic downturn, our customers may not have the ability or desire to continue to fund capital expenditures for infrastructure at their current levels. A decrease in either ‘last mile’ projects, new subscriptions and upgrades or any other services we provide could adversely affect our results of operations, cash flows and liquidity.
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
Risks Related to Our Business
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.
     For the year ended December 31, 2007, we derived approximately 44.1%, 9.1% and 6.8% of our revenue from DIRECTV®, Verizon, and AT&T, respectively. In the year ended December 31, 2006, we derived approximately 37.5%, 10.2% and 8.3% of our revenue from DIRECTV®, AT&T, and Verizon, respectively. In addition, our ten largest customers accounted for approximately 76.7%, 76.4% and 74.4% of our revenue in the years ended December 31, 2007, 2006 and 2005, respectively.
     Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity.
Our profitability and liquidity could decline if certain customers reduce the amounts they pay for our services or if our customers are unable to pay for our services.
     In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn and certain industry specific factors that worsened the impact of the overall economic downturn on those customers. See “Risks Related to Our Industry and Our Customers’ Industries”, specifically the risk factor entitled “An economic downturn or reduced capital expenditures in the industries we serve may result in a decrease in demand for our services”. In 2007, 2006 and 2005 total provisions for bad debts aggregated to $17.6 million, $10.0 million and $4.9 million, respectively, of which $14.1 million, $7.9 million and $3.7 million, respectively, resulted from anticipated legal settlements and discontinued operations. As of December 31, 2007, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million, of which $0.3 million is included in specific reserves for bad debts, with the remaining amounts expected to be recovered through secured and unsecured claims and enforcement of liens or bonds.
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

     We recorded an unrealized loss in 2007 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.
     The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. As of December 31, 2007, we have identified approximately $16.2 million of investments subject to this auction process for which there have been insufficient bidders at the scheduled rollover dates and held another approximately $33.0 million of these securities. As a result, we recorded an unrealized loss of $4.8 million in 2007. Subsequent to year end, of the approximately $33.0 million of these securities, approximately $8.5 million were sold at par, approximately $7.9 million had insufficient bidders and failed the reset process, and we believe the remaining approximately $16.6 million may be at risk of having this occur. While the investments are of a high credit quality and the rating of these securities has not been lowered, at this time we are uncertain when the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional losses as a result of these investments. See Note 5 in “Notes to Consolidated Financial Statements.”
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
     A substantial portion of our revenue is derived from master service agreements and other service agreements that are fixed price contracts. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. In addition to master or other service agreements we enter into contracts that require installation or construction of specified units within an infrastructure system. Under those agreements, we have also contractually agreed to a price per unit. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. We are also required to immediately recognize the full amount of any estimated costs on these projects if estimated costs to complete the remaining units for the projects exceed the revenue to be earned on such units.
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
We recognize revenue for our installation/construction fixed price contracts using the percentage-of-completion method, therefore, variations of actual results from our assumptions may reduce our profitability.
     We recognize revenue on long-term installation/construction fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our liquidity. For example, for the years ended December 31, 2007, 2006 and 2005, we incurred approximately $0.3 million, $6.8 million and $3.3 million, respectively, of losses on percentage-of-completion contracts. For the years ended December 31, 2006 and 2005, $6.5 million and $2.3 million, respectively, were included in loss from discontinued operations.

Amounts included in our backlog may not result in actual revenue or translate into profits.
     Approximately 85.3% of our 18-month backlog at December 31, 2007 was comprised of master service agreements and other service agreements which do not require our customers to purchase a minimum amount of services and are cancelable on short notice. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. If our backlog fails to materialize, we could experience a reduction in our revenue, profitability and liquidity.
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
     Natural catastrophes such as hurricanes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could result in a decline in profitability and liquidity.
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
Increases in our insurance premiums or collateral requirements could significantly reduce our profitability, liquidity and availability under our credit facility.
     Because of factors such as increases in claims, projected significant increases in medical costs and wages, lost compensation and reductions in coverage, insurance carriers may be unwilling to continue to provide us with our current levels of coverage without a significant increase in insurance premiums or collateral requirements to cover our deductible obligations. An increase in premiums or collateral requirements could significantly reduce our profitability and liquidity as well as reduce availability under our revolving credit facility.
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
     In connection with the sale of our state Department of Transportation related projects and assets and the related settlement explained in “Item 1 — Business — Recent Developments”, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the Revised Amended Agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims.
     Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. At December 31, 2007, we estimate that the cost to complete on the $161.8 million in performance and payment bonds related to these projects and assets was $8.4 million.
We may incur goodwill impairment charges in our reporting entities which could harm our profitability.
     In accordance with Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets”, or “SFAS No. 142”, we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. In the year ended December 31, 2005, we charged $11.5 million, against goodwill related to the decision to sell substantially all of our state Department of Transportation related projects and assets. In connection with our decision to sell substantially all our Canadian net assets, we wrote off goodwill associated with this entity in the amount of $0.4 million for the year ended December 31, 2007. We may incur additional impairment charges related to goodwill in any of our reporting entities in the future if the markets they serve or their business deteriorates.
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
     At December 31, 2006, we had $121.0 million in senior subordinated notes outstanding due February 2008 under an indenture. Since then we have issued $150.0 million aggregate principal amount of 7.625% senior notes due 2017, under a new indenture, the proceeds of which we used to redeem the senior subordinated notes due February 2008. We also have a $150.0 million revolving credit facility of which we had no outstanding cash draws at December 31, 2007. At December 31, 2007, the net availability under the credit facility was approximately $44.0 million which includes outstanding standby letters of credit aggregating $86.4 million. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:
•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	creating certain liens against our assets;

•	prepaying our other indebtedness, excluding the senior notes;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and indenture).
     Our credit facility provides that if our net borrowing base availability falls below $15.0 million we must comply with a minimum fixed charge coverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources.” In the past, we have not been in compliance with certain financial covenants of our credit facility and have had to seek amendments or waivers from our lenders. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain further modifications of the facility or secure another source of financing to continue to operate our business. A default could result in the acceleration of either our obligations under the credit facility or under the indenture relating to the senior notes, or both. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may decrease our profitability and liquidity.
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
Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.
     In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for performance-based stock awards, income taxes (including net deferred tax assets), contingencies and litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
     We have made, and in the future plan to make, strategic acquisitions. However, we may not be able to identify suitable acquisition opportunities or may be unable to obtain the consent of our lenders and therefore not be able to complete such acquisitions. We may pay for acquisitions with our common stock which may dilute your investment in our common stock or decide to pursue acquisitions that investors may not agree with. In addition, acquisitions may expose us to operational challenges and risks, including:
•	the ability to profitably manage additional businesses or successfully integrate the acquired business operations and financial reporting and accounting control systems into our business;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to hire qualified personnel required for expanded operations.
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
     From 2001 to 2003, for example, our common stock fluctuated from a high of $24.75 per share in the first quarter of 2001 to a low of $1.31 per share in the first quarter of 2003. During 2006 and 2007, our common stock fluctuated from a high of $16.25 per share to a low of $8.68 per share. We may continue to experience significant volatility in the market price of our common stock. See “Item 5. Market Information for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”
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
     Jorge Mas, our Chairman, Jose Mas, our CEO, and other members of the Mas family who are employed by MasTec, beneficially own approximately 32.7% of the outstanding shares of our common stock as of February 25, 2008. Accordingly, they are in a position to influence:
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
     As of December 31, 2007, our operations were conducted from approximately 200 locations. None of our facilities in these locations is material to our operations because most of our services are performed on customers’ premises or on public rights of way and because suitable alternative locations are available in substantially all areas where we currently conduct business.
     We also own property and equipment that, at December 31, 2007, had a net book value of $81.9 million. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, networks, computers, computer software, office and other equipment. Our equipment is acquired from various third-party vendors, none of which we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2007.
Item 3. Legal Proceedings
Change in Strategy Regarding Litigation and Other Disputes
     In the third quarter of 2007, our senior management performed a reassessment of our major legal cases, claims and other disputes, including disputes involving amounts due us, and decided to accelerate the closure of a number of these matters, particularly older legal cases, claims and disputes from the years 2001 through 2005, which generally do not involve current customers. In part, this decision was driven by a desire to reduce the high levels of legal expense and related costs that we have incurred in recent years, and to reduce the amount of management’s time devoted to litigation matters and other claims and disputes. While we will attempt to accelerate the closure of these matters, we will only do so if we believe such resolution is in the best interests of MasTec and its shareholders.
Legacy Litigation
     MasTec is subject to significant outstanding litigation, primarily dating from the period 2001 through 2005.
     In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While MasTec denies the allegations underlying the lawsuit, in October 2007 we agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers MasTec’s current and former install-to-the home employees who were employed by MasTec from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas and Virginia. The gross amount of the settlement is up to $12.6 million, and is subject to court approval. This amount represents the maximum payout, assuming 100% opt-in by all potential members of the purported class.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after Coos County refused payment due us on regular contract invoices of $6.3 million and refused to process change orders submitted after November 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done and interest. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action seeking damages in excess of $15 million for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes. The amount of revenue recognized on the Coos County project that remained uncollected in accounts receivable on the December 31, 2007 balance sheet amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In February 2008, we entered into a tentative agreement to settle our dispute with Coos County, which provides for a $4.35 million payment to Coos County in June 1, 2008 and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008. The tentative agreement is subject to the negotiation and approval of a definitive settlement agreement and MasTec not being penalized greater than $1.5 million in the Corps of Engineers case described below. We cannot assure you that these conditions will be met.

     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers”, and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the project. While we do not agree that the notices were appropriate or justified, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. On March 30, 2006, the Corps of Engineers brought a complaint in a federal district court against us and Coos County and are seeking damages in excess of $16 million. The matter went to trial in February 2008 and we are awaiting a verdict.
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
     During 2003 and 2004, we provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million in dispute. In 2004, we filed suit against MSE seeking payment. To date, we have recovered $1.3 million from MSE in settlement on three of these projects and are seeking additional amounts owed us. An arbitration was held in August 2007 and in January 2008 we were awarded a $2.65 million judgment in connection therewith.
     In November 2004, MasTec entered into, and bonded, a conditional $2.6 million settlement of litigation brought for subcontract work done in 2001 by Hugh O’Kane Electric for MasTec on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for this work. The settlement was conditioned upon the resolution of all of the Court proceedings including appeals. MasTec filed an appeal seeking to enforce contractual terms which relieved MasTec of its obligation to pay Hugh O’Kane when MasTec was not paid by Telergy. New York’s appellate level court upheld the enforceability of the terms of MasTec’s contract, but remanded the case to the trial court to determine whether there were factual issues that prevented MasTec from using the contractual provision as a defense. The trial court found that factual issues prevented MasTec from using the contractual provision as a defense and MasTec appealed. The appellate court upheld the trial courts ruling and MasTec requested a rehearing, which was denied.
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
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier has retained the rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We are also seeking reimbursement of expenses incurred by us which we believe are reimbursable by our excess insurance carrier. We believe the claims of the excess insurance carrier are without merit and plan to continue vigorously pursuing this action. Although a district court ruled in March 2007 that there is no coverage provided under the excess policy, we disagree and have appealed. We are also pursuing claims against the insurance broker for any losses arising from the same issue involving notice.
     In February 2008, we were notified in writing by the SEC staff that its formal investigation related to the restatement of our financial statements in 2001 through 2003 has been completed and that it does not intend to recommend an enforcement action.
     We provided telecommunication infrastructure services to Adesta Communications, Inc. in 2000 and 2001. Adesta filed for bankruptcy in 2001. At December 31, 2007 we were seeking to recover amounts in excess of $4 million from the Adesta bankruptcy trustee from the proceeds of the sale of Adesta’s assets. Based on our understanding of the current status of the bankruptcy trustee’s sales negotiations with respect to these assets, we have reflected $1.3 million in other current assets on our consolidated balance sheet at December 31, 2007 related to Adesta.
     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that six former members of the Board of Directors of Sintel, including Jorge Mas, our chairman, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We were also named as a potentially liable party. The Court conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. In December

2007, the Court decided to close the investigation and issued an order allowing the trial phase against the former officers of MasTec, Inc. to proceed. The order does not name MasTec, Inc. as a potentially liable party. The union has alleged Sintel and its creditors were damaged in the approximate amount of 269 million euros ($396 million at December 31, 2007). The order is subject to appeal by several of the parties. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier has reimbursed us all of our legal fees to date and agreed to fund legal expenses for the remainder of the litigation under a reservation of rights. The amount of loss, if any, relating to this matter cannot presently be determined.
     In October 2003, a MasTec subsidiary filed a lawsuit in a New York state court against Inepar Industria e Construcoes or “Inepar”, its Brazilian joint venture partner. MasTec sued Inepar for breach of contract arising out of Inepar’s failure to indemnify MasTec for claims resulting from numerous misrepresentations made by Inepar. Inepar subsequently failed to answer MasTec’s complaint and MasTec sought a default judgment. In September 2006, the state court entered a judgment in favor of MasTec and against Inepar in the amount of $58.4 million. MasTec has commenced collections efforts. Due to the uncertainty of the ongoing collection process, we have accounted for the amounts related to this judgment in our favor as a gain contingency and have not reflected these amounts in our financial statements.
     In December 2004, we brought an action against NextiraOne Federal in the Federal Court in Eastern District of Virginia, to recover payment for services rendered in connection with a Federal Department of Defense project on a network wiring contract. Our network services are now a discontinued operation. NextiraOne counterclaimed for offsets and remediation. On May 5, 2006, the court ruled that we failed to establish an entitlement to recover damages for contract work done, and that NextiraOne Federal failed to establish an entitlement to recover costs of alleged offsets and costs of remediation. We appealed, but the appellate court affirmed the lower court’s ruling.
Other Litigation, Claims and Disputes.
     In addition to the matters discussed above, we are also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of our business.
Financial Statement Impact.
     Primarily as a result of the change in strategy noted above, we entered into settlement negotiations on several of these legal cases, claims and other disputes, including disputes involving amounts due us, reached settlement on the FLSA matter discussed above and on other disputes, and authorized settlement on a number of other matters, including certain accounts receivable for which we had been pursuing collection via negotiation or via the legal process. As a result of these negotiations and actual or anticipated settlements (including FLSA and Coos County), and other developments, we recorded charges totaling $39.1 million for the actual or anticipated settlement of litigation, claims and other disputes in the nine months ended September 30, 2007 and $0.2 million in the three months ended December 31, 2007. Accrued aggregate liabilities related to the matters discussed above amounted to approximately $24.9 million at December 31, 2007 which is included in other current liabilities. Our allowance for doubtful accounts and other asset valuation accounts related to the matters discussed above amounted to $9.7 million and $4.4 million, respectively, at December 31, 2007.
     Although we believe that we have gone through a thorough review of these legacy and other matters and have developed what we believe are reasonable estimates for settling the legacy legal cases, claims and other disputes, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future as facts and circumstances change. We have incurred substantial costs in connection with these claims and will continue to do so until there is a resolution of these matters. We cannot assure you that a favorable outcome will be reached in any of these cases. If we are not able to settle these cases at the amounts estimated, or if we are subject to an unfavorable trial outcome or other final resolution on these matters, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable. See “Item 1A — Risk Factors — Risks Related to Our Business — Claims, lawsuits and proceedings could reduce profitability and liquidity and weaken our financial conditions.”
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
     Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Market Information.
     Our common stock is listed on the New York Stock Exchange under the symbol “MTZ”. The following table sets forth, for the quarters indicated, the high and low sale prices of our common stock, as reported by the New York Stock Exchange.

	Year Ended December 31,
	2007		2006
	High	Low	High	Low
First Quarter	$12.40	$10.60	$14.32	$10.20
Second Quarter	$16.25	$10.84	$14.75	$11.54
Third Quarter	$16.10	$12.02	$13.75	$9.88
Fourth Quarter	$16.00	$8.68	$12.52	$9.88
     Holders. As of February 25, 2008, there were 2,042 shareholders of record of our common stock.
Performance Graph
     The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500) and two Peer Groups. The old Peer Group is comprised of the following companies: Dycom Industries, Inc, Quanta Services, Inc., Black Box, Inc., LCC International, Inc. and Wireless Facilities, Inc. The new Peer Group is comprised of Dycom Industries, Inc., Quanta Services, Inc. and Pike Electric, Inc. The new Peer Group was selected since we believe it more closely reflects our core business and position in the industry.
     The graph assumes an investment of $100 in our common stock and each of the respective indices, for the period from December 31, 2002 to December 31, 2007. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
     The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., The S&P 500 Index
A New Peer Group And An Old Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31, 2007.

     Dividends. We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the board of directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions on our common stock without the prior consent of the lender and the indenture governing our senior notes contains covenants that restrict our ability to make certain payments including the payment of dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
     Unregistered Sales of Equity Securities and Proceeds. On December 20, 2007, we acquired certain assets of Power Partners 1979, LLC, for a purchase price of $5.5 million in cash and assumed liabilities of $1.1 million and agreed to pay the seller and earnout based on performance through the fifth anniversary of the closing date. We may, at our option, issue up to 660,000 shares of our common stock to the seller of this business in connection with the earnout for this acquisition. We have offered to potentially issue these shares to the sellers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     Purchases of MasTec Stock. We did not repurchase any shares of our common stock during the year ended December 31, 2007.
Item 6. Selected Financial Data
     The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated. All periods presented reflect our Canadian operations as Discontinued Operations. The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007		2006		2005		2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$1,037,779		$940,421		$838,663		$795,510	$688,223
Costs of revenue, excluding depreciation	$891,606		$808,142		$722,427		$703,817	$606,089
Income (loss) from continuing operations	$6,283		$40,050		$21,331		$(11,504)	$(20,418)
Loss from discontinued operations, net of tax	$(13,611)		$(90,398)		$(35,947)		$(37,933)	$(31,881)
Net loss	$(7,328	)(1)	$(50,348	)(1)	$(14,616	)(1)	$(49,437)	$(52,299)
Basic net (loss) income per share:
Continuing Operations	$0.10		$0.63		$0.44		$(0.24)	$(0.43)
Discontinued Operations	$(0.21)		$(1.42)		$(0.73)		$(0.78)	$(0.66)
Total basic net (loss) income per share	$(0.11)		$(0.79)		$(0.30)		$(1.02)	$(1.09)
Diluted net (loss) income per share:
Continuing Operations	$0.09		$0.62		$0.43		$(0.24)	$(0.42)
Discontinued Operations	$(0.20)		$(1.39)		$(0.72)		$(0.78)	$(0.66)
Total diluted net loss per share	$(0.11)		$(0.77)		$(0.29)		$(1.02)	$(1.08)
Basic net loss per share before cumulative effect of change in accounting principle	$(0.11)		$(0.79)		$(0.30)		$(1.02)	$(1.09)
Diluted net loss per share before cumulative effect of change in accounting principle	$(0.11)		$(0.77)		$(0.29)		$(1.02)	$(1.08)

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data
Working capital	$159,462	$164,042	$135,742	$134,810	$104,359
Property and equipment, net(2)	$81,939	$61,212	$47,513	$62,966	$83,148
Total assets(2)	$710,749	$646,113	$584,837	$600,870	$612,470
Total debt(2)	$162,973	$130,176	$200,370	$196,110	$198,265
Total shareholders’ equity	$314,565	$304,711	$179,603	$191,153	$210,991

(1)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Years Revenue, Costs of Revenue and General and Administrative Expenses” for discussion of factors impacting our net loss.

(2)	As of December 31, 2003, these amounts include the assets and liabilities of discontinued operations of the state Department of Transportation projects, as we were unable to segregate such assets during those years. As of December 31, 2006, 2005 and 2004 the assets and liabilities of the state Department of Transportation projects have been reclassified to long-term assets held for sale and long-term liabilities related to assets held for sale and are not included.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
     We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and governments. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their transport and delivery of voice, video and data communications, electricity and other energy resources.
     We, or our predecessor companies, have been in business for over 70 years. We offer all of our services under the MasTec® service mark and operate through a network of approximately 200 locations and 8,240 employees as of December 31, 2007. Providing services to the communication industries, utility industries and government sectors, we have consistently ranked among the top specialty contractors by Engineering News-Record.
     On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017. On March 2, 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest.
     We also amended our credit facility effective June 30, 2007, which extended the expiration date of the credit facility from May 10, 2010 to May 10, 2012. The amendment also added an accordion feature which allows us to request an increase in the maximum amount borrowed under the credit facility from $150 million to $200 million, if certain criteria under the credit facility is met, reduced the interest rate margin applied to borrowings and increased the maximum available amount we can borrow at any given time, among other things.
     In February 2007, we acquired the remaining 51% equity interest in an investment in which we previously owned a 49% interest. During 2007 we also acquired an entity specializing in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states and acquired certain assets and assumed certain liabilities of an electrical utility contractor specializing in wind farm construction. Finally, in 2007 and 2008 we acquired the remaining minority ownership interest in GlobeTec Construction, LLC (“GlobeTec”).
     Effective February 1, 2007, we sold our state Department of Transportation related projects and assets. We agreed to keep certain assets and liabilities. On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on projects we sold.
     In the third quarter of 2007, we performed a reassessment of our major legal cases, claims and other disputes, including disputes involving amounts due us, and decided to accelerate the closure of a number of these matters, particularly older legal cases, claims and disputes from the years 2001to 2005, which generally do not involve current customers. In part, this decision was driven by a desire to reduce the high levels of legal expense and related costs that we have incurred in recent years, and to reduce the amount of management’s time devoted to litigation matters and other claims and disputes. While we will attempt to accelerate the closure of these matters, we will only do so if we believe such resolution is in the best interests of MasTec and its shareholders. As a result of the change in strategy and actual or anticipated settlements, and other developments, we recorded charges totaling $39.1 million for the actual or anticipated settlement of litigation, claims and other disputes in the three months ended September 30, 2007 and $0.2 million in the three months ended December 31, 2007.

Revenue
     We provide services to our customers which are companies in the communications and utilities industries as well as government customers.
     Revenue for customers in these industries is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Communications	$769,611	$684,217	$610,787
Utilities	217,385	217,947	183,889
Government	50,783	38,257	43,987

	$1,037,779	$940,421	$838,663

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
     The remainder of our work is generated pursuant to contracts for specific installation/construction projects or jobs that may require the construction and installation of specified units within an infrastructure system or an entire infrastructure system. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer.
     Revenue by type of contract is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Master service and other service agreements	$750,462	$698,867	$576,311
Installation/construction projects agreements	287,317	241,554	262,352

	$1,037,779	$940,421	$838,663

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
Discontinued Operations
     Effective February 2007, we sold the state Department of Transportation related projects and net assets. As a result of this sale, we recorded impairment charges totaling $2.9 million and $44.5 million during the years ended December 31, 2007 and 2006, respectively. On January 24, 2008, we entered into a settlement with the buyer of our state Department of Transportation related projects and assets, to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the projects which were sold. As a result of the settlement, we have recorded a charge of $6.0 million which is reflected in our loss from discontinued operations for the year ended December 31, 2007.
     In April 2007, we sold substantially all of our Canadian operations for approximately $1.0 million. In addition, we reviewed the carrying value of the net assets related to our Canadian operations. During the year ended December 31, 2007, we wrote-off $0.4 million in goodwill in connection with our decision to sell substantially all of our Canadian net assets. In addition, we recorded a non-cash impairment charge of approximately $0.6 million. See Note 11 “Discontinued Operations” in Notes to Consolidated Financial Statements. The financial information for all periods presented in this annual report on Form 10-K reflects the above operations as discontinued operations.
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
Revenue Recognition
     Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. There are also master service agreements that are billed on a fixed fee basis. Under our fixed fee master service and similar type service agreements, we furnish various specified units of service for a separate fixed price per unit of service. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates.
     In addition to master and other service agreements we enter into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed upon price as the units are completed and delivered. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. We are also required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units.
     We also enter into fixed price, long-term installation/construction contracts that primarily require the construction and installation of an entire infrastructure system. We recognize revenue and related costs as work progresses on fixed price long-term contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We estimate total project costs and profit to be earned on each fixed-price, long-term contract. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss.
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
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes past due balances based on invoice date, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We review the adequacy of reserves for doubtful accounts on a quarterly basis. If our estimates of the collectability of accounts receivable change, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.
     Our estimates for our allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or the industries we serve, and our loss experience has increased during such times.
     We recorded total provisions against earnings for doubtful accounts of $17.6 million, $10.0 million and $4.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively, of which $14.1 million, $7.9 million and $3.7 million, respectively, resulted from anticipated legal settlement and discontinued operations in our consolidated statements of operations for those periods.

Inventories
     Inventories consist of materials and supplies for construction and install to the home projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. During the year ended December 31, 2007, we recorded no inventory obsolescence provisions. During the years ended 2006 and 2005, we recorded inventory obsolescence provisions of $0.6 million and $1.0 million, respectively, of which $0.6 million and $0.3 million, respectively, are included in loss from discontinued operations in the consolidated statements of operations.
Depreciation and Amortization
     We depreciate our property and equipment over estimated useful lives using the straight-line method. We periodically review changes in technology and industry conditions, asset retirement activity and salvage values to determine adjustments to estimated remaining useful lives and depreciation rates.
Securities Available-for-Sale
     We account for securities available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting For Certain Debt and Equity Securities.” Securities available-for-sale are recorded at fair value, and temporary unrealized holding gains and losses are recorded, as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
     Auction-rate securities represent interests in collateralized debt obligations, student loans, taxable municipal bonds and similar securities. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. Due to the short interest rate reset period and expected liquidity, we have recorded auction-rate securities as current securities available for sale. As of December 31, 2007, we held approximately $16.2 million of high credit quality auction-rate securities which had experienced a failed reset process and were deemed to have experienced a temporary decline in fair value, and held another approximately $33.0 million of these securities. We have recorded approximately $4.8 million of unrealized losses related to the auction securities as of December 31, 2007. Subsequent to year end, of the approximately $33.0 million of these securities, $8.5 million were sold at par, approximately $7.9 million had insufficient bidders and failed the reset process, and we believe the remaining approximately $16.6 million may also be temporarily at risk of having this occur.
Valuation of Long-Lived Assets
     We review long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, we use projections of future discounted cash flows from the assets. These projections are based on our view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. In addition, due to the decision to dispose of our state Department of Transportation projects and assets, we evaluated long-lived assets for these operations under SFAS No. 144 based on projections of future discounted cash flows from these assets in 2006 and an estimated selling price for the assets held for sale.
Valuation of Goodwill and Intangible Assets
     In accordance with SFAS No. 142, we conduct, on at least an annual basis, a review of our reporting units to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each unit. Should this be the case, the value of our goodwill may be impaired and written down.

     In connection with the commitment to sell sale of substantially all of our state Department of Transportation related projects and assets, we wrote off goodwill associated with this entity in the amount of $11.5 million during the year ended December 31, 2005. In connection with our decision to sell substantially all of our Canadian operations, we wrote off goodwill associated with this entity in amount of $0.4 million for the year ended December 31, 2007.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their market value. See “Item 1A. Risk Factors — We may incur goodwill impairment charges in our reporting entities which could harm our profitability.”
Insurance Reserves
     We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $3 million for our automobile liability policy. We have excess umbrella coverages up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $300,000 after satisfying an annual deductible of $100,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We are working with our insurance carriers to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are booked in the reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate.
     We are periodically required to post letters of credit and provide cash collateral to our insurance carriers. As of December 31, 2007 and 2006, such letters of credit amounted to $64.8 million and $66.2 million, respectively, and cash collateral posted amounted to $3.3 million and $6.6 million, respectively, which is included in other assets.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $47.9 million and $49.2 million as of December 31, 2007 and 2006, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our remaining deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on feasible tax planning strategies that are available to us. At December 31, 2007, we have approximately $176 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. We also have net operating loss carryforwards for U.S. state and local purposes that expire from 2007 to 2026. We have unrealized excess tax benefit of approximately $1.7 million, that when realized, will increase capital surplus.
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

2008 Outlook
     We believe we have significant market opportunities in 2008 in five areas:
     Fiber Deployment — we believe this market will continue to grow in 2008 and that the Regional Bell Operating Companies, or RBOCs and other communications companies, will continue to enhance their infrastructures by deploying more fiber optic cable which could increase the demand for our services.
     Satellite Install to the Home — we believe the increased number of DIRECTV® subscribers and expansion of high definition video programming provides us with the opportunity to provide maintenance services for the existing customers and opportunities to provide similar, or unrelated, installation services for new customers.
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
     Alternative Energy Projects — we believe this market will continue to grow in 2008 and we recently made an acquisition to expand our capabilities in this area. Our primary focus in this area is the construction of wind farm infrastructure.
     Our 2008 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-looking Statements”, “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.
Comparisons of Fiscal Year Results
     The components of our consolidated statements of operations, expressed as a percentage of revenue, are set forth in the following table (dollars in thousands):

	Year Ended December 31,
	2007		2006		2005
Revenue	$1,037,779	100.0%	$940,421	100.0%	$838,663	100.0%
Costs of revenue, excluding depreciation	891,606	85.9	808,142	85.9	722,427	86.1
Depreciation	16,988	1.6	14,490	1.5	16,069	1.9
General and administrative expenses	114,723	11.1	73,353	7.8	61,969	7.4
Interest expense, net of interest income	9,236	0.9	10,083	1.1	19,253	2.3
Other income, net	3,516	0.3	7,991	0.8	4,100	0.5

Income from continuing operations before income taxes and minority interest	8,742	0.8	42,344	4.5	23,045	2.7
Income taxes	—	—	—	—	—	—
Minority interest	(2,459)	(0.2)	(2,294)	(0.2)	(1,714)	(0.2)

Income from continuing operations	6,283	0.6	40,050	4.3	21,331	2.5
Loss from discontinued operations	(13,611)	(1.3)	(90,398)	(9.6)	(35,947)	(4.3)

Net loss	$(7,328)	(0.7%)	$(50,348)	(5.3%)	$(14,616)	(1.7%)

     The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Comparison of Years Ended December 31, 2007 and 2006
     Revenue. Our revenue was $1,037.8 million for the year ended December 31, 2007, compared to $940.4 million for the same period in 2006, representing an increase of $97.4 million or 10.4%. The increase from 2006 to 2007 was due primarily to higher revenue of approximately $104.5 million from DIRECTV®. The DIRECTV® increase was primarily due to subscriber activations from our February 2007 acquisition and an increase in the number of work orders. Revenue from Verizon increased by $16.8 million, mainly due to higher volume of work orders. We also experienced increases in revenues from American Electric Power, the City of Ft. Lauderdale and XTO Energy in amounts of $8.4 million, $7.2 million, and $6.3 million, respectively, when compared to the prior year. These increases were partially offset by a decrease in revenue of $25.6 million from AT&T, a decrease in revenue of $11.3 million from Florida Power and Light due to termination of unprofitable contracts, and a decrease in revenue for Comcast Cable Communications, Inc. of $8.3 million.
     Costs of Revenue. Our costs of revenue were $891.6 million or 85.9% of revenue for the year ended December 31, 2007, compared to $808.1 million or 85.9% of revenue for the same period in 2006. The increase of $83.5 million was generally attributable to the higher revenues achieved during the year ended December 31, 2007. Our gross margin of 14.1%, excluding depreciation, remained consistent in 2007 when compared to 2006 reflecting our continued ability to sustain margins.
     Depreciation. Depreciation was $17.0 million or 1.6% of revenue for the year ended December 31, 2007, compared to $14.5 million or 1.5% of revenue for the same period in 2006, representing an increase of $2.5 million. The increase was primarily due to capital expenditures and capital lease agreements that we executed during 2006 and 2007 to finance machinery and equipment.
     General and administrative expenses. General and administrative expenses were $114.7 million or 11.1% of revenue for the year ended December 31, 2007, compared to $73.4 million or 7.8% of revenue for the same period in 2006, representing an increase of $41.3 million. The increase in general and administrative expenses was mainly attributable to $38.6 million of the $39.3 million of expenses recorded during 2007 related to actual or expected settlement of legal cases, disputes and other contingencies, including litigation and other disputes related to accounts receivables. Excluding the impact of the $38.6 million of expenses recorded during 2007, general and administrative expense for the year ended December 31, 2007 would have been $76.1 million or 7.3% of revenue as compared to the $73.4 million, or 7.8% of revenue in 2006.
     Interest expense, net. Interest expense, net of interest income was $9.2 million or 0.9% of revenue for the year ended December 31, 2007 compared to $10.1 million or 1.1% of revenue for the same period in 2006 representing a decrease of $0.9 million. The decrease was due to higher interest income, which increased $2.5 million, from $4.4 million for the year ended December 31, 2006 to $6.9 million for the year ended December 31, 2007, mostly due to higher outstanding cash and investment balances. Offsetting the increase in interest income was an increase of $1.7 million in interest expense, from $14.4 million for the year ended December 31, 2006 to $16.1 million for the year ended December 31, 2007, mostly due to an increase in average long term debt outstanding, as a result of the issuance of our $150 million 7.625% senior notes in 2007.
     Other income net. Other income was $3.5 million or 0.3% of revenue for the year ended December 31, 2007, compared to $8.0 million or 0.8% of revenue for year ended December 31, 2006, representing a decrease of $4.5 million. The decrease is mainly due to a $5.7 million reduction in income earned during 2007 from our ownership in an equity investment. As discussed in Note 3 in our Notes to Consolidated Financial Statements, effective February 1, 2007, we acquired the remaining 51% interest and consolidated the results of this entity. As such, beginning February 1, 2007, no equity income was recorded for this entity as their results of operations are consolidated, whereas for the year ended December 31, 2006, we recorded $5.8 million in equity income related to this entity. This decrease in other income is partially offset by an increase of $1.0 million in gains on sale of property and equipment, from $2.1 million for the year ended December 31, 2006 to $3.1 million for the year ended December 31, 2007.
     Benefit for income taxes. For 2007 and 2006, our effective tax rate was 0%. Our balance sheet as of December 31, 2007 and 2006 includes a net deferred tax asset of $56.9 million and $57.0 million, respectively, net of valuation allowance. The realization of this net deferred tax asset is dependent on our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize a portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income to realize our remaining deferred tax assets. In the event that our future pretax income is insufficient for us to use our deferred tax assets, we believe that the deferred tax assets are still realizable based on prudent and feasible tax planning strategies available to us. However, these tax planning strategies may not be viable for the purpose of realizing all of the various income tax components of our net deferred tax asset. Accordingly, we recorded a net change to our valuation allowance of $1.3 million in 2007 to reduce certain of our net deferred federal, foreign and state tax assets at December 31, 2007, to their estimated net realizable value of $56.9 million.

     Minority interest. Minority interest for GlobeTec Construction resulted in a charge of $2.5 million for the year ended December 31, 2007, compared to a charge of $2.3 million for the same period in 2006, representing an increase of $0.2 million. GlobeTec experienced an increase in business profits during 2007 compared to 2006, however, we also increased our ownership interest in GlobeTec acquiring an additional 45% equity interest during the year ended December 31, 2007. The net effect of the increase in profits and increase in ownership resulted in a slight increase in the minority interest charge for 2007. See Note 3 “Acquisitions” in Notes to Consolidated Financial Statements.
     Discontinued operations. The loss from discontinued operations which mainly includes the operations of the state Department of Transportation related projects and assets, and our Canadian operations was $13.6 million for the year ended December 31, 2007 compared to $90.4 million for the year ended December 31, 2006, representing a decrease of $76.8 million. The decrease was mostly due to the sale of our state Department of Transportation related projects and assets effective February 1, 2007. On January 24, 2008, we negotiated a settlement with the buyers of our state Department of Transportation projects and assets, who had raised certain warranty, indemnification and other claims primarily related to work we had performed on the projects which the buyers purchased. Under the terms of the Settlement Agreement, MasTec paid $6.0 million in cash. As a result, we recorded a charge of $6.0 million which is reflected in our loss from discontinued operations for the year ended December 31, 2007. As such, the results of operations for our state Department of Transportation related projects and assets for the year ended December 31, 2007 was a loss of $12.3 million, which included the settlement charges, other changes in estimates and one month of operation in 2007, compared to a loss of $88.8 million for the year ended December 31, 2006 a decrease of $76.5 million compared to the prior year. The net loss attributable to our discontinued Canadian operations was $1.3 million for the year ended December 31, 2007 compared to $1.1 million for the year ended December 31, 2006, a decrease of $0.2 million.
Comparison of Years Ended December 31, 2006 and 2005
     Revenue. Our revenue was $940.4 million for the year ended December 31, 2006, compared to $838.7 million for the same period in 2005, representing an increase of $101.7 million or 12.1%. This increase was due primarily to the increased revenue of approximately $83.5 million from DIRECTV®, driven by a greater number of installations and larger market share resulting from the DSSI acquisition, higher revenue of $3.3 million from AT&T mostly attributable to work we were awarded for central office installations and an increase in general business activities from other customers during 2006 compared to 2005. These increases in revenue were partially offset by a decrease in revenue of $9.6 million from Verizon mostly attributed to the timing of generating work orders. During the year ended December 31, 2005, fiber-to-home installations for Verizon had commenced and work orders were high whereas the installations normalized during 2006. In addition, during 2005, we experienced an increase in revenue related to storm restoration in the Gulf Coast and Southern Florida, while we did not have any significant revenue from storm restoration during 2006.
     Costs of Revenue. Our costs of revenue were $808.1 million or 85.9% of revenue for the year ended December 31, 2006, compared to $722.4 million or 86.1% of revenue for the same period in 2005 reflecting a slight improvement in margins. The improvement in margins was a result of decreasing subcontractor costs as a percentage of revenue with operational payroll only slightly increasing as a percentage of revenue. In 2006, we reduced the use of subcontractors and did not hire additional employees at the same rate as in 2005. The decrease in costs of revenue as a percentage of revenue was partially offset by rising fuel costs. Fuel costs, as a percentage of revenue, increased from 3.1% in the year ended December 31, 2005 to 3.6% in the year ended December 31, 2006.
     Depreciation. Depreciation was $14.5 million for the year ended December 31, 2006, compared to $16.1 million for the same period in 2005, representing a decrease of $1.6 million. The decrease in depreciation expense in 2006 compared to 2005 was primarily due to our continued increase in use of operating leases for fleet requirements. We also continued to dispose of excess equipment. However, depreciation expense is expected to increase in the future as a result of several capital lease agreements we entered into during 2006 to finance various machinery and equipment totaling $8.6 million.
     General and administrative expenses. General and administrative expenses were $73.4 million or 7.8% of revenue for the year ended December 31, 2006, compared to $62.0 million or 7.4% of revenue for the same period in 2005, representing an increase of $11.4 million or 18.4%. The increase in general and administrative expenses was mostly attributable to an increase in non-cash stock compensation expense and increases in legal fees. Non-cash stock compensation expense was $7.4 million or 0.8% of revenue during the year ended December 31, 2006, compared to $0.6 million during 2005 representing an increase of $6.8 million. Effective January 1, 2006, we account for stock-based award plans in accordance with SFAS 123R (revised 2004), “Shared Based Payment”, which requires us to expense over the vesting period the fair-value of stock options and other equity-based compensation issued to employees. In accordance with SFAS 123R, we expensed $6.0 million during the year ended December 31, 2006 related to unvested stock options and restricted stock awards. In addition, we recorded approximately $1.4 million related to restricted stock options and restricted stock awards during the year ended December 31, 2006. For the year ended December 31, 2005, we expensed $0.6 million related to restricted stock awards. Had we adopted SFAS 123R in 2005, we would have been required to expense $6.9 million during the year ended December 31, 2005. See the pro forma compensation expense disclosure in Note 1 to our audited consolidated financial statements. These increases in general and administrative expenses were partially offset by a decrease in insurance expense. The reduction in insurance expense was a result of improved claims and loss history during 2006, as well as a reduction in our insurance reserve based on a change to the discount factor used for estimating actuarial insurance reserves. The discount factor was changed from 3.5% to 5.2% to reflect current market conditions and to use a discount factor more in line with the market interest rate we receive on our investments.
     Interest expense, net. Interest expense, net of interest income was $10.1 million or 1.1% of revenue for the year ended December 31, 2006 compared to $19.3 million or 2.3% of revenue for the same period in 2005 representing a decrease of $9.2 million or 47.7%. The decrease was due to lower interest rates charged during 2006 under our Credit Facility and the 2006 Amendment, as well as a reduction in interest expense due to our redemption of $75.0 million principal of our 7.75% senior subordinated notes on March 2, 2006. In addition, the decrease in interest expense, net, was due to the higher interest income we earned during 2006 as a result of investing the remaining net proceeds from our January 2006 equity offering and higher interest rates earned on our invested funds.
     Other income net. Other income was $8.0 million or 0.8% of revenue for the year ended December 31, 2006, compared to $4.1 million or 0.5% of revenue for year ended December 31, 2005, representing an increase of $3.9 million. The increase mainly relates to income earned in 2006 of approximately $5.8 million associated with our equity investment in a limited liability company compared to $0.3 million recognized during 2005. On February 6, 2007, we acquired the remaining 51% equity interest of this entity. As a result, commencing in February 2007, we consolidated the results of operations of the acquired entity with our operations. This increase in other income was partially offset by a decrease in the net gains we recorded related to sales of fixed assets in the year ended December 31, 2006. Net gain on the sale of fixed assets was approximately $2.0 million during the year ended December 31, 2006 compared to approximately $2.8 million of net gains in the year ended December 31, 2005.
     Benefit for income taxes. For 2006 and 2005, our effective tax rates were 0%. Our balance sheet as of December 31, 2006 and 2005 includes a net deferred tax asset of $57.0 million and $56.8 million, respectively, net of valuation allowance. The realization of this net deferred tax asset is dependent on our ability to generate future pretax income. We anticipate that we will generate sufficient pretax income in the future to realize a portion of our net deferred tax asset relating to federal income taxes. In making this assessment, we have considered our projected future pretax income to realize our remaining deferred tax assets. In the event that our future pretax income is insufficient for us to use our deferred tax assets, we believe that the deferred tax assets are still realizable based on prudent and feasible tax planning strategies available to us. However, these tax planning strategies may not be viable for the purpose of realizing all of the various income tax components of our net deferred tax asset. Accordingly, we recorded an addition to our valuation allowance of $15.3 million in 2006 to reduce certain of our net deferred federal, foreign and state tax assets at December 31, 2006, to their estimated net realizable value of $57.0 million.
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
     Discontinued operations. The loss from discontinued operations which includes our Brazilian and network services operations, as well as our operations of the state Department of Transportation related projects and assets, was $90.4 million or 9.6% of revenue for the year ended December 31, 2006 compared to $35.9 million or 4.3% of revenue in year ended December 31, 2005. The net loss on our state Department of Transportation related projects and assets amounted to $88.8 million for the year ended December 31, 2006 compared to a net loss of $31.5 million in the year ended December 31, 2005. The net loss for these state Department of Transportation projects increased due to impairment charges, lower revenue, and operational cost overruns and inefficiencies on certain existing projects. During the second quarter of 2006, we determined there were sufficient indicators of impairment to the carrying value of the underlying net assets of the state Department of Transportation projects and assets. As a result, a $20.8 million non-cash impairment charge was recorded in the second quarter of 2006 for the estimated selling price and disposition of the state Department of Transportation projects and these assets. All impairment charges are included in discontinued operations. On November 9, 2006, we entered into an agreement to sell the state Department of Transportation related projects and assets to a third party. The contractual selling price in that agreement was less than we estimated in the impairment charge recorded in the quarter ended June 30, 2006. As a result, a non-cash impairment charge was recorded during the quarter ended September 30, 2006 of approximately $13.7 million based on the contractual selling price and our estimated closing costs. Effective February 1, 2007, we sold the state Department of Transportation related projects and net assets for $1.0 million in cash paid at closing, in addition to an earnout contingent on future operations of the projects sold, up to a maximum of $12.0 million. As a result, an additional impairment charge of $10.0 million was recorded during the quarter ended December 31, 2006.

     In addition to the impairment charges related to the sale of the Department of Transportation related projects, the loss during the year ended December 31, 2006 as compared to the year ended December 31, 2005 included increased legal expenses of approximately $1.9 million and bad debt expense of approximately $4.8 million. In addition, we had increased operating expenses related to stock compensation expense of $0.2 million related to a terminated executive, duplication of back-office functions in order to ensure an easier transition and moving costs related to the consolidation of office space. The net loss for our Brazilian operations for the year ended December 31, 2006 was approximately $0.1 million and was attributable to legal fees related to the Brazilian operations bankruptcy proceedings. The net loss for our network services operations decreased to approximately $0.3 million for the year ended December 31, 2006 from a net loss of $1.7 million in the year ended December 31, 2005 as a result of the winding down of the network services operations. The loss for network services operations in the year ended December 31, 2006 is mostly attributable to personnel and legal costs in winding down the operations.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility, capital lease arrangements, and proceeds from sales of assets, securities, and investments. On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017. On March 2, 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest. The remaining net proceeds from the senior note offering will generally be used for working capital, acquisitions of assets and businesses and other general corporate purposes. On January 24, 2006, we completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.5 million after deducting underwriting discounts and offering expenses. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008, including the payment of related interest.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earnout obligations and debt service. In addition to ordinary course working capital requirements, we estimate that we will spend between $30.0 million to $45.0 million per year on capital expenditures. We will, however, because of our improved financial condition, continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade with new equipment and we expect to obtain proceeds from these sales. Following the January 2007 issuance of the $150.0 million senior notes due 2017, our semi-annual interest payments have increased to approximately $5.7 million for the senior notes from approximately $4.7 million.
     In February 2007, we used $15.0 million in cash in connection with the acquisition of the remaining 51% equity interest in an investment in which we previously owned a 49% interest. We have also agreed to pay the seller an earnout based on future performance through the eighth anniversary of the closing date.
     In October 2007, we acquired all the outstanding shares of capital stock of Three Phase Line Construction, Inc., an entity specializing in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states, for a purchase price of $8.0 million in cash. We have also agreed to pay the seller an earnout based on future performance of the acquired entity through the fifth anniversary of the closing date.
     During 2007, we acquired an additional 45% ownership interest in GlobeTec Construction, LLC (“GlobeTec”) for $6.5 million in cash. In addition to the cash payments, we have agreed to pay certain of the sellers an earnout based on future performance of GlobeTec through the fourth anniversary of the closing date. As a result of these investments, our ownership interest in GlobeTec increased from 51% to 96% during the year ended December 31, 2007.
     In December 2007, we acquired certain assets and assumed certain liabilities of Power Partners, L.L.C., an electrical utility contractor, specializing in wind farm construction. The purchase price was for $5.5 million in cash and the assumption of up to $1.1 million in liabilities. We have also agreed to pay the sellers an earnout based on the future performance of the entity through the fifth anniversary of the closing date.

     For the year ended December 31, 2007, we paid approximately $3.0 million for earnout obligations in connection with acquisitions we have made.
     We hold a variety of highly rated interest bearing auction rate securities that most often represent interests in pools of either collateralized debt obligations, student loans, or taxable municipal bonds. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7, 28, or 35 days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. Certain of these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. As of December 31, 2007, we have identified approximately $16.2 million of investments subject to this auction process for which there have been insufficient bidders on the scheduled auction dates and we held another approximately $33.0 million of these securities. Subsequent to year end, of the approximately $33.0 million of these securities, $8.5 million were sold at par, approximately $7.9 million had insufficient bidders and failed the reset process, and we believe the remaining approximately $16.6 million may be temporarily at risk of having this occur. While the investments are of a high credit quality and the rating has not been lowered, at this time we are uncertain when the liquidity issues associated with these investments will improve and when we will be able to exit these investments at their par value. We currently anticipate holding these securities until we can realize their par value and feel that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We are continuing to monitor this situation. See Note 5 “Securities available for Sale” in Notes to Consolidated Financial Statements.
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
     We anticipate that funds generated from continuing operations, our cash and cash equivalents, borrowings under our credit facility, and proceeds from sales of assets and investments will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, and earnout obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of December 31, 2007, we had $159.5 million in working capital compared to $164.0 million as of December 31, 2006. Cash and cash equivalents increased to $74.3 million at December 31, 2007, including $18 million in restricted cash, from $35.3 million at December 31, 2006.
     Net cash provided by operating activities was $68.7 million for the year ended December 31, 2007, primarily related to a decrease in net loss, reductions in discontinued operations assets and increases in non-cash items, primarily the provision for doubtful accounts and accruals for legal settlements. Non-cash items during 2007 primarily included depreciation and amortization, the gain on disposal of assets and investments, stock and restricted stock compensation and accrued losses on construction projects, provision for doubtful accounts, minority interest and the net effect related to legacy litigation. Changes in working capital and changes in other assets provided $34.2 million in operating cash flow in 2007, including a reduction in cash collateral requirement to our insurance carrier of $3.3 million and timing of cash payments to vendors and cash collections from customers. Net cash provided by operating activities was $46.4 million for the year ended December 31, 2006, primarily as a result of our operating loss adjusted for changes in working capital and changes in other assets, including a reduction in cash collateral requirements provided to our insurance carrier and non-cash items. Non-cash items during 2006 primarily included charges for impairment of assets of $44.5 million, depreciation and amortization, the gain on disposal of assets and investments, accrued losses on construction projects and provision for doubtful accounts minority interest.
     Net cash used in investing activities was $62.5 million and $94.7 million for the years ended December 31, 2007 and 2006, respectively. Net cash used in investing activities for the year ended December 31, 2007 primarily related to capital expenditures in the amount of $32.1 million and payments made in connection with acquisitions in amount of $35.4 million, partially offset by $3.2 million in net proceeds from sales of assets and investments. Net cash used in investing activities for the year ended December 31, 2006 primarily related to capital expenditures in the amount of $22.3 million, payments made in connection with the DSSI acquisition of $19.3 million and payments related to our equity investment in amount of $4.7 million partially offset by $6.2 million in net proceeds from the sale of assets.

     Net cash provided by financing activities was $32.8 million for the year ended December 31, 2007 compared to net cash provided by financing activities of $81.8 million for the year ended December 31, 2006. Net cash provided by financing activities for the year ended December 31, 2007 was primarily related to net proceeds from the issuance of $150.0 million of 7.625% senior notes due February 2017, and issuance of common stock pursuant to stock options exercises in amount of $13.9 million. These proceeds were partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in February 2007 and repayments of borrowings of $3.9 million. Net cash provided by financing activities for the year ended December 31, 2006 was primarily related to the net proceeds from the issuance of common stock of $156.5 million and proceeds from the issuance of common stock pursuant to stock option exercises in the amount of $4.6 million offset by the redemption of $75.5 million principal on our senior subordinated notes and payments of borrowings of $3.8 million.
     We have a secured revolving credit facility under which we may borrow up to $150 million, subject to certain adjustments and restrictions (the “Credit Facility”). Pursuant to an amendment of the Credit Facility that became effective June 30, 2007, the expiration date of the Credit Facility was extended from May 10, 2010 to May 10, 2012. The amendment added an accordion feature which allows us to request an increase in the maximum amount borrowed under the Credit Facility from $150 million to $200 million, if certain criteria under the credit facility is met. This amendment also reduced the interest rate margin applied to borrowings and increased the maximum available amount we can borrow at any given time, among other things. Deferred financing costs related to the Credit Facility are included in prepaid expenses and other current assets, and in other assets in our consolidated balance sheets.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At December 31, 2007 and December 31, 2006, net availability under the Credit Facility totaled $44.0 million and $35.1 million, respectively, which includes outstanding standby letters of credit aggregating $86.4 million and $83.3 million in each period, respectively. At December 31, 2007, $64.8 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all of our wholly-owned subsidiaries collateralize the Credit Facility. At December 31, 2007 and December 31, 2006, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. Through December 31, 2007, the Credit Facility provided that the margin over LIBOR will be no higher than 1.125%, and currently the margin we pay over LIBOR is 1.125%. The Credit Facility includes an unused facility fee of 0.25%.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility.
     If the net availability under the Credit Facility does not exceed $15.0 million, MasTec is required to be in compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0 measured on a monthly basis, and certain other events are triggered. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the Credit Facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of December 31, 2007 because at that time the net availability under the Credit Facility did not decline below the required threshold specified above.
     Based upon our current liquidity and projections for 2008, we believe we will be in compliance with the credit facility’s terms and conditions and the minimum availability requirements in 2008. We are dependent upon borrowings and letters of credit under this credit facility to fund operations. Should we be unable to comply with the terms and conditions of the credit facility, we would be required to obtain further modifications to the credit facility or another source of financing to continue to operate. We may not be able to achieve our 2008 projections and thus may not be in compliance with the credit facility’s minimum net availability requirements and minimum fixed charge ratio in the future.

     Our variable rate credit facility exposes us to interest rate risk. We had no cash borrowings outstanding under the credit facility at December 31, 2007.
     As of December 31, 2007, we had outstanding $150.0 million, 7.625% senior notes due in 2017, with interest due semi-annually which we issued on January 31, 2007. We used approximately $121.8 million of the net proceeds from this offering to redeem all of our 7.75% senior subordinated notes plus interest. The 7.625% senior notes contain default (including cross default) provisions and covenants restricting, among others, many of the same transactions as under our credit facility. The indenture that governs our senior notes allows us to incur the additional indebtedness or issue preferred stock under our credit facility (up to $200.0 million), and for renewals of existing debt permitted under the indenture plus an additional $50.0 million. The indenture prohibits incurring further indebtedness unless our fixed charge coverage ratio is greater than 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding.
     Our credit standing and senior notes are rated by various agencies.
     The following table sets forth our contractual commitments as of December 31, 2007 during the periods indicated below (in thousands):

		Payments Due By Period
					More than
		Less than	1-3	3-5	5 Years and
Contractual Obligations (1)	Total	1 Year	Years	Years	Thereafter
Senior notes	$150,000	$—	$—	$—	$150,000
Line of credit outstanding	—	—	—	—	—
Notes payable for equipment	684	427	257	—	—
Earnout obligations (2)	5,767	5,767	—	—	—
Capital leases	12,289	2,267	4,950	4,656	416
Operating leases	45,861	21,914	18,557	4,385	1,005
Executive life insurance	15,508	1,134	2,270	2,269	9,835

Total	$230,109	$31,509	$26,034	$11,310	$161,256

(1)	Amounts do not include interest payments.

(2)	On February 6, 2007, we acquired the remaining 51% equity interest in an investment where we previously owned 49% for $15.0 million in cash, and issued 300,000 shares of our common stock. In addition to the 51% acquisition completed in 2007, we have made other acquisitions and have agreed to pay the sellers earnouts based on the performance of the businesses acquired. Due to the contingent nature of these earnout payments, we have only included earnout obligations which are presently quantifiable.
     Off-balance sheet arrangement. We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our credit facility and amounted to $86.4 million at December 31, 2007 of which $64.8 million were related to our insurance programs.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2007, the cost to complete on our $294.8 million performance and payment bonds was $46.2 million.
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

Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2007, 2006 or 2005. To a lesser extent, we are also affected by changes in fuel costs which increased significantly in 2007 and 2006.
Recently Issued Accounting Pronouncements
     See Note 1 — Nature of the Business and Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplementary Data.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates and fluctuations in foreign currency exchange rates.
Interest Rate Risk
     Less than 8% of our outstanding debt at December 31, 2007 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150 million (face value) in senior notes. The carrying value and market value of our debt at December 31, 2007 was $163.0 million and $154.7 million, respectively. Based upon debt balances outstanding at December 31, 2007, a 100 basis point (i.e. 1%) addition to our weighted average effective interest rate for variable rate debt would increase our interest expense by less than $0.1 million on an annual basis.
     Our variable rate credit facility exposes us to interest rate risk. We had no cash borrowings outstanding under our revolving credit facility at December 31, 2007.
Foreign Currency Risk
     We had an investment in a subsidiary in Canada and sold our services into this foreign market. On March 30, 2007, our Board of Directors voted to sell substantially all of our Canadian operations. On April 10, 2007, we sold substantially all of our Canadian operations. Accordingly, the operations in Canada have been accounted for as discontinued operations for all periods presented. See Note 11 in “Notes to our Consolidated Financial Statements.”
     Our foreign net asset/exposures (defined as assets denominated in foreign currency less liabilities denominated in foreign currency) for Canada at December 31, 2007 of U.S. dollar equivalents was $0.3 million compared to $1.7 million as of December 31, 2006.
     See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Report for further disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and
  Shareholders of MasTec, Inc.
     We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 and the way it accounted for share-based compensation as of January 1, 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company has reclassified its Consolidated Balance Sheet as of December 31, 2006 and Consolidated Statement of Cash Flows for the year ended December 31, 2006 to reflect the reclassification of certain financial instruments from “Cash and cash equivalents” to “Securities available for sale”.
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Miami, Florida
February 27, 2008

MASTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenue	$1,037,779	$940,421	$838,663
Costs of revenue, excluding depreciation	891,606	808,142	722,427
Depreciation	16,988	14,490	16,069
General and administrative expenses, including non-cash stock compensation expenses of $5,555, $7,401 and $552, respectively	114,723	73,353	61,969
Interest expense, net of interest income	9,236	10,083	19,253
Other income, net	3,516	7,991	4,100

Income from continuing operations before income taxes and minority interest	8,742	42,344	23,045
Income taxes	—	—	—
Minority Interest	(2,459)	(2,294)	(1,714)

Income from continuing operations	6,283	40,050	21,331

Discontinued operations:
Loss from discontinued operations, net of tax, including non-cash stock compensation expense of $0, $242 and $0, respectively	(13,611)	(90,398)	(35,364)
Loss on sale of assets of discontinued operations, net of tax benefit of $0 in 2005	—	—	(583)

Net loss	$(7,328)	$(50,348)	$(14,616)

Basic net (loss) income per share:
Continuing operations	$0.10	$0.63	$0.44
Discontinued operations	(0.21)	(1.42)	(0.74)

Total basic net loss per share	$(0.11)	$(0.79)	$(0.30)

Basic weighted average common shares outstanding	66,147	63,574	48,952

Diluted net (loss) income per share:
Continuing operations	$0.09	$0.62	$0.43
Discontinued operations	(0.20)	(1.39)	(0.72)

Total diluted net loss per share	$(0.11)	$(0.77)	$(0.29)

Diluted weighted average common shares outstanding	67,626	65,119	49,795

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except shares)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 and $18,000, respectively	$74,288	$35,282
Securities available for sale	44,360	53,764
Accounts receivable, unbilled revenue and retainage, net	160,089	163,608
Inventories	32,402	28,832
Income tax refund receivable	103	135
Prepaid expenses and other current assets	56,165	38,752
Current assets held for sale	—	19,547

Total current assets	367,407	339,920
Property and equipment, net	81,939	61,212
Goodwill and other intangibles	202,829	151,600
Deferred taxes, net	30,386	49,317
Other assets	28,188	43,405
Long-term assets held for sale	—	659

Total assets	$710,749	$646,113

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities of long-term debt	$2,694	$1,769
Accounts payable	113,347	101,211
Other current liabilities	91,904	47,264
Current liabilities related to assets held for sale	—	25,634

Total current liabilities	207,945	175,878

Other liabilities	27,960	36,521
Long-term debt	160,279	128,407
Long-term liabilities related to assets held for sale	—	596

Total liabilities	396,184	341,402

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares — none	—	—
Common stock $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 67,174,171 in 2007 and 65,182,437 in 2006	6,717	6,518
Capital surplus	552,491	530,179
Accumulated deficit	(239,576)	(232,248)
Accumulated other comprehensive (loss) income	(5,067)	262

Total shareholders’ equity	314,565	304,711

Total liabilities and shareholders’ equity	$710,749	$646,113

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Surplus	Deficit	(Loss) Income	Total
Balance December 31, 2004	48,597	$4,860	$353,033	$(167,284)	$544	$191,153

Net loss	—	—	—	(14,616)	—	(14,616)
Foreign currency translation adjustment.	—	—	—	—	(94)	(94)

Comprehensive loss for period						(14,710)

Non cash stock compensation	—	—	541	—	—	541
Stock issued, primarily for stock options exercised	625	62	2,557	—	—	2,619

Balance December 31, 2005	49,222	4,922	356,131	(181,900)	450	179,603

Net loss	—	—	—	(50,348)	—	(50,348)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)

Comprehensive loss for period						(50,536)

Non cash stock compensation	—	—	7,643	—	—	7,643
Issuance of common stock from public offerings	14,375	1,438	155,027	—	—	156,465
Issuance of common stock for acquisition	637	64	6,824	—	—	6,888
Stock issued, primarily for stock options exercised	948	94	4,554	—	—	4,648

Balance December 31, 2006	65,182	6,518	530,179	(232,248)	262	304,711

Net loss				(7,328)		(7,328)
Foreign currency translation adjustment	—	—	—	—	(539)	(539)
Unrealized loss from securities available for sale	—	—	—	—	(4,790)	(4,790)

Comprehensive loss for period						(12,657)

Non cash stock compensation	—	—	5,530	—	—	5,530
Issuance of common stock for acquisition	300	30	3,031	—	—	3,061
Stock issued, primarily for stock options exercised	1,692	169	13,751	—	—	13,920

Balance December 31, 2007	67,174	$6,717	$552,491	$(239,576)	$(5,067)	$314,565

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,328)	$(50,348)	$(14,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,088	15,437	18,188
Impairment of goodwill and assets	328	44,545	11,497
Non-cash stock and restricted stock compensation expense	5,555	7,643	541
Gain on disposal of assets and investments	(2,854)	(2,306)	(5,141)
Provision for doubtful accounts	17,573	9,960	4,932
Accrued losses on construction projects	267	3,075	1,117
Income from equity investment	(119)	(5,772)	(285)
Write-down of assets	—	280	2,838
Income tax refunds	515	861	2,180
Provision for inventory obsolescence	—	583	965
Minority interest	2,459	2,294	1,714
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	891	4,172	(20,926)
Inventories	24,756	8,976	(3,381)
Other assets, current and non-current portion	7,728	23,502	(15,050)
Accounts payable	(20,092)	(9,810)	3,682
Other liabilities, current and non-current portion	20,931	(6,698)	(6,689)

Net cash provided by (used in) operating activities	68,698	46,394	(18,434)

Cash flows provided by (used in) investing activities:
Capital expenditures	(32,135)	(22,283)	(6,421)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(35,432)	(19,285)	—
Investments in unconsolidated companies	(1,025)	(4,680)	(3,700)
Investment in life insurance policies	(1,284)	(1,043)	(1,232)
Net proceeds from sale of assets and investments	3,223	6,177	9,039
Payments received from sub-leases	—	333	—
Purchases of securities available for sale	(565,854)	(473,747)	—
Proceeds from sale of securities available for sale	570,050	419,796	—

Net cash used in investing activities	(62,457)	(94,732)	(2,314)

Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility, net	—	—	4,212
Proceeds from the issuance of senior notes	150,000		—
Repayments of senior subordinated notes	(121,000)	(75,000)	—
Repayments of other borrowings, net	(3,909)	(3,829)	—
Payments of capital lease obligations	(2,113)	(385)	(363)
Proceeds from issuance of common stock, net	—	156,465	—
Proceeds from issuance of common stock pursuant to stock option exercises	13,895	4,648	2,620
Payments of financing costs	(4,117)	(116)	(3,149)

Net cash provided by financing activities	32,756	81,783	3,320

Net increase (decrease) in cash and cash equivalents	38,997	33,445	(17,428)
Net effect of translation on cash	9	(187)	(96)

Cash and cash equivalents — beginning of period	35,282	2,024	19,548

Cash and cash equivalents — end of period	$74,288	$35,282	$2,024

Cash paid during the period for:
Interest	$13,557	$13,876	$17,300
Income taxes	$275	$284	$306
Supplemental non-cash disclosures:
Equipment acquired under capital lease	$6,246	$8,635	$—
Investment in unconsolidated companies	$—	$925	$925
The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of the Business and Summary of Significant Accounting Policies
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec”, “we,” “us,” “our” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. MasTec provides similar infrastructure services across the industries it serves. Customers rely on us to build and maintain infrastructure and networks that are critical to their transport and delivery of voice, video and data communications, electricity and other energy resources.
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
     Principles of consolidation. The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries. We consolidate GlobeTec Construction, LLC as we have a controlling interest in the company. Other parties’ interest in this entity is reported as minority interest in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications. Certain reclassifications were made to the prior year financial statements in order to conform to the current period presentation. Auction rate securities previously classified as “Cash and cash equivalents” have been reclassified to “Securities Available for Sale” on the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows as of December 31, 2006 to conform to the current presentation.
     As discussed in Note 11, on March 30, 2007, we reached the decision to sell substantially all of our Canadian operations, accordingly, these operations have been classified as discontinued operations and are not included in the results of continuing operations for any periods presented. In addition, current and long-term assets, as well as current and non-current liabilities, have been reclassified on the consolidated balance sheet as of December 31, 2006 to conform to the current presentation.
     Comprehensive Income (loss). Comprehensive income (loss) is a measure of net gain (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of foreign currency translation adjustments and unrealized losses on securities available for sale in the years ended December 31, 2007, 2006 and 2005.
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
     In addition to master and other service agreements we enter into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. We also are required to immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     We also enter into fixed price, long-term installation/construction contracts that primarily require the construction and installationof an entire infrastructure system. We recognize revenue and related costs as work progresses on fixed price, long-term contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We estimate total project costs and profit to be earned on each long-term, fixed-price contract. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.
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
     Basic and diluted net income (loss) per share. The computation of basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The computation of diluted net income (loss) per common share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, incremental shares consisting of shares subject to stock options and unvested restricted stock (“common stock equivalents”). For the year ended December 31, 2007 and 2006 diluted net income (loss) per common share includes the effect of common stock equivalents in the amount of 1,479,000 and 1,545,000 shares, respectively. For the year ended December 31, 2005, common stock equivalents of approximately 843,000 shares were not included in the diluted net loss per common share because their effect would be anti-dilutive.
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
     Cash and cash equivalents. All short-term investments with maturities of three months or less when purchased are considered to be cash equivalents stated at cost which approximates market value. Restricted cash related to collateral of the credit facility is also included in cash and cash equivalents.
     Securities available for sale. We account for securities available-for-sale in accordance with the provisions of “Accounting For Certain Debt and Equity Securities” (“SFAS 115”). Securities available-for-sale are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
     Inventories. Inventories consist of materials and supplies for construction and install to the home projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. There was no obsolescence provision included in 2007. During 2006 and 2005, we recorded a provision for inventory obsolescence of approximately $0.6 million and $1.0 million, respectively, in “Costs of revenue” and “Loss on discontinued operations” in the Consolidated Statements of Operations.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
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
     Deferred costs. Deferred financing costs related to our credit facility and the senior notes whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $6.4 million and $3.9 million at December 31, 2007 and 2006, respectively.
     Software capitalization. The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These capitalized software costs are included in “Property and equipment, net” in the consolidated balance sheets and are being amortized over a period not to exceed seven years.
     Valuation of Equity Investments. At December 31, 2006, we had an investment which we accounted for by the equity method because we owned 49% of the entity and had the ability to exercise significant influence over the operational policies of the limited liability company. As discussed in Note 3 in “Notes to Consolidated Financial Statements”, on February 6, 2007, we acquired the remaining 51% equity interest of this entity.
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
     Valuation of Goodwill and Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we conduct, on at least an annual basis, a review of our reporting entities to determine whether the carrying values of goodwill exceed the fair value using a discounted cash flow methodology for each entity. Should this be the case, the value of goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
     In the year ended December 31, 2005, we charged $11.5 million, against goodwill related to the decision to sell substantially all of our state Department of Transportation related projects and assets.
     During the year ended December 31, 2007, we recorded approximately $52.2 million of additional goodwill and other intangible assets in connection with acquisitions and payments of earnouts made throughout the year. See Note 3 “Acquisitions” in Notes to Consolidated Financial Statements.
     We could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their fair value.
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

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
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
     We are periodically required to post letters of credit and provide cash collateral to our insurance carriers. As of December 31, 2007 and 2006, such letters of credit amounted to $64.8 million and $66.2 million, respectively, and cash collateral posted amounted to $3.3 million and $6.6 million, respectively, which is included in other assets.
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
     As a result of our operating losses, we have recorded valuation allowances aggregating $47.9 million and $49.2 million as of December 31, 2007 and 2006, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets. In the event that our future pretax operating income is insufficient for us to use our deferred tax assets, we have based our determination that the deferred tax assets are still realizable based on continuing operations and feasible tax planning strategies that are available to us.
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

2005
Net loss, as reported	$(14,616)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(6,913)

Pro forma net loss	$(21,529)

Basic net loss per share:
As reported	$(0.30)
Pro forma	$(0.43)
Diluted net loss per share:
As reported	$(0.29)
Pro forma	$(0.43)

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     Assumptions utilized in determining the fair value of the Company’s stock options are as follows:

	2007	2006	2005
Expected term-employees	4.25 – 7 years	4.26 – 7 years	4.17 – 6.17 years
Expected term-executives	5.88 – 7.88 years	5.74 – 7.74 years	5.38 – 7.38 years
Volatility	40% – 65%	40% – 65%	60% – 65%
Risk-free interest rate	3.04% – 5.09%	4.58% – 4.85%	4.51% – 4.65%
Dividends	None	None	None
Forfeiture rate.	7.52%	7.47%	6.97%
     On August 23, 2005, the compensation committee of our Board of Directors approved the acceleration and vesting of all unvested stock options having an exercise price in excess of current market value on or before December 31, 2005 for option grants under the Company’s 2003 Employee Stock Incentive Plan (current employees, including executive officers) and the Company’s 2003 Stock Incentive Plan for Non-Employees, as amended. Stock option awards granted in 2003 and 2004 with respect to 769,000 shares of the Company’s common stock were accelerated resulting in approximately $4.1 million of pro forma compensation expense in the pro forma calculation for the year ended December 31, 2005. These options were not fully achieving their original objectives of incentive compensation and employee retention. These accelerations had a positive effect on employee morale, retention and perception of option value. The acceleration also eliminated future compensation expense the Company recognized in its consolidated statement of operations with respect to these options as required by SFAS 123R.
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
     Fair value of financial instruments. We estimate the fair value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, approximated their carrying values. At December 31, 2007 and 2006, the fair value of senior notes was $154.7 million and $121.0 million, respectively, based on quoted market values. MasTec uses letters of credit to back certain insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.
     New accounting pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on our consolidated financial statements.
     On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” We are currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-04”). EITF 06-04 reached a consensus that for a split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (“SFAS 106”) or APB Opinion 12 (depending upon whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This consensus was effective for fiscal years beginning after December 15, 2006 and did not have a material effect on our consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-05, “Accounting for Purchase of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04”, (“EITF 06-05”). EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policy holder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus was effective for fiscal years beginning after December 15, 2006 and did not have a material effect on our consolidated financial statements.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 157 is effective for the fiscal year after November 15, 2007. We are currently evaluating this standard to determine its impact, if any, on our consolidated financial statements.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
Note 2 — Sale of the Company’s Common Stock
     On January 24, 2006, MasTec completed a public offering of 14,375,000 shares of our common stock at $11.50 per share. The net proceeds from the sale were approximately $156.4 million after deducting underwriting discounts and offering expenses. We used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described in Note 3 below. On March 2, 2006, we used $75.5 million of the net proceeds of the public offering to redeem a portion of our 7.75% senior subordinated notes due February 2008.
Note 3 — Acquisitions
Acquisition of Digital Satellite Services, Inc.
     Effective January 31, 2006, we acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc., which we refer to as the DSSI acquisition. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of MasTec’s common stock of $11.77 per share on January 27, 2006 discounted by 8.75% due to the shares being restricted for 120 days), $0.9 million of estimated transaction costs and an earnout based on future performance. We registered the resale of these shares on April 28, 2006.
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
Acquisition of Remaining Interest in Our 49% Equity Investment.
     In September 2004, MasTec purchased a 49% interest in a limited liability company from a third party. The purchase price for this investment was an initial amount of $3.7 million which was paid in four quarterly installments of $925,000 through December 31, 2005. Beginning in the first quarter of 2006, eight additional contingent quarterly payments were expected to be made to the third party from which the interest was purchased. The contingent payments were to be up to a maximum of $1.3 million per quarter based on the level of unit sales and profitability of the limited liability company in specified preceding quarters. The first five quarterly payments, each of $925,000, were made on January 10, 2006, April 10, 2006, July 11, 2006, October 10, 2006 and January 10, 2007. The January 10, 2007 amount was included in accrued expenses and other assets at December 31, 2006. In March 2006, The entity requested an additional capital contribution in the amount of $2.0 million of which $980,000, or 49%, was paid by MasTec.
     Effective February 1, 2007, we acquired the remaining 51% equity interest in this investment. As a result of our acquisition of the remaining 51% equity interest, we have consolidated the operations of the acquired entity with our results commencing in February 2007. In February 2007, we paid the seller $8.65 million in cash, in addition to approximately $6.35 million which we also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued to the seller 300,000 shares of our common stock. We have also agreed to pay the seller an earnout through the eighth anniversary of the closing date based on the future performance of the acquired business. In connection with the purchase, we entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, including a change of control of MasTec or the acquired entity or in certain cases a termination of the service agreement, the remaining earnout payments will be accelerated and become payable. Under certain circumstances, we may be required to invest up to an additional $3.0 million in the acquired entity. In connection with the acquisition, we registered for resale 300,000 shares of the total shares issued to the seller. On May 15, 2007, this registration statement was declared effective by the SEC.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     The purchase price allocation for the 51% acquisition of this entity is based on the fair-value of each of the components as of February 1, 2007 (in thousands):

Net assets	$3,281
Tradename	476
Non-compete agreement	311
Contract Intangible	5,941
Customer related intangible	774
Goodwill	928

Purchase price	$11,711

     The purchase price for the original 49% equity interest exceeded the carrying value of the net assets as of original acquisition date and accordingly the excess was considered goodwill.
     The non-compete agreements are in force with the former shareholders of the acquired entity and are being amortized over their contractual life. Customer related intangibles are being amortized using an accelerated method over five years.
     Prior to the acquisition of the remaining 51% equity interest, we accounted for this investment using the equity method as we had the ability to exercise significant influence over the financial and operational policies of this limited liability company. We recognized approximately $0.1 million, $5.8 million and $0.3 million in equity income during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2006 the carrying amount of this investment was approximately $15.7 million and was included in other assets in the consolidated balance sheet.
Acquisition of Additional Ownership interest in GlobeTec
     During 2007, we acquired an additional 45% ownership interest in GlobeTec Construction, LLC (“GlobeTec”) for $6.5 million in cash. In addition to the cash payments, we have agreed to pay certain sellers an earnout based on future performance through the fourth anniversary of the closing date. As a result of these investments, our ownership interest in GlobeTec increased from 51% to 96% during the year ended December 31, 2007. The aggregate purchase price of $6.5 million has been allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $2.9 million and identifiable intangible assets of $0.7 million, resulting in goodwill totaling $2.9 million.
Acquisition of Three Phase Line Construction, Inc.
     In October 2007, we acquired all the outstanding shares of capital stock of Three Phase Line Construction, Inc. for a purchase price of $8.0 million in cash, subject to adjustments, and an earnout based on future performance of the acquired entity through the fifth anniversary of the closing date based on fiscal year. We may, at our option, issue shares of our common stock to the sellers of Three Phase Line Construction, Inc. in connection with the earnout for this acquisition. Three Phase Line Construction is involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states. The purchase price, including acquisition cost, of approximately $0.1 million has been allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $3.3 million, assumed liabilities of $1.9 million, and identifiable intangible assets of $0.7 million, resulting in goodwill totaling $6.0 million.
Acquisition of Power Partners, LLC.
     In December 2007, we acquired certain assets, of Power Partners, LLC. for $5.5 million in cash, and assumed certain liabilities of $1.1 million and agreed to pay the seller an earnout based on future performance through the fifth anniversary of the closing date. Power Partners, LLC, is an electrical utility contractor specializing in wind farm construction. The purchase price of approximately $6.6 million has been allocated, on a preliminary basis, to the estimated fair value of acquired tangible assets of $0.2 million, and identifiable intangible assets of $0.5 million resulting in goodwill totaling $5.9 million.
     None of the acquisitions made during the year ended December 31, 2007 were material, either individually or in the aggregate, to our revenue, results of operations and financial position.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
Note 4 — Goodwill and Other Intangible Assets
     SFAS No. 142 requires companies to stop amortizing goodwill and certain intangible assets with an infinite useful life. Instead, SFAS No. 142 requires that goodwill and certain intangible assets deemed to have an infinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter.
     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular entity.
     During the year ended December 31, 2007, we recorded approximately $52.2 million of goodwill and other identifiable intangible assets in connection with acquisitions and payment of earnouts made throughout the year.
     During the fourth quarters of 2007, 2006 and 2005, management performed its annual review of goodwill and certain identifiable intangible assets with an infinite useful life for impairment. No additional impairment charges for 2007, 2006 and 2005 were required as a result of this review. In the year ended December 31, 2005, we charged $11.5 million against goodwill related to the decision to sell substantially all of our state Department of Transportation related projects and assets.
     At December 31, 2007, identifiable intangible assets amount to approximately $10.7 million, including $3.6 million of identifiable intangible assets with finite lives. At December 31, 2006 identifiable intangible assets amount to approximately $1.3 million. We continue to amortize identifiable intangible assets that have a finite useful life. Total amortization expense related to these identifiable intangible assets was $1.0 million, $0.3 million and $0.2 million in 2007, 2006 and 2005, respectively.
     Identifiable intangible assets that have a finite useful life will be amortized as summarized in the following table:

2008	$1,104
2009	994
2010	696
2011	338
2012	225
Thereafter	238

Total	$3,595

Note 5 —Securities available for sale
     Securities available for sale consist of auction rate securities that most often represent interest in pools of either collateralized debt obligations, student loans, taxable municipal bonds and similar securities. Unrealized gains and losses related to auction rate securities are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. While the underlying securities of auction rate securities may have contractual maturities of more than ten years, the interest rates on such securities reset at intervals of 7, 28 or 35 days. Auction rate securities are priced and trade as short-term investments and are considered available-for-sale investments because of such interest rate reset feature and expected liquidity.
     As of December 31, 2007, we have identified approximately $16.2 million of investments subject to this auction process for which there have been insufficient bidders at the scheduled rollover dates and held another approximately $33.0 million of these securities. As a result, we recorded an unrealized loss of $4.8 million in 2007. Subsequent to year end, of the approximately $33.0 million of these securities, $8.5 million were sold at par, approximately $7.9 million had insufficient bidders and failed the reset process, and we believe the remaining approximately $16.6 million may be at risk of having this occur. While the investments are of a high credit quality and the rating of these securities has not been lowered, at this time we are uncertain when the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional losses as a result of these investments.
     The cost basis, gross unrealized gains and losses and fair value for these securities are as follows:

		December 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(in thousands)			(in thousands)
Auction rate securities	$49,150	$—	$(4,790)	$44,360	$53,764	$—	$—	$53,764

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     The contractual maturity of the auction rate securities available for sale at December 31, 2007 is greater than ten years.
Note 6 — Accounts Receivable
     Accounts receivable, classified as current, consist of the following (in thousands):

	2007	2006
Contract billings	$130,158	$128,359
Retainage	8,865	9,051
Unbilled revenue	36,342	37,735

	175,365	175,145
Less allowance for doubtful accounts	15,276	11,537

Accounts receivable, net	$160,089	$163,608

     Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage expected to be collected beyond a year is recorded in long-term other assets.
     Activity for the allowance for doubtful accounts from continuing operations is as follows (in thousands):

	For the Year Ended
	December 31,
	2007	2006
Allowance for doubtful accounts at beginning of year	$11,537	$15,515
Provision for doubtful accounts from continuing operations, includes $14,034 related to anticipated legal settlements for 2007	17,473	2,064
Amounts charged against the allowance	(13,734)	(6,042)

Allowance for doubtful accounts at end of year	$15,276	$11,537

Note 7 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Deferred tax assets	$26,467	$7,639
Notes receivable	113	213
Non-trade receivables	17,081	14,664
Other investments	2,738	5,548
Prepaid expenses and deposits	5,708	7,249
Other	4,058	3,439

Total	$56,165	$38,752

     Other non-current assets as of December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Investment in real estate	$1,683	$1,683
Equity investments	100	15,719
Long-term portion of deferred financing costs, net	5,380	2,486
Cash surrender value of insurance policies	8,939	7,654
Receivable from insurance carrier	2,071	—
Insurance escrow	3,286	6,564
Other receivables	1,500	2,910
Long-term portion of notes receivable	200	3,150
Deferred project cost	1,815	965
Other	3,214	2,274

Total	$28,188	$43,405

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     Other current and non-current liabilities as of December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Current liabilities:
Obligations related to acquisitions	$5,919	$—
Accrued compensation	12,556	10,980
Accrued insurance	16,645	16,784
Accrued interest	4,734	3,907
Billings in excess of costs	6,142	3,122
Accrued costs related to sale of DOT assets	9,882	—
Accrued settlements	25,619	748
Accrued professional fees	3,224	4,810
Accrued losses on contracts	364	410
Accrued payments related to equity investment	—	925
Other	6,819	5,578

Total	$91,904	$47,264

	2007	2006
Non-current liabilities:
Accrued insurance	$27,572	$34,158
Minority interest	312	2,305
Other	76	58

Total	$27,960	$36,521

Note 8 — Property and Equipment
     Property and equipment including property and equipment under capital leases, is comprised of the following as of December 31, 2007 and 2006 (in thousands):

			Estimated
			Useful Lives
	2007	2006	(In Years)
Land	$3,654	$3,654
Buildings and leasehold improvements	8,944	8,686	5 - 40
Machinery and equipment	139,735	125,228	2 - 15
Office furniture and equipment	41,578	37,576	3 - 5

	193,911	175,144
Less accumulated depreciation	(111,972)	(113,932)

	$81,939	$61,212

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

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
Note 9 — Debt
     Debt is comprised of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
7.75% senior subordinated notes due February 2008	$—	$120,970
Revolving credit facility	—	—
7.625% senior notes due February 2017	150,000	—
Capital lease obligations	12,289	8,045
Notes payable for equipment, at interest rates from 4.34% to 7.65% due in installments through the year 2008	684	1,161

Total debt	162,973	130,176
Less current maturities	(2,694)	(1,769)

Long-term debt	$160,279	$128,407

Revolving Credit Facility
     We have a secured revolving credit facility under which we may borrow up to $150 million, subject to certain adjustments and restrictions (the “Credit Facility”). Pursuant to an amendment of the Credit Facility that became effective June 30, 2007, the expiration date of the Credit Facility was extended from May 10, 2010 to May 10, 2012. The amendment added an accordion feature which allows us to request an increase in the maximum amount borrowed under the Credit Facility from $150 million to $200 million, if certain criteria under the credit facility is met. This amendment also reduced the interest rate margin applied to borrowings and increased the maximum available amount we can borrow at any given time, among other things. Deferred financing costs related to the Credit Facility are included in prepaid expenses and other current assets, and in other assets in the consolidated balance sheets.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At December 31, 2007 and December 31, 2006, net availability under the Credit Facility totaled $44.0 million and $35.1 million, respectively, which includes outstanding standby letters of credit aggregating $86.4 million and $83.3 million in each period, respectively. At December 31, 2007, $64.8 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all of our wholly-owned subsidiaries collateralize the Credit Facility. At December 31, 2007 and December 31, 2006, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. Currently the margin we pay over LIBOR is 1.125%. The Credit Facility includes an unused facility fee of 0.25%.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, paying cash dividends, making other distributions, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes, and engaging in certain mergers or combinations without the prior written consent of the lenders. In addition, any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility.
     If the net availability under the Credit Facility does not exceed $15.0 million, MasTec is required to be in compliance with a minimum fixed charge coverage ratio of 1.1 to 1.0 measured on a monthly basis. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the Credit Facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of December 31, 2007 because at that time the net availability under the Credit Facility did not decline below the required threshold specified above.
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

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     The variable rate Credit Facility exposes us to interest rate risk.
Senior Notes
     As of December 31, 2007, $150.0 million of our 7.625% senior notes due in February 2017, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our credit facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: the credit facility (up to $200 million), renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, further indebtedness if our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our credit facility.
     MasTec had no holdings of derivative financial or commodity instruments at December 31, 2007.
     The following table summarizes our contractual maturities of long-term debt obligations as of December 31, 2007 (in thousands).

2008	$2,694
2009	2,654
2010	2,553
2011	2,668
2012	1,988
Thereafter	150,416

Total	$162,973

Capital Leases
     During 2007, we entered into agreements which provided financing for various machinery and equipment totaling $6.2 million. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. These leases range between 60 and 72 months and have effective interest rates ranging from 3.31% to 5.12%. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. As of December 31, 2007, we had $12.3 million in total indebtedness relating to the capital leases entered into during 2007, of which $10.0 million was considered long-term.
Note 10 — Lease Commitments
     We have operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense from continuing operations for the years ended December 31, 2007, 2006 and 2005 was approximately $48.1 million, $50.2 million and $47.5 million, respectively.
     We also have capital lease agreements for equipment that expire on various dates.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     Minimum future lease commitments under non-cancelable operating leases and future minimum capital lease payments, including effect of escalation clauses in effect at December 31, 2007 were as follows (in thousands):

	Operating Leases	Capital Leases
2008	$21,914	$3,112
2009	12,285	3,112
2010	6,272	3,112
2011	2,961	3,065
2012	1,424	2,355
Thereafter	1,005	526

Total minimum lease payments	$45,861	15,282

Less amounts representing interest		(2,993)

		12,289
Less current portion		(2,267)

		$10,022

     For leases with purchase options, the option to purchase equipment is at estimated fair market value. We have non-cancelable subleases for certain capital leases which are recorded in other assets.
Note 11 — Discontinued Operations
     During the fourth quarter 2004, we ceased performing new services in the network services operations and sold these operations in 2005. On May 24, 2005, the Company sold certain assets of its network services operations to a third party for $0.2 million consisting of $0.1 million in cash and a promissory note in the principal amount of $0.1 million due in May 2006. We recorded a loss on sale of approximately $0.6 million, net of tax, in the year ended December 31, 2005. The loss on sale resulted from additional selling costs and remaining obligations that were not assumed by the buyer. These operations have been classified as a discontinued operation in all periods presented. The net loss for the years ended December 31, 2007, 2006 and 2005, for the network services operations was $0.0 million, $0.3 million and $1.7 million, respectively.
     The following table summarizes the results of operations for the network services operations for the years ended December 31 (in thousands):

	2007	2006	2005
Revenue	$10	$115	$4,001
Cost of revenue	(10)	(115)	(3,938)
Operating and other expenses	(20)	(317)	(1,764)

Loss from operations before benefit for income taxes	$(20)	$(317)	$(1,701)
Benefit for income taxes	—	—	—

Net loss	$(20)	$(317)	$(1,701)

     On December 31, 2005, the executive committee of our Board of Directors voted to sell substantially all of our state Department of Transportation related projects and assets. The decision to sell was made after evaluation of short and long-term prospects. The projects and assets that went for sale have been accounted for as discontinued operations for all periods presented. During the year ended December 31, 2005, we wrote-off approximately $11.5 million in goodwill in connection with our decision to sell substantially all of these related projects and assets. We determined that this goodwill amount would not be realized after evaluating the cash flows from the operations of these projects and assets in light of our decisions on future operations and our decision to sell. The remaining

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
net asset value was also reviewed by management and impairment charges were recorded to reserve for inventory items that were considered obsolete, accounts receivable that was considered uncollectible, write-off of fixed assets that were no longer in use or not saleable, estimated cost to complete for all projects in process and accrued estimated losses on the projects. We also assumed closing costs and other liabilities expected from the sale. As a result, we recorded impairment charges totaling $2.9 million and $44.5 million during the years ended December 31, 2007 and 2006, respectively. Effective on February 1, 2007, we sold the state Department of Transportation related projects and net assets. We agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. The sales price of $1.0 million in cash was paid at closing. In addition, the buyer is required to pay us an earnout of up to $12.0 million contingent on the future operations of the projects sold. However, as the earnout is contingent upon the future performance of the state Department of Transportation related projects, we may not receive any of these earnout payments.
     On January 24, 2008, we entered into a settlement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the projects which were sold. Under the terms of the Settlement Agreement, MasTec paid $6.0 million in cash and obtained a covenant not to sue and general release from nearly all obligations owed by us to the buyer under the purchase agreement including warranty and other indemnification obligations. As a result of the settlement, we have recorded a charge of $6.0 million which is reflected in our loss from discontinued operations for the year ended December 31, 2007.
     The following table summarizes the assets and liabilities for the state Department of Transportation operations considered to be discontinued for the year ended 2006 as follows (in thousands);

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

     The following table summarizes the results of operations for the state Department of Transportation related projects and assets that are considered to be discontinued for the years ended December 31 (in thousands):

	2007	2006	2005
Revenue	$5,663	$81,967	$94,445
Cost of revenue	(6,892)	(112,337)	(106,183)
Operating expenses	(11,070)	(58,444)	(19,782)

Loss from operations before benefit for income taxes	(12,299)	(88,814)	(31,520)
Benefit for income taxes	—	—	—

Net loss	$(12,299)	$(88,814)	$(31,520)

     On March 30, 2007, our Board of Directors voted to sell substantially all of our Canadian operations. The decision to sell was made after our evaluation of short and long term prospects for these operations. Due to this decision, operations in Canada have been accounted for as discontinued operations for all periods presented. In addition, we reviewed the carrying value of the net assets related to our Canadian operations. During the year ended December 31, 2007, we wrote-off $0.4 million in goodwill in connection with our decision to sell substantially all of our Canadian net assets. Based on management’s estimate and expected selling price, we recorded a non-cash impairment charge of approximately $0.6 million. On April 10, 2007, we sold substantially all of our Canadian for approximately $1.0 million. The purchase price is subject to adjustments based on the value of the net assets sold as of March 31, 2007.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     The following table summarizes the assets and liabilities for the Canadian operations considered to be discontinued for the year ended on
(in thousands):

December 31,
2006
Accounts receivable, net	$352
Prepaid expenses and other current assets	383

Current assets	735

Property and equipment, net	188
Other assets	401

Long-term assets	589

Current liabilities	687

Long-term liabilities	$—

     The following table summarizes the results of operations for Canadian operations that are considered to be discontinued for the years ended December 31 (in thousands):

	2007	2006	2005
Revenue	$675	$5,385	$9,383
Cost of revenue	(824)	(5,263)	(9,077)
Operating expenses	(1,090)	(1,257)	(3,032)

Loss from operations before benefit for income taxes	(1,239)	(1,135)	(2,726)
Benefit for income taxes	(15)	—	—

Net loss	$(1,254)	$(1,135)	$(2,726)

Note 12 — Retirement and Stock Option Plans
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
     We have five stock option plans that have stock options outstanding as of December 31, 2007: the 1994 Stock Incentive Plan (the “1994 Plan”), the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 1999 Non-Qualified Option Plan (the “Non-Qualified Plan”), the 2003 Employee Stock Incentive Plan as amended (the “2003 Plan”) and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees as amended (the “2003 Non-Employee Plan”) and individual option agreements. Typically, options under these plans are granted at fair market value at the date of grant, vest between three to five years after grant and terminate no later than 10 years from the date of grant. The 1994 Plan and the Directors Plan expired in 2004 and no future stock options can be granted under these plans. During 2006, MasTec entered into the Deferred Fee Plan for its directors.
     The 2003 Non-Employee Plan was adopted in April 2003 and authorized granting of restricted stock to non-employees. We have reserved 2,500,000 shares of common stock for grant under the 2003 Non-Employee Plan which covers stock options or restricted stock awards. We grant restricted stock which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the period of the restrictions. Unearned compensation for the restricted stock is shown as a reduction of shareholders’ equity in the consolidated balance sheets. We approved the issuance of restricted stock to the Board of Directors and certain employees in 2006. In the year ended December 31, 2007,

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
we issued 284,388 shares of restricted stock to key employees and certain board members, which were valued at approximately $3.4 million and are being expensed over a vesting period ranging from 12 to 36 months. In the year ended December 31, 2006, we issued 104,751 shares of restricted stock to key employees and board members. Total unearned compensation related to restricted stock grants as of December 31, 2007 and 2006 is $2.5 million and $0.7 million, respectively. Restricted stock expense for the years ended December 31, 2007, 2006 and 2005 is $1.5 million, $1.4 million and $.05 million, respectively.
     Under these plans there were a total of 5,622,935, 5,526,667 and 6,354,015 options available for grant at December 31, 2007, 2006 and 2005, respectively. The 1997 Non-Qualified Employee Stock Purchase Plan also allows eligible employees to purchase the MasTec’s common stock through payroll deductions or in a lump sum at a 15% discount from fair market value. The amount of compensation expense related to these transactions is immaterial.
     The following is a summary of all stock option transactions during the periods indicated:

	Stock	Weighted Average
	Options	Exercise Price
Outstanding December 31, 2004	8,962,030	$12.80
Granted	1,370,500	9.70
Exercised	(452,815)	5.60
Canceled	(1,225,654)	14.19

Outstanding December 31, 2005	8,654,061	$12.54

Granted	1,064,500	13.50
Exercised	(832,287)	5.40
Canceled	(549,156)	19.24

Outstanding December 31, 2006	8,337,118	$12.94

Granted	—	—
Exercised	(1,395,497)	9.28
Canceled	(1,079,166)	20.23

Outstanding December 31, 2007	5,862,455	$12.47

     The weighted average fair value of stock options granted for 2006 and 2005 is $8.45 and $7.52 per share, respectively.
     The following table summarizes information about stock options outstanding as of December 31, 2007:

	Stock Options Outstanding
		Weighted Average	Options Exercisable
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
$2.0050 - $2.2100	33,334	2.27	$2.00	33,334	$2.00
$2.2101 - $4.8600	64,813	5.37	$4.83	64,813	$4.83
$4.8601 - $7.0900	358,855	5.10	$5.56	358,855	$5.56
$7.0901 - $10.5600	2,221,072	5.07	$9.26	2,024,722	$9.23
$10.5601 - $21.0417	3,184,381	3.89	$15.76	2,556,673	$16.33

$2.0050 - $21.0417	5,862,455	4.42	$12.47	5,038,397	$12.47

     As of December 31, 2007, we had 5,038,397 options which were exercisable at a weighted average exercise price of $12.47 per share. As of December 31, 2006, we had 6,722,313 options which were exercisable at a weighted average exercise price of $13.17 per share.
Note 13 — Income Taxes
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

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
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
     On January 1, 2007, we recorded the cumulative effect of applying FIN 48 of $1.9 million as an adjustment to the balance of deferred tax assets, and an offset to the valuation allowance on that deferred tax asset. As of the adoption date, we had no accrued interest expense or penalties related to the unrecognized tax benefits. Interest and penalties, if incurred, would be recognized as a component of income tax expense. There are no open Federal tax years under audit.
     The expense (benefit) for income taxes from continuing operations consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$(103)	$(415)	$39
Foreign	—	7	(322)
State and local	—	589	220

	(103)	181	(63)

Deferred:
Federal	103	415	(39)
Foreign	—	(7)	322
State and local, net of valuation provisions	—	(589)	(220)

	103	(181)	63

Benefit for income taxes	$—	$—	$—

     The tax effects of significant items comprising our net deferred tax asset as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Non-compete	$2,636	$2,914
Bad debts	7,207	5,867
Accrued self insurance	16,809	18,874
Operating loss and tax credit carry forward	75,694	79,617
Other	23,533	23,413

Valuation Allowance	(47,921)	(49,178)

Subtotal	77,958	81,507

Deferred tax liabilities:
Accounts receivable retainage	2,534	4,860
Property and equipment	1,925	4,021
Basis differences in acquired assets	405	399
Other	4,194	5,284
Goodwill	12,047	9,987

Total deferred tax liabilities	21,105	24,551

Net deferred tax asset	$56,853	$56,956

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     At December 31, 2007, we had approximately $176 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022. We have net operating loss carryforwards for U.S. state and local purposes of approximately $18.1 million that expire from 2007 to 2026. We have an unrealized excess tax benefit of approximately $1.7 million, that when realized, will increase capital surplus.
     In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2007 and 2006, valuation allowances of $47.9 million and $49.2 million have been recorded, respectively.
     A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2007	2006	2005
U.S. statutory federal rate applied to pretax (loss) income from continuing operations	35%	35%	35%
State and local income taxes	3	1	5
Non-deductible expenses	1	1	4
Effect of non U.S operations	—	—	(7)
Other	—	9	3
Valuation allowance for deferred tax assets	(39)	(46)	(40)

Benefit for income taxes	0%	0%	0%

Note 14 — Operations by Geographic Areas and Segments
     MasTec manages its business on a project basis. All of our projects have been aggregated into one reportable segment as a specialty trade contractor. We provide services to our customers in the communications, utilities and government industries. Revenue for customers in these industries is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Communications	$769,611	$684,217	$610,787
Utilities	217,385	217,947	183,889
Government	50,783	38,257	43,987

	$1,037,779	$940,421	$838,663

     During the years ended December 31, 2007, 2006 and 2005, we operated in the United States and Canada. In March 2007, we declared our Canadian operations as discontinued. Accordingly, results of operations for all periods presented reflect our Canadian business as discontinued and our results from continuing operations for all periods presented relate only to our United States operations.
Note 15 — Commitments and Contingencies
     Change in Strategy Regarding Litigation and Other Disputes. In the third quarter of 2007, our senior management performed a reassessment of our major legal cases, claims and other disputes, including disputes involving amounts due us, and decided to accelerate the closure of a number of these matters, particularly older legal cases, claims and disputes from the years 2001 through2005, which generally do not involve current customers. In part, this decision was driven by a desire to reduce the high levels of legal expense and related costs that we have incurred in recent years, and to reduce the amount of management’s time devoted to litigation matters and other claims and disputes. While we will attempt to accelerate the closure of these matters, it will only do so if we believe such resolution is in the best interests of MasTec and its shareholders.
     Legacy Litigation. MasTec is subject to significant outstanding litigation, primarily dating from the period 2001 through 2005.
     In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While MasTec denies the allegations underlying the lawsuit, in October 2007 we agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers MasTec’s current and

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
former install to the home employees who were employed by MasTec from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas and Virginia. The gross amount of the settlement is up to $12.6 million, and is subject to court approval. This amount represents the maximum payout, assuming 100% opt-in by all potential members of the purported class.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased in December 2003 after Coos County refused payment due us on regular contract invoices of $6.3 million and refused to process change orders submitted after November 2003 for additional work. In February 2004, we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon, seeking payment for work done and interest. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action seeking damages in excess of $15 million for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes. The amount of revenue recognized on the Coos County project that remained uncollected in accounts receivable on the December 31, 2007 balance sheet amounted to $6.3 million representing amounts due to us on normal progress payment invoices submitted under the contract. In February 2008, we entered into a tentative agreement to settle our dispute with Coos County, which provides for a $4.35 million payment to Coos County in June 1, 2008 and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008. The tentative agreement is subject to the negotiation and approval of a definitive settlement agreement and MasTec not being penalized greater than $1.5 million in the Corps of Engineers case described below. We cannot assure you that these conditions will be met.
     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers”, and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the project. While we do not agree that the notices were appropriate or justified, we have cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. On March 30, 2006, the Corps of Engineers brought a complaint in a federal district court against us and Coos County and are seeking damages in excess of $16 million. The matter went to trial in February 2008 and we are awaiting a verdict.
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
     During 2003 and 2004, we provided services to MSE Power Systems on five separate projects in Pennsylvania, New York and Georgia, with invoices in excess of $8 million in dispute. In 2004, we filed suit against MSE seeking payment. To date, we have recovered $1.3 million from MSE in settlement on three of these projects and are seeking additional amounts owed us. An arbitration was held in August 2007, and in January 2008, we were awarded a $2.65 million judgment in connection therewith.
     In November 2004, MasTec entered into, and bonded, a conditional $12.6 million settlement of litigation brought for subcontract work done in 2001 by Hugh O’Kane Electric for MasTec on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for this work. The settlement was conditioned upon the resolution of all of the Court proceedings including appeals. MasTec filed an appeal seeking to enforce contractual terms which relieved MasTec of its obligation to pay Hugh O’Kane when MasTec was not paid by Telergy. New York’s appellate level court upheld the enforceability of the terms of MasTec’s contract, but remanded the case to the trial court to determine whether there were factual issues that prevented MasTec from using the contractual provision as a defense. The trial court found that factual issues prevented MasTec from using the contractual provision as a defense and MasTec appealed. The appellate court upheld the trial courts ruling and MasTec has requested a rehearing, which was denied.
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

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier has retained the rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We are also seeking reimbursement of expenses incurred by us which we believe are reimbursable by our excess insurance carrier. We believe the claims of the excess insurance carrier are without merit and plan to continue vigorously pursuing this action. Although a district court ruled in March 2007 that there is no coverage provided under the excess policy, we have appealed. We are also pursuing claims against the insurance broker for any losses arising from the same issue involving notice.
     We provided telecommunication infrastructure services to Adesta Communications, Inc. in 2000 and 2001. Adesta filed for bankruptcy in 2001. At December 31, 2007 we were seeking to recover amounts in excess of $4 million from the Adesta bankruptcy trustee from the proceeds of the sale of Adesta’s assets. Based on our understanding of the current status of the bankruptcy trustee’s sales negotiations with respect to these assets, we have reflected $1.3 million in other current assets on our consolidated balance sheet at December 31, 2007 related to Adesta.
     In February 2008, we were notified in writing by the SEC staff that its formal investigation related to the restatement of our financial statements in 2001 through 2003 has been completed and that it does not intend to recommend any enforcement action.
     Financial Statement Impact. Primarily as a result of the change in strategy noted above, we entered into settlement negotiations on several of these legal cases, claims and other disputes, including disputes involving amounts due us, reached settlement on the FLSA matter discussed above and on other disputes, and authorized settlement on a number of other matters, including certain accounts receivable for which we had been pursuing collection via negotiation or via the legal process. As a result of these negotiations and actual or anticipated settlements (including FLSA and Coos County), and other developments, we recorded charges totaling $39.1 million for the actual or anticipated settlement of litigation, claims and other disputes in the nine months ended September 30, 2007 and $0.2 million in the three months ended December 31, 2007. This charge is for the actual or anticipated settlement of legacy legal claims and other disputes, including adjustments to reserves and other valuation accounts for litigated or disputed collections, and relates mostly to the years 2001-2005.
     Accrued aggregate liabilities related to the matters discussed above amounted to approximately $25.6 million at December 31, 2007, which is included in other current liabilities. Our allowance for doubtful accounts and other asset valuation accounts related to the matters discussed above amounted to $9.7 million and $4.4 million, respectively, in the year ended December 31, 2007. These charges relate mostly to the years 2001-2005.
     The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, initiated an investigative action with a Spanish federal court that commenced in July 2001 alleging that six former members of the Board of Directors of Sintel, including Jorge Mas, our chairman, and his brother Juan Carlos Mas, approved a series of allegedly unlawful transactions that led to the bankruptcy of Sintel. We were also named as a potentially liable party. The Court conducted extensive discovery, including the declarations of certain present and former executives of MasTec, Inc. In December 2007, the Court decided to close the investigation and issued an order allowing the trial phase against the former officers of MasTec, Inc. to proceed. The order does not name MasTec, Inc. as a potentially liable party. The union has alleged Sintel and its creditors were damaged in the approximate amount of 269 million euros ($396 million at December 31, 2007). The order is subject to appeal by several of the parties. To date, no actions have been taken by the Court against us or any of the named individuals. Our directors’ and officers’ insurance carrier has reimbursed us all of our legal fees to date and agreed to fund legal expenses for the remainder of the litigation under a reservation of rights. The amount of loss, if any, relating to this matter cannot presently be determined.
     Although we believe that we have gone through review of these legacy and other matters and have developed our best estimate for settling the legacy legal cases, claims and other disputes, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future as facts and circumstances change. We have incurred substantial costs in connection with these claims and will continue to do so until there is a resolution of these matters. We can not assure you that a favorable outcome will be reached in any of these cases. If we are not able to settle these cases at the amounts estimated, or if we are subject to an unfavorable trial outcome or other final resolution on these matters, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.
     Other Litigation, Claims, and Disputes. In addition to the matters discussed above, we are also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of our business.
     Other Commitments and Contingencies. We are required to provide payment and performance bonds for some of our contractual commitments related to projects in process. At December 31, 2007, the cost to complete projects for which the $294.8 million in performance and payment bonds are outstanding was $46.2 million.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
Note 16 — Concentrations of Risk
     We are subject to certain risk factors, including, but not limited to risks related to economic downturns in the telecommunications and broadband industries, collectability of receivables, competition within our industry, the nature of our contracts (which do not obligate our customers to undertake any infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities.
     We have more than 280 customers which include some of the largest and most prominent companies in the communications, utilities and government industries. Our customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.
     We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. We believe our billing and collection policies are adequate to minimize potential credit risk. During the year ended December 31, 2007, 59.7% of our total revenue was attributed to three customers. Revenue from these three customers accounted for 44.1%, 9.1% and 6.8% of total revenue for the year ended December 31, 2007. During the year ended December 31, 2006, 56.0% of our total revenue was attributed to three customers. Revenue from these three customers accounted for 37.5%, 10.2% and 8.3% of the total revenue for the year ended December 31, 2006. During the year ended December 31, 2005, 53.9% of our total revenue was attributed to three customers. Revenue from these three customers accounted for 32.1%, 11.4% and 10.4% of total revenue for the year ended December 31, 2005.
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. As of December 31, 2007, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million net of $0.3 million in specific reserves. As of December 31, 2006, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $10.4 million net of $4.1 million in specific reserves. Based on the analytical process described above, management believes that we will recover the net amounts recorded. We maintain an allowance for doubtful accounts of $15.3 million and $11.5 million as of December 31, 2007 and December 31, 2006, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
Note 17 — Quarterly Information (Unaudited)
     The following table presents unaudited quarterly operating results for the years ended December 31, 2007 and 2006. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 2007 and 2006. The quarterly information has been adjusted for the reclassification of the net loss related to our discontinued operations.

	2007 Quarter Ended				2006 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)				(In thousands, except per share data)
Revenue	$240,996	$256,284	$266,864	$273,635	$217,608	$230,516	$252,236	$240,060
Income (loss) from continuing operations	$7,019	$16,059	$(26,740)	$9,946	$4,120	$12,297	$14,314	$9,319
Loss from discontinued operations	$(5,349)	$(158)	$(5,416)	$(2,689)	$(8,344)	$(35,954)	$(21,936)	$(24,164)

Net (loss) income	$1,670	$15,901	$(32,156)	$7,257	$(4,224)	$(23,657)	$(7,622)	$(14,845)

Basic net (loss) income per share:
Continuing operations	$0.11	$0.24	$(0.40)	$0.15	$0.07	$0.19	$0.22	$0.14
Discontinued operations	$(0.08)	$(0.00)	$(0.08)	$(0.04)	$(0.14)	$(0.56)	$(0.34)	$(0.37)

Total basic net income (loss) per share	$0.03	$0.24	$(0.48)	$0.11	$(0.07)	$(0.37)	$(0.12)	$(0.23)

Diluted net (loss) income per share:
Continuing operations	$0.11	$0.24	$(0.40)	$0.15	$0.07	$0.19	$0.22	$0.14
Discontinued operations	$(0.08)	$(0.00)	$(0.08)	$(0.04)	$(0.14)	$(0.54)	$(0.34)	$(0.36)

Total diluted net income (loss) per share	$0.03	$0.24	$(0.48)	$0.11	$(0.07)	$(0.36)	$(0.12)	$(0.22)

     In the third quarter of 2007, we recorded approximately $38.4 million of selling and administrative expenses related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable. Additionally, for the year ended December 31, 2007, we incurred over $6.5 million for outside legal fees and other costs related to litigation.
     In the fourth quarter of 2006, we recorded a non-cash impairment charge of approximately $10.0 million in connection with our sale in February 2007 of substantially all of our state Department of Transportation related projects and underlying assets.
Note 18 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff Board of Directors. During the years ended December 31, 2007 and 2006, we paid Neff approximately $2.4 million and $1.4 million, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     During 2007, we paid $76,000 to Irma Mas, the mother of Jorge Mas, our Chairman and Jose Mas, our President and Chief Executive Officer, for the lease of certain property located in Florida.
     During the years ended December 31, 2007 and 2006, we had an arrangement with a customer whereby we leased employees to that customer and charged approximately $0.4 million and $0.3 million, respectively, to the customer. As of December 31, 2007 and 2006, $0.4 million and $0.3 million, respectively, receivable is included within other current assets. Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, are minority owners of this customer.
     We charter aircrafts from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, have an ownership interest. We paid this unrelated chartering company approximately $0.8 million and $0.7 million during the years ended December 31, 2007 and 2006, respectively.
     Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50.0 million. Mr. Mas and his spouse are the insured under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover the greater of (i) all premiums it pays on the policies plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec.

MasTec, Inc.
Notes To Consolidated Financial Statements — continued
     Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein we agreed to pay the premiums due on a life insurance policy with a face amount of $80.0 million, $60.0 million of which is subject to the agreement and the remaining $20.0 million is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. We will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. An amount equal to $60.0 million of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to us. In 2007, 2006 and 2005, we paid approximately $0.4 million, $1.1 million and $0.6 million, respectively, in premiums in connection with the split dollar agreements for Jorge Mas.
     On November 1, 2002, MasTec and Jorge Mas entered into a deferred bonus agreement in which we agreed to pay Mr. Mas a bonus in the event that the split dollar agreements Mr. Mas had entered into with MasTec were terminated due to a change of control of MasTec. The amount of the bonus is equal to the total premiums made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
     On November 1, 2002, MasTec and Mr. Shanfelter entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18.0 million. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, we are the sole owner and beneficiary of the policy and is entitled, upon the death of the insured’s, to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. We have made all of the premium payments required by the agreement. The agreement terminates upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) change of control of MasTec. During the year ended December 31, 2005, MasTec paid $0.5 million in premiums in connection with the split dollar agreement for Mr. Shanfelter and his family.
     On November 1, 2002, MasTec and Mr. Shanfelter entered into a deferred bonus agreement in which we agreed to pay Mr. Shanfelter a bonus in the event that the split dollar agreement Mr. Shanfelter had entered into with MasTec were terminated upon a change of control of MasTec. The amount of the bonus is equal to the total premiums made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
     Effective as of August 3, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein we agreed to pay premiums on a life insurance policy with an aggregate face amount of $10.0 million. Under the terms of the agreement, we are the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately prior to the death of the survivor of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. We have agreed to make the premium payments until at least July 15, 2009. In 2007, 2006 and 2005, we paid approximately $0.2 million in premiums in connection with the split dollar agreement for Mr. Jose Mas in each of the years.
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
     In December 2006, we sold a property used in our operations for $3.5 million to an entity whose principal is also a principal of our then 51% owned subsidiary. We received a note in the amount of $2.8 million due December 2007, and guaranteed by the principal noted above. Concurrent with the sale of this property, we entered into a month-to-month lease agreement at $25,000 per month. In the second quarter of 2007 we terminated this lease. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases; Sale- Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease-An Amendment of FASB Statements No. 13, 66 and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” we recognized a gain on this sale of approximately $2.5 million in the first quarter of 2007. In October of 2007, we collected the amount due on the note receivable of $2.8 million plus accrued interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedure
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within specified time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2007.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. MasTec’s internal control over financial reporting includes those policies and procedures that:
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
     In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our internal control over financial reporting was effective as of December 31, 2007.
     BDO SEIDMAN LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2007 and has expressed an unqualified opinion thereon.

     Changes in Internal Controls over Financial Reporting. In preparing our financial statements for the year ended December 31, 2007, we determined that we had been improperly classifying certain auction rate securities as cash and cash equivalents as of December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. The proper classification is to report them separately as securities available for sale. See Notes 1 and 5 to the consolidated financial statements. In the Fourth Quarter of 2007, we determined that our prior classification of auction rate securities as cash and cash equivalents was a material disclosure control weakness and took steps to remediate this disclosure control weakness. The Company’s remediation consisted of three items. First, we revised our investment policy to preclude future investments in auction rate securities. Second, we established a more thorough and independent analysis of cash, cash equivalents and investment securities by our accounting, treasury and internal audit functions. And, finally, we added a specific quarterly disclosure control to include an examination of cash, cash equivalents and short term investment instruments by senior management prior to the finalization of the financial statements.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Shareholders MasTec, Inc.
     We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2007 and 2006, as reclassified, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three years then ended and our report dated February 27, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Miami, FL
February 27, 2008

Item 9B. Other Information
     We have entered into a new employment agreement with Mr. Alberto de Cardenas, our Executive Vice President, General Counsel and Secretary, effective January 1, 2008 (the “Agreement”). The Agreement expires on December 31, 2011 unless earlier terminated, and provides that Mr. de Cardenas will be paid an annual salary of $315,000. The Agreement also provides for annual performance bonuses of up to 50% of his base salary based on the achievement of goals established by the Company’s Board of Directors. In addition, Mr. de Cardenas is awarded 5,000 shares of the Company’s common stock which vest 100% on December 31, 2010. Following termination of employment without cause or good reason, Mr. de Cardenas will receive his base salary and benefits from the date of termination for twelve months (collectively, the “Severance Benefits”). If there is a change of control of MasTec during the employment term, Mr. de Cardenas will be entitled to two times his base salary, the immediate vesting of any previously unvested options and restricted stock and the continuation of benefits as provided in the Agreement. The Agreement also contains confidentiality, non-competition and non-solicitation provisions. The foregoing description of the Agreement is qualified in its entirety by the Agreement which is attached to this Annual Report on Form 10-K as Exhibit 10.53 and is incorporated by reference herein.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.
     We have adopted a code of ethics that applies to our principal officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted our code of ethics on our website (www.mastec.com) as Appendix E to the MasTec Personal Responsibility Code, and it is available to any shareholder upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website. See also, Item 1. Business – Available Information.”
Item 11. Executive Compensation
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     During the year ended December 31, 2007, there were no stock options awarded. The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2007 which include the 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, 1997 Annual Incentive Compensation Plan, 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, 1999 Non-Qualified Employee Stock Option Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees and individual option agreements. The 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, the 1997 Annual Incentive Compensation Plan, 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

				Number of Securities
				Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance Under
	be Issued Upon Exercise		Exercise Price	Equity Compensation
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,717,455	(1)	$10.77	4,472,185	(3)
Equity compensation plans not approved by security holders	1,145,000	(2)	$14.89	1,150,750	(4)

Total	5,862,455			5,622,935

(1)	Represents 1,233,333 shares issuable under the 1994 Stock Incentive Plan, 135,000 shares issuable under the 1994 Stock Option Plan for Non-Employee Directors, 2,699,122 shares issuable under the 2003 Employee Stock Incentive Plan, and 650,000 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees.

(2)	Represents 1,145,000 shares issuable under the 1999 Non-Qualified Employee Stock Option Plan.

(3)	Under the 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees 2,801,991 shares and 1,670,194 shares, respectively, remain available for future issuance. We are no longer issuing options under the 1994 Stock Option Plan for Non-Employee Directors and the 1994 Stock Incentive Plan. We have never issued any shares under the 1997 Annual Incentive Compensation Plan and have no current plans to do so.

(4)	Under the MasTec, Inc. Non-Qualified Employee Stock Option Plan 1,150,750 shares, respectively, remain available for future issuance.
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
     Non-Employee Directors’ Stock Plan. The MasTec, Inc. Non-Employee Directors’ Stock Plan adopted in 1999 permits non-employee directors to elect to receive all or a specified percentage of any director fees paid for each year of service on the board in shares of our common stock. The number of shares issued to each non-employee director is determined by dividing the director’s fees owed to such director by the fair-market value of a share of common stock on the date of the issue. The shares issued are delivered to the non-employee director and the non-employee director has all the rights and privileges of a stockholder as to the shares. The shares are immediately vested upon grant and are not forfeitable to us. The maximum number of shares of common stock that may be issued under the plan is 150,000. As of December 31, 2007, there were no shares available for issuance under this plan.
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
     The plan provides for the termination of all outstanding options whether or not vested in the event of a termination of employment, and permits the Committee to take certain actions in the event of a change of control to ensure fair and equitable treatment of the employees who hold options granted under the plan, including accelerating the vesting of any outstanding option, offering to purchase any outstanding option and making other changes to the terms of the outstanding options. As of December 31, 2007, 1,150,750 shares remained available for issuance under this plan.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements — the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 39 through 68.

	2.	Financial Statement Schedules — The financial statement schedule information required by Item 14(a)2 is included as part of “Note 4 — Accounts Receivable” of the Notes to Consolidated Financial Statements.

	3.	Exhibits including those incorporated by reference:

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

3.2	Third Amended and Restated Bylaws of MasTec, Inc. Amended and Restated as of December 12, 2007, filed as Exhibit 3.1 to our Form 10-Q filed with the SEC on December 12, 2007 and incorporated by reference herein.

4.1	Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Form 8-K filed with the SEC on February 2, 2007 and incorporated by reference herein.

4.2	Supplemental Indenture dated as of May 2, 2007 among MasTec, Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein filed as Exhibit 4.1 to our Form 10-Q filed with the SEC on May 2, 2007 and incorporated by reference herein.

Exhibits	Description

10.1+	1994 Stock Incentive Plan filed as Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.2+	1994 Stock Option Plan for Non-employee Directors filed as Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.3+	1997 Non-Qualified Employee Stock Purchase Plan filed as Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.4+	1999 Non-Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.5+	1999 Non-Qualified Employee Stock Option Plan filed as Exhibit 10.5 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.6+	Non-Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.7+	Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 20, 2002, and filed with the SEC on November 14, 2002 and incorporated by reference herein.

10.8+	Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.9+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.10+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.

10.11+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2006, filed as Exhibit 10.5 to our Form 8-K dated March 31, 2006 and incorporated by reference herein.

10.12+	Amended and Restated 2003 Stock Incentive Plan for Non-Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Form 8-K dated March 31, 2006 and incorporated by reference herein.

10.13+	Split-Dollar Agreement effective July 16, 2004 between MasTec, Inc and Jose Mas, filed as Exhibit 10.30 to our Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 31, 2005 and incorporated by reference herein.

10.14	Amended and Restated Loan and Security Agreement dated as of May 10, 2005 between MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent, filed as Exhibit 10.1 to our Form 8-K filed with the SEC on May 12, 2005 and incorporated by reference herein.

10.15+	Amendment to Employment Agreement dated November 3, 2005 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2005, and incorporated by reference herein.

10.16+	Second Amendment to Employment Agreement dated December 19, 2005 by and between MasTec, Inc. and Austin J. Shanfelter filed as Exhibit 10.36 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.17+	1997 Annual Incentive Compensation Plan filed as Exhibit 10.37 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.18+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.19	Asset Purchase Agreement dated December 30, 2005, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.20+	Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Jorge Mas filed as Exhibit 10.40 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.21+	First Amendment to Deferred Bonus Agreement dated January 6, 2006 between MasTec Inc. and Jorge Mas filed as Exhibit 10.41 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.22+	Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.42 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.23+	First Amendment to Deferred Bonus Agreement dated January 6, 2006 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.43 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

Exhibits	Description

10.24+	First Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated September 15, 2003 filed as Exhibit 10.44 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.25+	Second Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated January 6, 2006 filed as Exhibit 10.45 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.26+	First Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated May 4, 2003 filed as Exhibit 10.46 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.27+	Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.47 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.28+	Third Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.48 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.29+	First Amendment to Split-Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.49 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.30+	Second Amendment to Split-Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.50 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.31+	First Amendment to Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated January 6, 2006 filed as Exhibit 10.51 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.32+	Amendment to Employment Agreement dated as of March 31, 2006 by and between MasTec, Inc. and C. Robert Campbell filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.33+	Deferred Bonus Agreement dated as of April 3, 2006, by and between Jose Mas and MasTec, Inc. filed as Exhibit 10.3 to our Form 8-K filed with the SEC on April 6, 2006and incorporated by reference herein.

10.34+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.35+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.36+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.37+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.38	First Amendment to Amended and Restated Loan and Security Agreement dated May 8, 2006 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent filed as Exhibit 10.52 to our Form 10-Q for the quarter ended March 31, 2006 and filed with the SEC on May 8, 2006, and incorporated by reference herein.

10.39+	Renewal — Employment Agreement dated as of August 3, 2006, by and between MasTec, Inc. and C. Robert Campbell filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2006 and filed with the SEC on August 3, 2006, and incorporated by reference herein.

10.40	Second Amendment to the Amended and Restated Loan and Security Agreement dated November 7, 2006 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent filed as Exhibit 10.53 to our Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 9, 2006, and incorporated by reference herein.

10.41	Asset Purchase Agreement dated as of November 9, 2006 between MasTec North America, Inc. and LM-ITS Acquisition LLC filed as Exhibit 10.54 to our Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 9, 2006, and incorporated by reference herein.

10.42+	Employment Agreement dated as of January 1, 2007, by and between MasTec, Inc. and Robert Apple filed as Exhibit 10.1 to our Form 8-K filed with the SEC on December 8, 2006 and incorporated by reference herein.

10.43	Amended and Restated Asset Purchase Agreement dated February 14, 2007, by and between MasTec North America and Atlas Traffic Management Systems, LLC (“Atlas”), filed as Exhibit 10.1 to the Form 8-K with the SEC on February 20, 2007 and incorporated by reference herein.

Exhibits	Description

10.44	Consent and Amendment, dated January 16, 2007, by and among MasTec, Inc., certain of the Company’s subsidiaries, the Lenders and Bank of America, N.A. in its capacity as collateral and administrative agent for the Lenders filed as Exhibit 10.50 to the Form 10-K filed with the SEC on March 8, 2007 and incorporated by reference herein.

10.45	Consent and Amendment, dated February 6, 2007, by and among MasTec, Inc., certain of the Company’s subsidiaries, the Lenders and Bank of America, N.A. in its capacity as collateral and administrative agent for the Lenders filed as Exhibit 10.51 to the Form 10-K filed with the SEC on March 8, 2007 and incorporated by reference herein.

10.46+	Second Amendment to Deferred Bonus Agreement between MasTec, Inc. and Austin Shanfelter dated June 22, 2007 filed as Exhibit 10.52 to the Form 10-Q filed with the SEC on August 1, 2007 and incorporated by reference herein.

10.47+	Third Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated June 22, 2007 filed as Exhibit 10.53 to the Form 10-Q filed with the SEC on August 1, 2007 and incorporated by reference herein.

10.48	Third Amendment to Amended and Restated Loan and Security Agreement dated July 31, 2007 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent, filed as Exhibit 10.54 to the Form 10-Q filed with the SEC on August 1, 2007 and incorporated by reference herein.

10.49	Stipulation and Settlement Agreement filed at Exhibit 10.55 to the Form 10-Q filed with the SEC on November 6, 2007 and incorporated by reference herein.

10.50+	Employment Agreement dated April 18, 2007 by and between MasTec, Inc. and Jose Mas filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.51	Settlement Agreement dated January 24, 2008 by and between MasTec North America, Inc. and Atlas filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2008 and incorporated by reference herein.

10.52	Revised Amended and Restated Asset Purchase Agreement dated January 24, 2008 by and between MasTec North America, Inc. and Atlas filed as Exhibit 10.2 to the Form 8-K filed with the SEC on January 30, 2008 and incorporated by reference herein.

10.53+*	Employment Agreement dated as of January 1, 2008 by and between MasTec, Inc. and Alberto de Cardenas.

21*	Subsidiaries of the MasTec, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensation plan arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 27, 2008.

MASTEC, INC.
/s/ JOSE R. MAS
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors
/s/ JOSE R. MAS Jose R. Mas	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ C. ROBERT CAMPBELL C. Robert Campbell	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ERNST N. CSISZAR Ernst N. Csiszar	Director
/s/ CARLOS M. DE CESPEDES Carlos M. de Cespedes	Director
/s/ ROBERT J. DWYER Robert J. Dwyer	Director
/s/ FRANK E. JAUMOT Frank E. Jaumot	Director
/s/ JULIA L. JOHNSON Julia L. Johnson	Director
/s/ AUSTIN J. SHANFELTER Austin J. Shanfelter	Director
/s/ JOSE S. SORZANO Jose S. Sorzano	Director
/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director