Form 10-Q
period 2008-03-31
MASTEC INC
filed 2008-04-29
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number 001-08106
MASTEC, INC.
(Exact name of registrant as specified in Its charter)

Florida	65-0829355

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 S. Douglas Road, 12th Floor, Coral Gables, FL	33134

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 599-1800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
     As of April 25, 2008, MasTec, Inc. had 67,208,839 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2008	2007
Revenue	$261,992	$240,996
Costs of revenue, excluding depreciation	226,844	210,591
Depreciation	4,788	3,780
General and administrative expenses, including non-cash stock compensation expense of $844 in 2008 and $1,967 in 2007	20,046	19,679
Interest expense, net of interest income	2,496	2,795
Other income, net	151	3,485

Income from continuing operations before minority interest	7,969	7,636
Provisions for income taxes	(33)	—
Minority interest	—	(617)

Income from continuing operations	7,936	7,019
Loss from discontinued operations	(155)	(5,349)

Net income	$7,781	$1,670

Basic net income (loss) per share:
Continuing operations	$0.12	$0.11
Discontinued operations	(0.00)	(0.08)

Total basic net income per share	$0.12	$0.03

Basic weighted average common shares outstanding	67,187	65,414

Diluted net income (loss) per share:
Continuing operations	$0.12	$0.11
Discontinued operations	(0.00)	(0.08)

Total diluted net income per share	$0.12	$0.03

Diluted weighted average common shares outstanding	67,585	66,586

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 at March 31, 2008 and December 31, 2007	$81,523	$74,288
Securities available for sale	28,116	44,360
Accounts receivable, unbilled revenue and retainage, net	153,049	160,089
Inventories	22,309	32,402
Income tax refund receivable	103	103
Prepaid expenses and other current assets	50,276	56,165

Total current assets	335,376	367,407

Property and equipment, net	84,379	81,939
Goodwill and other intangibles, net	206,043	202,829
Deferred income taxes, net	36,187	30,386
Other assets	27,070	28,188

Total assets	$689,055	$710,749

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$3,022	$2,694
Accounts payable and accrued expenses	95,391	113,347
Other current liabilities	77,728	87,554

Total current liabilities	176,141	203,595

Other liabilities	31,832	32,310
Long-term debt	160,636	160,279

Total liabilities	368,609	396,184

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 67,207,155 and 67,174,171 shares at March 31, 2008 and December 31, 2007, respectively	6,720	6,717
Capital surplus	553,380	552,491
Accumulated deficit	(231,794)	(239,576)
Accumulated other comprehensive income (loss)	(7,860)	(5,067)

Total shareholders’ equity	320,446	314,565

Total liabilities and shareholders’ equity	$689,055	$710,749

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,781	$1,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,028	3,959
Impairment of goodwill and assets	—	572
Non-cash stock and restricted stock compensation expense	844	1,967
(Gain) on sale of fixed assets	(358)	(3,246)
Provision for doubtful accounts	961	813
Income from equity investment	—	(119)
Accrued losses on construction projects	480	—
Minority interest	—	617
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	6,079	2,129
Inventories	5,269	12,159
Income tax refund receivable	—	4
Other assets, current and non-current portion	(1,672)	10,608
Accounts payable and accrued expenses	(13,133)	(11,690)
Other liabilities, current and non-current portion	(3,945)	(3,367)

Net cash provided by operating activities	7,334	16,076

Cash flows provided by (used in) investing activities:
Cash paid for acquisitions and contingent considerations, net of cash acquired	(6,324)	(11,213)
Capital expenditures	(7,447)	(6,320)
Investments in unconsolidated companies	—	(925)
Investments in life insurance policies	(284)	(283)
Net proceeds from sale of assets	1,452	2,259
Purchases of securities available for sale	(16,437)	(216,449)
Proceeds from sale of securities available for sale	29,875	189,200

Net cash provided by (used in) investing activities	835	(43,731)

Cash flows provided by (used in) financing activities:
Proceeds from (payments of) other borrowings, net	(190)	150,031
Payments of capital lease obligations	(792)	(438)
Payments of senior subordinated notes	—	(121,000)
Proceeds from issuance of common stock pursuant to stock option exercises	48	432
Payments of financing costs	—	(3,195)

Net cash provided by (used in) financing activities	(934)	25,830

Net increase (decrease) in cash and cash equivalents	7,235	(1,825)
Net effect of currency translation on cash	—	9
Cash and cash equivalents, including restricted cash, beginning of period	74,288	35,282

Cash and cash equivalents, including restricted cash, end of period	$81,523	$33,466

Cash paid during the period for:
Interest	$5,482	$5,761

Income taxes	$93	$6

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$875	$882
Equipment auction receivable	$663	$186
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
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007. In our opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates for us include the recognition of revenue, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While we believe that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
Note 3 — Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. For the three months ended March 31, 2007, we consolidated GlobeTec Construction, LLC (GlobeTec) as we had a 51% controlling interest in this entity. Other parties’ interest in GlobeTec was reported as minority interest in the condensed unaudited consolidated financial statements for such period. During 2007, we acquired an additional 45% ownership interest in GlobeTec, and during the three months ended March 31, 2008, we acquired the remaining 4% interest in GlobeTec, bringing our ownership interest in this entity to 100%. All intercompany accounts and transactions have been eliminated in consolidation.
(b) Comprehensive Income (Loss)
     Comprehensive income (loss) is a measure of net gain (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and unrealized losses on securities available for sale.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Comprehensive income (loss) consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Net income	$7,781	$1,670
Foreign currency translation gain	—	9
Unrealized loss from securities available for sale	(2,794)	—

Comprehensive income	$4,987	$1,679

(c) Basic and Diluted Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share from continuing operations for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Basic net income from continuing operations per share computation:
Net income from continuing operations	$7,936	$7,019

Weighted average common shares outstanding	67,187	65,414

Basic net income per share from continuing operations	0.12	0.11

Diluted net income from continuing operations per share computation:
Net income from continuing operations	$7,936	$7,019

Weighted average common shares outstanding	67,187	65,414
Incremental shares attributable to the assumed exercise of outstanding options and unvested restricted stock (common share equivalents)	398	1,172

Total diluted weighted average shares	67,585	66,586

Diluted net income per share from continuing operations	0.12	0.11

(d) Valuation of Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we conduct, on at least an annual basis, a review of our reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142. In addition, acquired intangible assets are recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
     During the three months ended March 31, 2008, we recorded approximately $3.5 million of goodwill and other intangible assets in connection with acquisitions we have made, of which $2.8 million is related to earn-out obligations.
     During the three months ended December 31, 2007, we recorded $26.4 million of goodwill and other intangible assets in connection with the acquisition of the remaining 51% interest in our equity method investment, and we wrote-off $0.4 million in goodwill in connection with our decision to sell all of our Canadian net assets.
(e) Insurance Reserves
     MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per employee deductibles of $350,000.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
We actuarially determine liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Our accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period.
     We are periodically required to post letters of credit and provide cash collateral to our insurance carriers. As of March 31, 2008 and December 31, 2007, such letters of credit amounted to $70.0 million and $64.8 million, respectively, and cash collateral posted amounted to $3.3 million as of the end of both periods, which is included in other assets.
(f) Stock Based Compensation
     We have granted to employees and others restricted stock and options to purchase our common stock. Total non-cash stock compensation expense for the three months ended March 31, 2008 and 2007 was $0.8 million and $2.0 million, respectively, which is included in general and administrative expense in the condensed unaudited consolidated statements of operations.
     During the three months ended March 31, 2008 and 2007, there were no stock options granted.
     We use the Black-Scholes valuation model to estimate the fair value of options to purchase our common stock and use the ratable method (an accelerated method of expense recognition under SFAS No. 123R) to amortize compensation expense over the vesting period of the option grant.
     The fair value of each option granted was estimated using the following assumptions:

For the Three Months Ended
March 31,
	2008	2007
Expected life — employees	4.2 - 7 years	4.3 - 7 years
Expected life — executives	5.9 - 7.9 years	5.7 - 9.7 years
Volatility percentage	50% - 65%	40% - 55%
Interest rate	1.5% - 3.7%	4.5% - 4.8%
Dividends	None	None
Forfeiture rate	7.5%	7.3%
     We also sometimes grant restricted stock, which is valued based on the market price of our common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through March 31, 2008, we have issued 850,608 shares of restricted stock valued at approximately $8.3 million which is being expensed over various vesting periods (12 months to 5 years). Restricted shares of 330,251 and 30,000 were granted in the three months ended March 31, 2008 and 2007, respectively. Total unearned compensation related to restricted stock grants as of March 31, 2008 is approximately $3.7 million. Restricted stock expense for the three months ended March 31, 2008 and 2007 was approximately $0.3 million and $0.5 million, respectively. These costs are included in general and administrative expenses in the condensed unaudited consolidated statements of operations.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(g) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. Also, auction rate securities previously classified as “Cash and cash equivalents” have been reclassified to “Securities available for sale” in the condensed unaudited consolidated balance sheets and statements of cash flows for all periods presented.
(h) Cash and cash equivalents
     All short-term investments with original maturities of three months or less are considered to be cash equivalents stated at cost which approximates market value. Restricted cash related to collateral of the credit facility is also included in cash and cash equivalents.
(i) Fair value of financial instruments
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009. The adoption of SFAS 157 did not have a material impact on our fair value measurements.
     We estimate the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that we could realize in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their carrying values. At March 31, 2008 and December 31, 2007, the fair value of our outstanding senior notes was approximately $131 million and $142 million, respectively.
(j) Securities Available for Sale
     We account for securities available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting For Certain Debt and Equity Securities.” Securities available-for-sale are recorded at fair value, and temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with FASB Statement of Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
     The Company’s securities available for sale consist of auction-rate securities which represent interests in corporate debt obligations, student loans guaranteed by the U.S. government and taxable municipal bonds. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. Due to the short interest rate reset period and expected liquidity, we record auction-rate securities as securities available for sale at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Fair market value of auction rate securities is based primarily upon market transactions and bids on identical or similar securities in this inactive market (Level 2 inputs in accordance with SFAS 157). See Note 4 in “Notes to the Condensed Unaudited Consolidated Financial Statements.”

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
(k) Income taxes
     We record income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation of fixed assets and non-cash compensation expense for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the foreseeable future, or a valuation allowance must be recorded to reduce this asset to its net realizable value. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.
     As a result of our recent history of operating losses, we have recorded valuation allowances aggregating $47.5 million and $47.9 million as of March 31, 2008 and December 31, 2007, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. We anticipate that we will generate sufficient pretax income in the future to realize our deferred tax assets based on continuing operations and feasible tax planning strategies that are available to us.
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
Note 4 — Securities Available For Sale
     The Company’s securities available for sale consist of auction rate securities that represent interest in pools of corporate debt obligations, student loans guaranteed by the U.S. government and taxable municipal bonds. In the current period, due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. These investments are of a high credit quality and the ratings of these securities and issuers has not changed. We have the intent and believe we have the ability to hold these securities until they can be sold at par value. We are uncertain at this time as to when the liquidity issues associated with these investments will improve. These securities are classified as current assets in the condensed consolidated balance sheets based on the Company’s current expectations regarding the liquidity of these securities. We are uncertain at this time as to when we will be able to exit these investments at their par value or whether we will incur additional temporary or other than temporary impairment related to these investments in the future. We continue to monitor market conditions and any future failed auctions will be evaluated based on the most relevant and timely information available to us.
     During the three months ended March 31, 2008, we sold $13.5 million of our auction rate securities at par value. As of March 31, 2008, the fair market value of our remaining securities available for sale totaled $28.1 million. These securities were subject to the auction process and failed to generate sufficient bidders. We have reviewed the fair value of these securities as determined based on bids and market transactions for identical and similar securities in this inactive market and accordingly, during the three months ended March 31, 2008, we recorded an unrealized loss of $2.8 million in Other Comprehensive Income in addition to the $4.8 million in unrealized losses recorded for these securities during the year ended December 31, 2007. See Part II. Other Information — Item 1A. Risk Factors.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     The cost basis, gross unrealized gains and losses and fair value for these securities are as follows:

	March 31, 2008			December 31, 2007
		Gross			Gross
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Losses	Value	Basis	Losses	Value
Auction rate securities	$35,700	$(7,584)	$28,116	$49,150	$(4,790)	$44,360
     The contractual maturity of the auction rate securities available for sale at March 31, 2008 is greater than ten years.
Note 5 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Deferred tax assets	$20,666	$26,467
Notes receivable	107	113
Non-trade receivables	11,951	17,081
Other investments	3,163	2,738
Prepaid expenses and deposits	10,825	5,708
Other	3,564	4,058

Total prepaid expenses and other current assets	$50,276	$56,165

     Other non-current assets consist of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Investment in real estate	$1,683	$1,683
Equity investment	100	100
Long-term portion of deferred financing costs, net	5,114	5,380
Cash surrender value of insurance policies	9,223	8,939
Receivable from insurance carrier	2,071	2,071
Insurance escrow	3,313	3,286
Other receivables	1,500	1,500
Long-term portion of notes receivable	200	200
Deferred project cost	1,608	1,815
Other	2,258	3,214

Total other assets	$27,070	$28,188

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     Other current and non-current liabilities consist of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Current liabilities:
Accrued compensation	$13,771	$12,556
Accrued settlement charges	22,857	21,269
Accrued insurance	17,615	16,645
Billings in excess of costs	4,189	6,142
Accrued amount due related to discontinued operations	1,860	9,882
Accrued professional fees	2,359	3,224
Accrued interest	1,906	4,734
Obligations related to acquisitions	3,359	5,919
Accrued losses on contracts	554	364
Other	9,258	6,819

Total other current liabilities	$77,728	$87,554

	March 31,	December 31,
	2008	2007
Non-current liabilities:
Accrued insurance	$27,421	$27,572
Accrued settlement charges	4,350	4,350
Minority interest	—	312
Other	61	76

Total other liabilities	$31,832	$32,310

Note 6 — Discontinued Operations
     On April 10, 2007, we sold substantially all of the net assets of our Canadian operations. Accordingly, the operations in Canada have been accounted for as discontinued operations for all periods presented.
     The following table summarizes the results of our Canadian operations considered to be discontinued (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Revenue	$—	$668
Cost of revenue	—	(822)
Operating and other expenses	(155)	(774)

Net loss	$(155)	$(928)

     On February 14, 2007, we sold the state Department of Transportation related projects and net assets.
     The following table summarizes the results of operations for the three months ended March 31, 2007 for the state Department of Transportation related projects and assets that are considered to be discontinued (in thousands). There were no material results for this discontinued operation in 2008.

March 31,
2007
Revenue	$5,663
Cost of revenue	(6,311)
Operating and other expenses	(3,780)

Net loss	$(4,428)

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 7 — Commitments and Contingencies
     In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While MasTec denies the allegations underlying the lawsuit, in October 2007 we agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers MasTec’s current and former install-to-the home employees who were employed by MasTec from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas and Virginia. Based on the members of the purported class that have opted in the maximum amount to be paid in connection with this settlement is $8.4 million. In April 2008, the settlement was approved by the court.
     We contracted to construct a natural gas pipeline for Coos County, Oregon in 2003. Construction work on the pipeline ceased and we declared a breach of contract and brought an action for breach of contract against Coos County in Federal District Court in Oregon seeking payment for work done and interest. In April 2004, Coos County announced it was terminating the contract and seeking another company to complete the project. Coos County subsequently counterclaimed against us in the Federal District Court action seeking damages in excess of $15 million for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes.
     In April 2008, we entered into a definitive settlement agreement to settle our dispute with Coos County, which provides for a $4.35 million payment to Coos County on June 1, 2008, included in other current liabilities, and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008, included in other liabilities, at March 31, 2008 and December 31, 2007. The settlement agreement is subject to MasTec not being penalized greater than $1.5 million in the Corps of Engineers matter described below. We cannot assure you that this condition will be met.
     In connection with the Coos County pipeline project, the United States Army Corps of Engineers, or “Corps of Engineers”, and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to us with respect to the project. While we did not agree that the notices were appropriate or justified, we cooperated with the Corps of Engineers and the Oregon Division of State Land, Department of Environmental Quality to mitigate any adverse impact as a result of construction. On March 30, 2006, the Corps of Engineers brought a complaint in a federal district court against us and Coos County and are seeking damages in excess of $16 million. The matter went to trial in February 2008 and we are awaiting a verdict.
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier retained the rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We were also seeking reimbursement of expenses incurred by us which we believe are reimbursable by our excess insurance carrier. We believed the claims of the excess insurance carrier were without merit and vigorously pursued this action. Although a district court ruled in March 2007 that there is no coverage provided under the excess policy, we appealed. The appellate court, however, affirmed the district court’s ruling. We are now vigorously pursuing claims against the insurance broker for any losses arising from the same issue involving notice.
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
     We provided telecommunication infrastructure services to Adesta Communications, Inc. in 2000 and 2001. Adesta filed for bankruptcy in 2001. At March 31, 2008, we were seeking to recover amounts in excess of $4 million from the Adesta bankruptcy trustee from the proceeds of the sale of Adesta’s assets. Based on our understanding of the current status of the bankruptcy trustee’s sales negotiations with respect to these assets, we have reflected $1.3 million in other current assets on our condensed unaudited consolidated balance sheet at March 31, 2008 related to Adesta.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement between the parties effective as of January 24, 2008, which we refer to as the revised sale agreement.
     Under the terms of the settlement agreement, we paid $6 million in cash, which was previously accrued, and obtained from the buyer a covenant not to sue and general release from nearly all obligations owed by us to the buyer under the purchase agreement, including warranty and other indemnification obligations. The revised sale agreement, among other things, deleted substantially all of our representations and warranties and indemnification obligations set forth in the Amended Asset Purchase Agreement, reduced the term of our covenants against competition and solicitation of customers, suppliers and other third parties (other than the buyer’s employees) from the five year period ending February 13, 2012 to the four year period ending February 13, 2011 and released us from our covenant not to compete in the following states: Arizona, Nevada, Colorado, Oklahoma, New Mexico, Missouri and Minnesota. See Part II. Other Information — Item IA. Risk Factors.
     Accrued aggregate liabilities related to the matters discussed above and other litigation matters amounted to $27.2 million at March 31, 2008 and $25.6 million at December 31, 2007. A charge of $1.6 million was recorded in the three months ended March 31, 2008 related to these matters.
     Other Commitments and Contingencies. We are required to provide payment and performance bonds for some of our contractual commitments related to projects in process. At March 31, 2008, the cost to complete projects for which $345.2 million in performance and payment bonds are outstanding was $80.5 million.
Note 8 — Concentrations of Risk
     We provide services to our customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Communications	$183,784	$178,483
Utilities	64,622	51,114
Government	13,586	11,399

	$261,992	$240,996

     We grant credit, generally without collateral, to our customers. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain lien rights with respect to these services rendered, and concentrations of credit risk are limited due to the diversity of the customer base. We believe our billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2008, 55.6% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 46.8% and 8.8%, respectively, of the total revenue for the three months ended March 31, 2008. During the three months ended March 31, 2007, two customers accounted for 55.8% of our total revenue. Revenue from these two customers accounted for 45.7% and 10.1%, respectively, of the total revenue for the three months ended March 31, 2007.
     We maintain an allowance for doubtful accounts of $15.7 million and $15.3 million as of March 31, 2008 and December 31, 2007, respectively, for both specific customers and as a reserve against other uncollectible accounts receivable. As of March 31, 2008, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million, of which $0.3 million is specifically reserved. Should additional customers file for bankruptcy or experience financial difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 9 — Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold a portion of his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff board of directors. During the three months ending March 31, 2008 and 2007, we paid Neff approximately $170,000 and $400,000, respectively.
     We charter aircrafts from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, have an ownership interest. We paid this unrelated chartering company approximately $20,000 during the three month period ended March 31, 2008, and $320,000 during the three month period ended March 31, 2007.
     During the three month period ended March 31, 2008 and 2007, we had an arrangement with a customer whereby we leased employees to that customer and charged approximately $103,000 and $60,000, respectively, to the customer. Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, are minority owners of this customer.
     MasTec has entered into split dollar agreements with key executives and former executives, and with the Chairman of our Board of Directors. During the three months ended March 31, 2008 and 2007, we paid approximately $284,000 and $283,000, respectively, in premiums in connection with these split dollar agreements.
     During the first quarter of 2008 and 2007, we paid Irma Mas, the mother of Jorge Mas, our Chairman and Jose Mas, our President and Chief Executive Officer, $12,000 and $40,000, respectively, for the lease of certain property located in Florida.
     We believe amounts paid in related party transactions are equivalent to the payments that would have been made between unrelated parties for similar transactions acting on an arms-length basis.
Note 10 — Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160 “ Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS 141(R) and SFAS 160 on our consolidated financial statements.
     On March 19, 2008 the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
     On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88 and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the funded status of a benefit plan as an asset or liability in its financial statements. The funded status is measured as the difference between plan assets at fair value and the plan’s specific benefit obligation, which would be the projected benefit obligation. Under SFAS 158, the gains or losses and prior service cost or credits that arise in a period but are not immediately recognized as components of net periodic benefit expense will now be recognized, net of tax, as a component of other comprehensive income. The adoption of SFAS 158 did not have a material effect on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
     We, or our predecessor companies, have been in business for over 70 years. We offer our services under the MasTec service mark and operate through a network of approximately 200 locations and approximately 7,700 employees as of March 31, 2008. Providing services to communication industries, utility industries and government markets, we have consistently ranked among the top specialty contractors by Engineering News-Record.
     Our customers include some of the largest communications and utility companies in the United States, including DIRECTV®, Verizon, AT&T, EMBARQ, Progress Energy, Florida Power & Light, TXU, Qwest, XTO Energy, Dominion Virginia Power and American Electric Power. For the quarters ended March 31, 2008 and 2007, 78% and 81%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.
Revenue
     We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries (in thousands) and the percent of our total revenue earned from such customers is as follows:

	For the Three Months Ended March 31,
	2008		2007
Communications	$183,784	70%	$178,483	74%
Utilities	64,622	25%	51,114	21%
Government	13,586	5%	11,399	5%

	$261,992	100%	$240,996	100%

     A significant portion of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area. Work performed under master service and other agreements is generated by work orders, each of which is performed for a fixed fee. The majority of these services are of a maintenance nature and, to a lesser extent, upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers may negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice.
     The remainder of our work is generated pursuant to contracts for specific projects that may require the construction and installation of specified units within an infrastructure system or an entire infrastructure system. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer.
     Revenue by type of contract (in thousands) and the percent of our total revenue from such contracts is as follows:

	For the Three Months Ended March 31,
	2008		2007
Master service and other service agreements	$184,235	70%	$181,304	75%
Installation/construction projects agreements	77,757	30%	59,692	25%

	$261,992	100%	$240,996	100%

Costs of Revenue
     Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, fuel, subcontractor costs, equipment leases and rental, materials not provided by our customers, and insurance. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. We immediately recognize the full amount of any estimated loss on fixed fee projects if the estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
     Many of our customers supply materials such as cable, conduit and telephone equipment. Customer furnished materials are not included in revenue and cost of sales because such materials are purchased by the customer. The customer determines the specifications of the materials that are to be utilized to perform installation and construction services. We are only responsible for the performance of the installation and construction services and not the materials for any contract that includes customer-furnished materials, nor do we have any risk associated with customer furnished materials. Our customers retain the financial and performance risk of all customer-furnished materials.
General and Administrative Expenses
     General and administrative expenses include all costs of our management and administrative personnel, provisions for bad debts, rent, utilities, travel, business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.
Discontinued Operations
     In March 2007, we declared our Canadian operations a discontinued operation due to our decision to sell substantially all of the net assets of this operation. Accordingly, results of operations of our Canadian operations have been classified as discontinued operations, and all financial information for all periods presented reflects these operations as discontinued operations. On April 10, 2007, we sold substantially all of our Canadian assets and liabilities.
     In December of 2005, we declared our state Department of Transportation related projects as discontinued. On February 14, 2007, we sold our state Department of Transportation related projects and net assets.

Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ materially from these estimates. Refer to Note 3 to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.
Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments of the expected outcome. If the final outcome of any litigation or contingencies differs significantly from our current expectations, a charge to earnings could result. See Note 7 to our condensed unaudited consolidated financial statements in this Form 10-Q for updates to our description of legal proceedings and commitments and contingencies.
Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar (in thousands) and percentage of revenue terms for the periods indicated. All periods presented reflect our Canadian and state Department of Transportation operations as discontinued operations:

	For the Three Months Ended March 31,
	2008		2007
Revenue	$261,992	100.0%	$240,996	100.0%
Costs of revenue, excluding depreciation	226,844	86.6%	210,591	87.4%
Depreciation	4,788	1.8%	3,780	1.6%
General and administrative expenses	20,046	7.7%	19,679	8.2%
Interest expense, net of interest income	2,496	1.0%	2,795	1.2%
Other income, net	151	0.1%	3,485	1.4%

Income from continuing operations before minority interest and income taxes	7,969	3.0%	7,636	3.2%
Minority interest	—	0.0%	(617)	(0.3)%
Income Taxes	(33)	0.0%	—	0.0%

Income from continuing operations	7,936	3.0%	7,019	2.9%
Loss from discontinued operations	(155)	(0.1)%	(5,349)	(2.2)%

Net income	$7,781	3.0%	$1,670	0.7%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenue. Our revenue was $262.0 million for the three months ended March 31, 2008, compared to $241.0 million for the same period in 2007, representing an increase of $21.0 million or 8.7%. This increase was primarily related to higher revenue of approximately $12.3 million from DIRECTV® due to the acquisition of the remainder of our equity method investment, effective February 2007, as well as organic growth in this business. The balance of the increase is attributable to higher revenue from utilities customers as a result of our acquisitions in the last half of 2007 and management’s focus on expanding this business.

     Costs of Revenue. Our costs of revenue were $226.8 million or 86.6% of revenue for the three months ended March 31, 2008, compared to $210.6 million or 87.4% of revenue for the corresponding period in 2007. As a percentage of revenue, cost of revenue improved 80 basis points reflecting our continued ability to sustain our operating margins as rising fuel costs were more than offset by lower subcontractor, labor and equipment rental costs.
     Depreciation. Depreciation was $4.8 million for the three months ended March 31, 2008, compared to $3.8 million for the same period in 2007, representing an increase of $1.0 million or 26%. The increase was due primarily to capital expenditures and capital lease agreements executed during 2007 and 2008 to finance machinery and equipment to support our growth.
     General and administrative expenses. General and administrative expenses were $20.0 million or 7.7% of revenue for the three months ended March 31, 2008, compared to $19.7 million or 8.2% of revenue for the same period in 2007, representing an increase of $0.3 million. The increase was primarily due to a $1.6 million charge related to a legal settlement partially offset by a $1.1 million decrease in non-cash stock compensation and lower professional legal fees.
     Interest expense, net. Interest expense, net of interest income was $2.5 million or 1.0% of revenue for the three months ended March 31, 2008, compared to $2.8 million or 1.2% of revenue for the same period in 2007, representing a decrease of approximately $0.3 million. This decrease is primarily due to the net impact of reduced interest expense driven by lower interest rates, partially offset by reduced interest income due to reduced interest rates and lower cash balances.
     Other income, net. Other income, net was $0.2 million for the three months ended March 31, 2008, compared to $3.5 million for the three months ended March 31, 2007, representing a decrease of $3.3 primarily due to lower gains on sale of property and equipment. We recognized gains on asset sales of approximately $0.4 million during the three months ended March 31, 2008, compared to $3.2 million for the three months ended March 31, 2007 including a non-recurring gain of $2.5 million on the sale of surplus property.
     Minority interest. For the three months ended March 31, 2007, the minority interest expense for GlobeTec was $0.6 million as we owned 51% of this entity. During the three months ended March 31, 2008, we owned 100% of this entity. As such there was no minority interest charge during this period.
     Discontinued operations. The loss on discontinued operations for the three months ended March 31, 2008 was $0.2 million compared to $5.3 million for the same period in 2007, as the first quarter of 2007 included $4.4 million in losses related to our state Department of Transportation projects and assets and $0.9 million in losses related to our Canadian operations, both of which were disposed of during 2007.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility, capital lease arrangements, proceeds from sales of assets and investments, and our cash balances. On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017. On March 2, 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest. We anticipate the remaining net proceeds from the senior note offering will be generally used for working capital, acquisitions of assets and businesses and other general corporate purposes.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. In addition to ordinary course working capital requirements, we estimate we will spend between $30 million and $45 million per year on capital expenditures. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment, and we expect to generate proceeds from these sales.
     Following the January 2007 issuance of the $150.0 million senior notes due 2017, our semi-annual interest payments have increased to approximately $5.7 million for the senior notes from approximately $4.7 million.

     We have made certain acquisitions and have agreed to pay certain of the sellers earn-out payments generally based on the future performance of the investment or acquired business. During the three months ended March 31, 2008, we paid $5.7 million related to such earn-out obligations.
     We hold a variety of highly rated interest bearing auction rate securities that represent interests in pools of either corporate debt obligations, student loans, guaranteed by the U.S. government and taxable municipal bonds. None of our holdings are mortgage backed securities. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7, 28, or 35 days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. In the current period, due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. As of March 31, 2008, we hold $35.7 million in par value of these auction rate securities, with a fair value and carrying value of $28.1 million, net of a $7.6 million unrealized loss. While the investments are of a high credit quality and the rating has not been lowered, at this time we are uncertain when the liquidity issues associated with these investments will improve and when we will be able to exit these investments at their par value. We currently anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We are continuing to monitor this situation. See Note 4, “Securities Available for Sale” in the notes to condensed unaudited consolidated financial statements.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by our customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. Accordingly, we generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed according to the terms and conditions therein. We maintain inventory to meet the material requirements of certain of our contracts. Certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts.
     Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors usually contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
     We anticipate that funds generated from continuing operations, the remaining net proceeds from our senior note offering completed in the first quarter of 2007, borrowings under our Credit Facility, proceeds from sales of assets and investments, and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of March 31, 2008, we had $159.2 million in working capital compared to $163.8 million as of December 31, 2007. We define working capital as current assets less current liabilities. Cash and cash equivalents, including approximately $18 million of restricted cash, increased from $74.3 million at December 31, 2007 to $81.5 million at March 31, 2008 mainly due to net proceeds of $13.5 million from the sale of auction rate securities classified as securities available for sale in our balance sheet, partially offset by $6.3 million paid for acquisitions and contingent considerations during the first quarter of 2008.
     Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2008 and was primarily related to improved earnings, favorable business mix (including the disposition of our state Department of Transportation business), inventory management and cash collections from customers. Net cash provided by operating activities was $16.1 million during the three months ended March 31, 2007 and was primarily related to the timing of cash payments to vendors, improvement in earnings as well as the management of inventory and other assets.

     Net cash provided by investing activities was $0.8 million for the three months ended March 31, 2008 and was primarily related to net proceeds of $14.9 million from the sale of securities and assets offset by $6.3 million used in connection with acquisitions and contingent considerations, net of cash acquired, and $7.4 million used for capital expenditures. Net cash used in investing activities during the three months ended March 31, 2007 was $43.7 million and was primarily related to $27.2 million in net purchases of securities available for sale, $11.2 million used in connection with acquisitions made net of cash acquired, and $6.3 million used for capital expenditures offset by $2.3 million in net proceeds from sale of assets.
     Net cash used in financing activities was $0.9 million for the three months ended March 31, 2008 compared to $25.8 million net cash provided by financing activities for the three months ended March 31, 2007. Net cash provided by financing activities in the three months ended March 31, 2008, consisted primarily of payments under capital lease obligations and other borrowings. Net cash provided by financing activities in the three months ended March 31, 2007, consisted primarily of the proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007, partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in March 2007 and $3.2 million in payments of financing costs.
     We have a secured revolving Credit Facility for our operations which was amended and restated on July 31, 2007 with an effective date of June 30, 2007. The Credit Facility has a maximum amount of available borrowing of $150.0 million, subject to certain restrictions. If certain conditions under the Credit Facility are met, we may request that the maximum amount of available borrowing under the Credit Facility be increased from $150 million to $200 million. The costs related to this amendment were $225,000 which are being amortized over the life of the Credit Facility. The Credit Facility expires on May 10, 2012. These deferred financing costs are included in Prepaid expenses and other current assets and Other assets in our condensed consolidated balance sheets.
     The amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At March 31, 2008 and December 31, 2007, net availability under the Credit Facility totaled $31.3 million and $44.0 million, respectively, which includes outstanding standby letters of credit aggregating $91.6 million and $86.4 million in each period, respectively. At March 31, 2008, $70.0 million of the outstanding letters of credit were issued to support MasTec’s casualty and medical insurance requirements. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and a pledge of the stock of certain of our operating subsidiaries. Substantially all of our wholly-owned subsidiaries collateralize the Credit Facility. At March 31, 2008 and December 31, 2007, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.0% and 0.50%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.00% and 2.00%, depending on certain financial thresholds. Currently the margin we pay over LIBOR is 1.50%. The Credit Facility includes an unused facility fee of 0.25%.
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
     If the net availability under the Credit Facility is under $15.0 million on any given day, we are required to be in compliance with a minimum fixed charge coverage ratio measured on a monthly basis and certain events are triggered. The $15.0 million availability trigger is subject to adjustment if the maximum amount we may borrow under the Credit Facility is adjusted. The fixed charge coverage ratio is generally defined to mean the ratio of our net income before interest expense, income tax expense, depreciation expense, and amortization expense minus net capital expenditures and cash taxes paid to the sum of all interest expense plus current maturities of debt for the period. The financial covenant was not applicable as of March 31, 2008, because at that time net availability under the Credit Facility, as amended, exceeded $15.0 million.
     Based upon the current availability under our Credit Facility, liquidity and projections for 2008, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the remainder of 2008. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our 2008 projections and this may adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     Our variable rate Credit Facility exposes us to interest rate risk. However, we had no cash borrowings outstanding under the Credit Facility at March 31, 2008.
     As of March 31, 2008, $150.0 million of our 7.625% senior notes due in February 2017, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: credit facilities (up to the greater of $200 million and our borrowing base defined as 75% of unbonded accounts receivable plus 50% of net property and equipment plus 50% of inventory), renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if our fixed charge coverage ratio is at least 2:1 for the four most recently ended fiscal quarters determined on a pro forma basis as if that additional debt has been incurred at the beginning of the period. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding. The definition of our fixed charge coverage ratio under the indenture is essentially equivalent to that under our Credit Facility.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At March 31, 2008, the cost to complete on our $345.2 million performance and payment bonds was approximately $80.5 million.

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
Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We are also affected by changes in fuel costs which increased significantly in 2007 and 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates. Our variable rate Credit Facility exposes us to interest rate risk. However, we had no cash borrowings under the Credit Facility at March 31, 2008.
Interest Rate Risk
     Less than 1% of our outstanding debt at March 31, 2008 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150.0 million (face value) in senior notes. The fair market value of our debt at March 31, 2008 was $131 million. Based upon debt balances outstanding at March 31, 2008, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.
Foreign Currency Risk
     We had an investment in a subsidiary in Canada and sold our services into this foreign market. On April 10, 2007, we sold substantially all of our Canadian operations. Accordingly, the operations in Canada have been accounted for as discontinued operations for all periods presented.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 7 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.
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
     In the three months ended March 31, 2008, we derived approximately 46.8% and 8.8% of our revenue from DIRECTV® and Verizon, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from any of these customer reduces significantly, which could result in reduced profitability and liquidity.
We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.
     In connection with the sale of our state Department of Transportation related projects and assets and the related settlement explained in Note 7 in the condensed unaudited consolidated financial statements, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the revised sale agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims.
     Under the terms of the revised sale document, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies from the buyer under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the revised sale agreement. At March 31, 2008, we estimate that the cost to complete on the $161.8 million in performance and payment bonds related to these projects and assets was $11.7 million.
We recorded an unrealized loss in 2007 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.
     The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. As of March 31, 2008, all of our securities available for sale, or $35.7 million in par value of auction rate securities had insufficient bidders at the scheduled rollover dates. As a result, we have recorded an aggregate unrealized loss of $7.6 million as of March 31, 2008. At this time we are uncertain when the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional losses as a result of these investments. See Note 4 in “Notes to Condensed Unaudited Consolidated Financial Statements.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

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

MASTEC, INC. Date: April 29, 2008
/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)