Form 10-Q
period 2008-06-30
MASTEC INC
filed 2008-07-30
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 25, 2008, MasTec, Inc. had 67,215,973 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$305,034	$256,284	$567,026	$497,280
Costs of revenue, excluding depreciation	259,561	213,327	486,405	424,348
Depreciation	6,017	4,082	10,805	7,862
General and administrative expenses, including non-cash stock compensation expense of $1,105 and $1,949, respectively, in 2008 and $1,500 and $3,467, respectively, in 2007	19,966	20,234	40,012	39,482
Interest expense, net of interest income	3,656	2,120	6,152	4,915
Other (income) expense, net	(394)	(573)	(545)	(4,057)

Income from continuing operations before provision for income taxes and minority interest	16,228	17,094	24,197	24,730
Provision for income taxes	407	—	440	—
Minority interest	—	1,035	—	1,652

Income from continuing operations	15,821	16,059	23,757	23,078

Loss from discontinued operations	(85)	(158)	(240)	(5,507)

Net income	$15,736	$15,901	$23,517	$17,571

Basic net income (loss) per share:
Continuing operations	$0.23	$0.24	$0.35	$0.35
Discontinued operations	—	—	—	(0.08)

Total basic net income per share	$0.23	$0.24	$0.35	$0.27

Basic weighted average common shares outstanding	67,207	65,854	67,197	65,634

Diluted net income (loss) per share:
Continuing operations	$0.23	$0.24	$0.35	$0.34
Discontinued operations	—	—	—	(0.08)

Total diluted net income per share	$0.23	$0.24	$0.35	$0.26

Diluted weighted average common shares outstanding	68,182	67,431	68,123	67,075

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 at June 30, 2008 and December 31, 2007	$46,955	$74,288
Securities available for sale	2,000	44,360
Accounts receivable, unbilled revenue and retainage, net	198,278	160,089
Inventories	23,976	32,402
Deferred tax asset	4,176	26,467
Prepaid expenses and other current assets	30,470	29,801

Total current assets	305,855	367,407

Property and equipment, net	121,477	81,939
Goodwill and other intangibles, net	230,395	202,829
Deferred taxes, net	52,677	30,386
Securities available for sale	26,888	—
Other assets	25,545	28,188

Total assets	$762,837	$710,749

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$12,538	$2,694
Accounts payable and accrued expenses	130,106	133,861
Accrued legal settlement charges	25,056	21,269
Accrued insurance	13,341	16,645
Other current liabilities	31,226	29,126

Total current liabilities	212,267	203,595

Other liabilities	30,955	32,310
Long-term debt	181,492	160,279

Total liabilities	424,714	396,184

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 67,208,645 and 67,174,171 shares at June 30, 2008 and December 31, 2007, respectively	6,721	6,717
Capital surplus	554,507	552,491
Accumulated deficit	(216,059)	(239,576)
Accumulated other comprehensive loss	(7,046)	(5,067)

Total shareholders’ equity	338,123	314,565

Total liabilities and shareholders’ equity	$762,837	$710,749

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,517	$17,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,606	8,134
Impairment of goodwill and assets	—	572
Non-cash stock and restricted stock compensation expense	1,949	3,467
Gain on sale of fixed assets	(323)	(3,670)
Provision for doubtful accounts	1,787	1,705
Minority interest and income from equity investment	—	1,533
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	(29,470)	8,898
Inventories	(6,172)	8,364
Other assets, current and non-current portion	(2,193)	10,507
Accounts payable and accrued expenses	9,165	(21,944)
Other liabilities, current and non-current portion	4,030	(7,882)

Net cash provided by operating activities	13,896	27,255

Cash flows (used in) investing activities:
Cash paid for acquisitions, net of cash acquired	(59,186)	(11,213)
Capital expenditures	(16,104)	(14,813)
Investments in unconsolidated companies	—	(1,025)
Investments in life insurance policies	(569)	(539)
Net proceeds from sale of assets	1,619	3,544
Purchases of securities available for sale	(16,437)	(285,523)
Proceeds from sales of securities available for sale	29,924	296,575

Net cash used in investing activities	(60,753)	(12,994)

Cash flows provided by financing activities:
Proceeds from other borrowings, net	20,638	149,187
Payments of capital lease obligations	(1,178)	(942)
Payments of senior subordinated notes	—	(121,000)
Proceeds from issuance of common stock pursuant to stock option exercises	71	3,749
Payments of financing costs	—	(3,794)

Net cash provided by financing activities	19,531	27,200

Net (decrease) increase in cash and cash equivalents	(27,326)	41,461
Net effect of currency translation on cash	(7)	9
Cash and cash equivalents — beginning of period	74,288	35,282

Cash and cash equivalents — end of period	$46,955	$76,752

Cash paid during the period for:
Interest	$6,264	$6,416
Income taxes	$551	$74
Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$880	$5,317
Accruals for inventory at quarter-end	$22,280	$11,132
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1 — Nature of the Business
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure, including but not limited to, fiber deployment, electrical utility transmission and distribution, water and sewer, and wind farm and natural gas pipeline construction. MasTec’s primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. The Company provides similar infrastructure services across the industries it serves. Customers rely on MasTec to build and maintain infrastructure and networks that are critical to their transport and delivery of voice, video and data communications, electricity and other energy resources.
Note 2 — Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. In management’s opinion, all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include the recognition of revenue, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill, intangible assets and securities available for sale, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences could be material to the financial statements.
Note 3 — Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. For the three and six month periods ended June 30, 2007, GlobeTec Construction, LLC (“GlobeTec”) was consolidated as the Company had a 51% controlling interest in this entity. Other parties’ interest in GlobeTec was reported as minority interest in the condensed unaudited consolidated financial statements for such period. During 2007, the Company acquired an additional 45% ownership interest in GlobeTec, and during the first quarter of 2008, the remaining 4% interest in GlobeTec was acquired bringing MasTec’s ownership interest in this entity to 100%. All intercompany accounts and transactions have been eliminated in consolidation.
(b) Comprehensive Income
     Comprehensive income is a measure of net gain (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains and losses on securities available for sale.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$15,736	$15,901	$23,517	$17,571
Foreign currency translation gain (loss)	(7)	—	(7)	9
Unrealized gain (loss) from securities available for sale	822	—	(1,972)	—

Comprehensive income	$16,551	$15,901	$21,538	$17,580

(c) Basic and Diluted Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share from continuing operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net income from continuing operations per share computation:
Net income from continuing operations	$15,821	$16,059	$23,757	$23,078

Weighted average common shares outstanding	67,207	65,854	67,197	65,634

Basic net income per share from continuing operations	$0.23	$0.24	$0.35	$0.35

Diluted net income from continuing operations per share computation:
Net income from continuing operations	$15,821	$16,059	$23,757	$23,078

Weighted average common shares outstanding	67,207	65,854	67,197	65,634
Incremental shares attributable to the assumed exercise of outstanding options and unvested restricted stock (common share equivalents)	975	1,577	926	1,441

Total diluted weighted average shares	68,182	67,431	68,123	67,075

Diluted net income per share from continuing operations	$0.23	$0.24	$0.35	$0.34

(d) Valuation of Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company conducts, on at least an annual basis, a review of reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142. In addition, acquired intangible assets are recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
     During the three and six month periods ended June 30, 2008, the Company recorded approximately $24.9 million and $28.4 million, respectively, of goodwill and other intangible assets in connection with acquisitions made (see Note 4 — Acquisition of Pumpco, Inc.), of which $2.9 million and $5.7 million, respectively, is related to earn-out obligations.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     During the six months ended June 30, 2007, the Company recorded $29.4 million of goodwill and other intangible assets in connection with the acquisition of the remaining 51% interest in an equity method investment, and wrote-off $0.4 million in goodwill in connection with the decision to sell all of the Company’s Canadian net assets.
(e) Insurance Reserves
     MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $350,000. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period.
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of June 30, 2008 and December 31, 2007, such letters of credit amounted to $66.2 million and $64.8 million, respectively, and cash collateral posted amounted to $3.3 million as of the end of both periods, which is included in other assets.
(f) Stock Based Compensation
     The Company has granted to employees and others restricted stock and options to purchase common stock. The Black-Scholes valuation model is used to estimate the fair value of options to purchase our common stock, and MasTec uses the ratable method (an accelerated method of expense recognition under SFAS No. 123R, “Share-based Payment”) to amortize compensation expense over the vesting period of the option grant. Total non-cash stock compensation expense for grants of restricted stock and options for the three months ended June 30, 2008 and 2007 was $1.1 million and $1.5 million, respectively, and for the six months ended June 30, 2008 and 2007 was $1.9 million and $3.5 million, respectively. Non-cash stock compensation expense is included in general and administrative expense in the condensed unaudited consolidated statements of operations. During the six months ended June 30, 2008 and 2007, there were no stock options granted.
     The Company also grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method over the vesting period. Those issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through June 30, 2008, 874,576 shares of restricted stock have been issued, valued at approximately $8.5 million which is being expensed over vesting periods ranging from one to five years. Total unearned compensation related to restricted stock grants as of June 30, 2008 is approximately $4.3 million. Restricted stock expense for the three and six months ended June 30, 2008 was approximately $0.5 million and $0.8 million, respectively. Restricted stock expense for the three and six months ended June 30, 2007 was approximately $0.4 million and $1.0 million, respectively. These costs are included in general and administrative expenses in the condensed unaudited consolidated statements of operations.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
(g) Cash and cash equivalents
     All short-term investments with original maturities of three months or less are considered to be cash equivalents. Restricted cash related to collateral of letters of credit is also included in cash and cash equivalents.
(h) Fair value of financial instruments
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), the Company will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009 and is currently evaluating the impact of adoption. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our fair value measurements.
     The fair market value of financial instruments is estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equals their carrying values. At June 30, 2008 and December 31, 2007, the fair value of the Company’s outstanding senior notes was approximately $130 million and $142 million, respectively.
(i) Securities Available for Sale
     Securities available-for-sale are accounted for in accordance with the provisions of SFAS No. 115, “Accounting For Certain Debt and Equity Securities.” Securities available-for-sale are recorded at fair value in accordance with SFAS 157, and temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with FASB Statement of Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” several factors are reviewed to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
     The Company’s securities available for sale consist of auction-rate securities which represent interests in corporate debt obligations and student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. These auction-rate securities are accounted for as securities available for sale at fair value and unrealized gains and losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity. The Company’s estimate of fair value is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. See Note 5 — Securities Available for Sale.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
(j) Income taxes
     As a result of the Company’s recent history of operating losses, valuation allowances aggregating $32.6 million and $47.9 million have been recorded as of June 30, 2008 and December 31, 2007, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. Management anticipates that the Company will generate sufficient pretax income in the future to realize the deferred tax assets based on continuing operations and feasible tax planning strategies available. On January 1, 2007, MasTec adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) and recorded the cumulative effect of applying FIN 48 of $1.9 million as an adjustment to the balance of deferred tax assets, and an offset to the valuation allowance on that deferred tax asset. There are no open Federal tax years under audit.
(k) Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation. Also, auction rate securities previously classified as “Cash and cash equivalents” have been reclassified to “Securities available for sale” in the condensed consolidated balance sheets and statements of cash flows for all periods presented.
Note 4 — Acquisition of Pumpco, Inc.
     In May 2008, MasTec acquired all of the issued and outstanding capital stock of Pumpco, Inc. (“Pumpco”) for a purchase price of $44 million, paid in cash, plus the retirement and assumption of certain indebtedness and earn-out payments payable over a five-year period equal to fifty percent of Pumpco’s earnings before taxes above significant specified thresholds. The earn-out is payable in cash, MasTec common stock or a combination thereof. In connection with the acquisition, the Company entered into a $22.5 million equipment term loan and used the proceeds to pay off $8.7 million of Pumpco indebtedness with the balance used to pay a portion of the acquisition purchase price. The equipment term loan is secured by most of Pumpco’s existing equipment. The acquisition is effective as of May 1, 2008, and, accordingly, Pumpco’s earnings have been consolidated as of that date.
     Pumpco, headquartered in Giddings, Texas, has been in business for over 25 years and specializes in midstream oil and gas pipeline construction. The acquisition of Pumpco continues MasTec’s diversification and growth strategy and expands its presence and capabilities in servicing gas pipeline customers.
     The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remains preliminary as management continues to assess the valuation of the acquired assets and liabilities. The purchase price to acquire Pumpco including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

Current Assets	$11,349
Property and equipment	34,655
Customer contracts and relationships	5,200
Non-compete agreement	1,740
Trade name	2,400
Goodwill	12,943

Total assets acquired	68,287

Current liabilities	(3,655)
Other liabilities	(3,464)
Debt	(9,539)

Total liabilities assumed	(16,658)

Net assets	$51,629

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     The portion of intangible assets related to existing customer contracts is amortized over the remaining term of these contracts. The remaining portion of the intangible assets related to customer relationships is amortized on an accelerated basis over its ten-year useful life. Intangible assets related to customer contracts and relationships, the non-compete agreement with the seller and the Pumpco trade name have a weighted average useful life of 13 years.
     Inclusion of proforma results of operations as if the acquisition had been completed at the beginning of the current period would not have a material impact on the results of operations as presented.
     In connection with the acquisition, the Company entered into lease agreements for office space and land with the selling shareholder. The impact of these agreements is not material to the results of operations to the Company.
Note 5 — Securities Available For Sale
     The Company’s securities available for sale consist of highly rated auction rate securities that represent interests in pools of corporate debt obligations and student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. In the current period, due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. All of these securities carry AAA ratings from one or more of the major credit rating agencies, and the Company continues to earn and collect a market rate of interest on these securities. Management has the intent and believes the Company has the ability to hold these securities until they can be sold at par value. Management is uncertain at this time as to when the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has reclassified $26.9 million of the book value of these securities to long-term assets at June 30, 2008. The remaining $2.0 million of these securities is classified in current assets as these securities will be distributed at par value as a portion of an acquisition earn out payment in the third quarter of 2008. Management is uncertain at this time as to when the Company will be able to exit the remainder of these investments at their par value or whether additional temporary or other than temporary impairment related to these investments will be incurred in the future. Management continues to monitor market conditions, and any future failed auctions will be evaluated based on the most relevant and timely information available to us.
     The fair value of auction rate securities representing interests in corporate debt obligations is based primarily upon indicative bids on these securities in this inactive market (Level 2 inputs in accordance with SFAS 157). At June 30, 2008, there was insufficient observable market data to determine the fair value of auction rate securities backed by student loans. Therefore, the fair value of these investments was estimated by incorporating assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values and credit quality (Level 3 inputs under SFAS 157). The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     As of June 30, 2008, the fair value of the securities available for sale totaled $28.9 million. During the three and six months ended June 30, 2008, the Company recorded an unrealized gain of $0.8 million and an unrealized loss of $2.0 million, respectively, in Other Comprehensive Income in addition to the $4.8 million in unrealized losses recorded for these securities during the year ended December 31, 2007. Management believes this temporary impairment is primarily attributable to the limited liquidity of these investments.
     The cost basis, gross unrealized gains and losses and fair value for these securities are as follows:

	June 30, 2008			December 31, 2007
		Gross			Gross
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Losses	Value	Basis	Losses	Value
Auction rate securities	$35,650	$(6,762)	$28,888	$49,150	$(4,790)	$44,360
     The contractual maturity of the auction rate securities available for sale at June 30, 2008 ranges from 8 to 39 years.
Note 6 — Other Assets and Liabilities

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Prepaid expenses and other current assets as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Non-trade receivables	$9,974	$17,081
Other receivables	5,431	4,346
Prepaid expenses and deposits	12,809	5,708
Deferred project costs	1,147	907
Other	1,109	1,759

Total prepaid expenses and other current assets	$30,470	$29,801

     Other current liabilities consist of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Current liabilities:
Billings in excess of costs	$9,620	$6,142
Accrued amounts related to discontinued operations	1,887	9,882
Obligations related to acquisitions	5,873	5,919
Accrued losses on contracts	67	364
Other	13,779	6,819

Total other current liabilities	$31,226	$29,126

Note 7 — Debt
     Debt is comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Revolving credit facility	$—	$—
7.625% senior notes due February 2017	150,000	150,000
Equipment term loan	22,186	—
Capital lease obligations	11,991	12,289
Notes payable for equipment, at interest rates from up to 8.0% due in installments through the year 2011	9,853	684

Total debt	194,030	162,973
Less current maturities	(12,538)	(2,694)

Long-term debt	$181,492	$160,279

     In connection with the acquisition of Pumpco (see Note 4), the Company entered into an equipment term loan in the aggregate principal amount of $22.5 million with an interest rate of 7.05%, payable in sixty monthly installments, and maturing in 2013. This loan is secured by most of Pumpco’s existing equipment. Proceeds from this loan were used to pay off $8.7 million of Pumpco’s indebtedness with the remaining balance used to pay a portion of the acquisition purchase price.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
Note 8 — Discontinued Operations
     On April 10, 2007, substantially all of the net assets of the Company’s Canadian operations were sold. Accordingly, the operations in Canada have been accounted for as discontinued operations for all periods presented.
     The following table summarizes the results of the discontinued Canadian operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$—	$7	$—	$675
Cost of revenue	—	(1)	—	(823)
Operating and other expenses	(85)	(164)	(240)	(931)

Loss from operations before benefit for income taxes	(85)	(158)	(240)	(1,079)
Benefit for income taxes	—	—	—	—

Net loss	$(85)	$(158)	$(240)	$(1,079)

     On February 14, 2007, the state Department of Transportation related projects and net assets were sold.
     The following table summarizes the results of operations for the six months ended June 30, 2007 for the state Department of Transportation related projects and assets that are discontinued (in thousands). There were no material results for this discontinued operation in the three months ended June 30, 2007 or for any period in 2008.

For the Six Months Ended
June 30, 2007
Revenue	$5,663
Cost of revenue	(6,311)
Operating and other expenses	(3,780)

Net loss	$(4,428)

Note 9 — Commitments and Contingencies
     In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against MasTec in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While MasTec denies the allegations underlying the lawsuit, in October 2007 we agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers MasTec’s current and former install-to-the home employees who were employed by MasTec from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas and Virginia. Based on the members of the purported class that have opted in, the maximum amount to be paid in connection with this settlement is $8.4 million. In April 2008, the settlement was approved by the court and the Company paid $8.0 million in connection with this settlement in July 2008.
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
     In April 2008, we entered into a definitive settlement agreement to settle our dispute with Coos County, which provides for a $4.35 million payment to Coos County on the later of June 1, 2008 or ten days after the entry of a

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
judgment in the Corps of Engineers matter, included in Other current liabilities, and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008, included in Other liabilities, at June 30, 2008 and December 31, 2007. The settlement agreement is subject to MasTec not being penalized greater than $1.5 million in the Corps of Engineers matter described below. No assurances can be given that this condition will be met.
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
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier retained the rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We were also seeking reimbursement of expenses incurred by us which we believe are reimbursable by our excess insurance carrier. We believed the claims of the excess insurance carrier were without merit and vigorously pursued this action. Although a district court ruled in March 2007 that there is no coverage provided under the excess policy, we appealed. The appellate court, however, affirmed the district court’s ruling and we paid $2.0 million to the insurance carrier to resolve such dispute. We are now vigorously pursuing claims against the insurance broker for the losses arising from the same issue involving notice.
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
     We provided telecommunication infrastructure services to Adesta Communications, Inc. in 2000 and 2001. Adesta filed for bankruptcy in 2001. At June 30, 2008, we were seeking to recover amounts in excess of $4 million from the Adesta bankruptcy trustee from the proceeds of the sale of Adesta’s assets. Based on our understanding of the current status of the bankruptcy trustee’s sales negotiations with respect to these assets, we have reflected $1.3 million in other current assets on our condensed unaudited consolidated balance sheet at June 30, 2008 related to Adesta.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Accrued aggregate liabilities related to the matters discussed above and other litigation matters amounted to $25.1 million at June 30, 2008 and $25.6 million at December 31, 2007. A charge of $1.6 million and $3.2 million was recorded in the three and six months ended June 30, 2008, respectively, related to these matters.
Other Commitments and Contingencies. We are required to provide payment and performance bonds for some of our contractual commitments related to projects in process. At June 30, 2008, the cost to complete on these projects, for which $359.3 million in performance and payment bonds are outstanding, was $80.6 million.
Note 10 — Concentrations of Risk
     MasTec provides services to its customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Communications	$182,274	$189,217	$364,747	$367,700
Utilities	104,643	51,939	172,052	103,053
Government	18,117	15,128	30,227	26,527

	$305,034	$256,284	$567,026	$497,280

     The Company grants credit, generally without collateral, to its customers. Consequently, it is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights with respect to these services rendered, and concentrations of credit risk are limited due to the diversity of the customer base. Management believes the billing and collection policies are adequate to minimize potential credit risk. During the three months ended June 30, 2008, 43% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 35% and 8%, respectively, of the total revenue for the three months ended June 30, 2008. During the three months ended June 30, 2007, two customers accounted for 54% of our total revenue. Revenue from these two customers accounted for 43% and 11%, respectively, of the total revenue for the three months ended June 30, 2007. During the six months ended June 30, 2008, 49% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 40% and 9%, respectively, of the total revenue for the six months ended June 30, 2008. During the six months ended June 30, 2007, two customers accounted for 55% of our total revenue. Revenue from these two customers accounted for 44% and 11%, respectively, of the total revenue for the six months ended June 30, 2007.
     The Company maintains an allowance for doubtful accounts of $15.9 million and $15.3 million as of June 30, 2008 and December 31, 2007, respectively, for both specific customers and as a reserve against other uncollectible accounts receivable. As of June 30, 2008, remaining receivables from customers undergoing bankruptcy reorganization totaled $1.6 million, of which $0.3 million is specifically reserved. Should additional customers file for bankruptcy or experience financial difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.
Note 11 — Related Party Transactions
     Management believes amounts paid in related party transactions are equivalent to the payments that would have

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
been made between unrelated parties for similar transactions acting on an arms-length basis, as described below.
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of the Board of Directors, and Jose Mas, the Company’s President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold a portion of his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff board of directors. During the three months ended June 30, 2008 and 2007, the Company paid Neff approximately $0.1 million and $0.5 million, respectively and paid $0.3 million and $0.9 million, during the six months ended June 30, 2008 and 2007, respectively.
     The Company charters aircrafts from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, the Company’s President and Chief Executive Officer, have an ownership interest. MasTec paid this unrelated chartering company approximately $46,000 and $66,000 during the three and six month periods ended June 30, 2008, respectively, and $0.2 million and $0.6 million during the three and six month periods ended June 30, 2007, respectively.
     During the three months ended June 30, 2008 and 2007, the Company had an arrangement with a customer whereby it leased employees to that customer and charged approximately $0.1 million each quarter to the customer. Charges to this customer totaled $0.2 million during the six month periods ended June 30, 2008 and 2007. Jorge Mas, Chairman of the Board of Directors, and Jose Mas, the Company’s President and Chief Executive Officer, are minority owners of this customer.
     MasTec has entered into split dollar agreements with key executives and former executives, and with the Chairman of the Board of Directors. During the three months ended June 30, 2008 and 2007, the Company paid approximately $0.3 million in each quarter in premiums in connection with these split dollar agreements. During the six months ended June 30, 2008 and 2007, the Company paid $0.6 million and $0.5 million, respectively, in premiums in connection with these split dollar agreements.
     The Company paid Irma Mas, the mother of Jorge Mas, the Chairman and Jose Mas, the Company’s President and Chief Executive Officer, $12,000 in each of the quarters ended June 30, 2008 and 2007, for the lease of certain property located in Florida and paid $24,000 and $52,000 during the six month periods ended June 30, 2008 and 2007, respectively.
Note 12 — Recent Accounting Pronouncements
     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. The adoption of SFAS 159 as of January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.
     On January 1, 2008, MasTec adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” (EITF 06-11). EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares, restricted share units and stock options be reflected as an increase in capital surplus and reflected as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because MasTec did not declare any dividends during the first half of 2008 and does not currently

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during the first half of 2008, and is not expected to have a material impact in the near term, on MasTec’s consolidated financial statements.
     In December 2007, the FASB issued No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141(R) prospectively to business combinations with an acquisition date on or after January 1, 2009. The Company is currently evaluating SFAS 160 and does not expect it will have material impact on the consolidated financial statements, as the Company currently does not have any noncontrolling interests.
     On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP 142-3 on the consolidated financial statements and will adopt FSP 142-3 effective January 1, 2009.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe the adoption of SFAS 162 will have a material impact on the consolidated financial statements.
Note 13 — Subsequent Events
     The Company entered into an amended and restated Senior Secured Credit Facility effective July 29, 2008, which expires May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210.0 million, subject to certain restrictions. The maximum available borrowing may be increased to $260.0 million if certain conditions are met.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     As in the past, the amount the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. Interest under the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.5% and 1.00%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.50%, depending on certain financial thresholds. The current margin over LIBOR is 2.0%. The Credit Facility includes an unused facility fee ranging from 0.25% to 0.375% based on usage.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against Company assets, prepaying other indebtedness excluding our 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of equipment or an increase in lease expense related to real estate, could reduce availability under the Credit Facility.

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
Overview
     We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of communications and utility infrastructure, including but not limited to, fiber deployment, electrical utility transmission and distribution, water and sewer, and wind farm and natural gas pipeline construction. Our primary customers are in the following industries: communications (including satellite television and cable television), utilities and government. We provide similar infrastructure services across the industries we serve. Our customers rely on us to build and maintain infrastructure and networks that are critical to their delivery of voice, video and data communications, electricity and other energy resources.
     We, or our predecessor companies, have been in business for over 70 years. We offer our services under the MasTec service mark and operate through a network of approximately 200 locations and approximately 7,700 employees as of June 30, 2008. Providing services to communication industries, utility industries and government markets, we have consistently ranked among the top specialty contractors by Engineering News-Record.
     We serve a diversified domestic customer base including DIRECTV®, Verizon, AT&T, Energy Transfer Company, Tetra-Tech, M.A. Mortenson Company, EMBARQ, Qwest, Pecan Pipeline and Progress Energy. For the three and six month periods ended June 30, 2008, approximately 72% of our revenues were from our ten largest customers. For the three and six month periods ended June 30, 2007, approximately 79% of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.
     We have continued our diversification and expansion strategy through several recent acquisitions. During 2007 and 2008, we acquired the remainder of GlobeTec Construction, LLC (“GlobeTec”) to bring our ownership of this entity to 100%. GlobeTec is involved in the construction and maintenance of water and sewer pipelines and projects. In October 2007, we acquired Three Phase Line Construction, Inc., which is involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states. In December 2007, we acquired certain assets of Power Partners, LLC, which is an electrical utility contractor specializing in wind farm construction.

     In May 2008, we acquired Pumpco, Inc. (“Pumpco”), a private company headquartered in Giddings, Texas, specializing in midstream oil and gas pipeline construction. Pumpco has been in business for over twenty five years and had annual revenue of approximately $70 million in 2007. This acquisition expands our presence and capabilities in the growing area of gas pipeline construction and maintenance.
Revenue
     We provide services to our customers, which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries (in thousands) and the percent of our total revenue earned from such customers is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Communications	$182,274	60%	$189,217	74%	$364,747	64%	$367,700	74%
Utilities	104,643	34%	51,939	20%	172,052	30%	103,053	21%
Government	18,117	6%	15,128	6%	30,227	6%	26,527	5%

	$305,034	100%	$256,284	100%	$567,026	100%	$497,280	100%

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
     Revenue by type of contract (in thousands) and the percent of our total revenue from such contracts is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Master service and other service agreements	$185,079	61%	$190,195	74%	$378,246	67%	$377,758	76%
Installation/construction projects agreements	119,955	39%	66,089	26%	188,780	33%	119,522	24%

	$305,034	100%	$256,284	100%	$567,026	100%	$497,280	100%

Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments of the expected outcome. If the final outcome of any litigation or contingencies differs significantly from our current expectations, a charge to earnings could result. See Note 9 to our condensed unaudited consolidated financial statements in this Form 10-Q for updates to our description of legal proceedings and commitments and contingencies.

Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollar (in thousands) and percentage of revenue terms for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. All periods presented reflect our Canadian and state Department of Transportation operations as discontinued operations;

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Revenue	$305,034	100.0%	$256,284	100.0%	$567,026	100.0%	$497,280	100.0%
Costs of revenue, excluding depreciation	259,561	85.1%	213,327	83.2%	486,405	85.8%	424,348	85.3%
Depreciation	6,017	2.0%	4,082	1.6%	10,805	1.9%	7,862	1.6%
General and administrative expenses	19,966	6.5%	20,234	7.9%	40,012	7.1%	39,482	7.9%
Interest expense, net of interest income	3,656	1.2%	2,120	0.8%	6,152	1.1%	4,915	1.0%
Other (income) expense, net	(394)	(0.1)%	(573)	(0.2)%	(545)	(0.1)%	(4,057)	(0.8)%

Income from continuing operations before provision for income taxes and minority interest	16,228	5.3%	17,094	6.7%	24,197	4.3%	24,730	5.0%
Provision of income taxes	407	0.1%	—	0.0%	440	0.1%	—	0.0%
Minority interest	—	—	1,035	0.4%	—	—	1,652	0.3%

Income from continuing operations	15,821	5.2%	16,059	6.3%	23,757	4.2%	23,078	4.6%
Loss from discontinued operations	(85)	(0.0)%	(158)	(0.1)%	(240)	(0.0)%	(5,507)	(1.1)%

Net income	$15,736	5.2%	$15,901	6.2%	$23,517	4.2%	$17,571	3.5%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenue. Revenue was $305.0 million for the three months ended June 30, 2008, compared to $256.3 million for the same period in 2007, representing an increase of $48.7 million or 19%. This increase was driven primarily by gas pipeline, wind farm and other energy projects with the recent acquisitions of Pumpco, Power Partners and Three Phase Line Construction. Our install-to-the-home business revenue declined 7.6% in the second quarter of 2008 compared to 2007 as this business is our most sensitive to the overall negative economic sentiment.
     Costs of Revenue. Costs of revenue were $259.6 million or 85.1% of revenue for the three months ended June 30, 2008, compared to $213.3 million or 83.2% of revenue for the corresponding period in 2007. The $28.3 million increase is driven largely by our recent acquisitions. As a percentage of revenue, cost of revenue increased 190 basis points as higher fuel, materials, and maintenance costs more than offset savings in labor. Fuel costs as a percent of revenue increased 80 basis points in the second quarter of 2008 compared to 2007 as higher fuel rates more than offset decreased usage. Increases in materials costs are largely due to wind farm projects with the balance related to the rise in overall material costs on the Company’s other projects.
     Depreciation. Depreciation was $6.0 million for the three months ended June 30, 2008, compared to $4.1 million for the same period in 2007, representing an increase of $1.9 million or 46%. The increase was due primarily to depreciation associated with Pumpco and Three Phase Line Construction with the balance resulting from capital expenditures and capital lease agreements executed during 2007 and 2008 to finance machinery and equipment to support our growth.
     General and administrative expenses. General and administrative expenses were $20.0 million or 6.5% of revenue for the three months ended June 30, 2008, compared to $20.2 million or 7.9% of revenue for the same period in 2007, representing a decrease of $0.2 million or 140 basis points as a percent of revenue. This decrease was primarily due to lower employee related costs and professional legal fees partially offset by charges totaling $1.6 million related to legal settlements and higher amortization expense resulting from recent acquisitions.

     Interest expense, net. Interest expense, net of interest income was $3.7 million for the three months ended June 30, 2008, compared to $2.1 million for the same period in 2007, representing an increase of $1.6 million or 76%. This increase was the result of a decline in interest income due to reduced interest rates and lower cash balances as well as higher interest expense on higher debt balances, driven by amounts paid in connection with recent acquisitions.
     Other income, net. Other income, net was $0.4 million for the three months ended June 30, 2008, compared to $0.6 million for the three months ended June 30, 2007, representing a decrease of $0.2 resulting from lower gains on sale of property and equipment.
     Provision for income taxes. The provision for income taxes in 2008 represents state and local taxes for recently acquired companies in jurisdictions in which MasTec does not have an offsetting net operating loss position.
     Minority interest. For the three months ended June 30, 2007, the minority interest expense for GlobeTec was $1.0 million as we owned 51% of this entity. During the three months ended June 30, 2008, we owned 100% of this entity. As such there was no minority interest charge during this period.
     Discontinued operations. The loss on discontinued operations for the three months ended June 30, 2008 was $0.1 million compared to $0.2 million for the same period in 2007 related to our disposed Canadian operations.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenue. Revenue was $567.0 million for the six months ended June 30, 2008, compared to $497.3 million for the same period in 2007, representing an increase of $69.7 million or 14%. This increase was primarily related to gas pipeline, wind farm and other energy projects with the recent acquisitions of Pumpco, Power Partners and Three Phase Line Construction and higher revenue from DIRECTV® due to the acquisition of the remainder of our equity method investment, effective February 2007, as well as organic growth in this business partially offset by lower install-to-the-home revenue in the first half of 2008.
     Costs of Revenue. Costs of revenue were $486.4 million or 85.8% of revenue for the six months ended June 30, 2008, compared to $424.3 million or 85.3% of revenue for the corresponding period in 2007. As a percentage of revenue, cost of revenue increased 50 basis points as higher fuel, maintenance and materials costs more than offset savings in labor. Fuel costs as a percent of revenue increased 80 basis points in the first half of 2008 compared to 2007 as higher fuel rates more than offset decreased usage. Increases in materials costs are largely due to wind farm projects with the balance related to the rise in overall material costs on the Company’s other projects.
     Depreciation. Depreciation was $10.8 million for the six months ended June 30, 2008, compared to $7.9 million for the same period in 2007, representing an increase of $2.9 million or 37%. The increase was due primarily to depreciation associated with Pumpco and Three Phase Line Construction with the balance resulting from capital expenditures and capital lease agreements executed during 2007 and 2008 to finance machinery and equipment to support our growth.
     General and administrative expenses. General and administrative expenses were $40.0 million or 7.1% of revenue for the six months ended June 30, 2008, compared to $39.5 million or 7.9% of revenue for the same period in 2007, decreasing by 80 basis points as a percent of revenue. This decrease was primarily due to lower employee related costs and professional legal fees partially offset by charges totaling $3.2 million related to legal settlements.
     Interest expense, net. Interest expense, net of interest income was $6.2 million for the six months ended June 30, 2008, compared to $4.9 million for the same period in 2007, representing an increase of $1.3 million. This increase was the result of a decline in interest income due to reduced interest rates and lower cash balances as well as higher interest expense on higher debt balances, driven by cash paid in connection with recent acquisitions.
     Other income, net. Other income, net was $0.5 million for the six months ended June 30, 2008, compared to $4.1 million for the six months ended June 30, 2007, representing a decrease of $3.6 million primarily due to lower gains on sale of property and equipment. We recognized gains on asset sales of approximately $0.3 million during the six months ended June 30, 2008, compared to $3.7 million for the six months ended June 30, 2007, including a $2.5 million gain on the sale of the property.
     Provision for income taxes. The provision for income taxes in 2008 represents state and local taxes for recently acquired companies in jurisdictions in which MasTec does not have an offsetting net operating loss position.

     Minority interest. For the six months ended June 30, 2007, the minority interest expense for GlobeTec was $1.7 million as we owned 51% of this entity. During the six months ended June 30, 2008, we owned 100% of this entity. As such there was no minority interest charge during this period.
     Discontinued operations. The loss on discontinued operations for the six months ended June 30, 2008 was $0.2 million compared to $5.5 million for the same period in 2007. The first half of 2007 included $4.4 million in losses related to our state Department of Transportation projects and assets and $1.1 million in losses related to our Canadian operations, both of which were disposed of during 2007.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility, capital lease arrangements, proceeds from sales of assets and investments, and our cash balances.
     We amended and restated our Senior Secured Credit Facility effective July 29, 2008, expiring May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210.0 million, subject to certain restrictions. The maximum available borrowing may be increased to $260.0 million if certain conditions are met.
     As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At June 30, 2008 and December 31, 2007, net availability under the Credit Facility totaled $59.3 million and $44.0 million, respectively, which includes outstanding standby letters of credit aggregating $89.4 million and $86.4 million in each period, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At June 30, 2008 and December 31, 2007, we had no outstanding cash draws under the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate plus a margin of between 0.5% and 1.00%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.50%, depending on certain financial thresholds. The current margin over LIBOR is 2.0%. The Credit Facility includes an unused facility fee ranging from 0.25% to 0.375% based on usage.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility.
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
     On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017 with semi-annual interest payments of approximately $5.7 million. On March 2, 2007, we used $121.8 million of the proceeds from the senior note offering to redeem all of our remaining 7.75% senior subordinated notes plus interest. We are using the remaining net proceeds from the senior note offering for working capital, acquisitions of assets and businesses and other general corporate purposes.

     In connection with the acquisition of Pumpco (see Notes 4 and 7 in the Notes to the Condensed Unaudited Consolidated Financial Statements), we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in sixty monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. In addition to ordinary course working capital requirements, we estimate we will spend between $30 million and $45 million per year on capital expenditures. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment, and we expect to generate proceeds from these sales. Additionally, the Company has made certain acquisitions and has agreed to pay certain of the sellers earn-out payments generally based on the future performance of the investment or acquired business. During the six months ended June 30, 2008 and 2007, we paid $5.7 million and $0, respectively, related to such earn-out obligations.
     The Company needs working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. Accordingly, we generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed according to the terms and conditions therein. We maintain inventory to meet the material requirements of certain of our contracts. Certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors usually contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
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
     As of June 30, 2008, we had $93.6 million in working capital, defined as current assets less current liabilities, compared to $163.8 million as of December 31, 2007. This decrease was driven by lower cash balances and the reclassification of the majority of out auction rate securities to long-term assets. Cash and cash equivalents, including approximately $18.1 million of restricted cash, decreased from $74.3 million at December 31, 2007 to $47.0 million at June 30, 2008 mainly due to $59.2 million paid for acquisitions and contingent considerations during the first half of 2008 partially offset by net proceeds of $13.5 million from the sale of auction rate securities classified as securities available for sale in our balance sheet.
     Net cash provided by operating activities was $13.9 million for the six months ended June 30, 2008 and was primarily related to improved earnings, and timing of cash payments to vendors offset by increased receivables. Net cash provided by operating activities was $27.3 million during the six months ended June 30, 2007 and was primarily related to the timing of cash payments to vendors, improvement in earnings as well as the management of inventory and other assets.
     Net cash used in investing activities was $60.8 million for the six months ended June 30, 2008 and was driven by $59.2 million used in connection with acquisitions and contingent considerations, net of cash acquired, and $16.1 million used for capital expenditures, partially offset by net proceeds of $13.5 million from the sales and purchases of auction rate securities. Net cash used in investing activities during the six months ended June 30, 2007 was $13.0 million and was primarily related to $11.2 million used in connection with acquisitions made net of cash acquired, and $14.8 million used for capital expenditures offset by $11.1 million in net proceeds from sales and purchases of auction rate securities and $3.5 million in net proceeds from sale of assets.

     Net cash provided by financing activities was $19.5 million for the six months ended June 30, 2008 compared to $27.2 million net cash provided by financing activities for the six months ended June 30, 2007. Net cash provided by financing activities in the six months ended June 30, 2008, consisted primarily of proceeds from borrowings under the equipment term loan in connection with the acquisition of Pumpco (see Note 4 in the Notes to Condensed Unaudited Consolidated Financial Statements). Net cash provided by financing activities in the six months ended June 30, 2007, consisted primarily of the proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007, partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in March 2007 and $3.8 million in payments of financing costs.
     As of June 30, 2008, $150.0 million of our 7.625% senior notes due in February 2017 were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: credit facilities over a defined threshold, renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if our fixed charge coverage ratio, as defined, is at least 2:1. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding.
     We hold a variety of highly rated interest bearing auction rate securities that represent interests in pools of either corporate debt obligations or student loans guaranteed by the U.S. government under the Federal Family Education Loan Program. None of our holdings are mortgage backed securities. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7, 28, or 35 days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. In the current period, due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. However, all of these securities carry AAA ratings from one or more of the major credit rating agencies, and the Company continues to earn and collect a market rate of interest on these securities. As of June 30, 2008, we hold $35.7 million in par value of these auction rate securities, with a fair value and carrying value of $28.9 million, net of a $6.8 million unrealized loss. While the investments are of a high credit quality, at this time we are uncertain when the liquidity issues associated with these investments will improve and when we will be able to exit these investments at their par value. We currently anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We are continuing to monitor this situation. See Note 5, “Securities Available for Sale” in the notes to condensed unaudited consolidated financial statements.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At June 30, 2008, the cost to complete on our $359.3 million performance and payment bonds was approximately $80.6 million.
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
Impact of Inflation
     The primary inflationary factor affecting our operations currently is rising fuel costs. We are also affected by changes in fuel costs which continue to increase significantly. In both the three and six month periods ended June 30, 2008, fuel costs increased 80 basis points as a percent of revenue. We are also affected by inflationary pressures in materials and labor costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in interest rates. Our variable rate Credit Facility exposes us to interest rate risk. However, we had no cash borrowings under the Credit Facility at June 30, 2008.
Interest Rate Risk
     Less than 1% of our outstanding debt at June 30, 2008 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150.0 million (face value) in senior notes. The fair market value of these senior notes at June 30, 2008 was $130 million. Based upon debt balances outstanding at June 30, 2008, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.
Foreign Currency Risk
     Previously, we had an investment in a subsidiary in Canada and sold our services into this foreign market. On April 10, 2007, we sold substantially all of our Canadian operations. Accordingly, the operations in Canada have been accounted for as discontinued operations for all periods presented.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 9 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.
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
     In the three months ended June 30, 2008, we derived approximately 35% and 8% of our revenue from DIRECTV® and Verizon, respectively. During the six months ended June 30, 2008, we derived approximately 40% and 9% of our revenue from DIRECTV® and Verizon, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from any of these customer reduces significantly, which could result in reduced profitability and liquidity.
We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.
     In connection with the sale of our state Department of Transportation related projects and assets and the related settlement explained in Note 9 in the condensed unaudited consolidated financial statements, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the revised sale agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims.
     Under the terms of the revised sale document, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies from the buyer under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the revised sale agreement. At June 30, 2008, we estimate that the cost to complete, on the $159.7 million in performance and payment bonds related to these projects and assets, was $6.6 million.
We recorded an unrealized loss in 2007 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.
     The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. As of June 30, 2008, all of our securities available for sale, or $35.7 million in par value of auction rate securities, had insufficient bidders at the scheduled rollover dates. As a result, we have recorded an aggregate unrealized loss of $6.8 million as of June 30, 2008. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time we are uncertain when the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional losses as a result of these investments and as a result of this uncertainty, we have reclassified $26.9 million of the book value of these securities to long-term assets at June 30, 2008. See Note 5 in the notes to condensed unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 30, 2008, MasTec acquired all of the issued and outstanding capital stock of Pumpco, Inc., which we refer to as Pumpco, for a purchase price of $44 million, paid in cash, plus the retirement and assumption of certain liabilities and earn-out payments payable over a five-year period based on Pumpco’s future performance. See Note 4 to our condensed unaudited consolidated financial statements in this Form 10-Q for additional information concerning the acquisition. The earn-out is payable in cash, MasTec common stock or a combination thereof. Pursuant to the terms of the Pumpco Purchase Agreement, MasTec may, at its option, issue up to 672,088 shares of its common stock, which we refer to as the Earn-Out Shares, to the Seller in connection with the earn-out. MasTec has offered to potentially issue the Earn-Out Shares to the Seller in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Purchase Agreement only allows MasTec to issue the Earn-Out Shares, if it has first registered for resale such Earn-Out Shares pursuant to an effective registration statement that has been filed with the SEC.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2008 Annual Meeting of Shareholders on May 29, 2008 at which time the holders of a majority of our issued and outstanding common stock (61,936,983 out of the total issued and outstanding of 67,177,056) were present and voted to approve the election of our Class I directors noted in the chart below. The following Class II and Class III directors’ terms of office continued after the meeting: Carlos M. de Cespedes, Austin Shanfelter, John Van Heuvelen, Robert Dwyer, Frank Jaumot and Jose Sorzano. As previously disclosed, in July 2008 Mr. de Cespedes resigned from our Board of Directors for personal reasons.
     Set forth below are the results of the election of directors:

Class I Directors (term to expire in 2011)	Votes for	Votes Against	Votes Withheld
Ernst Csiszar	61,335,165	—	601,820
Julia Johnson	61,568,117	—	368,868
Jorge Mas	61,429,500	—	507,485
Jose Mas	61,485,903	—	451,082
     In addition, the shareholders voted to re-approve the Section 162(m) of the Internal Revenue Code material terms of the 2003 Employee Stock Incentive Plan with 59,606,387 voting for this proposal, 2,052,367 voting against, and 278,229 withholding their vote.
ITEM 5. OTHER INFORMATION
     The Company entered into an amended and restated Senior Secured Credit Facility with Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent, effective July 29, 2008, which expires May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210.0 million, subject to certain restrictions. The maximum available borrowing may be increased to $260.0 million if certain conditions are met.
     As in the past, the amount the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. Interest under the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate plus a margin of between 0.5% and 1.00%, or at the LIBOR rate (as defined in the Credit Facility) plus a margin of between 1.50% and 2.50%, depending on certain financial thresholds. The current margin over LIBOR is 2.0%. The Credit Facility includes an unused facility fee ranging from 0.25% to 0.375% based on usage.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against Company assets, prepaying other indebtedness excluding our 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of equipment or an increase in lease expense related to real estate, could reduce availability under the Credit Facility.
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Fourth Amended and Restated Bylaws of MasTec, Inc, amended and restated as of May 29, 2008 filed as Exhibit 3.1 to our Form 8-K filed with the SEC on June 3, 2008 and incorporated by reference herein.

10.1	Amendment to Employment Agreement dated April 14, 2008, between MasTec, Inc. and Austin J. Shanfelter filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 18, 2008 and incorporated by reference herein.

10.2	MasTec Deferred Compensation Plan effective as of June 1, 2008 filed as Exhibit 99.1 to our Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.

10.3	Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.4	Form of Promissory Note for the Equipment Term Loan dated May 30, 2008 between Pumpco, Inc. and General Electric Capital Corporation filed as Exhibit 10.2 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.5	Master Security Agreement dated May 30, 2008 between Pumpco, Inc. and General Electric Capital Corporation filed as Exhibit 10.3 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.6	Corporate Guaranty dated May 30, 2008 from MasTec, Inc. to General Electric Capital Corporation filed as Exhibit 10.4 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.7	Second Amended and Restated Loan and Security Agreement dated July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.
Date: July 30, 2008

/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)