Form 10-Q
period 2008-09-30
MASTEC INC
filed 2008-11-05
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐     No ☒
     As of October 31, 2008, MasTec, Inc. had 67,933,759 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$397,754	$266,864	$964,780	$764,144
Costs of revenue, excluding depreciation	335,569	230,867	821,974	655,215
Depreciation and amortization	7,839	4,579	19,445	12,616
General and administrative expenses, including non-cash stock compensation expense of $798 and $2,746, respectively, in 2008 and $1,099 and $4,566, respectively, in 2007	26,376	55,569	65,587	94,876
Interest expense, net of interest income	3,963	2,220	10,115	7,136
Other (income) expense, net	(391)	(228)	(936)	(4,284)

Income (loss) from continuing operations before provision for income taxes and minority interest	24,398	(26,143)	48,595	(1,415)
Provision for income taxes	102	—	542	—
Minority interest	—	597	—	2,249

Income (loss) from continuing operations	24,296	(26,740)	48,053	(3,664)

Income (loss) from discontinued operations	(182)	(5,416)	(422)	(10,922)

Net income (loss)	$24,114	$(32,156)	$47,631	$(14,586)

Basic net income (loss) per share:
Continuing operations	$0.36	$(0.40)	$0.71	$(0.06)
Discontinued operations	—	(0.08)	—	(0.16)

Total basic net income (loss) per share	$0.36	$(0.48)	$0.71	$(0.22)

Basic weighted average common shares outstanding	67,578	66,408	67,324	65,892

Diluted net income (loss) per share:
Continuing operations	$0.36	$(0.40)	$0.71	$(0.06)
Discontinued operations	(0.01)	(0.08)	(0.01)	(0.16)

Total diluted net income (loss) per share	$0.35	$(0.48)	$0.70	$(0.22)

Diluted weighted average common shares outstanding	68,567	66,408	68,111	65,892

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 at September 30, 2008 and December 31, 2007	$45,123	$74,288
Securities available for sale	—	44,360
Accounts receivable, unbilled revenue and retainage, net	278,581	160,089
Inventories	29,574	32,402
Deferred tax asset	6,756	26,467
Prepaid expenses and other current assets	39,492	29,801

Total current assets	399,526	367,407

Property and equipment, net	123,175	81,939
Goodwill and other intangibles, net	245,031	202,829
Deferred taxes, net	46,677	30,386
Securities available for sale	25,352	—
Other assets	26,936	28,188

Total assets	$866,697	$710,749

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of debt	$12,139	$2,694
Accounts payable and accrued expenses	193,641	133,861
Accrued legal settlement charges	13,550	21,269
Accrued insurance	15,290	16,645
Other current liabilities	47,637	29,126

Total current liabilities	282,257	203,595

Other liabilities	27,461	32,310
Long-term debt	187,809	160,279

Total liabilities	497,527	396,184

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	—	—
Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 67,926,388 and 67,174,171 shares at September 30, 2008 and December 31, 2007, respectively	6,793	6,717
Capital surplus	562,920	552,491
Accumulated deficit	(191,945)	(239,576)
Accumulated other comprehensive loss	(8,598)	(5,067)

Total shareholders’ equity	369,170	314,565

Total liabilities and shareholders’ equity	$866,697	$710,749

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$47,631	$(14,586)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,445	12,713
Impairment of goodwill and assets	—	328
Non-cash stock and restricted stock compensation expense	2,746	4,566
Gain on sale of fixed assets	(640)	(3,696)
Provision for doubtful accounts	3,211	17,452
Minority interest and income from equity investment	—	2,130
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	(49,085)	(12,459)
Inventories	(14,918)	6,504
Other assets, current and non-current	(3,150)	6,084
Accounts payable and accrued expenses	38,510	4,055
Other liabilities, current and non-current	(1,082)	21,015

Net cash provided by operating activities	42,668	44,106

Cash flows (used in) investing activities:
Cash paid for acquisitions, net of cash acquired	(80,837)	(12,563)
Capital expenditures	(24,116)	(20,534)
Investments in unconsolidated companies	—	(1,025)
Investments in life insurance policies	(852)	(689)
Net proceeds from sale of assets	2,161	3,822
Purchases of securities available for sale	(16,438)	(469,481)
Proceeds from sales of securities available for sale	29,925	480,175

Net cash used in investing activities	(90,157)	(20,295)

Cash flows provided by financing activities:
Proceeds from issuance of senior notes	—	150,000
Proceeds from credit facility	68,994	—
Payments of credit facility	(61,578)	—
Proceeds from other borrowings	24,827	355
Payments of other borrowings	(17,851)	(1,846)
Payments of capital lease obligations	(1,857)	(1,442)
Payments of senior subordinated notes	—	(121,000)
Proceeds from issuance of common stock pursuant to stock option exercises	7,762	8,971
Payments of financing costs	(1,949)	(4,117)

Net cash provided by financing activities	18,348	30,921

Net (decrease) increase in cash and cash equivalents	(29,141)	54,732
Net effect of currency translation on cash	(24)	9
Cash and cash equivalents — beginning of period	74,288	35,282

Cash and cash equivalents — end of period	$45,123	90,023

Cash paid during the period for:
Interest	$13,197	$12,824
Income taxes	$598	$264

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$880	$5,895
Accruals for inventory at quarter-end.	$19,132	$13,981
The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements
Note 1 — Nature of the Business
     MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to, electrical utility transmission and distribution, wind farm, other renewable energy and natural gas infrastructure, wireless, wireline and satellite communications, and water and sewer systems. MasTec’s primary customers are in the following industries: utilities, communications (including satellite television and cable television), and government. The Company provides similar infrastructure services across the industries it serves. Customers rely on MasTec to build and maintain infrastructure and networks that are critical to their transport and delivery of electricity and other energy resources and voice, video and data communications.
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
Note 3 — Significant Accounting Policies
(a) Principles of Consolidation
     The accompanying financial statements include MasTec, Inc. and its subsidiaries. For the three and nine month periods ended September 30, 2007, GlobeTec Construction, LLC (“GlobeTec”) was consolidated as the Company had at least a 51% controlling interest in this entity. Other parties’ interest in GlobeTec was reported as minority interest in the condensed unaudited consolidated financial statements for such period. During 2007, the Company acquired an additional 45% ownership interest in GlobeTec, and during the first quarter of 2008, the remaining 4% interest in GlobeTec was acquired bringing MasTec’s ownership interest in this entity to 100%. All intercompany accounts and transactions have been eliminated in consolidation.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$24,114	$(32,156)	$47,631	$(14,586)
Foreign currency translation loss	(16)	(1)	(23)	(10)
Unrealized loss from securities available for sale	(1,536)	—	(3,508)	—

Comprehensive income (loss)	$22,562	$(32,157)	$44,100	$(14,596)

(c) Basic and Diluted Net Income Per Share
     The following table sets forth the computation of basic and diluted net income per share from continuing operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net income from continuing operations per share computation:
Net income (loss) from continuing operations	$24,296	$(26,740)	$48,053	$(3,664)

Weighted average common shares outstanding	67,578	66,408	67,324	65,892

Basic net income (loss) per share from continuing operations	$0.36	$(0.40)	$0.71	$(0.06)

Diluted net income from continuing operations per share computation:
Net income (loss) from continuing operations	$24,296	$(26,740)	$48,053	$(3,664)

Weighted average common shares outstanding	67,578	66,408	67,324	65,892
Incremental shares attributable to the assumed exercise of outstanding options and unvested restricted stock (common share equivalents)	989	—	787	—

Total diluted weighted average shares	68,567	66,408	68,111	65,892

Diluted net income (loss) per share from continuing operations	$0.36	$(0.40)	$0.71	$(0.06)

(d) Valuation of Goodwill and Intangible Assets
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company conducts, on at least an annual basis, a review of reporting entities to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flows methodology for each entity. Should this be the case, the value of its goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with provisions of SFAS 142. In addition, acquired intangible assets are recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.
     During the three and nine month periods ended September 30, 2008, the Company recorded approximately $15.6 million and $44.2 million, respectively, of goodwill and other intangible assets in connection with acquisitions made (see Note 4 — Acquisitions), of which $2.6 million and $8.4 million, respectively, was related to earn-out obligations.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     During the three and nine months ended September 30, 2007, the Company recorded $3.6 million and $33.2 million of goodwill and other intangible assets in connection with the acquisition of the remaining 51% interest in an equity method investment and of additional ownership interest in GlobeTec. Goodwill of $0.4 million was written off in connection with the decision to sell all of the Company’s Canadian net assets.
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
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of September 30, 2008 and December 31, 2007, such letters of credit amounted to $66.2 million and $64.8 million, respectively, and cash collateral posted amounted to $3.3 million as of the end of both periods, which is included in other assets.
(f) Stock Based Compensation
     The Company has granted to employees and others restricted stock and options to purchase common stock. The Black-Scholes valuation model is used to estimate the fair value of options to purchase our common stock, and MasTec uses the ratable method (an accelerated method of expense recognition under SFAS No. 123R, “Share-based Payment”) to amortize compensation expense over the vesting period of the option grant. Total non-cash stock compensation expense for grants of restricted stock and options for the three months ended September 30, 2008 and 2007 was $0.8 million and $1.1 million, respectively, and for the nine months ended September 30, 2008 and 2007 was $2.7 million and $4.6 million, respectively. Non-cash stock compensation expense is included in general and administrative expense in the condensed unaudited consolidated statements of operations. During the nine months ended September 30, 2008 and 2007, there were no stock options granted.
     The Company also grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method over the vesting period. Those issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through September 30, 2008, 881,923 shares of restricted stock have been issued valued at approximately $8.6 million which is being expensed over vesting periods ranging from one to five years. Total unearned compensation related to restricted stock grants as of September 30, 2008 is approximately $3.9 million. Restricted stock expense for the three and nine months ended September 30, 2008 was approximately $0.4 million and $1.2 million, respectively. Restricted stock expense for the three and nine months ended September 30, 2007 was approximately $0.3 million and $1.2 million, respectively. These costs are included in general and administrative expenses in the condensed unaudited consolidated statements of operations.
(g) Cash and cash equivalents
     All short-term investments with original maturities of three months or less are considered to be cash equivalents. Restricted cash related to collateral of letters of credit is also included in cash and cash equivalents.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
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
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in inactive markets and provides guidance for evaluating and using observable and unobservable inputs in these circumstances. FSP FAS 157-3 is effective immediately and has been adopted by the Company in the preparation of the condensed consolidated financial statements as of September 30, 2008.
     The fair market value of financial instruments is estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, for which the fair value, based on management’s estimates, equals their carrying values. At September 30, 2008 and December 31, 2007, the fair value of the Company’s outstanding senior notes was approximately $126 million and $142 million, respectively.
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
     The Company’s securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of floating rate international bank notes or credit card receivable notes rated AAA by one or more of the major credit rating agencies, and credit default swap agreements on corporate debt obligations. These auction-rate securities are accounted for as securities available for sale at fair value, and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company’s estimate of fair value is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. See Note 5 — Securities Available for Sale.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
(j) Income taxes
     As a result of the Company’s recent history of operating losses, valuation allowances aggregating $28.8 million and $47.9 million have been recorded as of September 30, 2008 and December 31, 2007, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value. Management anticipates that the Company will generate sufficient pretax income in the future to realize the deferred tax assets based on continuing operations and feasible tax planning strategies available. On January 1, 2007, MasTec adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) and recorded the cumulative effect of applying FIN 48 of $1.9 million as an adjustment to the balance of deferred tax assets, and an offset to the valuation allowance on that deferred tax asset. There are no open Federal tax years under audit except for Pumpco, acquired on May 1, 2008, for tax years preceding the acquisition and for which we are entitled to indemnification.
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
Note 4 — Acquisitions
Nsoro, LLC
     On July 31, 2008, MasTec purchased certain assets of NSORO LLC, (“Nsoro”) for a purchase price of $17.5 million, paid in cash at closing, plus the assumption of approximately $12 million in indebtedness and earn-out payments payable over an eight-year period equal to 50% of Nsoro’s earnings before taxes above certain minimum thresholds. Nsoro is a private project management firm headquartered in Atlanta, Georgia, specializing in wireless infrastructure management and construction. The ultimate purchase price is subject to adjustment based on minimum and maximum tangible net worth, total assets and net working capital thresholds to be determined within 180 days of closing.
     As part of this strategic acquisition, MasTec has acquired Nsoro’s project management services for wireless network operators in the United States to support the build-out and expansion of their wireless network infrastructure which is comprised of cell sites and central office switching facilities. At the time of the acquisition, substantially all of Nsoro’s revenue came from AT&T. However, growth in wireless voice, video and data traffic has driven demand for expanded bandwidth as consumers push for more integration of content into their wireless devices. As a result, we believe this acquisition will allow MasTec to take advantage of the major wireless spending plans announced by its large communications customers to leverage this growing market opportunity.
     The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remain preliminary as management continues to assess the valuation of the acquired assets and liabilities, and the ultimate purchase price remains subject to adjustment. The purchase price to acquire Nsoro including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued

Current assets	$68,468
Property and equipment	780
Customer relationships	11,900
Trade name	990
Goodwill	69
Other long-term assets	94

Total assets acquired	82,301

Current liabilities	(52,141)
Debt	(12,164)

Total liabilities assumed	(64,305)

Net assets	$17,996

     The customer relationship intangible asset is amortized on a straight-line basis, consistent with the benefits expected to be received over its twenty-year useful life. Intangible assets related to the Nsoro trade name have a useful life of five years.
     In connection with the acquisition of Nsoro, management has approved a plan to exit the activities of four Nsoro locations including the termination and/or relocation of the employees at these locations. These exit activities resulted in liabilities assumed of approximately $0.3 million included in the allocation of purchase price above. It is estimated that these locations will be fully closed by the end of 2008.
     Inclusion of proforma results of operations as if the acquisition had been completed at the beginning of the current period would not have a material impact on the results of operations as presented.
Pumpco, Inc.
     In May 2008, MasTec acquired all of the issued and outstanding capital stock of Pumpco, Inc. (“Pumpco”) for a purchase price of $44 million, paid in cash, plus the retirement and assumption of certain indebtedness and earn-out payments payable over a five-year period equal to 50% of Pumpco’s earnings before taxes above significant specified thresholds. The earn-out is payable in cash and, in certain circumstances, MasTec common stock or a combination thereof. In connection with the acquisition, the Company entered into a $22.5 million equipment term loan and used the proceeds to pay off $8.7 million of Pumpco indebtedness with the balance used to pay a portion of the acquisition purchase price. The equipment term loan is secured by most of Pumpco’s existing equipment. The acquisition is effective as of May 1, 2008, and, accordingly, Pumpco’s earnings have been consolidated as of that date.
     Pumpco, headquartered in Giddings, Texas, has been in business for over 25 years and specializes in midstream natural gas pipeline construction. The acquisition of Pumpco continues MasTec’s diversification and growth strategy and expands its presence and capabilities in servicing gas pipeline customers.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued

Current Assets	$11,349
Property and equipment	34,655
Customer contracts and relationships	5,200
Non-compete agreement	1,740
Trade name	2,400
Goodwill	12,943

Total assets acquired	68,287

Current liabilities	(3,655)
Other liabilities	(3,464)
Debt	(9,539)

Total liabilities assumed	(16,658)

Net assets	$51,629

     The portion of intangible assets related to existing customer contracts is amortized over the remaining term of these contracts. The remaining portion of the intangible assets related to customer relationships is amortized on an accelerated basis in relation to the benefits received over its ten-year useful life. Intangible assets related to customer contracts and relationships, the non-compete agreement with the seller, and the Pumpco trade name has a weighted average useful life of 13 years.
     Inclusion of proforma results of operations as if the acquisition had been completed at the beginning of the current period would not have a material impact on the results of operations as presented.
Note 5 — Securities Available For Sale
     The Company’s securities available for sale consist of highly rated auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by AAA-rated credit-linked notes made up of floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 11%. All of these auction rate securities carry AAA ratings from one or more of the major credit rating agencies, and the Company continues to earn and collect interest on these securities.
     Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. In the current period, due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Management has the intent and believes the Company has the ability to hold these securities until they can be sold at par value. Management is uncertain at this time as to when the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified the book value of these securities as long-term assets since June 30, 2008. Management is uncertain at this time as to when the Company will be able to exit these investments at their par value or whether additional temporary or other than temporary impairment related to these investments will be incurred in the future. Management continues to monitor market conditions, and any future failed auctions will be evaluated based on the most relevant and timely information available to us.
     At September 30, 2008, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under SFAS 157). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting the securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     As of September 30, 2008, the fair value of the securities available for sale totaled $25.4 million. During the three and nine months ended September 30, 2008, the Company recorded unrealized losses of $1.5 million and $3.5 million, respectively, in Other Comprehensive Income in addition to the $4.8 million in unrealized losses recorded for these securities during the year ended December 31, 2007. Management believes this temporary impairment is primarily attributable to the limited liquidity of these investments.
     The cost basis, gross unrealized losses and fair value, determined using level 3 inputs, for these securities are as follows:

	September 30, 2008			December 31, 2007
		Gross			Gross
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Losses	Value	Basis	Losses	Value
Auction rate securities — student loans	$17,450	$(635)	$16,815	$32,950	$—	$32,950
Auction rate securities — structured finance securities (a)	16,200	(7,663)	8,537	16,200	(4,790)	11,410

Total auction rate securities	$33,650	$(8,298)	$25,352	$49,150	$(4,790)	$44,360

(a)	The fair value of the auction rate securities related to structured finance securities had been determined using level 2 inputs for periods prior to the third quarter of 2008.
     The contractual maturity of the auction rate securities available for sale at September 30, 2008 ranges from 8 to 39 years.
Note 6 — Accounts Receivable
     Accounts receivable, classified as current, consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Contract billings	$186,081	$130,158
Retainage	15,991	8,865
Unbilled revenue	96,442	36,342

	298,514	175,365
Less allowance for doubtful accounts	19,933	15,276

Accounts receivable, net	$278,581	$160,089

     Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage expected to be collected beyond a year is recorded in long-term other assets.
Note 7 — Other Assets and Liabilities
     Prepaid expenses and other current assets as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Non-trade receivables	$10,060	$17,081
Other receivables	4,755	4,346
Prepaid expenses and deposits	14,611	5,708
Deferred project costs	8,641	907
Other	1,425	1,759

Total prepaid expenses and other current assets	$39,492	$29,801

     Other current liabilities consist of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Current liabilities:
Billings in excess of costs	$24,142	$6,142
Accrued amounts related to discontinued operations	1,895	9,882
Obligations related to acquisitions	2,910	5,919
Accrued losses on contracts	864	195
Other	17,826	6,988

Total other current liabilities	$47,637	$29,126

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
Note 8 — Debt
     Debt is comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Revolving credit facility	$7,416	$—
7.625% senior notes due February 2017.	150,000	150,000
Equipment term loan	22,165	—
Capital lease obligations	11,312	12,289
Notes payable for equipment, at interest rates up to 8.0% due in installments through the year 2011	9,055	684

Total debt	199,948	162,973
Less current maturities	(12,139)	(2,694)

Long-term debt	$187,809	$160,279

     In connection with the acquisition of Pumpco (see Note 4), the Company entered into an equipment term loan in the aggregate principal amount of $22.5 million with an interest rate of 7.05%, payable in ninety monthly installments, and maturing in 2013. This loan is secured by most of Pumpco’s existing equipment. Proceeds from this loan were used to pay off $8.7 million of Pumpco’s indebtedness with the remaining balance used to pay a portion of the acquisition purchase price.
     In connection with the acquisition of Nsoro (see Note 4), the Company assumed approximately $12 million in indebtedness which was subsequently paid off during the third quarter.
     The Company entered into an amended and restated Senior Secured Credit Facility effective July 29, 2008, which expires May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210.0 million, subject to certain restrictions. The maximum available borrowing may be increased to $260.0 million if certain conditions are met.
     As in the past, the amount the Company can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. The Company had $80.6 million of availability under the Credit Facility at September 30, 2008 net of outstanding letters of credit on that date of $84.4 million. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. Interest under the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 0.5% and 1.00%, or at the LIBOR rate plus a margin of between 1.50% and 2.50%, depending on certain financial thresholds. At September 30, 2008, the margin over LIBOR was 2.0% and the margin over the base rate was 0.50%. The Credit Facility includes an unused facility fee ranging from 0.25% to 0.375% based on usage.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against Company assets, prepaying other indebtedness excluding our 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of equipment or an increase in lease expense related to real estate, could reduce availability under the Credit Facility. The Company is in compliance with all provisions and covenants of the Credit Facility.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
Note 9 — Discontinued Operations
     On April 10, 2007, substantially all of the net assets of the Company’s Canadian operations were sold. Accordingly, the operations in Canada have been accounted for as discontinued operations for all periods presented.
     The following table summarizes the results of the discontinued Canadian operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$675
Cost of revenue	—	—	—	(823)
Operating and other expenses	(182)	(52)	(422)	(990)

Loss from operations before benefit for income taxes	(182)	(52)	(422)	(1,138)
Benefit for income taxes	—	—	—	—

Net loss	$(182)	$(52)	$(422)	$(1,138)

     On February 14, 2007, the state Department of Transportation related projects and net assets were sold.
     The following table summarizes the results of operations for the nine months ended September 30, 2007 for the state Department of Transportation related projects and assets that are discontinued (in thousands). There were no material results for this discontinued operation for any period in 2008.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 30, 2007
Revenue	$—	$5,663
Cost of revenue	(581)	(6,892)
Operating and other expenses.	(4,733)	(8,513)

Net loss	$(5,314)	$(9,742)

Note 10 — Commitments and Contingencies
     In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against us in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While we denied the allegations underlying the lawsuit, in October 2007 we agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers our current and former install-to-the home employees who were employed by us from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas and Virginia. Based on the members of the purported class that have opted in, the maximum amount to be paid in connection with this settlement is approximately $8.4 million. In April 2008, the settlement was approved by the court, and we paid $8.0 million in connection with this settlement in July 2008.
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

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     In April 2008, we entered into a definitive settlement agreement to settle our dispute with Coos County, which provides for a $4.35 million payment to Coos County on the later of June 1, 2008 or ten days after the entry of a judgment in the Corps of Engineers matter described below, which accrual is included in Other current liabilities, and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008, which accrual is included in Other liabilities, at September 30, 2008 and December 31, 2007. The settlement agreement is subject to MasTec not being penalized greater than $1.5 million in the Corps of Engineers case. No assurances can be given that this condition will be met.
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
     In April 2006, we settled, without payment to the plaintiffs by us, several complaints for purported securities class actions that were filed against us and certain officers in the second quarter of 2004. As part of the settlement, our excess insurance carrier retained the rights to seek reimbursement of up to $2.0 million from us based on its claim that notice was not properly given under the policy. We were also seeking reimbursement of expenses incurred by us which we believed were reimbursable by our excess insurance carrier. An appellate court affirmed a district court’s ruling that there was no coverage provided under the excess policy and we paid $2.0 million to the insurance carrier to resolve such dispute. We are now vigorously pursuing claims against the insurance broker for the losses arising from a lack of insurance coverage.
     In June 2005, we posted a $2.3 million bond in order to pursue the appeal of a $2.0 million final judgment entered against us for damages plus attorney’s fees and interest resulting from a break in a Citgo pipeline that occurred in 1999. In October 2008, the appellate court reduced the total award to $1.9 million and we are requesting a rehearing of such ruling. A portion of the total award will be reimbursed by insurance.
     During 2003 and 2004, we provided services to MSE Power Systems on two separate projects in Pennsylvania, New York and Georgia. In 2004, we filed suit against MSE seeking payment and an arbitration was held in August 2007. In January 2008, we were awarded a $2.7 million judgment in connection therewith and collected approximately $2.7 million in September 2008.
     Hugh O’Kane Electric filed a claim against us for subcontract work done in 2001 on a telecommunication project for Telergy in New York. Telergy is in bankruptcy and did not pay MasTec for this work. The trial court ruled in favor of Hugh O’Kane and we filed an appeal seeking to enforce contractual terms which relieved us of our obligation to pay Hugh O’Kane when we were not paid by Telergy. New York’s appellate level court upheld the enforceability of the terms of our contract, but remanded the case to the trial court to determine whether there were factual issues that prevented us from using the contractual provision as a defense. The trial court found that factual issues prevented us from using the contractual provision as a defense and we appealed. The appellate court upheld the trial courts ruling and we paid approximately $3.4 million to Hugh O’Kane in June 2008 to resolve the dispute.
     MasTec filed suit against Con Edison in May 2002, alleging that Con Edison directly interfered with MasTec’s work for Telergy, and that this interference resulted in the bankruptcy of Telergy and resulted in Con Edison obtaining MasTec’s work on the Telergy project without paying for it. MasTec seeks in excess of $40 million from Con Edison.
     We provided telecommunication infrastructure services to Adesta Communications, Inc. in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust and we are waiting for a distribution from that trustee. Based on our current understanding of the expected distribution, we have reflected $1.3 million in other current assets on our condensed unaudited consolidated balance sheet at September 30, 2008 related to Adesta.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     In July 2008, we filed a claim in arbitration against Credit Suisse Securities (USA) LLC (“Credit Suisse”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by Credit Suisse to us of certain “auction rate securities” in the aggregate principal amount of $33.6 million. We are seeking, among other relief, rescission of the purchase of the auction rate securities. Credit Suisse responded denying our claims. The matter is in its preliminary stages.
     On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement between the parties effective as of January 24, 2008, which we refer to as the revised sale agreement.
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
     In addition to the matters discussed above, we are also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of business. We cannot provide assurance that we will be successful in recovering all or any of the potential damages we have claimed or in defending claims against us.
     Accrued aggregate liabilities related to the matters discussed above and other litigation matters amounted to $13.6 million at September 30, 2008 and $25.6 million at December 31, 2007. A charge of $3.2 million was recorded during the nine months ended September 30, 2008, related to these matters. No charge was recorded in the quarter ended September 30, 2008.
Note 11 — Concentrations of Risk
     MasTec provides services to its customers in the following industries: communications, utilities and government.
     Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Communications	$253,074	$200,070	$617,822	$567,770
Utilities	128,239	53,361	300,291	156,414
Government	16,441	13,433	46,667	39,960

	$397,754	$266,864	$964,780	$764,144

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     The Company grants credit, generally without collateral, to its customers. Consequently, it is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain lien rights with respect to these services rendered, and concentrations of credit risk are limited due to the diversity of the customer base. Management believes the Company’s billing and collection policies are adequate to minimize potential credit risk. During the three months ended September 30, 2008, 45% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 30% and 15%, respectively, of the total revenue for the three months ended September 30, 2008. During the three months ended September 30, 2007, two customers accounted for 52% of our total revenue. Revenue from these two customers accounted for 44% and 8%, respectively, of the total revenue for the three months ended September 30, 2007. During the nine months ended September 30, 2008, 46% of our total revenue was attributed to two customers. Revenue from these two customers accounted for 36% and 10%, respectively, of the total revenue for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, two customers accounted for 54% of our total revenue. Revenue from these two customers accounted for 44% and 10%, respectively, of the total revenue for the nine months ended September 30, 2007.
     The Company maintains an allowance for doubtful accounts of $19.9 million and $15.3 million as of September 30, 2008 and December 31, 2007, respectively, for both specific customers and as a reserve against other uncollectible accounts receivable. As of September 30, 2008, remaining receivables from customers undergoing bankruptcy reorganization totaled $1.5 million, of which $0.3 million is specifically reserved. Should additional customers file for bankruptcy or experience financial difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, the Company could experience reduced cash flows and losses in excess of the current allowance.
Note 12 — Related Party Transactions
     Management believes amounts paid in related party transactions are equivalent to the payments that would have been made between unrelated parties for similar transactions acting on an arms-length basis, as described below.
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of the Board of Directors, and Jose Mas, the Company’s President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2005. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold a portion of his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff board of directors. During the three months ended September 30, 2008 and 2007, the Company paid Neff approximately $0.2 million and $1.0 million, respectively and paid $0.5 million and $1.9 million, during the nine months ended September 30, 2008 and 2007, respectively.
     The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, the Company’s President and Chief Executive Officer, have an ownership interest. MasTec paid this unrelated chartering company approximately $162,000 and $228,000 during the three and nine month periods ended September 30, 2008, respectively, and $0.1 million and $0.7 million during the three and nine month periods ended September 30, 2007, respectively.
     During the three months ended September 30, 2008 and 2007, the Company had an arrangement with a customer whereby it leased employees to that customer and charged approximately $0.1 million each quarter to the customer. Charges to this customer totaled $0.3 million during the nine month periods ended September 30, 2008 and 2007. Jorge Mas, Chairman of the Board of Directors, and Jose Mas, the Company’s President and Chief Executive Officer, are minority owners of this customer.
     MasTec has entered into split dollar life insurance agreements with key executives and former executives, and with the Chairman of the Board of Directors. During the three months ended September 30, 2008 and 2007, the Company paid approximately $0.3 million in each quarter in premiums in connection with these split dollar agreements. During the nine months ended September 30, 2008 and 2007, the Company paid $0.9 million and $0.7 million, respectively, in premiums in connection with these split dollar agreements.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     The Company paid Irma Mas, the mother of Jorge Mas, the Chairman and Jose Mas, the Company’s President and Chief Executive Officer, $12,000 in each of the quarters ended September 30, 2008 and 2007, for the lease of certain property located in Florida and paid $36,000 in each of the nine month periods ended September 30, 2008 and 2007, respectively.
Note 13 — Recent Accounting Pronouncements
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
     In December 2007, the FASB issued No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141(R) prospectively to business combinations with an acquisition date on or after January 1, 2009. The Company is currently evaluating SFAS 160 and does not expect it will have material impact on its consolidated financial statements, as the Company currently does not have any noncontrolling interests.
     On January 1, 2008, MasTec adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” (EITF 06-11). EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares, restricted share units and stock options be reflected as an increase in capital surplus and reflected as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because MasTec did not declare any dividends during the first nine months of 2008 and does not currently anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during the first nine months of 2008, and is not expected to have a material impact in the near term, on MasTec’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial statements and will adopt FSP 142-3 effective January 1, 2009.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not believe the adoption of SFAS 162 will have a material impact on the consolidated financial statements.
     In September 2008, the FASB issued FASB Staff Position FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, and also requires additional disclosure regarding the current status of the payment or performance risk of guarantees. These provisions are effective for any annual or quarterly reporting period beginning after November 15, 2008. Lastly, the FSP clarifies that the disclosures required by FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” should be provided for any annual or quarterly reporting period beginning after November 15, 2008. The Company does not believe the adoption of FSP FAS 133-1 and FIN 45-4 will have a material impact on the consolidated financial statements.
Note 14 — Subsequent Events
Acquisition of Funraisers
     On October 1, 2008, MasTec acquired from Red Ventures LLC, (the “Seller”), the same seller that sold DirectStar to MasTec, the membership interests of Funraisers PR, LLC (“Funraisers”), a company engaged in a start-up business that provides marketing, advertising, promotion, sales and activities for internet data delivery by satellite and certain other broadband businesses. We refer to DirectStar, together with it subsidiaries, including Funraisers, as the “DirectStar Business.”
     Although MasTec did not pay any upfront consideration for Funraisers at the closing, in connection with the transaction, MasTec has agreed to increase the earnout payable with respect to the DirectStar Business until December 31, 2018.
     Under certain circumstances, MasTec is required to invest up to $3 million in the DirectStar Business. In connection with the transaction, MasTec amended the previous purchase agreement to eliminate certain provisions which would have allowed the Seller to accelerate the earn-out payments in the event of a change control of MasTec or DirectStar. MasTec is, however, prohibited from taking certain actions or making any major decisions pertaining to the DirectStar Business without the Seller’s consent. The Seller has an option to purchase the DirectStar Business back from MasTec which is exercisable from January 1, 2011 to December 31, 2013 for an amount determined, in part, on the earnings of the DirectStar Business for the trailing twelve months preceding the exercise date.
Acquisition of Wanzek
     On October 4, 2008, MasTec entered into a stock purchase agreement to acquire all of the issued and outstanding shares of Wanzek Construction, Inc. (“Wanzek”) for $200 million in cash and the assumption of approximately $15 million in indebtedness. Wanzek is a diversified provider of relationship-based, self-perform construction services with a targeted focus on the energy industry, including the wind power generation industry. The acquisition is expected to close in the fourth quarter of 2008. In the event the acquisition does not close, MasTec would be required to pay the owners of Wanzek a break-up fee of approximately $15 million.

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
Overview
     We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to, electrical utility transmission and distribution, wind farm, other renewable energy and natural gas infrastructure, wireless, wireline and satellite communications and water and sewer systems. Our primary customers are in the following industries: utilities (including wind farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including telephony, satellite television and cable television) and government (water and sewer, utilities and communications work on military bases).
     We, or our predecessor companies, have been in business for over 70 years. We offer our services under the MasTec service mark and operate through a network of approximately 200 locations and approximately 7,800 employees as of September 30, 2008. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.
     We serve a diversified domestic customer base including DIRECTV®, Verizon, AT&T, Energy Transfer Company, Tetra-Tech, M.A. Mortenson Company, EMBARQ, Qwest, Pecan Pipeline, XTO Energy and Progress Energy. For the three and nine month periods ended September 30, 2008, approximately 74% and 73%, respectively, of our revenues were from our ten largest customers. For the three and nine month periods ended September 30, 2007, approximately 75% and 78%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.
     We have continued our diversification and expansion strategy through several recent acquisitions which have expanded our service offerings to customers. During 2007 and 2008, we acquired the remaining ownership interest in GlobeTec Construction, LLC we did not previously own. GlobeTec is involved in the construction and maintenance of water and sewer pipelines and projects. In October 2007, we acquired Three Phase Line Construction, Inc., which is involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states and has a largely unionized workforce which is required for some projects. In December 2007, we acquired certain assets of Power Partners, LLC, which is an electrical utility contractor specializing in wind farm electrical system design and construction. In May 2008, we acquired Pumpco, Inc. which is a mid-stream natural gas pipeline construction company. In August of 2008, we acquired certain assets of Nsoro, a project management firm, specializing in wireless network design, construction, upgrade and maintenance. Finally, on October 4, 2008, we agreed to acquire all of the outstanding shares of Wanzek Construction, Inc., a construction company focusing on wind farm construction, for $200 million in cash and the assumption of approximately $15 million of debt. Subject to our obtaining financing, we expect the Wanzek acquisition to close in the fourth quarter of 2008.

Revenue
     We provide services to our customers, which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries (in thousands) and the percent of our total revenue earned from such customers is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Communications	$253,074	64%	$200,070	75%	$617,822	64%	$567,770	74%
Utilities	128,239	32%	53,361	20%	300,291	31%	156,414	21%
Government	16,441	4%	13,433	5%	46,667	5%	39,960	5%

	$397,754	100%	$266,864	100%	$964,780	100%	$764,144	100%

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
     Revenue by type of contract (in thousands) and the percent of our total revenue from such contracts is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Master service and other service agreements	$235,523	59%	$198,798	75%	$613,769	64%	$576,555	75%
Installation/construction projects agreements	162,231	41%	68,066	25%	351,011	36%	187,589	25%

	$397,754	100%	$266,864	100%	$964,780	100%	$764,144	100%

Litigation and Contingencies
     Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments of the expected outcome. If the final outcome of any litigation or contingency differs significantly from our current expectations, a charge to earnings could result. See Note 10 to our condensed unaudited consolidated financial statements in this Form 10-Q for updates to our description of legal proceedings and commitments and contingencies.

Results of Operations
Comparison of Quarterly Results
     The following table reflects our consolidated results of operations in dollars (in thousands) and percentage of revenue terms for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. All periods presented reflect our Canadian and state Department of Transportation operations as discontinued operations;

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Revenue	$397,754	100.0%	$266,864	100.0%	$964,780	100.0%	$764,144	100.0%
Costs of revenue, excluding depreciation	335,569	84.4%	230,867	86.5%	821,974	85.2%	655,215	85.7%
Depreciation and amortization	7,839	2.0%	4,579	1.7%	19,445	2.0%	12,616	1.6%
General and administrative expenses	26,376	6.6%	55,569	20.8%	65,587	6.8%	94,876	12.4%
Interest expense, net of interest income	3,963	1.0%	2,220	0.8%	10,115	1.0%	7,136	0.9%
Other (income) expense, net	(391)	(0.1)%	(228)	(0.1)%	(936)	(0.1)%	(4,284)	(0.6)%

Income (loss) from continuing operations before provision for income taxes and minority interest	24,398	6.1%	(26,143)	(9.8)%	48,595	5.1%	(1,415)	(0.2)%
Provision of income taxes	(102)	—	—	—	(542)	(0.1)%	—	—
Minority interest	—	—	(597)	(0.2)%	—	—	(2,249)	(0.3)%

Income (loss) from continuing operations	24,296	6.1%	(26,740)	(10.0)%	48,053	5.0%	(3,664)	(0.5)%
Loss from discontinued operations	(182)	—	(5,416)	(2.0)%	(422)	—	(10,922)	(1.4)%

Net income (loss)	$24,114	6.1%	$(32,156)	(12.0)%	$47,631	5.0%	$(14,586)	(1.9)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenue. Revenue was $397.8 million for the three months ended September 30, 2008, compared to $266.9 million for the same period in 2007, representing an increase of $130.9 million or 49%. This increase was driven primarily by wireless, gas pipeline, wind farm and other energy projects with the recent acquisitions of Nsoro, Pumpco, Power Partners and Three Phase Line Construction. Additionally, growth in the organic business was driven by increased revenues from Verizon, AT&T and core utilities customers.
     Costs of Revenue. Costs of revenue were $335.6 million or 84.5% of revenue for the three months ended September 30, 2008, compared to $230.9 million or 86.5% of revenue for the corresponding period in 2007. The $104.7 million increase is driven largely by recent acquisitions. As a percentage of revenue, cost of revenue decreased 220 basis points on productivity gains, savings in labor driven primarily by headcount reductions in the install-to the-home business, and lower equipment lease and insurance costs, partially offset by rising fuel costs and charge-backs on the install-to-the-home business due to changes in the rate structure. Fuel costs increased 57% in the third quarter of 2008 compared to 2007 as higher fuel rates more than offset decreased usage.
     Depreciation & Amortization. Depreciation was $6.6 million for the three months ended September 30, 2008, compared to $4.3 million for the same period in 2007, representing an increase of $2.3 million or 54%. The increase was due primarily to depreciation associated with Pumpco and Three Phase Line Construction with the balance resulting from capital expenditures and capital lease agreements executed during 2007 and 2008 to finance machinery and equipment to support our growth. Amortization expense was $1.2 million for the three months ended September 30, 2008, compared to $0.3 million for the same period in 2007, representing an increase of $0.9 million due to amortization of intangibles related to the acquisitions of Three Phase Line Construction, Power Partners, Pumpco and Nsoro.

     General and administrative expenses. General and administrative expenses were $26.4 million or 6.6% of revenue for the three months ended September 30, 2008, compared to $55.6 million or 20.8% of revenue for the same period in 2007, representing a decrease of $29.2 million. General and administrative expenses in the third quarter of 2007 included a charge of $38.4 related to legacy legal cases, disputes and other contingencies, including litigation and other disputes involving accounts receivable. Excluding this charge, general and administrative expenses would have been $17.2 million or 6.4% of revenue for the three months ended September 30, 2007. The increase in general and administrative expenses excluding the impact of this charge is due to the costs of operating recently acquired businesses.
     Interest expense, net. Interest expense, net of interest income was $4.0 million for the three months ended September 30, 2008, compared to $2.2 million for the same period in 2007, representing an increase of $1.8 million or 78%. This increase was the result of a decline in interest income due to reduced interest rates and lower cash balances as well as higher interest expense on higher debt balances, driven by amounts paid in connection with recent acquisitions.
     Other income, net. Other income, net was $0.4 million for the three months ended September 30, 2008, compared to $0.2 million for the three months ended September 30, 2007, representing a decrease of $0.2 resulting from lower gains on sale of property and equipment.
     Provision for income taxes. The provision for income taxes in 2008 primarily represents state and local taxes for recently acquired companies in jurisdictions in which MasTec does not have an offsetting net operating loss position.
     Minority interest. For the three months ended September 30, 2007, the minority interest expense for GlobeTec was $0.6 million as we owned 51% of this entity. During the three months ended September 30, 2008, we owned 100% of this entity. As such, there was no minority interest charge during this period.
     Discontinued operations. The loss on discontinued operations for the three months ended September 30, 2008 was $0.2 million related to our disposed Canadian operations compared to a loss of $5.4 million for the same period in 2007 primarily related to the discontinued state Department of Transportation projects and assets.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenue. Revenue was $964.8 million for the nine months ended September 30, 2008, compared to $764.1 million for the same period in 2007, representing an increase of $200.7 million or 26%. This increase was primarily related to wireless, gas pipeline, wind farm and other energy projects with the recent acquisitions of Nsoro, Pumpco, Power Partners and Three Phase Line Construction.
     Costs of Revenue. Costs of revenue were $822.0 million or 85.2% of revenue for the nine months ended September 30, 2008, compared to $655.2 million or 87.0% of revenue for the corresponding period in 2007. As a percentage of revenue, cost of revenue decreased 180 basis points driven by productivity gains, savings in labor and equipment lease costs, partially offset by higher materials and fuel costs. Increases in materials costs are largely due to the rise in overall material costs on the Company’s projects, particularly, wind farm projects. Fuel costs as a percent of revenue increased 60 basis points in the first nine months of 2008 compared to 2007 as higher fuel rates more than offset decreased usage.
     Depreciation & Amortization. Depreciation was $17.4 million for the nine months ended September 30, 2008, compared to $12.1 million for the same period in 2007, representing an increase of $5.3 million or 43%. The increase was due primarily to depreciation associated with Pumpco and Three Phase Line Construction with the balance resulting from capital expenditures and capital lease agreements executed during 2007 and 2008 to finance machinery and equipment to support our growth. Amortization expense was $2.0 million for the nine months ended September 30, 2008, compared to $0.5 million for the same period in 2007, representing an increase of $1.5 million due to amortization of intangibles related to the acquisitions of Three Phase Line Construction, Power Partners, Pumpco and Nsoro.

     General and administrative expenses. General and administrative expenses were $65.6 million or 6.8% of revenue for the nine months ended September 30, 2008, compared to $94.9 million or 12.4% of revenue for the same period in 2007. General and administrative expenses for the first nine months of 2007 included a charge of $38.4 related to legacy legal cases, disputes and other contingencies, including litigation and other disputes involving accounts receivable. Excluding this charge, general and administrative expenses would have been $56.5 million or 7.4% of revenue for the first nine months of 2007. The 70 basis point decrease in general and administrative expenses (excluding the 2007 legacy legal charge) was primarily due to lower stock-based compensation expense and outside legal fees partially offset by charges totaling $3.2 million related to legal settlements.
     Interest expense, net. Interest expense, net of interest income was $10.1 million for the nine months ended September 30, 2008, compared to $7.1 million for the same period in 2007, representing an increase of $3.0 million. This increase was the result of a decline in interest income due to reduced interest rates and lower cash balances as well as higher interest expense on higher debt balances, driven by cash paid in connection with recent acquisitions.
     Other income, net. Other income, net was $0.9 million for the nine months ended September 30, 2008, compared to $4.3 million for the nine months ended September 30, 2007, representing a decrease of $3.4 million primarily due to lower gains on sale of property and equipment. We recognized gains on asset sales of approximately $0.7 million during the nine months ended September 30, 2008, compared to $3.9 million for the nine months ended September 30, 2007, including a $2.5 million gain on the sale of property.
     Provision for income taxes. The provision for income taxes in 2008 of $0.5 million represents state and local taxes for recently acquired companies in jurisdictions in which MasTec does not have an offsetting net operating loss position.
     Minority interest. For the nine months ended September 30, 2007, the minority interest expense for GlobeTec was $2.2 million as we owned 51% of this entity. During the nine months ended September 30, 2008, we owned 100% of this entity. As such, there was no minority interest charge during this period.
     Discontinued operations. The loss on discontinued operations for the nine months ended September 30, 2008 was $0.4 million compared to $10.9 million for the same period in 2007. The nine months of 2007 included $9.7 million in losses related to our state Department of Transportation projects and assets and $1.1 million in losses related to our Canadian operations, both of which were disposed of during 2007.
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
     As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At September 30, 2008 and December 31, 2007, net availability under the Credit Facility totaled $80.6 million and $44.0 million, respectively, which includes outstanding standby letters of credit aggregating $84.4 million and $86.4 million in each period, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At September 30, 2008 and December 31, 2007, we had outstanding cash draws of $7.4 million and $0 under the Credit

Facility, respectively. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 0.5% and 1.00%, or at the LIBOR rate plus a margin of between 1.50% and 2.50%, depending on certain financial thresholds. At September 30, 2008, the margin over LIBOR is 2.0% and the margin over the base rate was 0.5%. The Credit Facility includes an unused facility fee ranging from 0.25% to 0.375% based on usage.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility. At September 30, 2008, the Company is in compliance with all provisions and covenants of the Credit Facility.
     Based upon the current availability under our Credit Facility, liquidity and projections for 2008 and 2009, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the remainder of 2008. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our 2008 projections and this may adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge ratio in the future.
     On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017 with semi-annual interest payments of approximately $5.7 million. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if our fixed charge coverage ratio, as defined, is at least 2:1. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets at any time the senior notes remain outstanding.
     In connection with the acquisition of Pumpco (see Notes 4 and 8 in the Notes to the Condensed Unaudited Consolidated Financial Statements), we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in ninety monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations. In connection with the acquisition of Nsoro (see Note 4 in the Notes to the Condensed Unaudited Consolidated Financial Statements), the Company assumed approximately $12 million in indebtedness which was subsequently repaid during the third quarter.
     Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. We estimate we will spend between $30 million and $45 million per year on capital expenditures. In addition to ordinary course working capital requirements, we need additional liquidity in order to complete the acquisitions of Wanzek. This increase is due, in part, to the equipment intensive nature and recent growth of Wanzek’s and Pumpco’s business. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment, and we expect to generate proceeds from these sales. Additionally, the Company has made certain acquisitions and has agreed to pay certain of the sellers earn-out payments generally based on the future performance of the investment or acquired business. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the nine months ended September 30, 2008 and 2007, we made cash payments of $11.4 million and $3.0 million, respectively, related to such earn-out obligations.

     On October 4, 2008, MasTec entered into a stock purchase agreement to acquire all of the issued and outstanding shares of Wanzek Construction, Inc. (“Wanzek”) for $200 million in cash and the assumption of approximately $15 million in indebtedness. The acquisition is expected to close in the fourth quarter of 2008. In the event the acquisition does not close, MasTec would be required to pay the owners of Wanzek a break-up fee of approximately $15 million. The Company is currently reviewing various financing options including equity and equity-linked alternatives. See Item 1A. Risk Factors.
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
     We anticipate that funds generated from continuing operations, borrowings under our Credit Facility, proceeds from sales of assets and investments, and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
     As of September 30, 2008, we had $117.3 million in working capital, defined as current assets less current liabilities, compared to $163.8 million as of December 31, 2007. This decrease was due to lower cash balances driven by amounts paid in connection with recent acquisitions and the reclassification of our auction rate securities to long-term assets. Cash and cash equivalents, including approximately $18.1 million of restricted cash, decreased from $74.3 million at December 31, 2007 to $45.1 million at September 30, 2008 mainly due to $80.8 million paid for acquisitions and earn-out payments during the first nine months of 2008 partially offset by improved earnings and net proceeds of $13.5 million from the sale of auction rate securities classified as securities available for sale in our balance sheet.
     Net cash provided by operating activities was $42.7 million for the nine months ended September 30, 2008 as improved earnings and timing of cash payments to vendors were partially offset by increased receivables and inventories. Net cash provided by operating activities was $44.1 million during the nine months ended September 30, 2007 and was primarily related to the sources of cash from other assets and liabilities, inventory management and the timing of cash payments related to our accrued expenses including the $39.1 million charge recorded for legacy legal cases, disputes and other contingencies.
     Net cash used in investing activities was $90.2 million for the nine months ended September 30, 2008 and was driven by $80.8 million used in connection with acquisitions and earn-out payments, net of cash acquired, and $24.1 million used for capital expenditures, partially offset by net proceeds of $13.5 million from the sales and purchases of auction rate securities. Net cash used in investing activities during the nine months ended September 30, 2007 was $20.3 million and was primarily related to $12.6 million used in connection with acquisitions made net of cash acquired, and $20.5 million used for capital expenditures offset by $10.7 million in net proceeds from sales and purchases of auction rate securities and $3.8 million in net proceeds from sale of assets.
     Net cash provided by financing activities was $18.3 million for the nine months ended September 30, 2008 compared to $30.9 million net cash provided by financing activities for the nine months ended September 30, 2007. Net cash provided by financing activities in the nine months ended September 30, 2008, consisted primarily of proceeds from borrowings under the equipment term loan in connection with the acquisition of Pumpco (see Note 4 in the Notes to Condensed Unaudited Consolidated Financial Statements) and borrowings under the Credit Facility. Net cash provided by financing activities in the nine months ended September 30, 2007, consisted primarily of the proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007, partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in March 2007 and $3.8 million in payments of financing costs.

     We hold a variety of highly rated interest bearing auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured financing arrangements, including debt instruments linked to floating rate notes and credit default swap agreements on corporate debt obligations. None of our holdings are mortgage backed securities. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7, 28, or 35 days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. In the current period, due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. However, all of these securities carry AAA ratings from one or more of the major credit rating agencies, and the Company continues to earn and collect a market rate of interest on these securities. As of September 30, 2008, we hold $33.7 million in par value of these auction rate securities, with a fair value and carrying value of $25.4 million, net of a $8.3 million unrealized loss. While the investments are of a high credit quality, at this time we are uncertain when the liquidity issues associated with these investments will improve and when we will be able to exit these investments at their par value. We currently anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We continue to monitor this situation. See Note 5, “Securities Available for Sale” in the notes to condensed unaudited consolidated financial statements.
     Some of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At September 30, 2008, the cost to complete on our $423.6 million performance and payment bonds was approximately $80.8 million.
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
Impact of Inflation
     The primary inflationary factor affecting our operations currently is rising fuel costs. In the three and nine month periods ended September 30, 2008, fuel costs increased 56% and 45%, respectively compared to the same period in the prior year. We are also affected by inflationary pressures in materials and labor costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk related to changes in interest rates. Our variable rate Credit Facility exposes us to interest rate risk. However, our cash borrowings of $7.4 million under the Credit Facility at September 30, 2008 were subsequently repaid.
Interest Rate Risk
     Less than 5% of our outstanding debt at September 30, 2008 was subject to variable interest rates. The remainder of our debt has fixed interest rates. Our fixed interest rate debt includes $150.0 million (face value) in senior notes. The fair market value of these senior notes at September 30, 2008 was $126 million. Based upon debt balances outstanding at September 30, 2008, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.

Foreign Currency Risk
     Previously, we had an investment in a subsidiary in Canada and sold our services into this foreign market. On April 10, 2007, we sold substantially all of our Canadian operations, and any remaining currency risk is minimal. The operations in Canada have been accounted for as discontinued operations for all periods presented.
Auction Rate Securities
     The Company’s securities available for sale consist of highly rated auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of AAA- rated floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 11%. The current credit crisis and economic downturn increases both the illiquidity and default risks of these securities.

ITEM 4.	CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
     Refer to Note 10 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.

ITEM 1A.	RISK FACTORS
     Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
We may become more highly leveraged and/or issue equity or equity linked securities in order to raise funds to complete our acquisition of Wanzek Construction, Inc.
     On October 4, 2008, we agreed to purchase all of the issued and outstanding shares of Wanzek’s capital stock for approximately $200 million in cash and the assumption of approximately $15 million in indebtedness. Pursuant to the terms of the purchase agreement, we have until January 2, 2009 to complete the acquisition. As of September 30, 2008, we had $27.1 million in unrestricted cash and cash equivalents. Because we do not have enough cash on hand to complete this acquisition, we will need to finance, at the very least, a portion of the purchase price and costs and expenses. In order to finance part of the Wanzek purchase price, we may draw down on our credit facility, and, to the extent we draw down on this facility, we could use up a portion of our availability thereunder, thereby reducing our availability to use such facility for our other needs. In the event we finance the acquisition by drawing down our credit facility or issuing debt securities, we will be more highly leveraged, and our interest expense will increase, requiring us to dedicate a more substantial portion of our cash flows from operations to payments in respect of our outstanding indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and other general corporate expenses. In addition, given the current state of the credit markets, the terms upon which credit may be available, including debt securities, if at all, may be substantially more onerous than the terms of our existing indebtedness. If we finance the acquisition by issuing equity or equity linked securities, such issuances may dilute our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Any of these factors, or a combination thereof, could materially and adversely affect our results of operations, cash flows and liquidity.
If we do not close the Wanzek acquisition, we will be required to pay a break-up fee of $10.75 million plus up to $4 million of Wanzek’s and Wanzek’s shareholders’ reasonable and documented out-of pocket expenses which would reduce our results of operations, cash flows and liquidity.
     Our obligations under the Wanzek purchase agreement do not change if we fail to obtain financing. Accordingly, if we are unable to raise sufficient funds to close the Wanzek acquisition, or are otherwise unable to close the acquisition by January 2, 2009 (except generally in the case of Wanzek’s breach), we will be required to pay a break-up fee of $10.75 million, which represents 5% of the purchase price, plus up to $4 million of Wanzek’s and Wanzek’s shareholders’ reasonable and documented out-of-pocket expenses which would reduce our results of operation, cash flows and liquidity.
In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash as consideration for earn-out obligations, and we may agree to issue additional shares in connection with other future acquisitions; which if issued, would dilute our share ownership and could lead to volatility in our common stock price.
     We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations, provided we first register those shares for resale, including one such obligation for which our earn-out obligation is limited. Our Amended and Restated Articles of Incorporation provides that we may issue up to a total of 100,000,000 shares of common stock, of which 67,926,388 shares are outstanding as of September 30, 2008. We may also agree to issue additional securities in connection with future acquisitions. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price.

The current credit crisis and economic downturn could reduce capital expenditures in the industries we serve, which may result in a decrease in demand for our services.
     The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Given the recent market turmoil and tightening of credit, our customers may have difficulty in obtaining financing, which may result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect our results of operations, cash flows and liquidity. In addition, our customers are affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for higher value services could affect our customers and their capital expenditure plans. Because we have been negatively impacted by previous economic downturns, we constantly monitor our customers’ industries and their relative health compared to the economy as a whole. The recent reduction in new housing starts, for example, could negatively impact our customers who utilize our services to construct their “last mile” of communications infrastructure, as well as other industries we serve, including electric utility transmission and grid construction, water and sewer and natural gas pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across the country could adversely be impacted by an economic downturn if new subscriptions and upgrades for new and existing customers are not ordered at the rate that we and our customers anticipate. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure at their current levels or may determine to outsource less work. A decrease in any of these projects, new subscriptions and upgrades or any other services we proved could materially adversely affect our results of operations, cash flows and liquidity.
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand, the amount they pay or their ability to pay, for our services could impair our financial performance.
     In the three months ended September 30, 2008, we derived approximately 30%, 15% and 8% of our revenue from DIRECTV®, AT&T and Tetra-Tech, respectively. During the nine months ended September 30, 2008, we derived approximately 36%, 11% and 8% of our revenue from DIRECTV®, AT&T and Verizon, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business from any of these customers declines significantly, which could result in reduced profitability and liquidity.
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
     Under the terms of the revised sale agreement, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies from the buyer under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the revised sale agreement. At September 30, 2008, we estimate that the cost to complete, on the $159.7 million in performance and payment bonds related to these projects and assets, was $4.2 million.

We recorded an unrealized loss in 2007 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.
     The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. As of September 30, 2008, all of our securities available for sale, or $33.7 million in par value of auction rate securities, had insufficient bidders at the scheduled rollover dates. As a result, we have recorded an aggregate unrealized loss of $8.3 million as of September 30, 2008. The Company’s valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time we are uncertain when the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional or other than temporary losses as a result of these investments and as a result of this uncertainty, we have classified these securities as long-term assets at September 30, 2008. See Note 5 in the notes to condensed unaudited consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On July 31, 2008, MasTec acquired substantially all of Nsoro, LLC’s project management services for wireless network operators in the United States for a purchase price of $17.5 million, paid in cash, plus the assumption of $12 million in indebtedness related to a working capital line secured by receivables, and earn-out payments payable over an eight-year period based on the business’ future performance. See Note 4 to our condensed unaudited consolidated financial statements in this Form 10-Q for additional information concerning the acquisition. The earn-out is payable in cash, MasTec common stock (“Earn-Out Shares”) or a combination thereof. MasTec has offered to potentially issue the Earn-Out Shares to the Seller in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Purchase Agreement only allows MasTec to issue the Earn-Out Shares, if it has first registered for resale such Earn-Out Shares pursuant to an effective registration statement that has been filed with the SEC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Stock Purchase Agreement dated October 4, 2008 among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc. and the shareholders’ of Wanzek filed as Exhibit 10.1 to our Form 8-K filed with the SEC on October 6, 2008 and incorporated by reference herein.

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.
Date: November 5, 2008	/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)