Form 10-K
period 2008-12-31
MASTEC INC
filed 2009-03-02
CIK 15615

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $489,817,225 (based on a closing price of $10.66 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2008).

There were 75,545,936 shares of common stock outstanding as of February 25, 2009.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•	economic downturns, reduced capital expenditures, reduced financing availability, customer consolidation and technological and regulatory changes in the industries we serve;

•	market conditions, technical and regulatory changes in our customers’ industries;

•	our ability to retain qualified personnel and key management from acquired businesses, integrate acquired businesses with MasTec within expected timeframes and achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected.

•	impact of the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) and any similar local or state regulations affecting renewable energy transmission, broadband and related projects and expenditures;

•	our ability to attract and retain qualified managers and skilled employees;

•	increases in fuel, maintenance, materials, labor and other costs;

•	liquidity issues related to our securities held for sale;

•	adverse determinations on any claim, lawsuit or proceeding;

•	the highly competitive nature of our industry;

•	our dependence on a limited number of customers;

•	the ability of our customers to terminate or reduce the amount of work, or in some cases prices paid for services under many of our contracts;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	any exposure related to our divested state Department of Transportation projects and assets;

•	the restrictions imposed by our credit facility, senior notes and any future loans or securities;

•	the outcome of our plans for future operations, growth and services, including backlog and acquisitions;

•	any dilution or stock price volatility which shareholders may experience in connection with shares we may issue as consideration for earn-out obligations entered into, or as a result of conversions of convertible stock issued, in connection with past or future acquisitions; and

•	the other factors referenced in this Annual Report, including, without limitation, under “Item 1. Business”, “Item 1A Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to, electrical utility transmission and distribution, wind farm, other renewable energy and natural gas infrastructure, wireless, wireline and satellite communications and water and sewer systems. Our primary customers are in the following industries: utilities (including wind farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including telephony, satellite television and cable television) and government (including water and sewer, utilities and communications work on military bases).

We, or our predecessor companies, have been in business for over 70 years. We offer our services primarily under the MasTec service mark and operate through a network of approximately 200 locations and approximately 8,400 employees as of December 31, 2008. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base including DIRECTV®, AT&T, Verizon, Tetra Tech, Energy Transfer Company, EMBARQ, Progress Energy, Qwest and XTO Energy. For the years ended December 31, 2008 and 2007, approximately 71.2% and 76.7%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.

We have continued our diversification and expansion strategy through several recent acquisitions which have expanded our service offerings to customers. During 2007 and 2008, we acquired the remaining ownership interest in GlobeTec Construction, LLC. GlobeTec is involved in the construction and maintenance of water and sewer pipelines and projects. In October 2007, we acquired Three Phase Line Construction, Inc., which is involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states and has a largely unionized workforce which is required for some projects. In December 2007, we acquired certain assets of Power Partners, LLC, an electrical utility contractor specializing in wind farm electrical system design and construction. In May 2008, we acquired Pumpco, Inc., a mid-stream natural gas pipeline construction company. In July 2008, we acquired certain assets of Nsoro, LLC, which specializes in wireless network design, construction, upgrade and maintenance. Finally, in December 2008, we acquired Wanzek Construction, Inc., a construction company focusing on wind farm, heavy civil and industrial and infrastructure construction.

Industry Trends

Our industry is composed of national, regional and local companies that provide outsourced infrastructure services to customers in the utilities and communications industries as well as to government customers.

We believe the following industry trends impact demand for our services:

Stimulus Act.  The American Recovery and Reinvestment Act of 2009, or the Stimulus Act, signed on February 17, 2009, should have a positive impact on our customer spending in a number of important areas, plus offer additional incentives that should benefit our business. The Stimulus Act provides for federal tax incentives applicable to the wind energy industry including the extension of the production tax credit to wind projects placed into service before 2013, and a new investment tax credit equal to 30% of the cost of certain qualifying assets that may be elected in lieu of the production tax credit. The production tax credit provides the owner of a U.S. wind facility (consisting of the pad, tower and turbine) with a ten-year credit against its federal income tax obligations based on the amount of electricity. The Stimulus Act also includes a new U.S. Treasury grant program which allows taxpayers that elect to claim the 30% investment tax credit to receive grants from the U.S. Treasury equal to the amount of the investment tax credit in lieu of such credit. The Stimulus Act also extends the 50% bonus depreciation deduction for property placed in service in 2009. Historically, these incentives have increased the construction activity in this sector and are expected to do so in the future. The Stimulus Act also contains several provisions aimed at improving the U.S.’s electrical transmission system in part to facilitate the transfer of renewable energy from rural areas to high demand areas, including $6 billion in funds for renewable energy and transmission loan guarantees, which are expected to facilitate more than $60 billion in loans for these projects. The Stimulus Act also provides for $7.2 billion in funds for the development of broadband facilities throughout the United States.

Renewable Energy Projects.  The desire to decrease the country’s dependence on foreign oil imports and the awareness of the potential effect of global warming have created demand for more domestic, environmentally sensitive electrical power production such as wind and solar collection farms. According to the American Wind Energy Association, as of December 31, 2008, the United States had approximately 25,200 megawatts of installed wind farm generating capacity with approximately 4,300 megawatts currently under construction. In addition, as of August 2008, 26 states in the United States and the District of Columbia have already adopted renewable portfolio standards or goals, which standards require or target that an average of 19% of electricity be produced from renewable sources, like wind power. As a result of these trends, Emerging Energy Research, or EER, forecasted that more than $66 billion will be invested in additional wind energy capacity in the United States through 2013. The Stimulus Act, which calls for expansion of domestic renewable energy sources through tax incentives and loan guarantees, should also provide our wind farm business with the potential for sustained growth.

Wind power generation is only feasible where adequate average wind speed and consistency are present. The principal onshore wind resource in the United States is located in the central plains area of the country, roughly from the Texas panhandle to the Canadian border. This wind corridor is a relatively remote area where population density and industrial energy demand are relatively low. As a result, there are often few traditionally fueled generation facilities in these areas and extensive collection and transmission projects are also necessary to connect these renewable energy generation projects to the electrical grid.

We believe that demand for new domestic sources of clean power generation and the related substations and transmission lines necessary to connect them to the electrical grid will provide significant growth prospects for the foreseeable future. The new generation of wind turbines can produce electrical power at competitive rates. Currently, less than 2% of the United States’ electrical needs are met by wind power generation. A July 2008 report by the U.S. Department of Energy, however, presents a roadmap for increasing wind power generation to 20% of demand by 2030, which would require hundreds of billions of dollars in new wind farm investment and transmission lines.

Inadequacy of Existing Electric Power Transmission and Distribution Networks.  The United States’ electric transmission and distribution infrastructure requires significant ongoing maintenance, upgrades and extensions to manage power line congestion and avoid delivery failures. According to a November 2008 report published by the Edison Electric Institute, or EEI, the projected investment in new transmission systems from 2009 to 2013 is $27 billion and $298 billion for the period 2010 to 2030. Additionally, new renewable energy generation projects, including wind and solar collection farms, are typically located in remote areas, consequently significant investment in new transmission lines will be required to connect this power to the electrical grid and to transport this power to more populated or industrial areas with higher demand. For example, in July 2008, the Texas Public Utility Commission approved the investment of approximately $4.9 billion for the construction of electric transmission lines to carry power generated by new wind farms in remote western and northern parts of state to major population and industrial centers in Texas.

While the electrical grid reliability continues to deteriorate, demand for electricity is expected to continue to grow. According to the 2008 Annual Energy Outlook published by the U.S. Department of Energy’s Energy Information Administration, or EIA, the population of the United States has increased by about 20% since 1990, with energy consumption increasing by a comparable 18%. Additionally, the same EIA report projects that total U.S. electricity sales from producers to consumers will increase by 41% from 3,660 billion kilowatt-hours in 2005 to 5,168 billion kilowatt-hours in 2030. North American Electric Reliability Corporation, or NERC, the organization of U.S. electric grid operators, reports in its 2007 Long-Term Reliability Assessment that peak demand for electricity in the U.S., which typically occurs in the summer, is forecast to increase by 135,000 megawatts or 17.7% over the next ten years. The Stimulus Act allocates $11 billion in funds for modernization and expansion of the nation’s electrical grid.

NERC projects the number of transmission miles will increase by 8.8% or 14,500 circuit miles in the U.S. over the next ten years. We believe spending levels will continue to increase as utilities work to address infrastructure maintenance requirements, as well as the future reliability standards required by the Energy Policy Act of 2005, or the Energy Act.

Increased Production and Demand for Natural Gas.  Natural gas is one of the cleanest burning hydrocarbon fuels and is in demand due to its relative cost advantage over other fossil fuel sources. The level of natural gas pipeline construction activity in the United States is expected to increase substantially through 2010. According to a report published in July 2008 by EIA, approximately 200 gas pipeline projects, estimated to cost approximately $28 billion, are already being planned or have been approved by U.S. regulatory authorities. In addition, the development of a number of proposed new liquefied natural gas import facilities along the coastline of the United States, as well as some in Canada and Mexico, if realized, likely will continue to spark new pipeline proposals.

Demand for Increased Wireless and Wired Voice, Video and Data Services.  Demand for faster and more robust voice, video and data services has increased significantly with the proliferation of the Internet, broadband, video and music download services, high definition television and other advanced video services. To serve this developing market and the ever-increasing need for more bandwidth, voice, video and data for fixed and mobile devices, service providers are upgrading the performance of their wired and wireless networks or deploying new competing networks using new technologies such as Worldwide Interoperability for Microwave Access, or WiMax. Investment is facilitated by declining equipment costs and expanded capabilities of wireline and wireless network equipment. At the same time, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide customers with bundled services that include video, voice and data. Similar dynamics of providers seeking to improve their offerings are prevalent in the cable and satellite markets as well. The Stimulus Act allocates $7.2 billion for the development of broadband facilities throughout the U.S. and the expansion of broadband access into areas that are currently not served by high-speed data networks.

Competitive Strengths

Our competitive strengths include:

Diverse Customer Relationships.  We serve a diversified customer industry base. Our customers include some of the largest contractors, communications, utility and wind farm companies in the United States, including DIRECTV®, Verizon, AT&T, Energy Transfer Company, Tetra-Tech, M. A. Mortensen, EMBARQ, Qwest, XTO Energy and Progress Energy. Additionally, as a result of the Wanzek acquisition, we now serve major wind energy customers such as FPL Energy, Iberdrola and MidAmerican. We provide services to many of our significant customers under multi-year master service agreements and other service agreements. Furthermore, we believe that since acquiring Wanzek, no single customer will account for greater than 30% of our revenue.

National Footprint.  We, or our predecessor companies, have been in business for over 70 years and we are one of the largest companies in our industry. Through our network of over 200 locations and 8,400 employees across the United States, as of December 31, 2008, we offer consistent, comprehensive infrastructure services to our customers nationwide. We believe our experience, technical expertise, geographic reach and size are important to our customers.

Ability to Respond Quickly and Effectively.  The skills required to serve our end markets are similar, which allows us to utilize qualified personnel across multiple industries. We are able to respond quickly and effectively to industry changes and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost effective and timely services for our customers.

Reputation for Reliable Customer Service and Technical Expertise.  We believe that over the years we have established a reputation for quality customer service and technical expertise. We also believe our reputation for technical expertise gives us an advantage in competing for new work from both our existing and potential customers. Additionally, the technical expertise gained through recent acquisitions broadens our exposure in areas of wind power and renewable energy, wireless technology and pipeline infrastructure.

Experienced Management Team.  Our management team, which includes our chief executive officer, chief operating officer, group presidents and financial officers, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business and managing the financial aspects of our operations. Our chief executive officer, chief operating officer and business unit presidents average 20 plus years of industry experience and have a deep understanding of our customers and their requirements. Generally, key managers and founders of our recently acquired companies continue to work for us under long-term employment agreements or services agreements and, in some cases, earn-out arrangements.

Strategy

The key elements of our business strategy are as follows:

Focus on Growth Opportunities.  We believe that the end markets that we focus on offer several compelling growth opportunities. We expect a continuation of the trends for increased spending by key customers in many industries in which we provide services. We expect wind farm development and maintenance, electrical transmission and distribution grid upgrades and expansions, and wireless infrastructure expansion to be areas of high investment and opportunity over the next few years. We intend to use our national presence, technical expertise, customer relationships and full range of services to capitalize on these trends to grow our business.

Operational Excellence.  We intend to continue improving our operating margins and cash flows by focusing on our more profitable services and on projects that have higher margins, while improving our working capital management. We intend to improve our operating effectiveness by, in some cases, allocating our resources across multiple customers and projects which will continue to increase our utilization rates. Furthermore, we intend to continue our actions and programs we have instituted to improve our operating efficiencies and working capital management, such as hiring additional experienced operating and financial professionals, requiring increased accountability throughout our organization, expanding the use of our Oracle management information systems, managing customer contract bidding procedures more effectively and increasing individual project profitability.

Maintain Conservative Capital Structure.  We have increased our financial resources in recent years with the receipt of the net proceeds from the public offering of our common stock in 2006, the offering of our senior notes in 2007 and the expansion of our credit facility in 2008. Further, during the fourth quarter of 2008, both Standards & Poors and Moody’s reaffirmed our credit ratings. We intend to maintain our conservative capital structure.

Leverage Core Expertise Through Acquisitions, Strategic Alliances and Divestitures.  We intend to continue pursuing selected acquisitions and strategic alliances that allow us to expand our operations into targeted geographic areas or allow us to expand our service offerings in related fields. Our strategy will include timely and efficient integration to best fit into our internal control environment. We may also consider sales or divestitures of portions of our assets, operations, projects, real estate or other properties in order to efficiently deploy our capital.

Services

Our core services are building, installing, maintaining and upgrading infrastructure for our communications, utility and government customers. We provide each of these customers with similar services that include:

Build.  We build wind farms, underground and overhead distribution systems, such as trenches, conduits, cable, power lines and pipelines, which provide wireless and wireline communications, electrical power generation and delivery, and natural gas transport.

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

Customers

We provide building, installation, maintenance and upgrade services to our customers, which are companies in the communications and utilities industries, as well as government customers.

We have longstanding relationships with many customers, and a significant portion of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area. Work performed under master service and other agreements is generated by work orders, each of which is performed for a fixed fee. The majority of these services are of a maintenance nature and, to a lesser extent, upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers may negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice.

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

We believe that our industry experience, technical expertise and customer service are important to our being retained by large utility and communications companies and governments. The relationships developed between these customers and our senior management and project management teams are also important to our being retained.

Backlog

Our 18-month backlog was approximately $1.7 billion as of December 31, 2008 and $1.3 billion as of December 31, 2007. We expect to realize approximately 74% of our 2008 backlog in 2009. Approximately 83% of our backlog at December 31, 2008 was comprised of services to be performed under existing master service agreements and long term contracts. The balance is our estimate of work to be completed on other service agreements. See “Item 1A. Risk Factors — Amounts included in our backlog may not result in actual revenue or translate into profits.”

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

We have developed a marketing plan emphasizing the MasTec® registered service mark and the tradenames of certain acquired companies and an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our customers and reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our project groups in coordination with our corporate marketing organization. Our management team has many years of industry experience, both at the service provider level and in some cases with the customers we serve. Our project group managers market directly to existing and potential customers for new contracts and also market our company to be placed on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.

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

We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $350,000 after satisfying an annual deductible of $100,000. See “Item 1A. Risk Factors — We are self-insured against many potential liabilities.” We are required to periodically post letters of credit and provide cash collateral to our insurance carriers related to our insurance programs. Total outstanding letters of credit amounted to $82.4 million and cash collateral posted amounted to $3.3 million at December 31, 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates-Insurance Reserves.”

Suppliers, Materials and Working Capital

Under many of our contracts, our customers supply the necessary materials and supplies and we are responsible for installation, but not for material costs or material warranties. Under certain of our contracts we acquire materials and supplies for our own account from third-party providers. We are not dependent on any one supplier for materials or supplies and have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

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

Competition

Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., Pike Electric, Inc., M.A. Mortenson Company, D.H. Blattner & Sons, Inc., and Dycom Industries, Inc.

Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected. See “Item 1A. Risk Factors - Our industry is highly competitive which may reduce our market share and harm our financial performance.”

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

Financial Information About Geographic Areas

As of December 31, 2008, we operate almost exclusively in the United States. During the years ended December 31, 2007 and 2006, we operated in the United States and Canada. In March 2007, we declared our Canadian operations as discontinued. On April 10, 2007, we sold substantially all of our Canadian operations. Accordingly, our results of operations for all periods presented reflect our Canadian business as discontinued.

Employees

As of December 31, 2008, we had approximately 8,400 employees. Only approximately 250 of our employees are represented by a union or subject to a collective bargaining agreement. We hire employees from a number of sources, including our industry, trade schools and colleges. Our primary sources for employees include promotion from within, team member referrals, print and Internet advertising and direct recruiting. We attract and retain employees by offering technical training opportunities, bonus opportunities, stock ownership, competitive salaries and a comprehensive benefits package.

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

Recent Developments

In December 2008, we acquired all of the outstanding shares of Wanzek Construction, Inc., a construction company focusing on wind farm and infrastructure construction for $50 million in cash, 7.5 million shares of MasTec common stock, an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009, the assumption of up to $15 million of Wanzek’s debt and a two-year earn-out equal to 50% of Wanzek’s EBITDA over $40 million per year.

Wanzek, headquartered in Fargo, North Dakota, has been in business more than 37 years and manages a team of highly-skilled workers and tradesmen which it deploys throughout the country and which is capable of working under extreme weather conditions. Wanzek currently derives a significant portion of its revenue from wind farm construction and maintains a fleet of heavy equipment, including a number of specialized heavy cranes, a critical component for the successful erection of wind turbine towers. With the acquisition of Wanzek, MasTec will be capable of providing end-to-end construction services to wind farm owners and developers. The Wanzek acquisition complements MasTec’s existing expertise and contracts in the construction of the electrical collection systems, substations and transmission lines necessary to connect energy from wind farms to the energy grid. Wanzek will also bring additional experience and capabilities to MasTec in the construction of natural gas processing plants and compression stations, and other heavy/civil and industrial process construction.

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

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Given the recent financial market turmoil and tightening of credit, our customers may have difficulty in obtaining financing, which may result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect our results of operations, cash flows and liquidity.

In addition, our customers are affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for higher value services could affect our customers and their capital expenditure plans. Because we have been negatively impacted by previous economic downturns, we constantly monitor our customers’ industries and their relative health compared to the economy as a whole. The recent reduction in new housing starts, for example, could negatively impact our customers who utilize our services to construct their “last mile” of communications infrastructure, as well as other industries we serve, including electric utility transmission and grid connection, water and sewer and natural gas pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across the country could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that we and our customers anticipate. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure at their current levels or may determine to outsource less work. A decrease in any of these projects, new subscriptions and upgrades or any other services we provide could materially adversely affect our results of operations, cash flows and liquidity.

Many of the industries we serve are subject to consolidation and rapid technological and regulatory change, and our inability or failure to adjust to our customers’ changing needs could reduce demand for our services.

We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the communications and utilities industries. The communications and utilities industries are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. For example, new or developing technologies could displace the wireline systems used for the transmission of voice, video and data, and improvements in existing technology may allow communications providers to significantly improve their networks without physically upgrading them. Technological advances may also result in lower costs for sources of energy, which may render existing wind energy projects and technologies uncompetitive or obsolete. Additionally, both the communications and utilities industries have been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could have a material adverse effect on our results of operations, cash flows and liquidity.

Our industry is highly competitive, which may reduce our market share and harm our financial performance.

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

Most of our customers’ work is awarded through a bid process. Consequently, price is often the principal factor in determining which service provider is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower costs and financial return requirements. If we are unsuccessful in bidding on these projects, or if our ability to win such projects requires that we accept lesser margins, then our results of operations, cash flows and liquidity could be materially and adversely affected.

Risks Related to Our Business

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the year ended December 31, 2008, we derived approximately 34.0%, 11.9% and 7.9% of our revenue from DIRECTV®, AT&T and Verizon, and respectively. For the year ended December 31, 2007, we derived approximately 44.1%, 6.8% and 9.1% of our revenue from DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 71.2%, 76.7%, and 76.4% of our revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity.

Our profitability and liquidity could decline if certain customers reduce the amounts they pay for our services or if our customers are unable to pay for our services.

In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn and certain industry specific factors that worsened the impact of the overall economic downturn on those customers. In 2008, 2007 and 2006 total provisions for bad debts aggregated to $3.5 million, $17.5 million and $10.0 million, respectively, of which $0.9 million, $14.1 million and $7.9 million, respectively, resulted from anticipated legal settlements and discontinued operations. As of December 31, 2008, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million, of which $0.3 million is included in specific reserves for bad debts, with the remaining amounts expected to be recovered through secured and unsecured claims and enforcement of liens or bonds.

Most of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us.

A significant portion of our revenue is derived from multi-year master service agreements and other service agreements. Under our multi-year master service agreements and other service agreements, we contract to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under these service agreements could result in a decline in our results of operations, cash flows and liquidity.

We recorded unrealized losses in 2007 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.

The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. As of December 31, 2008, all of our securities available for sale, or $33.7 million in par value of auction rate securities, had insufficient bidders at the scheduled rollover dates. We have recorded an aggregate unrealized loss on these securities of $13.1 million as of December 31, 2008. Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time, we are uncertain whether the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, we have classified the $20.6 million fair value of these securities to long-term assets at December 31, 2008.

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

Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. Certain agreements or projects could have lower margins than anticipated or losses if actual costs for our contracts exceed our estimates, which could reduce our profitability, cash flows and liquidity.

Our failure to properly manage projects may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.

Certain of our engagements involve large-scale, complex projects. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. In addition, some of our agreements require that we pay liquidated damages if we do not meet project deadlines; therefore, any delay in the completion of projects could subject us to penalties which could further adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and, because of the substantial cost of, and potentially long lead-time necessary to acquire certain of the materials and equipment used in our complex projects, particularly our wind farm projects, damage claims may substantially exceed the amount we can charge for our associated services.

We recognize revenue for our installation/construction fixed price contracts using the percentage-of-completion method, therefore, variations of actual results from our assumptions may reduce our profitability.

We recognize revenue on long-term installation/construction fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our liquidity. For example, for the years ended December 31, 2008, 2007 and 2006, we incurred approximately $0.7 million, $0.3 million and $6.8 million, respectively, of losses on percentage-of-completion contracts. For the year ended December 31, 2006, $6.5 million was included in loss from discontinued operations.

Amounts included in our backlog may not result in actual revenue or translate into profits.

Approximately 83% of our 18-month backlog at December 31, 2008 was composed of master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short notice. The balance of our backlog is our estimate of work to be completed on long-term installation/construction fixed price agreements. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected.

Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, we experience reduced revenue in the first quarter of each calendar year.

Natural catastrophes such as hurricanes in the United States could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could result in a decline in results of operations, cash flows and liquidity.

Warranty claims resulting from our services could have a material adverse effect on our business.

We generally warrant the work we perform for a one- to two-year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. We have not historically accrued any reserves for potential warranty claims as they have been immaterial. The costs associated with such warranties, including any warranty-related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.

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

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our credit facility.

Some of our contracts require performance and payment bonds. We may not be able to maintain a sufficient level of bonding capacity in the future, which could preclude us from being able to bid for certain contracts and successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds in the future, we may be required to post letters of credit in connection with the bonds which would reduce availability under our credit facility.

The impact of the Stimulus Act is uncertain.

The credit crisis and economic downturn resulted in a tremendous amount of uncertainty with certain projects being delayed or cancelled. While we believe that the Stimulus Act, which was enacted into law in February 2009, should aid the wind, electrical transmission and rural broadband businesses, the extent to which it will is uncertain.

The Stimulus Act provides for federal tax incentives applicable to the wind energy industry including an investment tax credit, a U.S. Treasury grant program, the production tax credit and accelerated tax depreciation for certain wind assets. The investment tax credit provides that taxpayers can elect to claim an investment tax credit equal to 30% of the cost of certain qualifying assets in lieu of the production tax credit. The grant program allows taxpayers that elect to claim the 30% investment tax credit in lieu of the production tax credit to receive grants from the U.S. Treasury equal to the amount of the investment tax credit (which grants shall be in lieu of such credit). The production tax credit currently provides the owner of a U.S. wind facility (consisting of the pad, tower, and turbine) with a ten-year credit against its federal income tax obligations based on the amount of electricity produced at such facility by the owner and sold to unrelated persons during that period. The accelerated depreciation for wind generation assets provides for a five-year depreciable life for these assets, rather than the 15- to 20-year depreciable lives of many non-renewable energy assets. The Stimulus Act also extends the 50% bonus depreciation deduction for property placed in service in 2009.

The Stimulus Act also contains several provisions aimed at improving the U.S.’s electrical transmission system in part to facilitate the transfer of renewable energy from rural areas to high demand areas, including $6 billion in funds for renewable energy and transmission loan guarantees. The Stimulus Act also provides for $7.2 billion in funds for the development of broadband facilities throughout the United States. There are, however, many uncertainties surrounding how these provisions of the Stimulus Act will be implemented and their effectiveness and we also cannot guarantee you that we will be able to secure additional work as a result of the Stimulus Act.

The tax incentives provided by the Stimulus Act, however, have a finite term. Currently, the election to claim the investment tax credit in lieu of the production tax credit is only available for qualified wind facilities placed in service from 2009 to 2012, the U.S. Treasury grant program will only be applicable to wind projects placed in service in 2009 or 2010 (or after 2010 so long as construction begins in 2009 or 2010 and is completed before 2013), and the production tax credit is scheduled to expire on December 31, 2012 and will not be available for energy generated from wind facilities placed in service after that date unless extended or renewed. We cannot assure you that the new investment tax credit or U.S. Treasury grant program will be effective or that any future efforts to extend or renew the production tax credit, the investment tax credit, or the U.S. Treasury grant program will be successful or that any extension or renewal will be on terms that are as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated depreciation of wind generation assets will not be modified, amended or repealed in the future. The ability of our customers to obtain financing for these wind farm developments would be impaired or eliminated and the resulting wind farms would be less profitable thereby potentially reducing demand for our wind power services if the investment tax credit or the Department of Energy grant program are not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate. This ability may be further impaired or eliminated if the investment tax credit or the U.S. Treasury grant program in not extended or renewed, or is extended or renewed at a lower rate. Our revenue and results of operations could be materially adversely affected if demand for our wind power services were reduced.

Changes to renewable portfolio standards could negatively impact our results of operations, cash flows and liquidity.

A significant portion of our business is currently focused on providing services to owners and operators of wind power facilities. The development of wind facilities is highly dependent upon the federal production tax credit (discussed above) and the existence of renewable portfolio standards and other state incentives. Renewable portfolio standards are state specific statutory provisions specifying that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of its plant capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every unit of electricity they produce and can sell these along with their electricity to supply companies. These standards have spurred significant growth in the wind energy industry and a corresponding increase in the demand for our wind power-related services. Currently, 26 states in the United States as well as the District of Columbia have adopted renewable portfolio standards or goals. Eliminations of or changes to existing renewable portfolio standards may impact the demand for our wind power-related services.

We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.

Effective February 1, 2007, we sold our state Department of Transportation related projects and assets. On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement effective as of January 24, 2008, which we refer to as the “Revised Amended Agreement.” In connection with the sale of our state Department of Transportation related projects and assets and the related settlement, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the Revised Amended Agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims.

Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. At December 31, 2008, we estimated that the remaining cost to complete these state Department of Transportation projects was $2.6 million on the related $159.7 million in performance and payment bonds.

We may incur goodwill impairment charges in our reporting entities which could harm our profitability.

In accordance with Statement of Financial Accounting Standards, No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, we periodically review the carrying values of our goodwill to determine whether such carrying values exceed the fair market value. In connection with our decision to sell substantially all our Canadian net assets, we wrote off goodwill associated with this entity in the amount of $0.4 million for the year ended December 31, 2007. When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. As a result of the acquisitions we completed during the years ended December 31, 2007 and 2008, we have recorded $52.2 million and $221.5 million, respectively, of goodwill and other identifiable intangible assets in connection with acquisitions and payments of earn-outs made during those periods. We expect to continue to record additions to goodwill in future periods in connection with these acquisitions, particularly as a result of future earn-out payments, and future acquisitions. We may incur additional impairment charges related to goodwill in connection with any of our acquisitions in the future if the markets they serve or their business deteriorate.

We may incur restructuring or impairment charges which could reduce our profitability.

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

For example, as a result of the sale of our state Department of Transportation operations, we recorded impairment charges totaling $44.5 million and $2.9 million for the years ended December 31, 2006 and 2007, respectively. All charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity.

Our revolving credit facility and senior notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

At December 31, 2008, we had outstanding $150.0 million aggregate principal amount of our 7.625% senior notes due February 2017. We also have a revolving credit facility under which we had $42.5 million outstanding cash draws at December 31, 2008. We amended and restated our revolving credit facility effective July 29, 2008 and expanded the maximum available borrowing from $150.0 million to $210.0 million, subject to certain restrictions. At December 31, 2008, the availability under the credit facility was approximately $82.2 million net of outstanding standby letters of credit aggregating $82.4 million. The terms of our indebtedness contain customary events of default and covenants that prohibit us from taking certain actions without satisfying certain financial tests or obtaining the consent of the lenders. The prohibited actions include, among other things:

•	buying back shares in excess of specified amounts;

•	making investments and acquisitions in excess of specified amounts;

•	incurring additional indebtedness in excess of specified amounts;

•	paying cash dividends;

•	creating certain liens against our assets;

•	prepaying our other indebtedness, excluding the senior notes;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a “change of control” (as defined in the credit facility and indenture).

Our credit facility requires us to comply with a minimum fixed charge coverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain further modifications of the facility or secure another source of financing to continue to operate our business. A default could result in the acceleration of either our obligations under the credit facility or under the indenture relating to the senior notes, or both. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.

If we are unable to attract and retain qualified managers and skilled employees, we will be unable to operate efficiently which could reduce our revenue, profitability and liquidity.

Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in and possess specialized technical skills. At times of low unemployment rates in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficient skilled labor force necessary to support our operating requirements and growth strategy. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. We may also be forced to incur significant training expenses if we are unable to hire employees with the requisite skills. Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Labor shortages, increased labor or training costs or the loss of key personnel could materially adversely affect our results of operations, cash flows and liquidity.

Increases in the costs of fuel could reduce our operating margins.

The price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in fuel costs could materially reduce our profitability and liquidity.

Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse affect our results of operations, cash flows and liquidity.

We depend on subcontractors to complete some of the work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our results of operations, cash flows and liquidity.

We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying, us for the related services.

We use subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our subcontractors before our customers pay us for the related services. If we choose, or are required, to pay our subcontractors for work performed for customers who fail to pay, or delay paying us for the related work, we could experience a material decrease in profitability and liquidity.

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

In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could have a material negative impact our results of operations, cash flows and liquidity.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.

We have, from time to time, received notice from the U.S. Department of Transportation that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we cannot successfully resolve these issues, our ability to service our customers could be damaged which could lead to a material reduction of our results of operations, cash flows and liquidity.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, the fair value of securities available for sale and accounting for performance-based stock awards, income taxes (including net deferred tax assets) and other contingencies and litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.

Our business is subject to hazards that could result in substantial liabilities and weaken our financial condition.

Construction projects undertaken by our employees involve exposure to electrical lines, pipelines carrying potentially explosive materials, heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims (which could, in some cases, substantially exceed the amount we charge for the associated services). In addition, if serious accidents or fatalities occur or our safety record were to deteriorate, we may be restricted from bidding on certain work and obtaining other new contracts, and certain existing contracts could be terminated. In addition, our safety processes and procedures are monitored by various agencies and rating bureaus. See “Risk Factors — Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.” The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects or harm our ability to perform under our contracts or enter into new contracts with customers, which could materially reduce our revenue, profitability and liquidity.

Many of our customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services.

Many of our communications customers are regulated by the Federal Communications Commission, or FCC, and our energy customers are regulated by the Federal Energy Regulatory Commission, or FERC, and, in addition, our utility customers are regulated by state public utility commissions. These agencies may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.

Claims, lawsuits and proceedings could reduce our profitability, cash flows and liquidity.

We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide thereunder. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in the light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim, lawsuit or proceeding could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

We have made, and in the future plan to make, strategic acquisitions such as our recent acquisition of Wanzek Construction, Inc., our largest strategic acquisition to date. However, we may not be able to identify suitable acquisition opportunities or may be unable to obtain the consent of our lenders and therefore not be able to complete such acquisitions. We may pay for acquisitions with our common stock or convertible securities which may dilute your investment in our common stock or decide to pursue acquisitions that investors may not agree with. In connection with most of our acquisitions, we have also agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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

A failure to successfully manage the operational challenges and risks associated with or resulting from acquisitions could result in a reduction of our results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness which could impact our ability to service our debt within the scheduled repayment terms.

Our inability to enforce non-competition agreements with former principals and key management of the businesses we acquire may adversely affect our operating results, cash flows and liquidity.

In connection with our acquisitions, we generally require that key management and the former principals of the businesses we acquire enter into non-competition agreements in our favor. The laws of each state differ concerning the enforceability of non-competition agreements. Generally, state courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement; consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. If one or more former principals or members of key management of the businesses we acquire leave us and the courts refuse to enforce the non-compete agreement entered into by such person or persons, we might be subject to increased competition, which could materially and adversely affect our operating results, cash flows and liquidity.

Risks Related to Our Company and Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile.

During 2006, 2007 and 2008, our common stock fluctuated from a high of $16.25 per share to a low of $5.55 per share. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	future sales of our common stock or other securities (including any shares issued in connection with earn-out obligations for any past or future acquisition);

•	announcements of new contracts or customers by us or one of our competitors;

•	market conditions for providers of services to communications companies, utilities and government;

•	changes in recommendations or earnings estimates by securities analysts; and

•	announcements of acquisitions by us or one of our competitors.

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

In connection with certain completed acquisitions, we have issued shares of our common stock or securities that are convertible into shares of our common stock or have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations, and we may agree to issue such additional securities in connection with other future acquisitions; which, if issued, would dilute your share ownership and could lead to volatility in our common stock price.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations, provided we first register those shares for resale, including one such obligation for which our earn-out obligation is unlimited. In addition, in connection with our acquisition of Wanzek we issued 7.5 million shares and $55.0 million in principal amount of 8% convertible notes and granted the sellers certain registration rights. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 100,000,000 shares of common stock, of which 75,454,565 shares were outstanding as of December 31, 2008. We may also agree to issue additional securities in connection with future acquisitions. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price.

A small number of our existing shareholders have the ability to influence major corporate decisions.

Jorge Mas, our Chairman, Jose Mas, our President and Chief Executive Officer, and other members of the Mas family who are employed by MasTec, beneficially owned approximately 29.3% of the outstanding shares of our common stock as of December 31, 2008. Accordingly, they are in a position to influence:

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

Certain provisions of our articles of incorporation and by-laws and the Florida Business Corporation Act, or the FBCA, could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which may discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could also dilute the voting power of the holders of our common stock, including by the grant of voting control to others, which could delay or prevent an acquisition or change in control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

MasTec’s corporate headquarters is a 24,000 square foot leased facility located in Coral Gables, Florida.

As of December 31, 2008, MasTec’s operations were conducted from over 200 locations. None of MasTec’s facilities in these locations is material to its operations because most of its services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where MasTec currently conducts business.

MasTec also owns property and equipment that, at December 31, 2008, had a net book value of $158.0 million. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, networks, computers, computer software, office and other equipment. MasTec’s equipment is acquired from various third-party vendors, none of which MasTec depends upon, and MasTec did not experience any difficulties in obtaining desired equipment in 2008.

Item 3.	Legal Proceedings

Legacy Litigation

MasTec is subject to litigation, primarily dating from the period 2001 through 2005.

During 2003, MasTec contracted to construct a natural gas pipeline for Coos County, Oregon (“Coos County”). In December 2003 construction work on the pipeline ceased after Coos County refused payment due MasTec, and MasTec sued Coos County in February 2004. Coos County subsequently counterclaimed against MasTec for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes. In April 2008, MasTec entered into a definitive settlement agreement to settle its dispute with Coos County, which provides for a $4.35 million payment to Coos County on the later of June 1, 2008 or ten days after the entry of a judgment in the United States Army Corps of Engineers (“Corps of Engineers”) matter described below, and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008. The settlement agreement was subject to MasTec not being penalized greater than $1.5 million in the Corps of Engineers case. In February 2009, the Federal District Court entered a judgment in favor of the Corps of Engineers in the amount of $1.5 million thus making the settlement effective.

In connection with the Coos County pipeline project, the Corps of Engineers and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to MasTec with respect to the project. On March 30, 2007, the Corps of Engineers brought a complaint in a federal district court against MasTec and Coos County and are seeking damages in excess of $16 million. The matter went to trial in

February 2008 and in February 2009, the Federal District Court entered a judgment in favor of the Corps of Engineers in the amount of $1.5 million.

In June 2005, MasTec posted a $2.3 million bond in order to pursue the appeal of a $2.0 million final judgment entered against MasTec for damages plus attorney’s fees resulting from a break in a Citgo Products Pipeline Company (“Citgo”) pipeline that occurred in 1999. In October 2008, the appellate court reduced the total award to $1.9 million, and MasTec requested a rehearing, which was denied by the appellate court. In February 2009, the parties settled the dispute for $1.6 million. A portion of the settlement will be reimbursed by insurance.

MasTec filed a lawsuit against Consolidated Edison, Inc., Consolidated Edison Company of New York, Inc. and Con Edison Communications, Inc. (collectively, “Con Edison”) in May 2002 in connection with a telecommunication project MasTec worked on for Telergy, Inc. (“Telergy”). The lawsuit alleges that Con Edison directly interfered with MasTec’s work for Telergy and that this interference resulted in Telergy’s bankruptcy and resulted in Con Edison obtaining MasTec’s work on the Telergy project without paying for it. MasTec seeks in excess of $40 million from Con Edison. Discovery in the matter is ongoing.

In April 2006, MasTec settled, without payment to the plaintiffs by MasTec, several complaints for purported securities class actions filed against MasTec and certain officers in the second quarter of 2004. As part of the settlement, MasTec’s excess insurance carrier retained rights to seek reimbursement of up to $2.0 million from MasTec based on its claim that notice was not properly given under the policy. Upon exhausting MasTec’s legal recourse, MasTec paid the insurance carrier $2 million to resolve the dispute. MasTec is now vigorously pursuing claims against Aon Risk Services, Inc. of Florida, the insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to $1.3 million, which is recorded in other current assets on its consolidated balance sheet at December 31, 2008.

Non-legacy Litigation

In July 2008, MasTec filed a claim in arbitration against Credit Suisse Securities (USA) LLC (“Credit Suisse”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by Credit Suisse to MasTec of certain auction rate securities in the aggregate principal amount of $33.7 million. MasTec is seeking, among other relief, rescission of the purchase of the auction rate securities. Credit Suisse responded denying MasTec’s claims. The matter is currently in the discovery stage, and the arbitration is expected to occur in May 2009.

In addition to the matters discussed above, MasTec is also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $13.2 million at December 31, 2008. A charge of $3.5 million was recorded for the year ended December 31, 2008 with respect to these matters. See Note 17 — Commitments and Contingencies in the Notes to Consolidated Financial Statements and “Item 1A — Risk Factors — Risks Related to Our Business — Claims, lawsuits and proceedings could reduce profitability and liquidity and weaken our financial conditions.”

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MTZ”. The following table sets forth, for the quarters indicated, the high and low sale prices of our common stock, as reported by the New York Stock Exchange.

	Year Ended December 31,
	2008		2007
	High	Low	High	Low

First Quarter	$9.57	$7.12	$12.40	$10.60
Second Quarter	$11.85	$7.37	$16.25	$10.84
Third Quarter	$15.64	$9.79	$16.10	$12.02
Fourth Quarter	$12.85	$6.19	$16.00	$8.68

Holders.  As of February 25, 2009, there were 3,582 shareholders of record of our common stock.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500) our Peer Group, comprised of Dycom Industries, Inc., Quanta Services, Inc. and Pike Electric, Inc.

The graph assumes an investment of $100 in our common stock and each of the respective indices, for the period from December 31, 2003 to December 31, 2008. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MasTec, Inc., The S&P 500 Index
And A Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Purchases of MasTec Stock.  We did not repurchase any shares of our common stock during the year ended December 31, 2008.

Item 6.	Selected Financial Data

The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See Note 4 — Acquisitions in the Notes to Consolidated Financial Statements. All periods presented reflect our Canadian operations and state Department of Transportation projects as Discontinued Operations. The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data
Revenue	$1,378,663	$1,037,779	$940,421	$838,663	$795,510
Costs of revenue, excluding depreciation	$1,180,310	$891,606	$808,142	$722,427	$703,817
Income (loss) from continuing operations	$66,602	$6,283	$40,050	$21,331	$(11,504)
Loss from discontinued operations, net of tax	$(814)	$(13,611)	$(90,398)	$(35,947)	$(37,933)
Net income (loss)	$65,788	$(7,328)	$(50,348)	$(14,616)	$(49,437)
Basic net income (loss) per share:
Continuing operations	$0.98	$0.10	$0.63	$0.44	$(0.24)
Discontinued operations	$(0.01)	$(0.21)	$(1.42)	$(0.73)	$(0.78)
Total basic net income (loss) per share	$0.97	$(0.11)	$(0.79)	$(0.30)	$(1.02)
Diluted net income (loss) per share:
Continuing operations	$0.97	$0.09	$0.62	$0.43	$(0.24)
Discontinued operations	$(0.01)	$(0.20)	$(1.39)	$(0.72)	$(0.78)
Total diluted net income (loss) per share	$0.96	$(0.11)	$(0.77)	$(0.29)	$(1.02)

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data
Working capital	$105,317	$163,812	$164,042	$135,742	$134,810
Property and equipment, net	$158,013	$81,939	$61,212	$47,513	$62,966
Total assets	$1,090,897	$710,749	$646,113	$584,837	$600,870
Total debt	$304,338	$162,973	$130,176	$200,370	$196,110
Total shareholders’ equity	$443,090	$314,565	$304,711	$179,603	$191,153

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We, or our predecessor companies, have been in business for over 70 years. We offer our services primarily under the MasTec service mark and operate through a network of approximately 200 locations and approximately 8,400 employees as of December 31, 2008. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We have continued our diversification and expansion strategy through several recent acquisitions which have expanded our service offerings to customers. During 2007 and 2008, we acquired the remaining ownership interest in GlobeTec Construction, LLC. GlobeTec is involved in the construction and maintenance of water and sewer pipelines and projects. In October 2007, we acquired Three Phase Line Construction, Inc., which is involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states and has a largely unionized workforce which is required for some projects. In December 2007, we acquired certain assets of Power Partners, LLC, which is an electrical utility contractor specializing in wind farm electrical system design and construction. In May 2008, we acquired Pumpco, Inc., which is a mid-stream natural gas pipeline construction company. In July 2008, we acquired certain assets of Nsoro, LLC, which specializes in wireless network design, construction, upgrade and maintenance. Finally, in December 2008, we acquired all of the outstanding shares of Wanzek Construction, Inc., a construction company focusing on wind farm, heavy civil and industrial and infrastructure construction. See Note 4 — Acquisitions in the Notes to Consolidated Financial Statements.

The Company entered into an amended and restated Senior Secured Credit Facility effective July 29, 2008, which expires May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210 million, subject to certain restrictions. The maximum available borrowing may be increased to $260 million if certain conditions are met.

Revenue

We provide services to our customers which are companies in the communications and utilities industries as well as government customers.

Revenue for customers in these industries is as follows:

	Year Ended December 31,
	2008		2007		2006
	(In thousands)

Communications	$865,499	63%	$766,184	74%	$684,217	73%
Utilities	447,217	32%	221,240	21%	217,947	23%
Government	65,947	5%	50,355	5%	38,257	4%

	$1,378,663	100%	$1,037,779	100%	$940,421	100%

A significant portion of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other agreements is typically generated by work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and to a lesser extent upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice.

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

Revenue by type of contract is as follows:

	Year Ended December 31,
	2008		2007		2006
	(In thousands)

Master service and other service agreements	$846,025	61%	$776,853	75%	$698,867	74%
Installation/construction projects agreements	532,638	39%	260,926	25%	241,554	26%

	$1,378,663	100%	$1,037,779	100%	$940,421	100%

Costs of Revenue

Our costs of revenue include the costs of providing services or completing the projects under our contracts including operations payroll and benefits, fuel, subcontractor costs, equipment rental, materials not provided by our customers, and insurance. Profitability will be reduced if the actual costs to complete each unit exceed original estimates on fixed price service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract.

In certain circumstances our customers supply materials such as cable, conduit and telephone equipment and determine the specifications of the materials that are to be utilized to perform installation/construction services. In cases in which our customers retain the financial and performance risk of all customer furnished materials, these materials are not included in our revenue and cost of sales.

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

In April 2007, we sold substantially all of our Canadian operations for approximately $1.0 million. In connection therewith, we recorded a non-cash impairment charge of $0.6 million, including $0.4 million reduction in the carrying amount of goodwill. See Note 20 — Discontinued Operations in the Notes to Consolidated Financial

Statements. The financial information for all periods presented in this annual report on Form 10-K reflects the above operations as discontinued operations.

Financial Metrics

Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators include:

•	revenue and profitability on an individual project basis;

•	monthly, quarterly and annual changes in revenue on an individual project basis;

•	revenues by customer;

•	costs of revenue, and general and administrative expenses as percentages of revenue;

•	days sales outstanding;

•	interest and debt service coverage ratios;

•	safety results and productivity; and

•	customer service metrics on an individual project basis.

We analyze this information periodically through operating reviews which include detailed discussions of, proposed investments in new business opportunities or property and equipment and integration and cost reduction efforts. Measuring these key performance indicators is an important tool that our management uses to make operational decisions. These tools enable our management to make more informed, better and quicker decisions about the allocation of costs and resources which, we believe, can help us improve our performance.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, securities available for sale, goodwill and intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

We believe the following accounting policies are the most critical in the preparation of the Company’s consolidated financial statements as they are both important to the portrayal of the Company’s financial condition and they require significant or complex judgment and estimates on the part of management. Refer to Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further description of the Company’s significant accounting policies.

The Company’s critical accounting policies are reviewed frequently with the Audit Committee of the Board of Directors.

Revenue Recognition

Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Services are also performed under master and other service agreements billed on a fixed fee basis. Under our fixed fee master service and similar type service agreements, we furnish various specified units of service for a separate fixed price per unit of service. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates.

In addition to master and other service agreements, we enter into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Our profitability will be reduced if the actual costs to complete each unit exceed our original estimates. The full amount of any estimated loss on these projects is immediately recognized if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units.

We also enter into fixed price, long-term installation/construction contracts that primarily require the construction and installation of an entire infrastructure system. We recognize revenue and related costs as work progresses on these contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We estimate total project costs and profit to be earned on each fixed-price, long-term contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based upon the professional knowledge and experience of our project managers and financial professionals. Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and costs of operation of capital equipment (excluding depreciation). Factors that we consider in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements are factors that impact management’s assessment of the total estimated costs to complete these contracts and therefore, may result in revisions to costs and income. If actual results significantly differ from our estimates used for revenue recognition and claim assessments, our financial condition and results of operations could be materially impacted.

In certain circumstances, our customers determine the specification and supply materials such as cable, conduit and telephone equipment. Customer-furnished materials for which the customer retains the financial and performance risk associated with these materials are not included in revenue and cost of sales.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable, on a regular basis, based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If our estimates of the collectability of accounts receivable change, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability.

Our estimates for our allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or the industries we serve. We continue to monitor the economic environment and its impact on our customers to proactively manage accounts receivable aging and collections and to evaluate our allowance for doubtful accounts.

We recorded total provisions against earnings for doubtful accounts of $3.5 million, $17.5 million and $10.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively, of which $0.9 million, $14.1 million and $7.9 million, respectively, resulted from anticipated legal settlement and discontinued operations in our consolidated statements of operations for those periods.

Securities Available-for-Sale

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

The Company’s securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of floating rate international bank notes or credit card receivable notes with investment grade credit ratings by one or more of the major credit rating agencies, and credit default swap agreements on corporate debt obligations. These auction-rate securities are accounted for as securities available for sale at fair value, and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company’s estimate of fair value is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

At December 31, 2008, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under SFAS 157). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting the securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Management is uncertain at this time as to when the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified the book value of these securities as long-term assets since June 30, 2008. Additionally, management is uncertain at this time as to when the Company will be able to exit these investments at their par value or whether additional temporary or other than temporary impairment related to these investments will be incurred in the future. The estimated fair value of securities available for sale totaled $20.6 million at December 31, 2008.

Valuation of Goodwill and Intangible Assets

In accordance with SFAS No. 142, we conduct, on at least an annual basis, a review of our reporting units to determine whether the carrying values of goodwill exceed the fair market value using a discounted cash flow methodology for each unit. Should this be the case, the value of our goodwill may be impaired and written down. This impairment analysis requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the net assets of the Company’s reporting units substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge related to goodwill and intangible assets. However, we could record additional impairment losses if, in the future, profitability and cash flows of our reporting entities decline to the point where the carrying value of those units exceed their market value. See “Item 1A. Risk Factors — We may incur goodwill impairment charges in our reporting entities which could harm our profitability.”

In connection with our decision to sell substantially all of our Canadian operations, we wrote off goodwill associated with this entity in amount of $0.4 million for the year ended December 31, 2007.

Insurance Reserves

We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to per claim deductibles of $350,000. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the present value of those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We continue to work with our insurance carriers to resolve claims more quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. In addition, known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are booked in the reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate.

Income Taxes

Tax valuation allowances are established to reduce tax assets, such as tax loss carryforwards, to net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. As a result of our historical operating losses, we have recorded valuation allowances aggregating $24.2 million and $47.9 million as of December 31, 2008 and 2007, respectively, to reduce certain of our net deferred federal, foreign and state tax assets to their estimated net realizable value.

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

2009 Outlook

We believe we have significant market opportunities in 2009 in five areas:

Alternative and Renewable Energy Projects — we believe this market will continue to grow in 2009 and we have made acquisitions to expand our capabilities in this area, where our primary focus is the construction of wind farms and related infrastructure. The increasing regulatory mandates for electricity generation from alternative and renewable sources and the Stimulus Act, which calls for expansion of domestic renewable energy sources through tax incentives and loan guarantees, should provide our wind farm business with the potential for sustained growth.

Work for Electrical Grid Upgrades — we believe that the nation’s electrical grid, which routinely encounters capacity and reliability issues, will be expanded, modernized and upgraded in coming years. Also, renewable energy which is often generated in remote areas will require a significant investment in new transmission and substation assets in order to deliver this power to population and industrial centers with high electrical power demand. The Stimulus Act allocates $11 billion for modernization and expansion of the national electrical grid. Additionally, we believe that customer cost and labor conditions are making it increasingly attractive for utilities to outsource their construction and maintenance activities.

Wireless and Fiber Communications Network Upgrades — we believe certain wireless and wire line communications networks upgrades will grow in 2009 and that the Regional Bell Operating Companies, or RBOCs, and other communications companies, will continue to enhance their capabilities in these areas which could increase the demand for our services. We have made a recent acquisition to expand our capabilities in wireless construction. Additionally, the Stimulus Act allocates $7.2 billion for the development of broadband facilities throughout the U.S and the expansion of broadband access into areas that are currently not served by high-speed data networks.

Natural Gas Pipelines — we believe that demand for clean-burning natural gas will grow in future years and that new drilling and production of natural gas to support this demand will provide increase opportunities for our gas gathering, gas compression, gas treatment and mid-stream gas pipeline construction operations. We have made a recent acquisition to expand our capabilities in these areas.

Install to the Home — we believe the increased number of DIRECTV® subscribers and expansion of high definition video programming provide us with the opportunity to provide installation, upgrade and maintenance services for new and existing customers. Also, AT&T began a co-marketing agreement with DIRECTV® on February 1, 2009 in which they bundle DIRECTV® services with their voice and data services in numerous markets exclusively serviced by us. Additionally, our expertise in home installation provides opportunities to offer similar, or unrelated, installation services for new customers.

Our 2009 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-looking Statements”, “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Comparisons of Fiscal Year Results

The components of our consolidated statements of operations, expressed in dollars (in thousands) and as a percentage of revenue, are set forth in the following table. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See Note 4 — Acquisitions in the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2008		2007		2006

Revenue	$1,378,663	100.0%	$1,037,779	100.0%	$940,421	100.0%
Costs of revenue, excluding depreciation	1,180,310	85.6	891,606	85.9	808,142	85.9
Depreciation and amortization	28,465	2.1	18,088	1.7	15,437	1.6
General and administrative expenses	88,585	6.4	113,623	11.0	72,406	7.7
Interest expense, net of interest income	14,758	1.1	9,236	0.9	10,083	1.1
Other (income) expense, net	(927)	(0.1)	(3,516)	(0.3)	(7,991)	(0.8)

Income from continuing operations before income taxes and minority interest	67,472	4.9	8,742	0.8	42,344	4.5
Income taxes	(870)	(0.1)	—	—	—	—
Minority interest	—	—	(2,459)	(0.2)	(2,294)	(0.2)

Income from continuing operations	66,602	4.8	6,283	0.6	40,050	4.3
Loss from discontinued operations	(814)	(0.0)	(13,611)	(1.3)	(90,398)	(9.6)

Net income (loss)	$65,788	4.8%	$(7,328)	(0.7)%	$(50,348)	(5.3)%

The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Comparison of Years Ended December 31, 2008 and 2007

Revenue.  Revenue was $1,378.7 million for the year ended December 31, 2008, compared to $1,037.8 million in 2007, representing an increase of $340.9 million or 33%. Of the total increase, 19% was primarily related to wireless, natural gas pipeline, wind farm and other utilities projects resulting from our recent acquisitions of Wanzek, Nsoro, Pumpco and Three Phase Line Construction. The remaining increase of 14% was driven by growth in the Company’s legacy utilities and communications projects, as well as organic growth in Power Partners. Key customers driving growth in 2008 include AT&T, Tetra Tech, Energy Transfer Company, Oncor, M. A. Mortenson, Verizon and DIRECTV®.

Costs of Revenue.  Costs of revenue were $1,180.3 million or 85.6% of revenue in 2008, compared to $891.6 or 85.9% of revenue in 2007. The dollar increase is driven by our revenue growth as discussed above. As a percentage of revenue, cost of revenue in 2008 decreased 30 basis points primarily resulting from productivity gains and savings in labor costs, partially offset by higher materials costs, and reflects the overall similarity in margins between our acquisitions and legacy projects.

Depreciation and Amortization.  Depreciation was $24.8 million in 2008 compared to $17.0 million in 2007, representing an increase of $7.8 million or 46%. The increase was due primarily to depreciation associated with recent acquisitions, particularly Pumpco and Three Phase Line Construction with the balance resulting from capital expenditures during 2007 and 2008 to purchase or lease machinery and equipment to support our growth. Amortization expense was $3.7 million for in 2008 compared to $1.1 million in 2007, representing an increase of $2.6 million or 236% due to the amortization of intangibles related to the acquisitions of Wanzek, Nsoro, Pumpco, Power Partners and Three Phase Line Construction.

General and Administrative Expenses.  General and administrative expenses were $88.6 million or 6.4% of revenue in 2008, compared to $113.6 million or 11.0% of revenue in 2007. General and administrative expenses in 2007 included a charge of $38.6 million (of the total $39.3 million in total charges) related to legacy legal cases, disputes and other contingencies, including litigation and other disputes involving accounts receivable. Excluding this charge, general and administrative expenses would have been $75.0 million or 7.2% of revenue in 2007. This 80 basis point decrease in general and administrative expenses as a percent of revenue (excluding the 2007 legacy legal charge) was primarily due to lower employee compensation costs due to scale and productivity gains and reduced outside legal fees as the legacy legal cases wind down, partially offset by charges totaling $3.5 million related to legacy legal settlements and an incremental charge of $2.5 million related to the compensation settlement for the Company’s former CEO in 2008.

Interest expense, net.  Interest expense, net of interest income was $14.8 million in 2008 compared to $9.2 million in 2007, representing an increase of $5.6 million or 61%. This increase was the result of a decline in interest income due to reduced interest rates and lower cash balances as well as higher interest expense on higher debt balances, driven by cash paid and debt incurred in connection with recent acquisitions and in support of our growing business.

Other income, net.  Other income, net was $0.9 million in 2008, compared to $3.5 million in 2007, representing a decrease of $2.6 million primarily due to lower gains on sales of property and equipment. We recognized gains on asset sales of approximately $0.7 million during the year ended December 31, 2008, compared to $3.1 million during the year ended December 31, 2007, including a $2.5 million gain on the sale of property.

Provision for income taxes.  The provision for income taxes in 2008 of $0.9 million represents state and local taxes for recently acquired companies in jurisdictions in which MasTec does not have an offsetting net operating loss position. Both 2008 and 2007 benefited from the utilization of net operating loss carryforwards. We expect a substantial increase in the tax rate and provision for income taxes in 2009 as these carryforwards will be fully utilized during the year.

Minority interest.  In the year ended December 31, 2007, the Company recorded $2.5 million in minority interest expense related to GlobeTec as we owned 51% of this entity. In 2008, we acquired the remaining interest and accordingly, we owned 100% of this entity. As such, there was no minority interest charge during this period.

Discontinued operations.  The loss from discontinued operations in 2008 of $0.8 million was primarily related to our Canadian operations. The year ended December 31, 2007 included $12.3 million in losses related to our state Department of Transportation projects and assets and $1.3 million in losses related to our Canadian operations, both of which were disposed of during 2007.

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  Revenue was $1,037.8 million for the year ended December 31, 2007, compared to $940.4 million for the same period in 2006, representing an increase of $97.4 million or 10.4%. The increase from 2006 to 2007 was due primarily to higher revenue of approximately $104.5 million from DIRECTV®. The DIRECTV® increase was primarily due to subscriber activations from our February 2007 acquisition of DirectStar and an increase in the number of work orders. Revenue from Verizon increased by $16.8 million, mainly due to higher volume of work orders. We also experienced increases in revenues from American Electric Power, the City of Ft. Lauderdale and XTO Energy in amounts of $8.4 million, $7.2 million, and $6.3 million, respectively, when compared to the prior year. These increases were partially offset by a decrease in revenue of $25.6 million from AT&T, a decrease in revenue of $11.3 million from Florida Power and Light due to termination of unprofitable contracts, and a decrease in revenue for Comcast Cable Communications, Inc. of $8.3 million.

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

General and administrative expenses.  General and administrative expenses were $113.6 million or 10.9% of revenue for the year ended December 31, 2007, compared to $72.4 million or 7.7% of revenue for the same period in 2006, representing an increase of $41.2 million. The increase in general and administrative expenses was mainly attributable to $38.6 million of the $39.3 million of expenses recorded during 2007 related to actual or expected settlement of legal cases, disputes and other contingencies, including litigation and other disputes related to accounts receivables. Excluding the impact of the $38.6 million of expenses recorded during 2007, general and administrative expense for the year ended December 31, 2007 would have been $75.0 million or 7.2% of revenue as compared to the $72.4 million, or 7.7% of revenue in 2006.

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

Other income, net.  Other income was $3.5 million or 0.3% of revenue for the year ended December 31, 2007, compared to $8.0 million or 0.8% of revenue for year ended December 31, 2006, representing a decrease of $4.5 million. The decrease is mainly due to a $5.7 million reduction in income earned during 2007 from our ownership in an equity investment. As discussed in Note 4 -Acquisitions in the Notes to Consolidated Financial Statements, effective February 1, 2007, we acquired the remaining 51% interest in DirectStar and consolidated the results of this entity. As such, beginning February 1, 2007, no equity income was recorded for this entity as its results of operations are consolidated, whereas for the year ended December 31, 2006, we recorded $5.8 million in equity income related to this entity. This decrease in other income is partially offset by an increase of $1.0 million in gains on sale of property and equipment, from $2.1 million for the year ended December 31, 2006 to $3.1 million for the year ended December 31, 2007.

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

Minority interest.  Minority interest for GlobeTec Construction resulted in a charge of $2.5 million for the year ended December 31, 2007, compared to a charge of $2.3 million for the same period in 2006, representing an increase of $0.2 million. GlobeTec experienced an increase in business profits during 2007 compared to 2006, however, we also increased our ownership interest in GlobeTec acquiring an additional 45% equity interest during the year ended December 31, 2007. The net effect of the increase in profits and increase in ownership resulted in a slight increase in the minority interest charge for 2007. See Note 4 — Acquisitions in the Notes to Consolidated Financial Statements.

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

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances.

Credit Facility

We amended and restated our Senior Secured Credit Facility effective July 29, 2008, expiring May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210 million, subject to certain restrictions. The maximum available borrowing may be increased to $260 million if certain conditions are met.

As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At December 31, 2008 and 2007, net availability under the Credit Facility totaled $82.2 million and $44.0 million, respectively, net of outstanding standby letters of credit aggregating $82.4 million and $86.4 million in each period, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At December 31, 2008 and 2007, we had outstanding cash draws of $42.5 million and $0 under the Credit Facility, respectively. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.0% and 3.0%, depending on certain financial thresholds. At December 31, 2008, the margin over LIBOR is 2.50% and the margin over the base rate was 1.25%. The Credit Facility includes an unused facility fee ranging from 0.375% to 0.5% based on usage. The weighted average interest rate on the Credit Facility at December 31, 2008 is 3.96%.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility. At December 31, 2008, we were in compliance with all provisions and covenants of the Credit Facility.

Based upon the current availability under our Credit Facility, liquidity and projections for 2009, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements throughout 2009. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our 2009 projections and this may adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge coverage ratio in the future.

On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017 with semi-annual interest payments of approximately $5.7 million. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur the following additional indebtedness among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if our fixed charge coverage ratio, as defined, is at least 2:1. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of our consolidated net assets, as defined, at any time the senior notes remain outstanding.

In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations. In connection with the acquisition of Nsoro, we assumed approximately $12 million in indebtedness, which was subsequently repaid during the third quarter. In connection with the acquisition of Wanzek, we entered into an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 and also assumed approximately $15 million of Wanzek’s debt. See Notes 4 — Acquisitions and Note 10 — Debt in the Notes to Consolidated Financial Statements for further discussion.

Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. We estimate we will spend between $40 million and $49 million per year on capital expenditures. This increase versus our historic levels of capital expenditures is due, in part, to the equipment intensive nature and recent growth of Wanzek’s and Pumpco’s businesses. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment, and we expect to generate proceeds from these sales. Additionally, we have made certain acquisitions and have agreed to pay certain of the sellers earn-out payments generally based on the future performance of the investment or acquired business. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the years ended December 31, 2008 and 2007, we made cash payments of $11.4 million and $3.0 million, respectively, related to such earn-out obligations.

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

We anticipate that funds generated from continuing operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of December 31, 2008, we had $105.3 million in working capital, defined as current assets less current liabilities, compared to $163.8 million as of December 31, 2007. This decrease was due to lower cash balances driven by amounts paid in connection with recent acquisitions and the reclassification of our auction rate securities to long-term assets. Cash and cash equivalents, including approximately $18.1 million of restricted cash, decreased from $74.3 million at December 31, 2007 to $47.3 million at December 31, 2008 primarily due to $123.8 million paid for acquisitions and earn-out payments during 2008 partially offset by improved earnings and net proceeds from borrowings under the Credit Facility, equipment term loan and other equipment notes, as well as $15.5 million in net proceeds from the sale of auction rate securities classified as securities available for sale in our balance sheet.

Sources and uses of cash are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net cash provided by operating activities	$58.2	$68.7	$46.4
Net cash used in investing activities	$(142.0)	$(62.5)	$(94.7)
Net cash provided by financing activities	$57.0	$32.8	$81.8

Net cash provided by operating activities was $58.2 million for the year ended December 31, 2008 as improved earnings adjusted for non-cash items such as higher depreciation and amortization were partially offset by increased receivables and inventories, the impact of timing of payments to vendors and changes in other accrued liabilities, including payments of approximately $9 million related to the resolution of legacy legal litigation. Net cash provided by operating activities was $68.7 million during the year ended December 31, 2007 and was primarily related to the sources of cash from other assets and liabilities, inventory management and the timing of cash payments related to our accrued expenses including the $39.3 million charge recorded for legacy legal cases, disputes and other contingencies, including litigation and other disputes involving accounts receivable.

Net cash used in investing activities was $142.0 million for the year ended December 31, 2008 and was driven by $123.8 million used in connection with acquisitions and earn-out payments, net of cash acquired, and $35.0 million used for capital expenditures, partially offset by net proceeds of $15.5 million from the sales and purchases of auction rate securities. Net cash used in investing activities during the year ended December 31, 2007 was $62.5 million and was primarily related to $35.4 million used in connection with acquisitions made net, of cash acquired, and $32.1 million used for capital expenditures offset by $4.2 million in net proceeds from sales and purchases of auction rate securities.

Net cash provided by financing activities was $57.0 million for the year ended December 31, 2008 compared to $32.8 million net cash provided by financing activities for the year ended December 31, 2007. Net cash provided by financing activities in 2008, consisted primarily of net proceeds from borrowings under the Credit Facility of $42.5 million and other borrowings including the equipment term loan in connection with the acquisition of

Pumpco (see Note 4 — Acquisitions in the Notes to Consolidated Financial Statements). Net cash provided by financing activities in the year ended December 31, 2007, consisted primarily of the proceeds from the issuance of $150.0 million 7.625% senior notes in January 2007 and $13.9 million in proceeds from stock option exercises, partially offset by the redemption of $121.0 million 7.75% senior subordinated notes in March 2007 and $4.1 million in payments of financing costs.

Additionally, non-cash financing items include the 8% convertible note for $55 million and 7.5 million shares of common stock issued in connection with the acquisition of Wanzek (see Note 4 — Acquisitions in the Notes to Consolidated Financial Statements).

The Company’s securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 11%. All of these auction rate securities carry investment grade ratings from one or more of the major credit rating agencies, and the Company continues to earn and collect interest on these securities.

Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Management has the intent and believes the Company has the ability to hold these securities until they can be sold at par value. Management is uncertain at this time as to when the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified the book value of these securities as long-term assets since June 30, 2008. Management is uncertain at this time as to when the Company will be able to exit these investments at their par value or whether additional temporary or other-than-temporary impairment related to these investments will be incurred in the future.

As of December 31, 2008, we hold $33.7 million in par value of these auction rate securities, with a fair value and carrying value of $20.6 million, net of a $13.1 million unrealized loss. While the investments are of a high credit quality, at this time we are uncertain when the liquidity issues associated with these investments will improve and when we will be able to exit these investments at their par value. We currently anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We continue to monitor this situation. See Note 6 — Securities Available for Sale in the Notes to Consolidated Financial Statements.

Certain of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2008, the estimated cost to complete on our $485.6 million performance and payment bonds was approximately $68.3 million.

The following table sets forth our contractual obligations as of December 31, 2008 during the periods indicated below (in thousands):

		Payments Due By Period
					More than
Contractual		Less than	1-3	3-5	5 Years and
Obligations(1)	Total	1 Year	Years	Years	Thereafter

Senior notes	$150,000	$—	$—	$—	$150,000
Line of credit outstanding	42,468	—	—	—	42,468
Convertible notes	55,000	—	—	55,000	—
Equipment term loan	20,243	4,052	9,010	7,181	—
Notes payable for equipment	25,614	10,310	11,311	3,809	184
Earn-out obligations(2)	14,701	14,701	—	—	—
Capital leases	11,013	2,522	5,643	2,720	128
Operating leases	74,447	24,746	28,846	15,064	5,791
Legal settlement(3)	8,700	8,700	—	—	—
Executive life insurance	14,399	1,134	2,269	2,269	8,727

Total	$416,585	$66,165	$57,079	$86,043	$207,298

(1)	Amounts do not include interest payments.

(2)	Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations which are presently quantifiable.

(3)	In April 2008, we entered into a definitive settlement agreement to settle our dispute with Coos County, which provides for two payments of $4.35 million each, totaling $8.7 million. See Note 17 — Commitments and Contingencies.

Off-balance sheet arrangements.  We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our credit facility and amounted to $82.4 million at December 31, 2008 of which $66.2 million were related to our insurance programs.

Certain of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At December 31, 2008, the cost to complete on our $485.6 million performance and payment bonds was $68.3 million.

Seasonality

The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. We expect this pattern to be more dramatic in the future as a greater proportion of our projects are in northern climates due to our recent acquisitions. As a result we experience reduced revenue in the first quarter and, to a lesser extent, in the fourth quarter, of each calendar year.

Impact of Inflation

The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2008, 2007 or 2006. To a lesser extent, we are also affected by changes in fuel costs which increased significantly in the first three quarters of 2008 and in 2007.

Recently Issued Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in “Item 8. Financial Statements and Supplementary Data.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Approximately 14% of our outstanding debt at December 31, 2008 was subject to variable interest rates, including $42.5 million outstanding under our Credit Facility at December 31, 2008. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.00% and 3.00%, depending on certain financial thresholds. At December 31, 2008, the margin over LIBOR was 2.50% and the margin over the base rate was 1.25%. Based upon debt balances outstanding at December 31, 2008, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.

The remainder of our debt has fixed interest rates. Our fixed interest rate debt primarily includes $150.0 million (face value) in senior notes, $55.0 million (face value) in convertible notes issued in connection with the Wanzek acquisition, and a $22.5 million equipment term loan issued in connection with the Pumpco acquisition. The fair market value of the senior notes at December 31, 2008 was $112.4 million.

Foreign Currency Risk

Previously, we had an investment in a subsidiary in Canada and sold our services into this foreign market. On April 10, 2007, we sold substantially all of our Canadian operations, and any remaining currency risk is minimal. The operations in Canada have been accounted for as discontinued operations for all periods presented.

Auction Rate Securities

The Company’s securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 11%. The current credit crisis and economic downturn increases both the illiquidity and default risks of these securities. See Note 6 — Securities Available for Sale in the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of MasTec, Inc.

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three years then ended. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Certified Public Accountants

Miami, Florida
March 2, 2009

MASTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$1,378,663	$1,037,779	$940,421
Costs of revenue, excluding depreciation	1,180,310	891,606	808,142
Depreciation and amortization	28,465	18,088	15,437
General and administrative expenses, including non-cash stock compensation expenses of $3,731, $5,555 and $7,401, respectively	88,585	113,623	72,406
Interest expense, net of interest income	14,758	9,236	10,083
Other (income) expense, net	(927)	(3,516)	(7,991)

Income from continuing operations before income taxes and minority interest	67,472	8,742	42,344
Income taxes	(870)	—	—
Minority Interest	—	(2,459)	(2,294)

Income from continuing operations	66,602	6,283	40,050
Loss from discontinued operations, net of tax	(814)	(13,611)	(90,398)

Net income (loss)	$65,788	$(7,328)	$(50,348)

Basic net income (loss) income per share:
Continuing operations	$0.98	$0.10	$0.63
Discontinued operations	(0.01)	(0.21)	(1.42)

Total basic net income (loss) per share	$0.97	$(0.11)	$(0.79)

Basic weighted average common shares outstanding	67,983	66,147	63,574

Diluted net income (loss) income per share:
Continuing operations	$0.97	$0.09	$0.62
Discontinued operations	(0.01)	(0.20)	(1.39)

Total diluted net income (loss) per share	$0.96	$(0.11)	$(0.77)

Diluted weighted average common shares outstanding	68,916	67,626	65,119

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 at both December 31, 2008 and December 31, 2007	$47,263	$74,288
Securities available for sale	—	44,360
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	327,382	160,089
Inventories	32,769	32,402
Deferred tax asset	5,945	26,467
Prepaid expenses and other current assets	26,006	29,801

Total current assets	439,365	367,407
Property and equipment, net	158,013	81,939
Goodwill and other intangibles, net	420,604	202,829
Deferred taxes, net	25,165	30,386
Securities available for sale	20,580	—
Other assets	27,170	28,188

Total assets	$1,090,897	$710,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$16,884	$2,694
Accounts payable and other accrued expenses	192,407	133,861
Billings in excess of costs and earnings	57,720	6,142
Accrued legal settlement charges	13,212	21,269
Accrued insurance	17,297	16,645
Other current liabilities	36,528	22,984

Total current liabilities	334,048	203,595
Other liabilities	26,305	32,310
Long-term debt	287,454	160,279

Total liabilities	$647,807	396,184

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares — 5,000,000; issued and outstanding shares — none	$—	—
Common stock, $0.10 par value; authorized shares — 100,000,000; issued and outstanding shares — 75,454,565 and 67,174,171 shares at December 31, 2008 and December 31, 2007, respectively	7,545	6,717
Capital surplus	622,745	552,491
Accumulated deficit	(173,788)	(239,576)
Accumulated other comprehensive loss	(13,412)	(5,067)

Total shareholders’ equity	443,090	314,565

Total liabilities and shareholders’ equity	$1,090,897	$710,749

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
	(In thousands)

Balance December 31, 2005	49,222	4,922	356,131	(181,900)	450	179,603

Net loss	—	—	—	(50,348)	—	(50,348)
Foreign currency translation adjustment	—	—	—	—	(188)	(188)

Comprehensive loss for period						(50,536)

Non cash stock compensation	—	—	7,643	—	—	7,643
Issuance of common stock from public offerings	14,375	1,438	155,027	—	—	156,465
Issuance of common stock for acquisition	637	64	6,824	—	—	6,888
Stock issued, primarily for stock options exercised	948	94	4,554	—	—	4,648

Balance December 31, 2006	65,182	6,518	530,179	(232,248)	262	304,711

Net loss				(7,328)		(7,328)
Foreign currency translation adjustment	—	—	—	—	(539)	(539)
Unrealized loss from securities available for sale	—	—	—	—	(4,790)	(4,790)

Comprehensive loss for period						(12,657)

Non cash stock compensation	—	—	5,530	—	—	5,530
Issuance of common stock from public offerings	300	30	3,031	—	—	3,061
Issuance of common stock for acquisition
Stock issued, primarily for stock options exercised	1,692	169	13,751	—	—	13,920

Balance December 31, 2007	67,174	6,717	552,491	(239,576)	(5,067)	314,565

Net income	—	—	—	65,788	—	65,788
Foreign currency translation adjustment	—	—	—	—	(67)	(67)
Unrealized loss from securities available for sale	—	—	—	—	(8,278)	(8,278)

Comprehensive income for period	—	—	—	—	—	57,443

Non cash stock compensation	—	—	3,731	—	—	3,731
Issuance of common stock for acquisition	7,500	750	58,500	—	—	59,250
Stock issued, primarily for stock options exercised	781	78	8,023	—	—	8,101

Balance December 31, 2008	75,455	$7,545	$622,745	$(173,788)	$(13,412)	$443,090

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$65,788	$(7,328)	$(50,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,465	18,088	15,437
Impairment of goodwill and assets	—	328	44,545
Non-cash stock-based compensation expense	3,731	5,555	7,643
Gain on disposal of assets and investments	(673)	(2,854)	(2,306)
Provision for doubtful accounts	3,482	17,473	9,960
Provision for losses on construction projects	711	267	3,075
Income from equity investment	—	(119)	(5,772)
Write-down of assets	—	—	280
Income tax refunds	—	515	861
Provision for inventory obsolescence	99	—	583
Minority interest	—	2,459	2,294
Changes in assets and liabilities net of effect of acquisitions:
Accounts receivable, unbilled revenue and retainage, net	(13,797)	991	4,172
Inventories	(8,859)	24,756	8,976
Other assets, current and non-current portion	12,302	7,728	23,502
Accounts payable and accrued expenses	(8,348)	(20,092)	(9,810)
Other accrued liabilities, current and non-current portion	(24,719)	20,931	(6,698)

Net cash provided by operating activities	58,182	68,698	46,394

Cash flows used in investing activities:
Capital expenditures	(35,015)	(32,135)	(22,283)
Cash paid for acquisitions and contingent consideration, net of cash acquired	(123,825)	(35,432)	(19,285)
Investments in unconsolidated companies	—	(1,025)	(4,680)
Investment in life insurance policies	(1,107)	(1,284)	(1,043)
Net proceeds from sale of assets and investments	2,459	3,223	6,177
Payments received from sub-leases	—	—	333
Purchases of securities available for sale	(16,437)	(565,854)	(473,747)
Proceeds from sale of securities available for sale	31,938	570,050	419,796

Net cash used in investing activities	(141,987)	(62,457)	(94,732)

Cash flows provided by financing activities:
Proceeds from credit facility	186,345	—	2,855
Repayments of credit facility	(143,877)	—	(7,009)
Proceeds from the issuance of senior notes	—	150,000	—
Repayments of senior subordinated notes	—	(121,000)	(75,000)
Proceeds from other borrowings	31,491	45	1,189
Repayments of other borrowings, net	(20,967)	(3,954)	(864)
Payments of capital lease obligations	(2,041)	(2,113)	(385)
Proceeds from issuance of common stock, net	—	—	156,465
Proceeds from stock option exercises	8,101	13,895	4,648
Payments of financing costs	(2,064)	(4,117)	(116)

Net cash provided by financing activities	56,988	32,756	81,783

Net (decrease) increase in cash and cash equivalents	(26,817)	38,997	33,445
Net effect of exchange rate changes on cash and cash equivalents	(208)	9	(187)
Cash and cash equivalents — beginning of period	74,288	35,282	2,024

Cash and cash equivalents — end of period	$47,263	$74,288	$35,282

Cash paid during the period for:
Interest	$13,898	$13,557	$13,876
Income taxes	$665	$275	$284
Supplemental non-cash disclosures:
Note to sellers of Wanzek	$55,000	—	—
Shares issued to sellers of Wanzek (7.5 million)	$59,250	—	—
Equipment acquired under capital lease	$880	$6,246	$8,635
Investment in unconsolidated companies	—	—	$925

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of the Business

MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to, electrical utility transmission and distribution, wind farm, other renewable energy and natural gas infrastructure, wireless, wireline, and satellite communication and water and sewer systems. MasTec’s primary customers are in the following industries: utilities (including wind farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including telephony, satellite television and cable television) and government (water and sewer, utilities and communications work on military bases).

Note 2 —	Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements:

Management estimates.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Key estimates include the recognition of revenue, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill, intangible assets and securities available for sale, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that MasTec believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results and values may differ from these estimates.

Principles of consolidation.  The accompanying financial statements include MasTec, Inc. and its subsidiaries. GlobeTec Construction, LLC (“GlobeTec”) was consolidated in all periods presented as the Company had at least a 51% controlling interest in this entity. Other parties’ interest in GlobeTec was reported as minority interest in the consolidated financial statements for the years ended December 31, 2006 and 2007. During 2007, the Company acquired an additional 45% ownership interest in GlobeTec, and during the first quarter of 2008, the remaining 4% interest in GlobeTec was acquired bringing MasTec’s ownership interest in this entity to 100%. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.  Certain reclassifications were made to the prior year financial statements in order to conform to the current period presentation.

Comprehensive income (loss).  Comprehensive income (loss) is a measure of net gain (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities available for sale in the years ended December 31, 2008, 2007 and 2006.

Revenue recognition.  Revenue and related costs for master and other service agreements billed on a time and materials basis are recognized as the services are rendered. Services are also performed under master and other service agreements billed on a fixed fee basis. Under fixed fee master service and similar type service agreements, MasTec furnishes various specified units of service for a separate fixed price per unit of service. For service agreements on a fixed fee basis, profitability will be reduced if the actual costs to complete each unit exceed original estimates.

In addition to master and other service agreements, the Company enters into contracts that require the installation or construction of specified units within an infrastructure system. Under these contracts, revenue is recognized at the contractually agreed price per unit as the units are completed and delivered. Profitability will

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be reduced if the actual costs to complete each unit exceed original estimates. The full amount of any estimated loss on these projects is immediately recognized if estimated costs to complete the remaining units for the project exceed the revenue to be earned on such units.

The Company also enters into fixed price, long-term installation/construction contracts that primarily require the construction and installation of an entire infrastructure system. Revenue and related costs are recognized as work progresses under these contracts using the percentage-of-completion method, as prescribed in AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” which requires the Company to estimate total project costs and profit to be earned on each long-term, fixed-price contract. MasTec’s process for estimating total costs is based upon the professional knowledge and experience of its project managers and financial professionals. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that contract costs incurred to date bear to estimated total contract costs. The full amount of any estimated loss on a contract is recognized at the time the estimates indicate such a loss.

In certain circumstances MasTec’s customers determine the specification and supply materials such as cable, conduit and telephone equipment. Customer-furnished materials for which the customer retains the financial and performance risk associated with these materials are not included in revenue and cost of sales.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis based on the aging of account balances, historical bad debt experience, customer concentrations, credit-worthiness, financial condition and credit reports, the availability of mechanic’s and other liens, the existence of payment bonds and other sources of payment, and current economic trends. An increase in the allowance for doubtful accounts is recorded when it is probable a receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible.

Cash and cash equivalents.  All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents stated at cost which approximates market value. Restricted cash related to collateral for letters of credit is also included in cash and cash equivalents.

Fair value of financial instruments.  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), the Company will defer the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, until January 1, 2009 and does not expect this adoption to have a material impact on the consolidated financial statements. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our fair value measurements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in inactive markets and provides guidance for evaluating and using observable and

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unobservable inputs in these circumstances. FSP FAS 157-3 is effective immediately and has been adopted by the Company in the preparation of the consolidated financial statements as of December 31, 2008.

The fair market value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, for which the fair value, based on management’s estimates, approximates their carrying values. At December 31, 2008, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. At December 31, 2008 and 2007, the estimated fair value of the Company’s outstanding senior notes was approximately $112 million and $142 million, respectively.

Securities available for sale.  Securities available-for-sale are accounted for in accordance with the provisions of SFAS No. 115, “Accounting For Certain Debt and Equity Securities.” Securities available-for-sale are recorded at fair value in accordance with SFAS 157, and temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with FASB Statement of Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” several factors are reviewed to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company’s securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of floating rate international bank notes or credit card receivable notes with investment grade credit ratings by one or more of the major credit rating agencies, and credit default swap agreements on corporate debt obligations. These auction-rate securities are accounted for as securities available for sale at fair value, and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company’s estimate of fair value is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. See Note 6 — Securities Available for Sale.

Inventories.  Inventories consist of materials and supplies for construction and install to the home projects, and are typically purchased on a project-by-project basis. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. The loss of the customer or the cancellation of the project could result in an impairment of the value of materials purchased for that customer or project. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances for each project and market conditions. There was no material obsolescence provision required in 2008 and 2007. During 2006, the Company recorded a provision for inventory obsolescence of approximately $0.6 million, included in loss from discontinued operations.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred costs.  Deferred financing costs related to the credit facility and the senior notes whose short and long-term portions are included in other current and non-current assets in the Consolidated Balance Sheets are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $4.2 million and $6.4 million at December 31, 2008 and 2007, respectively.

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

Valuation of Long-Lived Assets.  Management reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In analyzing potential impairment, management uses projections of future discounted cash flows from the assets. These projections are based on management’s view of growth rates for the related business, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values. Management believes that these estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value.

Valuation of Goodwill and Intangible Assets.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management conducts, on at least an annual basis, a review of the Company’s reporting entities to determine whether the carrying values of goodwill exceed the fair value using a discounted cash flow methodology for each entity. Should this be the case, the value of goodwill may be impaired and written down. Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular reporting unit. In addition, acquired intangible assets are required to be recognized and amortized over their useful lives if the benefit of the asset is based on contractual or legal rights.

Accrued insurance.  MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period. As of December 31, 2008 and December 31, 2007, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $39.9 million and $43.1 million,

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of which $24.2 million and $27.6 million was reflected within non-current other liabilities, respectively.

The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $350,000.

The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of December 31, 2008 and December 31, 2007, such letters of credit amounted to $66.2 million and $64.8 million, including $18 million of restricted cash at December 31, 2008 and 2007 collateralizing certain of these letters of credit. In addition, cash collateral posted amounted to $3.3 million as of the end of both periods, which is included in other assets.

Income taxes.  The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of our assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise a valuation allowance must be recorded to reduce this asset to its net realizable value. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that management determines that the Company may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.

Stock-based compensation.  Effective January 1, 2006, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), the Company expenses the estimated fair value of stock-based compensation issued to employees over the vesting period within general and administrative expense in the Statement of Operations.

MasTec also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the vesting period, generally 3 years. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the consolidated balance sheets.

See Note 13 — Stock-Based Compensation Plans for further discussion.

New accounting pronouncements.  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. The adoption of SFAS 159 as of January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R)

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS 141(R) effective January 1, 2009 and will apply SFAS 141(R) prospectively to business combinations with an acquisition date on or after January 1, 2009. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on the consolidated financial statements, as the Company currently does not have any noncontrolling interests.

On January 1, 2008, MasTec adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” (EITF 06-11). EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalent units paid on unvested restricted shares, restricted share units and stock options be reflected as an increase in capital surplus and reflected as an addition to the company’s excess tax benefit pool, as defined under SFAS No. 123(R). Because MasTec did not declare any dividends during 2008 and does not currently anticipate declaring dividends in the near future, EITF 06-11 did not have any impact during 2008, and is not expected to have a material impact in the near term, on MasTec’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. Statement 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB Statement 133; and how they affect its financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS on January 1, 2009 is not expected to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 is not expected to have a material impact on the consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The equity component is not revalued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis for all periods presented. FSP APB 14-1 is not applicable to the Company’s convertible debt and had no material impact to the Company upon adoption as of January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement became effective on November 15, 2008. The adoption of SFAS 162 did not have a material impact on the consolidated financial statements.

In June 2008, the EITF reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (EITF 08-3) This issue addresses the accounting for certain lease arrangements that require the lessee to pay maintenance deposits to ensure that it properly maintains the leased asset. If an amount on deposit is less than probable of being returned, it shall be recognized as an additional expense. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 08-3 on January 1, 2009 is not expected to result in a material impact on the consolidated financial statements.

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

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FSP EITF 99-20-1). This FASB Staff Position (FSP) amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 for the year ended December 31, 2008 did not have a material impact on the consolidated financial statements.

Note 3 —	Earnings Per Share

MasTec presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), securities, or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec.

As described in Note 4 — Acquisitions, on December 16, 2008, in connection with MasTec’s acquisition of Wanzek, MasTec issued 8% convertible notes in the aggregate principal amount of $55 million. The 8% convertible notes are convertible into shares of common stock, at the holder’s election and MasTec’s election under certain circumstances, at a conversion price of $12 per share, and are reflected in the calculation of diluted earnings per share by application of the “if-converted method,” as specified in SFAS No. 128 and detailed below. Under the “if-converted method,” in computing the dilutive effect of the 8% convertible notes, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with the 8% convertible notes. In addition, the 8% convertible notes are assumed to have been converted and the resulting common shares are added to the denominator.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31 (in thousands), except per share amounts:

	2008	2007	2006

Numerator:
Basic earnings per share — income from continuing operations	$66,602	$6,283	$40,050
Interest expense on 8% convertible notes, net of tax	183	—	—

Diluted earnings per share — income from continuing operations	$66,785	$6,283	$40,050

Basic earnings per share — net income (loss)	$65,788	$(7,328)	$(50,348)
Interest expense on 8% convertible notes, net of tax	183	—	—

Diluted earnings per share — net income (loss)	$65,971	$(7,328)	$(50,348)

Denominator:
Basic weighted average shares outstanding	67,983	66,147	63,574
Effect of dilutive common stock equivalents	744	1,479	1,545
Effect of dilutive 8% convertible notes	189	—	—

Diluted weighted average shares outstanding	68,916	67,626	65,119

Earnings per share for the years ended December 31 is as follows:

	2008	2007	2006

Basic:
Income from continuing operations	$0.98	$0.10	$0.63
Net income (loss)	$0.97	$(0.11)	$(0.79)
Diluted:
Income from continuing operations	$0.97	$0.09	$0.62
Net income (loss)	$0.96	$(0.11)	$(0.77)

Note 4 —	Acquisitions

Wanzek

In December 2008, MasTec purchased all of the issued and outstanding shares of Wanzek Construction, Inc., (“Wanzek”) for: (i) $50 million in cash, (ii) 7.5 million shares of MasTec common stock, (iii) an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009, (iv) the assumption of up to $15 million of Wanzek’s debt and (v) a two-year earn-out equal to 50% of Wanzek’s EBITDA over $40 million per year. See Note 10 — Debt for further details regarding the terms of the 8% convertible notes. The acquisition is effective as of December 1, 2008, and accordingly, Wanzek’s earnings have been consolidated as of that date.

Wanzek, headquartered in Fargo, North Dakota, has been in business more than 37 years and manages a team of highly-skilled workers and tradesmen which it deploys throughout the country and which is capable of working under extreme weather conditions. Wanzek currently derives a significant portion of its revenue from wind farm construction and maintains a fleet of heavy equipment, including a number of specialized heavy cranes, a critical component for the successful erection of wind turbine towers. With the acquisition of Wanzek, MasTec is now capable of providing end-to-end construction services to wind farm owners and developers. The Wanzek acquisition

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complements MasTec’s existing expertise and contracts in the construction of the electrical collection systems, substations and transmission lines necessary to connect energy from wind farms to the power grid. Wanzek will also bring additional experience and capabilities to MasTec in the construction of natural gas processing plants and compression stations, and other heavy/civil and industrial process construction.

The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remains preliminary as management continues to assess the valuation of the acquired assets and liabilities and any ultimate purchase price adjustments based on the final net working capital as prescribed in the purchase agreement. The purchase price to acquire Wanzek including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

Current assets	$69,195
Property and equipment	31,355
Other assets	794
Customer contracts and relationships	24,200
Trade name	34,500
Non-compete agreement	1,350
Goodwill	88,620

Total assets acquired	250,014

Current liabilities	(57,390)
Other liabilities	(16,228)
Debt	(12,831)

Total liabilities assumed	(86,449)

Net assets acquired	$163,565

The portion of intangible assets related to existing customer contracts is amortized over the remaining term of these contracts. The remaining portion of the intangible assets related to customer relationships is amortized on an accelerated basis in relation to the benefits received over its weighted average ten-year useful life. The intangible assets related to the non-compete agreement with the seller is being amortized over its useful life of three years, and the Wanzek trade name has an indefinite life.

Funraisers

On October 1, 2008, MasTec acquired from Red Ventures LLC, (the “Seller”), the same seller that sold the remaining 51% interest in DirectStar TV LLC (“DirectStar”) to MasTec, 100% of the membership interests of Funraisers PR, LLC (“Funraisers”), a company engaged in a start-up business that provides marketing, advertising, promotion, sales and activities for internet data delivery service by satellite and certain other broadband companies. DirectStar, together with it subsidiaries, including Funraisers, is referred to as the “DirectStar business.” Funraisers earnings have been consolidated since the date of acquisition.

Although MasTec did not pay any upfront cash consideration for Funraisers at the closing, in connection with the transaction, MasTec has agreed to increase the earn-out payable with respect to the DirectStar business until December 31, 2018. Additionally, the Seller has an option to purchase DirectStar business back from MasTec. This option is exercisable from January 1, 2011 to December 31, 2013 for an amount determined, in part, on the earnings of DirectStar for the trailing twelve months preceding the exercise date multiplied by a multiple to be determined in part on MasTec’s earnings multiple minus the remaining earn-out payments under the purchase agreements subject to a floor and cap as set forth in the agreement. Management is in the process of determining the value of this option with the assistance of independent third parties and preliminarily estimates the value to be between approximately

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2 and $12 million, resulting in a preliminary allocation of $1.4 million to customer contract and relationship intangible asset and $0.7 million to goodwill.

Inclusion of pro forma results of operations as if the acquisition of Funraisers had been completed at the beginning of the current period would not have a material impact on the results of operations as presented.

Nsoro

On July 31, 2008, MasTec purchased certain assets of Nsoro, LLC (“Nsoro”) for a purchase price of $17.5 million, paid in cash at closing, plus the assumption of approximately $12 million in indebtedness and earn-out payments payable over an eight-year period equal to 50% of Nsoro’s earnings before taxes above certain minimum thresholds. The earn-out is payable in cash and, at the Company’s option, MasTec common stock or a combination thereof. Nsoro is headquartered in Atlanta, Georgia and specializes in wireless infrastructure management and construction. The ultimate purchase price is subject to adjustment based on minimum and maximum tangible net worth, total assets and net working capital thresholds to be determined within 270 days of closing.

As part of this strategic acquisition, MasTec has acquired Nsoro’s project management services for wireless network operators in the United States to support the build-out and expansion of their wireless network infrastructure which is comprised of cell sites and central office switching facilities. At the time of the acquisition, substantially all of Nsoro’s revenue came from AT&T. However, growth in wireless voice, video and data traffic has driven demand for expanded bandwidth as consumers push for more integration of content into their wireless devices. As a result, management believes this acquisition will allow MasTec to take advantage of the major wireless spending plans announced by its large communications customers to leverage this growing market opportunity.

The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remain preliminary as management continues to assess the valuation of the acquired assets and liabilities including the value of work in process, costs and estimated earnings in excess of billings and billings in excess of cost accounts. Additionally, continuing analysis of these accounts has resulted in reclassifying entries to gross-up amounts previously netted. Revised estimates in the valuation of acquired assets and liabilities since the initial purchase price allocation have resulted in additional goodwill. The ultimate purchase price remains subject to adjustment based on the metrics described above based on the final valuation of the net assets acquired and may result in further revisions to the goodwill balance. The purchase price to acquire Nsoro including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

Current assets	$85,942
Property and equipment	762
Customer relationships	11,900
Trade name	990
Goodwill	6,264
Other long-term assets	94

Total assets acquired	105,952

Current liabilities	(75,792)
Debt	(12,164)

Total liabilities assumed	(87,956)

Net assets acquired	$17,996

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The customer relationship and tradename intangible assets are amortized on a straight-line basis, consistent with the benefits expected to be received.

In connection with the acquisition of Nsoro, management has approved a plan to exit the activities of four Nsoro locations including the termination and/or relocation of the employees at these locations. These exit activities resulted in liabilities assumed of approximately $0.2 million included in the allocation of purchase price above. These locations were substantially closed at the end of 2008.

Nsoro’s earnings have been consolidated since the date of acquisition. Inclusion of pro forma results of operations as if the acquisition had been completed at the beginning of the current period would not have a material impact on the results of operations as presented.

Pumpco

In May 2008, MasTec acquired all of the issued and outstanding capital stock of Pumpco, Inc. (“Pumpco”) for a purchase price of $44 million, paid in cash, plus the retirement and assumption of certain indebtedness and earn-out payments payable over a five-year period equal to 50% of Pumpco’s earnings before taxes above significant specified thresholds. The earn-out is payable in cash and, at the Company’s option, MasTec common stock or a combination thereof. In connection with the acquisition, the Company entered into a $22.5 million equipment term loan and used the proceeds to pay off $8.7 million of Pumpco indebtedness with the balance used to pay a portion of the acquisition purchase price. The equipment term loan is secured by most of Pumpco’s existing equipment and guaranteed by MasTec. The acquisition is effective as of May 1, 2008, and, accordingly, Pumpco’s earnings have been consolidated as of that date.

Pumpco, headquartered in Giddings, Texas, has been in business for over 25 years and specializes in midstream natural gas pipeline construction. The acquisition of Pumpco continues MasTec’s diversification and growth strategy and expands its presence and capabilities in servicing gas pipeline customers.

The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remains preliminary as management continues to assess the valuation of the acquired assets and liabilities. The initial purchase price allocation has been adjusted to reflect additional deferred tax liabilities and goodwill. The purchase price to acquire Pumpco including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

Current Assets	$11,349
Property and equipment	34,655
Customer contracts and relationships	5,200
Non-compete agreement	1,740
Trade name	2,400
Goodwill	18,286

Total assets acquired	73,630

Current liabilities	(3,655)
Other liabilities	(8,807)
Debt	(9,539)

Total liabilities assumed	(22,001)

Net assets acquired	$51,629

The portion of intangible assets related to existing customer contracts is amortized over the remaining term of these contracts. The remaining portion of the intangible assets related to customer relationships is amortized on an

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerated basis in relation to the benefits received over its ten-year useful life. Intangible assets related to customer contracts and relationships, the non-compete agreement with the seller, and the Pumpco trade name has a weighted average useful life of 13 years.

Power Partners, LLC

In December 2007, MasTec acquired certain assets, of Power Partners, LLC for $5.5 million in cash, and assumed certain liabilities of $2.8 million and agreed to pay the seller an earn-out based on future performance through the fifth anniversary of the closing date. The Company may, at its option, issue shares of its common stock to the sellers of Power Partners, LLC in connection with the earn-out for this acquisition. Power Partners, LLC, is an electrical utility contractor specializing in wind farm construction. The purchase price of approximately $8.3 million has been allocated to the estimated fair value of acquired tangible assets of $0.2 million, and identifiable intangible assets of $0.5 million resulting in goodwill totaling $7.6 million. Power Partners’ earnings have been consolidated since the date of acquisition.

Three Phase Line Construction, Inc.

In October 2007, MasTec acquired all the outstanding shares of capital stock of Three Phase Line Construction, Inc. (“Three Phase”) for a purchase price of $8.0 million in cash, subject to adjustments, and an earn-out based on future performance of the acquired entity through the fifth anniversary of the closing date. The Company may, at its option, issue shares of its common stock to the sellers of Three Phase in connection with the earn-out for this acquisition. Three Phase is involved in the construction and maintenance of transmission and distribution utility systems, substation and storm restoration in several northern states. The purchase price, including acquisition costs of approximately $0.1 million, has been allocated to the estimated fair value of acquired tangible assets of $3.3 million, assumed liabilities of $1.9 million, and identifiable intangible assets of $0.7 million, resulting in goodwill totaling $6.0 million. Three Phase’s earnings have been consolidated since the date of acquisition.

Acquisition of Additional Ownership Interest in GlobeTec

During 2007, MasTec acquired an additional 45% ownership interest in GlobeTec Construction, LLC (“GlobeTec”) for $6.5 million in cash. In addition to the cash payments, MasTec has agreed to pay certain sellers an earn-out based on future performance through the fourth anniversary of the closing date based on fiscal year. As a result of these investments, MasTec’s ownership interest in GlobeTec increased from 51% to 96% during the year ended December 31, 2007. The aggregate purchase price of $6.5 million has been allocated to the estimated fair value of acquired tangible assets of $2.9 million and identifiable intangible assets of $0.7 million, resulting in goodwill totaling $2.9 million. In March 2008, the Company acquired the remaining 4% interest in GlobeTec, bringing MasTec’s ownership interest in this entity to 100%. The acquisition of the remaining 4% interest in GlobeTec was not material to the Company’s consolidated financial statements.

Acquisition of Remaining Interest in DirectStar

Effective February 1, 2007, the Company acquired the remaining 51% equity interest in DirectStar, its equity-method investee. As a result of the acquisition of the remaining 51% equity interest, the Company consolidated the operations of the acquired entity with its results commencing in February 2007. In February 2007, the Company paid the seller $8.65 million in cash, in addition to approximately $6.35 million which the Company also paid at that time to discharge our remaining obligations to the seller under the purchase agreement for the original 49% equity interest, and issued to the seller 300,000 shares of MasTec common stock. The Company has also agreed to pay the seller an earn-out through December 31, 2018 based on the future performance of the acquired business. In connection with the purchase, the Company entered into a service agreement with the sellers for them to manage the business. Under certain circumstances, MasTec may be required to invest up to an additional $3.0 million in the acquired entity.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation for the 51% acquisition of this entity is based on the fair-value of each of the components as of February 1, 2007 (in thousands):

Net assets	$3,281
Tradename	476
Non-compete agreement	311
Contract Intangible	5,941
Customer related intangibles	774
Goodwill	928

Purchase price	$11,711

The purchase price for the original 49% equity interest exceeded the carrying value of the net assets as of the original acquisition date and accordingly the excess was considered goodwill.

The non-compete agreements are in force with the former shareholders of the acquired entity and are being amortized over their contractual life. Customer related intangibles are being amortized using an accelerated method over five years.

Prior to the acquisition of the remaining 51% equity interest, the Company accounted for this investment using the equity method as the Company had the ability to exercise significant influence over the financial and operational policies of this limited liability company. MasTec recognized approximately $0.1 million and $5.8 million in equity income related to this investment during the years ended December 31, 2007 and 2006, respectively.

Acquisition of Digital Satellite Services, Inc.

Effective January 31, 2006, MasTec acquired substantially all of the assets and assumed certain operating liabilities and contracts of Digital Satellite Services, Inc. (DSSI). DSSI was involved in the installation of residential and commercial satellite and security services in several markets including Atlanta, Georgia, the Greenville-Spartanburg area of South Carolina and Asheville, North Carolina, and portions of Tennessee, Kentucky and Virginia. The purchase price was composed of $18.5 million in cash, $6.9 million of MasTec common stock (637,214 shares based on the closing price of MasTec’s common stock of $11.77 per share on January 27, 2006 discounted by 8.75% due to the shares being restricted for 120 days), $0.9 million of estimated transaction costs and an earn-out based on future performance. The resale of these shares was registered on April 28, 2006. The purchase price, including acquisition costs has been allocated to the estimated acquired net assets of $2.0 million and identifiable intangible assets of $0.7 million, resulting in goodwill of $23.6 million. Earnings from DSSI have been consolidated since the date of acquisition.

Unaudited Pro Forma Information

The following unaudited pro forma data has been previously disclosed in Form 8K-A filed February 27, 2009 and presents pro forma results of operations as if the acquisitions of Wanzek and Pumpco had occurred as of the beginning of each period.

	Year Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Revenue	$1,767,358	$1,299,815
Income from continuing operations	$92,756	$21,380
Earnings per share from continuing operations, diluted	$1.20	$0.28

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets as of December 31(in thousands):

		Weighted		Weighted
		Average		Average
		Amortization		Amortization
	2008	Period	2007	Period

Amortized intangible assets:(1)
Gross carrying amount	$57,629	14 years	$8,659	18 years
Less: accumulated amortization	8,978		5,321

Amortized intangible assets, net	$48,651		$3,338
Unamortized intangible assets:
Goodwill	$331,037		$193,075
Trade name	34,976		476
Other	5,940		5,940

Unamortized intangible assets	$371,953		$199,491
Goodwill and other intangible assets	$420,604		$202,829

(1)	Consist principally of customer relationships, tradenames, and non-compete agreements with finite lives.

During the years ended December 31, 2008 and 2007, MasTec recorded approximately $138.0 million and $42.8 million, respectively, of goodwill and $83.5 million and $9.4 million, respectively, of other identifiable intangible assets in connection with acquisitions and payment of earn-outs made in these years.

MasTec continues to amortize identifiable intangible assets that have a definite useful life. Total amortization expense related to these identifiable intangible assets was $3.7 million, $1.0 million and $0.3 million in 2008, 2007 and 2006, respectively.

Information about estimated amortization expense for identifiable intangible assets that have a finite life for the periods subsequent to December 31, 2008 is summarized in the following table (in thousands):

Amortization
Expense

2009	$9,033
2010	7,639
2011	6,143
2012	4,411
2013	3,281
Thereafter	18,144

Total	$48,651

During the fourth quarters of 2008, 2007 and 2006, management performed its annual review of goodwill and certain identifiable intangible assets with an infinite useful life for impairment. No impairment charges for 2008, 2007 and 2006 were required as a result of this review. During the year ended December 31, 2007, MasTec wrote-off $0.4 million in goodwill in connection with the decision to sell substantially all of MasTec’s Canadian net assets.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Securities Available for Sale

The Company’s securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 11%. All of these auction rate securities carry investment grade ratings from one or more of the major credit rating agencies, and the Company continues to earn and collect interest on these securities.

Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Management has the intent and believes the Company has the ability to hold these securities until they can be sold at par value. Management is uncertain at this time as to when the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified the book value of these securities as long-term assets since June 30, 2008. Management is uncertain at this time as to when the Company will be able to exit these investments at their par value or whether additional temporary or other-than-temporary impairment related to these investments will be incurred in the future.

As of December 31, 2008, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under SFAS 157). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting the securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

As of December 31, 2008, the estimated fair value of the securities available for sale totaled $20.6 million. During the years ended December 31, 2008 and 2007, the Company recorded unrealized losses of $8.3 million and $4.8 million, respectively, in Other Comprehensive Income. These amounts are reflected in Other Comprehensive Income net of the tax impact which is a fully reserved deferred tax asset. Management believes this temporary unrealized decline in estimated fair value is primarily attributable to the limited liquidity of these investments and the overall market volatility in the current period.

SFAS 157 defines three categories for the classification and measurement of assets and liabilities carried at fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or observable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost basis, gross unrealized losses and estimated fair value, determined using level 3 inputs, for these securities are as follows:

	December 31, 2008			December 31, 2007
		Cumulative			Cumulative
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Losses	Value	Basis	Losses	Value

Auction rate securities — student loans	$17,450	$(1,596)	$15,854	$32,950	$—	$32,950
Auction rate securities — structured finance securities(a)	16,200	(11,474)	4,726	16,200	(4,790)	11,410

Total auction rate securities	$33,650	$(13,070)	$20,580	$49,150	$(4,790)	$44,360

(a)	The fair value of the auction rate securities related to structured finance securities had been determined using level 2 inputs for periods prior to the third quarter of 2008.

The contractual maturity of the auction rate securities available for sale at December 31, 2008 ranges from 20 to 39 years for student loan auction rate securities and from 8 to 9 years for structured finance auction rate securities.

Note 7 —	Accounts Receivable, Cost and Earnings in Excess of Billings and Retainage, Net of Allowance

Accounts receivable, classified as current, consist of the following (in thousands):

	2008	2007

Contract billings	$210,215	$130,158
Retainage	29,408	8,865
Costs and earnings in excess of billings	99,405	36,342

	339,028	175,365
Less allowance for doubtful accounts	(11,646)	(15,276)

Accounts receivable, net	$327,382	$160,089

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.

Activity for the allowance for doubtful accounts from continuing operations is as follows (in thousands):

	For the Year Ended
	December 31,
	2008	2007

Allowance for doubtful accounts at beginning of year	$15,276	$11,537
Provision for doubtful accounts from continuing operations, includes $14,034 related to anticipated legal settlements for 2007	3,482	17,473
Amounts charged against the allowance	(7,112)	(13,734)

Allowance for doubtful accounts at end of year	$11,646	$15,276

Amounts charged against the allowance primarily represent the write-off of accounts which had been fully reserved previously.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Other Current Assets and Liabilities

Prepaid expenses and other current assets as of December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007

Non-trade receivables	$6,797	$17,081
Other receivables	4,986	4,346
Prepaid expenses and deposits	10,781	5,708
Deferred project cost	2,109	907
Other	1,333	1,759

Total prepaid expenses and other current assets	$26,006	$29,801

Other current liabilities consist of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Obligations related to acquisitions	14,701	5,919
Accrued amounts related to discontinued operations	2,018	9,882
Accrued losses on contracts	3,860	195
Other	15,949	6,988

Total other current liabilities	$36,528	$22,984

Note 9 —	Property and Equipment, Net

Property and equipment, net, including property and equipment under capital leases, is comprised of the following as of December 31, 2008 and 2007 (in thousands):

			Estimated
			Useful Lives
	2008	2007	(In Years)

Land	$3,866	$3,654
Buildings and leasehold improvements	9,246	8,944	5 - 40
Machinery and equipment	214,480	139,735	2 - 15
Office furniture and equipment	49,285	41,578	3 - 5

	276,876	193,911
Less accumulated depreciation	(118,864)	(111,972)

	$158,013	$81,939

Property and equipment under capital leases are depreciated over their estimated useful lives.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 is $24.8 million, $17.0 million and $14.5 million, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Debt

Debt is comprised of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Revolving credit facility	$42,468	$—
7.625% senior notes due February 2017	150,000	150,000
8% convertible notes due December 2013	55,000	—
7.05% Equipment term loan due in installments through 2013	20,243	—
Capital lease obligations	11,013	12,289
Notes payable for equipment, at interest rates up to 9%, due in installments through the year 2013	25,614	684

Total debt	304,338	162,973
Less current maturities	(16,884)	(2,694)

Long-term debt	$287,454	$160,279

Revolving Credit Facility

MasTec entered into an amended and restated Senior Secured Credit Facility effective July 29, 2008, which expires May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210.0 million, subject to certain restrictions. The maximum available borrowing may be increased to $260.0 million if certain conditions are met.

As in the past, the amount MasTec can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. MasTec had $82.2 million of availability under the Credit Facility at December 31, 2008, net of outstanding letters of credit on that date of $82.4 million. The Credit Facility is collateralized by a first priority security interest in substantially all of MasTec’s assets and the assets of its wholly-owned subsidiaries and a pledge of the stock of certain of its operating subsidiaries. Interest under the Credit Facility accrues at variable rates based, at MasTec’s option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.00% and 3.00%, depending on certain financial thresholds. At December 31, 2008, the margin over LIBOR was 2.50% and the margin over the base rate was 1.25%. The Credit Facility includes an unused facility fee ranging from 0.375% to 0.5% based on usage. The weighted average interest rate on the Credit Facility at December 31, 2008 is 3.96%.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against MasTec assets, prepaying other indebtedness excluding its 7.625% senior notes, making acquisitions in excess of specified amounts, and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits MasTec’s ability to make certain distributions or pay dividends. In addition, MasTec is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of equipment or an increase in lease expense related to real estate, could reduce availability under the Credit Facility. At December 31, 2008, MasTec is in compliance with all provisions and covenants of the Credit Facility.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes

As of December 31, 2008, $150.0 million of MasTec’s 7.625% senior notes due in February 2017, with interest due semi-annually were outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under MasTec’s Credit Facility. The indenture which governs MasTec’s senior notes allows MasTec to incur the following additional indebtedness among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if MasTec’s fixed charge coverage ratio, as defined, is at least 2:1. In addition, the indenture prohibits incurring additional capital lease obligations in excess of 5% of MasTec’s consolidated net assets at any time the senior notes remain outstanding. The senior notes are guaranteed by all of MasTec’s operating subsidiaries.

Convertible Notes

As described in Note 4 — Acquisitions, in connection with MasTec’s acquisition of Wanzek, MasTec issued an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009. The 8% convertible note is convertible, at the holder’s election, at a conversion price of $12 per share. Additionally, MasTec can redeem the note by payment of the principal balance, plus accrued but unpaid interest, subject to the holder’s conversion right, after one year if the average of the closing prices of MasTec’s common stock during any thirty day period is at or above $16, and if consent is granted under the Credit Facility.

Equipment Term Loan

In connection with the acquisition of Pumpco (see Note 4 — Acquisitions), MasTec entered into an equipment term loan in the aggregate principal amount of $22.5 million with an interest rate of 7.05%, payable in sixty monthly installments, and maturing in 2013. This loan is secured by most of Pumpco’s existing equipment and guaranteed by MasTec. Proceeds from this loan were used to pay off $8.7 million of Pumpco’s indebtedness with the remaining balance used to pay a portion of the acquisition purchase price.

In connection with the acquisition of Nsoro (see Note 4- Acquisitions), MasTec assumed approximately $12 million in indebtedness which was subsequently paid off during the third quarter.

The following table summarizes MasTec’s contractual maturities of long-term debt obligations as of December 31, 2008 (in thousands).

2009	$16,884
2010	14,595
2011	11,369
2012	9,691
2013	59,019
Thereafter	192,780

Total	$304,338

Capital Leases

MasTec enters into agreements which provided financing for various machinery and equipment. In accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”), as amended, these leases were capitalized. SFAS 13 requires the capitalization of leases meeting certain criteria, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. As of

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, MasTec had $11.0 million in total indebtedness relating to the capital leases entered into during 2008, of which $8.4 million was considered long-term.

Note 11 —	Lease Commitments

MasTec has operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was approximately $57.6 million, $48.1 million and $50.2 million, respectively.

MasTec also has capital lease agreements for equipment that expire on various dates.

Minimum future lease commitments under non-cancelable operating leases and future minimum capital lease payments, including effect of escalation clauses in effect at December 31, 2008 were as follows (in thousands):

	Operating Leases	Capital Leases

2009	$24,746	$3,278
2010	16,982	3,278
2011	11,864	3,230
2012	8,802	2,450
2013	6,262	709
Thereafter	5,791	153

Total minimum lease payments	$74,447	13,098

Less amounts representing interest		(2,085)

		11,013
Less current portion		(2,602)

		$8,411

For leases with purchase options, the option to purchase equipment is at estimated fair market value. MasTec has non-cancelable subleases for certain capital leases which are recorded in other assets.

Note 12 —	Transactions in the Company’s Common Stock

In connection with MasTec’s acquisition of Wanzek on December 16, 2008 as described in Note 4 — Acquisitions, MasTec issued 7,500,000 shares of its common stock to the sellers of Wanzek valued at $59.3 million based on the average market price five days before and after the date the terms of the acquisition were agreed to and announced in accordance with EITF Issue 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.”

On January 24, 2006, MasTec completed a public offering of 14,375,000 shares of its common stock at $11.50 per share. The net proceeds from the sale were approximately $156.4 million after deducting underwriting discounts and offering expenses. MasTec used $18.5 million of the net proceeds for the cash portion of the purchase price for the DSSI acquisition, as described in Note 4 - Acquisitions. On March 2, 2006, MasTec used $75.5 million of the net proceeds of the public offering to redeem a portion of its 7.75% senior subordinated notes due February 2008.

Note 13 —	Stock-Based Compensation Plans

The Company has five stock-based compensation plans with stock options and restricted stock grants outstanding as of December 31, 2008: the 1994 Stock Incentive Plan (the “1994 Plan”), the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 1999 Non-Qualified Employee Stock Option Plan

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Non-Qualified Plan”), the 2003 Employee Stock Incentive Plan as amended (the “2003 Plan”) and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees as amended (the “2003 Non-Employee Plan”) and individual option and restricted stock agreements. Typically, options under these plans are granted at fair market value at the date of grant, vest between one to five years after grant, and terminate no later than 10 years from the date of grant. The 2003 Non-Employee Plan was adopted in April 2003 and authorized granting of restricted stock to non-employees. The 1994 Plan and the Directors Plan expired in 2004 and no future stock options can be granted under these plans. In addition, the 1997 Non-Qualified Employee Stock Purchase Plan allows eligible employees to purchase MasTec’s common stock through payroll deductions or in a lump sum at a 15% discount from fair market value. The amount of compensation expense related to these employee stock purchases is immaterial.

Under these plans there were a total of 5,076,454 options and/or restricted shares available for grant at December 31, 2008. The total stock-based compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was $3.7 million, $5.5 million and $7.4 million, respectively.

Stock Options

The Company granted options to purchase its common stock to its employees and members of the Board of Directors and affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are generally forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of common stock represented by each option for any stock splits or dividends.

The following is a summary of stock option transactions during the year ended December 31, 2008:

				Aggregate
			Weighted	Intrinsic Value
			Average	of Unexercised
			Remaining	in-the-Money
	Stock	Weighted Average	Contractual Life	Options
	Options	Exercise Price	(Years)	(In millions)

Option outstanding January 1, 2008	5,862,455	$12.47
Granted	—	—
Exercised	(702,028)	10.73
Canceled	(523,000)	12.96

Options outstanding December 31, 2008	4,637,427	$12.68	4.5	$7.5

Options exercisable December 31, 2008	4,331,611	$12.62	4.3	$7.4

The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock option awards under SFAS 123R. The Company did not grant any stock options in the years ended December 31, 2008 and 2007. The weighted-average grant date fair value of options granted during 2006 was $8.45, determined using the following assumptions.

2006

Expected term-employees	4.2 - 7 years
Expected term-executives	5.7 - 7.7 years
Volatility	40% - 65%
Risk-free interest rate	4.6% - 4.9%
Dividends	None
Forfeiture rate	7.5%

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, there was $0.4 million of unrecognized compensation expense related to unvested outstanding stock options which is expected to be recognized over a weighted-average period of one year. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $6.1 million and $6.1 million, respectively.

Restricted Stock

MasTec grants restricted stock which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the ratable method over the period of the restrictions. Total unearned compensation related to restricted stock grants as of December 31, 2008 is $6.4 million which is expected to be recognized over a weighted-average period of 3 years. The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.8 million, $1.6 million and $1.7 million, respectively.

		Weighted Average
	Restricted	Grant-Date
	Shares	Fair Value

Non-vested restricted stock, January 1, 2008	254,308	$11.80
Granted	790,333	$7.62
Vested	78,972	$11.19
Forfeited	11,000	$6.93

Non-vested restricted stock, December 31, 2008	954,669	$9.68

Note 14 —	Retirement Plans

MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. MasTec matches 100% of the employee’s contribution up to 1% of the employee’s salary, payable quarterly in common shares of MasTec. During 2008, MasTec made matching contributions of $387,000.

In 2008, MasTec also began offering a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. In addition, under the deferred compensation plan, MasTec matches 100% of the employee’s contribution up to 1% of the employee’s salary. MasTec’s matching contribution is payable quarterly in common shares of MasTec stock. During 2008, MasTec made matching contributions of $20,000.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	2008	2007	2006

Current:
Federal	$128	$(103)	$(415)
Foreign	—	—	7
State and local	870	—	589

	998	(103)	181

Deferred:
Federal	(128)	103	415
Foreign	—	—	(7)
State and local, net of valuation provisions	—	—	(589)

	(128)	103	(181)

Provision for income taxes	$870	$—	$—

The tax effects of significant items comprising our net deferred tax asset as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Current:
Deferred tax assets:
Bad debts	$4,447	$7,207
Accrued self insurance	4,711	3,349
Operating loss and tax credit carry forward	18,189	23,729
Other	13,299	22,069
Valuation allowance	(18,189)	(23,729)

Subtotal	22,457	32,625
Deferred tax liabilities:
Accounts receivable retainage	11,229	2,534
Other	5,283	3,624
Total deferred tax liabilities	16,512	6,158

Net current deferred tax asset	$5,945	$26,467

Noncurrent:
Deferred tax assets:
Non-compete	$2,259	$2,636
Accrued self insurance	10,994	13,460
Operating loss and tax credit carry forward	59,250	51,965
Other	7,705	1,464
Valuation allowance	(6,003)	(24,192)

Subtotal	74,205	45,333

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Deferred tax liabilities:
Property and equipment	18,428	2,330
Other	14,985	570
Goodwill	15,627	12,047

Total deferred tax liabilities	49,040	14,947

Net noncurrent deferred tax asset	$25,165	$30,386

Net deferred tax asset	$31,110	$56,853

At December 31, 2008, MasTec had approximately $185.4 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2022.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2008 and 2007, valuation allowances of $24.2 million and $47.9 million have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2008	2007	2006

U.S. statutory federal rate applied to pretax income (loss) from continuing operations	35.0%	35.0%	35.0%
State and local income taxes	2.0	2.6	0.8
Non-deductible expenses	2.0	1.4	1.4
Other	(0.8)	0.4	8.8
Valuation allowance for deferred tax assets	(36.9)	(39.4)	(46.0)

Provision for income taxes	1.3%	0.0%	0.0%

MasTec adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”) in the first quarter of 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Operations by Geographic Areas and Segments

MasTec manages its business on a project basis and the Company operates in one reportable segment as a specialty trade contractor. MasTec provides services to its customers in the communications, utilities and government industries. These services are provided by MasTec’s various subsidiaries throughout the United States and all of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar economic characteristics, processes and service offerings. Revenue for customers in these industries is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Communications	$865,499	$766,184	$684,217
Utilities	447,217	221,240	217,947
Government	65,947	50,355	38,257

	$1,378,663	$1,037,779	$940,421

The Company has recently made several acquisitions and management continues to evaluate these acquisitions for qualification as a reportable segment.

During the years ended December 31, 2007 and 2006, MasTec operated in the United States and Canada. In March 2007, MasTec declared its Canadian operations as discontinued. Accordingly, results of operations for all periods presented reflect MasTec’s Canadian business as discontinued and its results from continuing operations for all periods presented relate only to MasTec’s United States operations.

Note 17 —	Commitments and Contingencies

Legacy Litigation.  MasTec is subject to litigation, primarily dating from the period 2001 through 2005.

Resolved Legacy Litigation

In 2005, former employees filed a Fair Labor Standards Act (“FLSA”) collective action against the Company in the Federal District Court in Tampa, Florida, alleging failure to pay overtime wages as required under the FLSA. While MasTec denied the allegations underlying the lawsuit, in October 2007 the Company agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, other expenses and management time that would have to be devoted to protracted litigation. The settlement covers MasTec’s current and former install-to-the home employees who were employed by the Company from October 2001 through September 2007 in California, Florida, Georgia, Maryland, New Jersey, New Mexico, North Carolina, South Carolina, Texas and Virginia. In April 2008, the settlement was approved by the court, and MasTec paid $8.0 million in connection with this settlement in July 2008.

During 2003 and 2004, MasTec provided services to MSE Power Systems on two separate projects in Pennsylvania, New York and Georgia. In 2004, the Company filed suit against MSE seeking payment and arbitration was held in August 2007. In January 2008, MasTec was awarded a $2.7 million judgment in connection therewith and collected approximately $2.7 million in September 2008.

Hugh O’Kane Electric filed a claim against MasTec for subcontract work done in 2001 on a telecommunication project for Telergy in New York. Telergy went bankrupt and did not pay MasTec for this work. The trial court ruled in favor of Hugh O’Kane, MasTec appealed and won but the appellate court remanded the case to the trial court to determine whether there were factual issues that prevented the Company from using the contractual provision as a defense. The trial court found that factual issues prevented us from using the contractual provision as a defense and MasTec appealed. The appellate court upheld the trial courts ruling and we paid approximately $3.4 million to Hugh O’Kane in June 2008 to resolve the dispute.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 24, 2008, the Company entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement between the parties effective as of January 24, 2008, referred to as the revised sale agreement.

Under the terms of the settlement agreement, MasTec paid $6 million in cash, which was previously accrued, and obtained from the buyer a covenant not to sue and general release from nearly all obligations owed by the Company to the buyer under the purchase agreement, including warranty and other indemnification obligations. The revised sale agreement, among other things, deleted substantially all of MasTec’s representations and warranties and indemnification obligations set forth in the Amended Asset Purchase Agreement, reduced the term of MasTec’s covenants against competition and solicitation of customers, suppliers and other third parties (other than the buyer’s employees) from the five year period ending February 13, 2012 to the four year period ending February 13, 2011 and released the Company from the covenant not to compete in the following states: Arizona, Nevada, Colorado, Oklahoma, New Mexico, Missouri and Minnesota.

During 2003, MasTec contracted to construct a natural gas pipeline for Coos County, Oregon (“Coos County”). In December 2003 construction work on the pipeline ceased after Coos County refused payment due MasTec, and MasTec sued Coos County in February 2004. Coos County subsequently counterclaimed against MasTec for breach of contract for alleged failures to properly construct the pipeline and for alleged environmental and labor law violations, and other causes. In April 2008, MasTec entered into a definitive settlement agreement to settle its dispute with Coos County, which provides for a $4.35 million payment to Coos County on the later of June 1, 2008 or ten days after the entry of a judgment in the Corps of Engineers matter described below, and a $4.35 million payment to Coos County on June 1, 2009 with 3% interest accruing beginning June 1, 2008. The settlement agreement is subject to MasTec not being penalized greater than $1.5 million in the Corps of Engineers case. In February 2009, the Federal District Court entered a judgment in favor of the Corps of Engineers in the amount of $1.5 million thus making the settlement effective.

In connection with the Coos County pipeline project, the United States Army Corps of Engineers (“Corps of Engineers”) and the Oregon Department of Environmental Quality issued cease and desist orders and notices of non-compliance to Coos County and to MasTec with respect to the project. On March 30, 2007, the Corps of Engineers brought a complaint in a federal district court against MasTec and Coos County and are seeking damages in excess of $16 million. The matter went to trial in February 2008 and in February 2009, the Federal District Court entered a judgment in favor of the Corps of Engineers in the amount of $1.5 million.

In June 2005, MasTec posted a $2.3 million bond in order to pursue the appeal of a $2.0 million final judgment entered against MasTec for damages plus attorney’s fees resulting from a break in a Citgo Products Pipeline Company (“Citgo”) pipeline that occurred in 1999. In October 2008, the appellate court reduced the total award to $1.9 million, and MasTec requested a rehearing, which was denied by the appellate court. In February 2009, the parties settled the dispute for $1.6 million. A portion of the total award will be reimbursed by insurance.

Outstanding Legacy Litigation

MasTec filed a lawsuit against Consolidated Edison, Inc., Consolidated Edison Company of New York, Inc. and Con Edison Communications, Inc. (collectively, “Con Edison”) in May 2002 in connection with a telecommunication project MasTec worked on for Telergy, Inc. (“Telergy”). The lawsuit alleges that Con Edison directly interfered with MasTec’s work for Telergy and that this interference resulted in Telergy’s bankruptcy and resulted in Con Edison obtaining MasTec’s work on the Telergy project without paying for it. MasTec seeks in excess of $40 million from Con Edison.

In April 2006, MasTec settled, without payment to the plaintiffs by MasTec, several complaints for purported securities class actions filed against MasTec and certain officers in the second quarter of 2004. As part of the

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement, MasTec’s excess insurance carrier retained rights to seek reimbursement of up to $2.0 million from MasTec based on its claim that notice was not properly given under the policy. Upon exhausting MasTec’s legal recourse, MasTec paid the insurance carrier $2.0 million to resolve the dispute. MasTec is now vigorously pursuing claims against Aon Risk Services, Inc. of Florida, the insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to $1.3 million, which is recorded in other current assets on its consolidated balance sheet at December 31, 2008.

Outstanding Litigation

In July 2008, MasTec filed a claim in arbitration against Credit Suisse Securities (USA) LLC (“Credit Suisse”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by Credit Suisse to MasTec of certain auction rate securities in the aggregate principal amount of $33.7 million. MasTec is seeking, among other relief, rescission of the purchase of the auction rate securities. Credit Suisse responded denying MasTec’s claims. MasTec is currently in the discovery stage of this matter.

In addition to the matters discussed above, MasTec is also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $13.2 million at December 31, 2008. A charge of $3.5 million was recorded for the year ended December 31, 2008 with respect to these matters.

Other Commitments and Contingencies.

MasTec is required to provide payment and performance bonds for some of our contractual commitments related to projects in process. At December 31, 2008, the cost to complete projects for which the $485.6 million in performance and payment bonds are outstanding was $68.3 million

Note 18 —	Concentrations of Risk

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

The Company has more than 320 customers which include some of the largest and most prominent companies in the communications, utilities and government industries. Our customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

The Company grants credit, generally without collateral, to our customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes our billing and collection policies are adequate to minimize potential credit risk. During the year ended December 31, 2008, DIRECTV® and AT&T customers each accounted for 34% and 12% of total revenue, respectively.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, one customer accounted for 44% of total revenue. During the year ended December 31, 2006, DIRECTV® and AT&T customers accounted for 38% and 10% of total revenue. No other customers accounted for more than 10% of revenues during the years ended December 31, 2008, 2007 and 2006.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. As of December 31, 2008, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million net of $0.3 million in specific reserves. As of December 31, 2007, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million net of $0.3 million in specific reserves. Based on the analytical process described above, management believes that it will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $11.6 million and $15.3 million as of December 31, 2008 and December 31, 2007, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of the current allowance.

Note 19 —	Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2006. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff Board of Directors. During the years ended December 31, 2008, 2007 and 2006, we paid Neff approximately $0.8 million, $2.4 million and $1.4 million, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

During the years ended December 31, 2008, 2007 and 2006, MasTec paid $48,000, $76,000 and $0 to Irma S. Mas, the mother of Jorge Mas, the Chairman and Jose Mas, the Company’s President and Chief Executive Officer for the lease of certain property located in Florida.

During the years ended December 31, 2008, 2007 and 2006, MasTec had an arrangement with a customer whereby we leased employees to that customer and charged approximately $0.4 million, $0.4 million and $0.3 million, respectively, to the customer in each year. As of December 31, 2008 and 2007, a $0.7 million and $0.4 million, respectively, receivable is included within other current assets. Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, are minority owners of this customer.

The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of our Board of Directors, and Jose Mas, our President and Chief Executive Officer, have an ownership interest. We paid this unrelated chartering company approximately $0.3 million, $0.8 million and $0.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec.

Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein the Company agreed to pay the premiums due on a life insurance policy with a face amount of $80.0 million, $60.0 million of which is subject to the agreement and the remaining $20.0 million is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. The Company will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. An amount equal to $60.0 million of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to the Company. In 2008, 2007 and 2006, we paid approximately $0.9 million, $0.4 million and $1.1 million, respectively, in premiums in connection with the split dollar agreements for Jorge Mas.

On November 1, 2002, MasTec and Jorge Mas entered into a deferred bonus agreement in which the Company agreed to pay Mr. Mas a bonus in the event that the split dollar agreements Mr. Mas had entered into with MasTec were terminated due to a change of control of MasTec. The amount of the bonus is equal to the total premiums made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.

On November 1, 2002, MasTec and Austin Shanfelter, who at the time was a director and the Company’s CEO, entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18.0 million. Mr. Shanfelter and his spouse are the insureds under the policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled, upon the death of the insured’s, to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policy’s proceeds will be paid in accordance with Mr. Shanfelter’s designations. The Company has made all of the premium payments required by the agreement. The agreement terminates upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) change of control of MasTec.

On November 1, 2002, MasTec and Mr. Shanfelter entered into a deferred bonus agreement in which the Company agreed to pay Mr. Shanfelter a bonus in the event that the split dollar agreement Mr. Shanfelter had entered into with MasTec were terminated upon a change of control of MasTec. The amount of the bonus is equal to the total premiums made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.

On December 18, 2008, Mr. Shanfelter submitted his written resignation effective immediately as a director of MasTec, Inc. Following Mr. Shanfelter’s resignation, on December 23, 2008, the Company and Mr. Shanfelter entered into an agreement to modify certain matters pertaining to Mr. Shanfelter’s employment agreement, deferred bonus agreement and split dollar agreement, which he had originally entered into with the Company at the time he served as the Company’s Chief Executive Officer. Under this agreement MasTec paid to Mr. Shanfelter on January 2, 2009 approximately $2.4 million, which is equal to the amount, as of December 23, 2008, that MasTec would have been required to pay Mr. Shanfelter pursuant to the deferred bonus agreement between MasTec and Mr. Shanfelter in the event that a change of control of MasTec had occurred. As a result of this payment, the deferred

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bonus agreement, as amended, and the split dollar agreement between MasTec and Mr. Shanfelter, as amended, have been terminated.

Additionally, in accordance with the terms of his original employment agreement, all of Mr. Shanfelter’s restricted stock vested as of December 18, 2008 and Mr. Shanfelter’s outstanding stock options shall continue to be exercisable until their respective expiration dates. Mr. Shanfelter will continue to be subject to certain noncompetition provisions and certain nonsolicitation provisions.

Effective as of August 3, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein we agreed to pay premiums on a life insurance policy with an aggregate face amount of $10.0 million. Under the terms of the agreement, we are the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately prior to the death of the survivor of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. The Company has agreed to make the premium payments until at least July 15, 2009. In 2008, 2007 and 2006, the Company paid approximately $0.0, $0.2 million and $0.2 million, respectively, in premiums in connection with the split dollar agreement for Mr. Jose Mas.

On April 3, 2007, MasTec and Jose Mas entered into a deferred bonus agreement in which we agreed to pay Mr. Mas a bonus in the event the split dollar agreement Mr. Mas had entered into with us were terminated due to a change of control. The amount of the bonus is equal to the total premium payments made by us under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement.

In December 2006, MasTec sold a property used in its operations for $3.5 million to an entity whose principal is also a principal of our then 51% owned subsidiary. MasTec received a note in the amount of $2.8 million due December 2007, and guaranteed by the principal noted above. Concurrent with the sale of this property, MasTec entered into a month-to-month lease agreement at $25,000 per month. In the second quarter of 2007, MasTec terminated this lease. In accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease-An Amendment of FASB Statements No. 13, 66 and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11,” MasTec recognized a gain on this sale of approximately $2.5 million in the first quarter of 2007. In October of 2007, MasTec collected the amount due on the note receivable of $2.8 million plus accrued interest.

Note 20 —	Discontinued Operations

Canadian Operations.  On March 30, 2007, after evaluation of short and long term prospects, MasTec’s Board of Directors voted to sell substantially all of MasTec’s Canadian operations. MasTec reviewed the carrying value of the net assets related to its Canadian operations and, during the year ended December 31, 2007, wrote-off $0.4 million in goodwill and recorded a non-cash impairment charge of $0.6 million in connection with the decision to sell substantially all of its Canadian operations. On April 10, 2007, substantially all of the net assets of MasTec’s Canadian operations were sold for approximately $1.0 million.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the results of the Canadian operations that are considered to be discontinued for the years ended December 31 (in thousands):

	2008	2007	2006

Revenue	$—	$675	$5,385
Cost of revenue	—	(824)	(5,263)
Operating and other expenses	(814)	(1,090)	(1,257)

Loss from operations before benefit for income taxes	(814)	(1,239)	(1,135)
Benefit for income taxes	—	(15)	—

Net loss	$(814)	$(1,254)	$(1,135)

Department of Transportation.  On December 31, 2005, after evaluation of short and long term prospects, the executive committee of MasTec’s Board of Directors voted to sell substantially all of MasTec’s state Department of Transportation related projects and assets. MasTec reviewed the carrying value of the net assets related to its state Department of Transportation operations and also assumed closing costs and other liabilities related to the sale. As a result, MasTec recorded impairment charges totaling $2.9 million and $44.5 million during the years ended December 31, 2007 and 2006, respectively. Effective February 2007, the state Department of Transportation related projects and net assets were sold for $1.0 million in cash. MasTec agreed to keep certain assets and liabilities related to the state Department of Transportation related projects. In addition, the buyer is required to pay MasTec an earn-out of up to $12.0 million contingent on the future operations of the projects sold. However, as the earn-out is contingent upon the future performance of the state Department of Transportation related projects, MasTec has not and may not receive any of these earn-out payments.

On January 24, 2008, MasTec entered into a settlement with the buyer of its state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work MasTec had performed on the projects which were sold. Under the terms of the Settlement Agreement, MasTec paid $6.0 million in cash and obtained a covenant not to sue and general release from nearly all obligations owed by MasTec to the buyer under the purchase agreement including warranty and other indemnification obligations. As a result of the settlement, MasTec has recorded a charge of $6.0 million which is reflected in its loss from discontinued operations for the year ended December 31, 2007.

The following table summarizes the results of the discontinued state Department of Transportation operations for the years ended December 31, 2007 and 2006 (in thousands). No activity was recorded in the year ended December 31, 2008.

	2007	2006

Revenue	$5,663	$81,967
Cost of revenue	(6,892)	(112,337)
Operating and other expenses	(11,070)	(58,444)

Net loss	$(12,299)	$(88,814)

Network Services.  During the fourth quarter of 2004, MasTec ceased performing new services in the network services operations and on May 24, 2005, the Company sold certain assets of its network services operations for $0.2 million. The Company recorded a loss from discontinued operations of approximately $0, $20,000 and $317,000 in the years ended December 31, 2008, 2007 and 2006, respectively, related to network services.

Note 21 —	Quarterly Information (Unaudited)

The following table presents unaudited quarterly operating results for the years ended December 31, 2008 and 2007. The Company believes that all necessary adjustments have been included in the amounts stated below to

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2008 and 2007. The quarterly information has been adjusted for the reclassification of the net loss related to our discontinued operations.

	2008 Quarter Ended				2007 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	(In thousands, except per share data)				(In thousands, except per share data)

Revenue	$261,992	$305,034	$397,754	$413,883	$240,996	$256,284	$266,864	$273,635
Income (loss) from continuing operations	$7,936	$15,821	$24,296	$18,549	$7,019	$16,059	$(26,740)	$9,946
Loss from discontinued operations	$(155)	$(85)	$(182)	$(392)	$(5,349)	$(158)	$(5,416)	$(2,689)

Net (loss) income	$7,781	$15,736	$24,114	$18,157	$1,670	$15,901	$(32,156)	$7,257

Basic net (loss) income per share:
Continuing operations	$0.12	$0.23	$0.36	$0.27	$0.11	$0.24	$(0.40)	$0.15
Discontinued operations	$—	$—	$—	$(0.01)	$(0.08)	$—	$(0.08)	$(0.04)

Total basic net income (loss) per share	$0.12	$0.23	$0.36	$0.26	$0.03	$0.24	$(0.48)	$0.11

Diluted net (loss) income per share:
Continuing operations	$0.12	$0.23	$0.36	$0.27	$0.11	$0.24	$(0.40)	$0.15
Discontinued operations	$—	$—	$(0.01)	$(0.01)	$(0.08)	$—	$(0.08)	$(0.04)

Total diluted net income (loss) per share	$0.12	$0.23	$0.35	$0.26	$0.03	$0.24	$(0.48)	$0.11

See Note 4 — Acquisitions for a discussion of acquisitions during 2008 and 2007.

In the third quarter of 2007, MasTec recorded approximately $38.4 million of selling and administrative expenses related to the actual or expected settlement of legal cases, disputes, and other contingencies, including litigation or other disputes involving accounts receivable. Additionally, for the year ended December 31, 2007, MasTec incurred over $6.5 million for outside legal fees and other costs related to litigation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our internal control over financial reporting was effective as of December 31, 2008.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment on internal controls did not include the internal controls of Wanzek Construction, Inc., NSORO LLC, and Pumpco, Inc. which are included in the 2008 consolidated financial statements of the Company and constituted 22%, 8% and 8% of total assets, respectively, as of December 31, 2008, and 2%, 6%, and 5% of total revenues, respectively, and 3%, 1% and 8% of income from continuing operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities because the Company did not have the ability to conduct an assessment of the acquired entities’ internal controls over financial reporting during the time period from December 1, 2008, July 31, 2008, and May 1, 2008, respectively, the effective dates of acquisition, through December 31, 2008, the date of management’s assessment. The scope of management’s assessment on internal control over financial reporting for the year ended December 31, 2009 will include the internal controls of these acquired entities. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

BDO SEIDMAN LLP, the independent registered public accounting firm who audits our financial statements, has audited our internal control over financial reporting as of December 31, 2008 and has expressed an unqualified opinion thereon.

Changes in Internal Controls over Financial Reporting.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
MasTec, Inc.
Coral Gables, Florida

We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wanzek Construction, Inc., NSORO LLC, and Pumpco, Inc. which were acquired on December 16, 2008, July 31, 2008, and May 1, 2008, respectively, and are included in the consolidated balance sheet of MasTec, Inc. as of December 31, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. Wanzek Construction, Inc., NSORO LLC, and Pumpco, Inc. constituted 22%, 8% and 8% of total assets, respectively, as of December 31, 2008, and 2%, 6% and 5% of revenues, respectively, and 3%, 1% and 8% of income from continuing operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Wanzek Construction, Inc., NSORO LLC, and Pumpco, Inc. because of the timing of the acquisitions which were completed on December 16, 2008, July 31, 2008, and May 1, 2008. Our audit of internal control over financial reporting of MasTec, Inc. also did not include an evaluation of the internal control over financial reporting of Wanzek Construction, Inc., NSORO LLC, and Pumpco, Inc.

In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Certified Public Accountants
Miami, Florida
March 2, 2009

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

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

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

During the year ended December 31, 2008, there were no stock options awarded. The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2008 which include the 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, 1997 Annual Incentive Compensation Plan, 1997 Non-Qualified Employee Stock Purchase Plan, Non-Employee Directors’ Stock Plan, 1999 Non-Qualified Employee Stock Option Plan, 2003 Employee Stock Incentive Plan, Amended and Restated 2003 Stock Incentive Plan for Non-Employees and individual option agreements. The 1994 Stock Incentive Plan, 1994 Stock Option Plan for Non-Employee Directors, the 1997 Annual Incentive Compensation Plan, 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

				Number of Securities
				Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance Under
	be Issued Upon Exercise		Exercise Price	Equity Compensation
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	4,142,427	(1)	$10.46	3,775,704	(3)
Equity compensation plans not approved by security holders	495,000	(2)	$19.79	1,300,750	(4)

Total	4,637,427			5,076,454

(1)	Represents 824,478 shares issuable under the 1994 Stock Incentive Plan, 105,000 shares issuable under the 1994 Stock Option Plan for Non-Employee Directors, 2,562,949 shares issuable under the 2003 Employee Stock Incentive Plan, and 650,000 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees.

(2)	Represents 495,000 shares issuable under the 1999 Non-Qualified Employee Stock Option Plan.

(3)	Under the 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees 2,145,915 shares and 1,629,789 shares, respectively, remain available for future issuance. We are no longer issuing options under the 1994 Stock Option Plan for Non-Employee Directors and the 1994 Stock Incentive Plan. We have never issued any shares under the 1997 Annual Incentive Compensation Plan and have no current plans to do so.

(4)	Under the MasTec, Inc. Non-Qualified Employee Stock Option Plan 1,300,750 shares, respectively, remain available for future issuance.

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

Non-Employee Directors’ Stock Plan.  The MasTec, Inc. Non-Employee Directors’ Stock Plan adopted in 1999 permits non-employee directors to elect to receive all or a specified percentage of any director fees paid for each year of service on the board in shares of our common stock. The number of shares issued to each non-employee director is determined by dividing the director’s fees owed to such director by the fair-market value of a share of common stock on the date of the issue. The shares issued are delivered to the non-employee director and the non-employee director has all the rights and privileges of a stockholder as to the shares. The shares are immediately vested upon grant and are not forfeitable to us. The maximum number of shares of common stock that may be issued under the plan is 150,000. As of December 31, 2008, there were no shares available for issuance under this plan.

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

The plan provides for the termination of all outstanding options whether or not vested in the event of a termination of employment, and permits the Committee to take certain actions in the event of a change of control to ensure fair and equitable treatment of the employees who hold options granted under the plan, including accelerating the vesting of any outstanding option, offering to purchase any outstanding option and making other changes to the terms of the outstanding options. As of December 31, 2008, 1,300,750 shares remained available for issuance under this plan.

Deferred Fee Plan.  The Deferred Fee Plan became effective on January 1, 2007. Under the terms of the Deferred Fee Plan, directors may elect to defer the receipt of cash and stock fees for their services as directors. Each director may elect the type of fees to be deferred, the percentage of such fees to be deferred, and the form in which the deferred fees and any earnings thereon are to be paid. Deferred cash fees may be directed to a deferred cash account or a deferred stock account (or both). Deferred stock fees may only be directed to a deferred stock account. Elections to defer fees remain in force, unless amended or revoked within the required time periods.

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

The other information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements — the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on page 45 through 82.

2. Financial Statement Schedules — Schedule II — Valuation and Qualifying Accounts.

3. Exhibits including those incorporated by reference:

Exhibits		Description

3.1		Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
3.2		Third Amended and Restated Bylaws of MasTec, Inc. amended and restated as of December 12, 2007, filed as Exhibit 3.1 to our Form 10-Q filed with the SEC on December 12, 2007 and incorporated by reference herein.
4.1		Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Form 8-K filed with the SEC on February 2, 2007 and incorporated by reference herein.
4.2		Supplemental Indenture dated as of May 2, 2007 among MasTec, Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein filed as Exhibit 4.1 to our Form 10-Q filed with the SEC on May 2, 2007 and incorporated by reference herein.
4.3		Form of Negotiable Subordinated Convertible Note filed as Exhibit 4.1 to our Form 8-K filed with the SEC on December 18, 2008 and incorporated by reference herein.
10	.1+	1994 Stock Incentive Plan filed as Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.2+	1994 Stock Option Plan for Non-employee Directors filed as Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.3+	1997 Non-Qualified Employee Stock Purchase Plan filed as Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.4+	1999 Non-Qualified Employee Stock Option Plan, as amended October 4, 1999, filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10	.5+	1999 Non-Qualified Employee Stock Option Plan filed as Exhibit 10.5 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.6+	Non-Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.7+	Employment Agreement dated September 27, 2002, between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 20, 2002, and filed with the SEC on November 14, 2002 and incorporated by reference herein.
10	.8+	Split-Dollar Agreement effective August 27, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10	.9+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Jorge Mas, filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10	.10+	Split-Dollar Agreement effective September 13, 2002 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.
10	.11+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2007, filed as Exhibit 10.5 to our Form 8-K dated March 31, 2007 and incorporated by reference herein.

Exhibits		Description

10	.12+	Amended and Restated 2003 Stock Incentive Plan for Non-Employees as amended and restated as of January 1, 2007, filed as Exhibit 10.4 to our Form 8-K filed with SEC on March 31, 2007 and incorporated by reference herein.
10	.13+	Split-Dollar Agreement effective July 16, 2004 between MasTec, Inc and Jose Mas, filed as Exhibit 10.30 to our Form 10-K for the year ended December 31, 2004 and filed with the SEC on March 31, 2006 and incorporated by reference herein.
10.14		Amended and Restated Loan and Security Agreement dated as of May 10, 2006 between MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent, filed as Exhibit 10.1 to our Form 8-K filed with the SEC on May 12, 2006 and incorporated by reference herein.
10	.15+	Amendment to Employment Agreement dated November 3, 2006 between MasTec, Inc. and Austin J. Shanfelter, filed as Exhibit 10.1 to our Form 10-Q for the quarter ended September 30, 2006, and incorporated by reference herein.
10	.16+	Second Amendment to Employment Agreement dated December 19, 2006 by and between MasTec, Inc. and Austin J. Shanfelter filed as Exhibit 10.36 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.17+	1997 Annual Incentive Compensation Plan filed as Exhibit 10.37 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.18+	Deferred Fee Plan for Directors dated December 19, 2006, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2006 and incorporated by reference herein.
10.19		Asset Purchase Agreement dated December 30, 2006, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.20+	Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Jorge Mas filed as Exhibit 10.40 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.21+	First Amendment to Deferred Bonus Agreement dated January 6, 2007 between MasTec Inc. and Jorge Mas filed as Exhibit 10.41 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.22+	Deferred Bonus Agreement dated November 1, 2002 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.42 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.23+	First Amendment to Deferred Bonus Agreement dated January 6, 2007 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.43 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.24+	First Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated September 15, 2003 filed as Exhibit 10.44 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.25+	Second Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated January 6, 2007 filed as Exhibit 10.45 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.26+	First Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated May 4, 2003 filed as Exhibit 10.46 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.27+	Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.47 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.28+	Third Amendment to Split-Dollar Agreement (dated December 2002) between MasTec, Inc. and Jorge Mas dated January 6, 2007 filed as Exhibit 10.48 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

Exhibits		Description

10	.29+	First Amendment to Split-Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated September 15, 2003 filed as Exhibit 10.49 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.30+	Second Amendment to Split-Dollar Agreement (dated May 2003) between MasTec, Inc. and Jorge Mas dated January 6, 2007 filed as Exhibit 10.50 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.31+	First Amendment to Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated January 6, 2007 filed as Exhibit 10.51 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.
10	.32+	Amendment to Employment Agreement dated as of March 31, 2007 by and between MasTec, Inc. and C. Robert Campbell filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 6, 2007 and incorporated by reference herein.
10	.33+	Deferred Bonus Agreement dated as of April 3, 2007, by and between Jose Mas and MasTec, Inc. filed as Exhibit 10.3 to our Form 8-K filed with the SEC on April 6, 2007 and incorporated by reference herein.
10	.34+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Form 8-K filed with the SEC on April 6, 2007 and incorporated by reference herein.
10	.35+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Form 8-K filed with the SEC on April 6, 2007 and incorporated by reference herein.
10	.36+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Form 8-K filed with the SEC on April 6, 2007 and incorporated by reference herein.
10	.37+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Form 8-K filed with the SEC on April 6, 2007 and incorporated by reference herein.
10.38		First Amendment to Amended and Restated Loan and Security Agreement dated May 8, 2007 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent filed as Exhibit 10.52 to our Form 10-Q for the quarter ended March 31, 2007 and filed with the SEC on May 8, 2007, and incorporated by reference herein.
10	.39+	Renewal - Employment Agreement dated as of August 3, 2007, by and between MasTec, Inc. and C. Robert Campbell filed as Exhibit 10.1 to our Form 10-Q for the quarter ended December 31, 2007 and filed with the SEC on August 3, 2007, and incorporated by reference herein.
10.40		Second Amendment to the Amended and Restated Loan and Security Agreement dated November 7, 2007 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent filed as Exhibit 10.53 to our Form 10-Q for the quarter ended September 30, 2007 and filed with the SEC on November 9, 2007, and incorporated by reference herein.
10.41		Asset Purchase Agreement dated as of November 9, 2007 between MasTec North America, Inc. and LM-ITS Acquisition LLC filed as Exhibit 10.54 to our Form 10-Q for the quarter ended September 30, 2007 and filed with the SEC on November 9, 2007, and incorporated by reference herein.
10	.42+	Employment Agreement dated as of January 1, 2007, by and between MasTec, Inc. and Robert Apple filed as Exhibit 10.1 to our Form 8-K filed with the SEC on December 8, 2007 and incorporated by reference herein.
10.43		Amended and Restated Asset Purchase Agreement dated February 14, 2007, by and between MasTec North America and Atlas Traffic Management Systems, LLC, filed as Exhibit 10.1 to the Form 8-K filed with the SEC on February 20, 2007 and incorporated by reference herein.
10.44		Consent and Amendment, dated January 16, 2007, by and among MasTec, Inc., certain of the Company’s subsidiaries, the Lenders and Bank of America, N.A. in its capacity as collateral and administrative agent for the Lenders filed as Exhibit 10.50 to the Form 10-K filed with the SEC on March 8, 2007 and incorporated by reference herein.

Exhibits		Description

10.45		Consent and Amendment, dated February 6, 2007, by and among MasTec, Inc., certain of the Company’s subsidiaries, the Lenders and Bank of America, N.A. in its capacity as collateral and administrative agent for the Lenders filed as Exhibit 10.51 to the Form 10-K filed with the SEC on March 8, 2007 and incorporated by reference herein.
10	.46+	Second Amendment to Deferred Bonus Agreement between MasTec, Inc. and Austin Shanfelter dated June 22, 2007 filed as Exhibit 10.52 to the Form 10-Q filed with the SEC on August 1, 2007 and incorporated by reference herein.
10	.47+	Third Amendment to Split-Dollar Agreement between MasTec, Inc. and Austin Shanfelter dated June 22, 2007 filed as Exhibit 10.53 to the Form 10-Q filed with the SEC on August 1, 2007 and incorporated by reference herein.
10.48		Third Amendment to Amended and Restated Loan and Security Agreement dated July 31, 2007 by and between MasTec, Inc., the subsidiaries of MasTec, Inc. identified therein, the financial institutions party from time to time to the Loan Agreement and Bank of America, N.A., as administrative agent, filed as Exhibit 10.54 to the Form 10-Q filed with the SEC on August 1, 2007 and incorporated by reference herein.
10.49		Stipulation and Settlement Agreement filed at Exhibit 10.55 to the Form 10-Q filed with the SEC on November 6, 2007 and incorporated by reference herein.
10	.50+	Employment Agreement dated April 18, 2007 by and between MasTec, Inc. and Jose Mas filed as Exhibit 10.1 to the Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.
10.51		Settlement Agreement dated January 24, 2008 by and between MasTec North America, Inc. and Atlas filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 30, 2008 and incorporated by reference herein.
10.52		Revised Amended and Restated Asset Purchase Agreement dated January 24, 2008 by and between MasTec North America, Inc. and Atlas filed as Exhibit 10.2 to the Form 8-K filed with the SEC on January 30, 2008 and incorporated by reference herein.
10	.53+	Employment Agreement dated as of January 1, 2008 by and between MasTec, Inc. and Alberto de Cardenas filed as Exhibit 10.53 to our Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008 and incorporated by reference herein.
10	.54+	MasTec, Inc. Deferred Compensation Plan filed as Exhibit 99.1 to our Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.
10	.55+	2003 Employee Stock Incentive Plan, as amended filed as an Appendix to our Schedule 14A filed with the SEC on April 18, 2008 and incorporated by reference herein.
10	.56+	Amendment to Employment Agreement dated April 14, 2008 between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.1 to our Form 8-K filed with the SEC on April 18, 2008 and incorporated by reference herein.
10.57		Fourth Amended and Restated Bylaws of MasTec, Inc, Amended and Restated as of May 29, 2008 filed as Exhibit 3.1 to our Form 8-K filed with the SEC on June 4, 2008 and incorporated by reference herein.
10.58		Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.
10.59		Form of Promissory Note for the Equipment Term Loan dated May 30, 2008 between Pumpco, Inc. and General Electric Capital Corporation filed as Exhibit 10.2 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.
10.60		Master Security Agreement dated May 30, 2008 between Pumpco, Inc. and General Electric Capital Corporation filed as Exhibit 10.3 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.
10.61		Corporate Guaranty dated May 30, 2008 from MasTec, Inc. to General Electric Capital Corporation filed as Exhibit 10.4 to our Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

Exhibits		Description

10.62		Second Amended and Restated Loan and Security Agreement dated July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent filed as Exhibit 10.7 to our Form 10-Q filed with the SEC on July 30, 2008 and incorporated by reference herein.
10.63		Stock Purchase Agreement dated October 4, 2008 among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc., and the shareholders of Wanzek filed as Exhibit 10.1 to our Form 8-K filed with the SEC on October 6, 2008 and incorporated by reference herein.
10.64		First Amendment to Stock Purchase Agreement dated December 2, 2008 among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc., and the shareholders of Wanzek filed as Exhibit 10.1 to our Form 8-K with the SEC on December 3, 2008 and incorporated by reference herein.
10.65		Second Amendment to Stock Purchase Agreement, dated December 16, 2008, among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc. and the shareholders of Wanzek as Exhibit 10.1 to our Form 8-K filed with SEC on December 18, 2008 and incorporated by reference herein.
10.66		Registration Rights Agreement, dated December 16, 2008 among MasTec, Inc. and the shareholders of Wanzek filed as Exhibit 10.2 to our Form 8-K filed with the SEC on December 18, 2008 and incorporated by reference herein.
10.67		Letter Amendment dated December 16, 2008 among MasTec, Inc. and the other borrowers signatory thereto and Bank of America, as agent and a lender, and the other lenders signatory thereto filed as Exhibit 10.3 to our Form 8-K filed with the SEC on December 18, 2008 and incorporated by reference herein.
10	.68+	Separation Agreement dated December 23, 2008, between MasTec, Inc. and Austin Shanfelter filed as Exhibit 10.1 to our Form 8-K filed with the SEC on December 24, 2008 and incorporated by reference herein.
21	*	Subsidiaries of MasTec, Inc.
23	.1*	Consent of Independent Registered Public Accounting Firm.
23	.2*	Consent of Independent Valuation Firm.
31	.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
31	.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.
32	.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensation plan arrangement.

MASTEC, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at					Balance at
	Beginning					End of
	of Period	Charges		(Deductions)		Period
	(In thousands)

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$15,276	$3,482	(1)	$(7,112	)(3)	$11,646
Unrealized losses on securities available for sale	4,790	8,280	(2)	—		13,070
Valuation allowance for deferred tax assets	47,921	—		(23,729	)(4)	24,192

Total	$67,987	$11,762		$(30,841)		$48,908

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$11,537	$17,473	(1)	$(13,734	)(3)	$15,276
Unrealized losses on securities available for sale	—	4,790	(2)	—		4,790
Valuation allowance for deferred tax assets	49,178	3,515		(4,772)		47,921

Total	$60,715	$25,778		$(18,506)		$67,987

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$15,515	$2,064	(1)	$(6,042	)(3)	$11,537
Unrealized losses on securities available for sale	—	—		—		—
Valuation allowance for deferred tax assets	33,863	16,731		(1,416)		49,178

Total	$49,378	$18,795		$(7,458)		$60,715

(1)	Provision for doubtful accounts.

(2)	Unrealized losses recorded in other comprehensive income.

(3)	Write-offs and reversals of uncollectible accounts.

(4)	Decrease in valuation allowance for deferred tax assets is due primarily to the utilization of tax loss carryforwards and other tax benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 2, 2009.

MASTEC, INC.

/s/ JOSE R. MAS
Jose R. Mas
President and Chief Executive Officer
(Principal Executive Officer)

/s/  C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2009.

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