Form 10-Q
period 2009-03-31
MASTEC INC
filed 2009-04-29
CIK 15615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Commission File Number 001-08106
MASTEC, INC.
(Exact name of registrant as specified in Its charter)

Florida	65-0829355

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 S. Douglas Road, 12th Floor, Coral Gables, FL	33134

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (305) 599-1800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 24, 2009, MasTec, Inc. had 75,590,514 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2009	2008
Revenue	$342,119	$261,992
Costs of revenue, excluding depreciation and amortization	290,926	226,844
Depreciation and amortization	10,643	5,028
General and administrative expenses, including non-cash stock compensation expense of $822 in 2009 and $844 in 2008	23,255	19,806
Interest expense, net of interest income	5,762	2,496
Other income, net	497	151

Income from continuing operations before income taxes	12,030	7,969
Income taxes	(101)	(33)

Income from continuing operations	11,929	7,936
Loss from discontinued operations, net of tax	—	(155)

Net income	$11,929	$7,781

Basic net income per share:
Continuing operations	$0.16	$0.12
Discontinued operations	(0.00)	(0.00)

Total basic net income per share	$0.16	$0.12

Basic weighted average common shares outstanding	75,546	67,187

Diluted net income per share:
Continuing operations	$0.16	$0.12
Discontinued operations	(0.00)	(0.00)

Total diluted net income per share	$0.16	$0.12

Diluted weighted average common shares outstanding	76,565	67,585

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 at both March 31, 2009 and December 31, 2008	$57,623	$47,263
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	243,101	327,382
Inventories	31,283	32,769
Deferred tax asset	14,394	5,945
Prepaid expenses and other current assets	31,706	26,006

Total current assets	378,107	439,365

Property and equipment, net	155,185	158,013
Goodwill and other intangibles, net	418,107	420,604
Deferred taxes, net	16,793	25,165
Securities available for sale	21,009	20,580
Other assets	27,451	27,170

Total assets	$1,016,652	$1,090,897

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,282	$16,884
Accounts payable and other accrued expenses	166,249	192,407
Billings in excess of costs and earnings	39,353	57,720
Accrued legal settlement charges	7,474	13,212
Accrued insurance	16,299	17,297
Other current liabilities	27,360	36,528

Total current liabilities	273,017	334,048

Other liabilities	25,199	26,305
Long-term debt	261,202	287,454

Total liabilities	$559,418	$647,807

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 100,000,000; issued and outstanding shares – 75,589,125 and 75,454,565 shares at March 31, 2009 and December 31, 2008, respectively	7,559	7,545
Capital surplus	624,517	622,745
Accumulated deficit	(161,859)	(173,788)
Accumulated other comprehensive loss	(12,983)	(13,412)

Total shareholders’ equity	457,234	443,090

Total liabilities and shareholders’ equity	$1,016,652	$1,090,897

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$11,929	$7,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,643	5,028
Non-cash stock-based compensation expense	822	844
Gain on disposal of assets and investments	26	(358)
Provision for doubtful accounts	705	961
Provision for losses on construction projects	536	480
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, unbilled revenue and retainage, net	83,369	6,079
Inventories	1,486	5,269
Other assets, current and non-current portion	(5,683)	(1,672)
Accounts payable and accrued expenses	(26,408)	(13,133)
Other accrued liabilities, current and non-current portion	(28,125)	(3,945)

Net cash provided by operating activities	49,300	7,334

Cash flows (used in) provided by investing activities:
Capital expenditures	(6,646)	(7,447)
Cash paid for acquisitions and contingent considerations, net of cash acquired	(6,963)	(6,324)
Investments in life insurance policies	(434)	(284)
Net proceeds from sale of assets and investments	942	1,452
Purchases of securities available for sale	—	(16,437)
Proceeds from sale of securities available for sale	—	29,875

Net cash (used in) provided by investing activities	(13,101)	835

Cash flows used in financing activities:
Proceeds from credit facility	7,263	—
Repayments of credit facility	(29,731)	—
Proceeds from other borrowings	23	—
Repayments of other borrowings	(3,717)	(190)
Payments of capital lease obligations	(693)	(792)
Proceeds from stock option exercises	964	48
Payments of financing costs	(55)	—

Net cash used in financing activities	(25,946)	(934)

Net increase in cash and cash equivalents	10,253	7,235
Net effect of exchange rate changes on cash and cash equivalents	107	—
Cash and cash equivalents beginning of period	47,263	74,288

Cash and cash equivalents, end of period	$57,623	$81,523

Cash paid during the period for:
Interest	$7,437	$5,482

Income taxes	$68	$93

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$—	$875

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
Note 2 – Basis for Presentation
     The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in MasTec’s Form 10-K for the year ended December 31, 2008. In management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates for MasTec include the recognition of revenue, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill, intangible assets and securities available for sale, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
Note 3 – Significant Accounting Policies
     The following is a summary of the significant accounting policies followed in the preparation of the accompanying condensed unaudited consolidated financial statements:
     Principles of consolidation. The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to the current period presentation.
     Cash and cash equivalents. All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents stated at cost which approximates market value. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days and is also included in cash and cash equivalents.

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
     The Company also enters into fixed price, long-term installation/construction contracts that primarily require the construction and installation of an entire infrastructure system. Revenue and related costs are recognized as work progresses under these contracts using the percentage-of-completion method, as prescribed in AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) which requires the Company to estimate total project costs and profit to be earned on each long-term, fixed-price contract. MasTec’s process for estimating total costs is based upon the professional knowledge and experience of its project managers and financial professionals. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that contract costs incurred to date bear to estimated total contract costs. The full amount of any estimated loss on a contract is recognized at the time the estimates indicate such a loss.
     Periodically, work is performed outside of the specific requirements of the contract at the request of the customer. Generally, the revenue associated with such work is not recognized until the change order reflecting the scope and price for such work is executed. However, in accordance with SOP 81-1, the revenue may be recognized up to the amount of the cost if it is probable that the revenue is both realizable and collectable.
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
     Comprehensive income (loss). Comprehensive income (loss) is a measure of net gain (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale and foreign currency translation adjustments.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Net income	$11,929	$7,781
Foreign currency translation gain	1	–
Unrealized gain (loss) from securities available for sale	429	(2,794)

Comprehensive income	$12,359	$4,987

     Accumulated other comprehensive loss of $13.0 million and $13.4 million as of March 31, 2009 and December 31, 2008, respectively, is primarily due to unrealized losses from securities available for sale. See Note 6 – Securities Available for Sale.
     Fair value of financial instruments. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), the Company adopted SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, as of January 1, 2009 and this adoption did not have a material impact on the condensed unaudited consolidated financial statements. The adoption of SFAS 157 for MasTec’s financial assets and liabilities did not have a material impact on its fair value measurements.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in inactive markets and provides guidance for evaluating and using observable and unobservable inputs in these circumstances. FSP FAS 157-3 has been adopted by the Company in the preparation of the consolidated financial statements since December 31, 2008.
     The fair market value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, for which the fair value, based on management’s estimates, approximates their carrying values. At March 31, 2009, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model.
     At March 31, 2009 and December 31, 2008, the estimated fair value of the Company’s outstanding senior notes was approximately $122.3 million and $112.4 million, respectively.
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
     The Company’s securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of floating rate international bank notes or credit card receivable notes with investment grade credit ratings by one or more of the major credit rating agencies, and credit default swap agreements on corporate debt obligations. These auction-rate securities are accounted for as securities available for sale at fair value, and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company’s estimate of fair value is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. See Note 6 – Securities Available for Sale.
     Accrued insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period. As of March 31, 2009 and December 31, 2008, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $40.2 million and $39.9 million, respectively, of which $24.2 million was, reflected within non-current other liabilities for both periods.
     The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $400,000.
     The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of March 31, 2009 and December 31, 2008, such letters of credit amounted to $66.2 million at the end of both periods, collateralized by $18.1 million of restricted cash at both March 31, 2009 and December 31, 2008. In addition, cash collateral posted amounted to $3.3 million as of the end of both periods, which is included in other assets.
     Income taxes. As a result of the Company’s recent history of operating losses, valuation allowances aggregating $19.0 million and $24.2 million have been recorded as of March 31, 2009 and December 31, 2008, respectively, to reduce certain net deferred federal, foreign and state tax assets to their estimated net realizable value. Management anticipates that the Company will generate sufficient pretax income in the future to realize the deferred tax assets based on continuing operations and feasible tax planning strategies available.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Stock-based compensation. The Company has granted to employees and others restricted stock and options to purchase common stock. Total non-cash stock compensation expense for grants of restricted stock and options was $0.8 million for both the three months ended March 31, 2009 and 2008. Non-cash stock compensation expense is included in general and administrative expense in the condensed unaudited consolidated statements of operations.
     The Company grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method over the vesting period. Those issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through March 31, 2009, 1,361,051 shares of restricted stock have been issued with a value of approximately $12.3 million, which is being expensed over vesting periods ranging from day of issuance to five years. Total unearned compensation related to restricted stock grants as of March 31, 2009 is approximately $5.6 million. Restricted stock expense for the three months ended March 31, 2009 was approximately $0.6 million. Restricted stock expense for the three months ended March 31, 2008 was approximately $0.3 million.
     During the three months ended March 31, 2009 and 2008, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and MasTec used the ratable method (an accelerated method of expense recognition under SFAS No. 123R, “Share-based Payment”) to amortize compensation expense over the vesting period of the option grant.
     Discontinued operations. On April 10, 2007, substantially all of the net assets of the Company’s Canadian operations were sold. Accordingly, these operations have been accounted for as discontinued operations for all periods resented.
     Recent accounting pronouncements. In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)) and SFAS No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted SFAS 141(R) effective January 1, 2009 and will apply SFAS 141(R) prospectively to business combinations with an acquisition date on or after January 1, 2009. The adoption of SFAS 160 effective January 1, 2009 did not have a material impact on the condensed unaudited consolidated financial statements, as the Company currently does not have any noncontrolling interests.
     On December 12, 2007, the FASB ratified the EITF’s consensus on Issue 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and the effects upon adoption should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangement s existing as of the effective date. EITF 07-1 did not have a material impact on MasTec’s condensed unaudited consolidated financial statements as of March 31, 2009.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires enhanced disclosures to enable investors to better understand the effects of derivative instruments and hedging activities on an entity’s financial position, financial performance, and cash flows. SFAS 161 also

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133; and how they affect its financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the condensed unaudited consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 on January 1, 2009 did not have a material impact on the condensed unaudited consolidated financial statements.
     On May 9, 2008, the FASB issued FASB Staff Position, Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers of convertible debt to account separately for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the debt is expected to be outstanding as additional non-cash interest expense. The equity component is not revalued as long as it continues to qualify for equity treatment.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis for all periods presented.  FSP APB 14-1 is not applicable to the Company’s convertible debt and had no material impact to the Company upon adoption as of January 1, 2009.
     In June 2008, the EITF reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits”  (EITF 08-3)  This issue addresses the accounting for certain lease arrangements that require the lessee to pay maintenance deposits to ensure that it properly maintains the leased asset.  If an amount on deposit is less than probable of being returned, it shall be recognized as an additional expense.  EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of EITF 08-3 on January 1, 2009 did not have a material impact on the condensed unaudited consolidated financial statements.
     In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4). This FSP requires additional disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, and also requires additional disclosure regarding the current status of the payment or performance risk of guarantees. These provisions are effective for any annual or quarterly reporting period beginning after November 15, 2008. Lastly, the FSP clarifies that the disclosures required by FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” should be provided for any annual or quarterly reporting period beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 had no impact on the condensed unaudited consolidated financial statements.
     In November 2008, the FASB ratified the EITF’s final consensus on Issue 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 is effective for intangible assets acquired on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 had no impact on the condensed unaudited consolidated financial statements as of March 31, 2009.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     In January 2009, the FASB issued FASB Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FSP EITF 99-20-1).  This FASB Staff Position (FSP) amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 for the year ended December 31, 2008 did not have a material impact on the condensed unaudited consolidated financial statements.
     During April 2009, the FASB issued FASB Staff Position No. FAS 157-4,” Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1amends FASB Statement No. 107,”Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These FSP’s shall be effective for interim and annual reporting periods ending after June 15, 2009. MasTec is evaluating the impact of these FSP’s and will adopt them during the quarter ended June 30, 2009.
Note 4 – Earnings Per Share
     MasTec presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec. In accordance with SFAS No. 128, the computation of the diluted earnings per share for 2009 did not include the effect of 8% convertible notes because the effect was antidilutive.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued

	Three Months Ended
	March 31,	March 31,
	2009	2008
Numerator (basic and diluted):
Income from continuing operations	$11,929	$7,936
Loss from discontinued operations	—	(155)

Net income	$11,929	$7,781

Denominator:
Basic weighted average shares outstanding	75,546	67,187
Effect of dilutive common stock equivalents	1,019	398

Diluted weighted average shares outstanding	76,565	67,585

Earnings per share is as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Basic:
Income from continuing operations	$0.16	$0.12
Net income	$0.16	$0.12
Diluted:
Income from continuing operations	$0.16	$0.12
Net income	$0.16	$0.12
Note 5 — Acquisitions
Wanzek
     In December 2008, MasTec purchased all of the issued and outstanding shares of Wanzek Construction, Inc., (“Wanzek”) for: (i) $50 million in cash, (ii) 7.5 million shares of MasTec common stock, (iii) an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009, (iv) the assumption of up to $15 million of Wanzek’s debt and (v) a two-year earn-out equal to 50% of Wanzek’s EBITDA over $40 million per year. The purchase agreement provides for “piggyback” registration rights without penalty or registration payment arrangements. The acquisition is effective as of December 1, 2008, and accordingly, Wanzek’s earnings have been consolidated as of that date.
     Wanzek, headquartered in Fargo, North Dakota, has been in business more than 37 years and manages a team of highly-skilled workers and tradesmen which are deployed throughout the country and which are capable of working under extreme weather conditions. Wanzek currently derives a significant portion of its revenue from wind farm construction and maintains a fleet of heavy equipment, including a number of specialized heavy cranes, a critical component for the successful erection of wind turbine towers. With the acquisition of Wanzek, MasTec is capable of providing end-to-end construction services to wind farm owners and developers. The Wanzek acquisition complements MasTec’s existing expertise and contracts in the construction of the electrical collection systems, substations and transmission lines necessary to connect energy from wind farms to the power grid. Wanzek brings additional experience and capabilities to

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
MasTec in the construction of natural gas processing plants and compression stations, and other heavy/civil and industrial process construction.
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
     As of March 31, 2009, Wanzek had goodwill of $88.9 million, which is not deductible for income tax purposes.
Funraisers
     On October 1, 2008, MasTec acquired from Red Ventures LLC, (the “Seller”), the same seller that sold DirectStar TV LLC (“DirectStar”) to MasTec, 100% of the membership interests of Funraisers PR, LLC (“Funraisers”), a company engaged in a start-up business that provides marketing, advertising, promotion, sales and activities for internet data delivery service by satellite and certain other broadband companies. DirectStar, together with it subsidiaries, including Funraisers, is referred to as the “DirectStar Business.” Funraisers earnings have been consolidated since the date of acquisition.
     Although MasTec did not pay any upfront consideration for Funraisers at the closing, in connection with the transaction, MasTec has agreed to increase the earn-out payable with respect to DirectStar until December 31, 2018. Additionally, the Seller has an option to purchase DirectStar Business back from MasTec. This option is exercisable from January 1, 2011 to December 31, 2013 for an amount determined, in part, on the earnings of DirectStar for the trailing twelve months preceding the exercise date multiplied by a multiple to be determined in part on MasTec’s EBITDA multiple minus a factor representing the remaining earn-out payments under the purchase agreements subject to a floor and cap as set forth in the agreement. This option has an estimated fair value of $1.0 million at the date of acquisition, resulting in acquired goodwill of $1.2 million. The allocation of purchase price to the fair value of net assets acquired remains preliminary.
     As of March 31, 2009, Funraisers had goodwill of $3.0 million, which is deductible for income tax purposes.
Nsoro
     On July 31, 2008, MasTec purchased certain assets of Nsoro, LLC (“Nsoro”) for a purchase price of $17.5 million, paid in cash at closing, plus the assumption of approximately $12 million in indebtedness and earn-out payments payable over an eight-year period equal to 50% of Nsoro’s earnings before taxes above certain minimum thresholds. The earn-out is payable in cash and, in certain circumstances, MasTec common stock or a combination thereof at the Company’s discretion. Nsoro is headquartered in Atlanta, Georgia and specializes in wireless infrastructure management and construction. The ultimate purchase price is subject to adjustment based on minimum and maximum tangible net worth, total assets and net working capital thresholds still to be determined.
     The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remain preliminary as management continues to assess the valuation of the acquired assets and liabilities including the value of work in process, costs and estimated earnings in excess of billings and billings in excess of cost accounts. Additionally, continuing analysis of these accounts has resulted in reclassifying entries to gross-up amounts previously netted. Revised estimates in the valuation of acquired assets and liabilities since the initial purchase price allocation have resulted in changes to goodwill. The ultimate purchase price remains subject to adjustment based on the metrics described above based on the final valuation of the net assets acquired and may result in further revisions to the goodwill balance.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
The purchase price to acquire Nsoro including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

Current assets	$85,735
Property and equipment	762
Customer relationships	11,100
Trade name	980
Goodwill	3,324
Other long-term assets	94

Total assets acquired	101,995

Current liabilities	(71,835)
Debt	(12,164)

Total liabilities assumed	(83,999)

Net assets acquired	$17,996

     The customer relationship and tradename intangible assets are amortized on a straight-line basis over a 20 year and 5 year life, respectively, consistent with the benefits expected to be received.
     In connection with the acquisition of Nsoro, management approved a plan to exit the activities of four Nsoro locations including the termination and/or relocation of the employees at these locations. These exit activities resulted in liabilities assumed of approximately $0.2 million included in the allocation of purchase price above. These locations were substantially closed at the end of 2008.
     Nsoro’s earnings have been consolidated since the date of acquisition.
     As of March 31, 2009, Nsoro had goodwill of $3.3 million, which is deductible for income tax purposes.
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
     As of March 31, 2009, Pumpco had goodwill of $17.9 million, which is not deductible for income tax purposes.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
Note 6 – Securities Available For Sale
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
     As of March 31, 2009, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under SFAS 157). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting the securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     As of March 31, 2009, the estimated fair value of the securities available for sale totaled $21.0 million. During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company recorded an unrealized gain and loss of $0.4 million and $8.3 million, respectively, in Other Comprehensive Income, net of the tax impact which is a fully reserved deferred tax asset. Management believes this temporary unrealized decline in estimated fair value is primarily attributable to the limited liquidity of these investments and the overall market volatility in the current period.
     SFAS 157 defines three categories for the classification and measurement of assets and liabilities carried at fair value:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or observable inputs that are corroborated by market data.
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.
     The cost basis, gross unrealized losses and estimated fair value, determined using level 3 inputs, for these securities are as follows (in thousands):

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued

	March 31, 2009			December 31, 2008
		Cumulative			Cumulative
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Losses	Value	Basis	Losses	Value
Auction rate securities — student loans	$17,450	$(1,649)	$15,801	$17,450	$(1,596)	$15,854
Auction rate securities — structured finance securities	16,200	(10,992)	5,208	16,200	(11,474)	4,726

Total auction rate securities	$33,650	$(12,641)	$21,009	$33,650	$(13,070)	$20,580

     The contractual maturity of the auction rate securities available for sale at March 31, 2009 ranges from 20 to 39 years for student loan auction rate securities and from 8 to 9 years for structured finance auction rate securities.
     In July 2008, MasTec filed a claim in arbitration against Credit Suisse Securities (USA) LLC (“Credit Suisse”) in connection with the sale by Credit Suisse to MasTec of certain auction rate securities. See Note 10 – Commitments and Contingencies.
Note 7 — Accounts Receivable, Cost and Earnings in Excess of Billings, and Retainage, Net of Allowance
     Accounts receivable, classified as current, consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Contract billings	$132,521	$210,215
Retainage	30,800	29,408
Costs and earnings in excess of billings	90,338	99,405

	253,659	339,028
Less allowance for doubtful accounts	(10,558)	(11,646)

Accounts receivable, net	$243,101	$327,382

     Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.
Note 8 – Debt
     Debt is comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facility	$20,000	$42,468
7.625% senior notes due February 2017	150,000	150,000
8% convertible notes due December 2013	55,000	55,000
7.05% Equipment term loan due in installments through 2013	18,951	20,243
Capital lease obligations	10,320	11,013
Notes payable for equipment, at interest rates up to 9%, due in installments through the year 2013	23,213	25,614

Total debt	277,484	304,338
Less current maturities	(16,282)	(16,884)

Long-term debt	$261,202	$287,454

     MasTec is in compliance with all debt covenants at March 31, 2009.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
Note 9 – Other Current Assets and Liabilities
     Prepaid expenses and other current assets as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Non-trade receivables	$10,073	$6,797
Other receivables	4,389	4,986
Prepaid expenses and deposits	10,239	10,781
Deferred project costs	1,810	2,109
Other	5,195	1,333

Total prepaid expenses and other current assets	$31,706	$26,006

     Other current liabilities consist of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Obligations related to acquisitions	$12,210	$14,701
Accrued amounts related to discontinued operations	1,934	2,018
Accrued losses on contracts	1,295	3,860
Other	11,921	15,949

Total other current liabilities	$27,360	$36,528

Note 10 – Commitments and Contingencies
Legacy Litigation
     MasTec is subject to litigation, primarily dating from the period 2001 through 2005.
     In March 2007, the United States Army Corps of Engineers (“Corps of Engineers”) brought a complaint in a federal district court against MasTec for environmental violations in connection with a project in Coos County, Oregon and sought damages in excess of $16 million. The matter went to trial in February 2008, and in February 2009, the Federal District Court entered a judgment in favor of the Corps of Engineers in the amount of $1.5 million. The Corps of Engineers is appealing the judgment.
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
     MasTec is vigorously pursuing claims against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.
     MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
has reduced its receivable to approximately $1.0 million, which is recorded in other current assets on its consolidated balance sheet at March 31, 2009.
Outstanding Litigation
     In July 2008, MasTec filed a claim in arbitration against Credit Suisse Securities (USA) LLC (“Credit Suisse”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by Credit Suisse to MasTec of certain auction rate securities in the aggregate principal amount of $33.7 million. MasTec is seeking, among other relief, rescission of the purchase of the auction rate securities. Credit Suisse responded denying MasTec’s claims. MasTec is currently in the discovery stage of this matter. The arbitration is expected to occur in September 2009.
     In addition to the matters discussed above, MasTec is also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.
     Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $7.5 million at March 31, 2009 and $13.2 million at December 31, 2008.
Other Commitments and Contingencies
     MasTec is required to provide payment and performance bonds for some of its contractual commitments related to projects in process. At March 31, 2009, estimated cost to complete projects for which the $430.3 million in performance and payment bonds are outstanding was $48.6 million.
     In addition, in connection with the sale of the state Department of Transportation related projects and assets, MasTec agreed to keep certain liabilities, including the cost to maintain and continue certain performance and payment bonds. At March 31, 2009, $159.7 million of these performance and payment bonds remained outstanding. MasTec estimates that the remaining cost to complete these state Department of Transportation projects at March 31, 2009 was $2.1 million. See “Item 1A—Risk Factors” for additional information.
Note 11 – Concentrations of Risk
     The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the telecommunications and broadband industries, collectability of receivables, competition within its industry, the nature of its contracts (which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities. The Company has more than 320 customers which include some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Communications	$199,623	$183,784
Utilities	123,768	64,622
Government	18,728	13,586

	$342,119	$261,992

     The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2009, DIRECTV® and AT&T customers each accounted for 37% and 11% of total revenue, respectively. During the three months ended March 31, 2008, DIRECTV® and Verizon customers each accounted for 47% and 9% of total revenue, respectively.
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. As of March 31, 2009 and December 31, 2008, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million, at the end of each period, net of $0.6 million and $0.3 million, respectively, in specific reserves. Based on the analytical process described above, management believes that it will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $10.6 million and $11.6 million as of March 31, 2009 and December 31, 2008, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, MasTec could experience reduced cash flows and losses in excess of the current allowance.
Note 12 – Related Party Transactions
     MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2006. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff Board of Directors. During the three months ended March 31, 2009 and 2008, MasTec paid Neff approximately $254,000 and $170,000, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.
     During the three months ended March 31, 2009 and 2008, MasTec paid $12,000 in each quarter to Irma S. Mas, the mother of Jorge Mas, the Chairman and Jose Mas, the Company’s President and Chief Executive Officer for the lease of certain property located in Florida.
     During the three months ended March 31, 2009 and 2008, MasTec had an arrangement with a customer whereby it leased employees to that customer and charged approximately $109,000 and $103,000, respectively, to the customer. As of March 31, 2009 and December 31, 2008, a $0.8 million and $0.7 million, respectively, receivable is included within

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
other current assets. Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, are minority owners of this customer.
     The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, have an ownership interest. MasTec paid this unrelated chartering company approximately $100,000 during the three months ended March 31, 2009 and $20,000 during the three months ended March 31, 2008.
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
     Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein the Company agreed to pay the premiums due on a life insurance policy with a face amount of $80.0 million, $60.0 million of which is subject to the agreement and the remaining $20.0 million is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. The Company will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. An amount equal to $60.0 million of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to the Company. In the three months ended March 31, 2009 an 2008, MasTec paid approximately $0.3 million and $0.3 million, respectively, in premiums in connection with the split dollar agreements for Jorge Mas.
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
     On November 1, 2002, MasTec and Austin Shanfelter, who at the time was a director and the Company’s CEO, entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on a life insurance policy with an aggregate face amount of $18.0 million. Mr. Shanfelter and his spouse were the insured under the policy. Under the terms of this agreement, MasTec was the sole owner and beneficiary of the policy and was entitled, upon the death of the insured, to recover the greater of (i) all premiums it paid on the policy plus interest equal to four percent, compounded annually or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. The remainder of the policy’s proceeds would be paid in accordance with Mr. Shanfelter’s designations. The Company had made all of the premium payments required by the agreement. The agreement terminated upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) change of control of MasTec.
     On November 1, 2002, MasTec and Mr. Shanfelter entered into a deferred bonus agreement in which the Company agreed to pay Mr. Shanfelter a bonus in the event that the split dollar agreement Mr. Shanfelter had entered into with MasTec was terminated upon a change of control of MasTec. The amount of the bonus was equal to the total premiums

MasTec, Inc.
Notes to the Condensed Unaudited Consolidated Financial Statements — continued
made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus was to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.
     On December 18, 2008, Mr. Shanfelter submitted his written resignation effective immediately as a director of MasTec, Inc. Following Mr. Shanfelter’s resignation, on December 23, 2008, the Company and Mr. Shanfelter entered into an agreement to modify certain matters pertaining to Mr. Shanfelter’s employment agreement, deferred bonus agreement and split dollar agreement, which he had originally entered into with the Company at the time he served as the Company’s Chief Executive Officer. Under this agreement MasTec paid to Mr. Shanfelter on January 2, 2009 approximately $2.4 million, which is equal to the amount, as of December 23, 2008, that MasTec would have been required to pay Mr. Shanfelter pursuant to the deferred bonus agreement between MasTec and Mr. Shanfelter in the event that a change of control of MasTec had occurred. As a result of this payment, the deferred bonus agreement, as amended, and the split dollar agreement between MasTec and Mr. Shanfelter, as amended, was terminated.
     Additionally, in accordance with the terms of his original employment agreement, all of Mr. Shanfelter’s restricted stock vested as of December 18, 2008 and Mr. Shanfelter’s outstanding stock options shall continue to be exercisable until their respective expiration dates. Mr. Shanfelter will continue to be subject to certain noncompetition provisions and certain nonsolicitation provisions.
     Effective as of August 3, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy with an aggregate face amount of $10.0 million. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately prior to the death of the survivor of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. The Company has agreed to make the premium payments until at least July 15, 2009. In the three months ended March 31, 2009 and 2008, the Company paid approximately $0.2 million and $0, respectively, in premiums in connection with the split dollar agreement for Mr. Jose Mas.
     On April 3, 2007, MasTec and Jose Mas entered into a deferred bonus agreement in which MasTec agreed to pay Mr. Mas a bonus in the event the split dollar agreement Mr. Mas had entered into with MasTec was terminated due to a change of control. The amount of the bonus is equal to the total premium payments made by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
     We, or our predecessor companies, have been in business for over 70 years. We offer our services under the MasTec service mark and operate through a network of over 200 locations and approximately 8,070 employees as of March 31, 2009. Providing services to communication industries, utility industries and government markets, we have consistently ranked among the top specialty contractors by Engineering News-Record.
     Our customers include some of the largest communications and utility companies in the United States, including DIRECTV®, Verizon, AT&T, EMBARQ, Progress Energy, Oneok, M.A. Mortenson Co., Dominion Virginia Power, Duke Energy and Sandridge Energy. For the quarters ended March 31, 2009 and 2008, 71% and 78%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.
     DIRECTV® represents 37% and 47% of our total consolidated revenue for the quarter ended March 31, 2009 and 2008, respectively. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® customers and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®.

     AT&T represents 11% and 7% of our total consolidated revenue for the quarter ended March 31, 2009 and 2008, respectively. Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireline and wireless infrastructure.
     Although our revenue for the first quarter of 2009 was up sharply, it was nevertheless negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. We are also uncertain as to when the governmental stimulus initiatives will begin to have a noticeable impact on the industries we serve, however we do anticipate increased capital spending on infrastructure as the year progresses.
Revenue
     We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.
     Revenue for customers in these industries is as follows (in thousands):

	For the Three Months Ended March 31,
	2009		2008
Communications	$199,623	58%	$183,784	70%
Utilities	123,768	36%	64,622	25%
Government	18,728	6%	13,586	5%

	$342,119	100%	$261,992	100%

     A significant portion of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. The majority of these services typically are of a maintenance nature and, to a lesser extent, upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice.
          The remainder of our work is generated pursuant to contracts for specific installation/construction projects or jobs that may require the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer.
     Revenue by type of contract is as follows (in thousands):

	For the Three Months Ended March 31,
	2009		2008
Master service and other service agreements	$206,270	60%	$184,235	70%
Installation/construction projects agreements	135,849	40%	77,757	30%

	$342,119	100%	$261,992	100%

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

	For the Three Months Ended March 31,
	2009		2008
Revenue	$342,119	100.0%	$261,992	100.0%
Costs of revenue, excluding depreciation and amortization	290,926	85.0%	226,844	86.6%
Depreciation and amortization	10,643	3.1%	5,028	1.9%
General and administrative expenses	23,255	6.8%	19,806	7.6%
Interest expense, net of interest income	5,762	1.7%	2,496	1.0%
Other income, net	497	0.1%	151	0.1%

Income from continuing operations before income taxes	12,030	3.5%	7,969	3.0%
Income taxes	(101)	0.0%	(33)	0.0%

Income from continuing operations	11,929	3.5%	7,936	3.0%
Loss from discontinued operations	—	0.0%	(155)	(0.1)%

Net income	$11,929	3.5%	$7,781	3.0%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Revenue. Our revenue was $342.1 million for the three months ended March 31, 2009, compared to $262.0 million for the same period in 2008, representing an increase of $80.1 million or 30.6%. This increase was primarily related to revenue of approximately $82.9 million from three businesses acquired during 2008 partially offset by the negative impact on revenue primarily due to tightened capital expenditures by our customers and slower developing business resulting from the U.S. economy. First quarter revenue does not reflect any economic impact that may be created in the marketplace by the federal and state stimulus initiatives.

     Costs of Revenue. Our costs of revenue were $290.9 million or 85.0% of revenue for the three months ended March 31, 2009, compared to $226.8 million or 86.6% of revenue for the corresponding period in 2008, a $64.1 million increase or 28.3%. The increase is primarily attributable to $68.4 million in costs of revenue incurred on three businesses acquired during 2008 partially offset by a 2% decrease in costs of revenue. As a percentage of revenue, cost of revenue improved 160 basis points reflecting slower growth in labor costs when compared to revenue growth plus a decline in fuel costs.
     Depreciation and amortization. Depreciation and amortization was $10.6 million for the three months ended March 31, 2009, compared to $5.0 million for the same period in 2008, representing an increase of $5.6 million or 112.0%. The increase was due primarily to three acquisitions which resulted in the addition of $66.9 million in fixed assets and the addition of $1.9 million in amortization of acquisition-related intangibles.
     General and administrative expenses. General and administrative expenses were $23.3 million or 6.8% of revenue for the three months ended March 31, 2009, compared to $19.8 million or 7.6% of revenue for the same period in 2008, representing an increase of $3.5 million but a decrease as a percentage of revenue of 80 basis points. The increase was primarily due to a $4.3 million increase in labor cost, partially offset by a $1.6 million reduction in legal settlement expense. Although labor costs increased, the majority of other costs have remained flat resulting in declining general and administrative costs as a percentage of revenue.
     Interest expense, net. Interest expense, net of interest income was $5.8 million or 1.7% of revenue for the three months ended March 31, 2009, compared to $2.5 million or 1.0% of revenue for the same period in 2008, representing an increase of approximately $3.3 million. This increase is primarily due to the net impact of a 78% increase in debt incurred to fund the acquisition of three businesses during 2008 further increased by reduced interest income due to lower interest rates and lower cash balances.
     Other income, net. Other income, net was $0.5 million for the three months ended March 31, 2009, compared to $0.2 million for the three months ended March 31, 2008, representing an increase of $0.3 million primarily due to higher gains on sale of property and equipment.
     Income taxes. Income taxes were approximately $101,000 for the three months ended March 31, 2009, compared to approximately $33,000 for the three months ended March 31, 2008, representing an increase of $68,000 primarily due to higher profitability in certain state taxing jurisdictions where tax liabilities are not offset by our net operating loss carryforwards.
Financial Condition, Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. We estimate we will spend between $40 million and $49 million per year on capital expenditures. This increase versus our historic levels of capital expenditures is due, in part, to the equipment intensive nature of our business and the recent growth through acquisitions. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment, and we expect to generate proceeds from these sales. Additionally, we have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the investment or acquired business. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the three months ended March 31, 2009 and 2008, we made cash payments of $6.5 million and $5.7 million, respectively, related to such earn-out obligations.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. Accordingly, we generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed according to the terms and conditions therein. We maintain inventory to meet the material requirements of certain of our contracts. Certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors often contain a “pay when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.
     Through March 31, 2009, our cash flows and liquidity have not been significantly impacted by the slow economy and the general lack of credit availability. Given the generally good credit quality of our customer base, we do not expect a collections issue that would impact our liquidity in the foreseeable future. As a result of our current capital structure, including our Credit Facility, we do not anticipate the current restricted credit markets will impact our liquidity. We anticipate that funds generated from continuing operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.
Sources and Uses of Cash
     As of March 31, 2009, we had $105.1 million in working capital, defined as current assets less current liabilities, compared to $105.3 million as of December 31, 2008. Cash and cash equivalents, including approximately $18.1 million of restricted cash, increased by $10.3 million from $47.3 million at December 31, 2008 to $57.6 million at March 31, 2009. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.
     Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$49.3	$7.3
Net cash (used in) provided by investing activities	(13.1)	0.8
Net cash used in financing activities	(25.9)	(0.9)

Net increase in cash and cash equivalents	$10.3	$7.2

     Net cash provided by operating activities increased by $42.0 million to $49.3 million for the three months ended March 31, 2009 from $7.3 million for the three months ended March 31, 2008 as net income adjusted for non-cash items, such as higher depreciation and amortization, improved by $9.9 million and net collections of accounts receivable, unbilled revenue and retainage, net, increased by $77.3 million. These cash flows were partially offset by an increase of $37.4 million in payments to vendors and changes in other accrued liabilities, including payments of approximately $5.3 million related to the resolution of legacy legal litigation.
     Net cash used in investing activities increased by $13.9 million to $13.1 million for the three months ended March 31, 2009 from net cash provided by investing activities of $0.8 million for the three months ended March 31, 2008. The increase in the use of cash was driven by a decrease in net proceeds of $13.4 million from the net sale and purchase of auction rate securities. There were no sales or purchases of auction rate securities during the quarter ended March 31, 2009.
     Net cash used in financing activities increased by $25.0 million to $25.9 million for the three months ended March 31, 2009 compared to $0.9 million net cash used in financing activities for the three months ended March 31, 2008. The increase in net cash used in financing activities was driven primarily by net repayments of borrowings under the Credit Facility of $22.5 million and repayments of other borrowings of $3.7 million .
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
     Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Management has the intent and believes the Company has the ability to hold these securities until they can be sold at par value. Management is uncertain at this time as to when the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified the book value of these securities as long-term assets since June 30, 2008. Management is uncertain at this time as to when the Company will be able to exit these investments at their par value or whether additional temporary or other-than temporary impairment related to these investments will be incurred in the future.
     As of March 31, 2009, we hold $33.7 million in par value of these auction rate securities, with an estimated fair value and carrying value of $21.0 million, net of a $12.6 million unrealized loss. While the investments are of a high credit quality, at this time we are uncertain when the liquidity issues associated with these investments will improve and when we will be able to exit these investments at their par value. We currently anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We continue to monitor this situation. See Note 6 – Securities Available for Sale and Note 10 – Commitments and Contingencies in the Notes to the Condensed Unaudited Consolidated Financial Statements.
Credit Facility
     We amended and restated our Senior Secured Credit Facility effective July 29, 2008, expiring May 10, 2013 (the “Credit Facility”). The Credit Facility has a maximum amount of available borrowing of $210 million, subject to certain restrictions. The maximum available borrowing may be increased to $260 million if certain conditions are met.
     As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At March 31, 2009 and December 31, 2008, net availability under the Credit Facility totaled $51.9 million and $82.2 million, respectively, net of outstanding standby letters of credit aggregating $81.9 million and $82.4 million in each period, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At March 31, 2009 and

December 31, 2008, we had outstanding cash draws of $20.0 million and $42.5 million under the Credit Facility, respectively. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.0% and 3.0%, depending on certain financial thresholds. At March 31, 2009, the margin over LIBOR is 2.50% and the margin over the base rate was 1.25%. The Credit Facility includes an unused facility fee ranging from 0.375% to 0.5% based on usage. The weighted average interest rate on the Credit Facility at March 31, 2009 is 4.41%.
     The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility. At March 31, 2009, we were in compliance with all provisions and covenants of the Credit Facility.
     Based upon the current availability under our Credit Facility, liquidity and projections for 2009, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements throughout 2009. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our 2009 projections however, we do not expect this to adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge coverage ratio in the future.
     On January 31, 2007, we issued $150.0 million of 7.625% senior notes due February 2017 with semi-annual interest payments of approximately $5.7 million. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur additional indebtedness, including: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if our fixed charge coverage ratio, as defined, is at least 2:1. In addition, the indenture prohibits incurring capital lease obligations in excess of 5% of our consolidated net assets, as defined, at any time the senior notes remain outstanding. At March 31, 2009, we were in compliance with all provisions and covenants of the 7.625% senior notes.
     In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations. In connection with the acquisition of Nsoro, we assumed approximately $12 million in indebtedness, which was subsequently repaid. In connection with the acquisition of Wanzek, we entered into an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 and also assumed approximately $15 million of Wanzek’s debt. See Note 5 – Acquisitions. There are no covenant requirements on this note.
     Off-balance sheet arrangements. We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our credit facility and amounted to $81.9 million at March 31, 2009 of which $66.2 million were related to our insurance programs.

     Certain of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At March 31, 2009, the estimated cost to complete on our $430.3 million performance and payment bonds was approximately $48.6 million.
Seasonality
     The budgetary years of many of our specialty infrastructure services customers end December 31. As a result, some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. We expect this pattern to be more dramatic in the future as a greater proportion of our projects are in northern climates due to our recent acquisitions. As a result, we experience reduced revenue in the first quarter and, to a lesser extent, in the fourth quarter, of each calendar year.
Impact of Inflation
     The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant increases in labor costs in 2009 or 2008. To a lesser extent, we are also affected by changes in fuel costs which decreased significantly during the first quarter of 2009 compared to the same quarter in 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Approximately 7.2% of our outstanding debt at March 31, 2009 was subject to variable interest rates, including $20 million outstanding under our Credit Facility at March 31, 2009. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.00% and 3.00%, depending on certain financial thresholds. At March 31, 2009, the margin over LIBOR was 2.50% and the margin over the base rate was 1.25%. Based upon debt balances outstanding at March 31, 2009, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.
     The remainder of our debt has fixed interest rates. Our fixed interest rate debt primarily includes $150.0 million (face value) in senior notes, $55.0 million (face value) in convertible notes issued in connection with the Wanzek acquisition, and a $22.5 million equipment term loan issued in connection with the Pumpco acquisition. The fair market value of the senior notes at March 31, 2009 was $122.3 million.
Foreign Currency Risk
     Previously, we had an investment in a subsidiary in Canada and sold our services into this foreign market. On April 10, 2007, we sold substantially all of our Canadian operations, and any remaining currency risk is minimal. The operations in Canada have been accounted for as discontinued operations for all periods presented.
Auction Rate Securities
     The Company’s securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 11%. The current credit crisis and economic downturn increases both the illiquidity and default risks of these securities. See Note 6 – Securities Available for Sale in the Notes to the Condensed Unaudited Consolidated Financial Statements .
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, we concluded that as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Refer to Note 7 to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.
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
     We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations, provided we first register those shares for resale, including one such obligation for which our earn-out obligation is unlimited. In addition, in connection with our acquisition of Wanzek we issued 7.5 million shares and $55.0 million in principal amount of 8% convertible notes and granted the sellers certain registration rights. Our Amended and

Restated Articles of Incorporation provide that we may issue up to a total 100,000,000 shares of common stock, of which 75,589,125 shares were outstanding as of March 31, 2009. In addition, our shareholders are presently scheduled to vote on a proposal at our 2009 Annual Meeting (scheduled for May 14, 2009) which, if approved, will increase the number of shares of common stock we may issue to 145,000,000. We may also agree to issue additional securities in connection with future acquisitions. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price.
We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.
     For the three months ended March 31, 2009, we derived approximately 37%, 11% and 5% of our revenue from DIRECTV®, AT&T and Verizon, respectively. For the three months ended March 31, 2008, we derived approximately 47%, 7% and 9% of our revenue from DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 70% and 78% of our revenue in the three months ended March 31, 2009 and 2008, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity.
We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.
     Effective February 1, 2007, we sold our state Department of Transportation related projects and assets. On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement effective as of January 24, 2008, which we refer to as the “Revised Amended Agreement.” In connection with the sale of our state Department of Transportation related projects and assets and the related settlement, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the Revised Amended Agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims. Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. At March 31, 2009, we estimated that the remaining cost to complete these state Department of Transportation projects was $2.1 million on the related $159.7 million in performance and payment bonds.
We recorded unrealized losses in 2009 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.
     The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. As of March 31, 2009, all of our securities available for sale, or $33.7 million in par value of auction rate securities, had insufficient bidders at the scheduled rollover dates. We have recorded an aggregate unrealized loss on these securities of $12.6 million as of March 31, 2009. Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time, we are uncertain whether the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their par value or whether we will incur any additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, we have classified the $21.0 million fair value of these securities to long-term assets at March 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 6. EXHIBITS

Exhibit No.	Description

3.2	Fourth Amended and Restated By-laws of MasTec, Inc., amended and restated as of May 29, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2008 and incorporated by reference herein.

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2009	MASTEC, INC.
/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer (Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer (Principal Financial and Accounting Officer)