Form 10-Q
period 2009-06-30
MASTEC INC
filed 2009-07-29
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 27, 2009, MasTec, Inc. had 75,713,698 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$387,854	$305,034	$729,972	$567,026
Costs of revenue, excluding depreciation and amortization	328,047	259,561	618,973	486,405
Depreciation and amortization	10,744	6,579	21,386	11,606
General and administrative expenses, including non-cash stock compensation expense of $1,068 and $1,890, respectively, in 2009 and $1,105 and $1,949, respectively, in 2008	24,654	19,404	47,909	39,211
Interest expense, net of interest income	5,780	3,656	11,543	6,152
Other income, net	(745)	(394)	(1,243)	(545)

Income from continuing operations before provision for income taxes	19,374	16,228	31,404	24,197
Provision for income taxes	383	407	484	440

Income from continuing operations	18,991	15,821	30,920	23,757
Loss from discontinued operations	—	(85)	—	(240)

Net income	$18,991	$15,736	$30,920	$23,517

Basic net income per share:
Continuing operations	$0.25	$0.23	$0.41	$0.35
Discontinued operations	—	—	—	—

Total basic net income per share	$0.25	$0.23	$0.41	$0.35

Basic weighted average common shares outstanding	75,662	67,207	75,604	67,197

Diluted net income per share:
Continuing operations	$0.25	$0.23	$0.40	$0.35
Discontinued operations	—	—	—	—

Total diluted net income per share	$0.25	$0.23	$0.40	$0.35

Diluted weighted average common shares outstanding	81,963	68,182	77,607	68,123

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,050 at both June 30, 2009 and December 31, 2008	$78,397	$47,263
Cash surrender value of redeemed life insurance policies	1,781	—
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	269,623	327,382
Inventories	34,340	32,769
Deferred tax asset	19,311	5,945
Prepaid expenses and other current assets	26,716	26,006

Total current assets	430,168	439,365

Property and equipment, net	150,308	158,013
Goodwill and other intangibles, net	420,311	420,604
Deferred taxes, net	12,252	25,165
Securities available for sale	22,805	20,580
Other assets	28,811	27,170

Total assets	$1,064,655	$1,090,897

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,510	$16,884
Accounts payable and other accrued expenses	185,539	192,407
Billings in excess of costs and earnings	19,049	57,720
Accrued legal settlement charges	1,954	13,212
Accrued insurance	13,960	17,297
Other current liabilities	26,081	36,528

Total current liabilities	262,093	334,048

Other liabilities	25,220	26,305
Long-term debt	297,456	287,454

Total liabilities	$584,769	$647,807

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 145,000,000; issued and outstanding shares – 75,700,497 and 75,454,565 shares at June 30, 2009 and December 31, 2008, respectively	7,570	7,545
Capital surplus	626,346	622,745
Accumulated deficit	(142,868)	(173,788)
Accumulated other comprehensive loss	(11,162)	(13,412)

Total shareholders’ equity	479,886	443,090

Total liabilities and shareholders’ equity	$1,064,655	$1,090,897

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$30,920	$23,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,386	11,606
Non-cash stock and restricted stock compensation expense	1,890	1,949
Gain on sale of fixed assets	(961)	(323)
Provision for doubtful accounts	1,261	1,787
Provision for losses on construction projects	2,141	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, unbilled revenue and retainage, net	56,291	(29,470)
Inventories	(1,571)	(6,172)
Other assets, current and non-current portion	(217)	(2,193)
Accounts payable and accrued expenses	(7,120)	9,165
Other liabilities, current and non-current portion	(51,611)	4,030

Net cash provided by operating activities	52,409	13,896

Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(18,762)	(59,186)
Capital expenditures	(10,892)	(16,104)
Investments in life insurance policies	718	(569)
Net proceeds from sale of assets	2,440	1,619
Purchases of securities available for sale	—	(16,437)
Proceeds from sales of securities available for sale	—	29,924

Net cash used in investing activities	(26,496)	(60,753)

Cash flows provided by financing activities:
Proceeds from credit facility	35,682	—
Repayments of credit facility	(78,150)	—
Proceeds from other borrowings, net	115,000	20,638
Repayments of other borrowings	(62,583)	—
Payments of capital lease obligations	(1,322)	(1,178)
Proceeds from issuance of common stock pursuant to stock option exercises	1,736	71
Payments of financing costs	(5,199)	—

Net cash provided by financing activities	5,164	19,531

Net increase (decrease) in cash and cash equivalents	31,077	(27,326)
Net effect of currency translation on cash	57	(7)
Cash and cash equivalents - beginning of period	47,263	74,288

Cash and cash equivalents - end of period	$78,397	$46,955

Cash paid during the period for:
Interest	$11,059	$6,264
Income taxes	$780	$551

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$—	$880

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

Cash and cash equivalents. All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents stated at cost which approximates market value. Restricted cash, included in cash and cash equivalents, represents cash deposited in support of letters of credit issued through our Credit Facility. Our Credit Facility provides full availability for those funds and there is no reduction in liquidity. The cash is invested in certificates of deposit with maturities equal to or less than 90 days.

Cash surrender value of redeemed life insurance policies. The cash surrender value of redeemed life insurance policies represents the aggregate cash received in July 2009 upon the June redemption of a variable life insurance policy owned by the Company. The policy was previously subject to a split dollar life insurance agreement with a former executive that was terminated in January 2009.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Comprehensive income (loss). Comprehensive income (loss) is a measure of net gain (loss) and all other changes in equity that result from transactions other than with shareholders. Comprehensive income (loss) consists of net income (loss), unrealized gains and losses from securities available for sale and foreign currency translation adjustments.

Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$18,991	$15,736	$30,920	$23,517
Foreign currency translation gain (loss)	24	(7)	25	(7)
Unrealized gain (loss) from securities available for sale	1,796	822	2,225	(1,972)

Comprehensive income	$20,811	$16,551	$33,170	$21,538

Accumulated other comprehensive loss of $11.2 million and $13.4 million as of June 30, 2009 and December 31, 2008, respectively, is primarily due to unrealized losses from securities available for sale. See Note 6 – Securities Available for Sale.

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

Periodically, work is performed outside of the specific requirements of the contract at the request of the customer. Generally, the revenue associated with such work is not recognized until the change order reflecting the scope and price for such work is executed. In rare circumstances, in accordance with SOP 81-1, the revenue may be recognized up to the amount of the cost if it is probable that the revenue is both realizable and collectable.

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

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Fair value of financial instruments. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosure requirements about fair value measurements. In accordance with Financial Accounting Standards Board (FASB) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), the Company adopted SFAS 157 for its nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis, as of January 1, 2009 and this adoption did not have a material impact on the condensed unaudited consolidated financial statements. The adoption of SFAS 157 for MasTec’s financial assets and liabilities did not have a material impact on its fair value measurements.

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

The fair market value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, for which the fair value, based on management’s estimates, approximates their carrying values. At June 30, 2009, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model.

At June 30, 2009 and December 31, 2008, the estimated fair value of the Company’s outstanding senior notes was approximately $129.8 million and $112.4 million, respectively, and at June 30, 2009, the estimated fair value of the Company’s outstanding senior convertible notes was approximately $111.1 million.

Securities available for sale. Securities available-for-sale are accounted for in accordance with the provisions of SFAS No. 115, “Accounting For Certain Debt and Equity Securities,” as amended by FASB Statement of Position FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and 124-2). Securities available-for-sale are recorded at fair value, determined in accordance with SFAS 157, and temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with FASB Statement of Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” several factors are reviewed to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. FSP FAS 115-2 and 124-2 amends the other-than-temporary-impairment guidance in U.S. generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary-impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and 124-2, an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, FSP FAS 115-2 and 124-2 requires an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income.

The Company’s securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations. Under the terms of the credit default swaps on the Company’s corporate debt obligations, the principal value of the auction rate securities would be impaired at

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

net default rates on the underlying corporate debt obligations ranging from 8% to 10.75%. These auction-rate securities are accounted for as securities available for sale at fair value, and unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. The Company’s estimate of fair value is sensitive to market conditions and management judgment and can change significantly based on the assumptions used. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. See Note 6 – Securities Available for Sale.

Accrued insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period. As of June 30, 2009 and December 31, 2008, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $39 million and $39.9 million, respectively, of which $24.2 million was reflected within non-current other liabilities for both periods.

The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $0.4 million.

The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of June 30, 2009 and December 31, 2008, such letters of credit amounted to $64.2 million at the end of both periods, a portion of which is collateralized by $18.1 million of restricted cash at both June 30, 2009 and December 31, 2008. In addition, other cash collateral deposited with insurance carriers amounted to $2.9 million as of the end of both periods, which is included in other assets.

Income taxes. Valuation allowances aggregating $10.7 million and $24.2 million have been recorded as of June 30, 2009 and December 31, 2008, respectively, to reduce certain net deferred federal, foreign and state tax assets to their estimated net realizable value. Management anticipates that the Company will generate sufficient pretax income in the future to realize the deferred tax assets based on continuing operations and feasible tax planning strategies available.

Stock-based compensation. The Company has granted to employees and others restricted stock and options to purchase common stock. Total non-cash stock compensation expense for grants of restricted stock and options was $1.1 million for both the three months ended June 30, 2009 and 2008, and was $1.9 million and $2 million, respectively, for the six months ended June 30, 2009 and 2008. Non-cash stock compensation expense is included in general and administrative expense in the condensed unaudited consolidated statements of operations.

The Company grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method over the vesting period. Those issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through June 30, 2009, 1,371,055 shares of restricted stock have been issued with a value of approximately $12.4 million, which is being expensed over vesting periods ranging from day of issuance to five years. Total unearned compensation related to restricted stock grants as of June 30, 2009 is approximately $5 million. Restricted stock expense for the three and six months ended June 30, 2009 was approximately $0.6 million and $1.3 million, respectively. Restricted stock expense for the three and six months ended June 30, 2008 was approximately $0.5 million and $0.8 million, respectively.

During the six months ended June 30, 2009 and 2008, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and MasTec used the ratable method (an accelerated method of expense recognition under SFAS No. 123R, “Share-based Payment”) to amortize compensation expense over the vesting period of the option grant.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Recent accounting pronouncements. There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except for the following.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP FAS 141(R)-1 is effective for annual reporting periods beginning after December 15, 2008. As the Company did not have any acquisitions during the six months ended June 30, 2009, the adoption of FSP FAS 141(R)-1, effective January 1, 2009, did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4,” Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for an asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and 124-2, an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, FSP FAS 115-2 and 124-2 requires an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These FSPs are effective for interim and annual reporting periods ending after June 15, 2009. While these FSPs are applicable to the Company’s securities available for sale, the adoption of these FSPs for the period ended June 30, 2009 did not have a material impact on the Company’s condensed unaudited consolidated financial statements. See Note 6 – Securities Available for Sale.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of SFAS No. 165 for the period ended June 30, 2009 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of SFAS 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our condensed unaudited consolidated financial statements.

Note 4 – Earnings Per Share

MasTec presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec. In accordance with SFAS No. 128, the computation of the diluted earnings per share for the three months ended June 30, 2009 included the effect of both the 8% convertible notes and the 4% senior convertible notes for the period they were outstanding. For the six months ended June 30, 2009, the computation of diluted earnings per share included the effect of the 4% senior convertible notes for the period they were outstanding, but did not include the effect of 8% convertible notes because the effect was antidilutive.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (basic)	$18,991	$15,736	$30,920	$23,517
Loss from discontinued operations	—	85	—	240

Net income from continuing operations (basic)	$18,991	$15,821	$30,920	$23,757

Interest expense on 8% convertible notes, net of tax	796	—	—	—
Interest expense on 4% senior convertible notes, net of tax	315	—	315	—

Net income from continuing operations (diluted)	$20,102	$15,821	$31,235	$23,757

Denominator:
Weighted average shares outstanding (basic)	75,662	67,207	75,604	67,197

Effect of dilutive common stock equivalents	1,150	975	1,085	926
Effect of dilutive 8% convertible notes	3,324	—	—	—
Effect of dilutive 4% senior convertible notes	1,827	—	918	—

Weighted average shares outstanding (diluted)	81,963	68,182	77,607	68,123

Earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net income	$0.25	$0.23	$0.41	$0.35
Net income from continuing operations	$0.25	$0.23	$0.41	$0.35

Diluted:
Net income	$0.25	$0.23	$0.40	$0.35
Net income from continuing operations	$0.25	$0.23	$0.40	$0.35

Note 5 – Acquisitions

Wanzek

Wanzek, headquartered in Fargo, North Dakota, has been in business more than 37 years and manages a team of highly-skilled workers and tradesmen who are deployed throughout the country and who are capable of working under extreme weather conditions. Wanzek currently derives a significant portion of its revenue from wind farm construction and maintains a fleet of heavy equipment, including a number of specialized heavy cranes, a critical component for the successful erection of wind turbine towers. With the acquisition of Wanzek, MasTec is capable of providing end-to-end construction services to wind farm owners and developers. The Wanzek acquisition complements MasTec’s existing expertise and contracts in the construction of the electrical collection systems, substations and transmission lines necessary to connect energy from wind farms to the power grid. Wanzek brings additional experience and capabilities to MasTec in the construction of natural gas processing plants and compression stations, and other heavy/civil and industrial process construction.

In December 2008, MasTec purchased all of the issued and outstanding shares of Wanzek Construction, Inc., (“Wanzek”) for: (i) $50 million in cash, (ii) 7.5 million shares of MasTec common stock, (iii) an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

2009 (the “Wanzek convertible notes”), (iv) the assumption of up to $15 million of Wanzek’s debt and (v) a two-year earn-out equal to 50% of Wanzek’s EBITDA over $40 million per year. The purchase agreement provides for “piggyback” registration rights without penalty or registration payment arrangements. The acquisition is effective as of December 1, 2008, and accordingly, Wanzek’s earnings have been consolidated as of that date.

On June 1, 2009, MasTec entered into a note purchase option agreement with Wanzek which allowed the Company to repurchase all, or part of, the Wanzek convertible notes at any time on or prior to July 31, 2009 for the principal amount thereof plus all accrued interest. Pursuant to the note purchase option agreement, to the extent that on or prior to July 31, 2009, MasTec closed an offering with net proceeds in excess of the principal amount of the Wanzek convertible notes plus all interest accrued thereon, the Company was required to exercise its option to repurchase all of the Wanzek convertibles notes. Accordingly, as $115 million of 4% senior convertible notes were issued in June 2009, the Company was required to use such proceeds to repurchase the $55 million Wanzek convertible notes plus approximately $2 million of accrued interest.

In connection with the note purchase option agreement, the Company also agreed to remove the six-month transfer restrictions that would have otherwise been applicable to the 7.5 million shares of MasTec common stock issued to the sellers of Wanzek in connection with the acquisition and allowed the sellers of Wanzek to participate in a secondary offering of a total of 5.175 million shares of MasTec common stock. The common stock offering closed in June 2009, at a price of $12.125 per share. The Company did not receive any proceeds from the sale of the common stock, but did pay certain offering expenses of approximately $0.2 million on behalf of the selling shareholders, which were recorded as additional goodwill.

Additionally, during June 2009, MasTec paid to the sellers of Wanzek $2.3 million as a purchase price adjustment, which was based on Wanzek’s final net working capital as of the effective closing date as prescribed in the purchase agreement. This purchase price adjustment was recorded as additional goodwill.

The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remains preliminary as management continues to assess the valuation of the acquired assets and liabilities and any ultimate purchase price adjustments based on the purchase agreement.

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

As of June 30, 2009, Wanzek had goodwill of $91.3 million, which is not deductible for income tax purposes.

Funraisers

On October 1, 2008, MasTec acquired from Red Ventures LLC, (the “Seller”), the same seller that sold DirectStar TV LLC (“DirectStar”) to MasTec, 100% of the membership interests of Funraisers PR, LLC (“Funraisers”), a company engaged in a start-up business that provides marketing, advertising, promotion, and sales activities for internet data delivery service by satellite and certain other broadband companies. DirectStar, together with its subsidiaries, including Funraisers, is referred to as the “DirectStar Business.” Funraisers earnings have been consolidated since the date of acquisition.

Although MasTec did not pay any upfront consideration for Funraisers at the closing, in connection with the transaction, MasTec has agreed to increase the earn-out payable with respect to DirectStar until December 31, 2018. Additionally, the Seller has an option to purchase DirectStar Business back from MasTec. This option is exercisable from January 1, 2011 to December 31, 2013 for an amount determined, in part, on the earnings of DirectStar for the trailing twelve months preceding the exercise date multiplied by a multiple to be determined in part on MasTec’s EBITDA multiple minus a factor representing the remaining earn-out payments under the purchase agreements subject to a floor and cap as set forth in the agreement. This option has an estimated fair value of $1 million at the date of acquisition, resulting in acquired goodwill of $1.2 million. The allocation of purchase price to the fair value of net assets acquired remains preliminary.

As of June 30, 2009, Funraisers had tax deductible goodwill of $3.4 million.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Nsoro

On July 31, 2008, MasTec purchased certain assets of Nsoro, LLC (“Nsoro”) for a purchase price of $17.5 million, paid in cash at closing, plus the assumption of approximately $12 million in indebtedness and earn-out payments payable over an eight-year period equal to 50% of Nsoro’s earnings before taxes above certain minimum thresholds. The earn-out is payable in cash and, in certain circumstances, MasTec common stock or a combination thereof at the Company’s discretion. Nsoro is headquartered in Atlanta, Georgia and specializes in wireless infrastructure management and construction. The final purchase price is subject to adjustment based on minimum and maximum tangible net worth, total assets and net working capital thresholds still to be determined.

The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remain preliminary as management continues to assess the valuation of the acquired assets and liabilities including the value of work in process, costs and estimated earnings in excess of billings and billings in excess of cost accounts. Additionally, continuing analysis of these accounts has resulted in reclassifying entries to gross-up amounts previously netted. Revised estimates in the valuation of acquired assets and liabilities since the initial purchase price allocation have resulted in changes to goodwill. The final purchase price remains subject to adjustment based on the metrics described above based on the final valuation of the net assets acquired and may result in further revisions to the goodwill balance.

The purchase price to acquire Nsoro including transaction costs has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below.

Current assets	$82,653
Property and equipment	762
Customer relationships	11,100
Trade name	980
Goodwill	2,590
Other long-term assets	94

Total assets acquired	98,179

Current liabilities	(68,019)
Debt	(12,164)

Total liabilities assumed	(80,183)

Net assets acquired	$17,996

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

As of June 30, 2009, Nsoro had tax deductible goodwill of $3 million.

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

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

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

As of June 30, 2009, Pumpco had goodwill of $18 million, which is not deductible for income tax purposes.

Note 6 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 10.75%. All but one of these securities, which had a par value of $6.2 million and an estimated fair value of $2.6 million at June 30, 2009, carry investment grade ratings from one or more of the major credit rating agencies. The Company continues to earn and collect interest on these securities, and management expects to recover the entire cost basis of these securities.

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

Under FSP FAS 115-2 and 124-2, an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, FSP FAS 115-2 and 124-2 requires an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Because management expects to recover the entire cost basis of these securities, does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their cost basis, which may be at maturity, the Company does not consider its investment in auction rate securities to have experienced an other-than-temporary decline in value at June 30, 2009. Given the uncertainty as to when, or if, the liquidity issues associated with the auction mechanism related to these investments will improve, management has classified these securities as long-term assets.

As of June 30, 2009, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under SFAS 157). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting the securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

As of June 30, 2009, the estimated fair value of the securities available for sale totaled $22.8 million. During the three and six months ended June 30, 2009, the Company recorded unrealized gains of $1.8 million and $2.2 million, respectively, in Other Comprehensive Income, net of the tax impact which is a fully reserved deferred tax asset. Management believes the temporary unrealized decline in estimated fair value of $10.8 million is primarily attributable to the limited liquidity of these investments and the overall market volatility in the current period.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

SFAS 157 defines three categories for the classification and measurement of assets and liabilities carried at fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or observable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

All of the Company’s auction rate securities have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2009 and December 31, 2008. The cost basis, gross unrealized losses and estimated fair value, determined using level 3 inputs, for these securities are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Cost Basis	Gross Unrealized Losses	Fair Value	Cost Basis	Gross Unrealized Losses	Fair Value
Auction rate securities - student loans	$17,450	$(1,216)	$16,234	$17,450	$(1,596)	$15,854
Auction rate securities - structured finance securities	16,200	(9,629)	6,571	16,200	(11,474)	4,726

Total auction rate securities	$33,650	$(10,845)	$22,805	$33,650	$(13,070)	$20,580

The contractual maturity of the auction rate securities available for sale at June 30, 2009 ranges from 19 to 39 years for student loan auction rate securities and from 8 to 9 years for structured finance auction rate securities.

In July 2008, MasTec filed a claim in arbitration against Credit Suisse Securities (USA) LLC (“Credit Suisse”) in connection with the sale by Credit Suisse to MasTec of certain auction rate securities. See Note 10 – Commitments and Contingencies.

Note 7 – Accounts Receivable, Cost and Earnings in Excess of Billings, and Retainage, Net of Allowance

Accounts receivable, classified as current, consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Contract billings	$161,926	$210,215
Retainage	28,345	29,408
Costs and earnings in excess of billings	91,242	99,405

	281,513	339,028
Less allowance for doubtful accounts	(11,890)	(11,646)

Accounts receivable, net	$269,623	$327,382

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Note 8 – Debt

Debt is comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Revolving credit facility	$—	$42,468
7.625% senior notes due February 2017	150,000	150,000
4% senior convertible notes due 2014	115,000	—
8% convertible notes due December 2013	—	55,000
7.05% equipment term loan due in installments through 2013	18,274	20,243
Capital lease obligations	9,691	11,013
Notes payable for equipment, at interest rates up to 9%, due in installments through the year 2013	20,001	25,614

Total debt	312,966	304,338
Less current maturities	(15,510)	(16,884)

Long-term debt	$297,456	$287,454

MasTec is in compliance with all debt covenants at June 30, 2009.

Senior Convertible Notes

On June 5, 2009, we issued $115 million of 4% senior convertible notes due June 15, 2014 (the Senior Convertible Notes) in a registered offering. The Senior Convertible Notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock initially at a conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes.

The proceeds of the Senior Convertible Notes were used to pay off the $55 million 8% convertible notes, convertible at $12.00 per share, issued in connection with the Wanzek acquisition, as well as the outstanding balance on the Credit Facility of approximately $20 million on June 17, 2009. We intend to use the remaining net proceeds for working capital, possible acquisitions of businesses and other general corporate purposes. Approximately $5.1 million in financing costs were incurred in connection with the issuance of these notes.

Each of our subsidiaries that guarantee our 7.625% senior notes due 2017 guarantee the convertible notes. There are no financial covenants on these notes.

Note 9 – Other Current Assets and Liabilities

Prepaid expenses and other current assets as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Non-trade receivables	$5,287	$6,797
Other receivables	7,010	4,986
Prepaid expenses and deposits	7,873	10,781
Deferred project costs	1,374	2,109
Other	5,172	1,333

Total prepaid expenses and other current assets	$26,716	$26,006

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Other current liabilities as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Obligations related to acquisitions	$7,254	$14,701
Accrued amounts related to discontinued operations	1,291	2,018
Accrued losses on contracts	409	3,860
Other	17,127	15,949

Total other current liabilities	$26,081	$36,528

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

MasTec is vigorously pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $1 million, which is recorded in other current assets on its consolidated balance sheet at June 30, 2009.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including former officers and directors of MasTec (including a current director) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros ($421 million at June 30, 2009). In December 2007, the Audiencia Nacional decided to close the investigation and issued an order allowing the trial phase against the MasTec defendants to proceed. The order did not name MasTec. In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. The MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec has not been served and will vigorously defend any potential liability. MasTec was not directly involved in any of the transactions which the Spanish prosecutor alleges led to Sintel’s bankruptcy. Our directors’ and officers’ insurance carrier has reimbursed us all of our legal fees to date and agreed to fund legal expenses for the remainder of the litigation under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

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

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $2 million at June 30, 2009 and $13.2 million at December 31, 2008.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Other Commitments and Contingencies

MasTec is required to provide payment and performance bonds for some of its contractual commitments related to projects in process. At June 30, 2009, estimated cost to complete projects for which the $476 million in performance and payment bonds are outstanding was $58.2 million.

In addition, in connection with the sale of the state Department of Transportation related projects and assets in 2007, MasTec agreed to keep certain liabilities, including the cost to maintain and continue certain performance and payment bonds. At June 30, 2009, $159.7 million of these performance and payment bonds remained outstanding. MasTec estimates that the remaining cost to complete these state Department of Transportation projects at June 30, 2009 was $0.9 million.

Note 11 – Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the industries it serves, collectability of receivables, competition within its industry, the nature of its contracts (which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice), acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities. The Company has more than 320 customers which include some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include incumbent local exchange carriers, broadband and satellite operators, public and private energy providers, long distance carriers, financial institutions and wireless service providers.

Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Communications	$226,766	$182,249	$426,388	$364,760
Utilities	141,470	104,668	265,238	172,039
Government	19,618	18,117	38,346	30,227

	$387,854	$305,034	$729,972	$567,026

The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. Our top two customers for each of the periods shown are as follows: during the three months ended June 30, 2009, DIRECTV® and AT&T customers each accounted for 30% and 15% of total revenue, respectively; during the six months ended June 30, 2009, DIRECTV® and AT&T customers each accounted for 33% and 13% of total revenue, respectively; during the three months ended June 30, 2008, DIRECTV® and Verizon customers each accounted for 35% and 8% of total revenue, respectively; during the six months ended June 30, 2008, DIRECTV® and Verizon customers each accounted for 40% and 9% of total revenue, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. As of June 30, 2009 and December 31, 2008, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million, at the end of each period, of which $0.6 million and $0.3 million, respectively, have been recorded as specific reserves. Based on the analytical process described above, management believes that it will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $11.9 million and $11.6 million as of June 30, 2009 and December 31, 2008, respectively, for both specific customers and as a reserve against other past due balances. Should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, MasTec could experience reduced cash flows and losses in excess of the current allowance.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Note 12 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”), in which Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, were directors and owners of a controlling interest through June 4, 2006. Juan Carlos Mas, the brother of Jorge and Jose Mas, was the Chairman, Chief Executive Officer, a director and a shareholder of Neff until May 31, 2007 when he sold his Neff shares and resigned as its chief executive officer. Juan Carlos Mas remains as chairman of the Neff Board of Directors. During the three months ended June 30, 2009 and 2008, MasTec paid Neff approximately $208,000 and $123,000, respectively, and during the six months ended June 30, 2009 and 2008, MasTec paid Neff approximately $457,000 and $297,000, respectively for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

During the three months ended June 30, 2009 and 2008, MasTec paid Irma S. Mas, the mother of Jorge Mas, the Chairman and Jose Mas, the Company’s President and Chief Executive Officer, $12,000 each quarter for the lease of certain property located in Florida and paid $24,000 during the six month periods ended June 30, 2009 and 2008.

During the three months ended June 30, 2009 and 2008, MasTec had an arrangement with a customer whereby it leased employees to that customer and charged approximately $100,000 each quarter to the customer. Charges to this customer totaled $174,000 during the six month periods ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, an $829,000 and $744,000, respectively, receivable is included within other current assets. The Company has an agreement with the customer whereby the Company provides satellite communication services. During the three and six months ended June 30, 2009 and 2008, revenues relating to this customer were approximately $162,000 and $104,000, respectively, and approximately $351,000 and $266,000, respectively. Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, are minority owners of this customer.

The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, have an ownership interest. MasTec paid this unrelated chartering company approximately $62,000 and $160,000 during the three and six month periods ended June 30, 2009, respectively, and $46,000 and $66,000 during the three and six month periods ended June 30, 2008, respectively.

Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50 million. Mr. Mas and his spouse are the insured under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover the greater of (i) all premiums it pays on the policies plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Mr. Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec.

Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein the Company agreed to pay the premiums due on a life insurance policy with a face amount of $80 million, $60 million of which is subject to the agreement and the remaining $20 million is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. The Company will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. An amount equal to $60 million of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to the Company. In the three months ended June 30, 2009 an 2008, MasTec paid approximately $241,600 and $284,000, respectively, in premiums in connection with the split dollar agreements for Jorge Mas. In the six months ended June 30, 2009 and 2008, MasTec paid approximately $525,000 and $568,000, respectively, in premiums in connection with the split dollar agreements for Jorge Mas.

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

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Effective as of August 3, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy with an aggregate face amount of $10 million. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately prior to the death of the survivor of the insured. The remainder of the policy’s proceeds will be paid in accordance with Mr. Mas’ designations. The Company has agreed to make the premium payments until at least July 15, 2009. In the three months ended June 30, 2009 and 2008, there were no premium payments related to this policy. In the six months ended June 30, 2009 and 2008, the Company paid approximately $150,000 and $0, respectively, in premiums in connection with the split dollar agreement for Mr. Jose Mas.

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

In June 2009, MasTec closed an underwritten public offering for $115 million of 4% senior convertible notes (the “Senior Convertible Notes”), as well as public secondary offering of 5.175 million shares of common stock by certain selling shareholders. The new Senior Convertible Notes are convertible, under certain circumstances, into shares of MasTec common stock at a conversion price of approximately $15.76 per share of common stock, subject to customary adjustment terms for these types of notes.

The proceeds from the Senior Convertible Notes were used to refinance $55 million of 8% convertible notes, convertible at $12.00 per share, issued in conjunction with MasTec’s 2008 acquisition of Wanzek Construction, and to pay off the outstanding balance on the Company’s Credit Facility of approximately $20 million on June 17, 2009. The remaining net proceeds will be used for working capital, possible acquisitions of assets and businesses, and for general corporate purposes.

Concurrent with the issuance of the Senior Convertible Notes, certain shareholders offered 5.175 million shares of MasTec common stock in an underwritten registered public offering. All of the shares were offered by Jon Wanzek, founder and CEO of Wanzek Construction, Inc. (“Wanzek Construction”), and his affiliates. Mr. Wanzek and his affiliates received 7.5 million MasTec shares in conjunction with MasTec’s 2008 acquisition of Wanzek Construction. After the secondary offering, Mr. Wanzek and his affiliates remain among MasTec’s largest shareholders, with ownership of approximately 2.3 million common shares. Mr. Wanzek continues to serve as President of Wanzek Construction under a long-term employment contract. MasTec did not receive any proceeds of the shares of common stock by the selling shareholders.

These transactions enhanced MasTec’s balance sheet and capital structure, with approximately $40 million of increased liquidity at closing, convertible notes with a better conversion premium and an interest rate at 50% of the redeemed issue. After the convertible note transaction, the Company’s debt maturities and interest rates include a $210 million bank credit facility, currently priced at LIBOR plus 250 basis points, due in 2013, $115 million of 4% convertible notes, due in 2014, and $150 million of 7.625% senior notes due in 2017.

We, or our predecessor companies, have been in business for over 75 years. We offer our services primarily under the MasTec service mark and operate through a network of over 200 locations and approximately 8,131 employees as of June 30, 2009. Providing services to communication and utility industries, as well as government markets, we have consistently ranked among the top specialty contractors by Engineering News-Record.

Our customers include some of the largest communications and utility companies in the United States, including DIRECTV®, Verizon, AT&T, EMBARQ, Progress Energy, Oneok, M.A. Mortenson Co., Dominion Virginia Power, Duke Energy and Sandridge Energy. For the three and six months ended June 30, 2009, approximately 72% and 71% of our revenues were from our ten largest customers, respectively. For the three and six months ended June 30, 2008, approximately 56% and 62%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.

DIRECTV® represents 30% and 35% of our total consolidated revenue for the three months ended June 30, 2009 and 2008, respectively, and 33% and 40% for the six months period ended June 30, 2009 and 2008, respectively. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® customers and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®.

AT&T represents 15% and 6% of our total consolidated revenue for the three months ended June 30, 2009 and 2008, respectively, and 13% and 6% for the six months period ended June 30, 2009 and 2008, respectively. Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireline and wireless infrastructure.

Although our revenue for the first half of 2009 was up sharply from the prior year, it was nevertheless negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. As a result, we have not yet seen the full anticipated impact of our diversification strategy. We are uncertain as to when the governmental stimulus initiatives will begin to have a noticeable impact on the industries we serve, however, we do anticipate increased capital spending on infrastructure in the future, particularly in 2010 and subsequent years.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers have reduced spending in the first half of 2009 in part due to the negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for some of our services in the near-term. However, we believe that most of our customers remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Revenue

We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.

Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Communications	$226,766	58%	$182,249	60%	$426,388	58%	$364,760	64%
Utilities	141,470	37%	104,668	34%	265,238	36%	172,039	30%
Government	19,618	5%	18,117	6%	38,346	6%	30,227	6%

	$387,854	100%	$305,034	100%	$729,972	100%	$567,026	100%

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

Revenue by type of contract is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Master service and other service agreements	$225,961	58%	$185,079	61%	$432,160	59%	$378,246	67%
Installation/construction projects agreements	161,893	42%	119,955	39%	297,812	41%	188,780	33%

	$387,854	100%	$305,034	100%	$729,972	100%	$567,026	100%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Revenue	$387,854	100.0%	$305,034	100.0%	$729,972	100.0%	$567,026	100.0%
Costs of revenue, excluding depreciation and amortization	328,047	84.6%	259,561	85.1%	618,973	84.8%	486,405	85.8%
Depreciation and amortization	10,744	2.8%	6,579	2.1%	21,386	2.9%	11,606	2.0%
General and administrative expenses	24,654	6.4%	19,404	6.4%	47,909	6.6%	39,211	6.9%
Interest expense, net of interest income	5,780	1.5%	3,656	1.2%	11,543	1.6%	6,152	1.1%
Other (income) expense, net	(745)	(0.2)%	(394)	(0.1)%	(1,243)	(0.2)%	(545)	(0.1)%

Income from continuing operations before income taxes	19,374	5.0%	16,228	5.3%	31,404	4.3%	24,197	4.3%
Income taxes	383	0.1%	407	0.1%	484	0.1%	440	0.1%

Income from continuing operations	18,991	4.9%	15,821	5.2%	30,920	4.2%	23,757	4.2%
Loss from discontinued operations	—	0.0%	(85)	(0.0)%	—	0.0%	(240)	(0.0)%

Net income	$18,991	4.9%	$15,736	5.2%	$30,920	4.2%	$23,517	4.2%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Our revenue was $387.8 million for the three months ended June 30, 2009, compared to $305 million for the same period in 2008, representing an increase of $82.8 million or 27.2%. This increase was related to a revenue increase of approximately $106.5 million from new business activities, primarily acquisition related, partially offset by the negative impact on revenue primarily due to tightened capital expenditures by our customers and slower developing business resulting from the U.S. economy, the slow pace of stimulus bill project funding, tight credit markets and reduced bid awards. Second quarter revenue does not reflect any impact that may be created in the marketplace by the federal and state stimulus initiatives.

Costs of Revenue. Our costs of revenue were $328 million or 84.6% of revenue for the three months ended June 30, 2009, compared to $259.6 million or 85.1% of revenue for the corresponding period in 2008, a $68.4 million increase or 26.4%. The increase is attributable to a $93.1 million increase in costs of revenue incurred in new business activities, primarily acquisition related, partially offset by a 9.5% decrease in costs of revenue on historical businesses associated with lower revenues. As a percentage of revenue, costs of revenue improved 50 basis points, reflecting productivity gains in a number of operating expense categories, plus lower fuel costs, offset by higher requirements for labor and materials.

Depreciation and amortization. Depreciation and amortization was $10.7 million for the three months ended June 30, 2009, compared to $6.6 million for the same period in 2008, representing an increase of $4.1 million or 62.1%. The increase was due to new business activities, primarily acquisition related, which resulted in the addition of $1.8 million in depreciation and $1.6 million in amortization.

General and administrative expenses. General and administrative expenses were $24.7 million or 6.4% of revenue for the three months ended June 30, 2009, compared to $19.4 million or 6.4% of revenue for the same period in 2008, representing an increase of $5.3 million. The increase was primarily due to a $5.2 million increase in labor and information technology costs to support new business activities, primarily acquisition related.

Interest expense, net. Interest expense, net of interest income was $5.8 million or 1.5% of revenue for the three months ended June 30, 2009, compared to $3.7 million or 1.2% of revenue for the same period in 2008, representing an increase of approximately $2.1 million. This increase is primarily due to interest expense on the $55 million 8% convertible notes issued in connection with the Wanzek acquisition and on the $115 million 4% senior convertible notes issued in June 2009, as well as interest on the revolving Credit Facility related to outstanding draws since December 2008 in connection with the Wanzek acquisition. Interest expense, net, also increased as a result of reduced interest income due to lower interest rates and lower cash balances.

Other income, net. Other income, net, was $0.7 million for the three months ended June 30, 2009, compared to $0.4 million for the three months ended June 30, 2008, representing an increase of $0.3 million, primarily due to higher gains on sales of property and equipment.

Income taxes. Income taxes were flat at $0.4 million for both the three months ended June 30, 2009 and June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Our revenue was $730 million for the six months ended June 30, 2009, compared to $567 million for the same period in 2008, representing an increase of $163 million or 28.7%. This increase was related to a revenue increase of approximately $190 million from new business activities, primarily acquisition related, partially offset by the negative impact on revenue primarily due to tightened capital expenditures by our customers and slower developing business resulting from the U.S. economy, the slow pace of stimulus bill project funding, tight credit markets and reduced bid awards. First half revenues do not reflect any impact that may be created in the marketplace by the federal and state stimulus initiatives.

Costs of Revenue. Our costs of revenue were $619 million or 84.8% of revenue for the six months ended June 30, 2009, compared to $486.4 million or 85.8% of revenue for the corresponding period in 2008, a $132.6 million increase or 27.2%. The increase is attributable to a $162.8 million increase in costs of revenue incurred in new business activities, primarily acquisition related, partially offset by a 6.4% decrease in costs of revenue on historical businesses associated with lower revenues. As a percentage of revenue, costs of revenue improved 100 basis points, reflecting productivity gains in a number of operating expense categories, plus lower fuel costs, offset by higher requirements for labor and materials.

Depreciation and amortization. Depreciation and amortization was $21.4 million for the six months ended June 30, 2009, compared to $11.6 million for the same period in 2008, representing an increase of $9.8 million or 84.5%. The increase was due to new business activities, primarily acquisition related, which resulted in the addition of $4.9 million in depreciation and $3.8 million in amortization.

General and administrative expenses. General and administrative expenses were $47.9 million or 6.6% of revenue for the six months ended June 30, 2009, compared to $39.2 million or 6.9% of revenue for the same period in 2008, representing an increase of $8.7 million but a decrease as a percentage of revenue of 30 basis points. The increase was primarily due to a $9.9 million increase in labor and information technology costs to support new business activities, primarily acquisition related, offset by a $3 million reduction in legal expenses.

Interest expense, net. Interest expense, net of interest income was $11.5 million or 1.6% of revenue for the six months ended June 30, 2009, compared to $6.2 million or 1.1% of revenue for the same period in 2008, representing an increase of approximately $5.3 million. This increase is primarily due to interest expense on the $55 million 8% convertible notes issued in connection with the Wanzek acquisition and on the $115 million 4% senior convertible notes issued in June 2009, as well as interest on the revolving Credit Facility related to outstanding draws since December 2008 in connection with the Wanzek acquisition. Interest expense, net, also increased as a result of reduced interest income due to lower interest rates and lower cash balances.

Other income, net. Other income, net was $1.2 million for the six months ended June 30, 2009, compared to $0.5 million for the six months ended June 30, 2008, representing an increase of $0.7 million, primarily due to higher gains on sale of property and equipment.

Income taxes. Income taxes were generally flat at $0.5 million for the six months ended June 30, 2009, compared to $0.4 million for the six months ended June 30, 2008.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. We estimate that we will spend between $20 million and $29 million this year on capital expenditures. The nature of our business is equipment intensive, and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment, and we expect to generate proceeds from these sales. Additionally, we have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the investment or acquired business. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the three months ended June 30, 2009 and 2008, we made cash payments of $7.5 million and $0, respectively, related to such earn-out obligations. During the six months ended June 30, 2009 and 2008, we made cash payments of $14 million and $5.7 million, respectively, related to such earn-out obligations.

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the corresponding spending by customers on their annual capital expenditure budgets. Our business is typically slower in the first and fourth quarters of each calendar year and stronger in the second and third quarters. Accordingly, we generally experience seasonal working capital needs from approximately April through September to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. We maintain inventory to meet the material requirements of certain of our contracts. Certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

The slow economy and general lack of credit have not had a significant impact on our overall financial position, results of operations or cash flows as of and for the six months ended June 30, 2009, although certain of our businesses have been negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. Given the generally good credit quality of our customer base, we do not expect a collections issue that would impact our liquidity in the foreseeable future. As a result of our current capital structure, including our Credit Facility, we do not anticipate the current restricted credit markets will impact our liquidity. We anticipate that funds generated from continuing operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of June 30, 2009, we had $168.1 million in working capital, defined as current assets less current liabilities, compared to $105.3 million as of December 31, 2008. Cash and cash equivalents, including approximately $18.1 million of restricted cash, increased by $31.1 million from $47.3 million at December 31, 2008 to $78.4 million at June 30, 2009. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$52.4	$13.9
Net cash used in investing activities	(26.5)	(60.8)
Net cash provided by financing activities	5.2	19.6

Net increase (decrease) in cash and cash equivalents	$31.1	$(27.3)

Net cash provided by operating activities increased by $38.5 million to $52.4 million for the six months ended June 30, 2009 as compared with the same period in 2008 as net income adjusted for non-cash items, such as higher depreciation and amortization, improved by $18.1 million and net collections of accounts receivable, unbilled revenue and retainage, net, increased by $85.8 million, in part due to lower revenues in the first half of 2009 as compared with the second half of 2008, adjusted for acquisitions, as a result of seasonality and the impact of the weak state of the U.S economy. These cash flows were partially offset by a decrease in billed but unearned revenues of $38.7 million as well as an increase in payments of other liabilities, including approximately $11.1 million related to the resolution of legacy litigation.

Net cash used in investing activities decreased by $34.3 million to $26.5 million for the six months ended June 30, 2009 as compared with the same period in 2008. The decrease was driven by a decrease of $40.4 million in cash used in connection with acquisitions as compared with the six months ended June 30, 2008, during which the acquisition of Pumpco was completed. (See Note 4 in the notes to the condensed unaudited consolidated financial statements.)

Net cash used in financing activities decreased by $14.4 million to $5.2 million for the six months ended June 30, 2009 as compared with the same period in 2008. The decrease in net cash used in financing activities was driven primarily by the issuance of $115 million senior convertible notes in June 2009, offset by repayments of the $55 million Wanzek convertible notes and net repayments of borrowings under the Credit Facility of approximately $42.5 million.

Auction Rate Securities

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. All but one of these securities, which has a par value of $6.2 million and estimated fair value of $2.6 million at June 30, 2009, carry investment grade ratings from one or more of the major credit rating agencies. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%.

Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable.

Under FSP FAS 115-2 and 124-2, an impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, FSP FAS 115-2 and 124-2 requires an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Because management expects to recover the entire cost basis of the securities, does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their cost basis, which may be maturity, the Company does not consider its investment in auction rate securities to have experienced an other-than-temporary decline in value at June 30, 2009. Given the uncertainty as to when the liquidity issues associated with the auction process will improve, management has classified these securities as long-term assets.

As of June 30, 2009, we hold $33.7 million in par value of these auction rate securities, with an estimated fair value and carrying value of $22.8 million, net of a $10.8 million unrealized loss. While the investments are generally of a high credit quality, at this time we are uncertain when the liquidity issues associated with the auction process will improve or whether we will be able to exit these investments at their par value at a date other than maturity. In addition, if there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. We anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We continue to monitor this situation. See Note 6 – Securities Available for Sale and Note 10 – Commitments and Contingencies in the Notes to the Condensed Unaudited Consolidated Financial Statements.

Credit Facility

On June 1, 2009, we entered into an amendment to our amended and restated senior secured credit facility, expiring May 10, 2013, which we refer to as our Credit Facility. The amendment provided the Company with the ability to refinance the $55 million 8% Wanzek convertible notes with the proceeds of the $115 million 4% senior convertible notes issued in June 2009. Pursuant to the amendment, the unused line fee for our Credit Facility has been increased to a range between 0.5% to 0.75% per annum based on usage.

We amended and restated our Credit Facility effective July 29, 2008. Pursuant to the amendment, the Credit Facility has a maximum amount of available borrowing of $210 million, subject to certain restrictions. The maximum available borrowing may be increased to $260 million if certain conditions are met.

The amount that we can borrow at any given time under the Credit Facility is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At June 30, 2009 and December 31, 2008, net availability under the Credit Facility totaled $96.4 million and $82.2 million, respectively, net of outstanding standby letters of credit aggregating $81.1 million and $82.4 million in each period, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At June 30, 2009 and December 31, 2008, our outstanding balances under the Credit Facility were $0 and $42.5 million, respectively. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2% and 3%, depending on certain financial thresholds. At June 30, 2009, the margin over LIBOR is 2.5% and the margin over the base rate was 1.25%.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility. At June 30, 2009, we were in compliance with all provisions and covenants of the Credit Facility.

Based upon the current availability under our Credit Facility, liquidity and projections for 2009, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements throughout 2009. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our 2009 projections, however, we do not expect this to adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge coverage ratio for at least the next twelve months.

Senior Convertible Notes

On June 5, 2009, we issued $115 million of 4% senior convertible notes due June 15, 2014 (the Senior Convertible Notes) in a registered offering. The Senior Convertible Notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock initially at a conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes.

The proceeds of the Senior Convertible Notes were used to pay off the $55 million 8% convertible notes, convertible at $12.00 per share, issued in connection with the Wanzek acquisition, as well as the outstanding balance on the Credit Facility of approximately $20 million on June 17, 2009. We intend to use the remaining net proceeds for working capital, possible acquisitions of businesses and other general corporate purposes. Approximately $5.1 million in financing costs were incurred in connection with the issuance of these notes.

Each of our subsidiaries that guarantee our 7.625% senior notes due 2017 guarantee the convertible notes. There are no financial covenants on these notes.

Acquisition Related Debt

In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations. In connection with the acquisition of Nsoro, we assumed approximately $12 million in indebtedness, which was subsequently repaid. In connection with the acquisition of Wanzek, we entered into an 8% convertible note in the principal amount of $55 million due December 2013, which was paid off in June 2009 with the proceeds of the $115 million Senior Convertible Notes. We also assumed approximately $15 million of Wanzek’s debt. See Note 5 – Acquisitions. There are no financial covenant requirements on our acquisition related debt.

Senior Notes

On January 31, 2007, we issued $150 million of 7.625% senior notes due February 2017 with semi-annual interest payments of approximately $5.7 million. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur additional indebtedness, including: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture plus an additional $50 million of indebtedness, and further indebtedness if our fixed charge coverage ratio, as defined, is at least 2:1. In addition, the indenture prohibits incurring capital lease obligations in excess of 5% of our consolidated net assets, as defined, at any time the senior notes remain outstanding. At June 30, 2009, we were in compliance with all provisions and covenants of the 7.625% senior notes.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our Credit Facility, and amounted to $81.1 million at June 30, 2009 of which $64.2 million were related to our insurance programs.

Certain of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At June 30, 2009, the estimated cost to complete on our $476 million performance and payment bonds was approximately $58.2 million.

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

Impact of Inflation

The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant inflation in labor costs in 2009 or 2008. To a lesser extent, we are also affected by changes in fuel costs which decreased significantly during the first half of 2009 compared to the same period in 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility, which accrues interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2% and 3%, depending on certain financial thresholds. At June 30, 2009, the margin over LIBOR was 2.5% and the margin over the base rate was 1.25%. Based upon debt balances outstanding at June 30, 2009, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.

The remainder of our debt has fixed interest rates. Our fixed interest rate debt primarily includes $150 million (face value) in senior notes, $115 million in senior convertible notes issued June 5, 2009 and a $22.5 million equipment term loan issued in connection with the Pumpco acquisition. The fair market value of the Senior Notes and the Senior Convertible Notes at June 30, 2009 was $129.8 million and $111.1 million, respectively.

Auction Rate Securities

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. All but one of these securities, which has a par value of $6.2 million and an estimated fair value of $2.6 million at June 30, 2009, carry investment grade ratings from one or more of the major credit rating agencies. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 8 to 9 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. The current credit crisis and economic downturn increases both the illiquidity and default risks of these securities. See Note 6 – Securities Available for Sale in the Notes to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

Refer to Note 10 to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to any of the risk factors disclosed in our recently filed Annual Report on Form 10-K.

The current credit crisis and economic downturn could reduce capital expenditures in the industries we serve, which may result in a decrease in demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Given the recent financial market turmoil and tightening of credit, our customers may not have the ability to continue to fund capital expenditures for infrastructure or may have difficulty in obtaining financing, which has resulted and may continue to result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals have resulted and could continue to result in decreased demand for our services and could materially adversely affect our results of operations, cash flows and liquidity.

In addition, our customers are affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for higher value services could affect our customers and their capital expenditure plans. Because we have been negatively impacted by previous economic downturns, we constantly monitor our customers’ industries and their relative health compared to the economy as a whole. The recent reduction in new housing starts, for example, could negatively impact our customers who utilize our services to construct their “last mile” of communications infrastructure, as well as other industries we serve, including electric utility transmission and grid connection, water and sewer and natural gas pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across the country could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that we and our customers anticipate. During an economic downturn, like the current economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure at their current levels or may determine to outsource less work. A decrease in any of these projects, new subscriptions and upgrades or any other services we provide could materially adversely affect our results of operations, cash flows and liquidity.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock; and, in connection with certain completed acquisitions, we have issued shares of our common stock or securities that are convertible into shares of our common stock or have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations, and we may agree to issue such additional securities in connection with other future acquisitions; which, if issued, may affect the market price of our common stock.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations, provided we first register those shares for resale, including one such obligation for which our earn-out obligation is unlimited. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 75,713,698 shares were outstanding as of July 27, 2009. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price.

Additionally, subject to certain short-term lock-up agreements, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock upon conversion of the notes, in connection with future acquisitions or other issuances of our common stock or convertible securities, including outstanding options and warrants, or otherwise will dilute the ownership interest of our common shareholders.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the three months ended June 30, 2009, we derived approximately 30%, 15% and 7% of our revenue from DIRECTV®, AT&T and Duke Energy, respectively. For the six months ended June 30, 2009, we derived approximately 33%, 13% and 6% of our revenue from DIRECTV® , AT&T and Duke Energy, respectively. In addition, our ten largest customers accounted for approximately 72% and 56% of our revenue in the three months ended June 30, 2009 and 2008, respectively, and our ten largest customers accounted for approximately 71% and 62% of our revenue in the six months ended June 30, 2009 and 2008, respectively, and our ten largest customers accounted for approximately 71% and 62% of our revenue in the six months ended June 30, 2009 and 2008, respectively. For the year ended December 31, 2008, we derived approximately 34%, 12% and 8% of our revenue from DIRECTV®, AT&T and Verizon, respectively. For the year ended December 31, 2007, we derived approximately 44%, 7% and 9% of our revenue from

DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 71%, 77% and 76% of our revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity. In addition, all of the contracts with our largest customers may be canceled on short or no notice.

We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.

Effective February 1, 2007, we sold our state Department of Transportation related projects and assets. On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement effective as of January 24, 2008, which we refer to as the “Revised Amended Agreement.” In connection with the sale of our state Department of Transportation related projects and assets and the related settlement, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the Revised Amended Agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims. Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor in February 2008 to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. At June 30, 2009, we estimated that the remaining cost to complete these state Department of Transportation projects was $0.9 million on the related $159.7 million in performance and payment bonds.

We have cumulative unrealized losses in 2009 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional unrealized losses or impairment charges with respect to auction rate securities in future periods.

The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. The Company’s securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations. As of June 30, 2009, all of our securities available for sale, or $33.7 million in par value of auction rate securities, had insufficient bidders at the scheduled rollover dates indicating that immediate liquidity is unavailable. We have recorded an aggregate unrealized loss on these securities of $10.8 million as of June 30, 2009, and have classified the $22.8 million estimated fair value of these securities as non current assets at June 30, 2009.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. In May 2009, one of our corporate debt obligation securities available for sale with a par value of $6.2 million and estimated fair value of $2.6 million, was downgraded to non-investment grade by two of the major rating agencies. If there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. At this time, we are uncertain as to whether the liquidity issues associated with the auction process will improve, whether, if at all, we will be able to exit these investments at their par value, or whether we will incur any additional temporary or other-than-temporary losses as a result of these investments.

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. As of June 30, 2009, we had $313 million of outstanding debt.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations;

•

an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our Credit Facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Shareholders on May 14, 2009 at which time the holders of a majority of our issued and outstanding common stock (68,051,255 out of the total issued and outstanding of 75,529,619) were present and voted to approve the election of our Class II directors noted in the chart below. The following directors’ terms of office continued after the meeting: Ernst Csiszar, Robert Dwyer, Frank Jaumot, Julia Johnson, Jorge Mas and Jose Sorzano.

Set forth below are the results of the election of directors:

Class II Directors (term to expire in 2012)	Votes for	Votes Against	Votes Withheld
Jose R. Mas	67,081,333	—	969,922
John Van Heuvelen	63,685,050	—	4,366,205

The shareholders also voted to approve an increase in the number of shares of common stock we may issue up to 145,000,000 with 64,959,833 voting for this proposal, 3,030,538 voting against, and 60,884 withholding their vote.

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

MASTEC, INC.
Date: July 29, 2009
/s/ Jose R. Mas
Jose R. Mas
President and Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.