Form 10-Q
period 2009-09-30
MASTEC INC
filed 2009-10-28
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 26, 2009, MasTec, Inc. had 75,811,991 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$397,248	$397,754	$1,127,221	$964,780
Costs of revenue, excluding depreciation and amortization	335,241	338,060	954,214	824,465
Depreciation and amortization	10,760	7,839	32,147	19,445
General and administrative expenses, including non-cash stock compensation expense of $744 and $2,623, respectively, in 2009 and $790 and $2,723, respectively, in 2008	23,710	23,885	71,619	63,096
Interest expense, net of interest income	5,769	3,963	17,312	10,115
Other income, net	(393)	(391)	(1,636)	(936)

Income from continuing operations before provision for income taxes	22,161	24,398	53,565	48,595
Provision for income taxes	517	102	1,001	542

Income from continuing operations	21,644	24,296	52,564	48,053
Loss from discontinued operations	—	(182)	—	(422)

Net income	$21,644	$24,114	$52,564	$47,631

Basic net income per share:
Continuing operations	$0.29	$0.36	$0.69	$0.71
Discontinued operations	—	—	—	—

Total basic net income per share	$0.29	$0.36	$0.69	$0.71

Basic weighted average common shares outstanding	75,727	67,578	75,645	67,324

Diluted net income per share:
Continuing operations	$0.27	$0.36	$0.68	$0.71
Discontinued operations	—	(0.01)	—	(0.01)

Total diluted net income per share	$0.27	$0.35	$0.68	$0.70

Diluted weighted average common shares outstanding	83,989	68,567	79,784	68,111

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,204 at September 30, 2009 and $18,050 at December 31, 2008	$95,316	$47,263

Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	274,574	327,382
Inventories	31,774	32,769
Deferred tax asset	875	5,945
Prepaid expenses and other current assets	22,271	26,006

Total current assets	424,810	439,365

Property and equipment, net	146,783	158,013
Goodwill and other intangibles, net	437,653	420,604
Deferred taxes, net	17,430	25,165
Securities available for sale	23,748	20,580
Other assets	28,689	27,170

Total assets	$1,079,113	$1,090,897

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$15,043	$16,884
Accounts payable and other accrued expenses	182,809	192,407
Billings in excess of costs and earnings	30,994	57,720
Accrued legal settlement charges	2,321	13,212
Accrued insurance	8,786	17,297
Other current liabilities	14,781	36,528

Total current liabilities	254,734	334,048

Other liabilities	25,862	26,305
Long-term debt	294,653	287,454

Total liabilities	$575,249	$647,807

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 145,000,000 and 100,000,000 at September 30, 2009 and December 31, 2008, respectively; issued and outstanding shares – 75,780,436 and 75,454,565 shares at September 30, 2009 and December 31, 2008, respectively	7,578	7,545
Capital surplus	627,713	622,745
Accumulated deficit	(121,224)	(173,788)
Accumulated other comprehensive loss	(10,203)	(13,412)

Total shareholders’ equity	503,864	443,090

Total liabilities and shareholders’ equity	$1,079,113	$1,090,897

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$52,564	$47,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,147	19,445
Non-cash stock and restricted stock compensation expense	2,654	2,746
Gain on sale of fixed assets	(1,289)	(640)
Provision for doubtful accounts	1,337	3,211
Provision for losses on construction projects	1,949	—
Provision for inventory obsolescence	52	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, unbilled revenue and retainage, net	51,381	(49,085)
Inventories	1,202	(14,918)
Other assets, current and non-current portion	7,900	(3,150)
Accounts payable and accrued expenses	(11,106)	38,510
Other liabilities, current and non-current portion	(53,205)	(1,082)

Net cash provided by operating activities	85,586	42,668

Cash flows used in investing activities:
Cash paid for acquisitions, net of cash acquired	(25,970)	(80,837)
Capital expenditures	(16,380)	(24,116)
Investments in life insurance policies	(717)	(852)
Net proceeds from sale of assets	4,240	2,161
Purchases of securities available for sale	—	(16,438)
Proceeds from sales of securities available for sale	—	29,925

Net cash used in investing activities	(38,827)	(90,157)

Cash flows provided by financing activities:
Proceeds from credit facility	35,681	68,994
Repayments of credit facility	(78,150)	(61,578)
Proceeds from other borrowings, net	115,000	24,827
Repayments of other borrowings	(66,405)	(17,851)
Payments of capital lease obligations	(1,901)	(1,857)
Proceeds from issuance of common stock pursuant to stock option exercises	2,347	7,762
Payments of financing costs	(5,387)	(1,949)

Net cash provided by financing activities	1,185	18,348

Net increase (decrease) in cash and cash equivalents	47,944	(29,141)
Net effect of currency translation on cash	109	(24)
Cash and cash equivalents - beginning of period	47,263	74,288

Cash and cash equivalents - end of period	$95,316	$45,123

Cash paid during the period for:
Interest	$18,191	$13,197
Income taxes	$1,145	$598

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$975	$880

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Nature of the Business

MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to: electrical utility transmission and distribution, wind farm, solar farm, other renewable energy and natural gas infrastructure; wireless, wireline, and satellite communications, and water and sewer systems. MasTec’s primary customers are in the following industries: utilities (including wind farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including telephony, satellite television and cable television) and government (water and sewer, utilities and communications work on military bases).

Note 2 – Basis for Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements at that date. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2008 contained in the Company’s Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.

The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has evaluated subsequent events through October 28, 2009, the date these financial statements were issued.

Note 3 – Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of the accompanying condensed unaudited consolidated financial statements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-Q. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s condensed unaudited consolidated financial statements.

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

Cash and cash equivalents. All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents stated at cost which approximates market value. Restricted cash, included in cash and cash equivalents, represents cash deposited in support of letters of credit issued through the Company’s Credit Facility. The Company’s Credit Facility provides full availability for those funds, and there is no reduction in liquidity. Restricted cash is invested in certificates of deposit with maturities equal to or less than 90 days.

Comprehensive income (loss). Comprehensive income (loss) is a measure of net gain (loss) and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income (loss) consists of net income (loss), unrealized gains and losses from securities available for sale and foreign currency translation adjustments.

Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$21,644	$24,114	$52,564	$47,631
Foreign currency translation gain (loss)	14	(16)	40	(23)
Unrealized gain (loss) from securities available for sale	945	(1,536)	$3,168	(3,508)

Comprehensive income	$22,603	$22,562	$55,772	$44,100

Accumulated other comprehensive loss of $10.2 million and $13.4 million as of September 30, 2009 and December 31, 2008, respectively, is primarily due to unrealized losses from securities available for sale. See Note 6 – Securities Available for Sale.

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

The Company also enters into fixed price, long-term installation/construction contracts that primarily require the construction and installation of an entire infrastructure system. Revenue and related costs are recognized as work progresses under these contracts using the percentage-of-completion method, as prescribed in the Construction-Type and Production-Type Contracts Revenue Recognition Subtopic of the Codification which requires the Company to estimate total project costs and profit to be earned on each long-term, fixed-price contract. MasTec’s process for estimating total costs is based upon the professional knowledge and experience of its project managers and financial professionals. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that contract costs incurred to date bear to estimated total contract costs. The full amount of any estimated loss on a contract is recognized at the time the estimates indicate such a loss.

Periodically, work is performed outside of the specific requirements of the contract at the request of the customer. Generally, the revenue associated with such work is not recognized until the change order reflecting the scope and price for such work is executed. In rare circumstances, in accordance with the Construction-Type and Production-Type Contracts Revenue Recognition Subtopic of the Codification, the revenue may be recognized up to the amount of the cost if it is probable that the revenue is both realizable and collectable.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In certain circumstances, MasTec’s customers determine the specification and supply materials such as cable, conduit and telephone equipment. Customer-furnished materials for which the customer retains the associated financial and performance risk are not included in revenue and cost of sales.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.

Fair value of financial instruments. Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure requirements about fair value measurements. Under ASC Topic 820, there are three categories for the classification and measurement of assets and liabilities carried at fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or observable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

The adoption of ASC Topic 820 for MasTec’s financial assets and liabilities did not have a material impact on its fair value measurements. The Company adopted these requirements for its nonfinancial assets and nonfinancial liabilities as of January 1, 2009, except for those items recognized or disclosed at fair value on an annual or more frequent recurring basis. This adoption did not have a material impact on the condensed unaudited consolidated financial statements.

In October 2008, the FASB issued guidance clarifying the application of ASC Topic 820 in inactive markets and provided instructions for evaluating and using observable and unobservable inputs in these circumstances. This guidance has been adopted by the Company in the preparation of the consolidated financial statements since December 31, 2008.

The fair market value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that could be realized in a current market exchange. Short-term financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and other liabilities, consist primarily of instruments without extended maturities, for which the fair value, based on management’s estimates, approximates carrying value.

At September 30, 2009 and December 31, 2008, the estimated fair value of the Company’s outstanding senior notes was approximately $141.0 million and $112.4 million, respectively. At September 30, 2009, the estimated fair value of the Company’s outstanding senior convertible notes issued in June 2009 was approximately $121.3 million. The estimated fair value of the senior notes and the senior convertible notes were based on quoted market prices, representing Level 1 inputs under ASC Topic 820.

At September 30, 2009, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model, a Level 3 input under ASC Topic 820.

Securities available for sale. Securities available-for-sale are recorded at fair value, determined in accordance with ASC Topic 820, and temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. Several factors are reviewed to determine whether a loss is other-than-temporary. These factors include, but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. An impairment is considered to be other-than-temporary if an entity: (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

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

Accrued insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in the subsequent reporting period. As of September 30, 2009 and December 31, 2008, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $34.0 million and $39.9 million, respectively, of which $24.2 million was reflected within non-current other liabilities for both periods.

The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $0.4 million.

The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of September 30, 2009 and December 31, 2008, such letters of credit amounted to $64.2 million and $66.2 million, respectively, a portion of which is collateralized by $18.0 million of restricted cash at both September 30, 2009 and December 31, 2008. In addition, other cash collateral deposited with insurance carriers amounted to $3.0 million and $3.3 million as of September 30, 2009 and December 31, 2008, respectively, which is included in other assets in the condensed unaudited consolidated balance sheets.

Income taxes. Valuation allowances aggregating $6.6 million and $24.2 million have been recorded as of September 30, 2009 and December 31, 2008, respectively, to reduce certain net deferred federal, foreign and state tax assets to their estimated net realizable value. Management anticipates that the Company will generate sufficient pretax income in the future to realize the deferred tax assets based on continuing operations and feasible tax planning strategies available.

Stock-based compensation. The Company has granted to employees and others restricted stock and options to purchase common stock. Total non-cash stock compensation expense for grants of restricted stock and options was $0.8 million for each of the three month periods ended September 30, 2009 and 2008 and $2.7 million for each of the nine month periods ended September 30, 2009 and 2008. Non-cash stock compensation expense is primarily included in general and administrative expense; an immaterial amount of non-cash stock compensation expense for certain operational employees is included within cost of sales in the condensed unaudited consolidated statements of operations.

The Company grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through September 30, 2009, 1,381,492 shares of restricted stock have been issued with a value of approximately $12.5 million, which is being expensed over vesting periods ranging

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

from day of issuance to five years. Total unearned compensation related to restricted stock grants as of September 30, 2009 is approximately $4.4 million. Restricted stock expense for the three and nine months ended September 30, 2009 was approximately $0.6 million and $1.9 million, respectively. Restricted stock expense for the three and nine months ended September 30, 2008 was approximately $0.4 million and $1.2 million, respectively.

During the nine months ended September 30, 2009 and 2008, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and MasTec used the ratable method to amortize compensation expense over the vesting period of the option grant.

Recent accounting pronouncements. There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2008 Annual Report on Form 10-K, except for the following.

In April 2009, the FASB issued guidance addressing the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination which requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. As the Company did not have any material acquisitions during the nine months ended September 30, 2009, the adoption of this requirement, effective January 1, 2009, did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased, and also included guidance on identifying circumstances that indicate a transaction is not orderly. This guidance amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. An impairment is now considered to be other-than-temporary if an entity: (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In April 2009, the FASB amended previous guidance to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. While these disclosure requirements are applicable to the Company’s securities available for sale, their adoption in the second quarter of 2009, did not have a material impact on the Company’s condensed unaudited consolidated financial statements. See Note 6 – Securities Available for Sale.

In May 2009, the FASB issued Topic 855 – Subsequent Events, which establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this topic sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of Topic 855 – Subsequent Events in the second quarter of 2009 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009 and as such has not yet been incorporated into the Codification. The Company does not anticipate that the adoption of SFAS 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and as such has not yet been incorporated into the Codification. The Company does not anticipate that the adoption of SFAS 167 will have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 to provide guidance on measuring the fair value of liabilities. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

(i)	a valuation technique that uses the quoted price of the identical liability when traded as an asset; or, quoted prices for similar liabilities, or similar liabilities when traded as assets, or

(ii)	another valuation technique consistent with the principles of ASC Topic 820 – Fair Value Measurements and Disclosures, such as an income approach or market approach.

Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. This ASU is effective for the Company for the quarter beginning October 1, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2009, the FASB ratified the final consensus on EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables” (“EITF 08-1”). EITF 08-1 addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to the separate units of accounting. Management is assessing the impact, if any, of this guidance on the Company’s revenue recognition policy. This consensus is effective for Company’s fiscal year beginning January 1, 2011, and either prospective or retrospective application is permitted. EITF 08-1 has not yet been incorporated into the Codification.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”) or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec. The computation of diluted earnings per share for the three and nine months ended September 30, 2009 includes the effect of the 4% senior convertible notes for the period they were outstanding, but does not include the effect of the 8% convertible notes as the effect was antidilutive.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following table represents a reconciliation of income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$21,644	$24,114	$52,564	$47,631
Loss from discontinued operations	—	182	—	422

Net income from continuing operations	$21,644	$24,296	$52,564	$48,053

Interest expense on 8% convertible notes, net of tax	—	—	—	—
Interest expense on 4% senior convertible notes, net of tax	1,127	—	1,443	—

Net income from continuing operations (diluted)	$22,771	$24,296	$54,007	$48,053

Denominator:
Weighted average shares outstanding (basic)	75,727	67,578	75,645	67,324

Effect of dilutive common stock equivalents	965	989	1,044	787
Effect of dilutive 8% convertible notes	—	—	—	—
Effect of dilutive 4% senior convertible notes	7,297	—	3,095	—

Weighted average shares outstanding (diluted)	83,989	68,567	79,784	68,111

Earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income	$0.29	$0.36	$0.69	$0.71
Net income from continuing operations	$0.29	$0.36	$0.69	$0.71

Diluted:
Net income	$0.27	$0.35	$0.68	$0.70
Net income from continuing operations	$0.27	$0.36	$0.68	$0.71

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

In December 2008, MasTec purchased all of the issued and outstanding shares of Wanzek Construction, Inc., (“Wanzek”) for: (i) $50 million in cash, (ii) 7.5 million shares of MasTec common stock, (iii) an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 (the “Wanzek convertible notes”), (iv) the assumption of up to $15 million of Wanzek’s debt and (v) a two-year earn-out equal to 50% of Wanzek’s EBITDA over $40 million per year. The purchase agreement provides for “piggyback” registration rights without penalty or registration payment arrangements. The acquisition was effective as of December 1, 2008, and accordingly, Wanzek’s earnings have been consolidated as of that date.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

On June 1, 2009, MasTec entered into a note purchase option agreement with Wanzek which allowed the Company to repurchase all, or part of, the Wanzek convertible notes at any time on or prior to July 31, 2009 for the principal amount thereof plus all accrued interest. Pursuant to the note purchase option agreement, to the extent that on or prior to July 31, 2009, MasTec completed an offering with net proceeds in excess of the principal amount of the Wanzek convertible notes plus all interest accrued thereon, the Company was required to exercise its option to repurchase all of the Wanzek convertibles notes. Accordingly, as $115 million of 4% senior convertible notes were issued in June 2009, the Company repurchased the $55 million Wanzek convertible notes plus approximately $2 million of accrued interest.

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

Additionally, during 2009, adjustments were recorded as additional goodwill related to (i) $2.3 million paid to the sellers of Wanzek as a purchase price adjustment based on Wanzek’s final net working capital as of the effective closing date as prescribed in the purchase agreement and (ii) a deferred tax liability of $13.2 million related to the trade name intangible.

The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remains preliminary as management continues to assess the valuation of the acquired assets and liabilities and any ultimate purchase price adjustments based on the purchase agreement. The purchase price to acquire Wanzek, including transaction costs, has been allocated on a preliminary basis to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below (in thousands):

Current assets	$68,952
Property and equipment	31,355
Other assets	794
Customer contracts and relationships	24,200
Trade name	34,500
Non-compete agreement	1,350
Goodwill	105,378

Total assets acquired	266,529

Current liabilities	(58,181)
Other liabilities	(29,401)
Debt	(12,831)

Total liabilities assumed	(100,413)

Net assets acquired	$166,116

The portion of intangible assets related to existing customer contracts is amortized over the remaining term of these contracts. The remaining portion of the intangible assets related to customer relationships is amortized on an accelerated basis in relation to the benefits received over its weighted average ten-year useful life. The intangible asset related to the non-compete agreement with the seller is being amortized over its useful life of three years, and the Wanzek trade name has an indefinite life.

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

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Although MasTec did not pay any upfront consideration for Funraisers at the closing, in connection with the transaction MasTec has agreed to increase the earn-out payable with respect to DirectStar until December 31, 2018. Additionally, the Seller has an option to purchase DirectStar Business back from MasTec. This option is exercisable from January 1, 2011 to December 31, 2013 for an amount determined, in part, on the earnings of DirectStar for the trailing twelve months preceding the exercise date multiplied by a multiple to be determined in part on MasTec’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple minus a factor representing the remaining earn-out payments under the purchase agreements subject to a floor and cap as set forth in the agreement. This option has an estimated fair value of $1 million at the date of acquisition, resulting in acquired goodwill of $1.2 million. The allocation of purchase price to the fair value of net assets acquired remains preliminary.

Nsoro

On July 31, 2008, MasTec purchased certain assets of Nsoro, LLC (“Nsoro”) for a purchase price of $17.5 million, paid in cash at closing, plus the assumption of approximately $12 million in indebtedness and earn-out payments payable over an eight-year period equal to 50% of Nsoro’s earnings before taxes above certain minimum thresholds. The earn-out is payable in cash and, in certain circumstances, MasTec common stock or a combination thereof at the Company’s discretion. The final purchase price remains subject to adjustment based on minimum and maximum tangible net worth, total assets and net working capital thresholds. Nsoro is headquartered in Atlanta, Georgia and specializes in wireless infrastructure management and construction. The strategic acquisition of Nsoro gives MasTec the opportunity to service its large communications customers’ wireless capital spending plans.

Analysis of work in process, costs and estimated earnings in excess of billings and billings in excess of costs has resulted in reclassifying entries to gross-up amounts previously netted, and revised estimates in the valuation of acquired assets and liabilities since the initial purchase price allocation have resulted in changes to goodwill. The purchase price to acquire Nsoro, including transaction costs of $2.4 million, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized in the final allocation below (in thousands).

Current assets	$85,202
Property and equipment	716
Customer relationships	10,600
Trade name	980
Goodwill	3,230
Other long-term assets	94

Total assets acquired	100,822

Current liabilities	(68,791)
Debt	(12,164)

Total liabilities assumed	(80,955)

Net assets acquired	$19,867

The customer relationship and trade name intangible assets are amortized on a straight-line basis over a twenty year and five year life, respectively, consistent with the benefits expected to be received.

In connection with the acquisition of Nsoro, management approved a plan to exit the activities of four Nsoro locations including the termination and/or relocation of the employees at these locations. These exit activities resulted in liabilities assumed of approximately $0.2 million included in the allocation of purchase price above. These locations were substantially closed at the end of 2008.

Tax Deductible Goodwill

The Company has $75.8 million and $78.1 million in tax deductible goodwill related to acquisitions as of September 30, 2009 and December 31, 2008, respectively.

Note 6 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 7 to 8 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 10.75%. All but one of these securities, which had a par value of $6.2 million and an estimated fair value of $3.0 million at September 30, 2009, carry investment grade ratings from one or more of the major credit rating agencies. The Company continues to earn and collect interest on these securities.

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

As of September 30, 2009, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under ASC Topic 820, Fair Value Measurements and Disclosures). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities as well as to the underlying assets supporting the securities, rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

As of September 30, 2009, the estimated fair value of the securities available for sale totaled $23.7 million. During the three and nine months ended September 30, 2009, the Company recorded unrealized gains of $0.9 million and $3.2 million, respectively, in other comprehensive income, net of the tax impact. Management believes the temporary unrealized decline in estimated fair value of $9.9 million is primarily attributable to the limited liquidity of these investments and the overall market volatility in the current period.

An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Because management expects to recover the entire cost basis of these securities, does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their cost basis, which may be at maturity, the Company does not consider its investment in auction rate securities to have experienced an other-than-temporary decline in value at September 30, 2009. Given the uncertainty as to when, or if, the liquidity issues associated with the auction mechanism related to these investments will improve, management has classified these securities as long-term assets.

All of the Company’s auction rate securities have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2009 and December 31, 2008. The cost basis, gross unrealized losses and estimated fair value, determined using level 3 inputs, for these securities are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Cost Basis	Gross Unrealized Losses	Fair Value	Cost Basis	Gross Unrealized Losses	Fair Value
Auction rate securities - student loans	$17,450	$(1,181)	$16,269	$17,450	$(1,596)	$15,854
Auction rate securities - structured finance securities	16,200	(8,721)	7,479	16,200	(11,474)	4,726

Total auction rate securities	$33,650	$(9,902)	$23,748	$33,650	$(13,070)	$20,580

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The contractual maturity of the auction rate securities available for sale at September 30, 2009 ranges from 18 to 38 years for student loan auction rate securities and from 7 to 8 years for structured finance auction rate securities.

As previously reported, MasTec filed a claim in arbitration against its investment advisor in connection with the sale by the investment advisor to MasTec of certain auction rate securities. See Note 10 – Commitments and Contingencies.

Note 7 – Accounts Receivable, Cost and Earnings in Excess of Billings, and Retainage, Net of Allowance

Accounts receivable, classified as current, consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Contract billings	$167,954	$210,215
Retainage	24,007	29,408
Costs and earnings in excess of billings	93,987	99,405

	285,948	339,028
Less allowance for doubtful accounts	(11,374)	(11,646)

Accounts receivable, net	$274,574	$327,382

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.

Note 8 – Debt

Debt is comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Revolving credit facility	$—	$42,468
7.625% senior notes due February 2017	150,000	150,000
4% senior convertible notes due 2014	115,000	—
8% convertible notes due December 2013	—	55,000
7.05% equipment term loan due in installments through 2013	17,529	20,243
Capital lease obligations	10,086	11,013
Notes payable for equipment, at interest rates up to 9%, due in installments through 2013	17,081	25,614

Total debt	309,696	304,338
Less current maturities	(15,043)	(16,884)

Long-term debt	$294,653	$287,454

MasTec was in compliance with all debt covenants as of September 30, 2009 and December 31, 2008.

Senior Convertible Notes

On June 5, 2009, the Company issued $115 million of 4% senior convertible notes due June 15, 2014 (the “Senior Convertible Notes”) in a registered offering. The Senior Convertible Notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of MasTec common stock initially at a conversion rate of 63.4417 shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.3 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the condensed unaudited consolidated balance sheet and are being amortized over the term of the notes.

The proceeds of the Senior Convertible Notes were used to repay the $55 million of 8% convertible notes issued in connection with the Wanzek acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Credit Facility of approximately $20 million on June 17, 2009. The remaining net proceeds will be used for working capital, possible acquisitions of businesses and other general corporate purposes.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The Senior Convertible Notes are guaranteed by all of MasTec’s operating subsidiaries. There are no financial covenants on these notes.

Revolving Credit Facility

On June 1, 2009, the Company entered into an amendment to our amended and restated senior secured credit facility (the “Credit Facility”), expiring May 10, 2013. The amendment provided the Company with the ability to repay the $55 million 8% Wanzek convertible notes with the proceeds of the $115 million 4% senior convertible notes issued in June 2009. Pursuant to the amendment, the unused line fee for the Credit Facility has been increased to a range between 0.5% to 0.75% per annum based on usage. At September 30, 2009 and December 31, 2008, net availability under the Credit Facility totaled $106.3 million and $82.2 million, respectively, net of outstanding standby letters of credit aggregating $77.3 million and $82.4 million in each period, respectively.

Note 9 – Other Current Assets and Liabilities

Prepaid expenses and other current assets as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Non-trade receivables	$2,938	$6,797
Other receivables	4,665	4,986
Prepaid expenses and deposits	6,768	10,781
Deferred project costs	1,201	2,109
Other	6,699	1,333

Total prepaid expenses and other current assets	$22,271	$26,006

Other current liabilities as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Obligations related to acquisitions	$5,345	$14,701
Accrued amounts related to discontinued operations	580	2,018
Accrued losses on contracts	199	3,860
Other	8,657	15,949

Total other current liabilities	$14,781	$36,528

Note 10 – Commitments and Contingencies

Legacy Litigation

MasTec is subject to litigation, primarily dating from the period 2001 through 2005. In March 2006, the United States Army Corps of Engineers (“Corps of Engineers”) brought a complaint in a federal district court against MasTec for environmental violations in connection with a project in Coos County, Oregon and sought damages in excess of $16 million. The matter went to trial in February 2008, and in February 2009, the Federal District Court entered a judgment in favor of the Corps of Engineers in the amount of $1.5 million. The Corps of Engineers filed a notice of appeal but subsequently dismissed its appeal.

MasTec filed a lawsuit against Consolidated Edison, Inc., Consolidated Edison Company of New York, Inc. and Con Edison Communications, Inc. (collectively, “Con Edison”) in May 2002 in connection with a telecommunication project MasTec worked on for Telergy, Inc. (“Telergy”). The lawsuit alleges that Con Edison directly interfered with MasTec’s work for Telergy and that this interference resulted in Telergy’s bankruptcy and resulted in Con Edison obtaining MasTec’s work on the Telergy project without paying for it. MasTec seeks in excess of $40 million from Con Edison. Discovery is ongoing.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

MasTec is vigorously pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has a receivable of approximately $1 million based on trust assets available for distribution, which is recorded in other current assets on its condensed unaudited consolidated balance sheet as of September 30, 2009. As of December 31, 2008, the receivable was estimated at approximately $1.3 million.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including former officers and directors of MasTec (including a current director) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $440 million as of September 30, 2009). In December 2007, the Audiencia Nacional decided to close the investigation and issued an order allowing the trial phase against the MasTec defendants to proceed. The order did not name MasTec. In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. The MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend any potential liability. MasTec was not directly involved in any of the transactions which the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

Outstanding Litigation

As previously disclosed, in July 2008, MasTec filed a claim in arbitration against its investment advisor (“Investment Advisor”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by the Investment Advisor to MasTec of certain auction rate securities in the aggregate principal amount of $33.7 million. MasTec sought, among other relief, rescission of the purchase of the auction rate securities. The Investment Advisors denied MasTec’s claims. The matter was settled in October 2009 with the parties releasing each other from liability, the Investment Advisor agreeing to pay MasTec $7 million and MasTec keeping the auction rate securities.

In addition to the matters discussed above, MasTec is also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $2.3 million at September 30, 2009 and $13.3 million at December 31, 2008.

Other Commitments and Contingencies

MasTec is required to provide payment and performance bonds for some of its contractual commitments related to projects in process. As of September 30, 2009 and December 31, 2008, $539.7 million and $485.6 million in performance and payment bonds were outstanding, respectively. Estimated costs to complete the projects for which these performance and payment bonds were outstanding were $53.4 million and $68.3 million as of September 30, 2009 and December 31, 2008, respectively.

Included in the $539.7 million of outstanding performance and payment bonds at September 30, 2009 are $159.7 million of performance and payment bonds relating to the sale of the state Department of Transportation related projects and assets in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009 which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. MasTec estimates that the remaining cost to complete these state Department of Transportation projects at September 30, 2009 was $0.7 million.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Note 11 – Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the industries it serves, collectability of receivables, competition within its industry, the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice, acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities. The Company has approximately 450 customers which include some of the largest and most prominent companies in the communications, utilities and government sectors. MasTec’s customers include public and private energy providers, incumbent local exchange carriers, broadband and satellite operators, long distance carriers, financial institutions and wireless service providers.

Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Communications	$256,174	$253,074	$682,653	$617,835
Utilities	125,947	128,239	387,935	300,278
Government	15,127	16,441	56,633	46,667

	$397,248	$397,754	$1,127,221	$964,780

The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. MasTec’s top two customers for each of the periods shown are as follows: during the three months ended September 30, 2009, DIRECTV® and AT&T customers each accounted for 31% and 19% of total revenue, respectively; during the nine months ended September 30, 2009, DIRECTV® and AT&T customers each accounted for 32% and 15% of total revenue, respectively; during the three months ended September 30, 2008, DIRECTV® and AT&T customers each accounted for 30% and 15% of total revenue, respectively; during the nine months ended September 30, 2008, DIRECTV® and AT&T customers each accounted for 36% and 10% of total revenue, respectively.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes historical bad debt experience, customer concentrations, customer credit-worthiness, the availability of mechanics and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectability of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. As of September 30, 2009 and December 31, 2008, the Company had remaining receivables from customers undergoing bankruptcy reorganization totaling $1.6 million at the end of each period, of which $0.6 million and $0.3 million, respectively, have been recorded as specific reserves. Based on the analytical process described above, management believes that it will recover the net amounts recorded. The Company maintains an allowance for doubtful accounts of $11.4 million and $11.6 million as of September 30, 2009 and December 31, 2008, respectively, for both specific customers and as a reserve against other past due balances.

Note 12 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s President and Chief Executive Officer, is the chairman of the Neff Board of Directors. During the three months ended September 30, 2009 and 2008, MasTec paid Neff approximately $284,000 and $200,000, respectively, and during the nine months ended September 30, 2009 and 2008, MasTec paid Neff approximately $741,000 and $500,000, respectively for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

During the three months ended September 30, 2009 and 2008, MasTec paid Irma S. Mas, the mother of Jorge Mas and Jose Mas, approximately $12,000 each quarter for the lease of certain property located in Florida and paid approximately $36,000 during the nine month periods ended September 30, 2009 and 2008.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

During the three months ended September 30, 2009 and 2008, MasTec had an arrangement with a customer whereby it leased employees to that customer and charged approximately $118,000 and $105,000, respectively, to the customer. Charges to this customer totaled approximately $325,000 and $300,000 during the nine month periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, $828,000 and $744,000, respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the customer whereby the Company provides satellite communication services. During the three and nine months ended September 30, 2009 and 2008, revenues relating to this customer were approximately $278,000 and $629,000, respectively, and approximately $158,000 and $423,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of September 30, 2009 and December 31, 2008, approximately $340,000 and $348,000, respectively, is included as trade accounts receivable from this customer.

The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $200,000 and $361,000 during the three and nine month periods ended September 30, 2009, respectively, and $162,000 and $228,000 during the three and nine month periods ended September 30, 2008, respectively.

Effective as of August 27, 2002, MasTec and Jorge Mas entered into a split dollar agreement, as subsequently amended, wherein MasTec agreed to pay the premiums due on two life insurance policies with an aggregate face amount of $50 million. Jorge Mas and his spouse are the insured under the policies. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policies and is entitled to recover the greater of (i) all premiums it pays on the policies plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insureds. The remainder of the policies’ proceeds will be paid in accordance with Jorge Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec.

Additionally, effective as of September 13, 2002, MasTec and Jorge Mas entered into a second split dollar agreement, as subsequently amended, wherein the Company agreed to pay the premiums due on a life insurance policy with a face amount of $80 million, $60 million of which is subject to the agreement and the remaining $20 million is deemed to be key-man insurance payable to MasTec and falls outside of the agreement. Jorge Mas is the insured under this policy. Under the terms of this agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the portion of the policy subject to the agreement, plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately before the death of the insured. The Company will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. An amount equal to $60 million of the policy’s proceeds will be paid in accordance with Jorge Mas’ designations. Any remainder of the proceeds will be paid to the Company. In the three months ended September 30, 2009 and 2008, MasTec paid premiums in connection with the split dollar agreements for Jorge Mas of approximately $0 and $283,000, respectively. In the nine months ended September 30, 2009 and 2008, MasTec paid approximately $568,000 and $851,000, respectively, in premiums in connection with the split dollar agreements for Jorge Mas.

On November 1, 2002, MasTec and Jorge Mas entered into a deferred bonus agreement in which the Company agreed to pay Mr. Mas a bonus in the event that the split dollar agreements Mr. Mas had entered into with MasTec were terminated due to a change of control of MasTec. The amount of the bonus is equal to the total premiums paid by MasTec under the terms of the split dollar agreements, plus interest of four percent, compounded annually. The bonus is to be paid within 60 days after termination of the split dollar agreement. The deferred bonus agreement was subsequently amended to comply with Section 409A of the Internal Revenue Code.

On October 28, 2009, the three split dollar agreements between Jorge Mas and the Company were restated into a single agreement and the deferred bonus agreement between Jorge Mas and the Company was amended and restated in its entirety. Under the amended and restated split dollar agreement, MasTec remains the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) all premiums paid by the Company on such policy or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife, have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of those two amounts. Additionally, the designation of a portion of the policy as key-man insurance was removed, and therefore the entire policy is now subject to the split dollar agreement. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200,000,000.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The amount of the deferred bonus under the amended and restated deferred bonus agreement is equal to the sum of the following amounts determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under such policy or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges. All other material provisions of the split dollar and deferred bonus agreements remain unchanged.

Effective as of August 3, 2004, MasTec and Jose Mas entered into a split dollar agreement wherein MasTec agreed to pay premiums on a life insurance policy with an aggregate face amount of $10 million. Under the terms of the agreement, MasTec is the sole owner and beneficiary of the policy and is entitled to recover the greater of (i) all premiums it pays on the policy plus interest equal to four percent, compounded annually, or (ii) the aggregate cash value of the life insurance policy immediately prior to the death of the insured. The remainder of the policy’s proceeds will be paid in accordance with Jose Mas’ designations. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. As of September 30, 2009, the policy’s premiums have been paid in full. In the three months ended September 30, 2009 and 2008, there were no premium payments related to this policy. In the nine months ended September 30, 2009 and 2008, the Company paid approximately $150,000 and $0, respectively, in premiums in connection with the split dollar agreement for Jose Mas.

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

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and the Company were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement. MasTec remains the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) all premiums paid by the Company on such policy or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy subject to the agreement for a purchase price equal to the greater of those two amounts. The amount of the deferred bonus under the amended and restated deferred bonus agreement that is payable upon termination of the split dollar agreement is equal to the sum of the following amounts determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under the terms of such policy or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges. All other material provisions of the split dollar and deferred bonus agreements remain unchanged.

Note 13 – Subsequent Events

As discussed in Note 12 - Related Party Transactions, on October 28, 2009, the split dollar and deferred bonus agreements between Jorge Mas and the Company and between Jose Mas and the Company were amended and restated in their entirety.

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

Overview

We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to, electrical utility transmission and distribution, wind farm, solar farm, other renewable energy and natural gas infrastructure, wireless, wireline and satellite communications and water and sewer systems. Our primary customers are in the following industries: utilities (including wind farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including telephony, satellite television and cable television) and government (including water and sewer, utilities and communications work on military bases).

In June 2009, we completed an underwritten public offering for $115 million of 4% senior convertible notes (the “Senior Convertible Notes”), as well as a public secondary offering of 5.175 million shares of common stock by certain selling shareholders. The new Senior Convertible Notes are convertible, under certain circumstances, into shares of MasTec common stock at a conversion price of approximately $15.76 per share of common stock, subject to customary anti-dilution adjustment terms for these types of notes.

The proceeds from the Senior Convertible Notes were used to repay the $55 million of 8% convertible notes, convertible at $12.00 per share, issued in connection with our 2008 acquisition of Wanzek, and to pay off the outstanding balance on our Credit Facility of approximately $20 million on June 17, 2009. The remaining net proceeds will be used for working capital, possible acquisitions of assets and businesses, and for general corporate purposes.

Concurrent with the issuance of the Senior Convertible Notes, Jon Wanzek, founder and CEO of Wanzek Construction, Inc., and his affiliates sold 5.175 million shares of MasTec common stock in an underwritten registered public offering. Mr. Wanzek and his affiliates received 7.5 million MasTec shares in connection with our 2008 acquisition of Wanzek. Mr. Wanzek continues to serve as President of Wanzek under a long-term employment contract. We did not receive any proceeds from the sale of the shares of common stock by the selling shareholders.

These transactions enhanced our balance sheet and capital structure, with approximately $40 million of increased liquidity at closing, convertible notes with a better conversion premium and an interest rate at 50% of the rate on the redeemed debt. After the convertible note transaction, our debt maturities and interest rates include a $210 million bank credit facility, currently priced at LIBOR plus 225 basis points, due in 2013 (on which there were no outstanding draws as of September 30, 2009), $115 million of 4% convertible notes, due in 2014, and $150 million of 7.625% senior notes due in 2017.

We, or our predecessor companies, have been in business for over 75 years. We offer our services primarily under the MasTec service mark and operate through a network of over 200 locations and approximately 8,100 employees as of September 30, 2009.

Our customers include some of the largest communications and utility companies in the United States, including DIRECTV®, Verizon, AT&T, EMBARQ, Progress Energy, Oneok, M.A. Mortenson Co., Dominion Virginia Power, Duke Energy, Iberdrola Renewables, Florida Power & Light Company and Great River Energy. For the three and nine months ended September 30, 2009, approximately 75% and 72% of our revenues were from our ten largest customers, respectively. For the three and nine months ended September 30, 2008, approximately 74% and 73%, respectively, of our revenues were from our ten largest customers. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.

DIRECTV® represents 31% and 30% of our total consolidated revenue for the three months ended September 30, 2009 and 2008, respectively, and 32% and 36% for the nine months period ended September 30, 2009 and 2008, respectively. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® customers and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®.

AT&T represents 19% and 15% of our total consolidated revenue for the three months ended September 30, 2009 and 2008, respectively, and 15% and 10% for the nine month period ended September 30, 2009 and 2008, respectively. Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireline and wireless infrastructure.

As discussed in the results of operations, revenues decreased slightly for the three months ended September 30, 2009 as compared with the same period in 2008. Nine month revenues increased sharply versus the prior year, primarily driven by recent acquisitions. Despite the increase in nine month revenues, both our organic as well as our acquired businesses have been negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. As a result, we have not yet seen the full anticipated impact of our diversification strategy. We are uncertain as to when, or if, the governmental stimulus initiatives will begin to have a noticeable impact on the industries we serve, however, we do anticipate increased capital spending on infrastructure in the future, particularly in 2010 and subsequent years.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers have reduced spending in the first nine months of 2009 in part due to the negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for some of our services in the near-term. However, we believe that most of our customers remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Revenue

We provide services to our customers which are companies in the communications and utilities industries, as well as government customers.

Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Communications	$256,174	64%	$253,074	64%	$682,653	61%	$617,835	64%
Utilities	125,947	32%	128,239	32%	387,935	34%	300,278	31%
Government	15,127	4%	16,441	4%	56,633	5%	46,667	5%

	$397,248	100%	$397,754	100%	$1,127,221	100%	$964,780	100%

A significant portion of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. The majority of these services typically are for either maintenance or upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice.

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

Revenue by type of contract is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Master service and other service agreements	$239,653	60%	$235,504	59%	$671,712	60%	$613,653	64%
Installation/construction projects agreements	157,595	40%	162,250	41%	455,509	40%	351,127	36%

	$397,248	100%	$397,754	100%	$1,127,221	100%	$964,780	100%

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ materially from these estimates. Refer to Note 3 – Significant Accounting Policies to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

Litigation and Contingencies

Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments of the expected outcome. If the final outcome of any litigation or contingencies differs significantly from our current expectations, a charge to earnings could result. See Note 10 – Commitments and Contingencies to our condensed unaudited consolidated financial statements in this Form 10-Q for updates to our description of legal proceedings and commitments and contingencies.

Results of Operations

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar (in thousands) and percentage of revenue terms for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Revenue	$397,248	100.0%	$397,754	100.0%	$1,127,221	100.0%	$964,780	100.0%
Costs of revenue, excluding depreciation and amortization	335,241	84.4%	338,060	85.0%	954,214	84.7%	824,465	85.5%
Depreciation and amortization	10,760	2.7%	7,839	2.0%	32,147	2.8%	19,445	2.0%
General and administrative expenses	23,710	6.0%	23,885	6.0%	71,619	6.4%	63,096	6.5%
Interest expense, net of interest income	5,769	1.5%	3,963	1.0%	17,312	1.5%	10,115	1.0%
Other (income) expense, net	(393)	(0.1)%	(391)	(0.1)%	(1,636)	(0.2)%	(936)	(0.1)%

Income from continuing operations before income taxes	22,161	5.5%	24,398	6.1%	53,565	4.8%	48,595	5.1%
Income taxes	517	0.1%	102	0.0%	1,001	0.1%	542	0.1%

Income from continuing operations	21,644	5.4%	24,296	6.1%	52,564	4.7%	48,053	5.0%
Loss from discontinued operations	—	0.0%	(182)	(0.0)%	—	0.0%	(422)	(0.1)%

Net income	$21,644	5.4%	$24,114	6.1%	$52,564	4.7%	$47,631	4.9%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Our revenue was $397.2 million for the three months ended September 30, 2009, compared to $397.7 million for the same period in 2008, representing a decrease of $0.5 million or 0.1%. This decrease resulted from the negative impact on organic revenue from tightened capital expenditures by our customers and slower developing business resulting from the lagging U.S. economy, the slow pace of stimulus bill project funding, tight credit markets and reduced bid awards. This decrease was offset by a revenue increase of $69.4 million as a result of new business activities, primarily acquisition related, for acquisitions since September 30, 2008. Third quarter revenues do not reflect any impact of the federal and state stimulus initiatives, as the marketplace has not generated opportunities due to the slow pace of project funding.

Costs of Revenue. Our costs of revenue were $335.2 million or 84.4% of revenue for the three months ended September 30, 2009, compared to $338 million or 85% of revenue for the corresponding period in 2008, a $2.8 million decrease or 0.8%. The decrease is attributable to a $58.0 million increase in costs of revenue incurred in new business activities, primarily driven by recent acquisitions, for acquisitions since September 30, 2008, offset by an 18% decrease in costs of revenue on organic businesses associated with lower revenues, as discussed above. As a percentage of revenue, costs of revenue improved 60 basis points, reflecting productivity gains in a number of operating expense categories and lower fuel costs, partially offset the net impact of changes in business mix, resulting in higher labor costs as percentage revenue with an offsetting decrease in material costs as a percentage of revenue.

Depreciation and amortization. Depreciation and amortization was $10.7 million for the three months ended September 30, 2009, compared to $7.8 million for the same period in 2008, representing an increase of $2.9 million or 37.3%. The increase was primarily driven by recent acquisitions, which resulted in the addition of $1.2 million in depreciation and $1.3 million in amortization, for acquisitions since September 30, 2008.

General and administrative expenses. General and administrative expenses were $23.7 million or 6% of revenue for the three months ended September 30, 2009, compared to $23.9 million or 6% of revenue for the same period in 2008, representing a decrease of $0.2 million or 0.7%. The decrease was primarily due to a reduction in labor costs associated with reduced revenues, offset by increases in information technology costs in support of new business activities, as well as increases in acquisition costs expensed in the current period pursuant to the new accounting guidance on business combinations, which became effective for the Company on January 1, 2009. Despite the fact that we have not realized our full revenue expectations for the third quarter due to economic conditions, we have maintained our capacity for work anticipating improved market conditions in the coming quarters. There is no certainty, however, that improved market conditions will, in fact, materialize.

Interest expense, net. Interest expense, net of interest income was $5.8 million or 1.5% of revenue for the three months ended September 30, 2009, compared to $4.0 million or 1.0% of revenue for the same period in 2008, representing an increase of approximately $1.8 million. This increase is primarily due higher average debt balances from the $115 million 4% senior convertible notes issued in June 2009 and as a result of reduced interest income due to lower interest rates.

Other income, net. Other income, net, was flat at $0.4 million for both the three months ended September 30, 2009 and September 30, 2008.

Income taxes. Income taxes were $0.5 million for the three months ended September 30, 2009, compared with $0.1 million for the three months ended September 30, 2008. This increase is primarily due to higher effective tax rates as a result of higher state and local income taxes in jurisdictions where we have no net operating losses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Our revenue was $1.1 billion for the nine months ended September 30, 2009, compared to $964.8 million for the same period in 2008, representing an increase of $162 million or 16.8%. This increase was related to a revenue increase of $284.6 million, primarily driven by recent acquisitions, which was partially offset by the negative impact on organic revenue from tightened capital expenditures by our customers and slower developing business resulting from the U.S. economy, the slow pace of stimulus bill project funding, tight credit markets and reduced bid awards. Nine month revenues do not reflect any impact of the federal and state stimulus initiatives as the marketplace has not generated opportunities due to the slow pace of project funding.

Costs of Revenue. Our costs of revenue were $954.2 million or 84.7% of revenue for the nine months ended September 30, 2009, compared to $824.5 million or 85.5% of revenue for the corresponding period in 2008, a $129.7 million increase or 15.7%. The increase is attributable to a $242.1 million increase in costs of revenue, primarily driven by recent acquisitions, which was partially offset by a 13.6% decrease in costs of revenue on organic businesses associated with lower revenues. As a percentage of revenue, costs of revenue improved 80 basis points, reflecting productivity gains in a number of operating expense categories, plus lower fuel costs, partially offset by the net impact of changes in business mix, resulting in higher labor costs as a percentage of revenue with an offsetting decrease in material costs as a percent of revenue.

Depreciation and amortization. Depreciation and amortization was $32.1 million for the nine months ended September 30, 2009, compared to $19.4 million for the same period in 2008, representing an increase of $12.7 million or 65.3%. The increase was due to new business activities, primarily acquisition related, which resulted in the addition of $6.3 million in depreciation and $4.9 million in amortization.

General and administrative expenses. General and administrative expenses were $71.6 million or 6.4% of revenue for the nine months ended September 30, 2009, compared to $63.1 million or 6.5% of revenue for the same period in 2008, representing an increase of $8.5 million but a decrease as a percentage of revenue of 10 basis points. The increase in total general and administrative expenses was primarily due to increased labor and information technology costs to support new business activities. As a percentage of revenue, general and administrative expenses improved 10 basis points due to scale and productivity gains. Despite the fact that we have not realized our full revenue expectations for the nine months due to economic conditions, we have maintained our capacity for work anticipating improved market conditions in the coming quarters. There is no certainty, however, that improved market conditions will, in fact, materialize.

Interest expense, net. Interest expense, net of interest income was $17.3 million or 1.5% of revenue for the nine months ended September 30, 2009, compared to $10.1 million or 1.0% of revenue for the same period in 2008, representing an increase of approximately $7.2 million. This increase is primarily due to interest expense on the $55 million 8% convertible notes issued in connection with the Wanzek acquisition and on the $115 million 4% senior convertible notes issued in June 2009, as well as interest on the revolving Credit Facility in the first half of 2009 as a result of outstanding draws in connection with the Wanzek acquisition. Interest expense, net, also increased as a result of reduced interest income due to lower interest rates and lower average cash balances during the nine months ended September 30, 2009 as compared with the same period in 2008.

Other income, net. Other income, net was $1.6 million for the nine months ended September 30, 2009, compared to $0.9 million for the nine months ended September 30, 2008, representing an increase of $0.7 million, primarily due to higher gains on the sale of property and equipment.

Income taxes. Income taxes were $1.0 million for the nine months ended September 30, 2009, compared to $0.5 million for the nine months ended September 30, 2008, representing an increase of $0.5 million. This increase is primarily due to higher effective tax rates as a result of higher state and local income taxes in jurisdictions where we have no net operating losses.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn out obligations and debt service. We estimate that we will spend between $20 million and $29 million this year on capital expenditures. The nature of our business is equipment intensive, and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment. Additionally, we have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired business. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the three months ended September 30, 2009 and 2008, we made cash payments of $6.6 million and $5.7 million, respectively, related to such earn-out obligations. During the nine months ended September 30, 2009 and 2008, we made cash payments of $20.6 million and $11.4 million, respectively, related to such earn-out obligations.

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Accordingly, we generally experience seasonal working capital needs from approximately April through December to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. We maintain inventory to meet the material requirements of certain of our contracts. Certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

The slow economy and general lack of credit have not had a significant impact on our overall financial position, results of operations or cash flows as of and for the nine months ended September 30, 2009, although certain of our businesses have been negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. Given the generally good credit quality of our customer base, we do not expect a collections issue that would impact our liquidity in the foreseeable future. However, should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances.

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

Sources and Uses of Cash

As of September 30, 2009, we had $170.1 million in working capital, defined as current assets less current liabilities, compared to $105.3 million as of December 31, 2008. Cash and cash equivalents, including approximately $18.2 million and $18.1 million of restricted cash, respectively, at September 30, 2009 and December 31, 2008, increased by $48.0 million from $47.3 million at December 31, 2008 to $95.3 million at September 30, 2009. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$85.5	$42.7
Net cash used in investing activities	(38.8)	(90.2)
Net cash provided by financing activities	1.2	18.3

Net increase (decrease) in cash and cash equivalents	$47.9	$(29.2)

Net cash provided by operating activities increased by $42.9 million to $85.6 million for the nine months ended September 30, 2009 as compared with the same period in 2008 as net income adjusted for non-cash items, such as higher depreciation and amortization, improved by $17.0 million. Additionally, accounts receivable, unbilled revenue and retainage, net, adjusted for acquisitions, decreased by $51.4 million for the nine months ended September 30, 2009, as compared with an increase of $49.1 million over the same period in 2008. The current period decrease was due to cash collections as well as lower revenue growth in the first nine months of 2009, resulting in lower receivable balances as compared with the same period in 2008. The increase in cash flows as a result of the changes in net income, adjusted for non-cash items and accounts receivable, unbilled revenue and retainage, net, was partially offset by a decrease in accounts payable, accrued expenses and other liabilities, adjusted for acquisitions, of $64.3 million for the nine months ended September 30, 2009 as compared with an increase of $37.4 million for the same period in 2008. The decrease in the nine months ended September 30, 2009 resulted from a reduction in outstanding accounts payable, accrued expenses and billings in excess of costs in connection with lower revenue growth, as well as an increase in payments of other liabilities, including $11.2 million related to the resolution of legacy litigation.

Net cash used in investing activities decreased by $51.3 million to $38.8 million for the nine months ended September 30, 2009 as compared with the same period in 2008. The decrease was primarily attributable to a decrease of $54.9 million in cash used in connection with acquisitions as compared with the nine months ended September 30, 2008 during which the acquisitions of Pumpco and Nsoro were completed.

Net cash provided by financing activities decreased by $17.2 million to $1.2 million for the nine months ended September 30, 2009 as compared with the same period in 2008. The decrease in net cash provided by financing activities was driven primarily by the repayment of the $55 million Wanzek convertible notes, net repayments of borrowings under the Credit Facility of approximately $42.5 million and lower borrowings for equipment, offset by the issuance of the $115 million senior convertible notes in June 2009.

Auction Rate Securities

Our securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. All but one of these securities, which has a par value of $6.2 million and estimated fair value of $3.0 million at September 30, 2009, carry investment grade ratings from one or more of the major credit rating agencies. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 7 to 8 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%.

Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable.

As of September 30, 2009, we hold $33.7 million in par value of these auction rate securities, with an estimated fair value and carrying value of $23.7 million, net of a $9.9 million unrealized loss. While the investments are generally of a high credit quality, at this time we are uncertain when the liquidity issues associated with the auction process will improve or whether we will be able to exit these investments at their par value at a date other than maturity. In addition, if there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. We anticipate holding these securities until we can realize their par value and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan.

An impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income. Because we expect to recover the entire cost basis of the securities, do not intend to sell these securities, and it is not more likely than not that we will be required to sell the securities before recovery of their cost basis, which may be maturity, we do not consider our investment in auction rate securities to have experienced an other-than-temporary decline in value at September 30, 2009. Given the uncertainty as to when the liquidity issues associated with the auction process will improve, we have classified these securities as long-term assets.

We continue to monitor this situation. See Note 6 – Securities Available for Sale and Note 10 – Commitments and Contingencies in the Notes to the Condensed Unaudited Consolidated Financial Statements.

Credit Facility

On June 1, 2009, we entered into an amendment to our amended and restated senior secured credit facility, expiring May 10, 2013, which we refer to as our Credit Facility. The amendment provided us with the ability to repay the $55 million 8% Wanzek convertible notes with the proceeds of the $115 million 4% senior convertible notes issued in June 2009. Pursuant to the amendment, the unused line fee for our Credit Facility has been increased to a range between 0.5% to 0.75% per annum based on usage.

Under a previous amendment effective July 29, 2008, the Credit Facility has a maximum amount of available borrowing of $210 million, subject to certain restrictions. The maximum available borrowing may be increased to $260 million if certain conditions are met.

The amount that we can borrow at any given time under the Credit Facility is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At September 30, 2009 and December 31, 2008, net availability under the Credit Facility totaled $106.3 million and $82.2 million, respectively, net of outstanding standby letters of credit aggregating $77.3 million and $82.4 million in each period, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At September 30, 2009, we had no outstanding draws on our Credit Facility. At December 31, 2008, our outstanding balance under the Credit Facility was $42.5 million. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2% and 3%, depending on certain financial thresholds. At September 30, 2009, the margin over LIBOR is 2.25% and the margin over the base rate was 1.25%.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying other indebtedness excluding our 7.625% senior notes and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate, would reduce availability under the Credit Facility. At September 30, 2009, we were in compliance with all provisions and covenants of the Credit Facility.

Based upon the current availability under our Credit Facility, liquidity and projections for 2009, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements throughout 2009. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our 2009 projections; however, we do not expect this to adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge coverage ratio for at least the next twelve months.

Senior Convertible Notes

On June 5, 2009, we issued $115 million of 4% senior convertible notes due June 15, 2014 in a registered offering. The Senior Convertible Notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock initially at a conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.3 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the condensed unaudited consolidated balance sheet and are being amortized over the term of the notes.

The proceeds of the Senior Convertible Notes were used to repay the $55 million of 8% convertible notes issued in connection with the Wanzek acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Credit Facility of approximately $20 million on June 17, 2009. The remaining net proceeds will be used for working capital, possible acquisitions of businesses and other general corporate purposes.

The Senior Convertible Notes are guaranteed by all of our operating subsidiaries. There are no financial covenants on these notes.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our Credit Facility, and amounted to $77.3 million at September 30, 2009 of which $64.2 million were related to our insurance programs.

Certain of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At September 30, 2009, the estimated cost to complete projects for which $539.7 million in performance and payment bonds were outstanding was approximately $53.4 million.

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

Impact of Inflation

The primary inflationary factor affecting our operations is increased labor costs. We did not experience significant inflation in labor costs in 2009 or 2008. To a lesser extent, we are also affected by changes in fuel costs which decreased significantly during the first nine months of 2009 compared to the same period in 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our Credit Facility, which accrues interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2% and 3%, depending on certain financial thresholds. At September 30, 2009, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%. Based on current usage of the Credit Facility, a 100 basis point (i.e., 1%) addition to our weighted average effective interest rate for variable rate debt would not have a material impact on our consolidated results of operations.

The remainder of our debt has fixed interest rates. Our fixed interest rate debt primarily includes $150 million in senior notes, $115 million in senior convertible notes and a $22.5 million equipment term loan. The fair market value of the Senior Notes and the Senior Convertible Notes at September 30, 2009 was $141.0 million and $121.3 million, respectively.

Auction Rate Securities

Our securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. All but one of these securities, which has a par value of $6.2 million and an estimated fair value of $3.0 million at September 30, 2009, carry investment grade ratings from one or more of the major credit rating agencies. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations with remaining terms of 7 to 8 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. The current credit crisis and economic downturn increases both the illiquidity and default risks of these securities. See Note 6 – Securities Available for Sale in the Notes to the Condensed Unaudited Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

Refer to Note 10 – Commitments and Contingencies to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K as updated by our subsequent Quarterly Reports on Form 10-Q.

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

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations, provided we first register those shares for resale, including one such obligation for which our earn-out obligation is unlimited. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 75,811,991 shares were outstanding as of October 26, 2009. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price.

Additionally, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock upon conversion of the notes, in connection with future acquisitions or other issuances of our common stock or convertible securities, including outstanding options and warrants, or otherwise will dilute the ownership interest of our common shareholders.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the three months ended September 30, 2009, we derived approximately 31%, 19% and 5% of our revenue from DIRECTV®, AT&T and Verizon, respectively. For the nine months ended September 30, 2009, we derived approximately 32%, 15% and 5% of our revenue from DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 75% and 74% of our revenue in the three months ended September 30, 2009 and 2008, respectively, and our ten largest customers accounted for approximately 72% and 73% of our revenue in the nine months ended September 30, 2009 and 2008, respectively For the year ended December 31, 2008, we derived approximately 34%, 12% and 8% of our revenue from DIRECTV®, AT&T and Verizon, respectively. For the year ended December 31, 2007, we derived approximately 44%, 7% and 9% of our revenue from DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 71%, 77% and 76% of our revenue in the years ended December 31, 2008, 2007 and 2006, respectively. Because our business is concentrated among relatively few major customers, our revenue could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced, which could result in reduced profitability and liquidity. In addition, all of the contracts with our largest customers may be canceled on short or no notice.

We have agreed to keep certain liabilities related to the state Department of Transportation related projects and assets that were sold in February 2007.

Effective February 1, 2007, we sold our state Department of Transportation related projects and assets. On January 24, 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement effective as of January 24, 2008, which we refer to as the “Revised Amended Agreement.” In connection with the sale of our state Department of Transportation related projects and assets and the related settlement, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the Revised Amended Agreement; including, in the event the buyer were financially unable to meet certain obligations, any losses resulting from creditor claims. Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009 which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. At September 30, 2009, we estimated that the remaining cost to complete these state Department of Transportation projects was $0.7 million on the related $159.7 million in performance and payment bonds. Should actual costs to complete exceed estimates, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.

We have cumulative unrealized losses in 2009 and 2008 to reduce the carrying value of certain auction rate securities we hold, and we may incur additional unrealized losses or impairment charges with respect to auction rate securities in future periods.

The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes and credit default swap agreements on corporate debt obligations. As of September 30, 2009, all of our securities available for sale, or $33.7 million in par value of auction rate securities, had insufficient bidders at the scheduled rollover dates indicating that immediate liquidity is unavailable. We have recorded an aggregate unrealized loss on these securities of $9.9 million as of September 30, 2009, and have classified the $23.7 million estimated fair value of these securities as non current assets at September 30, 2009. In October 2009, we settled our claim against the investment advisor that sold us the auction rate securities. The investment advisor has agreed to pay us a one-time payment and we will retain the auction rate securities. In connection with the settlement, we released the investment advisor from any liability or claims of any kind related to the auction rate securities. Accordingly, if we are unable to sell our auction rate securities at par in the future, we will have no recourse against the investment advisor.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. In May 2009, one of our corporate debt obligation securities available for sale with a par value of $6.2 million and estimated fair value of $3.0 million was downgraded to non-investment grade by two of the major rating agencies. If there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. At this time, we are uncertain as to whether the liquidity issues associated with the auction process will improve, whether, if at all, we will be able to exit these investments at their par value, or whether we will incur any additional temporary or other-than-temporary losses as a result of these investments.

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. As of September 30, 2009, we had $310 million of outstanding debt.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations;

•

an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three months ended September 30, 2009.

Period	Total Number Average of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

July 1, 2009 through July 31, 2009	—	—	—	—

August 1, 2009 through August 31, 2009	—	—	—	—

September 1, 2009 through September 30, 2009	687	$11.66	—	—

(1)	Represents shares of common stock withheld for income tax withholding purposes in connection with shares of immediately vested restricted stock issued to certain directors. Immediately vesting restricted stock was issued to participants pursuant to MasTec’s Board of Director compensation plan that was adopted by the Company’s Board of Directors in July 2009.

ITEM 5.	OTHER INFORMATION

On October 27, 2009, MasTec entered into a new employment agreement with C. Robert Campbell, effective as of August 15, 2009, relating to his employment as Executive Vice President and Chief Financial Officer. The agreement expires on August 14, 2011, unless earlier terminated, and provides that Mr. Campbell will be paid an annual salary of $400,000. The agreement also provides for annual performance bonuses of up to his base salary. The amount of the annual bonus payable to Mr. Campbell shall be based upon the achievement of certain performance goals established by our Compensation Committee, in its sole discretion. The agreement also entitles Mr. Campbell to participate in our bonus plan for senior management and to an initial grant of 25,000 shares of MasTec’s restricted stock which shall vest on August 15, 2012. If the agreement is terminated as a result of Mr. Campbell’s death or disability (as defined in the agreement), Mr. Campbell will receive his base salary and any performance bonus earned through the date of death or disability, and all of Mr. Campbell’s stock options and restricted stock shall immediately vest. Following termination of the employment agreement by MasTec for cause (as defined in the agreement), Mr. Campbell will receive his base salary through the date of termination. Following termination of employment by MasTec without cause or by Mr. Campbell for good reason (as defined in the agreement), Mr. Campbell will receive his base salary and benefits set forth in the agreement from the date of termination until August 14, 2012. If the agreement is terminated by MasTec not renewing or extending the employment agreement or the parties cannot mutually agree to renew or extend Mr. Campbell’s employment, then Mr. Campbell shall be entitled to severance benefits equal to his base salary and benefits set forth in the agreement commencing August 15, 2011 through August 14, 2012. If Mr. Campbell is employed by the Company for an entire calendar year and is terminated for any reason prior to payment of the performance bonus for that year, if any, MasTec must pay Mr. Campbell any such performance bonus that he would have otherwise been entitled to for that prior year simultaneously with the payment of such bonuses to MasTec’s employees. If Mr. Campbell’s employment is terminated prior to December 31st of any year, Mr. Campbell shall be entitled to a pro-rata bonus for such partial calendar year as determined by our Compensation Committee, in its sole discretion. So long as Mr. Campbell is not terminated for cause or has breached any of the confidentiality, non-competition or non-solicitation provisions that apply to Mr. Campbell pursuant to the terms of the agreement, Mr. Campbell’s restricted stock and stock option grants will continue to vest until they are fully vested and all existing and future stock option grants will remain exercisable for the full term of grant. If there is a change of control of MasTec during the employment term, Mr. Campbell will be entitled to immediate vesting of any unvested options. The foregoing description of the agreement is only a summary and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.69 to this Quarterly Report on Form 10-Q which is incorporated herein by reference.

On October 28, 2009, the three split dollar agreements between Jorge Mas and the Company were restated into a single agreement and the deferred bonus agreements between Jorge Mas and the Company was amended and restated in its entirety. Under the amended and restated split dollar agreement, MasTec remains the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) all premiums paid by the Company on such policy or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife, have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of those two amounts. Additionally, the designation of a portion of the policy as key-man insurance was removed, and therefore the entire policy is now subject to the split dollar agreement. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200,000,000. The amount of the deferred bonus under the amended and restated deferred bonus agreement is equal to the sum of the following amounts determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under such policy or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges. All other material provisions of the split dollar and deferred bonus agreements remain unchanged. The foregoing description of the amended and restated split dollar agreement and amended and restated deferred bonus agreement for Jorge Mas is only a summary and is qualified in its entirety by reference to the full text of such agreements, which are filed as Exhibit 10.70 and 10.71, respectively to this Quarterly Report on Form 10-Q which agreements are herein incorporated by reference.

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and the Company were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement. MasTec remains the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) all premiums paid by the Company on such policy or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy subject to the agreement for a purchase price equal to the greater of those two amounts. The amount of the deferred bonus under the amended and restated deferred bonus agreement that is payable upon termination of the split dollar agreement is equal to the sum of the following amounts determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under the terms of such policy or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges. All other material provisions of the split dollar and deferred bonus agreements remain unchanged. The foregoing description of the amended and restated split dollar agreement and amended and restated deferred bonus agreement for Jose Mas is only a summary and is qualified in its entirety by reference to the full text of such agreements, which are filed as Exhibit 10.72 and 10.73, respectively to this Quarterly Report on Form 10-Q which agreements are herein incorporated by reference.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2	Fourth Amended and Restated By-laws of MasTec, Inc., amended and restated as of May 29, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2008 and incorporated by reference herein.

10.69	Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009.

10.70	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009.

10.71	Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009.

10.72	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009.

10.73	Deferred Bonus Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009.

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.
Date: October 28, 2009

/S/ JOSE R. MAS
Jose R. Mas
President and Chief Executive Officer
(Principal Executive Officer)

/S/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.2	Fourth Amended and Restated By-laws of MasTec, Inc., amended and restated as of May 29, 2008, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 4, 2008 and incorporated by reference herein.

10.69	Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009.

10.70	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009.

10.71	Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009.

10.72	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009.

10.73	Deferred Bonus Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009.

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.