Form 10-Q
period 2010-03-31
MASTEC INC
filed 2010-05-05
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, MasTec, Inc. had 76,044,763 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009

Revenue	$450,231	$342,119
Costs of revenue, excluding depreciation and amortization	388,855	290,926
Depreciation and amortization	14,175	10,643
General and administrative expenses	27,673	23,255
Interest expense, net of interest income	7,376	5,762
Other income, net	(297)	(497)

Income before provision for income taxes	12,449	12,030

Provision for income taxes	(5,054)	(101)

Net income	$7,395	$11,929

Net loss attributable to noncontrolling interests	(16)	—

Net income attributable to MasTec	$7,411	$11,929

Earnings per share – basic and diluted (See Note 4 – Earnings Per Share):

Basic net income per share attributable to MasTec	$0.10	$0.16

Basic weighted average common shares outstanding	75,996	75,546

Diluted net income per share attributable to MasTec	$0.10	$0.16

Diluted weighted average common shares outstanding	84,398	76,565

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 at March 31, 2010 and $18,208 at December 31, 2009	$102,933	$88,521
Accounts receivable, costs and earnings in excess of billings, and retainage, net of allowance	250,140	323,008
Inventories	44,067	31,770
Deferred tax asset	51,766	56,006
Prepaid expenses and other current assets	31,638	30,852

Total current assets	480,544	530,157

Property and equipment, net	193,302	198,812
Goodwill and other intangibles, net	580,036	578,438
Securities available for sale	24,301	24,511
Other assets	33,509	34,775

Total assets	$1,311,692	$1,366,693

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$26,410	$28,473
Accounts payable and other accrued expenses	168,855	191,363
Billings in excess of costs and earnings	24,023	49,869
Accrued insurance	8,475	10,034
Other current liabilities	50,101	46,289

Total current liabilities	277,864	326,028

Obligations related to acquisitions	17,973	30,573
Other liabilities	23,786	22,732
Deferred tax liabilities, net	49,795	49,275
Long-term debt	404,896	409,923

Total liabilities	$774,314	$838,531

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 145,000,000; issued and outstanding shares – 76,034,146 and 75,954,004 shares at March 31, 2010 and December 31, 2009, respectively	7,603	7,596
Capital surplus	631,372	629,730
Accumulated deficit	(95,629)	(103,040)
Accumulated other comprehensive loss	(6,167)	(6,124)

Total MasTec shareholders’ equity	537,179	528,162

Noncontrolling interests	199	—

Total shareholders’ equity	537,378	528,162

Total liabilities and shareholders’ equity	$1,311,692	$1,366,693

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$7,395	$11,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,175	10,643
Non-cash stock-based compensation expense	933	822
Gain on disposal of assets	(252)	(411)
Provision for doubtful accounts	238	705
Provision for losses on construction projects, net	(288)	536
Provision for inventory obsolescence	74	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, unbilled revenue and retainage, net	72,307	83,369
Inventories	(11,722)	1,486
Deferred tax assets and liabilities, net	4,843	(75)
Other assets, current and non-current portion	592	(5,610)
Accounts payable and accrued expenses	(22,508)	(26,408)
Other liabilities, current and non-current portion	(31,071)	(28,123)

Net cash provided by operating activities	34,716	48,863

Cash flows used in investing activities:
Cash paid for acquisitions and contingent consideration, net of cash acquired	(9,345)	(6,963)
Capital expenditures	(5,936)	(6,646)
Investments in life insurance policies	(115)	(434)
Net proceeds from sale of assets	1,429	1,379

Net cash used in investing activities	(13,967)	(12,664)

Cash flows provided by financing activities:
Proceeds from credit facility	—	7,263
Repayments of credit facility	—	(29,731)
Proceeds from other borrowings	—	23
Repayments of other borrowings	(5,396)	(3,717)
Payments of capital lease obligations	(1,694)	(693)
Proceeds from stock option exercises	717	964
Payments of financing costs	(47)	(55)

Net cash used in financing activities	(6,420)	(25,946)

Net increase in cash and cash equivalents	14,329	10,253
Net effect of currency translation on cash	83	107
Cash and cash equivalents - beginning of period	88,521	47,263

Cash and cash equivalents - end of period	$102,933	$57,623

Cash paid during the period for:
Interest	$7,481	$7,437
Income taxes	$1,041	$68

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$—	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Nature of the Business

MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading specialty contractor operating mainly throughout the United States and across a range of industries. The Company’s core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to, electrical utility transmission and distribution, wind farm, solar farm and other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline, and satellite communications and water and sewer systems. MasTec’s primary customers are in the following industries: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony, satellite television and cable television) and government (including water and sewer, utilities and communications work on military bases).

Note 2 – Basis for Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements at that date. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2009 contained in the Company’s Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. As required by the Business Combinations Topic of the FASB Codification, balances at December 31, 2009 have been updated to reflect certain purchase accounting adjustments. See Note 5 – Acquisitions and Joint Ventures.

The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Principles of consolidation. The accompanying condensed unaudited financial statements include MasTec, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Other parties’ interests in companies for which MasTec has a controlling financial interest are reported as noncontrolling interests within total equity. Net income or loss attributable to noncontrolling interests is reported as a separate line item below total net income.

Reclassifications. Certain reclassifications were made to the prior year financial statements in order to conform to the current period presentation.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Comprehensive income. Comprehensive income is a measure of net income (loss) and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, unrealized gains and losses from securities available for sale, foreign currency translation adjustments and income (loss) attributable to noncontrolling interests.

Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income	$7,395	$11,929
Foreign currency translation gain	84	1
Unrealized (loss) gain from securities available for sale, net of tax	(127)	429

Comprehensive income	$7,352	$12,359
Comprehensive loss attributable to noncontrolling interests	(16)	—

Comprehensive income attributable to MasTec	$7,368	$12,359

Accumulated other comprehensive loss of $6.2 million and $6.1 million as of March 31, 2010 and December 31, 2009, respectively, is primarily due to unrealized losses from securities available for sale. See Note 6 – Securities Available for Sale.

Fair value of financial instruments. Financial instruments in the Company’s condensed unaudited consolidated balance sheet include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, cash surrender value of executive life insurance policies, auction rate securities, deferred compensation assets and liabilities, accounts payable and other current liabilities, acquisition related contingent consideration and debt obligations.

Under Accounting Standards Codification (“ASC”) 820, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2	-	Observable market based inputs or other observable inputs corroborated by market data at the measurement date, other than quoted prices included in Level 1, either directly or indirectly.

Level 3	-	Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using valuation models for which the assumptions utilize management’s estimates of market participant assumptions.

The fair value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other liabilities approximate their fair values. The carrying value of cash collateral deposited with insurance carriers is estimated to approximate fair value.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following table presents the carrying amounts and estimated fair values of our other financial instruments as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$9.1	$9.1	$8.1	$8.1
Auction rate securities	24.3	24.3	24.5	24.5

Liabilities
Acquisition related contingent consideration	$40.3	$40.3	$40.3	$40.3
7.625% senior notes	150.0	145.5	150.0	142.5
4.0% senior convertible notes	115.0	122.2	115.0	120.6
4.25% senior convertible notes	100.0	107.3	100.0	106.4

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash surrender value of life insurance policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers, a Level 1 input. Life insurance policies support the Company’s split dollar agreements and deferred compensation assets.

Acquisition related contingent consideration. Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at the Company’s option. Accrued earn-out obligations represent the estimated fair value of additional future earn-outs payable under acquisition agreements. Acquisition related contingent consideration liabilities are based on management estimates and entity-specific assumptions, Level 3 inputs. See Note 5 – Acquisitions and Joint Ventures for additional details.

Auction Rate Securities. Due to lack of activity in the auction rate securities market, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model, a Level 3 input. See Note 6 – Securities Available for Sale.

Debt. The estimated fair value of the Company’s $150 million 7.625% senior notes, $115 million 4% senior convertible notes, and $100 million 4.25% senior convertible notes are based on quoted market prices, representing Level 1 inputs.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair value of financial assets and liabilities measured at fair value on a recurring basis was determined using the following inputs at March 31, 2010 and December 31, 2009 (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$9.1	$9.1	$—	$—
Auction rate securities	24.3	—	—	24.3

Liabilities
Acquisition related contingent consideration	$40.3	$—	$—	$40.3

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.1	$8.1	$—	$—
Auction rate securities	24.5	—	—	24.5

Liabilities
Acquisition related contingent consideration	$40.3	$—	$—	$40.3

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and March 31, 2009.

	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total	Acquisition Related Contingent Consideration
Balances at December 31, 2009	$16.4	$8.1	$24.5	$40.3
Changes in unrealized gains (losses) included in other comprehensive income	(0.2)	—	(0.2)	—

Balances at March 31, 2010	$16.2	$8.1	$24.3	$40.3

	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Balances at December 31, 2008	$15.9	$4.7	$20.6
Changes in unrealized gains (losses) included in other comprehensive income	(0.1)	0.5	0.4

Balances at March 31, 2009	$15.8	$5.2	$21.0

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. During the three months ended March 31, 2010 and March 31, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Accrued insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are also recorded in such reporting period. As of March 31, 2010 and December 31, 2009, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $30.9 million and $31.6 million, respectively, of which $22.3 million and $22.1 million, respectively, was reflected within non-current other liabilities.

The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $0.4 million.

The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of March 31, 2010 and December 31, 2009, such letters of credit amounted to $66.8 million and $66.9 million, respectively, a portion of which is collateralized by $18.0 million and $18.2 million of restricted cash at March 31, 2010 and December 31, 2009, respectively. In addition, other cash collateral deposited with insurance carriers, which is included in other assets, amounted to $2.7 million and $3.0 million at March 31, 2010 and December 31, 2009, respectively.

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

The Company grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through March 31, 2010, 1,690,240 shares of restricted stock have been issued with a value of approximately $16.4 million, which is being expensed over vesting periods ranging from the day of issuance to five years. Total unearned compensation related to restricted stock grants as of March 31, 2010 is approximately $6.4 million. Restricted stock expense for the three months ended March 31, 2010 and March 31, 2009 was approximately $0.9 million and $0.6 million, respectively.

During the three months ended March 31, 2010 and 2009, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and the Company uses the ratable method to amortize compensation expense over the vesting period of the option grant.

Recently issued accounting pronouncements. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 codified in Accounting Standards Update (“ASU”) 2009-16 (“ASU 2009-16”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-16 on January 1, 2010 did not have a material impact on MasTec’s condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), codified in ASU 2009-17. SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASU 2009-17, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASU 2009-17 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASU 2009-17 on January 1, 2010 did not have a material impact on MasTec’s condensed unaudited consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple – Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25, Multiple – Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply ASU 2009-13 (i) prospectively to new or materially modified arrangements after its effective date or (ii) retrospectively for all periods presented. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In October 2009, the FASB ratified EITF consensus No. 09-1 and issued ASU No. 2009-15, Accounting for Own – Share Lending Arrangements in Contemplation of Convertible Debt Issuance of Other Financing (“ASU 2009-15”). ASU 2009-15 requires an entity that enters into a share-lending arrangement on its own shares (that are classified in equity pursuant to other authoritative accounting guidance) in contemplation of a convertible debt issuance or other financing to initially measure the share-lending arrangement at fair value and treat it as an issuance cost and to exclude the shares borrowed under the share-lending arrangement from basic and diluted EPS. In addition, under ASU 2009-15, if it becomes probable that the share-lending arrangement counterparty will default on the arrangement, the issuing entity should record a loss in current earnings equal to the fair value of the shares outstanding less any recoveries. The entity will continue to adjust the loss until actual default. Upon an actual default, the issuing entity must include the shares outstanding under the share-lending arrangement (net of any share recoveries) in basic and diluted EPS. The ASU also requires entities to provide certain disclosures about the share-lending arrangement. The adoption of ASU 2009-15 on January 1, 2010 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, (“ASU 2010-01”) which provides guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, and therefore include the shares issued or issuable as part of a distribution that is reflected in basic EPS prospectively. The adoption of ASU 2010-01 as of January 1, 2010 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification (“ASU 2010-02”), in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in ASC 810-10, Consolidation). ASU 2010-02 clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture), and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU clarifies that the decrease-in-ownership guidance does not apply to the sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 did not have a material impact on the Company’s condensed unaudited financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820, Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plans assets under ASC 715, Compensation – Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-16 on January 1, 2010 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 for the first quarter of 2010 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force. This update provides guidance on defining a milestone under Topic 605, Revenue Recognition – Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), securities, or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec. As described in Note 8 – Debt, the Company had $115 million of 4% senior convertible notes and $100 million of 4.25% senior convertible notes outstanding during the three months ended March 31, 2010, and $55 million of 8% convertible notes outstanding during the three months ended March 31, 2009. These notes are reflected in the calculation of diluted earnings per share by application of the “if converted” method to the extent that their effect is dilutive. Under the “if-converted method,” in computing the dilutive effect of the Company’s convertible notes, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted, with the resulting common shares added to weighted average shares outstanding.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following table represents a reconciliation of net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic:
Net income
Net income attributable to MasTec	$7,411	$11,929

Shares
Weighted average shares outstanding	75,996	75,546

Basic earnings per share attributable to MasTec	$0.10	$0.16

Diluted:
Net income
Basic net income attributable to MasTec	$7,411	$11,929
Interest expense on 4.0% senior convertible notes	683	—

Diluted net income attributable to MasTec	$8,094	$11,929

Shares
Basic weighted average shares outstanding	75,996	75,546
Effect of dilutive common stock equivalents	1,105	1,019
Effect of dilutive 4.0% senior convertible notes	7,297	—

Diluted weighted average shares outstanding	84,398	76,565

Diluted earnings per share attributable to MasTec	$0.10	$0.16

Note 5 – Acquisitions and Joint Ventures

Precision

Effective November 1, 2009, MasTec purchased all of the issued and outstanding membership interests of Precision Pipeline, LLC and Precision Transport Company, LLC (together, “Precision”) for approximately $132 million in cash, the assumption of $34 million of Precision’s debt and a five-year earn-out equal to 40% of Precision’s EBITDA (as defined in the purchase agreement) for the last two months of 2009 and 30% of Precision’s annualized EBITDA in excess of $35 million for the remainder of the earn-out period, payable at MasTec’s option in cash or, under certain circumstances, shares of MasTec common stock, or a combination thereof.

Precision, based in Eau Claire, Wisconsin, is a leading energy infrastructure services provider, specializing in the construction and maintenance of large diameter pipelines. Precision’s experience in the long-haul, interstate pipeline industry complements the Company’s existing energy infrastructure service offerings, which include natural gas gathering systems, processing plants and compression stations and mid-stream pipelines. The acquisition of Precision enhances MasTec’s end-to-end design and construction capabilities within the energy industry.

The following table summarizes the estimated fair value of consideration paid for Precision and the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions). The allocation of purchase price to the fair value of the tangible and intangible assets and the useful lives of these assets remains preliminary as management continues to assess the valuation of the acquired assets and liabilities and any ultimate purchase price adjustments based on the final net working capital as prescribed in the purchase agreement.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Purchase Price Consideration:
Cash	$131.9
Debt assumed	33.6
Fair value of contingent consideration (earn-out)	40.3

Total consideration	205.8

Preliminary Purchase Price Allocation:
Current assets	$100.2
Investment in joint venture	1.5
Non-compete agreements	1.8
Customer contracts	14.5
Goodwill	122.4
Property and equipment	56.3

Total assets acquired	296.7

Current liabilities	(90.9)
Liability arising from contingent consideration arrangement	(40.3)
Long-term debt	(33.6)

Total liabilities assumed	(164.8)

Net assets acquired	$131.9

On April 1, 2010, the Precision sellers paid MasTec approximately $5.5 million based on Precision’s final net working capital as of the closing date as prescribed in the purchase agreement. This purchase price adjustment was recorded as a reduction in goodwill and a receivable from the sellers at March 31, 2010. A total net reduction in goodwill of $1.1 million was recorded during the first quarter of 2010 as a result of the following (in millions):

Reduction in the estimated fair value of accounts receivable and billings in excess of costs and earnings	$2.5
Increase in liabilities	1.9
Purchase price adjustment	(5.5)

Net reduction in goodwill	$(1.1)

As required by the Business Combinations Topic of the FASB Codification, balances at December 31, 2009 have been updated to reflect the above purchase accounting adjustments. See condensed consolidated balance sheet for the current presentation.

The intangible asset related to customer contracts is amortized over the expected remaining term of these contracts consistent with the pattern in which the related benefits are consumed over its two year useful life, and the intangible asset related to the non-compete agreements with the sellers is being amortized over their seven-year term.

Goodwill of approximately $122.4 million arising from the acquisition represents the value of the assembled union workforce, as well as the industry-specific project management expertise of Precision’s management team.

The fair value of the earn-out arrangement described above was estimated at $40.3 million using the income approach incorporating significant inputs not observable in the market (Level 3 inputs under ASC 820). Key assumptions include the probability adjusted EBITDA projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the EBITDA probability assessment. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement is estimated to be between $0 and $65 million, however, there is no maximum earn-out payment amount. There has been no change in the estimate of the fair value of the earn-out arrangement since the initial estimation.

Current assets include accounts receivable, costs and earnings in excess of billings, and retainage of $83.2 million. The gross contractual amounts due total $85.3 million, of which $2.1 million is not expected to be collected.

In connection with the acquisition of Precision in the fourth quarter of 2009, total acquisition costs of approximately $0.5 million have been recognized within selling, general and administrative expenses in the consolidated statement of operations.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Joint Ventures

The Company has invested $0.2 million for a 51% interest in a joint venture focusing on solar energy opportunities. This joint venture had no significant operations during the first quarter of 2010. This entity is consolidated in MasTec’s condensed unaudited consolidated financial statements with the portion not owned by MasTec recorded as a non-controlling interest.

Tax Deductible Goodwill

The Company has $182.3 million and $173.6 million in tax deductible goodwill related to acquisitions as of March 31, 2010 and December 31, 2009, respectively.

Note 6 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations with remaining terms of 7 to 8 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 10.75%. Liquidity for these auction-rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. The Company continues to earn and collect interest on its auction rate securities, and expects to continue to do so in the future. Management is uncertain at this time as to when, or if, the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified these securities as long-term assets since June 30, 2008.

As of March 31, 2010, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction, (b) a failed auction, or (c) a default, at each auction (Level 3 inputs under ASC 820). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities, and for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The following tables set forth the fair value of the Company’s long-term auction rate securities by type of security and underlying credit rating as of March 31, 2010 and December 31, 2009 (in millions):

As of March 31, 2010	Underlying Credit Rating (1)
	AAA	CCC	Total

Underlying security:
Student loans	$16.2	$—	$16.2
Structured finance securities	—	8.1	8.1

Total auction rate securities included in long-term assets	$16.2	$8.1	$24.3

As of December 31, 2009	Underlying Credit Rating (1)
	AAA	CCC	Total

Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	8.1	8.1

Total auction rate securities included in long-term assets	$16.4	$8.1	$24.5

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of March 31, 2010, the yields on the Company’s long-term auction-rate securities ranged from 1.67% to 2.48%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. As of March 31, 2010, the weighted average yield for the Company’s long-term auction-rate securities was 2.03%. Total interest earned on the Company’s auction-rate securities during the three months ended March 31, 2010 and 2009 was $0.2 million in both periods. Furthermore, the issuers have been making interest payments when due.

As of March 31, 2010 and December 31, 2009, the estimated fair value of the Company’s securities available for sale totaled $24.3 million and $24.5 million, respectively. During the three months ended March 31, 2010 and 2009, the Company recorded unrealized losses of $0.2 million and unrealized gains of $0.4 million, respectively, in other comprehensive income, net of deferred taxes.

During 2009, all of the Company’s structured finance auction rate securities, with a par value of $16.2 million and an estimated fair value of $8.1 million, were downgraded to non-investment grade by Standard & Poor’s and Fitch. Due to the continued deterioration in credit quality of the Company’s structured finance auction rate securities, the Company deemed the decline in fair value of $8.1 million on these securities to be an other-than-temporary impairment. Of the total other-than-temporary impairment of $8.1 million, $6.1 million was attributed to credit losses. Accordingly, the Company recorded an other-than-temporary impairment in earnings of $6.1 million and wrote down the cost basis of these securities by a corresponding amount during the year ended December 31, 2009. As of March 31, 2010, there are cumulative unrealized losses of $3.2 million on the $27.5 million remaining cost basis of our auction rate securities recognized in other comprehensive income, net of applicable income taxes.

When an other-than-temporary impairment is deemed to exist for securities that management believes to have the intent and ability to hold, credit losses are estimated using Level 3 inputs by comparing the estimated fair value of the securities, which are based on a number of factors including estimated probabilities of default for those securities, with the value that would have been derived if the probability of default for these securities were zero percent. The difference between the recorded fair value and the estimated fair values assuming a zero probability of default is considered the portion of total decline in fair value attributable to credit losses.

An impairment is considered to be other-than-temporary if an entity intends to sell the security, more likely than not will be required to sell the security before recovering its cost, or does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of deferred taxes. As of March 31, 2010, the Company expects to recover the remaining cost basis of its auction rate securities, and does not intend to sell or believe that it will be required to sell the securities before recovery of their cost basis, which may be at maturity. Management believes the temporary unrealized decline in estimated fair value of $3.2 million at March 31, 2010 is primarily attributable to the limited liquidity of these investments and the overall market volatility in the current period. As a result, the Company has unrealized losses of $3.2 million on the remaining cost basis of its auction rate securities included as a component of other comprehensive income, net of deferred taxes, as of March 31, 2010.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

All of the Company’s auction rate securities have been in a continuous unrealized loss position for 12 months or longer as of March 31, 2010 and December 31, 2009. The cost basis, cumulative unrealized losses in other comprehensive income and estimated fair values for these securities are as follows (in millions):

	March 31, 2010
	Adjusted Cost Basis (1)	Cumulative Unrealized Loss	Fair Value
Auction rate securities – student loans	$17.4	$(1.2)	$16.2
Auction rate securities – structured finance securities	10.1	(2.0)	8.1

Total auction rate securities	$27.5	$(3.2)	$24.3

	December 31, 2009
	Adjusted Cost Basis (1)	Cumulative Unrealized Loss	Fair Value
Auction rate securities – student loans	$17.4	$(1.0)	$16.4
Auction rate securities – structured finance securities	10.1	(2.0)	8.1

Total auction rate securities	$27.5	$(3.0)	$24.5

(1)	The adjusted cost basis reflects the $6.1 million adjustment to original cost of the Company’s structured finance securities for credit losses recognized in earnings in the fourth quarter of 2009.

The contractual maturity of the auction rate securities available for sale at March 31, 2010 ranges from 18 to 38 years for student loan auction rate securities and from 7 to 8 years for structured finance auction rate securities.

Note 7 — Accounts Receivable, Cost and Earnings in Excess of Billings, and Retainage, Net of Allowance

Accounts receivable, classified as current, consist of the following (in millions):

	March 31, 2010	December 31, 2009
Contract billings	$162.6	$231.5
Retainage	20.9	22.0
Costs and earnings in excess of billings	76.5	79.8

	260.0	333.3
Less allowance for doubtful accounts	(9.9)	(10.3)

Accounts receivable, net	$250.1	$323.0

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.

Note 8 – Debt

Debt is comprised of the following at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
7.625% senior notes due February 2017	$150.0	$150.0
4.0% senior convertible notes due June 2014	115.0	115.0
4.25% senior convertible notes due December 2014	100.0	100.0
7.05% equipment term loan due in installments through 2013	15.1	16.2
Capital lease obligations	33.1	36.2
Notes payable for equipment, at interest rates up to 9%, due in installments through 2013	18.1	21.0

Total debt	431.3	438.4
Less current maturities	(26.4)	(28.5)

Long-term debt	$404.9	$409.9

MasTec was in compliance with all debt covenants as of March 31, 2010 and December 31, 2009.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Note 9 – Other Current Assets and Liabilities

Prepaid expenses and other current assets as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Non-trade receivables	$2.0	$2.5
Other receivables	12.4	12.5
Prepaid expenses and deposits	14.9	14.2
Deferred project costs	1.6	1.0
Other	0.7	0.7

Total prepaid expenses and other current assets	$31.6	$30.9

Other current liabilities as of March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Obligations related to acquisitions	$32.5	$25.2
Accrued losses on contracts	0.7	1.0
Accrued legal settlement charges	0.6	2.2
Other	16.3	17.9

Total other current liabilities	$50.1	$46.3

Note 10 – Commitments and Contingencies

Legacy Litigation. MasTec is subject to litigation, some of which dates from the period from 2001 through 2005.

Outstanding Legacy Litigation

The Company is vigorously pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $1.0 million, which is recorded in other current assets on its consolidated balance sheet at March 31, 2010.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary which was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $404 million as of March 31, 2010). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. The MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions which the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

In addition to the matters discussed above, MasTec is also subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $0.6 million and $2.2 million at March 31, 2010 and December 31, 2009, respectively.

Other Commitments and Contingencies. MasTec is required to provide payment and performance bonds for some of the Company’s contractual commitments related to projects in process. At March 31, 2010, the cost to complete projects secured by our $645.4 million in performance and payment bonds was $64.1 million.

Included in the $645.4 million of outstanding performance and payment bonds at March 31, 2010 was $159.7 million of performance and payment bonds relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. MasTec estimates that the remaining cost to complete these state Department of Transportation projects at March 31, 2010 was $0.4 million.

Certain of MasTec’s subsidiaries are party to collective bargaining agreements with unions representing certain of their employees and contribute certain amounts to multi-employer retirement and other employee benefit plans. In the event of a complete or partial “withdrawal” from any of these plans, determined in accordance with Title IV of the Employee Retirement Income Security Act of 1974, as amended, or if the plans were to otherwise become underfunded, the subsidiaries (and potentially MasTec itself) could be assessed liabilities for withdrawal or for additional contributions related to the underfunding of these plans. In addition, the collective bargaining agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.

MasTec, from time to time, guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and, in some states, obligations in connection with obtaining contractors’ licenses.

MasTec also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject MasTec to indemnity claims and liabilities and related litigation. As of March 31, 2010, MasTec is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

Note 11 – Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the industries it serves, collectibility of receivables, competition within its industry, the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice, acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities. The Company has approximately 215 customers at March 31, 2010, which include some of the largest and most prominent companies in the communications, utilities and government sectors. MasTec’s customers include public and private energy providers, incumbent local exchange carriers, broadband and satellite operators, long distance carriers, financial institutions and wireless service providers.

Revenue for customers in these industries is as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Communications	$223.6	$199.5
Utilities	217.6	123.9
Government	9.0	18.7

	$450.2	$342.1

The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended March 31, 2010, DIRECTV® , Enbridge and AT&T each accounted for 27%, 19% and 15% of total revenue, respectively. During the three months ended March 31, 2009, DIRECTV® and AT&T each accounted for 37% and 11% of total revenue, respectively.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgments regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. The Company maintains an allowance for doubtful accounts of $9.9 million and $10.3 million as of March 31, 2010 and December 31, 2009, respectively, for both specific customers and as a reserve against other past due balances.

Note 12 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors, on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer, is the chairman of the Neff Board of Directors. During the three months ended March 31, 2010 and 2009, MasTec paid Neff approximately $153,000 and $254,000, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

During the three months ended March 31, 2010 and 2009, MasTec paid Irma S. Mas, the mother of Jorge Mas and Jose Mas, approximately $12,000 each quarter for the lease of certain property located in Florida.

During the three months ended March 31, 2010 and 2009, MasTec had an arrangement with a customer whereby it leased employees to that customer and charged approximately $121,000 and $109,000, respectively, to the customer. As of March 31, 2010 and December 31, 2009, $835,000 and $832,000, respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the customer whereby the Company provides satellite communication services. During the three months ended March 31, 2010 and 2009, revenues relating to this customer were approximately $244,000 and $189,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of March 31, 2010 and December 31, 2009, approximately $456,000 and $445,000, respectively, is included as trade accounts receivable from this customer.

The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $29,000 during the three month period ended March 31, 2010, and $100,000 during the three month period ended March 31, 2009.

On October 28, 2009, MasTec combined the three existing split dollar agreements it had entered into with Jorge Mas into a restated single split dollar agreement. Under the amended and restated split dollar agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife, have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy, or dissolution of MasTec, or (ii) a change of control of MasTec. In the three months ended March 31, 2010, no payments were made in connection with the split dollar agreement for Jorge Mas. In the three months ended March 31, 2009, MasTec paid approximately $240,000 in connection with the split dollar agreement for Jorge Mas.

On October 28, 2009, MasTec amended and restated an exiting deferred bonus agreement it had entered into with Mr. Mas. The deferred bonus under the new agreement is equal to the sum of the following amounts determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and MasTec were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. In the three months ended March 31, 2010 and 2009, MasTec paid approximately $115,000 and $150,000, respectively, in connection with the split dollar agreement for Jose Mas. As of March 31, 2010, the policy’s premiums have been paid in full.

The amount of the deferred bonus under the amended and restated deferred bonus agreement that is payable upon termination of the split dollar agreement is equal to the sum of the following amounts determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under the terms of such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

The Company accounts for these policies under the fair value method and marks to market the value of the policies each period based on their current cash surrender value. The estimated fair value of these policies at March 31, 2010 and December 31, 2009 of $8.2 million and $8.1 million, respectively, is included in other assets on the condensed unaudited consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

We are a leading specialty contractor operating mainly throughout the United States and across a range of industries. Our core activities are the building, installation, maintenance and upgrade of utility and communications infrastructure, including but not limited to: electrical utility transmission and distribution, wind farm, solar farm and other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications and water and sewer systems. Our primary customers are in the following industries: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony, satellite television and cable television) and government (including water and sewer, utilities and communications work on military bases).

We, or our predecessor companies, have been in business for over 80 years. We offer our services primarily under the MasTec service mark and operate through a network of over 200 locations and approximately 7,900 employees as of March 31, 2010. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our customers include some of the largest communications and utility companies in the United States, including DIRECTV®, Enbridge, AT&T, Duke Energy, Edison Mission Energy, Great River Energy, Verizon, Exco Resources, Progress Energy and Embarq (now, CenturyLink). For the three months ended March 31, 2010 and 2009, approximately 83% and 71% of our revenues were from our ten largest customers, respectively. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.

DIRECTV® represents 27% and 37% of our total consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® customers and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®.

AT&T represents 15% and 11% of our total consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireline and wireless infrastructure.

Enbridge represents 19% of our revenue for the three months ended March 31, 2010. Our relationship with Enbridge is based upon construction/installation contracts for oil pipelines.

Revenue for the three months ended March 31, 2010 was up over 30% versus the same period in 2009, due in large part to acquisitions, and to a lesser extent, organic growth in our businesses. In particular, we experienced strong performance in our wireless, renewables and pipeline construction businesses. Despite the increase in year over year revenues, both our organic as well as our acquired businesses have been negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. As a result, we have not yet seen the full anticipated impact of our diversification strategy. We are uncertain as to when, or if, the governmental stimulus initiatives will begin to have a noticeable impact on the industries we serve or when market conditions will improve, however, we do anticipate increased capital spending on infrastructure in the future.

Net income and earnings per share for the three months ended March 31, 2010 have declined by approximately $4.5 million or $0.06 per share, or 40% for both, versus the same period in 2009. The decrease is primarily driven by a large increase in the income tax provision, a decline in gross margin percentage and, for earnings per share, an increase in average diluted shares outstanding. During the first three months of 2009, we released a portion of the valuation allowance that was initially established against certain deferred tax assets, which reduced our total income tax expense. By the end of 2009, the valuation allowance relating to these deferred tax assets had been released. As a result, in 2010, we recognized income tax expense for the first quarter at an effective federal and state rate of 40.6%, a $5 million increase, versus an effective tax rate of 0.8% in the prior year. Additionally, unfavorable weather conditions, underutilization of existing resources in certain of our businesses, plus increased pricing pressure on infrastructure projects resulted in increasing cost of sales above the revenue growth rate. These factors, plus the impact of higher depreciation, amortization and interest expense resulted in lower net income for the three months ended March 31, 2010 as compared with the same period in 2009. Higher convertible debt balances versus the prior year led to increased average diluted common shares outstanding, reducing earnings per share.

We recognize that we and our customers are operating in a challenging business environment in light of the economic downturn and weak capital markets. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers have reduced spending since the economic downturn, in part due to negative economic and market conditions, and we anticipate that these negative conditions will continue to affect demand for some of our services in the near-term. However, we believe that most of our customers remain financially stable in general and will be able to continue with their business plans in the long-term without substantial constraints.

Revenue

We provide building, installation, maintenance, and upgrade services to our customers, which are companies in the communications and utilities industries, as well as government customers. Revenue for customers in these industries is as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
Communications	$223,598	50%	$199,489	58%
Utilities	217,663	48%	123,902	36%
Government	8,970	2%	18,728	6%

	$450,231	100%	$342,119	100%

A little over half of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. The majority of these services are for either maintenance or upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short notice.

The remainder of our work is generated pursuant to contracts for specific projects or jobs that may require the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer.

Revenue by type of contract is as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
Master service and other service agreements	$237,528	53%	$206,199	60%
Installation/construction project agreements	212,703	47%	135,920	40%

	$450,231	100%	$342,119	100%

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts, securities available for sale, goodwill and intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 3 – Significant Accounting Policies to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

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

	For the Three Months Ended March 31,
	2010		2009
Revenue	$450,231	100.0%	$342,119	100.0%
Costs of revenue, excluding depreciation and amortization	388,855	86.4	290,926	85.0
Depreciation and amortization	14,175	3.2	10,643	3.1
General and administrative expenses	27,673	6.1	23,255	6.8
Interest expense, net of interest income	7,376	1.6	5,762	1.7
Other income, net	(297)	(0.0)	(497)	(0.1)

Income before income taxes	12,449	2.7	12,030	3.5
Income taxes	(5,054)	1.1	(101)	0.0

Net income	7,395	1.6	11,929	3.5
Net income attributable to noncontrolling interests	(16)	(0.0)	–	0.0

Net income attributable to MasTec	$7,411	1.6%	$11,929	3.5%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Our revenue was $450.2 million for the three months ended March 31, 2010, compared to $342.1 million for the same period in 2009, representing an increase of $108.1 million or 31.6%. Of the total increase, approximately $94.0 million resulted from new business activities, primarily acquisition related. The remaining increase is attributable to growth in our organic businesses, in particular, our renewables and wireless businesses. Despite the increase in year over year revenues, our businesses have been negatively impacted as a result of tightened capital expenditures by our customers and slower developing business resulting from the slowdown in the U.S. economy, the slow pace of the Stimulus Act project funding, tight credit markets and a corresponding reduction in bid awards, as well as an increased impact of seasonality due to changes in business mix combined with unfavorable weather conditions. Revenues for the three months ended March 31, 2010 do not reflect any impact of the federal and state stimulus initiatives. Key customers driving growth in the first quarter of 2010 include Enbridge, AT&T, Duke Energy, Edison Mission Energy and Great River Energy.

Costs of Revenue. Our costs of revenue were $388.9 million or 86.4% of revenue for the three months ended March 31, 2010, compared to $290.9 million or 85.0% of revenue for the corresponding period in 2009, a $98.0 million increase or 33.7%. The dollar increase is primarily attributable to an increase in costs of revenue associated with acquisition related revenue growth, as discussed above, as well as an increase in costs of revenue on our organic businesses. As a percentage of revenue, costs of revenue increased 140 basis points, primarily as a result of higher labor and material costs due to changes in business mix, increased impact of seasonality as well as underutilization of existing resources and increased pricing pressure in certain of our businesses. These increases, however, were partially offset by productivity gains in certain operating expense categories. Despite the fact that we have been negatively impacted in the first quarter due to economic conditions, we have maintained our capacity for work anticipating improved market conditions in the coming quarters. There is no certainty, however, that improved market conditions will, in fact, materialize.

Depreciation and amortization. Depreciation and amortization was $14.2 million for the three months ended March 31, 2010, compared to $10.6 million for the same period in 2009, representing an increase of $3.5 million or 33.2%. The increase was primarily driven by recent acquisitions, which resulted in the addition of $3.2 million in depreciation and $1.3 million in amortization, partially offset by a decrease in depreciation on prior year investments in information technology for our organic businesses.

General and administrative expenses. General and administrative expenses were $27.7 million, or 6.1% of revenue, for the three months ended March 31, 2010, compared to $23.3 million, or 6.8% of revenue, for the same period in 2009, representing an increase of $4.4 million or 19.0%. The dollar increase resulted primarily from higher labor and other costs in support of the growth in the business, as discussed above, and new business activities. As a percentage of revenue, general and administrative expenses decreased 70 basis points as a result of increased leverage of investments in labor and information technology in anticipation of future business growth.

Interest expense, net. Interest expense, net of interest income was $7.4 million, or 1.6% of revenue, for the three months ended March 31, 2010, compared to $5.8 million, or 1.7% of revenue, for the same period in 2009, representing an increase of approximately $1.6 million. This increase resulted from higher average debt balances due to $215 million in new senior convertible notes issued in June and November 2009, respectively. The increase in interest expense was partially offset by the repayment of the $55 million 8% convertible notes in June 2009. We expect interest expense to increase in 2010 as compared with 2009 due to the full year impact of the senior convertible notes issued in 2009.

Other income, net. Other income, net, was $0.3 million for three months ended March 31, 2010 compared to $0.5 million for the three months ended March 31, 2009. The reduction is attributable to fewer sales of assets as compared with the same period in 2009.

Income taxes. Income taxes were $5.1 million for the three months ended March 31, 2010, compared with $0.1 million for the three months ended March 31, 2009, representing an increase of $5.0 million. This increase is primarily due to a higher effective tax rate resulting from the release of a portion of our valuation allowance in 2009 that was initially established against certain deferred tax assets in prior years. The release of the valuation allowance for the three months ended March 31, 2009 reduced our total income tax expense, resulting in an effective tax rate of 0.8% as compared with an effective tax rate of 40.6% for the three months ended March 31, 2010. As a result of the full release of the valuation allowance relating to these deferred tax assets in 2009, we expect our effective tax rate to be significantly higher in 2010.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We estimate that we will spend between $30 million and $39 million this year on capital expenditures. This is an increase versus prior year capital expenditures, due in part to the slowdown in the U.S. economy during 2009, which resulted in lower activity levels and corresponding capital spending in 2009 as compared with expectations for 2010. The nature of our business, however, is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment. Additionally, we have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired business. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the three months ended March 31, 2010 and 2009, we made cash payments of $9.3 million and $6.5 million, respectively, related to such earn-out obligations.

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Accordingly, we generally experience seasonal working capital needs from approximately April through December to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 to 60 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Our vendors generally offer us terms ranging from 30 to 90 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

The slow economy and general lack of credit have not had a significant impact on our overall financial position, results of operations or cash flows as of and for the three months ended March 31, 2010, although certain of our businesses have been negatively impacted by the weak state of the U.S. economy and the resulting delay in expenditures by our customers. Given the generally good credit quality of our customer base, we do not expect a collections issue that would impact our liquidity in the foreseeable future. However, should additional customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances.

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

Sources and Uses of Cash

As of March 31, 2010, we had $202.7 million in working capital, defined as current assets less current liabilities, compared to $204.1 million as of December 31, 2009. Cash and cash equivalents, including approximately $18.0 million and $18.2 million of restricted cash at March 31, 2010 and December 31, 2009, respectively, increased from $88.5 million at December 31, 2009 to $102.9 million at March 31, 2010, primarily as a result of strong cash collections. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$34,716	$48,863
Net cash used in investing activities	(13,967)	(12,664)
Net cash used in financing activities	(6,420)	(25,946)

Net cash provided by operating activities decreased by $14.1 million to $34.7 million for the three months ended March 31, 2010 as compared with the same period in 2009. This decrease was primarily driven by the impact of changes in assets and liabilities, net, including an increase of $12.3 million in inventory for the three months ended March 31, 2010 resulting from efforts to accelerate workflow by improving availability of inventory, primarily in our wireless business.

Net cash used in investing activities increased slightly by $1.3 million to $13.9 million for the three months ended March 31, 2010 as compared with the same period in 2009. The increase was driven by an increase of $2.4 million in cash used in connection with acquisitions, including payments of earn-out obligations, which was partially offset by decreases in capital expenditures and investments in life insurance policies.

Net cash used in financing activities decreased by $19.5 million to $6.4 million for the three months ended March 31, 2010 as compared with the same period in 2009. The decrease in net cash used in financing activities was driven primarily by a reduction in net repayments of the credit facility.

Auction Rate Securities

Our securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations with remaining terms of 7 to 8 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. Liquidity for auction-rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Given the uncertainty as to when the liquidity issues associated with the auction process will improve, we have classified these securities as long-term assets since June 30, 2008.

As of March 31, 2010, we hold $33.7 million in par value of these auction rate securities, with an estimated fair value and carrying value of $24.3 million. As of March 31, 2010, we have aggregate unrealized losses on these securities of $9.3 million. Of the $9.3 million, $8.1 million relates to our structured finance auction rate securities. Due to deterioration in the credit quality of these structured finance securities in 2009, we deemed the decline in value for these securities to be an other-than-temporary impairment, and accordingly, recorded a charge of $6.1 million in earnings as an other-than-temporary impairment in 2009 and wrote down the carrying value by a corresponding amount. As of March 31, 2010, we have cumulative unrealized losses of $3.2 million on the $27.5 million remaining cost basis of our auction rate securities recognized in other comprehensive income, net of applicable income taxes. At this time, we are uncertain when the liquidity issues associated with the auction process will improve or whether we will be able to exit these investments at their cost basis or whether we will record additional temporary or other-than-temporary losses as a result of these investments. We anticipate holding these securities until we can realize their cost basis and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan.

See Note 6 - Securities Available for Sale in the notes to our condensed unaudited consolidated financial statements.

Credit Facility

In November 2009, we entered into an amendment to our senior secured credit facility, expiring May 10, 2013, which we refer to as our Credit Facility, pursuant to which the lenders consented to our acquisition of Precision. Under the amendment, the lenders’ consent to our acquisition of Precision was conditioned upon our raising a minimum of $75 million in financing. Additionally, the amendment provided that interest on outstanding balances on the Credit Facility accrues at new rates based, at our option, on the agent bank’s base rate plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of 2.25% and 3.00%, depending on certain financial thresholds.

We also entered into an amendment in June 2009 to the Credit Facility. The June amendment provided us with the ability to repay the $55 million 8% Wanzek convertible notes with the proceeds of the $115 million 4% senior convertible notes that were issued in June 2009. Pursuant to the June amendment, the unused line fee for our Credit Facility was increased to a range between 0.5% to 0.75% per annum based on usage.

Under a previous amendment effective July 29, 2008, the Credit Facility has a maximum amount of available borrowing capacity of $210 million, subject to certain restrictions. The maximum available borrowing capacity may be increased to $260 million if certain conditions are met.

As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At March 31, 2010 and December 31, 2009, net availability under the Credit Facility totaled $115.6 million and $89.8 million, respectively, net of outstanding standby letters of credit aggregating $79.8 million for both periods. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At March 31, 2010, we did not have an outstanding balance on the Credit Facility. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.0%, depending on certain financial thresholds. At March 31, 2010, the margin over LIBOR was 2.5% and the margin over the base rate was 1.25%. The Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. At March 31, 2010, the unused facility fee was 0.75%.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the Credit Facility. At March 31, 2010, we were in compliance with all provisions and covenants of the Credit Facility.

Based upon current availability under our Credit Facility, liquidity and our cash flow projections, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the next twelve months. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may not be able to achieve our projections; however, we do not expect this to adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge coverage ratio for at least the next twelve months.

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

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. At March 31, 2010, we were in compliance with all such provisions and covenants.

Senior Notes

As of March 31, 2010, we had $150.0 million of 7.625% senior notes due in February 2017, with interest due semi-annually, outstanding. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as defined, is at least 2:1. If the fixed charge coverage ratio is less than 2:1, then we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries. At March 31, 2010, we were in compliance with all the provisions and covenants of the senior notes.

Acquisition Debt

In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations. In connection with the acquisition of Wanzek, we entered into an 8% convertible note in the principal amount of $55 million which was repaid in the second quarter of 2009, and also assumed approximately $15 million of Wanzek’s debt. In connection with the acquisition of Precision, we assumed approximately $34 million in indebtedness for equipment debt and capital lease obligations. Except for one note with an immaterial principal balance at March 31, 2010, there are no financial covenants associated with the acquisition debt described above.

Off-Balance Sheet Arrangements

We provide letters of credit to secure our obligations primarily related to our insurance arrangements and surety bonds. We also provide letters of credit related to legal matters. Total letters of credit reduce our available borrowings under our Credit Facility and amounted to $79.8 million at March 31, 2010 of which $66.8 million were related to our insurance programs.

Certain of our contracts require us to provide performance and payment bonds, which we obtain from a surety company. If we were unable to meet our contractual obligations to a customer and the surety paid our customer the amount due under the bond, the surety would seek reimbursement of such payment from us. At March 31, 2010, the cost to complete on projects secured by our $645.4 million performance and payment bonds was $64.1 million.

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

Impact of Inflation

The primary inflationary factor affecting our operations is increased labor costs, and to a lesser extent, material and fuel costs. Although we did experience increases in labor and material costs in the first three months of 2010 as compared with 2009, these increases were primarily due to changes in business mix and pricing pressure. Fuel costs increased during the first three months of 2010 compared to the same period in 2009. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

None of our outstanding debt at March 31, 2010 was subject to variable interest rates as we had no outstanding draws on our Credit Facility as of March 31, 2010. Interest under the Credit Facility accrues interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.0%, depending on certain financial thresholds. At March 31, 2010, the margin over LIBOR was 2.5% and the margin over the base rate was 1.25%.

Our fixed interest rate debt primarily includes $150 million (face value) in senior notes, $115 million in 4.0% senior convertible notes issued in June 2009, $100 million in 4.25% senior convertible notes issued in November 2009 in connection with the Precision Pipeline acquisition and a $22.5 million equipment term loan issued in connection with the Pumpco acquisition.

Foreign Currency Risk

We have immaterial operations in certain foreign countries, primarily in Latin and Central America and the Caribbean. Due to the limited nature of our foreign operations, we believe that our foreign currency risk is minimal.

Auction Rate Securities

Our securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations with remaining terms of 7 to 8 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. The current credit crisis and economic downturn increases both the illiquidity and default risks of these securities. We recorded an other-than-temporary impairment charge of $6.1 million on these structured finance securities in the fourth quarter of 2009. See Note 6 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

For the three months ended March 31, 2010, we derived approximately 27%, 19% and 15% of our revenue from DIRECTV®, Enbridge and AT&T, respectively. For the three months ended March 31, 2009, we derived approximately 37%, 11% and 5% of our revenue from DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 83% and 71% of our revenue in the three months ended March 31, 2010 and 2009, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if we lose one or more of these customers or the amount of business we obtain from them is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. In addition, all of the contracts with our largest customers may be canceled on short or no notice.

We have recorded unrealized losses to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.

The current overall credit concerns in capital markets may affect our ability to liquidate certain auction rate securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations. As of March 31, 2010, all of our securities available for sale, with a par value of $33.7 million and an estimated fair value of $24.3 million, had insufficient bidders at the scheduled rollover dates.

During 2009, all of our structured finance auction rate securities, with a par value of $16.2 million and an estimated fair value of $8.1 million, were downgraded to non-investment grade by Standard & Poor’s and Fitch. If there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. As of March 31, 2010, we have aggregate unrealized losses on these securities of $9.3 million. Of the $9.3 million, $8.1 million relates to our structured finance auction rate securities. Due to deterioration in the credit quality of these structured finance securities in 2009, we deemed the decline in value for these securities to be an other-than-temporary impairment, and accordingly, recorded a charge of $6.1 million in earnings as an other-than-temporary impairment in 2009. As of March 31, 2010, we have cumulative unrealized losses of $3.2 million on the $27.5 million remaining cost basis of our auction rate securities recognized in other comprehensive income, net of applicable income taxes.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time, we are uncertain whether the liquidity issues associated with these investments will improve, when we will be able to exit these investments at their cost basis or whether we will incur additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, the $24.3 million fair value of these securities is classified as long-term assets at March 31, 2010.

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

Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. At March 31, 2010, we estimated that the remaining cost to complete these state Department of Transportation projects was $0.4 million on the related $159.7 million in performance and payment bonds. Should actual costs to complete exceed estimates, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. As of March 31, 2010, we had approximately $431 million of outstanding debt.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three months ended March 31, 2010:

Period	Total Number Average of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1, 2010 through January 31, 2010	—	—	—	—
February 1, 2010 through February 28, 2010	—	—	—	—
March 1, 2010 through March 31, 2010	629	$12.61	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with shares of immediately vested restricted stock issued to certain directors. Immediately vesting restricted stock was issued to participants pursuant to MasTec’s Board of Director compensation plan that was adopted by the Company’s Board of Directors in July 2009.

ITEM 6. EXHIBITS

Exhibit No.	Description

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: May 5, 2010

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