Form 10-Q
period 2010-06-30
MASTEC INC
filed 2010-08-04
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 2, 2010, MasTec, Inc. had 76,106,255 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$495,113	$387,854	$945,344	$729,972
Costs of revenue, excluding depreciation and amortization	417,341	328,047	806,196	618,973
Depreciation and amortization	14,212	10,744	28,387	21,386
General and administrative expenses	30,983	24,654	58,655	47,909
Interest expense, net of interest income	7,269	5,780	14,645	11,543
Other expense (income), net	588	(745)	291	(1,243)

Income before provision for income taxes	24,720	19,374	37,170	31,404

Provision for income taxes	10,159	383	15,214	484

Net income	$14,561	$18,991	$21,956	$30,920

Net loss attributable to noncontrolling interests	$(40)	$—	$(55)	$—

Net income attributable to MasTec	$14,601	$18,991	$22,011	$30,920

Earnings per share – basic and diluted (See Note 4 – Earnings Per Share):

Basic net income per share attributable to MasTec	$0.19	$0.25	$0.29	$0.41

Basic weighted average common shares outstanding	76,073	75,662	76,046	75,604

Diluted net income per share attributable to MasTec	$0.18	$0.25	$0.27	$0.40

Diluted weighted average common shares outstanding	90,641	81,963	90,651	77,607

Supplemental disclosure:
Other expense (income), net:
Total other-than-temporary impairment, net	$332	$—	$266	$—
Less: Portion of other-than-temporary impairment recognized in other comprehensive income, before taxes	(78)	—	(144)	—

Impairment losses on securities available for sale recognized in earnings	410	—	410	—
Other expense (income), net	178	(745)	(119)	(1,243)

Total other expense (income), net	$588	$(745)	$291	$(1,243)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 at June 30, 2010 and $18,208 at December 31, 2009	$69,032	$88,521
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	353,437	323,008
Inventories	48,318	31,770
Deferred tax assets, net	43,116	56,006
Prepaid expenses and other current assets	22,556	30,852

Total current assets	536,459	530,157

Property and equipment, net	188,793	198,812
Goodwill and other intangibles, net	585,995	581,328
Securities available for sale	24,028	24,511
Other assets	33,167	33,291

Total assets	$1,368,442	$1,368,099

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$21,981	$28,473
Accounts payable and other accrued expenses	198,776	191,363
Billings in excess of costs and earnings	50,468	49,869
Accrued insurance	12,269	10,034
Other current liabilities	42,416	47,695

Total current liabilities	325,910	327,434

Obligations related to acquisitions	17,148	30,573
Other liabilities	22,043	22,732
Deferred tax liabilities, net	51,191	49,275
Long-term debt	398,965	409,923

Total liabilities	$815,257	$839,937

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 145,000,000; issued and outstanding shares – 76,081,043 and 75,954,004 at June 30, 2010 and December 31, 2009, respectively	7,606	7,596
Capital surplus	632,570	629,730
Accumulated deficit	(81,029)	(103,040)
Accumulated other comprehensive loss	(6,122)	(6,124)

Total MasTec shareholders’ equity	553,025	528,162

Noncontrolling interests	160	—

Total shareholders’ equity	553,185	528,162

Total liabilities and shareholders’ equity	$1,368,442	$1,368,099

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$21,956	$30,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,387	21,386
Stock-based compensation expense	1,958	1,890
Gain on disposal of assets	(440)	(961)
Provision for doubtful accounts	1,370	1,261
Provision for losses on construction projects, net	(525)	2,141
Provision for inventory obsolescence	150	—
Impairment of securities available for sale	410	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, unbilled revenue and retainage, net	(34,602)	56,291
Inventories	(16,048)	(1,571)
Deferred tax assets and liabilities, net	14,835	(451)
Other assets, current and non-current portion	3,079	1,670
Accounts payable and accrued expenses	9,374	(7,120)
Other liabilities, current and non-current portion	(1,643)	(51,612)

Net cash provided by operating activities	28,261	53,844

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(20,037)	(18,762)
Capital expenditures	(14,143)	(10,892)
Investments in life insurance policies	(194)	(718)
Net proceeds from sale of assets	3,204	2,440

Net cash used in investing activities	(31,170)	(27,932)

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	—	35,682
Repayments of credit facility	—	(78,150)
Proceeds from other borrowings	—	115,000
Repayments of other borrowings	(7,601)	(62,582)
Payments of capital lease obligations	(9,847)	(1,322)
Proceeds from stock option exercises	893	1,736
Payments of financing costs	(69)	(5,199)

Net cash (used in) provided by financing activities	(16,624)	5,165

Net (decrease) increase in cash and cash equivalents	(19,533)	31,077
Net effect of currency translation on cash	44	57
Cash and cash equivalents - beginning of period	88,521	47,263

Cash and cash equivalents - end of period	$69,032	$78,397

Cash paid during the period for:
Interest	$14,058	$11,059
Income taxes	$2,785	$780

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Nature of the Business

MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. The Company’s activities include the building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including but not limited to: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline, satellite communication, industrial infrastructure and water and sewer systems. MasTec’s customers are in the following industries: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony and satellite television) and government (including water, sewer and other utility and communications work on military bases).

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

The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates for MasTec include the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill, intangible assets and securities available for sale, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

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

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$14,561	$18,991	$21,956	$30,920
Foreign currency translation (loss) gain	(39)	24	46	25
Net unrealized (loss) gain, from securities available for sale, net of tax	(167)	1,796	(295)	2,225
Reclassification adjustment for impairment losses on securities available for sale, net of tax, previously recorded in other comprehensive income	251	—	251	—

Comprehensive income	$14,606	$20,811	$21,958	$33,170
Comprehensive net loss attributable to noncontrolling interests	(40)	—	(55)	—

Comprehensive income attributable to MasTec	$14,646	$20,811	$22,013	$33,170

Accumulated other comprehensive loss of $6.1 million as of both June 30, 2010 and December 31, 2009, respectively, is primarily attributable to unrealized losses from securities available for sale. See Note 6 – Securities Available for Sale.

Fair value of financial instruments. Financial instruments in the Company’s condensed unaudited consolidated balance sheet include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, auction rate securities, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition related contingent consideration and debt obligations.

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

The fair value of financial instruments is generally estimated through the use of public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of cash collateral deposited with insurance carriers and deferred compensation plan assets and liabilities approximate their fair values.

The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$9.3	$9.3	$8.1	$8.1
Auction rate securities	24.0	24.0	24.5	24.5

Liabilities
Acquisition related contingent consideration	$30.6	$30.6	$40.3	$40.3
7.625% senior notes	150.0	145.9	150.0	142.5
4.0% senior convertible notes	115.0	103.5	115.0	120.9
4.25% senior convertible notes	100.0	92.5	100.0	106.6

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash surrender value of life insurance policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers, a Level 1 input. Life insurance policies support the Company’s split dollar agreements and deferred compensation plan assets.

Acquisition related contingent consideration. Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at the Company’s option. Under ASC 805, Business Combinations, the Company is required to measure acquisition related contingent consideration at its acquisition date fair value for business combinations subsequent to January 1, 2009. Acquisition related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable under acquisition agreements for acquisitions subsequent to December 15, 2008. Acquisition related contingent consideration liabilities are based on management’s estimates and entity-specific assumptions, Level 3 inputs. See Note 5 – Acquisitions and Joint Ventures.

Auction Rate Securities. Due to lack of activity in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model, a Level 3 input. See Note 6 – Securities Available for Sale.

Debt. The estimated fair values of the Company’s $150 million 7.625% senior notes, $115 million 4% senior convertible notes, and $100 million 4.25% senior convertible notes are based on quoted market prices, Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair values measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs at June 30, 2010 and December 31, 2009 (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$9.3	$9.3	$—	$—
Auction rate securities	24.0	—	—	24.0
Liabilities
Acquisition related contingent consideration	$30.6	$—	$—	$30.6

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.1	$8.1	$—	$—
Auction rate securities	24.5	—	—	24.5
Liabilities
Acquisition related contingent consideration	$40.3	$—	$—	$40.3

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and June 30, 2009 (in millions).

	Auction Rate Securities
Three Months Ended June 30, 2010	Student Loan	Structured Finance Securities	Total	Acquisition Related Contingent Consideration

Balances at March 31, 2010	$16.2	$8.1	$24.3	$40.3
Changes in fair value recorded in earnings	—	(0.4)	(0.4)	—
Changes in unrealized gains included in other comprehensive income	—	0.1	0.1	—
Payments of contingent consideration	—	—	—	(9.7)

Balances at June 30, 2010	$16.2	$7.8	$24.0	$30.6

	Auction Rate Securities
Three Months Ended June 30, 2009	Student Loan	Structured Finance Securities	Total
Balances at March 31, 2009	$15.8	$5.2	$21.0
Changes in unrealized gains included in other comprehensive income	0.4	1.4	1.8

Balances at June 30, 2009	$16.2	$6.6	$22.8

	Auction Rate Securities
Six Months Ended June 30, 2010	Student Loan	Structured Finance Securities	Total	Acquisition Related Contingent Consideration

Balances at December 31, 2009	$16.4	$8.1	$24.5	$40.3
Changes in fair value recorded in earnings	—	(0.4)	(0.4)	—
Changes in unrealized gains included in other comprehensive income	(0.2)	0.1	(0.1)	—
Payments of contingent consideration	—	—	—	(9.7)

Balances at June 30, 2010	$16.2	$7.8	$24.0	$30.6

	Auction Rate Securities
Six Months Ended June 30, 2009	Student Loan	Structured Finance Securities	Total
Balances at December 31, 2008	$15.9	$4.7	$20.6
Changes in unrealized gains included in other comprehensive income	0.3	1.9	2.2

Balances at June 30, 2009	$16.2	$6.6	$22.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. During the three and six months ended June 30, 2010 and June 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Accrued insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported are also recorded in such reporting period. As of June 30, 2010 and December 31, 2009, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $33.2 million and $31.6 million, respectively, of which $20.4 million and $22.1 million, respectively, was reflected within non-current other liabilities.

The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $0.4 million. MasTec’s liability for employee group health claims was $0.7 million as of both June 30, 2010 and December 31, 2009.

The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of June 30, 2010 and December 31, 2009, such letters of credit amounted to $65.5 million and $66.9 million, respectively, a portion of which is collateralized by $18.0 million of restricted cash for both periods. In addition, other cash collateral deposited with insurance carriers, which is included in other assets, amounted to $2.3 million and $3.0 million at June 30, 2010 and December 31, 2009, respectively.

Stock-based compensation. The Company has granted to employees and others restricted stock and options to purchase common stock. Total non-cash stock compensation expense for grants of restricted stock and options was $1.0 million and $1.1 million, respectively, for the three months ended June 30, 2010 and 2009, and was $1.9 million for both the six months ended June 30, 2010 and 2009. Non-cash stock-based compensation expense is primarily included in general and administrative expense in the condensed unaudited consolidated statements of operations.

The Company grants restricted stock, which is valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Unearned compensation for performance-based options and restricted stock is shown as a reduction of shareholders’ equity in the condensed unaudited consolidated balance sheets. Through June 30, 2010, approximately 1,725,000 shares of restricted stock have been issued with a value of approximately $16.8 million, which is being expensed over vesting periods ranging from the day of issuance to five years. Total unearned compensation related to restricted stock grants as of June 30, 2010 is approximately $5.6 million. Restricted stock expense for the three and six months ended June 30, 2010 was approximately $1.0 million and $1.9 million, respectively. Restricted stock expense for the three and six months ended June 30, 2009 was approximately $0.6 million and $1.3 million, respectively.

During the six months ended June 30, 2010 and 2009, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and the Company uses the ratable method to amortize compensation expense over the vesting period of the option grant.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), codified in ASU 2009-17. SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities, in determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASU 2009-17, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASU 2009-17 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASU 2009-17 on January 1, 2010 did not have a material impact on MasTec’s condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In October 2009, the FASB issued ASU No. 2009-13, Multiple – Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25, Multiple – Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply ASU 2009-13 (i) prospectively to new or materially modified arrangements after its effective date or (ii) retrospectively for all periods presented. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In October 2009, the FASB ratified EITF consensus No. 09-1 and issued ASU No. 2009-15, Accounting for Own – Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (“ASU 2009-15”). ASU 2009-15 requires an entity that enters into a share-lending arrangement on its own shares (that are classified in equity pursuant to other authoritative accounting guidance) in contemplation of a convertible debt issuance or other financing to initially measure the share-lending arrangement at fair value and treat it as an issuance cost and to exclude the shares borrowed under the share-lending arrangement from basic and diluted EPS. In addition, under ASU 2009-15, if it becomes probable that the share-lending arrangement counterparty will default on the arrangement, the issuing entity should record a loss in current earnings equal to the fair value of the shares outstanding less any recoveries. The entity will continue to adjust the loss until actual default. Upon an actual default, the issuing entity must include the shares outstanding under the share-lending arrangement (net of any share recoveries) in basic and diluted EPS. The ASU also requires entities to provide certain disclosures about the share-lending arrangement. The adoption of ASU 2009-15 on January 1, 2010 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, (“ASU 2010-01”) which provides guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, and therefore include the shares issued or issuable as part of a distribution that is reflected in basic EPS prospectively. The adoption of ASU 2010-01 as of January 1, 2010 had no impact on the condensed unaudited consolidated financial statements as the Company has not made any distributions to shareholders.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification (“ASU 2010-02”), in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in ASC 810-10, Consolidation). ASU 2010-02 clarifies that the decrease in ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, ASU 2010-02 clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 did not have a material impact on the Company’s condensed unaudited financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation – Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 3 for related disclosures.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”), which updates ASC Topic 815, Derivatives and Hedging (“ASC 815”) and addresses the application of the embedded derivative scope exception in ASC 815. ASU 2010-11 primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features (including entities that consolidate a variable interest entity that issues financial instruments containing embedded credit derivative features). Additionally, ASU 2010-11’s transition provision permits entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. ASU 2010-11 is effective for the first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable, notes receivable, credit cards, and lease receivables, except for operating leases. Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), securities, or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec. As described in Note 8 – Debt, the Company had $115 million of 4% senior convertible notes and $100 million of 4.25% senior convertible notes outstanding during the three and six month periods ended June 30, 2010 and had $115 million of 4% senior convertible notes and $55 million of 8% convertible notes outstanding during portions of the three and six month periods ended June 30, 2009. These notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive. Under the “if-converted” method, in computing the dilutive effect of the Company’s convertible notes, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. For the six months ended June 30, 2009, the $55 million 8% convertible notes were not dilutive, therefore their impact was not included in the calculation of diluted earnings per share.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following table represents a reconciliation of MasTec’s net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic:
Net income
Net income attributable to MasTec	$14,601	$18,991	$22,011	$30,920

Shares
Weighted average shares outstanding	76,073	75,662	76,046	75,604

Basic earnings per share attributable to MasTec	$0.19	$0.25	$0.29	$0.41

Diluted:
Net income
Basic net income attributable to MasTec	$14,601	$18,991	$22,011	$30,920
Interest expense on 8.0% convertible notes	—	796	—	—
Interest expense on 4.0% senior convertible notes	677	315	1,360	315
Interest expense on 4.25% senior convertible notes	625	—	1,257	—

Diluted net income attributable to MasTec	$15,903	$20,102	$24,628	$31,235

Shares
Basic weighted average shares outstanding	76,073	75,662	76,046	75,604
Effect of dilutive common stock equivalents	809	1,150	846	1,085
Effect of dilutive 8.0% convertible notes	—	3,324	—	—
Effect of dilutive 4.0% senior convertible notes	7,297	1,827	7,297	918
Effect of dilutive 4.25% senior convertible notes	6,462	—	6,462	—

Diluted weighted average shares outstanding	90,641	81,963	90,651	77,607

Diluted earnings per share attributable to MasTec	$0.18	$0.25	$0.27	$0.40

Note 5 – Acquisitions and Joint Ventures

Precision

Effective November 1, 2009, MasTec purchased all of the issued and outstanding membership interests of Precision Pipeline, LLC and Precision Transport Company, LLC (together, “Precision”) for approximately $126 million in cash, the assumption of $34 million of Precision’s debt and a five-year earn-out equal to 40% of Precision’s EBITDA (as defined in the purchase agreement) for the last two months of 2009 and 30% of Precision’s annualized EBITDA in excess of $35 million for the remainder of the earn-out period, payable at MasTec’s option in cash or, under certain circumstances, shares of MasTec common stock or a combination thereof.

The following table summarizes the estimated fair value of consideration paid for Precision and the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition (in millions). The allocation of purchase price to the fair value of tangible and intangible assets, and the useful lives of these assets, remains preliminary as management continues to assess the valuation of acquired assets and liabilities and any adjustments to purchase price based on the final net working capital and indemnity provisions as prescribed in the purchase agreement.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Purchase Price Consideration:
Cash	$126.4
Debt assumed	33.6
Fair value of contingent consideration (earn-out)	40.3

Total consideration	$200.3

Preliminary Purchase Price Allocation:
Current assets	$94.7
Non-compete agreements	1.8
Customer contracts	14.5
Goodwill	124.9
Property and equipment	56.3

Total assets acquired	292.2

Current liabilities	(91.9)
Liability arising from contingent consideration arrangement	(40.3)
Long-term debt	(33.6)

Total liabilities assumed	(165.8)

Net assets acquired	$126.4

On April 1, 2010, the Precision sellers paid MasTec approximately $5.4 million based on Precision’s final net working capital as of the closing date as prescribed in the purchase agreement. A total net increase in goodwill of $1.4 million was recorded during the first half of 2010 as a result of the following (in millions):

Reduction in the estimated fair value of accounts receivable and billings in excess of costs and earnings	$2.5
Increase in liabilities	2.8
Assignment of joint venture to sellers	1.5
Purchase price adjustment	(5.4)

Net increase in goodwill	$1.4

As required by the Business Combinations Topic of the FASB Codification, balances at December 31, 2009 have been updated to reflect the above purchase accounting adjustments. See condensed unaudited consolidated balance sheet for current period presentation.

The intangible asset related to customer contracts is amortized over the expected remaining term of these contracts consistent with the pattern in which the related benefits will be consumed over its two-year useful life. The intangible asset related to non-compete agreements with the sellers is being amortized over its seven-year term.

Goodwill of approximately $124.9 million arising from the acquisition represents the value of the assembled union workforce as well as the industry-specific project management expertise of Precision’s management team.

The fair value of the earn-out arrangement described above was estimated at $40.3 million using the income approach incorporating significant inputs not observable in the market (Level 3 inputs under ASC 820). Key assumptions include probability adjusted EBITDA projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the EBITDA probability assessment. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and $65 million, however, there is no maximum earn-out payment amount. There has been no change in the estimate of the total fair value of the earn-out arrangement since the initial estimation. The Company paid $9.7 million of contingent consideration related to this earn-out arrangement during the second quarter of 2010.

Current assets of $94.7 million include accounts receivable, costs and earnings in excess of billings and retainage of $83.2 million. The gross contractual amounts due total $85.3 million, of which $2.1 million is not expected to be collected.

In connection with the acquisition of Precision in the fourth quarter of 2009, total acquisition costs of approximately $0.5 million were recognized within selling, general and administrative expenses.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Joint Ventures

During the first quarter of 2010, the Company invested $0.2 million for a 51% interest in a joint venture focusing on solar energy opportunities. This joint venture had no significant operations during the first half of 2010. This entity is consolidated in MasTec’s condensed unaudited consolidated financial statements, with the portion not owned by MasTec recorded as a non-controlling interest.

Tax Deductible Goodwill

The Company has $185.0 million and $173.6 million in tax deductible goodwill related to acquisitions as of June 30, 2010 and December 31, 2009, respectively.

Note 6 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. The Company’s structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations with remaining terms of 7 years. Under the terms of the credit default swaps, the principal value of these auction rate securities would be impaired at net default rates on the underlying corporate debt obligations ranging from 8% to 10.75%. Liquidity for these auction-rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. The Company continues to earn and collect interest on its auction rate securities, and expects to continue to do so in the future. Management is uncertain at this time as to when, or if, the liquidity issues associated with these investments will improve, and as a result of this uncertainty, has classified these securities as long-term assets since June 30, 2008.

As of June 30, 2010, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Smith & Company, Inc., using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value, such as: reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either: (a) a successful auction, (b) a failed auction, or (c) a default at each auction (Level 3 inputs under ASC 820). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities, and for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The following tables set forth the fair value of the Company’s long-term auction rate securities by type of security and underlying credit rating as of June 30, 2010 and December 31, 2009 (in millions):

As of June 30, 2010	Underlying Credit Rating (1)
	A3/A-	CCC-	Total

Underlying security:
Student loans	$16.2	$—	$16.2
Structured finance securities	—	7.8	7.8

Total auction rate securities	$16.2	$7.8	$24.0

As of December 31, 2009	Underlying Credit Rating (1)
	A3/A-	CCC-	Total

Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	8.1	8.1

Total auction rate securities	$16.4	$8.1	$24.5

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

As of June 30, 2010, the yields on the Company’s long-term auction-rate securities ranged from 0.78% to 2.59%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. The issuers have been making interest payments when due. As of June 30, 2010, the weighted average yield for the Company’s long-term auction-rate securities was 2.05%. Total interest earned on the Company’s auction-rate securities during the three months ended June 30, 2010 and 2009 was $0.2 million for both periods, and during the six months ended June 30, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

As of June 30, 2010 and December 31, 2009, the estimated fair value of the Company’s securities available for sale totaled $24.0 million and $24.5 million, respectively. During the three months ended June 30, 2010, the Company recorded credit losses of $0.4 million, which were recognized in earnings, and unrealized gains of $0.1 million. During the three months ended June 30, 2009, the Company recorded unrealized gains of $1.8 million. During the six months ended June 30, 2010, the Company recorded credit losses of $0.4 million, which were recognized in earnings, and unrealized losses of $0.1 million. During the six months ended June 30, 2009, the Company recorded unrealized gains of $2.2 million. Unrealized gains and losses are recorded in other comprehensive income, net of deferred taxes.

During the fourth quarter of 2009, all of the Company’s structured finance auction rate securities with a par value of $16.2 million were downgraded to non-investment grade by Standard & Poor’s and Fitch. Due to the continued deterioration in credit quality of these securities, the Company deemed their decline in fair value to be an other-than-temporary impairment. As of June 30, 2010, other-than-temporary impairment losses associated with the Company’s structured finance securities total $8.4 million, of which $6.5 million has been attributed to credit losses. Accordingly, the Company has recorded cumulative other-than-temporary impairment charges against earnings of $6.5 million, with $0.4 million recognized during the second quarter of 2010, and $6.1 million recognized during the fourth quarter of 2009. The cost basis of these securities has been written down by a corresponding amount.

When an other-than-temporary impairment is deemed to exist for securities that management has the intent and ability to hold, credit losses are estimated using Level 3 inputs by comparing the estimated fair value of the securities, which are based on a number of factors, including estimated probabilities of default for those securities, with the value that would have been derived if the probability of default for these securities were zero percent. The difference between the recorded fair value and the estimated fair value assuming a zero probability of default is considered the portion of total decline in fair value attributable to credit losses.

An impairment is considered to be other-than-temporary if an entity intends to sell the security, more likely than not will be required to sell the security before recovering its cost, or does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the entity has the intent, and more likely than not, the ability to hold the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of deferred taxes. As of June 30, 2010, the Company expects to recover the remaining cost basis of its auction rate securities, and does not intend to sell, or believe that it will be required to sell its auction rate securities before recovery of their cost basis, which may be at maturity. Management believes the temporary unrealized decline in estimated fair value as of June 30, 2010 is primarily attributable to the limited liquidity of these investments and overall market volatility. As a result, the Company has cumulative unrealized losses of $3.1 million, net of deferred taxes, included as a component of other comprehensive income as of June 30, 2010.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

All of the Company’s auction rate securities have been in a continuous unrealized loss position for 12 months or longer as of June 30, 2010 and December 31, 2009. The cost basis, cumulative unrealized losses in other comprehensive income, net of deferred taxes, and estimated fair values for these securities are as follows (in millions):

	June 30, 2010
	Adjusted Cost Basis (1)	Cumulative Unrealized Loss	Fair Value
Auction rate securities – student loans	$17.4	$(1.2)	$16.2
Auction rate securities – structured finance securities	9.7	(1.9)	7.8

Total auction rate securities	$27.1	$(3.1)	$24.0

	December 31, 2009
	Adjusted Cost Basis (1)	Cumulative Unrealized Loss	Fair Value
Auction rate securities – student loans	$17.4	$(1.0)	$16.4
Auction rate securities – structured finance securities	10.1	(2.0)	8.1

Total auction rate securities	$27.5	$(3.0)	$24.5

(1)	The cost basis of the Company’s structured finance securities has been adjusted to reflect credit losses of $6.5 million that have been recognized in earnings. Of the $6.5 million, $0.4 million was recognized in earnings during the second quarter of 2010 and $6.1 million was recognized in earnings during the fourth quarter of 2009.

Contractual maturities of the Company’s auction rate securities as of June 30, 2010 range from 18 to 37 years for student loan auction rate securities and 7 years for structured finance auction rate securities.

Note 7 – Accounts Receivable, Cost and Earnings in Excess of Billings and Retainage, Net of Allowance

Accounts receivable, classified as current, consist of the following (in millions):

	June 30, 2010	December 31, 2009
Contract billings	$231.6	$231.5
Retainage	22.4	22.0
Costs and earnings in excess of billings	108.0	79.8

	362.0	333.3
Less allowance for doubtful accounts	(8.6)	(10.3)

Accounts receivable, net	$353.4	$323.0

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgment regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. The Company maintains an allowance for doubtful accounts of $8.6 million and $10.3 million as of June 30, 2010 and December 31, 2009, respectively, both for specific customers and as a reserve against other past due balances.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Note 8 – Debt

Debt is comprised of the following at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
7.625% senior notes due February 2017	$150.0	$150.0
4.0% senior convertible notes due June 2014	115.0	115.0
4.25% senior convertible notes due December 2014	100.0	100.0
7.05% equipment term loan due in installments through 2013	14.0	16.2
Capital lease obligations	26.4	36.2
Notes payable for equipment, at interest rates up to 9%, due in installments through 2013	15.6	21.0

Total debt	421.0	438.4
Less current maturities	(22.0)	(28.5)

Long-term debt	$399.0	$409.9

MasTec was in compliance with all debt covenants as of June 30, 2010 and December 31, 2009.

Note 9 – Other Current Assets and Liabilities

Prepaid expenses and other current assets as of June 30, 2010 and December 31, 2009 consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Non-trade receivables	$2.6	$2.5
Other receivables	5.1	12.5
Prepaid expenses and deposits	12.9	14.2
Deferred project costs	1.3	1.0
Other	0.7	0.7

Total prepaid expenses and other current assets	$22.6	$30.9

Other current liabilities as of June 30, 2010 and December 31, 2009 consisted of the following (in millions):

	June 30, 2010	December 31, 2009
Obligations related to acquisitions	$23.3	$25.2
Accrued losses on contracts	0.3	1.0
Accrued legal settlement charges	0.7	2.2
Reserve for customer chargebacks	2.7	2.8
Other	15.4	16.5

Total other current liabilities	$42.4	$47.7

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

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $1.0 million, which is recorded in other current assets on its consolidated balance sheet at June 30, 2010.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas,

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $370 million as of June 30, 2010). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The Company believes that the order violates U.S. and international law and is opposing the order. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

In addition to the matters discussed above, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $0.7 million and $2.2 million at June 30, 2010 and December 31, 2009, respectively.

Other Commitments and Contingencies. MasTec is required to provide payment and performance bonds for some of the Company’s contractual commitments related to projects in process. At June 30, 2010, the cost to complete projects secured by the Company’s $401.0 million in performance and payment bonds was $99.3 million.

Included in the outstanding performance and payment bonds at June 30, 2010 was $26.4 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. As of June 30, 2010, MasTec estimates that the remaining cost to complete these state Department of Transportation projects was $0.4 million.

Certain of MasTec’s subsidiaries are party to collective bargaining agreements with unions representing certain of their employees and contribute amounts to multi-employer retirement and other employee benefit plans. In the event of a complete or partial withdrawal from any of these plans, determined in accordance with Title IV of the Employee Retirement Income Security Act of 1974, as amended, or if the plans were to otherwise become underfunded, the subsidiaries (and potentially MasTec itself) could be assessed liabilities for withdrawal or for additional contributions related to the underfunding of these plans. The collective bargaining agreements also require that the subsidiaries party to the agreements pay specified wages and provide certain benefits to their union employees. These agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.

In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject MasTec to indemnity claims, liabilities and related litigation. As of June 30, 2010, MasTec is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

Note 11 – Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to risks related to economic downturns in the industries it serves, collectibility of receivables, competition within its industry, the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice, acquisition integration and financing, seasonality, availability of qualified employees, recoverability of goodwill, and potential exposures to environmental liabilities. The Company has approximately 260 customers as of June 30, 2010, which includes some of the largest and most prominent companies in the communications, utilities and government sectors. MasTec’s customers include public and private energy providers, incumbent local exchange carriers, broadband and satellite operators, long distance carriers, financial institutions and wireless service providers.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Revenue for customers in these industries for the periods indicated is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Communications	$279.6	$227.0	$503.3	$426.5
Utilities	206.3	141.3	423.8	265.2
Government	9.2	19.6	18.2	38.3

	$495.1	$387.9	$945.3	$730.0

The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentrations of credit risk are limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk. During the three months ended June 30, 2010, DIRECTV®, and AT&T each accounted for 26%, and 20% of total revenue, respectively. During the six months ended June 30, 2010, DIRECTV® and AT&T each accounted for 26%, and 18% of total revenue, respectively. During the three months ended June 30, 2009, DIRECTV® and AT&T each accounted for 30% and 15% of total revenue, respectively, and during the six months ended June 30, 2009, DIRECTV® and AT&T each accounted for 33% and 13% of total revenue, respectively.

Note 12 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer, was the chairman of the Neff Board of Directors as of June 30, 2010. During the three months ended June 30, 2010 and 2009, MasTec paid Neff approximately $359,000 and $209,000, respectively, and during the six months ended June 30, 2010 and 2009, MasTec paid Neff approximately $564,000 and $457,000, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For the three and six months ended June 30, 2010 and 2009, the Company paid approximately $12,000 and $24,000, respectively, for lease payments in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. During the three months ended June 30, 2010 and 2009, MasTec charged approximately $103,000 and $100,000, respectively, to the customer, and charged $224,000 and $174,000, respectively, during the six month periods ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, $834,000 and $832,000, respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the customer whereby the Company provides satellite communication services. During the three months ended June 30, 2010 and 2009, revenues relating to this customer were approximately $264,000 and $162,000, respectively, and during the six months ended June 30, 2010 and June 30, 2009, revenues relating to this customer were approximately $508,000 and $351,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of June 30, 2010 and December 31, 2009, approximately $525,000 and $445,000, respectively, is included as trade accounts receivable from this customer.

The Company charters aircraft from a third party who leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $100,000 and $129,000 during the three and six month periods ended June 30, 2010, respectively, and $62,000 and $160,000 during the three and six month periods ended June 30, 2009, respectively.

On October 28, 2009, MasTec combined the three existing split dollar agreements it had entered into with Jorge Mas into a restated single split dollar agreement. Under the amended and restated split dollar agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec made no payments for the three and six months ended June 30, 2010, respectively, and paid approximately $284,000 and $568,000 for the three and six months ended June 30, 2009, respectively.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

On October 28, 2009, MasTec amended and restated an existing deferred bonus agreement it had entered into with Jorge Mas. The deferred bonus under the new agreement is equal to the sum of the following amounts, determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and MasTec were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy, subject to the agreement for a purchase price equal to the greater of the amounts referenced above. For the three months ended June 30, 2010 and 2009, there were no payments related to these agreements. For the six months ended June 30, 2010 and 2009, MasTec paid approximately $115,000 and $150,000, respectively, in connection with the split dollar agreements for Jose Mas.

The amount of the deferred bonus under the amended and restated deferred bonus agreement that is payable upon termination of the split dollar agreement is equal to the sum of the following amounts, determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under the terms of such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

The Company adjusts the value of the policies each period based on their current cash surrender value. The estimated fair value of these policies at June 30, 2010 and December 31, 2009 of $8.2 million and $8.1 million, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.

Note 13 – Subsequent Events

On July 6, 2010, MasTec entered into a purchase option agreement with Red Ventures LLC (“Red Ventures”) and certain of Red Ventures’ affiliates, which granted Red Ventures a purchase option to acquire MasTec’s wholly owned subsidiary, DirectStar TV LLC and its subsidiaries (“DirectStar”) and simultaneously terminated Red Ventures’ prior purchase option for DirectStar.

Pursuant to the purchase option agreement, Red Ventures has an option to purchase DirectStar from MasTec at any time from January 1, 2011 to September 30, 2011, for an amount equal to the sum of: (i) the shareholders’ equity of DirectStar as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of DirectStar from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,000,000. Management does not anticipate a material change in the estimated fair value of the purchase option as a result of the new option terms.

As of June 30, 2010 and December 31, 2009, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach including Level 3 inputs such as projected EBITDA and EBITDA multiples.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Overview

We are a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. Our activities include the building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including but not limited to: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline, satellite communication, industrial infrastructure and water and sewer systems. Our customers are in the following industries: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony and satellite television) and government (including water, sewer and other utility and communications work on military bases).

We, or our predecessor companies, have been in business for over 80 years. We offer our services primarily under the MasTec service mark and operate through a network of over 250 locations and approximately 8,500 employees as of June 30, 2010. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our top ten customers include some of the largest communications and utility companies in the United States, including DIRECTV®, AT&T, Enbridge, Duke Energy, Edison Mission Energy, Talisman Energy, Great River Energy, Spectra Energy, Verizon and CenturyLink. For the three and six months ended June 30, 2010 approximately 73% and 75% of our revenues were from our ten largest customers, respectively. For the three and six months ended June 30, 2009, approximately 72% and 71% of our revenues were from our ten largest customers, respectively. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.

DIRECTV® represents 26% and 30% of our total consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and 26% and 33% for the six months ended June 30, 2010 and 2009, respectively. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®.

AT&T represents 20% and 15% of our total consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and 18% and 13% for the six months ended June 30, 2010 and 2009, respectively. Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses.

Revenue for the six months ended June 30, 2010 was up 30% versus the same period in 2009, due in large part to acquisitions, and to a lesser extent, growth in our organic businesses. In particular, we experienced strong performance in our wireless, renewable, industrial and pipeline construction businesses. Net income and earnings per share for the six months ended June 30, 2010 have decreased by approximately $8.9 million and $0.13 per diluted share or 29% and 33%, respectively, versus the same period in 2009. For net income, the decrease is primarily driven by a large increase in the income tax provision, and, to a lesser degree, higher depreciation and amortization expense and a slight decline in gross margin percentage. For earnings per share, the decrease is driven by the reduction in net income as well as an increase in average diluted shares outstanding. During the first half of 2009, we released a portion of the valuation allowance that was initially established against certain deferred tax assets, which reduced our total income tax expense. By the end of 2009, the valuation allowance relating to these deferred tax assets had been fully released. As a result, in 2010, we recognized income tax expense for the six months ended June 30, 2010 at an effective federal and state rate of 40.9%, representing an increase of $14.7 million, versus an effective tax rate of 1.5% in the prior year. Additionally, unfavorable weather conditions, underutilization of existing resources in certain of our businesses, plus increased pricing pressure on infrastructure projects resulted in increasing costs of sales above the revenue growth rate. These factors, plus the impact of higher depreciation, amortization and interest expense resulted in lower net income for the six months ended June 30, 2010 as compared with the same period in 2009. Higher convertible debt balances versus the prior year led to increased average diluted common shares outstanding, further reducing earnings per share.

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

Revenue

We provide building, installation, maintenance and upgrade services to our customers, which are companies in the communications and utilities industries, as well as government customers. Revenue for customers in these industries for the periods indicated is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Communications	$279.6	56%	$227.0	59%	$503.3	53%	$426.5	58%
Utilities	206.3	42%	141.3	36%	423.8	45%	265.2	36%
Government	9.2	2%	19.6	5%	18.2	2%	38.3	6%

	$495.1	100%	$387.9	100%	$945.3	100%	$730.0	100%

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

The remainder of our work is generated pursuant to contracts for specific projects or jobs that may require the construction and installation of an entire infrastructure system or specified units within an infrastructure system. Customers are billed with varying frequency, generally monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld from us until the work has been completed and accepted by the customer.

Revenue by type of contract for the periods indicated is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Master service and other service agreements	$299.3	60%	$226.0	58%	$537.4	57%	$432.2	59%
Installation/construction projects agreements	195.8	40%	161.9	42%	407.9	43%	297.8	41%

	$495.1	100%	$387.9	100%	$945.3	100%	$730.0	100%

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, goodwill and intangible assets, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 3 – Significant Accounting Policies to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

Litigation and Contingencies

Litigation and contingencies are reflected in our condensed unaudited consolidated financial statements based on our assessments of the expected outcome. If the final outcome of any litigation or contingency differs significantly from our current expectations, a charge to earnings could result. See Note 10 – Commitments and Contingencies to our condensed unaudited consolidated financial statements in this Form 10-Q for updates regarding legal proceedings and commitments and contingencies.

Results of Operations

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in thousands). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Revenue	$495,113	100.0%	$387,854	100.0%	$945,344	100.0%	$729,972	100.0%
Costs of revenue, excluding depreciation and amortization	417,341	84.3%	328,047	84.6%	806,196	85.3%	618,973	84.8%
Depreciation and amortization	14,212	2.9%	10,744	2.8%	28,387	3.0%	21,386	2.9%
General and administrative expenses	30,983	6.3%	24,654	6.4%	58,655	6.2%	47,909	6.6%
Interest expense, net of interest income	7,269	1.5%	5,780	1.5%	14,645	1.5%	11,543	1.6%
Other expense (income), net	588	0.1%	(745)	(0.2)%	291	0.0%	(1,243)	(0.2)%

Income before income taxes	24,720	5.0%	19,374	5.0%	37,170	3.9%	31,404	4.3%
Income taxes	10,159	2.1%	383	0.1%	15,214	1.6%	484	0.1%

Net income	14,561	2.9%	18,991	4.9%	21,956	2.3%	30,920	4.2%
Net loss attributable to noncontrolling interests	(40)	(0.0)%	—	0.0%	(55)	(0.0)%	—	0.0%

Net income attributable to MasTec	$14,601	2.9%	$18,991	4.9%	$22,011	2.3%	$30,920	4.2%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Our revenue was $495.1 million for the three months ended June 30, 2010, compared to $387.9 million for the same period in 2009, representing an increase of $107.2 million, or 27.6%. Of the total increase, approximately $64.5 million resulted from new business activities, primarily acquisitions. The remaining increase is attributable to growth in our organic businesses, primarily our renewables and wireless businesses. Despite the increase in year over year revenues, some of our businesses have been negatively impacted as a result of the continued slow pace of growth in the U.S. economy, which has led to increased competitive and pricing pressures as well as slower developing business. Key customers driving growth in the second quarter of 2010 include AT&T, Talisman Energy, Spectra Energy and Edison Mission Energy.

Costs of Revenue. Our costs of revenue were $417.3 million, or 84.3% of revenue, for the three months ended June 30, 2010, compared to $328.0 million, or 84.6% of revenue, for the corresponding period in 2009, an $89.3 million increase, or 27.2%. The dollar increase is attributable to higher costs associated with higher revenues from new and existing businesses, as discussed above. As a percentage of revenue, costs of revenue decreased 30 basis points due to productivity gains in certain operating expense categories as well as changes in business mix. These gains were partially offset by underutilization of existing resources in certain of our businesses due to economic conditions. Despite the fact that certain of our businesses have been negatively impacted in the second quarter of 2010, we have maintained our capacity for work anticipating improved market conditions in the coming quarters. There is no certainty, however, that improved market conditions will, in fact, materialize.

Depreciation and amortization. Depreciation and amortization was $14.2 million for the three months ended June 30, 2010, compared to $10.7 million for the same period in 2009, representing an increase of $3.5 million, or 32.7%. The increase was primarily driven by recent acquisitions, which resulted in the addition of $3.3 million in depreciation and $1.3 million in amortization, partially offset by a decrease in depreciation on past investments in information technology.

General and administrative expenses. General and administrative expenses were $31.0 million, or 6.3% of revenue, for the three months ended June 30, 2010, compared to $24.7 million, or 6.4% of revenue, for the same period in 2009, representing an increase of $6.3 million or 25.5%. The dollar increase resulted primarily from higher labor and other costs in support of the growth in the business, as discussed above, and new business activities. As a percentage of revenue, general and administrative expenses decreased 10 basis points as a result of increased leverage on prior year investments in information technology.

Interest expense, net. Interest expense, net of interest income was $7.3 million, or 1.5% of revenue, for the three months ended June 30, 2010, compared to $5.8 million, or 1.5% of revenue, for the same period in 2009, representing an increase of approximately $1.5 million. This increase resulted from higher average debt balances due to $215 million in new senior convertible notes issued in June and November 2009, respectively. The increase in interest expense was partially offset by the repayment of the $55 million 8% convertible notes in June 2009. We expect interest expense to increase in 2010 as compared with 2009 due to the full year impact of the senior convertible notes issued in 2009.

Other expense (income), net. Other expense, net, was $0.6 million for three months ended June 30, 2010 compared to other income, net, of $0.7 million for the three months ended June 30, 2009. The reduction in other income of $1.3 million as compared with the same period in the prior year is primarily attributable to $0.4 million of credit losses on our structured finance auction rate securities, $0.3 million of lease termination costs and lower gains on, and fewer sales of, assets as compared with the same period in 2009.

Income taxes. Income taxes were $10.2 million for the three months ended June 30, 2010, compared with $0.4 million for the three months ended June 30, 2009, representing an increase of $9.8 million. This increase is primarily due to a higher effective tax rate resulting from the release of a portion of our valuation allowance in the second quarter of 2009 that was initially established against certain deferred tax assets in prior years, including net operating loss carryforwards. The release of the valuation allowance for the three months ended June 30, 2009 reduced our total income tax expense, resulting in an effective tax rate of 2.0% as compared with an effective tax rate of 41.1% for the three months ended June 30, 2010. As a result of the full release of the valuation allowance relating to these deferred tax assets in 2009, we expect our effective tax rate to be significantly higher in 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Our revenue was $945.3 million for the six months ended June 30, 2010, compared to $730.0 million for the same period in 2009, representing an increase of $215.3 million, or 29.5%. Of the total increase, approximately $158.6 million resulted from new business activities, primarily acquisitions. The remaining increase is attributable to growth in our organic businesses, primarily our renewables and wireless businesses. Despite the increase in year over year revenues, some of our businesses have been negatively impacted as a result of the continued slow pace of growth in the U.S. economy, which has led to increased competitive and pricing pressures as well as slower developing business. In addition, the six months ended June 30, 2010 were impacted by seasonality due to changes in business mix, combined with unfavorable weather conditions, as compared with the same period in 2009. Key customers driving growth in the first half of 2010 include Enbridge, AT&T, Edison Mission Energy, Spectra Energy and Great River Energy.

Costs of Revenue. Our costs of revenue were $806.2 million, or 85.3% of revenue, for the six months ended June 30, 2010, compared to $619.0 million, or 84.8% of revenue, for the corresponding period in 2009, a $187.2 million increase, or 30.2%. The dollar increase is attributable to higher costs associated with higher revenues from new and existing businesses, as discussed above. As a percentage of revenue, costs of revenue increased 50 basis points, primarily as a result of changes in business mix and the impact of seasonality as well as underutilization of existing resources in certain of our businesses due to economic conditions. These increases, however, were partially offset by productivity gains in certain operating expense categories. Despite the fact that certain of our businesses have been negatively impacted in the first half of 2010, we have maintained our capacity for work anticipating improved market conditions and increased volumes in the coming quarters. There is no certainty, however, that improved market conditions will, in fact, materialize.

Depreciation and amortization. Depreciation and amortization was $28.4 million for the six months ended June 30, 2010, compared to $21.4 million for the same period in 2009, representing an increase of $7.0 million, or 32.7%. The increase was primarily driven by recent acquisitions, which resulted in the addition of $6.5 million in depreciation and $2.6 million in amortization, partially offset by a decrease in depreciation on past investments in information technology.

General and administrative expenses. General and administrative expenses were $58.7 million, or 6.2% of revenue, for the six months ended June 30, 2010, compared to $47.9 million, or 6.6% of revenue, for the same period in 2009, representing an increase of $10.8 million or 22.5%. The dollar increase resulted primarily from higher labor and other costs in support of the growth in the business, as discussed above, and new business activities. As a percentage of revenue, general and administrative expenses decreased 40 basis points as a result of increased leverage of investments in labor and information technology in anticipation of business growth.

Interest expense, net. Interest expense, net of interest income was $14.6 million, or 1.5% of revenue, for the six months ended June 30, 2010, compared to $11.5 million, or 1.6% of revenue, for the same period in 2009, representing an increase of approximately $3.1 million. This increase resulted from higher average debt balances due to $215 million in new senior convertible notes issued in June and November 2009, respectively. The increase in interest expense was partially offset by the repayment of the $55 million 8% convertible notes in June 2009. We expect interest expense to increase in 2010 as compared with 2009 due to the full year impact of the senior convertible notes issued in 2009.

Other expense (income), net. Other expense, net, was $0.3 million for the six months ended June 30, 2010 compared to other income, net, of $1.2 million for the six months ended June 30, 2009. The reduction in other income of $1.5 million as compared with the same period in the prior year is primarily attributable to $0.4 million of credit losses recognized on our structured finance auction rate securities, $0.3 million of lease termination costs and lower gains on, and fewer sales of, assets as compared with the same period in 2009.

Income taxes. Income taxes were $15.2 million for the six months ended June 30, 2010, compared with $0.5 million for the six months ended June 30, 2009, representing an increase of $14.7 million. This increase is primarily due to a higher effective tax rate resulting from the release of a portion of our valuation allowance in the first half of 2009 that was initially established against certain deferred tax assets in prior years, including net operating loss carryforwards. The release of the valuation allowance for the six months ended June 30, 2009 reduced our total income tax expense, resulting in an effective tax rate of 1.5% as compared with an effective tax rate of 40.9% for the six months ended June 30, 2010. As a result of the full release of the valuation allowance relating to these deferred tax assets in 2009, we expect our effective tax rate to be significantly higher in 2010.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We estimate that we will spend between $30 million and $39 million this year on capital expenditures. This is an increase versus prior year capital expenditures, due in part to the decline in U.S. economic growth during 2009, which resulted in lower activity levels and corresponding capital spending in 2009 as compared with expectations for 2010. The nature of our business, however, is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease from this estimate in the future. We expect to continue to sell older vehicles and equipment as we upgrade to new equipment. Additionally, we have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the three months ended June 30, 2010 and 2009, we made cash payments of $15.5 million and $7.5 million, respectively, related to such earn-out obligations. During the six months ended June 30, 2010 and 2009, we made cash payments of $24.8 million and $14.0 million, respectively, related to such earn-out obligations. We also have approximately $85.3 million of net operating loss carryforwards as of June 30, 2010. We expect that these net operating loss carryforwards will be utilized by the end of 2010, which will reduce our cash tax payments.

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work, including storm restoration work, and the associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Accordingly, we generally experience seasonal working capital needs from approximately April through December to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

The slow pace of economic growth and general lack of credit have not had a significant impact on our overall financial position, results of operations or cash flows as of and for the six months ended June 30, 2010, although certain of our businesses have been negatively impacted as discussed in our Results of Operations - Comparison of Quarterly Results. Given the generally good credit quality of our customer base, we do not expect a collections issue that would impact our liquidity in the next twelve months. However, should customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances, which could negatively impact our financial condition.

As a result of our current capital structure, including our credit facility, we do not anticipate the current market conditions will impact our liquidity. We anticipate that funds generated from continuing operations, borrowings under our credit facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of June 30, 2010, we had $210.5 million in working capital, defined as current assets less current liabilities, compared to $202.7 million as of December 31, 2009. Cash and cash equivalents, including approximately $18.0 million and $18.2 million of restricted cash at June 30, 2010 and December 31, 2009, respectively, decreased from $88.5 million at December 31, 2009 to $69.0 million at June 30, 2010, primarily as a result of working capital requirements to support the seasonal nature of our business, which generally experiences growth in the second quarter of each calendar year. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$28.3	$53.8
Net cash used in investing activities	(31.2)	(27.9)
Net cash (used in) provided by financing activities	(16.6)	5.2

Net cash provided by operating activities decreased by $25.5 million to $28.3 million for the six months ended June 30, 2010 as compared with the same period in 2009. The decrease was primarily driven by the impact of changes in assets and liabilities, net, as a result of increased seasonality of our business due to changes in business mix and the resulting cash requirements to support growth in accounts receivables and, to a lesser extent, higher inventory balances in support of growth in our wireless business.

Net cash used in investing activities increased by $3.3 million to $31.2 million for the six months ended June 30, 2010 as compared with the same period in 2009. The increase was driven by capital expenditures as well as an increase in cash used in connection with acquisitions, including payments of earn-out obligations.

Net cash used in financing activities increased by $21.8 million to $16.6 million for the six months ended June 30, 2010 as compared with net cash provided by financing activities of $5.2 million for the six months ended June 30, 2009. The increase in net cash used in financing activities was driven primarily by a reduction in net proceeds from borrowings. In June 2009, we issued $115 million of 4.0% senior convertible notes, the proceeds of which were offset by repayment of the $55 million convertible notes and approximately $20 million of outstanding borrowings on our credit facility.

Auction Rate Securities

Our securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. Our structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations with remaining terms of 7 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. Liquidity for auction-rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Given the uncertainty as to when the liquidity issues associated with the auction process will improve, we have classified these securities as long-term assets since June 30, 2008.

As of June 30, 2010, we hold $33.7 million in par value of these auction rate securities, with an estimated fair value and carrying value of $24.0 million. As of June 30, 2010, we have aggregate unrealized losses on these securities of $3.1 million. Of the $3.1 million, $1.9 million relates to our structured finance auction rate securities. Due to deterioration in the credit quality of these securities, we deemed their decline in value to be an other-than-temporary impairment, and accordingly, have recorded cumulative charges of $6.5 million in earnings as an other-than-temporary impairment. The cost basis of these securities has been written down by a corresponding amount. As of June 30, 2010, we have remaining cumulative unrealized losses of $3.1 million on the $27.1 million adjusted cost basis of our auction rate securities. These cumulative unrealized losses are recognized in other comprehensive income, net of applicable income taxes. At this time, we are uncertain as to when the liquidity issues associated with these investments will improve, whether we will be able to exit these investments at their cost basis, or whether we will record additional temporary or other-than-temporary losses as a result of these investments. We anticipate holding these securities until we can realize their cost basis and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan.

See Note 6 - Securities Available for Sale in the notes to our condensed unaudited consolidated financial statements.

Credit Facility

In November 2009, we entered into an amendment to our senior secured credit facility, expiring May 10, 2013, which we refer to as our Credit Facility, pursuant to which the lenders consented to our acquisition of Precision. Under the amendment, the lenders’ consent to our acquisition of Precision was conditioned upon our raising a minimum of $75 million in financing. Additionally, the amendment provided that interest on outstanding balances on the Credit Facility would accrue at new variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at LIBOR plus a margin of 2.25% and 3.00%, depending on certain financial thresholds. At June 30, 2010, the margin over LIBOR was 2.5% and the margin over the base rate was 1.25%. In addition, the Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. At June 30, 2010, the unused facility fee was 0.75%.

We also entered into an amendment in June 2009 to the Credit Facility. This amendment provided us with the ability to repay the $55 million 8% Wanzek convertible notes with the proceeds of the $115 million 4% senior convertible notes issued in June 2009. Pursuant to the June amendment, the unused line fee for our Credit Facility was increased to a range between 0.5% to 0.75% per annum based on usage.

Under a previous amendment effective July 2008, the Credit Facility has a maximum amount of available borrowing capacity of $210 million, subject to certain restrictions. The maximum available borrowing capacity may be increased to $260 million if certain conditions are met.

As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At June 30, 2010 and December 31, 2009, net availability under the Credit Facility totaled $132.4 million and $89.8 million, respectively, net of outstanding standby letters of credit aggregating $75.9 million and $79.8 million at June 30, 2010 and December 31, 2009, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At June 30, 2010, we did not have an outstanding balance on the Credit Facility.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the Credit Facility. At June 30, 2010, we were in compliance with all provisions and covenants of the Credit Facility.

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

Senior Convertible Notes

In November 2009, we issued $100 million of 4.25% senior convertible notes due December 15, 2014 in a private placement. The senior convertible notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. On or prior to December 12, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 64.6162 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds of the 4.25% senior convertible notes were used to fund the acquisition of Precision and for general corporate purposes.

In June 2009, we issued $115 million of 4% senior convertible notes due June 15, 2014 in a registered offering. The senior convertible notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of these notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds of the 4% senior convertible notes were used to repay the $55 million of 8% convertible notes issued in connection with the Wanzek acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Credit Facility of approximately $20 million in June 2009. The remaining net proceeds were used for working capital, acquisitions of businesses and general corporate purposes.

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. At June 30, 2010, we were in compliance with all such provisions and covenants.

Senior Notes

As of June 30, 2010, we had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture which governs our senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as defined, is at least 2:1. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries. At June 30, 2010, we were in compliance with all the provisions and covenants of the senior notes.

Acquisition Debt

In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations. In connection with the acquisition of Wanzek, we entered into an 8% convertible note in the principal amount of $55 million, which was repaid in June 2009, and also assumed approximately $15 million of Wanzek’s debt. In connection with the acquisition of Precision, we assumed approximately $34 million in indebtedness for equipment debt and capital lease obligations. Except for one note with an immaterial principal balance at June 30, 2010, there are no financial covenants associated with the acquisition debt described above.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, and performance and payment bonds entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

Leases. We enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers and surety bond providers. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of June 30, 2010, we had $75.9 million of standby letters of credit issued under our Credit Facility, of which $65.5 million were related to our insurance programs. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit would reduce the borrowing availability under our Credit Facility.

Performance Bonds and Other Guarantees. In the ordinary course of business, we are required by certain customers to post performance and payment bonds in connection with services we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. At June 30, 2010, estimated costs to complete projects secured by our $401.0 million of performance and payment bonds was $99.3 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

In the ordinary course of business, from time to time, we guarantee the obligations of our subsidiaries, including obligations under certain contracts with customers, certain lease obligations, and in some states, obligations in connection with obtaining contractors’ licenses.

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

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs, and to a lesser extent, material and fuel costs. Although we did experience increases in labor and material costs in the first half of 2010 as compared with 2009, these increases were primarily due to revenue growth and changes in business mix. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

None of our outstanding debt at June 30, 2010 was subject to variable interest rates as we had no outstanding draws on our Credit Facility as of June 30, 2010. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.0%, depending on certain financial thresholds. At June 30, 2010, the margin over LIBOR was 2.5% and the margin over the base rate was 1.25%.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $22.5 million equipment term loan.

Foreign Currency Risk

We have limited operations in certain foreign countries, primarily Latin America and the Caribbean. Due to the limited nature of our foreign operations, we believe that our foreign currency risk is not material.

Auction Rate Securities

Our securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities are collateralized by credit-linked notes made up of investment grade floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations with remaining terms of 7 years. Under the terms of these credit default swaps, the principal value of these auction rate securities would be impaired at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. The current credit crisis and economic downturn increases both the liquidity and default risks of these securities. We have recorded total other-than-temporary impairment charges of $6.5 million on our structured finance securities, and have aggregate unrealized losses of $3.1 million on the $27.1 million cost basis of our auction rate securities as of June 30, 2010. See Note 6 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, we concluded that as of June 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

For the three months ended June 30, 2010, we derived approximately 26% and 20% of our revenue from DIRECTV® and AT&T, respectively. For the six months ended June 30, 2010, we derived approximately 26%, 18% and 9% of our revenue from DIRECTV®, AT&T and Enbridge, respectively. For the three months ended June 30, 2009, we derived approximately 30%, 15% and 7% of our revenue from DIRECTV®, AT&T and Duke Energy respectively. For the six months ended June 30, 2009, we derived approximately 33%, 13% and 6% of our revenue from DIRECTV®, AT&T and Duke Energy, respectively. In addition, our ten largest customers accounted for approximately 73% and 72% of our revenue in the three months ended June 30, 2010 and 2009, respectively, and approximately 75% and 71% of our revenue in the six months ended June 30, 2010 and 2009, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if we lose one or more of these customers or the amount of business we obtain from them is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. In addition, all of the contracts with our largest customers may be canceled on short notice.

We have recorded unrealized losses to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.

The current overall credit concerns in capital markets may affect our ability to liquidate certain auction rate securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. Our structured finance securities are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes that collateralize credit default swap agreements on corporate debt obligations. As of June 30, 2010, all of our securities available for sale, with a par value of $33.7 million and an estimated fair value of $24.0 million, had insufficient bidders at the scheduled rollover dates.

During 2009, all of our structured finance auction rate securities, with a par value of $16.2 million were downgraded to non-investment grade by Standard & Poor’s and Fitch. If there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. As of June 30, 2010, we have aggregate unrealized losses on these securities of $3.1 million. Of the $3.1 million, $1.9 million relates to our structured finance auction rate securities. Due to deterioration in the credit quality of these securities, we deemed the decline in value for these securities to be an other-than-temporary impairment, and accordingly, as of June 30, 2010, have recorded cumulative charges of $6.5 million in earnings as an other-than-temporary impairment, including $0.4 million that was recognized during the second quarter of 2010. As of June 30, 2010, we have cumulative unrealized losses of $3.1 million on the $27.1 million remaining cost basis of our auction rate securities. These cumulative unrealized losses are recognized in other comprehensive income, net of applicable income taxes.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities, and for the structured finance securities, changes to the credit ratings of the underlying assets supporting those securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time, we are uncertain as to when the liquidity issues associated with these investments will improve, whether we will be able to exit these investments at their cost basis, or whether we will incur additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, the $24.0 million fair value of these securities is classified as a long-term asset as of June 30, 2010.

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

Effective February 2007, we sold our state Department of Transportation related projects and assets. In January 2008, we entered into a settlement agreement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the state Department of Transportation projects we sold. In connection with the settlement agreement, the parties also agreed to further amend and restate the Amended Asset Purchase Agreement effective as of January 24, 2008, which we refer to as the “Revised Amended Agreement.” In connection with the sale of our state Department of Transportation related projects and assets and the related settlement, we agreed to keep certain liabilities, mainly related to the cost to maintain and continue certain performance and payment bonds, certain obligations under leases between the parties and certain other litigation matters. We may also be unable to recover any losses we incur as a result of any third party claims to the extent any third parties seek payment from us directly and we are unable to recover such losses from the buyer pursuant to the indemnification obligations contained in the Revised Amended Agreement, including any losses resulting from creditor claims, in the event the buyer was financially unable to meet certain obligations.

Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. At June 30, 2010, we estimated that the remaining cost to complete these state Department of Transportation projects was $0.4 million on the related $26.4 million in performance and payment bonds. Should actual costs to complete exceed estimates, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. As of June 30, 2010, we had approximately $421.0 million of outstanding debt.

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

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three month period ended June 30, 2010:

Period	Total Number Average of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1, 2010 through April 30, 2010	3,262	$12.75	—	—
May 1, 2010 through May 31, 2010	6,964	11.78	—	—
June 1, 2010 through June 30, 2010	—	—	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with shares of restricted stock issued to certain employees and directors.

ITEM 6.	EXHIBITS

Exhibit No.	Description

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: August 4, 2010

/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)