Form 10-Q
period 2010-09-30
MASTEC INC
filed 2010-11-03
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, MasTec, Inc. had 76,126,604 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$631,947	$397,248	$1,577,291	$1,127,221
Costs of revenue, excluding depreciation and amortization	528,579	335,241	1,334,775	954,214
Depreciation and amortization	14,796	10,760	43,183	32,147
General and administrative expenses	30,846	23,710	89,501	71,619
Interest expense, net of interest income	7,255	5,769	21,899	17,312
Other (income) expense, net	(228)	(393)	65	(1,636)

Income before provision for income taxes	50,699	22,161	87,868	53,565

Provision for income taxes	20,698	517	35,912	1,001

Net income	$30,001	$21,644	$51,956	$52,564

Net loss attributable to non-controlling interests	$(5)	$—	$(61)	$—

Net income attributable to MasTec	$30,006	$21,644	$52,017	$52,564

Earnings per share – basic and diluted (See Note 4 – Earnings Per Share):

Basic net income per share attributable to MasTec	$0.39	$0.29	$0.68	$0.69

Basic weighted average common shares outstanding	76,104	75,727	76,064	75,645

Diluted net income per share attributable to MasTec	$0.35	$0.27	$0.62	$0.68

Diluted weighted average common shares outstanding	90,507	83,989	90,539	79,784

Supplemental disclosure (See Note 7 – Securities Available for Sale):
Other (income) expense, net:
Total other-than-temporary impairment (gain) loss on securities available for sale, net	$(196)	$—	$71	$—
Less: Unrealized gains on securities available for sale, recognized in other comprehensive income	(606)	—	(750)	—

Credit losses on securities available for sale, recognized in earnings	410	—	821	—
Other income, net	(638)	(393)	(756)	(1,636)

Total other (income) expense, net	$(228)	$(393)	$65	$(1,636)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 at September 30, 2010 and $18,208 at December 31, 2009, respectively	$119,772	$88,521
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	434,536	323,008
Inventories	63,172	31,770
Deferred tax assets, net	28,127	56,006
Prepaid expenses and deposits	13,087	14,221
Other current assets	11,461	16,631

Total current assets	670,155	530,157

Property and equipment, net	187,446	198,812
Goodwill	531,090	490,111
Other intangible assets, net	81,635	91,217
Securities available for sale	24,407	24,511
Other assets	33,106	33,291

Total assets	$1,527,839	$1,368,099

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$20,519	$28,473
Accounts payable	203,130	152,559
Accrued salaries and wages	34,462	24,750
Accrued insurance	11,583	10,034
Other accrued expenses	22,478	14,054
Obligations related to acquisitions, current portion	40,295	25,137
Billings in excess of costs and earnings	97,830	49,869
Other current liabilities	19,939	22,558

Total current liabilities	450,236	327,434

Obligations related to acquisitions	21,008	30,573
Other liabilities	21,474	22,732
Deferred tax liabilities, net	52,822	49,275
Long-term debt	397,281	409,923

Total liabilities	$942,821	$839,937

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 145,000,000; issued and outstanding shares – 76,121,365 and 75,954,004 at September 30, 2010 and December 31, 2009, respectively	7,610	7,596
Capital surplus	633,894	629,730
Accumulated deficit	(51,023)	(103,040)
Accumulated other comprehensive loss	(5,617)	(6,124)

Total MasTec shareholders’ equity	584,864	528,162

Non-controlling interests	154	—

Total shareholders’ equity	585,018	528,162

Total liabilities and shareholders’ equity	$1,527,839	$1,368,099

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$51,956	$52,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,183	32,147
Stock-based compensation expense	2,971	2,654
Gain on disposal of assets	(949)	(1,289)
Provision for doubtful accounts	2,014	1,337
Provision for losses on construction projects, net	(54)	1,949
Provision for inventory obsolescence	225	52
Credit losses on securities available for sale	821	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, costs and earnings in excess of billings and retainage	(116,802)	51,381
Inventories	(30,977)	1,202
Deferred tax assets and liabilities, net	29,518	(367)
Other assets, current and non-current portion	1,198	8,269
Accounts payable and accrued expenses	70,668	(11,106)
Other liabilities, current and non-current portion	46,895	(53,207)

Net cash provided by operating activities	100,667	85,586

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(29,350)	(25,970)
Capital expenditures	(22,813)	(16,380)
Investments in life insurance policies	(194)	(717)
Net proceeds from sale of assets	4,622	4,240

Net cash used in investing activities	(47,735)	(38,827)

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	—	35,681
Repayments of credit facility	—	(78,150)
Proceeds from other borrowings	—	115,000
Repayments of other borrowings	(10,814)	(66,405)
Payments of capital lease obligations	(12,024)	(1,901)
Proceeds from stock option exercises	1,208	2,347
Payments of financing costs	(118)	(5,387)

Net cash (used in) provided by financing activities	(21,748)	1,185

Net increase in cash and cash equivalents	31,184	47,944
Net effect of currency translation on cash	67	109
Cash and cash equivalents - beginning of period	88,521	47,263

Cash and cash equivalents - end of period	$119,772	$95,316

Cash paid during the period for:
Interest	$21,388	$18,191
Income taxes	$3,459	$1,145

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$2,243	$975

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Nature of the Business

MasTec, Inc. (collectively, with its subsidiaries, “MasTec” or the “Company”) is a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. The Company’s activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including but not limited to: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline, satellite communication, industrial infrastructure and water and sewer systems. MasTec’s customers are in the following industries, among others: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony and satellite television) and government (including water, sewer and other utility and communications work on military bases).

Note 2 – Basis for Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements at that date. Since certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2009 contained in the Company’s Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. As required by the Business Combinations Topic of the FASB Codification, balances at December 31, 2009 have been updated to reflect certain purchase accounting adjustments. See Note 5 – Acquisitions and Joint Ventures.

The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 3 – Significant Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates for MasTec include the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill, intangible assets and securities available for sale, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While management believes that such estimates are fair when considered in conjunction with the condensed unaudited consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

The following is a summary of the significant accounting policies followed in the preparation of the accompanying condensed unaudited consolidated financial statements.

Principles of consolidation

The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Other parties’ interests in companies for which MasTec has a controlling financial interest are reported as non-controlling interests within total equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below total net income.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current period presentation.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Comprehensive income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, unrealized gains and losses from securities available for sale, foreign currency translation adjustments and losses attributable to non-controlling interests.

Comprehensive income consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$30,001	$21,644	$51,956	$52,564
Foreign currency translation gain	21	14	67	40
Net unrealized gain (loss) from securities available for sale, net of tax	232	945	(63)	3,168
Reclassification adjustment for impairment losses on securities available for sale, net of tax, previously recorded in other comprehensive income	251	—	503	—

Comprehensive income	$30,505	$22,603	$52,463	$55,772
Comprehensive net loss attributable to non-controlling interests	(5)	—	(61)	—

Comprehensive income attributable to MasTec	$30,510	$22,603	$52,524	$55,772

Accumulated other comprehensive losses of $5.6 million and $6.1 million as of September 30, 2010 and December 31, 2009, respectively, is primarily attributable to unrealized losses from securities available for sale. See Note 7 – Securities Available for Sale.

Fair value of financial instruments

Financial instruments in the Company’s condensed unaudited consolidated balance sheet include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, auction rate securities, equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition related contingent consideration and debt obligations.

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs, as described below:

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of cash collateral deposited with insurance carriers and deferred compensation plan assets and liabilities approximate their fair values. Equity method investments are initially recorded at their cost basis. The fair value of the Company’s equity method investments is not readily available, however under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), disclosure of their fair value is not required. Management is not aware of events or changes in circumstances that would have a material adverse effect on the carrying value of the Company’s equity method investments.

See Note 6 – Fair Value of Financial Instruments for estimated fair values and carrying amounts of the Company’s other financial instruments.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Accrued insurance

MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period. As of September 30, 2010 and December 31, 2009, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $35.6 million and $31.6 million, respectively, of which $19.6 million and $22.1 million, respectively, was reflected within non-current other liabilities.

The Company also maintains an insurance policy with respect to employee group health claims subject to per employee deductibles of $0.4 million. MasTec’s liability for employee group health claims was $0.5 million and $0.7 million as of September 30, 2010 and December 31, 2009, respectively.

The Company is periodically required to post letters of credit and provide cash collateral to its insurance carriers. As of September 30, 2010 and December 31, 2009, these letters of credit amounted to $59.5 million and $66.9 million, respectively, a portion of which is collateralized by $18.0 million of restricted cash for both periods. In addition, other cash collateral deposited with insurance carriers, which is included in other assets, amounted to $2.2 million and $3.0 million at September 30, 2010 and December 31, 2009, respectively.

Stock-based compensation

The Company has granted to employees and others restricted stock and options to purchase common stock. Total non-cash stock compensation expense for grants of restricted stock and options was $1.0 million and $0.8 million, respectively, for the three months ended September 30, 2010 and 2009, and $2.9 million and $2.7 million, respectively, for the nine months ended September 30, 2010 and 2009. Non-cash stock-based compensation expense for administrative employees is included in general and administrative expense, and for operations employees, is included within cost of sales in the condensed unaudited consolidated statements of operations.

Grants of restricted stock are valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Through September 30, 2010, approximately 1,738,000 shares of restricted stock have been issued with a value of approximately $17.0 million, which is being expensed over vesting periods ranging from the day of issuance to five years. Total unearned compensation related to restricted stock grants as of September 30, 2010 is approximately $4.8 million. Restricted stock expense for the three and nine months ended September 30, 2010 was approximately $1.0 million and $2.9 million, respectively. Restricted stock expense for the three and nine months ended September 30, 2009 was approximately $0.6 million and $1.9 million, respectively.

During the nine months ended September 30, 2010 and 2009, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and the Company uses the ratable method to amortize compensation expense over the vesting period of the option grant.

Multi-employer pensions plans

The Company makes contributions to certain union-administered multi-employer pension plans. Contributions to these plans were approximately $3.4 million and $0.1 million for the three months ended September 30, 2010 and 2009, and $10.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively. Our contribution generally is based on fixed amounts per hour per employee for employees covered under these plans. The number of employees covered under these plans increased from 2009 to 2010 due to the acquisition of Precision Pipeline, LLC in the fourth quarter of 2009. See Note 5 – Acquisitions and Joint Ventures for additional details. During the nine months ended September 30, 2010, the number of employees covered by these plans ranged from 250 to 1,060, and during the nine months ended September 30, 2009, the number of employees covered by these plans ranged from 70 to 90.

See Note 10 – Commitments and Contingencies regarding multi-employer pension plans and collective bargaining agreements to which certain MasTec subsidiaries are party.

Recently issued accounting pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 codified in Accounting Standards Update (“ASU”) 2009-16 (“ASU 2009-16”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-16 on January 1, 2010 did not have an impact on MasTec’s condensed unaudited consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), codified in ASU 2009-17. SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities, in determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASU 2009-17, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASU 2009-17 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASU 2009-17 on January 1, 2010 did not have a material impact on MasTec’s condensed unaudited consolidated financial statements.

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

In October 2009, the FASB ratified EITF consensus No. 09-1 and issued ASU No. 2009-15, Accounting for Own – Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (“ASU 2009-15”). ASU 2009-15 requires an entity that enters into a share-lending arrangement on its own shares (that are classified in equity pursuant to other authoritative accounting guidance) in contemplation of a convertible debt issuance or other financing to initially measure the share-lending arrangement at fair value and treat it as an issuance cost and to exclude the shares borrowed under the share-lending arrangement from basic and diluted EPS. In addition, under ASU 2009-15, if it becomes probable that the share-lending arrangement counterparty will default on the arrangement, the issuing entity should record a loss in current earnings equal to the fair value of the shares outstanding less any recoveries. The entity will continue to adjust the loss until actual default. Upon an actual default, the issuing entity must include the shares outstanding under the share-lending arrangement (net of any share recoveries) in basic and diluted EPS. The ASU also requires entities to provide certain disclosures about the share-lending arrangement. The adoption of ASU 2009-15 on January 1, 2010 had no impact on the Company’s condensed unaudited consolidated financial statements as the Company has not entered into any share-lending arrangements.

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

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification (“ASU 2010-02”), in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (codified in ASC 810-10, Consolidation (“ASC 810-10”)). ASU 2010-02 clarifies that the decrease in ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). In addition, ASU 2010-02 clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 had no impact on the Company’s condensed unaudited consolidated financial statements as the Company has not had any decreases in ownership of its subsidiaries.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation – Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 – Fair Value of Financial Instruments for related disclosures.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”), which updates ASC Topic 815, Derivatives and Hedging (“ASC 815”) and addresses the application of the embedded derivative scope exception in ASC 815. ASU 2010-11 primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features (including entities that consolidate a variable interest entity that issues financial instruments containing embedded credit derivative features). Additionally, ASU 2010-11’s transition provision permits entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. ASU 2010-11 is effective for the first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 as of July 1, 2010 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). This update provides guidance on defining a milestone under Topic 605, Revenue Recognition – Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of ASU 2010-17 is not expected to have a material impact on the condensed unaudited consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable, notes receivable, credit cards receivables and lease receivables, except for operating leases. Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently evaluating the potential impact of this standard on its condensed unaudited consolidated financial statements.

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

As described in Note 9 – Debt, the Company had convertible notes outstanding during both the three and nine month periods ended September 30, 2010 and 2009. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive. Under the “if-converted” method, in computing the dilutive effect of the Company’s convertible notes, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

The following table summarizes the Company’s outstanding convertible notes during the three and nine month periods ended September 30, 2010 and 2009, including their classification within the computation of earnings per share for the periods then ended (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dilutive:
4.0% senior convertible notes	$115,000	$115,000	$115,000	$115,000
4.25% senior convertible notes	100,000	N/A	100,000	N/A

Anti-dilutive:
8.0% convertible notes	N/A	N/A	N/A	$55,000

The following table represents a reconciliation of MasTec’s net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Net income
Net income attributable to MasTec	$30,006	$21,644	$52,017	$52,564

Shares
Weighted average shares outstanding	76,104	75,727	76,064	75,645

Basic earnings per share attributable to MasTec	$0.39	$0.29	$0.68	$0.69

Diluted:
Net income
Basic net income attributable to MasTec	$30,006	$21,644	$52,017	$52,564
Interest expense on 4.0% senior convertible notes	680	1,127	2,040	1,443
Interest expense on 4.25% senior convertible notes	628	—	1,885	—

Diluted net income attributable to MasTec	$31,314	$22,771	$55,942	$54,007

Shares
Basic weighted average shares outstanding	76,104	75,727	76,064	75,645
Effect of dilutive common stock equivalents	644	965	716	1,044
Effect of dilutive 4.0% senior convertible notes	7,297	7,297	7,297	3,095
Effect of dilutive 4.25% senior convertible notes	6,462	—	6,462	—

Diluted weighted average shares outstanding	90,507	83,989	90,539	79,784

Diluted earnings per share attributable to MasTec	$0.35	$0.27	$0.62	$0.68

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

As required by the Business Combinations Topic of the FASB Codification, balances at December 31, 2009 have been updated to reflect the above purchase accounting adjustments. See the condensed unaudited consolidated balance sheet for current period presentation.

The intangible asset related to customer contracts is amortized over the expected remaining term of these contracts, consistent with the pattern in which the related benefits will be consumed, over its two-year useful life. The intangible asset related to non-compete agreements with the sellers is being amortized over its seven-year term.

Goodwill of $124.9 million arising from the acquisition represents the value of the assembled union workforce as well as the industry-specific project management expertise of Precision’s management team.

The fair value of the earn-out arrangement associated with the Precision acquisition was estimated at $40.3 million using the income approach incorporating significant inputs not observable in the market (Level 3 inputs under ASC 820). Key assumptions include probability adjusted EBITDA projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the EBITDA probability assessment. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and $65 million, however, there is no maximum earn-out payment amount. There has been no change in the estimate of total fair value of the earn-out arrangement since the initial estimation. The Company paid $9.7 million of contingent consideration related to this earn-out arrangement during the second quarter of 2010.

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

The Company has $87.9 million and $82.6 million in tax deductible goodwill related to the Precision acquisition as of September 30, 2010 and December 31, 2009, respectively.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

DirectStar

In July 2010, MasTec entered into a purchase option agreement with Red Ventures LLC (“Red Ventures”) and certain of Red Ventures’ affiliates, which granted Red Ventures a purchase option to acquire MasTec’s wholly owned subsidiary, DirectStar TV LLC and its subsidiaries (“DirectStar”) and simultaneously terminated Red Ventures’ prior purchase option for DirectStar.

Pursuant to the purchase option agreement, Red Ventures has an option to purchase DirectStar from MasTec at any time from January 1, 2011 to September 30, 2011, for an amount equal to the sum of: (i) the shareholders’ equity of DirectStar as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of DirectStar from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,000,000. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute their purchase option agreement, the Company’s revenues and profits from DIRECTV® would be reduced.

As of September 30, 2010 and December 31, 2009, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach including Level 3 inputs such as projected earnings before interest expense, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples.

Joint Ventures and Equity Method Investments

During the first quarter of 2010, MasTec invested $0.2 million for a 51% interest in a joint venture focusing on solar energy opportunities. This joint venture had no significant financial activity during the first nine months of 2010. This entity is consolidated in MasTec’s condensed unaudited consolidated financial statements, with the portion not owned by MasTec recorded as a non-controlling interest.

Through a 60%-owned consolidated subsidiary, MasTec invested $1.6 million for a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment is accounted for under the equity method of accounting, and the investee had no significant operations during the first nine months of 2010. During 2010, MasTec performed construction services for this investee. MasTec believes the amounts billed are equivalent to the amounts that would have been billed between unrelated parties for similar transactions acting at arm’s length. MasTec recognized revenue of approximately $0.8 million and $2.0 million in the three and nine month periods ended September 30, 2010, respectively, related to these services. As of September 30, 2010, approximately $2.0 million is included in costs and earnings in excess of billings related to this customer.

Note 6 – Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of certain financial instruments as of September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$9.3	$9.3	$8.1	$8.1
Auction rate securities	24.4	24.4	24.5	24.5

Liabilities
Acquisition related contingent consideration	$30.6	$30.6	$40.3	$40.3
7.625% senior notes	150.0	150.0	150.0	142.5
4.0% senior convertible notes	115.0	115.3	115.0	120.9
4.25% senior convertible notes	100.0	101.0	100.0	106.6

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash surrender value of life insurance policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers, a Level 1 input. Life insurance policies support the Company’s split dollar agreements and deferred compensation plan assets.

Auction Rate Securities. Due to lack of activity in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Capital Advisory, LLC, using a probability weighted discounted cash flow model, a Level 3 input. See Note 7 – Securities Available for Sale.

Acquisition related contingent consideration. Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

circumstances, MasTec common stock at the Company’s option. Under ASC 805, Business Combinations, acquisition related contingent consideration is measured at its acquisition date fair value for business combinations subsequent to December 15, 2008. Acquisition related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for such acquisitions and is based on management’s estimates and entity-specific assumptions, which are Level 3 inputs. See Note 5 – Acquisitions and Joint Ventures.

Debt. The estimated fair values of the Company’s $150 million 7.625% senior notes, $115 million 4% senior convertible notes, and $100 million 4.25% senior convertible notes are based on quoted market prices, Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs at September 30, 2010 and December 31, 2009 (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$9.3	$9.3	$—	$—
Auction rate securities	24.4	—	—	24.4

Liabilities
Acquisition related contingent consideration	$30.6	$—	$—	$30.6

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.1	$8.1	$—	$—
Auction rate securities	24.5	—	—	24.5

Liabilities
Acquisition related contingent consideration	$40.3	$—	$—	$40.3

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and September 30, 2009 (in millions).

	Auction Rate Securities
Three Months Ended September 30, 2010	Student Loan	Structured Finance Securities	Total	Acquisition Related Contingent Consideration

Balances at June 30, 2010	$16.2	$7.8	$24.0	$30.6
Changes in fair value recorded in earnings	—	(0.4)	(0.4)	—
Changes in unrealized gains included in other comprehensive income	0.2	0.6	0.8	—

Balances at September 30, 2010	$16.4	$8.0	$24.4	$30.6

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

	Auction Rate Securities
Three Months Ended September 30, 2009	Student Loan	Structured Finance Securities	Total
Balances at June 30, 2009	$16.2	$6.6	$22.8
Changes in unrealized gains included in other comprehensive income	—	0.9	0.9

Balances at September 30, 2009	$16.2	$7.5	$23.7

	Auction Rate Securities			Acquisition Related Contingent Consideration
Nine Months Ended September 30, 2010	Student Loan	Structured Finance Securities	Total

Balances at December 31, 2009	$16.4	$8.1	$24.5	$40.3
Changes in fair value recorded in earnings	—	(0.8)	(0.8)	—
Changes in unrealized gains included in other comprehensive income	—	0.7	0.7	—
Payments of contingent consideration	—	—	—	(9.7)

Balances at September 30, 2010	$16.4	$8.0	$24.4	$30.6

	Auction Rate Securities
Nine Months Ended September 30, 2009	Student Loan	Structured Finance Securities	Total
Balances at December 31, 2008	$15.9	$4.7	$20.6
Changes in unrealized gains included in other comprehensive income	0.3	2.8	3.1

Balances at September 30, 2009	$16.2	$7.5	$23.7

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended September 30, 2010 and September 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 7 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. The Company’s structured finance securities have attached credit default swaps on corporate debt obligations with remaining terms of 6 to 7 years. Both the structured finance securities and the credit default swaps are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. Under the terms of the credit default swaps, the principal value of these auction rate securities would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 10.75%. As of September 30, 2010, actual rates of default on the underlying corporate debt obligations ranged from 2.61% to 4.89%.

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

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

As of September 30, 2010, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities due to the lack of activity in this market. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Capital Advisory, LLC, using a probability weighted discounted cash flow model. This model incorporates assumptions market participants would use in their estimates of fair value, such as: reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either: (a) a successful auction, (b) a failed auction, or (c) a default at each auction (Level 3 inputs under ASC 820). This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include changes to credit ratings of the securities, and for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The following tables set forth the fair value of the Company’s auction rate securities by type of security and underlying credit rating as of September 30, 2010 and December 31, 2009 (in millions):

As of September 30, 2010	Underlying Credit Rating (1)
	A3/A-	CCC-	Total
Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	8.0	8.0

Total auction rate securities	$16.4	$8.0	$24.4

As of December 31, 2009	Underlying Credit Rating (1)
	A3/A-	CCC-	Total
Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	8.1	8.1

Total auction rate securities	$16.4	$8.1	$24.5

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of September 30, 2010, the yields on the Company’s long-term auction-rate securities ranged from 0.86% to 2.53%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. The issuers have been making interest payments when due. As of September 30, 2010, the weighted average yield for the Company’s long-term auction-rate securities was 2.45%. Total interest earned on the Company’s auction-rate securities during both the three months ended September 30, 2010 and 2009 was $0.2 million, and was $0.5 million during both the nine months ended September 30, 2010 and 2009.

During the fourth quarter of 2009, all of the Company’s structured finance auction rate securities with a par value of $16.2 million were downgraded to non-investment grade by one or more of the credit rating agencies. Due to the continued deterioration in credit quality of these securities, the Company deemed their decline in fair value to be an other-than-temporary impairment. An impairment is considered to be other-than-temporary if an entity intends to sell the security, more likely than not will be required to sell the security before recovering its cost, or does not expect to recover the security’s entire amortized cost basis, even if there is no intent to sell the security. In assessing the expectation of recovery, companies are required to perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, a credit loss is deemed to exist, which is considered an other-than-temporary impairment. The amount of an other-than-temporary impairment attributable to credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of deferred taxes.

The Company estimated credit losses associated with its structured finance securities using Level 3 inputs. Credit loss estimates were derived by comparing the estimated fair value of the structured finance securities, which are based on a number of factors, including estimated probabilities of default for those securities, with the value that would have been derived if the probability of default for the same securities were zero percent. The difference between the recorded fair value and the estimated fair value assuming a zero probability of default is considered the portion of total decline in fair value attributable to credit losses.

As of September 30, 2010, other-than-temporary impairment losses associated with the Company’s structured finance securities total $8.2 million, of which $6.9 million has been attributed to credit losses. Accordingly, the Company has recorded cumulative other-than-temporary impairment charges against earnings of $6.9 million, of which $0.8 million was recognized during 2010 and $6.1 million was recognized during the fourth quarter of 2009. The cost basis of these securities has been written down by a corresponding amount.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Changes in fair value of the Company’s auction rate securities for the three and nine months periods ended September 30, 2010 and 2009 consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Change in fair value resulting from:
Unrealized gains recognized in other comprehensive income	$0.8	$0.9	$0.7	$3.1
Credit losses recognized in earnings	(0.4)	—	(0.8)	—

Net change in fair value	$0.4	$0.9	$(0.1)	$3.1

As of September 30, 2010, the Company expects to recover the remaining cost basis of its auction rate securities, and does not intend to sell, or believe that it will be required to sell its auction rate securities before recovery of their cost basis, which may be at maturity. Management believes the temporary unrealized decline in estimated fair value as of September 30, 2010 is primarily attributable to the limited liquidity of these investments and overall market volatility. As a result, the Company has cumulative unrealized losses of $2.3 million, net of deferred taxes, included as a component of other comprehensive income as of September 30, 2010.

All of the Company’s auction rate securities have been in a continuous unrealized loss position for 12 months or longer as of September 30, 2010 and December 31, 2009. The cost basis, cumulative unrealized losses in other comprehensive income, net of deferred taxes, and estimated fair values for these securities are as follows (in millions):

	September 30, 2010
	Adjusted Cost Basis (1)	Cumulative Unrealized Loss	Fair Value
Auction rate securities – student loans	$17.4	$(1.0)	$16.4
Auction rate securities – structured finance securities	9.3	(1.3)	8.0

Total auction rate securities	$26.7	$(2.3)	$24.4

	December 31, 2009
	Adjusted Cost Basis (1)	Cumulative Unrealized Loss	Fair Value
Auction rate securities – student loans	$17.4	$(1.0)	$16.4
Auction rate securities – structured finance securities	10.1	(2.0)	8.1

Total auction rate securities	$27.5	$(3.0)	$24.5

(1)	The cost basis of the Company’s structured finance securities reflects adjustments for credit losses recognized in earnings. Adjustments for credit losses as of September 30, 2010 and December 31, 2009 totaled $6.9 million and $6.1 million, respectively. Par value of the Company’s auction rate securities was $33.7 million as of both September 30, 2010 and December 31, 2009, respectively.

Contractual maturities of the Company’s auction rate securities as of September 30, 2010 range from 17 to 37 years for student loan auction rate securities and from 6 to 7 years for structured finance auction rate securities.

Note 8 – Accounts Receivable, Cost and Earnings in Excess of Billings and Retainage, Net of Allowance

Accounts receivable, classified as current, consists of the following (in millions):

	September 30, 2010	December 31, 2009
Contract billings	$287.7	$231.5
Retainage	27.7	22.0
Costs and earnings in excess of billings	127.5	79.8

	442.9	333.3
Less allowance for doubtful accounts	(8.4)	(10.3)

Accounts receivable, net	$434.5	$323.0

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management analyzes the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, the availability of mechanics’ and other liens, the existence of payment bonds and other sources of payment and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If judgment regarding the collectibility of accounts receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. The Company maintains an allowance for doubtful accounts of $8.4 million and $10.3 million as of September 30, 2010 and December 31, 2009, respectively, both for specific customers and as a reserve against other past due balances. The decrease in the allowance for doubtful accounts from December 31, 2009 to September 20, 2010 resulted from the collection or settlement in 2010 of certain outstanding balances for which specific reserves had been established prior to December 31, 2009.

Note 9 – Debt

Debt is comprised of the following at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010	December 31, 2009
7.625% senior notes due February 2017	$150.0	$150.0
4.0% senior convertible notes due June 2014	115.0	115.0
4.25% senior convertible notes due December 2014	100.0	100.0
7.05% equipment term loan due in installments through 2013	13.3	16.2
Capital lease obligations	26.4	36.2
Notes payable for equipment, at interest rates up to 10%, due in installments through 2014	13.1	21.0

Total debt	417.8	438.4
Less current maturities	(20.5)	(28.5)

Long-term debt	$397.3	$409.9

MasTec was in compliance with all debt covenants as of September 30, 2010 and December 31, 2009.

In October 2010, the Company repaid its 7.05% equipment term loan with the proceeds from a new term loan with BB&T Equipment Finance Corporation. See Note 13 – Subsequent Events.

Note 10 – Commitments and Contingencies

Legacy Litigation

MasTec is subject to litigation, some of which dates from the period from 2001 through 2005.

Outstanding Legacy Litigation. The Company is vigorously pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $1.0 million, which is recorded in other current assets on its condensed unaudited consolidated balance sheet at September 30, 2010.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $410 million as of September 30, 2010). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

the assets of the MasTec defendants and MasTec. The Company believes that the order violates U.S. and international law and is opposing the order. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

In addition to the matters discussed above, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $1.0 million and $2.2 million at September 30, 2010 and December 31, 2009, respectively.

Other Commitments and Contingencies

Performance and Payment Bonds. MasTec is required to provide payment and performance bonds for some of the Company’s contractual commitments related to projects in process. At September 30, 2010, the cost to complete projects secured by the Company’s $484.4 million in performance and payment bonds was $132.3 million.

Included in the outstanding performance and payment bonds at September 30, 2010 was $3.0 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. As of September 30, 2010, MasTec estimates that the remaining cost to complete these state Department of Transportation projects was $0.2 million.

Collective Bargaining Agreements. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls, which cannot be determined for future periods because the number of union employees employed at any given time and the plans in which they may participate vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. In the event of a complete or partial withdrawal from any of these plans, or if the plans were to otherwise become underfunded, the subsidiaries (and potentially MasTec itself) could be assessed liabilities for the withdrawal or for additional contributions related to the underfunding of these plans. None of the subsidiaries party to the agreements have any current plans to withdraw from the plans. The Pension Protection Act of 2006 also added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. The Company has been notified that certain plans to which a MasTec subsidiary contributes are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds MasTec may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued any reserves for potential warranty claims as they have been immaterial. MasTec also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject MasTec to indemnity claims, liabilities and related litigation. As of September 30, 2010, MasTec is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

Note 11 – Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to: risks related to economic downturns, technological and regulatory changes in the industries it serves; competition within its industry; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; collectibility of receivables; acquisition integration

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

and financing; seasonality; availability of qualified employees; recoverability of goodwill; potential exposures to environmental liabilities; and exposure to multi-employer pension plan liabilities. The Company has approximately 300 customers as of September 30, 2010, which include some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, incumbent local exchange carriers, broadband and satellite operators, long distance carriers, financial institutions and wireless service providers.

Revenue for customers by industry for the periods indicated is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Communications	$348.3	$256.2	$851.6	$682.7
Utilities	274.5	125.9	698.4	391.1
Government	9.1	15.1	27.3	53.4

	$631.9	$397.2	$1,577.3	$1,127.2

The Company grants credit, generally without collateral, to its customers. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, MasTec generally has certain lien rights on that work and concentration of credit risk is limited due to the diversity of the customer base. The Company believes its billing and collection policies are adequate to minimize potential credit risk.

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from top ten customers	74%	75%	73%	72%

Revenue from specific customers:
DIRECTV®	25%	31%	26%	32%
AT&T	22%	19%	19%	15%

Note 12 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer, was the chairman of the Neff Board of Directors through September 30, 2010. During the three months ended September 30, 2010 and 2009, MasTec paid Neff approximately $295,000 and $284,000, respectively, and during the nine months ended September 30, 2010 and 2009, MasTec paid Neff approximately $859,000 and $741,000, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length. As of October 1, 2010, Juan Carlos Mas is no longer the chairman of the Neff Board of Directors.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For the three and nine months ended September 30, 2010 and 2009, the Company paid approximately $12,000 and $36,000, respectively, for lease payments in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. During the three months ended September 30, 2010 and 2009, MasTec charged approximately $121,000 and $118,000, respectively, to the customer, and charged $344,000 and $325,000, respectively, during the nine month periods ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, $869,000 and $832,000, respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the customer whereby the Company provides satellite communication services. During the three months ended September 30, 2010 and 2009, revenues relating to this customer were approximately $259,000 and $278,000, respectively, and during the nine months ended September 30, 2010 and September 30, 2009, revenues relating to this customer were approximately $767,000 and $629,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of September 30, 2010 and December 31, 2009, approximately $488,000 and $445,000, respectively, is included as trade accounts receivable from this customer.

The Company charters an aircraft from a third party who leases two of its aircrafts from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $399,000 and $528,000 during the three and nine month periods ended September 30, 2010, respectively, and $201,000 and $361,000 during the three and nine month periods ended September 30, 2009, respectively.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements - continued

On October 28, 2009, MasTec combined the three existing split dollar agreements it had entered into with Jorge Mas into a restated single split dollar agreement. Under the amended and restated split dollar agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec made no payments for the three and nine months ended September 30, 2010, respectively, and paid approximately $0 and $568,000 for the three and nine months ended September 30, 2009, respectively.

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

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and MasTec were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy, subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. For the three months ended September 30, 2010 and 2009, there were no payments related to these agreements. For the nine months ended September 30, 2010 and 2009, MasTec paid approximately $115,000 and $150,000, respectively, in connection with the split dollar agreements for Jose Mas.

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

The Company adjusts the value of the policies each period based on their current cash surrender value. The estimated fair value of these policies of $8.1 million at both September 30, 2010 and December 31, 2009, is included in other assets in the condensed unaudited consolidated balance sheets.

Note 13 – Subsequent Events

In October 2010, the Company, through its wholly-owned subsidiary, Pumpco, Inc. (“Pumpco”), repaid its 7.05% equipment term loan with General Electric Capital Corporation (the “GE Equipment Loan”), which had an outstanding principal and accrued interest balance of approximately $13.4 million. In connection with the refinancing, the Company paid a prepayment penalty of approximately $0.1 million. The Company also wrote-off $0.1 million of debt issuance costs for the GE Equipment Loan, which together with the prepayment penalty, will be recognized in the Company’s statement of operations as a loss on debt retirement in the fourth quarter of 2010.

The Company financed the repayment with the proceeds of a new term loan with BB&T Equipment Finance Corporation (“BB&T”). The term loan with BB&T (the “BB&T Equipment Loan”) is in the aggregate principal amount of $13.5 million and bears interest at a fixed rate of 3.5267%. The BB&T Equipment Loan is secured by most of Pumpco’s existing equipment and is payable in 36 monthly installments. Prepayments of the BB&T Equipment Loan are permitted after the first anniversary of the closing date subject to a prepayment fee of 1% of the then outstanding principal balance for any unscheduled prepayments made on or before the second anniversary. MasTec has guaranteed the BB&T Equipment Loan. Fees and expenses of approximately $0.1 million incurred to consummate the BB&T Equipment Loan will be deferred and amortized over its 36 month term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and financial results, a discussion of economic, industry and market factors and a summary of our revenue producing activities. This overview is followed by a summary of critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then provide a more detailed analysis of our results of operations, financial condition, liquidity and capital resources.

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

Business Overview

We are a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. Our activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline, satellite communication, industrial infrastructure and water and sewer systems. Our customers are in the following industries, among others: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony and satellite television) and government (including water, sewer and other utility and communications work on military bases).

We, or our predecessor companies, have been in business for over 80 years. We offer our services primarily under the MasTec service mark and operate through a network of over 260 locations and approximately 9,600 employees as of September 30, 2010. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our top ten customers include some of the largest communications and utility companies in the United States, including DIRECTV®, AT&T, Enbridge, Edison Mission Energy, Duke Energy, El Paso Corporation, Tenaska Energy, Talisman Energy, Great River Energy and NextEra Energy. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively impacted if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue from top ten customers	74%	75%	73%	72%

Revenue from specific customers:
DIRECTV®	25%	31%	26%	32%
AT&T	22%	19%	19%	15%

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

In July 2010, we entered into a purchase option agreement with Red Ventures LLC (“Red Ventures”) and certain of Red Ventures’ affiliates, which grants Red Ventures a purchase option to acquire our wholly owned subsidiary, DirectStar TV LLC (“DirectStar”) and its subsidiaries. The purchase option is exercisable from January 1, 2011 through September 30, 2011. See Note 5 – Acquisitions and Joint Ventures in the notes to the condensed unaudited consolidated financial statements for additional details. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute their purchase option agreement, our revenues from DIRECTV® would be reduced. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been 19% and 20% of total consolidated revenue for the three and nine months ended September 30, 2010, respectively.

Overview of Financial Results

Revenue for the nine months ended September 30, 2010 was up approximately 40% versus the same period in 2009, due to acquisitions as well as organic growth in our businesses. We experienced strong performance in our wireless, pipeline, install to the home and renewables businesses. While we did experience strong revenue growth, 19% of which was organic growth, certain of our businesses were negatively impacted by economic and competitive pressures as well as industry trends. Our growth is affected by numerous factors, among them general economic and business conditions, industry trends impacting our customers, our competitive position and our ability to successfully integrate acquired businesses.

While revenues increased for the nine months ended September 30, 2010 versus the same period in 2009, net income and diluted earnings per share have decreased by approximately $0.5 million and $0.06 per diluted share, or 1.0% and 8.8%, respectively. For net income, the decrease is primarily driven by a large increase in the income tax provision, and, to a lesser degree, higher depreciation and amortization expense. For diluted earnings per share, the decrease is driven by the reduction in net income as well as an increase in average diluted shares outstanding. In 2009, we released our valuation allowance that was initially established against certain deferred tax assets, which reduced our total income tax expense during that year. As a result, for the nine months ended September 30, 2010, our effective federal and state tax rate was 40.9%, versus an effective tax rate of 1.9% in the prior year, resulting in an increase of $34.9 million in income tax expense. These factors, plus the impact of higher depreciation, amortization and interest expense resulted in lower net income for the nine months ended September 30, 2010 as compared with the same period in 2009. Higher convertible debt balances versus the prior year led to an increase in average diluted common shares outstanding, further reducing diluted earnings per share.

Economic, Industry and Market Factors

We recognize that we and our customers are operating in a challenging business environment. We are closely monitoring our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers have reduced capital spending since the economic downturn, in part due to negative economic conditions and reduced end-user demand, and we anticipate that these negative conditions will continue to affect demand for some of our services in the near-term. Despite the current economic conditions, certain of our businesses experienced strong performance during the first nine months of 2010. The strong performance in these businesses is attributable to high end-user demand in their industries, such as wireless and satellite communications. In addition, certain of our businesses were favorably impacted by end-user demand in the utilities industry for new infrastructure, as well as for ongoing maintenance and upgrades to existing infrastructure.

General economic conditions, as well as the highly competitive nature of our industry, have resulted in increased pricing pressure for the services we provide. Work is often awarded through a bidding process. As a result, price is often a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs.

In addition, we operate in an industry affected by market and regulatory impacts beyond our control. Changes in renewable portfolio standards, new or changing regulatory requirements affecting the industries we serve, and/or changes in technology can impact demand for our services. In addition, fluctuations in market prices for oil and gas can impact demand for our pipeline construction services. Our results for the nine months ended September 30, 2010 reflect strong performance from our oil and gas pipeline businesses, in part due to favorable market conditions, which has resulted in increased demand for our services. Our renewables business also performed well despite lower levels of market activity in wind power installation in 2010 as compared with 2009.

We actively monitor economic, industry and market factors affecting our business, however, we cannot predict the impact such factors may have on our results of operations, liquidity and cash flows.

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers, which are companies in the communications and utilities industries, as well as government customers. Revenue for customers in these industries for the periods indicated is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Communications	$348.3	55%	$256.2	64%	$851.6	54%	$682.7	60%
Utilities	274.5	44%	125.9	32%	698.4	44%	391.1	35%
Government	9.1	1%	15.1	4%	27.3	2%	53.4	5%

	$631.9	100%	$397.2	100%	$1,577.3	100%	$1,127.2	100%

Over half of our revenue is derived from projects performed under service agreements. We also provide services under master service agreements which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. The majority of these services are for either maintenance or upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short notice.

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

Revenue by type of contract for the periods indicated is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Master service and other service agreements	$368.4	58%	$245.0	62%	$913.8	58%	$682.0	61%
Installation/construction project agreements	263.5	42%	152.2	38%	663.5	42%	445.2	39%

	$631.9	100%	$397.2	100%	$1,577.3	100%	$1,127.2	100%

We have an increasing proportion of revenues from non-recurring, project specific work. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, goodwill and intangible assets, acquisition related contingent consideration, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 3 – Significant Accounting Policies to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Revenue	$631,947	100.0%	$397,248	100.0%	$1,577,291	100.0%	$1,127,221	100.0%
Costs of revenue, excluding depreciation and amortization	528,579	83.6%	335,241	84.4%	1,334,775	84.6%	954,214	84.7%
Depreciation and amortization	14,796	2.4%	10,760	2.7%	43,183	2.7%	32,147	2.8%
General and administrative expenses	30,846	4.9%	23,710	6.0%	89,501	5.7%	71,619	6.4%
Interest expense, net of interest income	7,255	1.1%	5,769	1.5%	21,899	1.4%	17,312	1.5%
Other (income) expense, net	(228)	(0.0)%	(393)	(0.1)%	65	0.0%	(1,636)	(0.2)%

Income before income taxes	50,699	8.0%	22,161	5.5%	87,868	5.6%	53,565	4.8%
Income taxes	20,698	3.3%	517	0.1%	35,912	2.3%	1,001	0.1%

Net income	30,001	4.7%	21,644	5.4%	51,956	3.3%	52,564	4.7%
Net loss attributable to non-controlling interests	(5)	(0.0)%	—	0.0%	(61)	(0.0)%	—	0.0%

Net income attributable to MasTec	$30,006	4.7%	$21,644	5.4%	$52,017	3.3%	$52,564	4.7%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Our revenue was $631.9 million for the three months ended September 30, 2010, compared to $397.2 million for the same period in 2009, representing an increase of $234.7 million, or 59.1%. Of the total increase, approximately $80.5 million resulted from acquisitions. The remaining increase of $154.2 million is attributable to organic growth, primarily from our wireless, pipeline, install to the home and renewables businesses. Key customers driving growth in the third quarter of 2010 include AT&T, El Paso Corporation, Tenaska Energy and DIRECTV®. Our organic revenue growth was partially offset by the impact of economic and competitive pressures, which have negatively impacted pricing and growth in certain of our businesses, and by industry trends, which have resulted in lower demand for our services in certain of our businesses, such as wireline communications. We actively monitor economic and industry trends and any related impact on our business.

Costs of revenue. Our costs of revenue were $528.6 million, or 83.6% of revenue, for the three months ended September 30, 2010, compared to $335.2 million, or 84.4% of revenue, for the corresponding period in 2009, representing a $193.3 million increase, or 57.7%. The dollar increase is attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue decreased 80 basis points. This improvement is attributable to increased leverage and higher utilization of resources resulting from organic revenue growth. In the third quarter of 2010, certain of our businesses achieved full utilization of capacity that had not been fully utilized during the first half of 2010. Our margins have also been favorably impacted by business mix, as well as from productivity gains, such as deployment of resources across multiple business lines. As discussed above, certain of our businesses continue to be negatively impacted due to economic factors, although we have maintained our capacity for work anticipating improved conditions in the coming quarters. There is no certainty, however, that improved conditions will materialize.

Depreciation and amortization. Depreciation and amortization was $14.8 million for the three months ended September 30, 2010, compared to $10.8 million for the same period in 2009, representing an increase of $4.0 million, or 37.5%. The increase was primarily driven by recent acquisitions, which resulted in the addition of $3.4 million in depreciation and $1.7 million in amortization, partially offset by a decrease of $0.8 million in depreciation on past investments in information technology.

General and administrative expenses. General and administrative expenses were $30.8 million, or 4.9% of revenue, for the three months ended September 30, 2010, compared to $23.7 million, or 6.0% of revenue, for the same period in 2009, representing an increase of $7.1 million, or 30.1%. The dollar increase resulted largely from higher labor costs in support of the growth in the business, as discussed above. As a percentage of revenue, general and administrative expenses decreased 110 basis points. This improvement is primarily attributable to increased leverage of investments in labor and technology made in anticipation of growth in the business.

Interest expense, net. Interest expense, net of interest income was $7.3 million, or 1.1% of revenue, for the three months ended September 30, 2010, compared to $5.8 million, or 1.5% of revenue, for the same period in 2009, representing an increase of approximately $1.5 million. This increase is primarily attributable to $100 million of 4.25% senior convertible notes we issued in November 2009. In June 2009, we issued $115 million of 4.0% senior convertible notes and repaid $55 million of 8% convertible notes. Because we have higher average debt balances in 2010, our interest expense has increased versus the prior year.

Other income, net. Other income, net, was $0.2 million for three months ended September 30, 2010 compared to $0.4 million for the three months ended September 30, 2009. The reduction in other income of $0.2 million as compared with the same period in the prior year is primarily attributable to $0.4 million of credit losses on our structured finance auction rate securities, partially offset by higher gains on sales of assets versus the same period in the prior year.

Income taxes. Income taxes were $20.7 million for the three months ended September 30, 2010, compared with $0.5 million for the three months ended September 30, 2009, representing an increase of $20.2 million. This increase is primarily due to a higher effective tax rate. In 2009, we released valuation allowances that were initially established against certain deferred tax assets in prior years, including net operating loss carryforwards. The release of these valuation allowances during the three months ended September 30, 2009 reduced our total income tax expense, resulting in an effective tax rate of 2.3% as compared with an effective tax rate of 40.8% for the three months ended September 30, 2010. Given that we fully released the valuation allowances against our deferred tax assets in 2009, our effective tax rate is significantly higher in 2010 as compared with 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Our revenue was $1.6 billion for the nine months ended September 30, 2010, compared to $1.1 billion for the same period in 2009, representing an increase of $450.1 million, or approximately 39.9%. Of the total increase, approximately $238.9 million resulted from acquisitions. The remaining increase of $211.2 million, or 19%, is attributable to organic growth, primarily from our wireless, renewables, pipeline and install to the home businesses. Key customers driving growth in 2010 include AT&T, Enbridge, Edison Mission Energy and El Paso Corporation. Our organic revenue growth was partially offset by the impact of economic and competitive pressures, which have negatively impacted pricing and growth in certain of our businesses, and by industry trends, which have resulted in lower demand in certain of our businesses, such as wireline communications. We actively monitor economic and industry trends and any related impact on our business.

Costs of revenue. Our costs of revenue were $1.3 billion, or 84.6% of revenue, for the nine months ended September 30, 2010, compared to $954.2 million, or 84.7% of revenue, for the corresponding period in 2009, a $380.6 million increase, or approximately 39.9%. The dollar increase is attributable to higher costs associated with increased revenues, as discussed above. As a percentage of revenue, costs of revenue decreased 10 basis points. This improvement is attributable to increased leverage and higher utilization of resources resulting from our revenue growth. Our margins have also been favorably impacted by business mix, as well as from productivity gains, such as deployment of resources across multiple business lines. As discussed above, certain of our businesses have been negatively impacted due to economic factors, although we have maintained our capacity for work anticipating improved conditions in the coming quarters. There is no certainty, however, that improved conditions will materialize.

Depreciation and amortization. Depreciation and amortization was $43.2 million for the nine months ended September 30, 2010, compared to $32.1 million for the same period in 2009, representing an increase of $11.0 million, or 34.3%. The increase was primarily driven by recent acquisitions, which resulted in the addition of $9.9 million in depreciation and $4.3 million in amortization, partially offset by a decrease of $2.4 million in depreciation on past investments in information technology.

General and administrative expenses. General and administrative expenses were $89.5 million, or 5.7% of revenue, for the nine months ended September 30, 2010, compared to $71.6 million, or 6.4% of revenue, for the same period in 2009, representing an increase of $17.9 million or 25.0%. The dollar increase resulted largely from higher labor and other costs in support of the growth in the business, as discussed above. As a percentage of revenue, general and administrative expenses decreased 70 basis points. This improvement is attributable to improved leverage of investments in labor and technology made in anticipation of growth in the business.

Interest expense, net. Interest expense, net of interest income was $21.9 million, or 1.4% of revenue, for the nine months ended September 30, 2010, compared to $17.3 million, or 1.5% of revenue, for the same period in 2009, representing an increase of approximately $4.6 million. This increase is primarily attributable to $215 million of senior convertible notes issued in 2009, partially offset by a reduction in interest expense from the repayment of $55 million of 8% convertible notes in June 2009. Because we have higher average debt balances in 2010, our interest expense has increased versus the prior year.

Other (income) expense, net. Other expense, net, was $0.1 million for the nine months ended September 30, 2010 compared to other income, net, of $1.6 million for the nine months ended September 30, 2009. The reduction in other income of $1.7 million as compared with the same period in the prior year is primarily attributable to $0.8 million of credit losses recognized on our structured finance auction rate securities, $0.3 million of lease termination costs and lower gains on sales of assets as compared with the same period in 2009.

Income taxes. Income taxes were $35.9 million for the nine months ended September 30, 2010, compared with $1.0 million for the nine months ended September 30, 2009, representing an increase of $34.9 million. This increase is primarily due to a higher effective tax rate. In 2009, we released valuation allowances that were established against certain deferred tax assets in prior years, including net operating loss carryforwards. The release of these valuation allowances for the nine months ended September 30, 2009 reduced our total income tax expense, resulting in an effective tax rate of 1.9% as compared with an effective tax rate of 40.9% for the nine months ended September 30, 2010. Given that we fully released the valuation allowance relating to these deferred tax assets in 2009, our effective tax rate is significantly higher in 2010.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is a non-GAAP financial measure that reflects earnings excluding the impact of interest expense (net of interest income), provision for income taxes, depreciation and amortization. Management considers EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as we believe analysts, lenders, investors and others do, to evaluate our performance because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies and over time. For example, our effective tax rate and corresponding income tax provision have increased significantly from 2009 to 2010. This increase resulted from the release of valuation allowances in 2009 that were established against certain deferred tax assets, including net operating loss carryforwards, in prior years. The release of these valuation allowances in 2009 reduced our effective tax rate and resulting income tax expense in 2009. Our tax rate in 2010 is more reflective of the tax rate we would anticipate in the future. See accompanying table for a summary of our 2010 and 2009 effective tax rates. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. EBITDA is also not defined the same way in our indentures, and should therefore not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of our EBITDA in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
EBITDA Reconciliation

Net income	$30.0	4.7%	$21.6	5.4%	$52.0	3.3%	$52.6	4.7%
Interest expense, net of interest income	7.3	1.1%	5.8	1.5%	21.9	1.4%	17.3	1.5%
Provision for income taxes	20.7	3.3%	0.5	0.1%	35.9	2.3%	1.0	0.1%
Depreciation and amortization	14.8	2.4%	10.8	2.7%	43.2	2.7%	32.1	2.8%

Earnings before interest, taxes, depreciation and amortization (EBITDA)	$72.8	11.5%	$38.7	9.7%	$153.0	9.7%	$103.0	9.1%

The table below summarizes our effective tax rates for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective tax rate	40.8%	2.3%	40.9%	1.9%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future.

Capital Expenditures. We estimate that we will spend approximately $30 million this year on capital expenditures. The increase versus prior year capital expenditures is due to higher business activity levels in 2010 as compared with 2009. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease in the future. We also expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at our option. During the three months ended September 30, 2010 and 2009, we made cash payments of $9.3 million and $6.6 million, respectively, related to such earn-out obligations. During the nine months ended September 30, 2010 and 2009, we made cash payments of $34.1 million and $20.6 million, respectively, related to such earn-out obligations.

Income Taxes. We have approximately $41.2 million of net operating loss carryforwards as of September 30, 2010. We expect to utilize our remaining net operating loss carryforwards by the end of 2010, which will reduce our cash tax payments for 2010. As a result, we expect our cash tax payments to increase in the future. For the nine months ended September 30, 2010, we used $79.4 million of net operating loss carryforwards, which resulted in a decrease of $27.8 million of associated deferred tax assets.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Accordingly, we generally experience seasonal working capital needs from approximately April through December to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our inventory balances have grown in 2010, from approximately $32 million as of December 31, 2009 to $63 million as of September 30, 2010, primarily to support growth in our wireless business. Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Summary of Financial Condition, Liquidity and Capital Resources

The general weak economic and business conditions have not had a significant impact on our overall financial position, results of operations or cash flows as of and for the nine months ended September 30, 2010, although certain of our businesses have been negatively impacted as discussed in our Results of Operations - Comparison of Quarterly Results. Given the generally good credit quality of our customer base, we do not expect a collections issue that would impact our liquidity in the next twelve months. However, should customers file for bankruptcy or experience difficulties, or should anticipated recoveries in existing bankruptcies and other workout situations fail to materialize, we could experience reduced cash flows and losses in excess of current allowances, which could negatively impact our financial condition.

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

Sources and Uses of Cash

As of September 30, 2010, we had $219.9 million in working capital, defined as current assets less current liabilities, compared to $202.7 million as of December 31, 2009. Cash and cash equivalents, including approximately $18.0 million and $18.2 million of restricted cash at September 30, 2010 and December 31, 2009, respectively, increased from $88.5 million at December 31, 2009 to $119.8 million at September 30, 2010. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$100.7	$85.6
Net cash used in investing activities	(47.7)	(38.8)
Net cash (used in) provided by financing activities	(21.7)	1.2

Operating activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher from April through December due to the seasonality of our business. Conversely, a portion of working capital assets are typically converted to cash in the first quarter. Net cash provided by operating activities increased by $15.1 million to $100.7 million for the nine months ended September 30, 2010 as compared with the same period in 2009. The increase was primarily driven by an increase in net income adjusted for non-cash items, such as depreciation and amortization.

Investing activities. Net cash used in investing activities increased by $8.9 million to $47.7 million for the nine months ended September 30, 2010 as compared with the same period in 2009. The increase was driven by higher capital expenditures as well as an increase in cash used for payments of earn-out obligations.

Financing activities. Net cash used in financing activities increased by $22.9 million to $21.7 million for the nine months ended September 30, 2010 as compared with net cash provided by financing activities of $1.2 million for the nine months ended September 30, 2009. The increase in net cash used in financing activities was driven primarily by a reduction in net proceeds from borrowings. In June 2009, we issued $115 million of 4.0% senior convertible notes, the proceeds of which were offset by repayment of the $55 million convertible notes and approximately $20 million of outstanding borrowings on our credit facility.

Auction Rate Securities

Our securities available for sale consist of auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. Our structured finance securities have attached credit default swaps on corporate debt obligations with remaining terms of 6 to 7 years. Both the structured finance securities and the credit default swaps are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. Under the terms of these credit default swaps, the principal value of these auction rate securities would be partially or fully forfeited at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. As of September 30, 2010, actual rates of default on the underlying corporate debt obligations ranged from 2.61% to 4.89%.

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

As of September 30, 2010, we hold $33.7 million in par value of these auction rate securities, with an estimated fair value and carrying value of $24.4 million. As of September 30, 2010, we have aggregate unrealized losses on these securities of $2.3 million. Of the $2.3 million, $1.3 million relates to our structured finance auction rate securities. Due to deterioration in the credit quality of these securities, we deemed their decline in value to be an other-than-temporary impairment, and accordingly, have recorded cumulative charges of $6.9 million in earnings as an other-than-temporary impairment. The cost basis of these securities has been written down by a corresponding amount. As of September 30, 2010, we have remaining cumulative unrealized losses of $2.3 million on the $26.7 million adjusted cost basis of our auction rate securities. These cumulative unrealized losses are recognized in other comprehensive income, net of deferred income taxes. At this time, we are uncertain as to when the liquidity issues associated with these investments will improve, whether we will be able to exit these investments at their cost basis, or whether we will record additional temporary or other-than-temporary losses as a result of these investments. We anticipate holding these securities until we can realize their cost basis and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan.

See Note 7 - Securities Available for Sale in the notes to our condensed unaudited consolidated financial statements for additional details.

Credit Facility

In November 2009, we entered into an amendment to our senior secured credit facility, expiring May 10, 2013, which we refer to as our Credit Facility, pursuant to which the lenders consented to our acquisition of Precision. Under the amendment, the lenders’ consent to our acquisition of Precision was conditioned upon our raising a minimum of $75 million in financing. Additionally, the amendment provided that interest on outstanding balances on the Credit Facility would accrue at new variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at LIBOR plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. At September 30, 2010, the margin over LIBOR was 2.50% and the margin over the base rate was 1.25%. In addition, the Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. At September 30, 2010, the unused facility fee was 0.75%. As of December 1, 2010, our margin over LIBOR will be reduced to 2.25%.

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

Under a previous amendment effective July 2008, the Credit Facility has a maximum amount of available borrowing capacity of $210 million, subject to certain restrictions. The maximum available borrowing capacity may be increased to $260 million, provided that we are in compliance with all provisions and covenants of the Credit Facility and that such additional borrowing would not violate the indenture that governs our senior notes. We may consider increasing our borrowing capacity to $260 million as provided under the Credit Facility, and/or further expanding our borrowing capacity to accommodate future business growth. Our existing lenders, however, are not obligated to provide additional capacity. As a result, our ability to secure additional financing cannot be assured.

As in the past, the amount that we can borrow at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At September 30, 2010 and December 31, 2009, net availability under the Credit Facility totaled $135.6 million and $89.8 million, respectively, net of outstanding standby letters of credit aggregating $74.4 million and $79.8 million at September 30, 2010 and December 31, 2009, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At September 30, 2010, we did not have an outstanding balance on the Credit Facility.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, which is calculated as available cash flow divided by debt carrying costs, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the Credit Facility. At September 30, 2010, we were in compliance with all provisions and covenants of the Credit Facility.

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

In June 2009, we issued $115 million of 4% senior convertible notes due June 15, 2014 in a registered offering. The senior convertible notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of these notes, which are included in other assets in the condensed unaudited consolidated balance sheet and are being amortized over the term of the notes. The proceeds of the 4% senior convertible notes were used to repay the $55 million of 8% convertible notes issued in connection with the Wanzek acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Credit Facility of approximately $20 million in June 2009. The remaining net proceeds were used for working capital, acquisitions of businesses and general corporate purposes.

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. At September 30, 2010, we were in compliance with all such provisions and covenants.

Senior Notes

As of September 30, 2010, we had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries. At September 30, 2010, we were in compliance with all the provisions and covenants of the senior notes.

Acquisition Debt

In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. In October 2010, we repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. See Note 13 – Subsequent Events in the notes to our condensed unaudited consolidated financial statements. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Pumpco.

In connection with the acquisition of Wanzek, we entered into an 8% convertible note in the principal amount of $55 million, which was repaid in June 2009, and also assumed approximately $15 million of Wanzek’s debt. In connection with the acquisition of Precision, we assumed approximately $34 million in indebtedness for equipment debt and capital lease obligations.

Except for one note with an immaterial principal balance at September 30, 2010, there are no financial covenants associated with the acquisition debt described above.

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

Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers and surety bond providers. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of September 30, 2010, we had $74.4 million of standby letters of credit issued under our Credit Facility, of which $59.5 million were related to our insurance programs. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit would reduce the borrowing availability under our Credit Facility.

Performance Bonds. In the ordinary course of business, we are required by certain customers to post performance and payment bonds in connection with services we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. In August 2010, we increased our performance bonding capacity to accommodate growth in our businesses with bonding requirements. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers.

As of September 30, 2010, estimated costs to complete projects secured by our $484.4 million of performance and payment bonds was $132.3 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Collective Bargaining Agreements. Certain of our subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls, which cannot be determined for future periods because the number of union employees employed at any given time and the plans in which they may participate vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. In the event of a complete or partial withdrawal from any of these plans, or if the plans were to otherwise become underfunded, the subsidiaries (and potentially MasTec) could be assessed liabilities for the withdrawal or for additional contributions related to the underfunding of these plans. None of the subsidiaries party to the agreements have any current plans to withdraw from the plans. The Pension Protection Act of 2006 also added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

Other Guarantees. In the ordinary course of business, from time to time, we guarantee the obligations of our subsidiaries, including obligations under certain contracts with customers, certain lease obligations, and in some states, obligations in connection with obtaining contractors’ licenses. We also generally warrant the work we perform for a one- to two year-period following substantial completion of a project. We have not historically accrued any reserves for potential warranty claims as they have been immaterial. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of September 30, 2010, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

Seasonality

Some of our customers tend to reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, we experience reduced revenue in the first quarter of each calendar year. We expect this pattern to be more dramatic in the future as a greater proportion of our projects are in northern climates due to our recent acquisitions.

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs, and to a lesser extent, material and fuel costs. Although we did experience increases in these costs in 2010 as compared with 2009, these increases were primarily due to revenue growth and changes in business mix. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

None of our outstanding debt at September 30, 2010 was subject to variable interest rates as we had no outstanding draws on our Credit Facility as of September 30, 2010. Interest under the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.0%, depending on certain financial thresholds. At September 30, 2010, the margin over LIBOR was 2.50% and the margin over the base rate was 1.25%. As of December 1, 2010, our margin over LIBOR will be reduced to 2.25%.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $22.5 million equipment term loan.

Foreign Currency Risk

We have limited operations in certain foreign countries, primarily Latin America and the Caribbean. Our foreign activities include investments in certain Latin American companies focusing on construction activities, as well as providing construction and installation services in selected countries within Latin America and the Caribbean. Due to the limited nature of our foreign operations, we believe that our foreign currency risk is not material.

Auction Rate Securities

Our securities available for sale consist of investment grade auction rate securities that represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. These structured finance securities have attached credit default swaps on corporate debt obligations with remaining terms of 6 to 7 years. Both the structured finance securities and the credit default swaps are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. Under the terms of these credit default swaps, the principal value of these auction rate securities would be partially or fully forfeited at net default rates of the underlying corporate debt obligations ranging from 8% to 10.75%. As of September 30, 2010, actual rates of default on the underlying corporate debt obligations ranged from 2.61% to 4.89%. The current credit crisis and economic downturn increases both the liquidity and default risks of these securities. We have recorded total other-than-temporary impairment charges of $6.9 million on our structured finance securities, and have aggregate unrealized losses of $2.3 million on the $26.7 million cost basis of our auction rate securities as of September 30, 2010. See Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of September 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance. Additionally, certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore may not result in revenues or profits.

For the three months ended September 30, 2010, we derived approximately 25%, 22%, 7% and 5% of our revenue from DIRECTV®, AT&T, El Paso Corporation and Tenaska Energy, respectively. For the nine months ended September 30, 2010, we derived approximately 26%, 19% and 6% of our revenue from DIRECTV®, AT&T and Enbridge, respectively. For the three months ended September 30, 2009, we derived approximately 31%, 19% and 5% of our revenue from DIRECTV®, AT&T and Verizon, respectively. For the nine months ended September 30, 2009, we derived approximately 32%, 15%, 5% and 5% of our revenue from DIRECTV®, AT&T, Verizon and Duke Energy, respectively. In addition, our ten largest customers accounted for approximately 74% and 75% of our revenue in the three months ended September 30, 2010 and 2009, respectively, and approximately 73% and 72% of our revenue in the nine months ended September 30, 2010 and 2009, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. We have recently experienced an increase in the proportion of our revenues from non-recurring project specific work, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

Additionally, from time to time, we may announce the award of certain contracts. These contracts may contain financing or other conditions and therefore may not result in revenues or profits if our customers are unable to obtain the associated financing or any other conditions associated with such projects are otherwise not met.

We may be unable to obtain sufficient bonding capacity to support certain service offerings, and the need for performance and surety bonds may reduce our availability under our credit facility.

Some of our contracts require performance and payment bonds. In August 2010, we increased our performance bonding capacity to accommodate growth in our businesses with bonding requirements. If our business continues to grow, our bonding requirements may increase in the future. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility.

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

Substantially all of our union and collective bargaining agreements require us to participate with other companies in multi-employer pension plans. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in “critical” status, benefit reductions may apply and/or we may be required to make additional contributions if a plan is determined to be underfunded, which could materially adversely affect our liquidity, cash flows and results of operations. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds we may be obligated to contribute in the future cannot be estimated.

We have recorded unrealized losses to reduce the carrying value of certain auction rate securities we hold, and we may incur additional impairment charges with respect to auction rate securities in future periods.

The current overall credit concerns in capital markets may affect our ability to liquidate certain auction rate securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction-rate securities which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance securities. Our structured finance securities have attached credit default swaps on corporate debt obligations with remaining terms of 6 to 7 years. Both the structured finance securities and the credit default swaps are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. As of September 30, 2010, all of our securities available for sale, with a par value of $33.7 million and an estimated fair value of $24.4 million, had insufficient bidders at the scheduled rollover dates.

During 2009, all of our structured finance auction rate securities, with a par value of $16.2 million were downgraded to non-investment grade by one or more of the credit rating agencies. If there were events of default on the underlying portfolio of the credit default swaps that exceeded the stated net default rates, which range from 8% to 10.75%, we could suffer a loss on some or all of the principal value of these corporate debt obligation auction rate securities. As of September 30, 2010, actual rates of default on the underlying corporate debt obligations ranged from 2.61% to 4.89%. As of September 30, 2010, we have aggregate unrealized losses on these securities of $2.3 million. Of the $2.3 million, $1.3 million relates to our structured finance auction rate securities. Due to deterioration in the credit quality of these securities, we deemed the decline in value for these securities to be an other-than-temporary impairment, and accordingly, as of September 30, 2010, have recorded cumulative charges of $6.9 million in earnings as an other-than-temporary impairment, including $0.8 million that was recognized during 2010. As of September 30, 2010, we have cumulative unrealized losses of $2.3 million on the $26.7 million remaining cost basis of our auction rate securities. These cumulative unrealized losses are recognized in other comprehensive income, net of applicable income taxes.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the securities, and for the structured finance securities, changes to the credit ratings of the underlying assets supporting those securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. At this time, we are uncertain as to when the liquidity issues associated with these investments will improve, whether we will be able to exit these investments at their cost basis, or whether we will incur additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, the $24.4 million fair value of these securities is classified as a long-term asset as of September 30, 2010.

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

Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. At September 30, 2010, we estimated that the remaining cost to complete these state Department of Transportation projects was $0.2 million on the related $3.0 million in performance and payment bonds. Should actual costs to complete exceed estimates, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three month period ended September 30, 2010:

Period	Total Number Of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

July 1, 2010 through July 31, 2010	1,127	$12.76	—	—
August 1, 2010 through August 31, 2010	1,653	13.01	—	—
September 1, 2010 through September 30, 2010	1,831	9.89	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with shares of restricted stock issued to certain employees and directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
23.1	Consent of Independent Valuation Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: November 3, 2010

/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)