Form 10-K
period 2010-12-31
MASTEC INC
filed 2011-02-23
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $516,382,533 (based on a closing price of $9.40 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2010).

There were 78,246,126 shares of common stock outstanding as of February 21, 2011.

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2011 annual meeting of shareholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•	market conditions, technical and regulatory changes that affect us or our customers’ industries;

•	further or continued economic downturns, reduced capital expenditures, reduced financing availability, customer consolidation and technological and regulatory changes in the industries we serve;

•	the highly competitive nature of our industry;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future environmental requirements;

•

the impact of the American Recovery and Reinvestment Act of 2009 and any federal, state or local incentives or regulations affecting renewable energy, electrical transmission, broadband and related projects and expenditures;

•	trends in electricity, oil and natural gas prices;

•	the timing and extent of fluctuations in geographic, weather, equipment and operational factors affecting the industries in which we operate;

•

risks associated with operating in international markets, which could restrict our ability to expand globally and harm our business and prospects or any failure to comply with laws applicable to our foreign activities;

•	our ability to estimate the costs associated with our fixed price and other contracts and performance on such projects;

•	our ability to replace non-recurring projects with new projects;

•	the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases prices paid for services on short or no advance notice under our contracts;

•	our dependence on a limited number of customers;

•	the impact of any unionized workforce, or related labor organization efforts, on our operations, including labor availability and relations;

•	liabilities associated with multiemployer union pension plans, including underfunded liabilities, for our operations that employ unionized workers;

•

our ability to retain qualified personnel and key management, including from acquired businesses, enforce any noncompetition agreements, integrate acquired businesses within expected timeframes and achieve the revenue, cost savings and earnings levels from such acquisitions at or above the levels projected;

•	our ability to attract and retain qualified managers and skilled employees;

•	the outcome of our plans for future operations, growth and services, including business development efforts, backlog and acquisitions;

•	our ability to obtain performance and surety bonds;

•	restrictions imposed by our credit facility, senior notes, convertible notes and any future loans or securities;

•	increases in fuel, maintenance, materials, labor and other costs;

•	any material changes in estimates for legal costs or case settlements or adverse determinations on any claim, lawsuit or proceeding;

•	the adequacy of our insurance, legal and other reserves and allowances for doubtful accounts;

•	liquidity issues related to our investment in securities available for sale;

•	any exposure related to our divested state Department of Transportation projects and assets;

•

any dilution or stock price volatility that shareholders may experience in connection with shares we may issue as consideration for earn-out obligations or as purchase price consideration in connection with past or future acquisitions, or as a result of conversions of convertible notes or other stock issuances;

•	our ability to settle conversions of our convertible notes in cash due to contractual restrictions, including those contained in our credit facility, and the availability of cash; and

•

the other factors referenced in this Annual Report, including, without limitation, under Item 1. “Business”, Item 1A “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the Securities and Exchange Commission.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. These and other risks are detailed in this Annual Report on Form 10-K, in the documents that we incorporate by reference into this Annual Report on Form 10-K and in other documents that we file with the Securities and Exchange Commission. We do not undertake any obligation to publicly update or revise these forward-looking statements after the date of this Annual Report on Form 10-K to reflect future events or circumstances, except as required by applicable law. We qualify any and all of our forward-looking statements by these cautionary factors.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. Our activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries.

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and operate through a network of over 260 locations and approximately 9,400 employees as of December 31, 2010. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our top ten customers include some of the largest communications, utility and pipeline companies in the United States, including DIRECTV®, AT&T, El Paso Corporation, Enbridge, Edison Mission Energy, Tenaska Energy, Duke Energy, Talisman Energy, Great River Energy and CenturyLink. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements.

We have actively pursued a diversification and expansion strategy since 2007. This strategy has enabled us to deepen our presence in key markets and expand our service offerings through several complementary acquisitions and investments in the wind energy, wireless, oil and natural gas pipeline, heavy industrial and high voltage transmission markets, among others. In addition to integration and growth opportunities associated with acquired businesses and the corresponding end markets, we continue to seek new opportunities in traditional business areas, such as telecommunications and install-to-the-home services.

For additional information and recent developments refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Trends

Our industry is composed of national, regional and local companies that provide outsourced infrastructure services to customers in the utilities, pipeline and communications industries as well as to government customers.

We believe the following industry trends impact demand for our services:

Increased Production and Demand for Natural Gas

Natural gas is one of the cleanest burning hydrocarbon fuels and is in demand because of its relative cost advantage over other fossil fuel sources. The level of natural gas pipeline construction activity in the United States is expected to increase due to the desire to promote domestic sources of energy. According to the 2010 North American Electric Reliability Corporation (“NERC,” which is the organization of U.S. electric grid operators), Long-Term Reliability Assessment, natural gas has become the predominant option for new build power generation as gas-fired plants are typically easy to construct, require little lead-time, emit less carbon dioxide, and are generally less expensive to construct when compared to coal and oil generation facilities. In its report, NERC notes that certain states have placed or are expected to place a moratorium on building new coal plants, citing environmental and emissions concerns as justification. These trends are anticipated to continue over the next several years, further increasing the expected number of new build natural gas plants.

According to NERC’s 2010 report, development of unconventional gas production in North America has the potential to increase availability of gas supply in the future. Higher estimates of available North American natural gas come from access to unconventional sources such as shale formations, which previously had been difficult and expensive to reach. Gas in shale formations represents an estimated two-thirds of North America’s potentially recoverable gas reserves. NERC estimates that natural gas-fired on-peak capacity will exceed coal-fired on-peak capacity during 2011. Coupled with higher availability of unconventional natural gas supplies, developers could substantially increase gas-fired plant additions, changing the North American fuel mix while increasing dependency on a single, largely domestic fuel type. Natural gas consumption is at all-time highest levels and is expected to increase over the next ten years. The U.S Department of Energy (“DOE”) expects 900 of the next 1,000 U.S. power plants to be natural gas powered, and according to the Federal Energy Regulatory Commission’s (“FERC”) Major Pipeline Project Report, there are almost 4,000 miles of major pipeline projects pending as of February 2011.

We believe that as new unconventional shale gas reserves are developed, the demand for additional gas transport projects will grow. We also believe that U.S. energy policy goals will continue to promote domestic sources of energy in order to reduce U.S dependence on foreign energy sources, both for economic and national security reasons. According to the Interstate Natural Gas Association of America’s (“INGAA”) Natural Gas Pipeline and Storage Infrastructure Projections Through 2030 report, the U.S. and Canada will need from 28,900 to 61,900 miles of additional natural gas pipeline by 2030 to accommodate the anticipated changes in natural gas supply and demand. The INGAA report estimates that annual expenditures for pipeline infrastructure will average between $5 billion and $7.5 billion per year.

Our recent acquisitions have expanded our presence and deepened our capabilities in natural gas and petroleum pipeline infrastructure, including the construction and maintenance of large diameter pipeline, mid-stream pipeline, compressor and pump stations and treatment plants. We anticipate that increased demand for, and development of, natural gas and petroleum pipeline infrastructure will provide robust pipeline and heavy industrial construction opportunities, and we believe that our diverse capabilities and expertise in this sector will enable us to be a leading player in this growing market.

Renewable Energy Projects

The desire to decrease the country’s dependence on foreign oil imports and the focus on a clean environment have created demand for more domestic, environmentally sensitive electrical power production such as wind and solar collection farms. According to a January 2011 report published by the U.S. Environmental Protection Agency (“EPA”), as of September 2010, 36 states plus the District of Columbia and Puerto Rico have enacted a renewable portfolio standard or goal. These standards require or target that certain specified percentages of energy sales or installed capacity come from renewable sources such as wind, solar, geothermal or biofuel. NERC’s 2010 Long-Term Reliability Assessment projects approximately 180,000 megawatts (“MW”) of new wind and solar capacity over the next ten years, and indicates that wind and solar resources account for 95 percent of anticipated renewable resource additions by 2019. Through our most recent acquisitions, we have deepened our expertise in wind, solar and industrial plant construction and expect to be a leading player in renewable energy infrastructure projects, resulting from increased demand for domestic sources of clean power generation. We also believe that the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which calls for expansion of domestic renewable energy sources through tax incentives and loan guarantees, has and will provide our business with the potential for sustained growth from wind, solar and biofuel infrastructure development.

Wind Opportunities

The new generation of wind turbines can produce electrical power at more competitive rates as compared with older turbines. Currently, approximately 2% of the United States’ electrical needs are met by wind power generation. Wind power generation is only feasible where adequate average wind speed and consistency are present. The principal onshore wind resource in the United States is located in the central plains area of the country, roughly from the Texas panhandle to the Canadian border. This wind corridor is a relatively remote area where population density and industrial energy demand are relatively low. As a result, relatively few traditionally fueled generation facilities exist in these areas; therefore, extensive collection and transmission projects are necessary to connect these renewable energy generation projects to the electrical grid. A July 2008 report by the DOE, however, presents a roadmap for increasing wind power generation to 20% of demand by 2030, which would require hundreds of billions of dollars in new wind farm investment and transmission lines. In July 2009, the DOE announced the selection of 28 new wind energy projects, which will help address market and deployment challenges, including wind turbine research, testing and transmission analysis, planning and assessments.

According to the American Wind Energy Association, as of December 31, 2010, the United States had approximately 40,200 MW of installed wind farm generating capacity, with approximately 5,100 MW added in 2010. There were approximately 5,600 MW under construction as of December 31, 2010, and NERC projects that approximately 166,000 MW of new wind resources will be added to the power system by 2019. In connection with this growth, Emerging Energy Research forecasts that more than $66 billion will be invested in additional wind energy capacity in the United States through 2013. We believe that demand for new domestic sources of clean power generation and the related substations and transmission lines necessary to connect them to the electrical grid will provide significant growth prospects for the foreseeable future.

Solar Opportunities

The U.S. photovoltaic (“PV”) market has grown at an average annual rate of 69% over the past ten years, rising from 3.9 MW in 2000 to 435 MW in 2009. According to the Solar Energy Industries Association (“SEIA”), as of the end of the third quarter of 2010, the U.S. had already achieved a record year for PV installations. Total additions in 2010 are expected to exceed 800 MW. The increase in demand has been driven, in part, by federal and state-level incentives as well as improved project economics. With continued declines in PV manufacturing costs and strong renewable energy incentives, SEIA believes that the U.S. could become the next major PV growth market. In addition to PV market growth, approximately 80 MW of concentrating solar power (“CSP”) are projected to be added in 2010. In its 2010 report, NERC projects over 12,000 MW of solar power additions over the next ten years. We believe that we are well positioned with our solar customers for future projects.

American Recovery and Reinvestment Act Incentives

The ARRA was enacted in February 2009 and contained federal tax incentives applicable to the renewable energy industry. Certain key renewable energy provisions contained in the ARRA were extended in December 2010. These provisions should have a positive impact on our customers’ spending in a number of important areas and offer additional incentives that should benefit our business. One of the federal tax incentives contained in the ARRA is the extension of the production tax credit for wind projects placed into service before 2013. The production tax credit provides the owner of a U.S. wind facility with a ten-year credit against its federal income tax obligations based on the amount of electricity produced at such facility by the owner and sold to unrelated persons during that period. The ARRA allows wind and solar projects to elect to claim the investment tax credit equal to 30% of the cost of certain qualifying assets in lieu of claiming the production tax credit. The ARRA also includes a U.S. Treasury grant program which allows taxpayers that own production tax credit-eligible and investment tax credit-eligible facilities to receive grants from the U.S. Treasury equal to the amount of the investment tax credit that would otherwise be available to the facility. The accelerated depreciation provision for renewable energy generation assets provides for a five year depreciable life for these assets, rather than the 15 to 20 year depreciable lives of many non-renewable energy assets. First year bonus depreciation is also available for eligible renewable energy systems. Under this provision, 100% of the eligible basis may be deducted in the first year for eligible systems acquired and placed in service between September 8, 2010 and December 31, 2011 and 50% of the eligible basis may be deducted in the first year for eligible systems acquired and placed in service during 2012. Historically, incentives such as these have increased the construction activity in this sector and are expected to do so in the future. The ARRA also contains several provisions aimed at improving the electrical transmission system in the U.S., in part to facilitate the transfer of renewable energy from rural areas to high demand areas, including at least $6 billion in funds for renewable energy and transmission loan guarantees, which are expected to facilitate more than $60 billion in loans for these projects.

Inadequacy of Existing Electric Power Transmission and Distribution Networks

The United States’ electric transmission and distribution infrastructure requires significant ongoing maintenance, upgrades and extensions to manage power line congestion and avoid delivery failures. Demand for electricity is expected to continue to grow as the economy recovers and as the population grows. According to the 2010 Annual Energy Outlook published by the U.S. DOE’s Energy Information Administration, the population of the United States will increase by about 28% from 2008 to 2035, with energy consumption increasing by a corresponding 14%. NERC reports in its 2010 Long-Term Reliability Assessment that peak demand for electricity in the U.S. is forecast to increase by approximately 14% over the next ten years. To accommodate the increase in demand, NERC estimates that 34,000 circuit miles will need to be added to the electrical transmission system in the U.S. over the next ten years. Significant capital investment in the U.S. transmission and distribution system will be required to meet the needs of the growing population as well as the projected increase in use of renewable resources. In 2008, the Edison Electric Institute (“EEI”) projected that $27 billion of investments in new transmission systems will be made from 2009 to 2013 and that approximately $300 billion of investments are expected over the twenty year period from 2010 to 2030.

New renewable energy generation projects, including wind and solar collection farms, are typically located in remote areas. Significant investment in new transmission lines will be required to connect this power to the electrical grid and transport it to more populated or industrial areas with higher demand. In a February 2010 report, the EEI estimated that $37 billion will be invested from 2009 through 2020 to address the integration of renewable resources through the addition or upgrade of nearly 13,000 circuit miles of transmission. One example of this is the Texas Public Utility Commission’s 2008 approval of approximately $4.9 billion for the construction of electric transmission lines to carry power generated by new wind farms in remote western and northern parts of the state to major population and industrial centers in Texas. Also driving the growth in renewable energy related transmission growth are the current state level renewable portfolio standards. According to an October 2010 report by The Brattle Group, if the current renewable portfolio standards were increased to a 20% federal renewable portfolio standard, the investment requirement over the next 10 to 15 years would increase to between $80 billion and $130 billion.

In addition to projects aimed at increasing electric power transmission capacity and the integration of new renewable energy resources, efforts to modernize the transmission system are also expected. The category of projects using digital technology to improve reliability, security and efficiency of the electric system are known as “Smart Grid” projects. The ARRA allocates $11 billion in funds for modernization and expansion of the nation’s electrical grid in order to develop a Smart Grid.

We believe that spending levels will continue to increase as utilities work to address infrastructure maintenance, reliability and capacity requirements as well as future reliability standards required by the Energy Policy Act of 2005 and state mandated renewable portfolio standards.

Demand for Increased Wireless and Wired Voice, Video and Data Services

Demand for faster and more robust voice, video and data service has increased significantly with the proliferation of the internet, broadband, video and music download services, high definition television and other advanced video services. Data usage over wireless networks is rapidly increasing as more consumers surf the web, check email and watch video on mobile devices. As smartphones, laptops and other devices become increasingly important to consumers, an October 2010 study by the Federal Communications Commission (“FCC”) estimates that mobile data demand will exceed available wireless capacity in the near-term, growing to between 25 and 50 times current level of demand within 5 years. To serve this developing market and the ever-increasing need for more and faster bandwidth, voice, video and data services for fixed and mobile devices, service providers continue to upgrade the capacity and performance of their wired and wireless networks and are deploying competing networks using new technologies such as Worldwide Interoperability for Microwave Access, or WiMax. Investment is facilitated by declining equipment costs and expanded capabilities of wireline and wireless network equipment. At the same time, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide customers with bundled services that include video, voice and data. Similar dynamics of providers seeking to improve their offerings are prevalent in the cable and satellite markets as well. The ARRA has allocated $7.2 billion for the development of broadband facilities throughout the U.S. and the expansion of broadband access into areas that are currently not served by high-speed data networks, with $4 billion in grants awarded through September 30, 2010.

Competitive Strengths

Our competitive strengths include:

Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest contractors, communications, utility and energy companies in the United States, including DIRECTV®, AT&T, El Paso Corporation, Enbridge, Edison Mission Energy, Tenaska Energy, Duke Energy, Talisman Energy, Great River Energy, CenturyLink, Verizon, Iberdrola Renewables and NextEra Energy. We have longstanding relationships with many customers and often provide services to many of our significant customers under multi-year master service agreements and other service agreements. We believe that as a result of our expansion and diversification efforts, it is unlikely that a single customer will account for greater than 30% of our revenue in the near future.

National Footprint. Including our predecessor companies, we have been in business for more than 80 years and are one of the largest companies in the infrastructure construction services industry. Through our network of over 260 locations and approximately 9,400 employees as of December 31, 2010, we offer consistent, comprehensive infrastructure services to our customers nationwide. We believe our experience, technical expertise, geographic reach and size are important to our customers.

Ability to Respond Quickly and Effectively. The skills required to serve our end markets are similar, which allows us to utilize qualified personnel across multiple end markets and projects. We are able to respond quickly and effectively to industry changes, demand, and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost effective and timely services for our customers.

Reputation for Reliable Customer Service and Technical Expertise. We believe that over the years we have established a reputation for quality customer service and technical expertise. We also believe our reputation for technical expertise gives us an advantage in competing for new work from both our existing and potential customers. Additionally, the technical expertise gained through our most recent acquisitions has broadened our capabilities in areas of wind power and renewable energy, wireless technology, heavy industrial and pipeline infrastructure.

Experienced Management Team. Our management team, including our chief executive officer, president, chief operating officer, business unit presidents and financial officers, plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our chief executive officer, president, chief operating officer and business unit presidents average 20 plus years of industry experience and have a deep understanding of our customers and their requirements. Generally, key managers and founders of our recently acquired companies continue to work for us under long-term employment agreements or services agreements.

Strategy

The key elements of our business strategy are as follows:

Focus on Growth Opportunities. We believe that our end markets offer several compelling growth opportunities. We expect increased spending by key customers in the industries we serve. We expect development of renewable energy infrastructure, including wind and solar farm development and maintenance, natural gas and petroleum pipeline infrastructure development, expansion of wireless infrastructure, heavy industrial construction and electrical transmission and distribution grid upgrades and expansions to be areas of high investment and opportunity in the coming years. We intend to use our national presence, technical expertise, customer relationships and full range of services to capitalize on these trends to grow our business.

Operational Excellence. We intend to continue improving our operating margins and cash flows by focusing on profitable services and on projects that have higher margins, and by seeking leveraging opportunities within our business, while maintaining strong working capital management practices. We intend to continue to improve our operating effectiveness and utilization rates by allocating resources across multiple customers and projects, where possible. We intend to continue actions and programs that have been instituted to improve operating efficiencies and working capital management, such as increasing accountability throughout our organization, managing customer contract bidding procedures more effectively and increasing individual project profitability, hiring additional experienced operating and financial professionals, and expanding the use of our financial and other management information systems.

Maintain Conservative Capital Structure. We have increased our financial resources in recent years with the offering of our senior notes in 2007, the expansion of our credit facility in 2008 and two separate senior convertible note offerings in 2009. Further, during the past two years, two of the major ratings agencies reaffirmed our credit ratings. We intend to maintain a prudent capital structure.

Focus on Acquisition Integration. Through several acquisitions in the last few years, we have diversified our business and expanded our service offerings to our customers. Our strategy includes timely and efficient integration of these acquisitions to best fit into our internal control environment and to maximize the potential of the acquisitions.

Leverage Core Expertise Through Acquisitions and Strategic Alliances. We may pursue selected acquisitions and strategic alliances that allow us to expand our operations into targeted geographic areas or allow us to expand our service offerings in related fields.

Services

Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure for communications, utility and government customers. We provide similar services to each of these customers, including:

Build. We build renewable energy infrastructure, including wind and solar farms, natural gas, crude oil and refined product transport pipelines, compressor and pump stations and treatment plants, underground and overhead distribution systems, such as trenches, conduits, cable, power lines and pipelines, which provide wireless and wireline communications and electrical power generation, transmission and distribution.

Install. We install buried and aerial fiber optic cables, coaxial cables, copper lines, electrical and other energy distribution systems, transmission systems and satellite dishes in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.

Maintain and Upgrade. We offer 24-hours-a-day, 7-days-a-week and 365-days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including renewable energy and natural gas and petroleum pipeline infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.

Customers

We provide engineering, building, installation, maintenance and upgrade services to our customers, which are companies in the communications and utilities industries, as well as government entities.

We have longstanding relationships with many customers, and approximately half of our revenue is derived from projects performed under service agreements and master service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated by work orders, each of which is performed for a fixed fee. Services provided under master service and other service agreements range from engineering and installation work to maintenance and upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers may negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short or no advance notice.

The remainder of our work is generated pursuant to contracts for specific projects that may require the construction and installation of specified units within an infrastructure system or an entire infrastructure system. Customers are billed with varying frequency: weekly, monthly or upon attaining specific milestones. Such contracts generally include retainage provisions under which 2% to 15% of the contract price is withheld until the work has been completed and accepted by the customer.

We believe that our industry experience, technical expertise and customer service are important to our being retained by large utility and communications companies as well as government entities. The relationships developed between our customers and our senior management and project management teams are also important to our being retained.

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenue from top ten customers	72%	72%	72%

Revenue from specific customers:
DIRECTV®	24%	30%	34%
AT&T	20%	16%	12%

Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for additional information regarding our purchase option agreement with Red Ventures LLC, which could adversely affect future revenues from DIRECTV®.

Backlog

Our 18-month backlog was approximately $2.4 billion as of December 31, 2010 and $2.1 billion as of December 31, 2009. We expect to realize approximately 72% of our year end 2010 backlog in 2011. Our backlog as of December 31, 2010 does not include approximately $0.3 billion of revenues from a project we have been awarded that is subject to financing contingencies. See Item 1A. Risk Factors - “Amounts included in our backlog may not result in actual revenue or translate into profits and our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future operating results.”

Sales and Marketing

Our customers increasingly require resources from multiple disciplines. Therefore, we market our services individually or in combination with other companies to provide what we believe is the most efficient and effective solution to meet our customers’ demands. Through our unified MasTec® brand and an integrated organizational structure designed to permit rapid deployment of labor, equipment and materials, we are able to quickly and efficiently allocate resources to meet customer needs.

We have developed a marketing plan emphasizing the MasTec® registered service mark and tradenames of certain acquired companies, as well as an integrated service offering to position ourselves as a provider of a full range of service solutions, providing services ranging from basic installation to sophisticated engineering, design and integration. We believe our long-standing relationships with our customers and reputation for reliability and efficiency facilitate our recurring business. Our marketing efforts are principally carried out by the management of our business units and project groups in coordination with our corporate marketing organization. Our management team has many years of industry experience, both at the service provider level and in some cases with the customers we serve. Our business unit and project group managers market directly to existing and potential customers for new contracts and also market our company to be placed on lists of vendors invited to submit proposals for service agreements and individual projects. Our executive management supplements these efforts at the national level.

Safety and Insurance/Risk Management

We strive to instill safe work habits in our employees. We require our employees to participate in training programs relevant to their employment and to complete any training programs required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. We have established a company-wide safety program to share best practices and to monitor and improve compliance with safety procedures and regulations.

Our business involves the use of heavy equipment and exposure to various workplace conditions that can be dangerous. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. See Item 1A. Risk Factors - “Our business is subject to hazards that could result in substantial liabilities and weaken our financial condition.”

We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to annual per employee maximum losses of $0.4 million. See Item 1A. Risk Factors - “We are self-insured against many potential liabilities.” We are required to post letters of credit and provide cash collateral to our insurance carriers related to our insurance programs. Total outstanding letters of credit related to our insurance programs amounted to $59.5 million and cash collateral deposited with insurance carriers amounted to $2.2 million at December 31, 2010. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Insurance Reserves.”

Suppliers, Materials and Working Capital

Under many of our contracts, our customers supply the necessary materials and supplies for a project and we are responsible for the installation of, but not the cost or warranty, of those materials. Under certain of our other projects, we acquire materials and supplies for our own account from third-party providers. We are not dependent on any one supplier for materials or supplies and have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

We utilize independent contractors to assist on projects and to help us manage work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. See Item 1A. Risk Factors - “We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying us for the related services.”

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Accordingly, we generally experience seasonal working capital needs from approximately April through December to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the contract is completed. We maintain inventory to meet the material requirements of some of our contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Competition

Our industry is highly competitive and highly fragmented. We often compete with a number of companies in markets in which we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Pike Electric, Inc., Bechtel Corporation, M.A. Mortenson Company and D.H. Blattner & Sons, Inc.

Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, nationwide presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected. See Item 1A. Risk Factors - “Our industry is highly competitive which may reduce our market share and harm our financial performance.”

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

We are also subject to numerous environmental laws governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges into air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. For example,

•

Some of the work we perform is in underground environments. If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil containing pollutants and result in a rupture and discharge of pollutants. In such a case, we may be liable for fines and damages.

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

See Item 1A. Risk Factors - “Our failure to comply with environmental laws could result in significant liabilities.”

We believe we have all licenses and permits needed to conduct operations and that we are in compliance with all material applicable regulatory requirements. However, if we fail to comply with any material applicable regulatory requirements, we could incur significant liabilities. See Item 1A. Risk Factors - “Our failure to comply with regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.”

We offer services and are branded under the MasTec® service mark and other service marks.

Financial Information About Geographic Areas

We operate primarily in the United States, however, we derived $2.8 million and $5.1 million of our revenues from foreign operations, primarily in Latin America and the Caribbean, during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2008, foreign revenues were immaterial. In addition, we held property and equipment of $1.4 million and $0.3 million in foreign countries as of December 31, 2010 and 2009, respectively.

Our business, financial condition and results of operations in foreign countries may be adversely affected by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A - “Risk Factors” for additional information.

Employees

As of December 31, 2010, we had approximately 9,400 employees, 1,100 of which were represented by a union or were subject to collective bargaining agreements. These collective bargaining agreements require us to pay specified wages and provide certain benefits to these employees, including contributions to multi-employer pension plans and employee benefit trusts. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements. See Item 1A, Risk Factors - “Certain of our businesses have employees who are represented by a union or are subject to collective bargaining agreements; the unionized workforce and any related obligations could adversely affect our operations.”

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

We believe that our focus on training and career development helps us to attract and retain employees. Our employees participate in ongoing educational programs, many of which are internally developed, to enhance their technical and management skills through classroom and field training. We provide opportunities for promotion and mobility within our organization, which we also believe helps us to retain our employees. We believe our relations with our employees are good.

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, are available free of charge on the internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission, which we refer to as the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all directors and employees and includes a code of ethics for our CEO, CFO and other senior executives, and which expressly applies to our senior financial officers (including our principal executive officer, principal financial officer and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on the Internet in the Investor section of our website under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

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

Risks Related to Our Industry and Our Customers’ Industries

Economic downturns could reduce capital expenditures in the industries we serve, which may result in a decrease in demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Given the recent financial market turmoil, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty in obtaining financing, which may result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect our results of operations, cash flows and liquidity.

In addition, our customers are affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. Because we have been negatively impacted by previous economic downturns, we constantly monitor our customers’ industries and their relative health compared to the economy as a whole. Reductions in new housing starts, for example, have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, as well as other industries we serve, including electric utility transmission and grid connection, water and sewer and natural gas pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across the country could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that our customers anticipate. During an economic downturn, like the current economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may determine to outsource less work. A decrease in any of these projects, new subscriptions and upgrades or any other services we provide could materially adversely affect our results of operations, cash flows and liquidity.

Our industry is highly competitive, which may reduce our market share and harm our financial performance.

Our industry is highly fragmented, and we compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also face competition from existing or prospective customers that employ in-house personnel to perform some of the same types of services we provide. There are relatively few barriers to entry into certain of the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors.

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

We derive, and anticipate that we will continue to derive, a substantial portion of our revenue from customers in the communications and utilities industries. The communications and utilities industries are subject to rapid changes in technology and governmental regulation. Changes in technology may reduce the demand for the services we provide. For example, new or developing technologies could displace the wireline systems used for the transmission of voice, video and data, and improvements in existing technology may allow communications providers to significantly improve their networks without physically upgrading them. Technological advances may also result in lower costs for sources of energy, which may render existing wind energy, solar energy and natural gas projects and technologies uncompetitive or obsolete. Additionally, the communications and utilities industries have been characterized by a high level of consolidation that may result in the loss of one or more of our customers. Our failure to rapidly adopt and master new technologies as they are developed in any of the industries we serve or the consolidation of one or more of our significant customers could have a material adverse effect on our results of operations, cash flows and liquidity.

Risks Related to Our Business

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the year ended December 31, 2010, we derived approximately 24%, 20% and 9% of our revenue from DIRECTV®, AT&T and El Paso Corporation, respectively. For the year ended December 31, 2009, we derived approximately 30%, 16%, 7% and 5% of our revenue from DIRECTV®, AT&T, Enbridge and Verizon, respectively, and for the year ended December 31, 2008, we derived approximately 34%, 12% and 8% of our revenue from DIRECTV®, AT&T and Verizon, respectively. In addition, our ten largest customers accounted for approximately 72% of our revenue in each of the three years ended December 31, 2010, 2009 and 2008, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. We have recently experienced an increase in the proportion of our revenues from non-recurring project specific work, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

Additionally, pursuant to our February 2011 amended and restated purchase option agreement with Red Ventures LLC (“Red Ventures”), Red Ventures has an option to purchase DirectStar TV LLC (“DirectStar”) and its subsidiaries (which, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®) from MasTec at any time from March 1, 2012 to November 30, 2012, for an amount equal to the sum of: (i) the shareholders’ equity of DirectStar as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of DirectStar from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,600,000. Should Red Ventures exercise its purchase option, our revenues and profits from DIRECTV® would be reduced.

Most of our contracts do not obligate our customers to undertake any infrastructure projects or other work with us.

More than half of our revenue is derived from multi-year master service agreements and other service agreements. Under our multi-year master service agreements and other service agreements, we contract to provide customers with individual project services, through work orders, within defined geographic areas on a fixed fee basis. Under these agreements, our customers have no obligation to undertake any infrastructure projects or other work with us. A significant decline in the projects customers assign us under these service agreements could result in a decline in our results of operations, cash flows and liquidity.

Most of our contracts may be canceled on short or no advance notice, so our revenue is not guaranteed. Additionally, certain of our contracts with customers are subject to their ability to secure financing or other conditions and therefore may not result in revenues or profits.

Most of our contracts are cancelable on short or no advance notice, ranging from immediate cancellation to cancellation upon 180 days notice, even if we are not in default under the contract. Many of our contracts, including our service agreements, are periodically open to public bid. We may not be the successful bidder on our existing contracts that are re-bid. We also provide a significant portion of our services on a non-recurring, project-by-project basis. We could experience a reduction in our revenue, profitability and liquidity if:

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

A significant portion of our 18-month backlog at December 31, 2010 was composed of master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on long-term installation/construction fixed price agreements. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, other project deferrals or delays, scope adjustments, external market factors and economic factors beyond our control. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.

Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

Some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, we experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes could also have a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could result in a decline in results of operations, cash flows and liquidity.

We may not accurately estimate the costs associated with our services provided under fixed price contracts, which could impair our financial performance.

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

We recognize revenue on long-term installation/construction fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity. For the years ended December 31, 2010 and 2009, we incurred approximately $6.2 million and $5.6 million, respectively, of losses on percentage-of-completion contracts.

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

Some of our contracts require performance and payment bonds. In August 2010, we increased our performance bonding capacity to accommodate growth on projects with bonding requirements. If our business continues to grow, our bonding requirements may increase. If we are not able to renew or obtain a sufficient level of bonding capacity in the future, we may be precluded from being able to bid for certain contracts or successfully contract with certain customers. In addition, even if we are able to successfully renew or obtain performance or payment bonds, we may be required to post letters of credit in connection with the bonds, which would reduce availability under our credit facility.

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

Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, those policies are subject to high deductibles, and we are self-insured up to the amount of the deductible. Since most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for substantially all claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the present value of those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or if costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity.

Warranty claims resulting from our services could have a material adverse effect on our business.

We generally warrant the work we perform for a one to two-year period following substantial completion of a project, subject to further extensions of the warranty period following repairs or replacements. We have not historically accrued reserves for potential warranty claims as they have been immaterial. The costs associated with such warranties, including any warranty related legal proceedings, could have a material adverse effect on our results of operations, cash flows and liquidity.

Demand for pipeline construction services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil, natural gas and other fuel prices and the cost of energy infrastructure projects.

Demand for our pipeline construction services is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control. Low prices for oil and natural gas generally depress levels of exploration, development and production activity, resulting in a corresponding decline in the demand for pipeline construction services. Factors affecting the prices of oil and natural gas include:

•	the levels of supply and demand for oil and natural gas, especially demand for natural gas in the United States;

•

governmental regulations, including policies regarding the exploration, production and development of oil and natural gas reserves as well as environmental laws and initiatives to control global warming;

•	global weather conditions and natural disasters;

•	worldwide political, military, and economic conditions; the level of oil production by non-OPEC countries and available excess production capacity within OPEC;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and gas; and

•	potential acceleration of development of alternative fuels.

Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile. Spending on exploration and production activities by large oil and gas companies has a significant impact on the activity levels of pipeline construction services.

In addition, demand for pipeline construction services may be affected by the costs of energy exploration and constructing energy infrastructure projects. For example, while high oil and gas prices may increase oil and gas exploration, production and transportation activity, high demand for equipment, materials and labor required for such projects may increase the costs of such projects and dampen demand for our services. Furthermore, increased costs for raw materials such as steel and other commodities may make some projects uneconomical despite robust oil and gas prices, thus reducing demand for our pipeline construction services. A decrease in demand for our pipeline construction services could materially and adversely affect our results of operations, cash flows and liquidity.

Legislative actions and incentives relating to electric power and renewable energy may fail to result in increased demand for our services.

While we believe the Energy Policy Act of 2005 (the “Energy Act”) will provide opportunities in the industries we serve, implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Regulations implementing the components of the Energy Act that may affect demand for our services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated FERC’s interpretation of the scope of its backstop siting authority. Accordingly, the effect of these regulations, once finally implemented, is uncertain. As a result, the Energy Act may not result in increased spending on electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act may result in slower than anticipated growth in demand for our services.

Changes to renewable portfolio standards could, and decreased demand for renewable energy projects would, negatively impact our results of operations, cash flows and liquidity.

A significant portion of our business is currently focused on providing construction and/or installation services to owners and operators of wind power, solar power and other renewable energy facilities. The development of wind, solar and other renewable energy facilities is highly dependent upon the federal production tax credit associated with the ARRA and the existence of renewable portfolio standards and other state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every unit of electricity they produce and can sell these along with their electricity to supply companies. These standards have spurred significant growth in the wind and renewable energy industry and a corresponding increase in demand for renewable energy infrastructure construction services. Currently, 36 states as well as the District of Columbia and Puerto Rico have adopted renewable portfolio standards or goals. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies may negatively affect demand for our services.

Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and are not viable unless connectivity to the grid to transport the power to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects than anticipated or a delay in the timing of construction of these projects and the related infrastructure, which would negatively affect demand for our services.

The impact of the American Recovery and Reinvestment Act of 2009 is uncertain.

The recent economic downturn, coupled with a lack of available capital, resulted in a tremendous amount of uncertainty, with numerous renewable energy projects being delayed or canceled. While we believe that the ARRA, which was enacted into law in February 2009, should aid renewable energy, electrical transmission and rural broadband market opportunities, the extent to which it will result in future revenues is uncertain. We cannot predict when programs under the ARRA will be implemented, or the timing and scope of investments to be made under these programs. Investments for renewable energy, electric power infrastructure rural broadband facilities under ARRA programs may not occur, may be less than anticipated or may be delayed, which would negatively impact demand for our services.

Additionally, the tax incentives provided by the ARRA have a finite duration. Currently, the election to claim the investment tax credit in lieu of the production tax credit is only available for qualified wind facilities placed in service from 2009 to December 31, 2012; the U.S. Treasury grant program will only be applicable to wind and solar projects placed in service in 2010 or 2011 (or after 2011 so long as construction begins in 2010 or 2011 and is completed before the termination date of the credit otherwise available for the property); and the production tax credit is scheduled to expire on December 31, 2012 and will not be available for energy generated from wind facilities placed in service after that date unless the credit program is extended or renewed. Whether the investment tax credit or U.S. Treasury grant program will be effective for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to wind or solar energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit or the U.S. Treasury grant program are not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, the ability of our customers to obtain financing for these projects may be impaired or eliminated. In addition, changes to, or ineffectiveness of, the ARRA incentives could cause wind and solar farms to be less profitable, thereby potentially reducing demand for our wind and solar farm infrastructure construction services. Our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.

Many of our customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services.

Many of our communications customers are regulated by the FCC, and our energy customers are regulated by FERC. In addition, our utility customers are regulated by state public utility commissions. These agencies may interpret the application of their regulations in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our customers and adversely impact the profitability of the services they provide, demand for our specialty contracting services may be reduced.

Our business may be affected by difficult work sites and environments, which could cause delays and result in additional costs.

We perform work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional, unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected.

Some of our projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties in engineering, delays in designs or materials provided by the customer or a third party, equipment and material delivery delays, schedule changes, delays from customer failure to timely obtain rights-of-way, weather-related delays, delays by subcontractors in completing their portion of the project and other factors, some of which are beyond our control, but which impact our ability to complete a project within the original delivery schedule. In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays or cancellations, defects or errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively impact our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.

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

We own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. Additionally, we sometimes perform directional drilling operations below certain environmentally sensitive terrains and water bodies. Due to the inconsistent nature of the terrain and water bodies, it is possible that such directional drilling may cause a surface fracture releasing subsurface materials. These releases may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines. In addition, new environmental laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could have a material negative impact on our results of operations, cash flows and liquidity.

Our business is subject to hazards that could result in substantial liabilities and weaken our financial condition.

Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive materials, heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or our safety records were to deteriorate, we may be restricted from bidding on certain work and obtaining other new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and rating bureaus. See Risk Factors - “Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.” The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects, or harm our ability to perform under our contracts or enter into new contracts with customers, which could materially reduce our revenue, profitability and liquidity.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation, and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict, joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.

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

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

While only a small percentage of our revenue is currently derived from international markets, we may expand the volume of services we provide internationally. Our international operations are presently conducted primarily in Latin America and the Caribbean, but we have performed work in Canada and various other foreign countries, and revenues derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.

Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our results of operations, cash flows and liquidity.

We depend on subcontractors to complete certain work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Any of these factors may have a material adverse effect on our results of operations, cash flows and liquidity.

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

In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the impact of the overall economic downturn on those customers. In 2010, 2009 and 2008, total provisions for bad debts aggregated $2.9 million, $2.4 million and $3.5 million, respectively. In 2010, there was no additional provision for bad debts related to customers in bankruptcy. In 2009 and 2008, we recognized additional provisions related to customers in bankruptcy of $0.3 million and $0.9 million, respectively. As of December 31, 2010, we had remaining receivables from customers undergoing bankruptcy reorganization totaling $0.9 million, of which $0.6 million is included in specific reserves for bad debts, with the remaining amounts expected to be recovered through secured and unsecured claims and enforcement of liens or bonds.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, valuation of goodwill and intangible assets, acquisition-related contingent consideration, other reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.

We may incur goodwill impairment charges which could harm our profitability.

When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including anticipated future liabilities and liabilities assumed, over the fair value of the tangible and intangible assets of that business. As a result of acquisitions, we have $691.6 million of goodwill and other identifiable intangible assets recorded as of December 31, 2010. We expect to continue to record additions to goodwill in future periods in connection with completed acquisitions, particularly as a result of future earn-out payments for acquisitions completed prior to December 15, 2008.

We periodically review the carrying values of our goodwill to determine whether such carrying values exceed their fair market values. We may incur impairment charges related to goodwill in connection with any of our acquisitions in the future if the markets they serve or their businesses deteriorate.

We may incur restructuring or impairment charges, which could reduce our profitability.

From time to time we review our operations in an effort to improve profitability. We could incur charges in the future as a result of:

•	eliminating service offerings that no longer fit into our business strategy;

•	reducing or eliminating services or operations that do not produce adequate revenue or margin;

•	reducing costs of reporting units that need margin improvements; and

•	reviewing new business opportunities capable of utilizing our existing human and physical resources.

Any charges related to restructuring or impairment would be reflected as operating expenses and could materially reduce our profitability and liquidity.

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

Certain of our employees are represented by labor unions and collective bargaining agreements. Although all of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future despite the terms of these agreements. Strikes or work stoppages would adversely impact relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions from time to time that may affect their members. Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on terms that we find desirable. Any labor action against us relating to failure to reach an agreement with employee labor unions could have a material adverse effect on our liquidity, cash flows and results of operations

Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.

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

At December 31, 2010, we had $365 million aggregate principal amount outstanding on our senior notes due 2017 and our senior convertible notes due 2014. We also have a revolving credit facility with no outstanding balance at December 31, 2010 and availability was approximately $124.2 million, net of outstanding standby letters of credit aggregating $85.8 million.

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

We have made, and in the future may continue to make strategic acquisitions or investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain the consent of our lenders and therefore, may not be able to complete such acquisition or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions, that investors may not agree with. In connection with most of our acquisitions, we have also agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations and financial reporting and accounting control systems into our business;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.

In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that materially adversely affect us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

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

We are subject to various claims, lawsuits and proceedings which arise in the ordinary course of business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages, or injunctive or declaratory relief. In addition, pursuant to our service agreements, we generally indemnify our customers for claims related to the services we provide. Claimants may seek large damage awards and defending claims can involve significant costs. When appropriate, we establish reserves against these items that we believe to be adequate in light of current information, legal advice and professional indemnity insurance coverage, and we adjust such reserves from time to time according to case developments. If our reserves are inadequate, or if in the future our insurance coverage proves to be inadequate or unavailable, or if there is an increase in liabilities for which we self-insure, we could experience a reduction in our profitability and liquidity. An adverse determination on any such claim, lawsuit or proceeding could have a material adverse effect on our business, financial condition or results of operations. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating our business.

We have recorded unrealized losses to reduce the carrying value of certain auction rate securities we hold, and may incur additional impairment charges with respect to auction rate securities in future periods.

The continuing illiquidity of the auction rate securities market may affect our ability to liquidate certain auction rate securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap on corporate debt obligations with remaining terms of 6 years. The structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. We sold two of our three structured finance securities in the fourth quarter of 2010 for $7.0 million. These securities had a par value of $11.2 million and an adjusted cost basis of $6.6 million. All of our securities available for sale as of December 31, 2010, with a par value of $22.5 million and an estimated fair value and carrying amount of $19.0 million, had insufficient bidders at the scheduled rollover dates, indicating that immediate liquidity at par was unavailable. As of December 31, 2010, we had recognized cumulative credit and other losses of $6.9 million on our auction rate securities, net of realized gains, and had cumulative unrealized losses, net, of $0.8 million on the $19.8 million remaining cost basis of these auction rate securities, which are recognized in other comprehensive income, net of applicable income taxes.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the applicable securities, and for structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We are uncertain as to when and if liquidity associated with these investments will improve, whether we will be able to exit these investments at their respective cost bases, or whether we will incur additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, our auction rate securities are classified as a long-term assets as of December 31, 2010.

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

Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. At December 31, 2010, we estimated that the remaining cost to complete these state Department of Transportation projects was $0.1 million on the related $3.0 million in performance and payment bonds. Should actual costs to complete exceed estimates, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.

Risks Related to Our Company and Our Common Stock

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. As of December 31, 2010, we had approximately $412.6 million of outstanding debt.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations;

•

our failing to comply with the financial and other restrictive covenants contained in our debt agreements, which could trigger an event of default that results in all of our debt becoming immediately due and payable;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or strategic investments and other general corporate requirements, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit facility;

•	preventing us from paying dividends;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock. In connection with certain completed acquisitions and financing transactions, we have issued shares of our common stock or securities that are convertible into shares of our common stock, and in addition, we have the option to issue shares of our common stock instead of cash as consideration for future earn-out obligations. We may agree to issue additional securities in connection with other future acquisition or financing transactions; which, if issued, would dilute your share ownership and could lead to volatility in our common stock price.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations. Additionally, if we exercise our option to acquire EC Source Services LLC (“EC Source”) pursuant to the terms of the EC Source option agreement we entered into in November 2010, we will be required to deliver to the other EC Source equity holders 5,153,846 shares of our common stock, subject to certain adjustments. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 78,215,189 shares were outstanding as of December 31, 2010.

We are not restricted from issuing additional common stock. The issuance of additional shares of our common stock upon conversion of any of our $215 million aggregate principal amount of convertible notes, in connection with future acquisitions or other issuances of our common stock or convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common shareholders. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

A small number of our existing shareholders have the ability to influence major corporate decisions.

Jorge Mas, our Chairman, Jose Mas, our Chief Executive Officer and other members of the Mas family who are employed by MasTec, beneficially owned approximately 27.6% of the outstanding shares of our common stock as of December 31, 2010. Accordingly, they are in a position to influence:

•	the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

•	the nomination of individuals to our Board of Directors; and

•	a change in our control.

These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock.

The market price of our common stock has been, and may continue to be, highly volatile.

During the three years ended December 31, 2010, our common stock fluctuated from a high of $15.74 per share to a low of $5.55 per share. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;

•	future sales of our common stock or other securities, including any shares issued in connection with earn-out obligations for any past or future acquisition;

•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	market conditions for providers of services to communications, utilities and government customers;

•	conversions or anticipated conversions of our senior convertible notes, or any sales in the public market of any of our common stock issuable upon such conversion;

•	changes in recommendations or earnings estimates by securities analysts; and

•	announcements of acquisitions by us or one of our competitors.

In addition, the stock market has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. The market price for our common stock has been volatile, and such volatility could cause the market price of our common stock to decrease and could cause shareholders to lose some or all of their investment in our common stock.

Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

Certain provisions of our articles of incorporation, by-laws and the Florida Business Corporation Act could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price of our common stock. For example, our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors, which may discourage hostile takeover bids. In addition, our articles of incorporation authorize our Board of Directors, without further shareholder approval, to issue preferred stock. The issuance of preferred stock could also dilute the voting power of holders of our common stock, including the granting of voting control to others, which could delay or prevent an acquisition or change in control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is a 24,200 square foot leased facility located in Coral Gables, Florida.

As of December 31, 2010, our operations were conducted from more than 260 locations. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business.

We also own property and equipment that had a net book value of $180.8 million at December 31, 2010. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, networks, computers, computer software, office and other equipment. Our equipment is acquired from various third-party vendors, none of which we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2010.

ITEM 3.	LEGAL PROCEEDINGS

Legacy Litigation

We are subject to litigation, some of which dates from the period from 2001 through 2006 and which we refer to as legacy litigation. The legacy litigation is set forth below.

We are vigorously pursuing claims in excess of $5.0 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

We provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and we are waiting for a distribution from that trust. Based on our current understanding of the expected distribution, we have reduced our receivable to approximately $0.9 million, which is recorded in other current assets on our consolidated balance sheet as of December 31, 2010.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $398 million as of December 31, 2010). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. We believe that the order violates U.S. and international law and we are opposing the order. We and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. We will vigorously defend any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. Our directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to us, if any, relating to this matter cannot presently be determined.

In addition to the legacy litigation matters discussed above, we are subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of business. We cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $2.4 million at December 31, 2010. See Note 16 - Commitment and Contingencies in the notes to the consolidated financial statements.

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

	For the Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$13.92	$11.73	$13.00	$8.90
Second Quarter	$13.24	$9.33	$14.00	$11.26
Third Quarter	$11.37	$9.26	$12.78	$9.15
Fourth Quarter	$15.48	$10.04	$13.45	$11.11

Holders. As of February 21, 2011, there were 4,192 shareholders of record of our common stock.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500), and with that of our Peer Group, comprised of Dycom Industries, Inc., MYR Group, Inc., Quanta Services, Inc. and Pike Electric, Inc. We added MYR Group, Inc. to our Peer Group comparison beginning in 2010.

The graph assumes an investment of $100 in our common stock and in each of the respective indices, for the period from December 31, 2005 to December 31, 2010. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Dividends. We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions of our common stock without prior consent of the lender. The indenture governing our senior notes also contains covenants that restrict our ability to make certain payments including the payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

Purchases of Common Stock. The following table provides information about repurchases of our common stock during the three month period ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

October 1, 2010 through October 31, 2010	—	$—	—	—
November 1, 2010 through November 30, 2010	—	—	—	—
December 1, 2010 through December 31, 2010	1,289	14.03	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with shares of restricted stock issued to certain employees and directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See the Notes to Consolidated Financial Statements, Note 4 - Acquisitions and Joint Ventures for further details. All periods presented reflect our Canadian operations and state Department of Transportation projects as discontinued operations. See the Notes to the Consolidated Financial Statements, Note 19 - Discontinued Operations.

The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)
Statement of Operations Data
Revenue	$2,308.0	$1,623.5	$1,378.7	$1,037.8	$940.4
Costs of revenue, excluding depreciation and amortization	$1,938.9	$1,376.1	$1,179.2	$891.6	$808.1
Income from continuing operations before non-controlling interests	$90.4	$70.7	$66.6	$6.3	$40.1
Loss from discontinued operations, net of tax	$—	$—	$(0.8)	$(13.6)	$(90.4)
Net income (loss)	$90.4	$70.7	$65.8	$(7.3)	$(50.3)
Net loss from non-controlling interests	$(0.1)	$—	$—	$—	$—
Net income (loss) attributable to MasTec	$90.5	$70.7	$65.8	$(7.3)	$(50.3)
Basic net income (loss) per share attributable to MasTec:
Continuing operations	$1.19	$0.93	$0.98	$0.10	$0.63
Discontinued operations	$—	$—	$(0.01)	$(0.21)	$(1.42)
Total basic net income (loss) per share attributable to MasTec	$1.19	$0.93	$0.97	$(0.11)	$(0.79)
Diluted net income (loss) per share attributable to MasTec:
Continuing operations	$1.05	$0.90	$0.97	$0.09	$0.62
Discontinued operations	$—	$—	$(0.01)	$(0.20)	$(1.39)
Total diluted net income (loss) per share attributable to MasTec	$1.05	$0.90	$0.96	$(0.11)	$(0.77)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)
Balance Sheet Data
Working capital	$235.1	$202.5	$105.3	$163.8	$164.0
Property and equipment, net	$180.8	$198.8	$158.0	$81.9	$61.2
Total assets	$1,655.8	$1,382.2	$1,090.9	$710.7	$646.1
Total debt	$412.6	$438.4	$304.3	$163.0	$130.2
Total shareholders’ equity	$653.2	$528.2	$443.1	$314.6	$304.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8. “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Cautionary Statement Regarding Forward-Looking Statements” and Item 1A. “Risk Factors.”

We begin with an overview of our business, recent developments and financial results, a discussion of economic, industry and market factors and a summary of our revenue producing activities and related costs, along with a discussion of key metrics our management team uses when evaluating our performance. This overview is followed by a summary of critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results as well as our 2011 outlook. We then provide a more detailed analysis of our results of operations, financial condition, liquidity and capital resources.

Business Overview

We are a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. Our activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communication, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries.

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and operate through a network of over 260 locations and approximately 9,400 employees as of December 31, 2010. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our top ten customers include some of the largest communications and utility companies in the United States, including DIRECTV®, AT&T, El Paso Corporation, Enbridge, Edison Mission Energy, Tenaska Energy, Duke Energy, Talisman Energy, Great River Energy and CenturyLink. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively impacted if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenue from top ten customers	72%	72%	72%

Revenue from specific customers:
DIRECTV®	24%	30%	34%
AT&T	20%	16%	12%

Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®. Refer to “Recent Developments” for additional information regarding our purchase option agreement with Red Ventures LLC, which could reduce future revenues from DIRECTV®. Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses.

We have actively pursued a diversification and expansion strategy since 2007. This strategy has enabled us to deepen our presence in key markets and expand our service offerings through several complementary acquisitions and investments in the wind energy, wireless, oil and natural gas pipeline and high voltage transmission markets, among others. In addition to integration and growth opportunities associated with acquired businesses and the corresponding end markets, we continue to seek new opportunities in traditional business areas, such as telecommunications and install-to-the-home services. While we expect to continue to grow our business, our future revenues cannot be assured.

Recent Developments

In November 2010, we entered into a membership interest purchase agreement and invested $10 million to purchase a 33% voting equity interest in EC Source Services LLC (“EC Source”) and acquired a two-year option (the “Merger Option”) that grants us the right, but not the obligation, to acquire EC Source via merger. EC Source is an extra high voltage specialty transmission contractor, and our investment will be utilized to support working capital and bonding requirements as well as equipment purchases, as necessary, to meet the demands of EC Source’s existing and future projects. If we exercise our option to acquire the remaining 67% interest in EC Source, we will be required to issue to the other EC Source equity holders an aggregate of 5,153,846 shares of MasTec common stock, subject to certain purchase price adjustments, plus a five-year earn-out, payable in MasTec shares, cash, or a combination thereof, at our election, based on EC Source’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), generally equal to 20% of EC Source’s annual EBITDA in excess of $15 million. The MasTec shares will be subject to transfer restrictions, which lapse 25% on the first anniversary of the closing of the EC Source acquisition, an additional 25% on the second anniversary and the remaining 50% on the third anniversary.

In December 2010, we entered into an amendment to the asset purchase agreement with the seller of Nsoro, LLC (“Nsoro”). Under the revised terms, we paid and delivered to the seller a one time $40 million cash payment plus 1,875,000 shares of MasTec common stock, which are restricted for one-year from the date of issuance. These shares were valued at $27 million, based on the average market price five days before and after the terms of the amendment were agreed to and announced. The amendment effectively reduces potential future earn-out payments in exchange for upfront consideration. The total amount of upfront consideration, valued at $67 million, was recorded as additional goodwill. Future annual earn-out payments for the five years beginning in 2011 will be reduced to 27.5% of domestic annualized earnings before tax in excess of $40 million. Earn-outs will be payable, at our option, in either cash, shares of MasTec common stock, or any combination thereof.

In January 2011, we completed a debt exchange offer associated with our outstanding 4.0% senior convertible notes and 4.25% senior convertible notes (together, the “Original Notes”). For an exchange fee of 50 basis points, or 0.5% of the aggregate exchanged principal of Original Notes, we exchanged the Original Notes tendered for a like principal amount of new 4.0% senior convertible notes or 4.25% senior convertible notes, as applicable (together, the “New Notes”), that are substantially similar to the Original Notes in all material respects, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Upon completion of the exchange offer, $100.6 million of the original 4% senior convertible notes and $97.0 million of the 4.25% senior convertible notes, or 87.5% and 97%, respectively, were canceled and exchanged for an identical principal amount of New Notes, plus exchange fees of approximately $1.0 million. Following the exchange offer, $14.4 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding.

Because the New Notes have an optional cash settlement feature, and we intend to settle the principal amount in cash, the conversion shares underlying the principal amount of the New Notes will not be included in our diluted share count in the future. If, however, the average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium will be included in our diluted share count. As a result, we anticipate a reduction in our diluted share count, along with a reduction in the dilutive impact of our convertible notes on earnings per share beginning in 2011. Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions in our credit facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the credit facility to settle any conversions of the New Notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the New Notes.

In February 2011, we entered into an amended and restated purchase option agreement with Red Ventures and certain of Red Ventures’ affiliates, which grants Red Ventures a purchase option to acquire our wholly owned subsidiary, DirectStar, and its subsidiaries. As amended, the purchase option is exercisable from March 1, 2012 through November 30, 2012 and allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, we agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar business. See Note 4 - Acquisitions and Joint Ventures in the notes to the consolidated financial statements for additional details. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute their purchase option agreement, our revenues from DIRECTV® would be reduced. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 24% to 19% of total consolidated revenue for the year ended December 31, 2010.

Overview of Financial Results

Our revenue grew over 42% in 2010, including organic revenue growth of 24% versus 2009. Acquisitions contributed an additional 18% to revenue growth. We experienced strong growth from customers in the wireless, pipeline, install to the home and renewable industries. Net income and diluted earnings per share increased by approximately $19.8 million and $0.15 per diluted share, or 28% and 17.2%, respectively, from 2009. Our net income growth was driven by several factors: revenue growth as previously discussed; improvement in our gross margin percentage; and improved leveraging of depreciation, amortization and general and administrative expenses as a percentage of revenue. These increases were offset by a large increase in the income tax provision. In 2009, we released our valuation allowance that was initially established against certain deferred tax assets, which reduced our total income tax expense during that year. As a result, for the year ended December 31, 2010, our effective federal and state tax rate was 41.3%, versus an effective tax rate of 10.6% in the prior year, resulting in an increase of $55 million in income tax expense. Diluted earnings per share increased as a result of higher net income, however, the per share impact was partially offset by an increase in average diluted shares outstanding. Higher convertible debt balances versus the prior year led to higher average diluted common shares outstanding.

Economic, Industry and Market Factors

We recognize that we and our customers operate in a challenging business environment. We closely monitor our customers and the effect that changes in economic and market conditions may have on them. Certain of our customers have reduced capital spending since the economic downturn and these conditions could affect demand for some of our services in the near-term. Despite the challenging business environment, our business experienced strong performance during 2010, driven by high end-user demand in certain industries, such as wireless and satellite communications. In addition, our business was favorably impacted by strong demand for new infrastructure in the utilities and energy industries, as well as for ongoing maintenance and upgrades to existing infrastructure in those industries, among others.

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

In addition, we operate in an industry affected by market and regulatory impacts beyond our control. Changes in renewable portfolio standards, new or changing regulatory requirements affecting the industries we serve, and/or changes in technology can impact demand for our services. In addition, fluctuations in market prices for oil, gas and other fuel sources can impact demand for our pipeline and renewable energy construction services. Our results for the year ended December 31, 2010 reflect strong growth from pipeline projects, in part due to favorable market conditions, which has resulted in increased demand for our services. We also experienced strong growth from renewable energy projects despite lower levels of market activity in wind power installation in 2010 as compared with 2009.

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

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers, which are companies in the communications and utilities industries, as well as government customers. Revenue for customers in these industries for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
Communications	$1,222.1	53%	$951.2	59%	$860.0	62%
Utilities	1,046.2	45%	595.3	37%	442.3	32%
Government	39.7	2%	77.0	4%	76.4	6%

	$2,308.0	100%	$1,623.5	100%	$1,378.7	100%

About half of our revenue is derived from projects performed under service agreements and master service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under master service and other service agreements range from engineering, project management and installation work to maintenance and upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenue by type of contract for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
Master service and other service agreements	$1,266.0	55%	$934.3	58%	$854.7	62%
Installation/construction project agreements	1,042.0	45%	689.2	42%	524.0	38%

	$2,308.0	100%	$1,623.5	100%	$1,378.7	100%

As shown in the table above, we have an increasing proportion of revenues from non-recurring, project specific work. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Costs of Revenue

Our costs of revenue include the costs of providing services or completing the projects under our contracts, including, among others, operations payroll and benefits, subcontractor costs, equipment rental, fuel, materials not provided by our customers, and insurance. Profitability will be reduced if actual costs to complete a project exceed original estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract.

General and Administrative Expenses

General and administrative expenses include all costs of our management and administrative personnel, provisions for bad debts, rent, utilities, travel, business development efforts and back office administration such as financial services, insurance, administration, professional costs and clerical and administrative overhead.

Discontinued Operations

Effective February 2007, we sold the state Department of Transportation related projects and net assets. As a result of this sale, we recorded impairment charges totaling $2.9 million during the year ended December 31, 2007. On January 24, 2008, we entered into a settlement with the buyer of our state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work we had performed on the projects that were sold. As a result of the settlement, we recorded a charge of $6.0 million, which was reflected as a loss from discontinued operations for the year ended December 31, 2007. In October 2009, the buyer filed for bankruptcy protection, which increases the likelihood that we will be required to assume certain obligations associated with these projects.

The financial information in this annual report on Form 10-K reflects the above operations as discontinued operations.

Financial Metrics

Members of our senior management team regularly review key performance metrics and the status of operating initiatives within our business. These key performance indicators include:

•	revenue and profitability on an overall and individual project basis;

•	monthly, quarterly and annual changes in revenue and profitability on an overall and individual project basis;

•	revenues by customer, by industry and by contract type;

•	costs of revenue, general and administrative expenses, depreciation and amortization, tax and interest expense as a percentage of revenue;

•	earnings before interest, taxes, depreciation and amortization (“EBITDA”), and EBITDA as a percentage of revenue;

•	days sales and days payable outstanding;

•	interest and debt service coverage ratios;

•	liquidity and cash flows;

•	safety results and productivity; and

•	customer service metrics on an individual project basis.

We analyze this information periodically through operating reviews, which include detailed discussions of proposed investments in new business opportunities or property and equipment, integration efforts and cost reduction efforts. Measuring these key performance indicators is an important tool used by management to make operational decisions. These tools enable our management to make informed and timely decisions about the allocation of costs and resources, which we believe can help us improve our performance.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, goodwill and intangible assets, acquisition-related contingent consideration, reserves and accruals, impairment of assets, income taxes, insurance reserves and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements as they are both important to the portrayal of our financial condition and they require significant or complex judgment and estimates on the part of management. Refer to the Notes to Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies, for further description of our significant accounting policies.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate us for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with our work are customer-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. We treat items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defer costs and/or recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2010, change orders and/or claims that were in the process of being negotiated in the normal course of business for which costs have been deferred or that had been included as contract price adjustments were immaterial.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

Allowance for Doubtful Accounts

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze the collectibility of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis, based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends for reporting units where losses have occurred historically and are considered to be ordinary course, reserves are established for anticipated losses based on statistical analysis of the accounts receivable portfolio. For reporting units where historical losses have been immaterial, an increase in the allowance for doubtful accounts is recorded when it is probable a receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible. If our estimates of the collectibility of accounts receivable change, or should customers experience unanticipated financial difficulties, or if anticipated recoveries in existing bankruptcies or other work-out situations fail to materialize, adjustments to the allowance for doubtful accounts may be required, which could reduce our profitability and cash flows.

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

We recorded total provisions against earnings for doubtful accounts of $2.9 million, $2.4 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, there was no additional provision for doubtful accounts from anticipated legal settlements for customers in bankruptcy and discontinued operations. In 2009 and 2008, we recognized additional provisions for customers in bankruptcy and discontinued operations of $0.3 million and $0.9 million, respectively.

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value as long-term assets. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other-than-temporary. An impairment is considered to be other-than-temporary if an entity intends to sell a security, more likely than not will be required to sell a security before recovering its cost, or does not expect to recover a security’s entire amortized cost basis, even if there is no intent to sell the security.

Our securities available for sale consist of auction-rate securities. Liquidity for auction rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Given the uncertainty as to when the liquidity issues will improve, we have classified these securities as long-term assets. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2010. The actual net default rate as of December 31, 2010 is 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. During the fourth quarter of 2010, we sold two of our three structured finance securities.

Due to the liquidity issues associated with auction rate securities and the corresponding lack of activity in this market, there was insufficient observable market data to determine the fair value of our auction rate securities as of December 31, 2010. Therefore, their fair value was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. The model incorporates assumptions that market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction; (b) a failed auction; or (c) a default; at each auction, which represent Level 3 fair value inputs. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include: changes to credit ratings of the securities and, for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

We consider several factors in assessing whether a loss is other-than-temporary. These factors include, but are not limited to: our intent and more likely than not, our ability to hold a security for a period of time sufficient to allow for recovery of its fair value; the length of time a security is in an unrealized loss position; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; changes to the credit ratings of securities, as well as their underlying assets; and, for our structured finance security, rates of default on the underlying portfolio of credit default swaps.

In assessing the expectation of recovering a security’s amortized cost basis, we perform an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if we have the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist. The amount of an other-than-temporary impairment attributed to the credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes. We estimate credit losses associated with our auction rate securities using Level 3 inputs. Credit loss estimates are derived by comparing the estimated fair value of the securities, which are based on a number of factors, including estimated probabilities of default, with the value that would have been derived if the probability of default for the same securities were zero percent. The difference between the recorded fair value and the estimated fair value assuming a zero probability of default is considered the portion of total decline in fair value attributable to credit losses.

We sold two of our three structured finance securities in the fourth quarter 2010 for $7.0 million. These securities had a par value of $11.2 million and an adjusted cost basis of $6.6 million. Cumulative credit losses of $4.6 million, $4.0 million of which were recognized in 2009, and $0.6 million of which were recognized in 2010, were offset slightly by a realized gain of $0.4 million on the sale transaction, for a cumulative net realized loss of $4.2 million on disposal of these securities. Gross accumulated losses in other comprehensive income of $0.9 million and their related tax impact were eliminated.

Following the sale, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance auction rate security, which has a par value of $5.0 million and a cost basis of $2.3 million as of December 31, 2010. We recognized cumulative gross unrealized losses of $0.3 million, or $0.2 million, net of tax, associated with this security in the fourth quarter of 2010. As of December 31, 2010, cumulative losses recognized in earnings for this security total $2.7 million. Future declines in fair value below cost will be charged to earnings, whereas future increases in fair value will be recorded in other comprehensive income, net of applicable income taxes. As of December 31, 2010, $0.3 million of gross unrealized gains, or $0.2 million, net of tax, were recorded in other comprehensive income related to this security.

We continue to have the intent and ability to hold our student loan auction rate securities until maturity, or until their par value can be recovered. As of December 31, 2010, these securities have a par value and cost basis of $17.5 million and a fair value of $16.4 million. Gross accumulated losses of $1.1 million related to our student loan auction rate securities have been recorded in other comprehensive income, net of applicable income taxes, as of December 31, 2010.

See Note 7 - Securities Available for Sale in the notes to the consolidated financial statements.

Goodwill and Intangible Assets

We perform our annual impairment review of goodwill and certain intangible assets with indefinite lives during the fourth quarter each year at the reporting unit level. Assets of acquired businesses and related goodwill are allocated to the corresponding reporting units. We identify our reporting units by assessing whether the components holding purchased assets, including goodwill and related assumed liabilities, have discrete financial information available. To the extent two or more components are deemed economically similar, those components are aggregated into a single reporting unit for purposes of our annual goodwill impairment review. Our reporting units are one level below our reportable segment.

Our reporting units sell and provide contracting services, including building, installation, maintenance and upgrade services by primarily digging and drilling trenches and installing poles, pipe, towers, antennae, wire, and equipment. Many of our reporting units perform these services across multiple industries, including telecommunications, utilities and government, and on behalf of a variety of customers, some of which contract services from multiple reporting units.

We estimate the fair value of each reporting unit and compare the fair value to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, the value of the reporting units’ goodwill or other indefinite-lived intangibles may be impaired and could require a write down. During the three year period ended December 31, 2010, we estimated the fair value of the our reporting units using a discounted cash flow methodology, which incorporates five-year projection of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times year five earnings before net interest expense, income taxes, depreciation and amortization (“EBITDA”). Discount rates ranged from 8.5% to 10.7% per annum and represent our estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analysis.

Based upon the analyses performed, no material impairment charges were recorded in the three years ended December 31, 2010. However, significant changes in the estimates used in our analysis could result in an impairment charge related to goodwill and/or intangible assets. In addition, we could record impairment losses in the future if profitability and cash flows of our reporting entities decline to the point where their carrying values exceeded their market values. See Item 1A. Risk Factors - “Our reporting entity may incur goodwill impairment charges which could harm our profitability.”

Insurance Reserves

We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to annual per employee maximum losses of $0.4 million. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect the present value of those liabilities in our balance sheet as other current and non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. We continue to work with our insurance carriers to resolve claims quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. Known amounts for claims that are in the process of being settled, but have been paid in periods subsequent to those being reported, are recorded in the subsequent reporting period. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses and we believe such accruals to be adequate. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period.

Income Taxes

We recorded income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. Income taxes are estimated in each of the jurisdictions in which we operate. This process involves estimating the tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value.

Tax valuation allowances are established to reduce tax assets, such as tax loss carryforwards, to net realizable value. We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. As of December 31, 2010, we no longer have any net operating loss carryforwards for federal income tax purposes. In prior years, we released the valuation allowance that was previously established against domestic net operating losses. Based on our recent history of profitability and our forecasts for future periods, we determined that it is more likely than not that the state net operating loss carryforwards and other temporary differences will be realized. As of December 31, 2010 and 2009, we have valuation allowances aggregating $5.6 million and $5.4 million, respectively. These valuation allowances relate to foreign net operating losses and credit carryforwards that we believe may not be realized in future periods.

Litigation and Contingencies

Litigation and contingencies are reflected in our consolidated financial statements based on our assessments, along with legal counsel, of the expected outcome of litigation proceedings or the expected resolution of the contingency. An accrual is made when a loss is probable and estimable. If the final outcome of a litigation proceeding or a contingency differs significantly from our current expectations, a charge to earnings could result. See “Part I. Item 3. Legal Proceedings” for discussion of current litigation matters.

2011 Outlook

We believe we have significant market opportunities in 2011 in five areas:

Natural Gas Pipelines - we believe that demand for clean-burning, domestic natural gas will grow in future years in order to reduce U.S. dependence on foreign energy sources. With recent developments in drilling and completion technologies for oil and gas, we expect new North American producing fields to be developed and old fields to be expanded significantly. We anticipate the resulting incremental production will provide increasing opportunities for our gas gathering, gas compression, gas treatment, long-haul and mid-stream gas pipeline construction operations. We have made acquisitions in the last few years to expand our capabilities in these areas.

Alternative and Renewable Energy Projects - we believe this market will continue to grow in 2011 and we have made acquisitions to expand our capabilities in this area, where our primary focus is the construction of wind farms, solar farms and related infrastructure. The increasing regulatory mandates for electricity generation from alternative and renewable sources and the ARRA, which calls for expansion of domestic renewable energy sources through tax incentives, cash grants and loan guarantees, should provide our renewable energy operations with the potential for sustained growth.

Wireless and Fiber Communications Network Upgrades - we believe wireless and fiber optic communication network upgrades will grow in 2011 and that the major regional and rural telecommunications and other communications companies will continue to expand and enhance their capabilities in these areas, which could increase demand for our services. We have recently expanded our capabilities in wireless construction. Additionally, the ARRA allocates $7.2 billion for the development of broadband facilities throughout the U.S and the expansion of broadband access into areas that are currently not served by high-speed data networks.

Work for Electrical Grid Upgrades - we believe that the nation’s electrical grid, which routinely encounters capacity and reliability issues, will be expanded, modernized and upgraded in the coming years. Also, renewable energy, which is often generated in remote areas, will require a significant investment in new transmission and substation assets in order to deliver this power to population and industrial centers with high electrical power demand. The ARRA allocates $11 billion for modernization and expansion of the national electrical grid in order to develop a smart grid. Additionally, we believe that cost and labor conditions are making it increasingly attractive for utilities to outsource their construction and maintenance activities.

Install to the Home - we believe the increased number of DIRECTV® subscribers and expansion of high definition video programming provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Also, AT&T began a co-marketing agreement with DIRECTV® in February 2009 in which they bundle DIRECTV® services with their voice and data services in numerous markets exclusively serviced by us. Our expertise in home installation also provides opportunities to offer similar, or unrelated, installation services for new customers.

Our 2011 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-looking Statements”, Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.

Comparisons of Fiscal Year Results

The components of our consolidated statements of operations, expressed in dollars (in thousands) and as a percentage of revenue, are set forth in the following table. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See the Notes to Consolidated Financial Statements, Note 4 - Acquisitions and Joint Ventures.

	Year Ended December 31,
	2010		2009		2008
Revenue	$2,308.0	100.0%	$1,623.5	100.0%	$1,378.7	100.0%
Costs of revenue, excluding depreciation and amortization	1,938.9	84.0	1,376.1	84.8	1,179.2	85.5
Depreciation and amortization	58.0	2.5	49.5	3.1	28.5	2.1
General and administrative expenses	126.7	5.5	96.9	6.0	89.7	6.5
Interest expense, net	29.1	1.3	24.7	1.5	14.7	1.1
Other expense (income), net	1.3	0.0	(2.8)	(0.3)	(0.9)	(0.1)

Income from continuing operations before income taxes and non-controlling interests	$154.0	6.7%	$79.1	4.9%	$67.5	4.9%
Provision for income taxes	(63.6)	(2.8)	(8.4)	(0.5)	(0.9)	(0.1)

Income from continuing operations before non-controlling interests	$90.4	3.9%	$70.7	4.4%	$66.6	4.8%
Loss from discontinued operations, net of tax	—	—	—	—	(0.8)	(0.0)

Net income	$90.4	3.9%	$70.7	4.4%	$65.8	4.8%
Net loss attributable to non-controlling interests	(0.1)	(0.0)	—	—	—	—

Net income attributable to MasTec	$90.5	3.9%	$70.7	4.4%	$65.8	4.8%

The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Comparison of Years Ended December 31, 2010 and 2009

Revenue. Our revenue was approximately $2.3 billion for the year ended December 31, 2010, compared to $1.6 billion in 2009, representing an increase of approximately $685 million or 42.2%. Of the total increase, approximately $294.0 million resulted from acquisitions. The remaining increase of $390.5 million, or 24%, is attributable to organic growth, primarily from our wireless, renewables, pipeline and install to the home customers. Key customers driving growth in 2010 included AT&T, El Paso Corporation, DIRECTV®, Tenaska Energy, Edison Mission Energy and Talisman Energy. Our organic revenue growth was partially offset by the impact of economic and competitive pressures, which have negatively impacted pricing and growth in certain components of our business. We actively monitor economic and industry trends and any related impact on our business.

Costs of revenue. Our costs of revenue were approximately $1.9 billion, or 84.0% of revenue for the year ended 2010, compared to $1.4 billion, or 84.8% of revenue for the year ended 2009, a $562.8 million increase, or 40.9%. The dollar increase is attributable to higher costs associated with increased revenues, as discussed above. As a percentage of revenue, costs of revenue decreased 80 basis points. This improvement is attributable to higher utilization of resources resulting from our revenue growth. Our margins have also been favorably impacted by business mix, as well as from productivity gains, such as deployment of resources across multiple reporting units. As discussed above, certain components of our business have been negatively impacted by economic factors, which partially offset our margin improvements.

Depreciation and amortization. Depreciation and amortization was $58.0 million in 2010, compared to $49.5 million in 2009, representing an increase of $8.5 million or 17%. The increase was primarily driven by our prior year acquisition of Precision Pipeline LLC (“Precision”), which resulted in an incremental $11.1 million in depreciation and $1.5 million in amortization, partially offset by a decrease of $2.9 million in depreciation on past investments in information technology and a decrease of $1.4 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $126.7 million, or 5.5% of revenue in 2010, compared to $96.9 million, or 6.0% of revenue in 2009, representing an increase of $29.7 million, or 30.7%. The dollar increase resulted largely from higher labor and other costs in support of the growth in our business, as discussed above. As a percentage of revenue, general and administrative expenses decreased 50 basis points. Our 2009 general and administrative expenses were partially offset by the receipt of a settlement award of approximately $2.0 million in connection with the settlement of a legacy litigation matter. Excluding this settlement, general and administrative expenses were 6.1% of revenue in 2009, resulting in a net 60 basis points improvement in general and administrative expenses from 2009 to 2010. This improvement is attributable to improved utilization of investments in labor and technology made in anticipation of growth in the business.

Interest expense, net. Interest expense, net of interest income, was $29.1 million, or 1.3% of revenue in 2010, compared to $24.7 million, or 1.5% of revenue in 2009, representing an increase of $4.4 million. This increase is primarily attributable to $215 million of senior convertible notes issued in 2009, partially offset by a reduction in interest expense from the repayment of our $55 million 8% convertible note in June 2009 and the October 2010 refinancing of $13.4 million of our 7.05% equipment note with a new equipment note, bearing interest at 3.5267%. Because we have higher average debt balances in 2010, our interest expense has increased versus the prior year.

Other expense (income), net. Other expense, net, was $1.3 million in 2010 compared to other income, net, of $2.8 million in 2009. The reduction in other income of $4.1 million as compared with 2009 is partially attributable to credit and other losses, net, of $0.8 million recognized during 2010 on our auction rate securities, versus the impact in 2009 of a $7.0 million settlement on litigation related to our auction rate securities, which was partially offset by $6.1 million of credit losses. Other expense was also impacted by a $0.9 million decrease in gains on sales of assets as compared with 2009. In addition, in 2010, we incurred $0.3 million in lease termination costs, $0.3 million of losses on equity method investments and $0.5 million of expense related to changes in the estimated fair value of acquisition-related contingent consideration. See Note 4 - Acquisitions and Joint Ventures in the notes to the consolidated financial statements.

Income taxes. Income taxes were $63.6 million in 2010, compared with $8.4 million in 2009, representing an increase of $55.2 million. This increase is primarily due to a higher effective tax rate. Our 2009 rate was significantly lower because we released valuation allowances that were established against certain deferred tax assets in prior years, including net operating loss carryforwards. The release of these valuation allowances for the year ended 2009 reduced our total income tax expense, resulting in an effective tax rate of 10.6% as compared with an effective tax rate of 41.3% for year ended 2010.

Comparison of Years Ended December 31, 2009 and 2008

Revenue. Revenue was approximately $1.6 billion for the year ended December 31, 2009, compared to $1.4 billion in 2008, representing an increase of approximately $245 million or 17.8%. Of the total increase, approximately $435 million resulted from acquisitions. This increase was partially offset by the negative impact on organic revenue of tightened capital expenditures by our customers and slower developing business resulting from the slowdown in the U.S. economy. Revenues for the year ended December 31, 2009 do not reflect any impact of the federal and state stimulus initiatives as the marketplace was slow to generate opportunities due to the slow pace of project funding. Key customers driving growth in 2009 included Enbridge, AT&T, Duke Energy, Iberdrola Renewables, Great River Energy and NextEra Energy.

Costs of revenue. Costs of revenue were approximately $1.4 billion, or 84.8% of revenue in 2009, compared to $1.2 billion, or 85.5% of revenue in 2008. The dollar increase is driven by our revenue growth as discussed above. As a percentage of revenue, costs of revenue in 2009 decreased 70 basis points. The decrease reflects productivity gains in a number of operating expense categories as well as decreased fuel and material costs, partially offset by higher labor costs as a percentage of revenues.

Depreciation and amortization. Depreciation and amortization was $49.5 million in 2009, compared to $28.5 million in 2008, representing an increase of $21 million or 74.0%. The increase was due to acquisitions, which resulted in the addition of $9.1 million in depreciation and $10.3 million in amortization in 2009 as compared to 2008.

General and administrative expenses. General and administrative expenses were $96.9 million, or 6.0% of revenue in 2009, compared to $89.7 million, or 6.5% of revenue in 2008, representing an increase of $7.2 million but a decrease as a percentage of revenue of 50 basis points. The increase in total general and administrative expenses was primarily due to increased labor and information technology costs to support new business activities, partially offset by our receipt of a settlement award in the fourth quarter of 2009 in connection with the settlement of a legacy litigation matter. Excluding the settlement, general and administrative expenses were 6.1% of revenue in 2009, a 40 basis point improvement, resulting from scale and productivity gains as well as lower executive compensation expense due to the compensation settlement for our former CEO in 2008.

Interest expense, net. Interest expense, net of interest income was $24.7 million, or 1.5% of revenue in 2009, compared to $14.7 million, or 1.1% of revenue in 2008, representing an increase of approximately $10.0 million. This increase resulted from interest expense in the first half of 2009 on the $55 million 8% convertible notes and on the revolving credit facility in connection with the Wanzek Construction, Inc. (“Wanzek”) acquisition, as well as interest expense in 2009 on the senior convertible notes that were issued in June and November 2009. Interest expense, net, also increased as a result of reduced interest income due to lower interest rates on invested cash.

Other income, net. Other income, net was $2.8 million in 2009, compared to $0.9 million in 2008, representing an increase of approximately $1.9 million. The increase resulted from higher gains on the sale of property and equipment, as well as a $7.0 million settlement on litigation related to our auction rate securities, partially offset by a $6.1 million credit loss resulting from an other-than-temporary impairment on our corporate debt obligation auction rate securities.

Income taxes. Income taxes were $8.4 million in 2009, compared to $0.9 million in 2008, representing an increase of $7.5 million. This increase is primarily due to an increase in the effective tax rate from 1.3% in 2008 to 10.6% in 2009. The increase in the rate was attributable to having fully released the valuation allowance related to certain deferred tax assets prior to the fourth quarter of 2009, which increased our full year tax rate in 2009 as compared with 2008.

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is a non-GAAP financial measure that reflects earnings excluding the impact of interest expense (net of interest income), provision for income taxes, depreciation and amortization. Management considers EBITDA to be an indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures and expand our business. We also use EBITDA, as we believe analysts, lenders, investors and others do, to evaluate our performance because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies and over time. For example, our effective tax rate and corresponding income tax provision have increased significantly from 2008 to 2010. The release of our valuation allowances in 2008 and 2009 significantly reduced our effective tax rates and resulting income tax expense in those years. We believe our tax rate in 2010 is reflective of the tax rate that we would anticipate in the future. See the table below for a summary of our effective tax rates from 2008 through 2010. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. EBITDA is also not defined the same way in our indentures, and should therefore not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of our EBITDA in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. The table below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
	2010		2009		2008
EBITDA Reconciliation

Net income	$90.4	3.9%	$70.7	4.4%	$65.8	4.8%
Loss from discontinued operations	—	—	—	—	0.8	0.0%
Interest expense, net of interest income	29.1	1.3%	24.7	1.5%	14.7	1.1%
Provision for income taxes	63.6	2.8%	8.4	0.5%	0.9	0.1%
Depreciation and amortization	58.0	2.5%	49.5	3.1%	28.5	2.1%

Earnings before interest, taxes, depreciation and amortization	$241.1	10.4%	$153.4	9.4%	$110.7	8.0%

The table below summarizes our effective tax rates for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
Effective tax rate	41.3%	10.6%	1.3%

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

Capital Expenditures. We estimate that we will spend approximately $40 million in 2011 on capital expenditures. The increase versus prior year capital expenditures is due to higher expected business activity levels in 2011 as compared with 2010. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease in the future. We also expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. During the years ended December 31, 2010, 2009 and 2008, we made cash payments of $80.6 million, $20.6 million and $11.4 million, respectively, related to earn-out obligations. Of the $80.6 million paid in 2010, $40 million relates to a one time payment in connection with the Nsoro acquisition. In December 2010, we amended the Nsoro purchase agreement and paid the seller of Nsoro a one time payment of $40 million and issued 1.875 million shares of MasTec common stock, which were valued at $27 million. The amendment effectively reduces potential future earn-out payments in exchange for upfront consideration. See Note 4 - Acquisitions and Joint Ventures in the notes to the consolidated financial statements for additional details.

Income Taxes. Our cash tax payments increased from $2.1 million in 2009 to $5.7 million in 2010. We expect our cash tax payments to increase in the future as we have fully utilized our federal net operating loss carryforwards as of December 31, 2010.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our inventory balances have grown in 2010, from approximately $32 million as of December 31, 2009 to $57 million as of December 31, 2010, primarily to support growth from our wireless customers. Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Summary of Financial Condition, Liquidity and Capital Resources

The general weak economic conditions and slow pace of recovery have not had a significant impact on our overall financial position, results of operations or cash flows for the year ended December 31, 2010, although certain components of our business have been negatively impacted as discussed in our Results of Operations - Comparisons of Fiscal Year Results. Given the generally good credit quality of our customer base, we do not expect collections issues to materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall market and economic conditions will materially impact our liquidity. We anticipate that funds generated from our operations, borrowings under our credit facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of December 31, 2010, we had $235.1 million in working capital, defined as current assets less current liabilities, compared to $202.5 million as of December 31, 2009. Cash and cash equivalents, including approximately $18.0 million and $18.2 million of restricted cash at December 31, 2010 and 2009, respectively, increased from $88.5 million at December 31, 2009 to $177.6 million at December 31, 2010. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$218.0	$124.1	$58.2
Net cash used in investing activities	$(104.3)	$(176.0)	$(142.0)
Net cash (used in) provided by financing activities	$(24.7)	$93.3	$57.0

Operating activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher from April through October due to the seasonality of our business. Conversely, a portion of working capital assets are typically converted to cash in the first and fourth quarters. Net cash provided by operating activities increased by $93.9 million to $218.0 million for the year ended December 31, 2010. This increase was primarily driven by an increase in net income adjusted for non-cash items, such as depreciation and amortization, as well as increases in billings in excess of costs and earnings, accounts payable, accrued expenses and accrued taxes payable. These increases were partially offset by increases in accounts receivable balances. The increases in billings in excess of costs and earnings, accounts payable and accrued expenses were driven by our revenue growth. The increase in accrued taxes payable is related to our having fully utilized our federal net operating loss carryforwards as of December 31, 2010. As a result, our cash tax payments will increase in the future.

Investing activities. Net cash used in investing activities decreased by $71.7 million to $104.3 million for the year ended December 31, 2010 as compared with 2009. The decrease was driven by a decrease in cash used for acquisitions and investments, including payments of earn-out obligations, as well as the receipt in 2010 of $7.0 million from the sale of a portion of our auction rate securities investment. An increase in capital expenditures, including vehicles and equipment, to support growth in our business partially offset the decrease in cash used in investing activities described above.

Financing activities. Net cash used in financing activities increased by $118.0 million to $24.7 million for the year ended December 31, 2010 as compared with net cash provided by financing activities of $93.3 million for the year ended December 31, 2009. The change was driven primarily by a reduction in net proceeds from borrowings. In June 2009, we issued $115 million of 4.0% senior convertible notes, the proceeds of which were used to repay the $55 million convertible notes and approximately $20 million of outstanding borrowings on our credit facility. In November 2009, the Company issued $100 million of 4.25% senior convertible notes, the proceeds of which were used to fund the acquisition of Precision and for general corporate purposes.

Auction Rate Securities

As of December 31, 2010, we held $22.5 million in par value of auction rate securities, with an estimated fair value and carrying value of $19.0 million. Cumulative unrealized losses, net of unrealized gains, totaled $0.8 million as of December 31, 2010, which are recorded in other comprehensive income, net of applicable income taxes. In the fourth quarter 2010, we sold two of our three structured finance securities for $7.0 million. These securities had a par value of $11.2 million and an adjusted cost basis of $6.6 million. Cumulative credit losses of $4.6 million, $4.0 million of which were recognized in 2009, and $0.6 million of which were recognized in 2010, were offset slightly by a realized gain of $0.4 million on the sale transaction, for a cumulative net realized loss of $4.2 million on disposal of these securities. Gross accumulated losses in other comprehensive income of $0.9 million and their related tax impact were eliminated.

Following the sale, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance auction rate security, which has a par value of $5.0 million and a cost basis of $2.3 million as of December 31, 2010. As a result, we recognized cumulative gross unrealized losses of $0.3 million, or $0.2 million, net of tax, associated with this security in the fourth quarter of 2010. Cumulative losses recognized in earnings as of December 31, 2010 total $2.7 million. Future declines in fair value below cost will be charged to earnings, whereas future increases in fair value will be recorded in other comprehensive income, net of applicable income taxes. As of December 31, 2010, $0.3 million of gross unrealized gains, or $0.2 million, net of tax, were recorded in other comprehensive income related to this security.

We continue to have intent and ability to hold our student loan auction rate securities until maturity, or until their par value can be recovered. As of December 31, 2010, these securities have a par value and cost basis of $17.5 million. Gross accumulated losses of $1.1 million have been recorded in other comprehensive income, net of applicable income taxes. We anticipate holding these securities until we can realize their cost basis and believe our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan.

See Note 7 - Securities Available for Sale and Note 16 - Commitments and Contingencies in the notes to the consolidated financial statements for additional details.

Credit Facility

We have a senior secured credit facility, which we refer to as our Credit Facility. Our Credit Facility has a maximum amount of available borrowing capacity of $210 million, subject to certain restrictions, and expires in May 2013. The maximum available borrowing capacity may be increased to $260 million, provided that we are in compliance with all provisions and covenants of the Credit Facility and that such additional borrowing would not violate the indenture that governs our senior notes. We may consider increasing our borrowing capacity to $260 million as provided under the Credit Facility, and/or further expanding our borrowing capacity to accommodate future business growth. Because our existing lenders, however, are not obligated to provide additional capacity, our ability to secure additional financing cannot be assured.

Interest on outstanding balances on the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at LIBOR plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. At December 31, 2010, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%. In addition, the Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. At December 31, 2010, the unused facility fee was 0.75%.

The amount we can borrow under our Credit Facility at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At December 31, 2010 and 2009, net availability under the Credit Facility totaled $124.2 million and $89.8 million, respectively, net of outstanding standby letters of credit aggregating $85.8 million and $79.8 million at December 31, 2010 and 2009, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. At December 31, 2010, we did not have an outstanding balance on the Credit Facility for borrowed money.

In November 2010, we entered into an amendment to our Credit Facility in connection with a debt exchange offer relating to $115 million of our outstanding 4.0% senior convertible notes and $100 million of our outstanding 4.25% senior convertible notes. Under the amendment, the lenders consented to the exchange offer and to the issuance of new 4.0% senior convertible and new 4.25% senior convertible notes, subject to, among other things, the condition that, prior to the expiration of the Credit Facility in May 2013, we may not use any borrowings under the Credit Facility, or more than $10 million in the aggregate from cash on hand to defease, redeem or settle conversions of the new notes without prior consent of the lenders under the Credit Facility. See Note 21 - Subsequent Events in the notes to the consolidated financial statements for additional information.

Our Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, which is calculated as available cash flow divided by debt carrying costs, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the Credit Facility. At December 31, 2010, we were in compliance with all provisions and covenants of the Credit Facility.

Based upon current availability under our Credit Facility, liquidity and cash flow projections, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the next twelve months. We are dependent upon borrowings and letters of credit under this Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or another source of financing to continue to operate. We may also not be able to achieve our projections; however, we do not expect this to adversely affect our ability to remain in compliance with the Credit Facility’s minimum net availability requirements and minimum fixed charge coverage ratio for at least the next twelve months.

Senior Convertible Notes

In November 2009, we issued $100 million of 4.25% senior convertible notes due December 15, 2014 in a private placement. The senior convertible notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. On or prior to December 12, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 64.6162 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds from the 4.25% senior convertible notes were used to fund the acquisition of Precision and for general corporate purposes.

In June 2009, we issued $115 million of 4% senior convertible notes due June 15, 2014 in a registered offering. The senior convertible notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of these notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds from the 4% senior convertible notes were used to repay the $55 million 8% convertible note issued in connection with the Wanzek acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Credit Facility of approximately $20 million in June 2009. The remaining net proceeds were used for working capital, the acquisition of Precision and general corporate purposes.

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. At December 31, 2010, we were in compliance with all such provisions and covenants.

In January 2011, we completed a debt exchange offer related to our outstanding 4.0% senior convertible notes and our outstanding 4.25% senior convertible notes (together, the “Original Notes”). For an exchange fee of 50 basis points, or 0.5% of the aggregate exchanged principal amount of our Original Notes, we exchanged the Original Notes tendered for a like principal amount of new 4.0% or 4.25% senior convertible notes, as applicable (together, the “New Notes”), that are substantially similar in all material respects, except that the New Notes have an optional physical, cash, or combination, settlement feature and contain certain conditional conversion features. Upon completion of the exchange offer, $100.6 million of the original 4% senior convertible notes and $97.0 million of the 4.25% senior convertible notes, or 87.5% and 97%, respectively, were canceled and exchanged for an identical principal amount of New Notes, plus exchange fees of approximately $1.0 million, which will be treated as a component of interest expense and recognized over the remaining life of the New Notes. Approximately $0.5 million of transaction costs were recognized in connection with the exchange transaction within selling, general and administrative expense in the consolidated income statement for the year ended December 31, 2010. Following the exchange offer, $14.4 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding. See Note 21 - Subsequent Events in the notes to the consolidated financial statements for additional details.

Senior Notes

As of December 31, 2010, we had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our 7.625% senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries. At December 31, we were in compliance with all the provisions and covenants of the 7.625% senior notes.

Convertible Notes

As described in Note 4 - Acquisitions and Joint Ventures in the notes to the consolidated financial statements, in connection with our acquisition of Wanzek, we issued an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 and convertible at the holder’s election at a conversion price of $12 per share. The 8% convertible note was repaid in June 2009 with the proceeds of our 4% senior convertible notes.

Acquisition Debt

Pumpco

In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. In October 2010, we repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. The 3.5267% equipment term loan is payable in 36 monthly installments, maturing in 2013 and is secured by most of Pumpco’s existing equipment and is guaranteed by MasTec. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Pumpco.

Wanzek

In connection with the acquisition of Wanzek, we issued the note described under “Convertible Notes” above and also assumed approximately $15 million of Wanzek’s debt.

Precision

We assumed approximately $34 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Precision.

Except for one note with an immaterial principal balance at December 31, 2010, there are no financial covenants associated with the acquisition debt described above.

Debt Guarantees

The subsidiary guarantees related to our senior convertible notes and senior notes are full and unconditional and joint and several, and there are generally no contractual restrictions on our ability to obtain funds from our subsidiaries. Also, MasTec, Inc. is a holding company with no independent assets or operations, and our subsidiaries that do not guarantee the senior convertible notes and senior notes are minor, individually, and in the aggregate, as such term is defined under the rules and regulations of the SEC. Accordingly, condensed consolidating financial information for MasTec, Inc. and its subsidiaries is not presented.

Contractual Payment Obligations

The following table sets forth our contractual payment obligations as of December 31, 2010 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Senior notes	$150.0	$—	$—	$—	$150.0
Senior convertible notes (1)	215.0	—	—	215.0	—
Equipment term loan	12.9	4.4	8.5	—	—
Notes payable for equipment	10.2	5.2	4.3	0.7	—
Earn-out obligations (2)	35.6	35.6	—	—	—
Capital leases	24.5	8.8	11.3	4.4	—
Operating leases	106.9	31.0	49.0	20.0	6.9
Interest (3)	118.7	22.1	42.2	29.6	24.8

Total	$673.8	$107.1	$115.3	$269.7	$181.7

(1)	Amount is comprised of $115 million of 4.0% senior convertible notes due in 2014 and $100 million of 4.25% senior convertible notes due in 2014. See Note 10 - Debt in the notes to the consolidated financial statements and “Senior Convertible Notes” above.
(2)	Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we assume will be paid in cash, are quantifiable and have been earned as of December 31, 2010.
(3)	Interest represents interest payments due on all debt and capital lease obligations. All of our debt, with the exception of our line of credit, for which we had no outstanding balance at December 31, 2010, are fixed interest rate obligations.

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

Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers and surety bond providers. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of December 31, 2010, we had $85.8 million of standby letters of credit issued under our Credit Facility, of which $59.5 million were related to our insurance programs. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit would reduce the borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to post performance and payment bonds in connection with services we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. In August 2010, we increased our performance bonding capacity to accommodate growth in our businesses with bonding requirements. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers.

As of December 31, 2010, estimated costs to complete projects secured by our $520.0 million of performance and payment bonds was $93.9 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

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

Other Guarantees. In the ordinary course of business, from time to time, we guarantee the obligations of our subsidiaries, including obligations under certain contracts with customers, certain lease obligations, and in some states, obligations in connection with obtaining contractors’ licenses. We also generally warrant the work we perform for a one- to two year-period following substantial completion of a project. We have not historically accrued any reserves for potential warranty claims as they have been immaterial. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of December 31, 2010, we are not aware of any asserted claims for material amounts in connection with these indemnity obligations.

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

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. Although we did experience increases in these costs in 2010 as compared with 2009, the increases in labor and material costs were primarily due to revenue growth and changes in business mix. Fuel costs also increased versus 2009 due, in part, to higher prices as well as to revenue growth and business mix. The price of fuel is subject to unexpected fluctuations due to events outside of our control, including geopolitical events and fluctuations in global supply and demand. Significant fuel price increases could adversely impact our operating results in the future. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

Recently Issued Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

None of our outstanding debt at December 31, 2010 was subject to variable interest rates as we had no outstanding draws on our Credit Facility as of December 31, 2010. Interest under the Credit Facility accrues interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. At December 31, 2010, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $13.5 million 3.5267% equipment term loan.

Foreign Currency Risk

We have limited operations in certain foreign countries, primarily Latin America and the Caribbean. Due to the limited nature of our foreign operations, fluctuations in foreign currency exchange rates have not had a material impact on our financial statements. Our exposure to fluctuations in foreign currency exchange rates could increase in the future if our foreign revenues increase, or if we expand our operations outside of the United States.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2010. The actual net default rate as of December 31, 2010 is 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes.

We sold two of our three structured finance securities for $7.0 million in the fourth quarter 2010. These securities had a par value of $11.2 million and an adjusted cost basis of $6.6 million. As of December 31, 2010, we hold $22.5 million in par value of auction rate securities, with an estimated fair value and carrying value of $19.0 million. Cumulative unrealized losses, net of gains, total $0.8 million as of December 31, 2010, which are recorded in other comprehensive income, net of applicable income taxes. To date, we have recognized $6.9 million of losses, net of realized gains of $0.4 million, on our auction rate securities. Of the cumulative losses of $6.9 million, $4.2 million relates to securities disposed of in 2010, and $2.7 million relates to securities we hold as of December 31, 2010.

See Note 7 - Securities Available for Sale in the notes to consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of MasTec, Inc.

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three years then ended. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company adopted FASB 141(R), Business Combinations, codified in ASC 805, Business Combinations, effective January 1, 2009.

Also, in our opinion, the financial statements schedules, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants

Miami, Florida

February 23, 2011

MASTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per share amounts)

	2010	2009	2008
Revenue	$2,308,031	$1,623,502	$1,378,663
Costs of revenue, excluding depreciation and amortization	1,938,882	1,376,125	1,179,190
Depreciation and amortization	57,966	49,539	28,465
General and administrative expenses	126,658	96,932	89,705
Interest expense, net	29,105	24,690	14,758
Other expense (income), net	1,420	(2,917)	(927)

Income from continuing operations before provision for income taxes and non-controlling interests	$154,000	$79,133	$67,472
Provision for income taxes	(63,613)	(8,385)	(870)

Income from continuing operations before non-controlling interests	$90,387	$70,748	$66,602
Loss from discontinued operations, net of tax	—	—	(814)

Net income	$90,387	$70,748	$65,788
Net loss attributable to non-controlling interests	(141)	—	—

Net income attributable to MasTec	$90,528	$70,748	$65,788

Earnings per share - basic and diluted (See Note 3 - Earnings Per Share)
Basic net income (loss) per share attributable to MasTec:
Continuing operations	$1.19	$0.93	$0.98
Discontinued operations	—	—	(0.01)

Total basic net income per share attributable to MasTec	$1.19	$0.93	$0.97

Basic weighted average common shares outstanding	76,132	75,701	67,983

Diluted net income (loss) per share attributable to MasTec:
Continuing operations	$1.05	$0.90	$0.97
Discontinued operations	—	—	(0.01)

Total diluted net income per share attributable to MasTec	$1.05	$0.90	$0.96

Diluted weighted average common shares outstanding	90,913	81,762	68,916

Supplemental disclosure (See Note 7 - Securities Available for Sale)
Other expense (income), net:
Total other-than-temporary impairment (gains) losses on securities available for sale, net	$(233)	$8,149	$—
Less: Unrealized (gains) losses on securities available for sale, recognized in other comprehensive income, net	(1,397)	2,030	—

Unrealized losses on securities available for sale, recognized in earnings	$1,164	$6,119	$—
Other expense (income), net	256	(9,036)	(927)

Total other expense (income), net	$1,420	$(2,917)	$(927)

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 at December 31, 2010 and $18,208 at December 31, 2009, respectively	$177,604	$88,521
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	444,363	323,008
Inventories	57,483	31,770
Deferred tax assets, net	11,990	56,006
Prepaid expenses and deposits	17,176	14,221
Other current assets	13,058	16,631

Total current assets	$721,674	$530,157

Property and equipment, net	180,786	198,812
Goodwill	613,369	504,200
Other intangible assets, net	78,190	91,217
Securities available for sale	18,997	24,511
Other assets	42,812	33,291

Total assets	$1,655,828	$1,382,188

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$18,399	$28,473
Accounts payable	196,363	152,559
Accrued salaries and wages	33,079	25,715
Accrued taxes payable	15,269	1,066
Accrued insurance	16,616	10,034
Other accrued expenses	13,329	12,023
Acquisition-related contingent consideration, current portion	35,639	25,137
Billings in excess of costs and earnings	136,070	49,869
Other current liabilities	21,780	22,759

Total current liabilities	$486,544	$327,635

Acquisition-related contingent consideration	34,695	44,461
Other liabilities	24,789	22,732
Deferred tax liabilities, net	62,487	49,275
Long-term debt	394,151	409,923

Total liabilities	$1,002,666	$854,026

Commitments and contingencies (See Note 16)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued and outstanding shares - 78,215,189 and 75,954,004 at December 31, 2010 and 2009, respectively	7,822	7,596
Capital surplus	663,927	629,730
Accumulated deficit	(12,512)	(103,040)
Accumulated other comprehensive loss	(6,156)	(6,124)

Total MasTec shareholders’ equity	$653,081	$528,162

Non-controlling interests	81	—

Total shareholders’ equity	$653,162	$528,162

Total liabilities and shareholders’ equity	$1,655,828	$1,382,188

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

		Common Stock and Additional Paid-In Capital
	Comprehensive Income	Shares	Amount	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total MasTec Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
Balance December 31, 2007		67,174	$6,717	$552,491	$(239,576)	$(5,067)	$314,565	$—	$314,565

Net income	$65,788	—	$—	$—	$65,788	$—	$65,788	$—	$65,788
Foreign currency translation adjustment	(67)	—	—	—	—	(67)	(67)	—	(67)
Unrealized losses on securities available for sale, net of tax	(8,278)	—	—	—	—	(8,278)	(8,278)	—	(8,278)
Non cash stock compensation	—	—	—	3,816	—	—	3,816	—	3,816
Issuance of common stock for acquisition	—	7,500	750	58,500	—	—	59,250	—	59,250
Stock issued, primarily for stock options exercised	—	781	78	7,938	—	—	8,016	—	8,016

Balance December 31, 2008	$57,443	75,455	$7,545	$622,745	$(173,788)	$(13,412)	$443,090	$—	$443,090

Net income	$70,748	—	$—	$—	$70,748	$—	$70,748	$—	$70,748
Foreign currency translation adjustment	(134)	—	—	—	—	(134)	(134)	—	(134)
Unrealized gains on securities available for sale, net of tax	3,641	—	—	—	—	3,641	3,641	—	3,641
Reclassification adjustment for impairment loss on securities available for sale included in earnings, net of tax	3,781	—	—	—	—	3,781	3,781	—	3,781
Non cash stock compensation	—	—	—	3,065	—	—	3,065	—	3,065
Stock issued, primarily for stock options exercised	—	499	51	3,920	—	—	3,971	—	3,971

Balance December 31, 2009	$78,036	75,954	$7,596	$629,730	$(103,040)	$(6,124)	$528,162	$—	$528,162

Net income	$90,528	—	$—	$—	$90,528	$—	$90,528	$(141)	$90,387
Foreign currency translation adjustment	75	—	—	—	—	75	75	—	75
Unrealized losses, net, on securities available for sale, net of tax	(1,399)	—	—	—	—	(1,399)	(1,399)	—	(1,399)
Reclassification adjustment for impairment loss on securities available for sale included in earnings, net of tax	714	—	—	—	—	714	714	—	714
Reclassification adjustment for unrealized loss on sale of securities, net of tax	578	—	—	—	—	578	578	—	578
Acquisition of non-controlling interest	—	—	—	—	—	—	—	222	222
Non cash stock compensation	—	—	—	3,444	—	—	3,444	—	3,444
Issuance of common stock in connection with acquisition related earn-out	—	1,875	188	26,857	—	—	27,045	—	27,045
Stock issued, primarily for stock options exercised	—	386	38	3,896	—	—	3,934	—	3,934

Balance December 31, 2010	$90,496	78,215	$7,822	$663,927	$(12,512)	$(6,156)	$653,081	$81	$653,162

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$90,387	$70,748	$65,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,966	49,539	28,465
Stock-based compensation expense	3,872	3,065	3,816
Amortization of deferred financing costs	3,252	2,098	696
Provision for doubtful accounts	2,895	2,414	3,482
Provision for losses on construction projects, net	434	1,301	711
Provision for inventory obsolescence	300	302	99
Credit losses on securities available for sale	1,164	6,119	—
Loss on equity method investments	321	—	—
Gain on disposal of assets	(907)	(1,334)	(673)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, costs and earnings in excess of billings and retainage	(127,724)	85,044	(13,797)
Inventories	(25,363)	956	(8,859)
Deferred tax assets and liabilities, net	56,360	8,577	3,486
Other assets, current and non-current portion	(5,614)	12,878	8,035
Accounts payable and accrued expenses	67,137	(26,547)	(8,348)
Other liabilities, current and non-current portion	93,549	(91,021)	(24,719)

Net cash provided by operating activities	$218,029	$124,139	$58,182

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(75,896)	(157,619)	(123,825)
Capital expenditures	(30,383)	(21,859)	(35,015)
Investments in cost and equity method investees	(11,604)	—	—
Investments in life insurance policies	(478)	(717)	(1,107)
Proceeds from sales of investments	7,044	—	31,938
Purchases of investments	—	—	(16,437)
Proceeds from sale of assets	7,037	4,171	2,459

Net cash used in investing activities	$(104,280)	$(176,024)	$(141,987)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of senior convertible notes	—	215,000	—
Proceeds from credit facility	—	35,682	186,345
Repayments of credit facility	—	(78,150)	(143,877)
Proceeds from other borrowings	13,543	—	31,491
Repayments of other borrowings	(27,170)	(71,436)	(20,967)
Payments of capital lease obligations	(14,460)	(2,711)	(2,041)
Proceeds from stock option exercises	3,515	3,971	8,101
Payments of financing costs	(169)	(9,079)	(2,064)

Net cash (used in) provided by financing activities	$(24,741)	$93,277	$56,988

Net increase (decrease) in cash and cash equivalents	89,008	41,392	(26,817)
Net effect of currency translation on cash	75	(134)	(208)
Cash and cash equivalents - beginning of period	88,521	47,263	74,288

Cash and cash equivalents - end of period	$177,604	$88,521	$47,263

Supplemental cash flow information:
Interest paid	$27,385	$22,985	$13,898
Income taxes paid, net of refunds	$5,694	$2,147	$665

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$2,243	$1,901	$880
Shares issued for acquisitions (1.875 million during 2010 and 7.5 million during 2008)	$27,044	$—	$59,250
Notes to sellers of Wanzek	$—	$—	$55,000

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of the Business

MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading national infrastructure construction company operating mainly throughout the United States across a range of industries. The Company’s activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, including but not limited to: electrical utility transmission and distribution, wind farms, solar farms, other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline, satellite communications, industrial infrastructure and water and sewer systems. MasTec’s customers are primarily in the utility, communications and government industries.

Note 2 - Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental U.S generally accepted accounting principles (“GAAP”), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-K. As the Codification was not intended to change or alter existing GAAP, it has not had any impact on the Company’s consolidated financial statements.

Management estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates for MasTec include: the recognition of revenue, in particular, on long term construction contracts, including estimates to complete and provisions for contract losses; allowance for doubtful accounts; accrued self-insured claims; goodwill, acquisition-related contingent consideration, and intangible assets; securities available for sale; asset lives used in computing depreciation and amortization, including amortization of intangibles; accounting for income taxes; contingencies; and litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

Principles of consolidation

The accompanying consolidated financial statements include MasTec, Inc. and its subsidiaries and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation. The Company’s investments in nonconsolidated affiliates, with interests ranging between 20% and 50%, are accounted for using the equity method and are recorded within other long-term assets in the consolidated balance sheets. Net income or loss from these investments is recorded in other (income) expense, net, in the consolidated statements of income. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method. Other parties’ interests in companies for which MasTec has controlling financial interest are reported as non-controlling interests within total equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below total net income from continuing operations.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the current period presentation.

Comprehensive income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, unrealized gains and losses from securities available for sale, foreign currency translation adjustments and losses from non-controlling interests.

Accumulated other comprehensive losses of $6.2 million and $6.1 million as of December 31, 2010 and 2009, respectively, are primarily attributable to the Company’s investments in securities available for sale. See Note 7 - Securities Available for Sale.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats items as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2010, change orders and/or claims that were in the process of being negotiated in the normal course of business for which costs have been deferred or that had been included as contract price adjustments were immaterial.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectibility of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends for reporting units where losses have occurred historically and are considered to be ordinary course, reserves are established for anticipated losses based on statistical analysis of the accounts receivable portfolio. For reporting units where historical losses have been immaterial, an increase in the allowance for doubtful accounts is recorded when it is probable a receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible.

Cash and cash equivalents

All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents and are stated at cost, which approximates market value. Restricted cash included in cash and cash equivalents represents cash deposited in support of letters of credit issued through the Company’s credit facility. The Company’s credit facility provides full availability for those funds, and there is no reduction in liquidity. Restricted cash is invested in certificates of deposit with maturities equal to or less than 90 days.

Fair value of financial instruments

Financial instruments in the Company’s consolidated balance sheets include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, auction rate securities, cost and equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and debt obligations.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of cash collateral deposited with insurance carriers and deferred compensation plan assets and liabilities approximate their fair values. Cost and equity method investments are initially recorded at their cost basis. The fair value of the Company’s cost and equity method investments are not readily available, however, disclosure of their fair value is not required. Management is not aware of events or changes in circumstances that would have a material adverse effect on the carrying value of the Company’s cost or equity method investments.

See Note 6 - Fair Value of Financial Instruments for estimated fair values and carrying amounts of the Company’s other financial instruments.

Securities Available for Sale

The Company’s securities available for sale consist of auction-rate securities. These auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2010. The actual net default rate as of December 31, 2010 is 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes.

Securities available-for-sale are recorded at estimated fair value as long-term assets. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other-than-temporary. An impairment is considered to be other-than-temporary if an entity intends to sell a security, more likely than not will be required to sell a security before recovering its cost, or does not expect to recover a security’s entire amortized cost basis, even if there is no intent to sell the security.

The Company considers several factors in assessing whether a loss is other-than-temporary. These factors include, but are not limited to: the intent and more likely than not, the ability to hold a security for a period of time sufficient to allow for recovery of its fair value; the length of time a security is in an unrealized loss position; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; changes to the credit ratings of securities, as well as their underlying assets; and, for the Company’s structured finance security, rates of default on the underlying portfolio of credit default swaps.

In assessing the expectation of recovering a security’s amortized cost basis, management performs an assessment of the present value of cash flows expected to be collected. If this assessment yields an amount less than the amortized cost basis of the security, even if the Company has the intent, and more likely than not, the ability to hold the securities, a credit loss is deemed to exist. The amount of an other-than-temporary impairment attributed to the credit losses is recognized in earnings, while the amount of an other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable deferred income taxes. The Company estimates credit losses associated with its auction rate securities using Level 3 inputs. Credit loss estimates are derived by comparing the estimated fair value of the securities, which are based on a number of factors, including estimated probabilities of default, with the value that would have been derived if the probability of default for the same securities were zero percent. The difference between the recorded fair value and the estimated fair value assuming a zero probability of default is considered the portion of total decline in fair value attributable to credit losses.

Due to the liquidity issues associated with auction rate securities and the corresponding lack of activity in this market, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of December 31, 2010. Therefore, their fair value was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. The model incorporates assumptions that market participants would use in their estimates of fair value such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction; (b) a failed auction; or (c) a default; at each auction, which represent Level 3 fair value inputs. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include: changes to credit ratings of the securities and, for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

See Note 7 - Securities Available for Sale for further discussion.

Inventories

Inventories consist of materials and supplies for construction and install to the home projects. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of December 31, 2010 and 2009, inventory obsolescence reserves were immaterial.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense.

Deferred costs

Deferred financing costs related to the Company’s credit facility, senior notes and senior convertible notes, whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets, are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $11.2 million and $14.3 million at December 31, 2010 and 2009, respectively.

Software capitalization

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These capitalized software costs are included in property and equipment, net, in the consolidated balance sheets and are amortized over a period not to exceed seven years.

Valuation of Long-Lived Assets

Management reviews long-lived assets, consisting primarily of property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Estimated fair values take into consideration appropriate discount rates relative to risk. Management believes that these estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. During the years ended December 31, 2010, 2009 and 2008, no material impairment charges were incurred relating to the Company’s long-lived assets.

Valuation of Goodwill and Intangible Assets

Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. Management conducts, on at least an annual basis, a review of the Company’s reporting units to determine if the carrying values of the reporting units exceed their estimated fair values, using a discounted cash flow methodology. This analysis requires several estimates, including future cash flows and growth rates for the reporting units, as well as the selection of a discount rate. Goodwill impairment may exist if the net book value of the reporting unit exceeds its estimated fair value. Should this be the case, the value of goodwill may be impaired and a write down may be required. Acquired intangible assets are recognized and amortized over their useful lives, which could be based on contractual or legal rights. Management periodically reviews long-lived intangible assets for impairment.

Accrued insurance

MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. MasTec actuarially determines liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflects the present value of those liabilities in the balance sheet as other current and non-current liabilities. The determination of such claims and expenses and appropriateness of the related liability is reviewed and updated quarterly. Accruals are based upon known facts, historical trends and a reasonable estimate of future expenses. However, a change in experience or actuarial assumptions could materially affect results of operations in a particular period. As of December 31, 2010 and 2009, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses, was $36.3 million and $31.6 million, respectively, of which $22.9 million and $22.1 million, respectively, was reflected within non-current other liabilities.

The Company also maintains an insurance policy with respect to employee group health claims subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, as of December 31, 2010 and 2009 was $1.4 million and $0.8 million, respectively.

The Company is required to post letters of credit and provide cash collateral to its insurance carriers. As of December 31, 2010 and 2009, these letters of credit amounted to $59.5 million and $66.9 million, respectively, a portion of which is collateralized by $18.0 million of restricted cash at both December 31, 2010 and 2009. In addition, other cash collateral deposited with insurance carriers amounted to $2.2 million and $3.0 million as of December 31, 2010 and 2009, respectively, which is included in other assets in the consolidated balance sheets.

Income taxes

The Company records income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. Income taxes are estimated in each of the jurisdictions in which the Company operates. This process involves estimating the tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value. Management considers future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that management determines that the Company may not be able to realize all or part of a net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.

Stock-based compensation

The Company has granted to employees and others restricted stock and options to purchase common stock. Non-cash stock compensation expense for administrative employees is included in general and administrative expense, and for operational employees, is included within cost of sales in the consolidated statements of operations.

Grants of restricted stock are valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Vesting periods for grants of restricted stock range from day of issuance to five years.

During each of the three years ended December 31, 2010, there were no stock options granted. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, and the Company uses the ratable method to amortize compensation expense over the vesting period of the option grant.

See Note 12 - Stock-Based Compensation Plans for further discussion.

Multi-employer pensions plans

The Company makes contributions to certain union-administered multi-employer pension plans. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans.

See Note 13 - Retirement Plans and Note 16 - Commitments and Contingencies for additional details.

New accounting pronouncements

Recently adopted accounting pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 codified in Accounting Standards Update (“ASU”) 2009-16 (“ASU 2009-16”). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-16 on January 1, 2010 did not have an impact on MasTec’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), codified in ASU 2009-17. SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities, in determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASU 2009-17, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASU 2009-17 requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASU 2009-17 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASU 2009-17 on January 1, 2010 did not have a material impact on MasTec’s consolidated financial statements.

In October 2009, the FASB ratified EITF consensus No. 09-1 and issued ASU No. 2009-15, Accounting for Own - Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (“ASU 2009-15”). ASU 2009-15 requires an entity that enters into a share-lending arrangement on its own shares (that are classified in equity pursuant to other authoritative accounting guidance) in contemplation of a convertible debt issuance or other financing to initially measure the share-lending arrangement at fair value and treat it as an issuance cost and to exclude the shares borrowed under the share-lending arrangement from basic and diluted EPS. In addition, under ASU 2009-15, if it becomes probable that the share-lending arrangement counterparty will default on the arrangement, the issuing entity should record a loss in current earnings equal to the fair value of the shares outstanding less any recoveries. The entity will continue to adjust the loss until actual default. Upon an actual default, the issuing entity must include the shares outstanding under the share-lending arrangement (net of any share recoveries) in basic and diluted EPS. The ASU also requires entities to provide certain disclosures about the share-lending arrangement. The adoption of ASU 2009-15 on January 1, 2010 had no impact on the Company’s consolidated financial statements as the Company has not entered into any share-lending arrangements.

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, (“ASU 2010-01”) which provides guidance on accounting for such distributions, clarifying that in calculating EPS, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, and therefore include the shares issued or issuable as part of a distribution that is reflected in basic EPS prospectively. The adoption of ASU 2010-01 as of January 1, 2010 had no impact on the consolidated financial statements as the Company has not made any distributions to shareholders.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-02”), in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (codified in ASC 810-10, Consolidation (“ASC 810-10”)). ASU 2010-02 clarifies that the decrease in ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). In addition, ASU 2010-02 clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 had no impact on the Company’s consolidated financial statements as the Company has not had any decreases in ownership of its subsidiaries during 2010.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”) which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715, Compensation - Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. See Note 6 - Fair Value of Financial Instruments for related disclosures.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”), which updates ASC Topic 815, Derivatives and Hedging (“ASC 815”) and addresses the application of the embedded derivative scope exception in ASC 815. ASU 2010-11 primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features (including entities that consolidate a variable interest entity that issues financial instruments containing embedded credit derivative features). Additionally, ASU 2010-11’s transition provision permits entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. ASU 2010-11 is effective for the first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 as of July 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple - Deliverable Revenue Arrangements, (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25, Multiple - Element Arrangements. ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply ASU 2009-13 (i) prospectively to new or materially modified arrangements after its effective date or (ii) retrospectively for all periods presented. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 improves disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable, notes receivable, credit cards receivables and lease receivables, except for operating leases. Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables. The disclosures relating to disaggregated investment balances, allowance for credit losses, nonaccrual status, credit quality indicators, credit risk factors and impairment of financing receivables are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2011. See Note 8 - Accounts Receivable, Costs and Earnings in Excess of Billings and Retainage, Net of Allowance for related disclosures.

Recently issued accounting standards, not adopted as of December 31, 2010

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). This update provides guidance on defining a milestone under Topic 605, Revenue Recognition - Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 3 - Earnings Per Share

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

As described in Note 10 - Debt, the Company had convertible notes outstanding during each of the three years ended December 31, 2010. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive. Under the “if-converted” method, in computing the dilutive effect of the Company’s convertible notes, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding.

The following table summarizes the Company’s outstanding convertible notes during the three years ended December 31, 2010, 2009 and 2008, including their respective classification within the computation of earnings per share for each year (in thousands).

	2010	2009	2008
Dilutive:
4.0% senior convertible notes, issued June 2009	$115,000	$115,000	N/A
4.25% senior convertible notes, issued November 2009	100,000	100,000	N/A
8.0% convertible notes	N/A	N/A	$55,000

Anti-dilutive:
8.0% convertible notes	N/A	$55,000	N/A

The following table represents a reconciliation of MasTec’s net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	2010	2009	2008
Basic
Net income (loss) attributable to MasTec:
Continuing operations	$90,528	$70,748	$66,602
Discontinued operations	—	—	(814)

Net income attributable to MasTec	$90,528	$70,748	$65,788

Shares:
Weighted average shares outstanding	76,132	75,701	67,983

Basic earnings (loss) per share attributable to MasTec:
Continuing operations	$1.19	$0.93	$0.98
Discontinued operations	—	—	(0.01)

Basic earnings per share attributable to MasTec	$1.19	$0.93	$0.97

Diluted
Net income:
Basic net income attributable to MasTec	$90,528	$70,748	$65,788
Interest expense on 4.0% senior convertible notes, net of tax	2,700	2,260	—
Interest expense on 4.25% senior convertible notes, net of tax	2,494	419	—
Interest expense on 8% convertible notes, net of tax	—	—	183

Diluted net income attributable to MasTec	$95,722	$73,427	$65,971

Shares:
Basic weighted average shares outstanding	76,132	75,701	67,983
Effect of dilutive common stock equivalents	1,022	1,025	744
Effect of dilutive 4.0% senior convertible notes	7,297	4,134	—
Effect of dilutive 4.25% senior convertible notes	6,462	903	—
Effect of dilutive 8% convertible notes	—	—	189

Diluted weighted average shares outstanding	90,913	81,763	68,916

Diluted earnings (loss) per share attributable to MasTec:
Continuing operations	$1.05	$0.90	$0.97
Discontinued operations	—	—	(0.01)

Diluted earnings per share attributable to MasTec	$1.05	$0.90	$0.96

As described in Note 21 - Subsequent Events, in January 2011, the Company completed a debt exchange offer related to its outstanding 4.0% senior convertible notes and 4.25% senior convertible notes. In connection with this debt exchange offer, $100.6 million of its original 4.0% senior convertible notes and $97 million of its original 4.25% senior convertible notes were canceled and exchanged for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New Notes”) for an exchange fee of 50 basis points, or 0.5%, which totaled approximately $1 million. The terms of the New Notes are substantially similar to the original notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount in cash, the conversion shares underlying the principal amount of the New Notes will not be included in the Company’s diluted share count in future periods. If the average stock price per share exceeds the $15.76 conversion price for the new 4.0% senior convertible notes or the $15.48 conversion price for the new 4.25% senior convertible notes, the resulting amount, in shares, of any premium will be included in the Company’s diluted share count. Following the exchange offer, $14.4 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding.

Beginning in January 2011 upon the issuance of the New Notes, the Company will bifurcate the principal balance of the New Notes between the fair value of the common stock conversion feature and the fair value of the New Notes. As a result, the value of the New Notes will be discounted and the discount will be accreted to interest expense over the remaining term of the New Notes using the effective interest method. This will increase interest expense during the term of the New Notes above the 4.0% and 4.25% cash coupon interest rates to an effective interest rate of approximately 6.7%. The fair value of the common stock conversion feature will be recorded as a component of stockholders’ equity.

Note 4 - Acquisitions and Joint Ventures

Precision

Effective November 1, 2009, MasTec purchased all of the issued and outstanding membership interests of Precision Pipeline, LLC and Precision Transport Company, LLC (together, “Precision”) for approximately $126 million in cash, the assumption of $34 million of Precision’s debt and a five-year earn-out equal to 40% of Precision’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the purchase agreement) for the last two months of 2009 and 30% of Precision’s annualized EBITDA in excess of $35 million for the remainder of the earn-out period, payable at MasTec’s option in cash or, under certain circumstances, shares of MasTec common stock or a combination thereof.

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

The following table summarizes the estimated fair value of consideration paid for Precision and the allocation of purchase price to the fair value of assets acquired and liabilities assumed at the date of acquisition (in millions).

Purchase Price Consideration:
Cash	$126.4
Debt assumed	33.6
Fair value of contingent consideration (earn-out)	54.2

Total consideration	$214.2

Preliminary Purchase Price Allocation:
Current assets	$94.7
Non-compete agreements	1.8
Customer contracts	14.5
Goodwill	139.0
Property and equipment	56.3

Total assets acquired	$306.3

Current liabilities	(92.1)
Liability arising from contingent consideration arrangement	(54.2)
Long-term debt	(33.6)

Total liabilities assumed	$(179.9)

Net assets acquired	$126.4

The fair value of the earn-out arrangement associated with the Precision acquisition was estimated at $54.2 million using the income approach incorporating significant inputs not observable in the market (Level 3 inputs under ASC 820). Key assumptions include probability adjusted EBITDA projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the EBITDA probability assessment. The range of potential undiscounted payments that the Company could be required to make under the earn-out arrangement was estimated to be between $0 and $65 million, however, there is no maximum earn-out payment amount. During 2010, new information about significant opportunities for Precision that existed at the acquisition date resulted in revising the probabilities applied to EBITDA projections upward. Accordingly, the Company recorded a measurement period adjustment to increase the acquisition date fair value of the contingent consideration liability by $13.9 million. Additionally, the Company remeasured the contingent consideration liability as of December 31, 2010 using currently available facts and circumstances including Precision’s 2010 performance, resulting in an incremental increase in the contingent consideration liability of $0.5 million, which was recorded within other expense during the year ended December 31, 2010. The Company paid $9.7 million of contingent consideration related to this earn-out arrangement during the second quarter of 2010.

On April 1, 2010, the Precision sellers paid MasTec a purchase price adjustment of approximately $5.4 million based on Precision’s final net working capital as of the closing date as prescribed in the purchase agreement. A total net increase in goodwill of $15.5 million was recorded during 2010 as a result of the following (in millions):

Increase in estimated fair value of contingent consideration	$13.9
Reduction in the estimated fair value of accounts receivable and billings in excess of costs and earnings	2.5
Increase in liabilities, excluding billings in excess of costs and earnings	3.0
Assignment of joint venture to sellers	1.5
Purchase price adjustment	(5.4)

Net increase in goodwill	$15.5

As required by the Business Combinations Topic of the FASB Codification, balances at December 31, 2009 have been updated to reflect the above purchase accounting adjustments. See the consolidated balance sheet for current period presentation.

The intangible asset related to customer contracts is amortized over the expected remaining term of these contracts, consistent with the pattern in which the related benefits will be consumed, over its two-year useful life. The intangible asset related to non-compete agreements with the sellers is being amortized over its seven-year term. Goodwill of $139.0 million arising from the acquisition represents the value of the assembled union workforce as well as the industry-specific project management expertise of Precision’s management team.

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

Tax deductible goodwill for the Precision acquisition as of December 31 was as follows (in millions):

As of December 31,
2010	$86.5
2009	$82.8

Wanzek

In December 2008, MasTec purchased all of the issued and outstanding shares of Wanzek Construction, Inc., (“Wanzek”) for: (i) $50 million in cash, (ii) 7.5 million shares of MasTec common stock, which were valued at $59.3 million based on the average market price five days before and after the date the terms of the acquisition were agreed to and announced, (iii) an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 (the “Wanzek convertible notes”), (iv) the assumption of up to $15 million of Wanzek’s debt and (v) a two-year earn-out equal to 50% of Wanzek’s EBITDA over $40 million per year. The purchase agreement provides for “piggyback” registration rights without penalty or registration payment arrangements. The acquisition was effective as of December 1, 2008, and accordingly, Wanzek’s earnings have been consolidated as of that date.

Wanzek, headquartered in Fargo, North Dakota, has been in business for almost 40 years and manages a team of highly-skilled workers and tradesmen who are deployed throughout the country and who are capable of working under extreme weather conditions. Wanzek currently derives a significant portion of its revenue from wind farm construction and maintains a fleet of heavy equipment, including a number of specialized heavy cranes, a critical component for the successful erection of wind turbine towers. With the acquisition of Wanzek, MasTec is capable of providing end-to-end construction services to wind farm owners and developers. The Wanzek acquisition complements MasTec’s existing expertise and contracts in the construction of the electrical collection systems, substations and transmission lines necessary to connect energy from wind farms to the power grid. Wanzek brings additional experience and capabilities to MasTec in the construction of natural gas processing plants and compression stations, and other heavy/civil and industrial process construction.

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

Additionally, during 2009, adjustments were recorded as additional goodwill related to (i) $2.3 million paid to the sellers of Wanzek as a purchase price adjustment based on Wanzek’s final net working capital as of the effective closing date as prescribed in the purchase agreement and (ii) a deferred tax liability of $13.2 million related to the trade name intangible. In 2010, MasTec paid the sellers an additional $0.8 million as a purchase price adjustment related to an adjustment to the final net working capital.

The purchase price to acquire Wanzek, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below (in millions):

Current assets	$69.0
Property and equipment	31.3
Other assets	0.8
Customer contracts and relationships	24.2
Trade name	34.5
Non-compete agreement	1.3
Goodwill	106.2

Total assets acquired	$267.3

Current liabilities	(58.2)
Other liabilities	(29.4)
Debt	(12.8)

Total liabilities assumed	$(100.4)

Net assets acquired	$166.9

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

There was no tax deductible goodwill associated with the Wanzek acquisition.

DirectStar/Funraisers

On October 1, 2008, MasTec acquired from Red Ventures LLC, (“Red Ventures”), the same seller that sold DirectStar TV LLC (“DirectStar”) to MasTec, 100% of the membership interests of Funraisers PR, LLC (“Funraisers”), a company engaged in a start-up business that provides marketing, advertising, promotion, and sales activities for internet data delivery service by satellite and certain other broadband companies. DirectStar, together with its subsidiaries, including Funraisers, is referred to as the “DirectStar Business.” Funraisers earnings have been consolidated since the date of acquisition. Although MasTec did not pay any upfront consideration for Funraisers at the closing, in connection with the transaction MasTec agreed to increase the earn-out payable with respect to DirectStar until December 31, 2018. Additionally, the Seller had an option to purchase the DirectStar Business back from MasTec.

In July 2010, MasTec entered into a purchase option agreement with Red Ventures and certain of Red Ventures’ affiliates, which granted Red Ventures a purchase option to acquire the DirectStar Business and simultaneously terminated Red Ventures’ prior purchase option for the DirectStar Business described above. In February 2011, this purchase option agreement was amended and restated, and as amended, grants to Red Ventures an option to purchase the DirectStar Business from MasTec at any time from March 1, 2012 to November 30, 2012, for an amount equal to the sum of: (i) the shareholders’ equity of the DirectStar Business as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of the DirectStar Business from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,600,000. The purchase option also allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, MasTec agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar Business. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute its purchase option, the Company’s revenues and profits from DIRECTV® would be materially reduced.

As of December 31, 2010 and 2009, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach including Level 3 inputs such as projected EBITDA and EBITDA multiples. Management does not anticipate a material change in the fair value of the option as a result of the February 2011 option amendment.

Inclusion of pro forma results of operations as if the acquisition of Funraisers had been completed at the beginning of 2008 would not have a material impact on the results of operations for the year ended December 31, 2008, as presented.

Tax deductible goodwill for the DirectStar/Funraisers acquisition as of December 31 was as follows (in millions):

As of December 31,
2010	$57.0
2009	$30.7

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

On December 24, 2010, MasTec entered into an amendment to the asset purchase agreement with the seller of Nsoro. Under the revised terms, MasTec paid and delivered to the seller a one time $40 million cash payment plus 1,875,000 shares of MasTec common stock, which are restricted for one year from the date of issuance. These shares were valued at $27 million, based on the average market price five days before and after the terms of the amendment were agreed to and announced. The amendment effectively reduces potential future earn-out payments in exchange for upfront consideration. The total payment of upfront purchase price consideration, valued at $67 million, was recorded as additional goodwill. Future annual earn-out payments for the five years beginning in 2011 will be reduced to 27.5% of domestic annualized earnings before tax in excess of $40 million. Earn-outs will be payable, at MasTec’s sole option, in either cash, shares of MasTec common stock, or any combination thereof.

Nsoro is headquartered in Atlanta, Georgia and specializes in wireless infrastructure management and construction. The strategic acquisition of Nsoro gives MasTec the opportunity to service its large communications customers’ wireless capital spending plans.

The initial purchase price to acquire Nsoro (excluding contingent consideration), including transaction costs of $2.4 million, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below (in millions).

Current assets	$85.2
Property and equipment	0.7
Customer relationships	10.6
Trade name	1.0
Goodwill	3.2
Other long-term assets	0.1

Total assets acquired	$100.8

Current liabilities	(68.8)
Debt	(12.1)

Total liabilities assumed	$(80.9)

Net assets acquired	$19.9

Analysis of work in process, costs and estimated earnings in excess of billings and billings in excess of costs resulted in reclassifying entries to gross-up amounts previously netted, and revised estimates in the valuation of acquired assets and liabilities since the initial purchase price allocation, which was finalized in the third quarter of 2009, resulted in changes to goodwill. The customer relationship and trade name intangible assets are amortized on a straight-line basis over a twenty year and five year life, respectively, consistent with the benefits expected to be received. In connection with the acquisition of Nsoro, management approved a plan to exit the activities of four Nsoro locations including the termination and/or relocation of the employees at these locations. These exit activities resulted in liabilities assumed of approximately $0.2 million included in the allocation of purchase price above. These locations were substantially closed at the end of 2008.

Nsoro’s earnings have been consolidated since the date of acquisition. Inclusion of pro forma results of operations as if the acquisition had been completed at the beginning of 2008 would not have a material impact on the results of operations for the year ended December 31, 2008, as presented.

Tax deductible goodwill for the Nsoro acquisition as of December 31 was as follows (in millions):

As of December 31,
2010	$75.0
2009	$8.5

Pumpco

In May 2008, MasTec acquired all of the issued and outstanding capital stock of Pumpco, Inc. (“Pumpco”) for a purchase price of $44 million, paid in cash, plus the retirement and assumption of certain indebtedness and earn-out payments payable over a five-year period equal to 50% of Pumpco’s earnings before taxes above significant specified thresholds. The earn-out is payable in cash or, at the Company’s option, MasTec common stock or a combination thereof. In connection with the acquisition, the Company entered into a $22.5 million equipment term loan and used the proceeds to pay off $8.7 million of Pumpco indebtedness with the balance used to pay a portion of the acquisition purchase price. In October 2010, the Company repaid the outstanding $13.4 million principal balance of the 7.05% equipment loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. The equipment term loan is secured by most of Pumpco’s existing equipment and is guaranteed by MasTec. The equipment term loan is secured by most of Pumpco’s existing equipment and is guaranteed by MasTec. The acquisition is effective as of May 1, 2008, and, accordingly, Pumpco’s earnings have been consolidated as of that date.

Pumpco, headquartered in Giddings, Texas, has been in business for over 25 years and specializes in midstream natural gas pipeline construction. The acquisition of Pumpco continues MasTec’s diversification and growth strategy and expands its presence and capabilities in servicing gas pipeline customers.

The purchase price to acquire Pumpco, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized below. The initial purchase price allocation, which was finalized in the second quarter of 2009, has been adjusted to reflect additional deferred tax liabilities and goodwill (in millions).

Current Assets	$11.3
Property and equipment	34.7
Customer contracts and relationships	5.2
Non-compete agreement	1.7
Trade name	2.4
Goodwill	18.3

Total assets acquired	$73.6

Current liabilities	(3.7)
Other liabilities	(8.8)
Debt	(9.5)

Total liabilities assumed	$(22.0)

Net assets acquired	$51.6

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

There was no tax deductible goodwill associated with the Pumpco acquisition.

Unaudited Pro Forma Information

The following unaudited pro forma data presents revenue and results of operations as if the acquisitions of Precision, Wanzek and Pumpco had occurred on January 1, 2008 for the year ended December 31, 2008, and as if the acquisition of Precision had occurred on January 1, 2009 for the year ended December 31, 2009.

	Years Ended December 31,
	2009 (unaudited)	2008 (unaudited)
	(In millions)
Revenue	$1,844.9	$2,271.4
Income from continuing operations	$104.9	$164.0

Joint Ventures and Other Investments

On November 16, 2010, MasTec entered into a membership interest purchase agreement and invested $10 million to purchase a 33% voting interest in EC Source Services LLC (“EC Source”) and acquired a two-year option (the “Merger Option”) that grants MasTec the right, but not the obligation, to acquire EC Source via merger. EC Source is an extra high voltage specialty transmission contractor, and MasTec’s investment will be utilized to support working capital and bonding requirements as well as equipment purchases, as necessary, to meet the demands of EC Source’s existing and future projects.

If MasTec, in its sole discretion, exercises its option to acquire the remaining 67% interest in EC Source, it will be required to issue to the other EC Source equity holders an aggregate of 5,153,846 shares of MasTec common stock, subject to certain purchase price adjustments, plus a five-year earn-out, payable in either MasTec shares or cash at MasTec’s election, based on EC Source’s EBITDA, generally equal to 20% of EC Source’s annual EBITDA in excess of $15 million. The MasTec shares will be subject to transfer restrictions, which lapse 25% on the first anniversary of the closing of the EC Source acquisition, an additional 25% on the second anniversary and the remaining 50% on the third anniversary.

Should MasTec exercise its Merger Option, the consummation of the acquisition will be subject to certain conditions, including customary closing conditions. Either MasTec or the EC Source members may terminate the merger if MasTec has exercised the Merger Option but the closing of the acquisition has not occurred within six months after that exercise or if MasTec has not exercised the Merger Option within two years after its original investment. See Note 21 - Subsequent Events.

Through a 60%-owned consolidated subsidiary, MasTec invested $1.6 million for a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment is accounted for under the equity method of accounting, and the investee had no significant operations during 2010. During 2010, MasTec performed construction services for this investee and recognized revenue of approximately $1.8 million for the year ended December 31, 2010. As of December 31, 2010, approximately $2.1 million is included in costs and earnings in excess of billings related to this customer.

The Company has certain other cost and equity method investments, which are not material individually or in the aggregate as of December 31, 2010 or 2009. These investments are initially recorded at their cost basis and are periodically reviewed for changes in events or circumstances that could impact their carrying value. No impairment charges were recorded during the years ended December 31, 2010, 2009 or 2008 relating to the Company’s cost or equity method investments.

Note 5 - Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets as of December 31(in millions):

	2010	Weighted Average Amortization Period	2009	Weighted Average Amortization Period
Amortizing intangible assets: (1)
Gross carrying amount	$75.2		$75.2
Less: accumulated amortization	(38.9)		(25.9)

Amortizing intangible assets, net	$36.3	14 years	$49.3	11 years

Non-amortizing intangible assets:
Goodwill	$613.4		$504.2
Trade name	35.3		35.3
Other	6.6		6.6

Non-amortizing intangible assets	$655.3		$546.1

Goodwill and other intangible assets	$691.6		$595.4

(1)	Consists principally of customer relationships, tradenames and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets for the years ended December 31, 2009 and 2010 (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizable	Amortized	Total
Balance at December 31, 2008	$331.0	$40.9	$48.7	$420.6

Acquisitions and acquisition-related adjustments	112.2	0.4	13.5	126.1
Earn-outs	61.6	—	—	61.6
Amortization expense	—	—	(12.9)	(12.9)
Other	(0.6)	0.6	—	—

Balance at December 31, 2009	$504.2	$41.9	$49.3	$595.4

Acquisitions	—	—	—	—
Earn-outs	41.3	—	—	41.3
Settlement of multiple year earn-out (See Note 4)	67.0	—	—	67.0
Amortization expense	—	—	(13.0)	(13.0)
Other	0.9	—	—	0.9

Balance at December 31, 2010	$613.4	$41.9	$36.3	$691.6

Information about estimated amortization expense for identifiable intangible assets that have a finite life for the periods subsequent to December 31, 2010 is summarized in the following table (in millions):

Amortization Expense
2011	$7.6
2012	4.7
2013	3.7
2014	3.0
2015	2.6
Thereafter	14.7

Total	$36.3

Management performs its annual impairment review of goodwill and certain intangible assets with indefinite lives during the fourth quarter each year at the reporting unit level. Assets of acquired businesses and related goodwill are allocated to the corresponding reporting units. Management identifies the Company’s reporting units by assessing whether components holding purchased assets, including goodwill and related assumed liabilities, have discrete financial information available. To the extent that two or more components are deemed economically similar, those components are aggregated into one reporting unit for purposes of the Company’s annual goodwill impairment review.

The Company’s reporting units sell and provide contracting services, including building, installation, maintenance and upgrade services by primarily digging and drilling trenches and installing poles, pipe, towers, antennae, wire, and equipment. Many of our reporting units perform these services across multiple industries, including telecommunications, utilities and government, and on behalf of a variety of customers, some of which contract services from multiple reporting units.

Management estimates the fair value of each reporting unit and compares the estimated fair value to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, the value of the reporting units’ goodwill or other indefinite-lived intangibles may be impaired and could require a write down. During the three year period ended December 31, 2010, management estimated the fair value of the Company’s reporting units using a discounted cash flow methodology, which incorporates five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. Management applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times year five EBITDA. Discount rates ranged from 8.5% to 10.7% per annum and represent the Company’s estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analysis. Based upon these analyses, no material impairment charges were recorded in the three years ended December 31, 2010.

Note 6 - Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of certain financial instruments as of December 31, 2010 and 2009 (in millions):

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$8.3	$8.3	$8.1	$8.1
Auction rate securities	19.0	19.0	24.5	24.5

Liabilities
Acquisition-related contingent consideration	$45.0	$45.0	$54.2	$54.2
7.625% senior notes	150.0	151.9	150.0	142.5
4.0% senior convertible notes	115.0	139.2	115.0	120.9
4.25% senior convertible notes	100.0	120.4	100.0	106.6

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

Auction Rate Securities. Due to lack of activity in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities. Therefore, the fair value of these investments was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model, a Level 3 input. See Note 7 - Securities Available for Sale.

Acquisition-related contingent consideration. Under certain acquisition agreements, the Company has agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock at the Company’s option. Acquisition-related contingent consideration is measured at its acquisition date fair value for business combinations subsequent to December 15, 2008. Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for such acquisitions and is based on management’s estimates and entity-specific assumptions, which are Level 3 inputs. See Note 4 - Acquisitions and Joint Ventures.

Debt. The estimated fair values of the Company’s $150 million 7.625% senior notes, $115 million 4% senior convertible notes, and $100 million 4.25% senior convertible notes are based on quoted market prices, Level 1 inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2010, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs at December 31, 2010 and 2009 (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.3	$8.3	$—	$—
Auction rate securities	19.0	—	—	19.0
Liabilities
Acquisition-related contingent consideration	$45.0	$—	$—	$45.0

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.1	$8.1	$—	$—
Auction rate securities	24.5	—	—	24.5
Liabilities
Acquisition-related contingent consideration	$54.2	$—	$—	$54.2

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in millions).

	Auction Rate Securities
Year Ended December 31, 2010	Student Loan	Structured Finance Securities	Total	Acquisition- Related Contingent Consideration

Balances at December 31, 2009	$16.4	$8.1	$24.5	$54.2
Sale of auction rate securities, cost basis	—	(6.6)	(6.6)	—
Realized gains on sale of auction rate securities	—	0.4	0.4	—
Reversal of unrealized losses included in other comprehensive income on securities sold	—	0.9	0.9	—
Changes in fair value recorded in earnings	—	(1.2)	(1.2)	0.5
Changes in unrealized gains included in other comprehensive income	—	1.0	1.0	—
Payments of contingent consideration	—	—	—	(9.7)

Balances at December 31, 2010	$16.4	$2.6	$19.0	$45.0

	Auction Rate Securities
Year Ended December 31, 2009	Student Loan	Structured Finance Securities	Total	Acquisition- Related Contingent Consideration

Balances at December 31, 2008	$15.9	$4.7	$20.6	$—
Changes in fair value recorded in earnings	—	(6.1)	(6.1)	—
Changes in unrealized gains included in other comprehensive income	0.5	9.5	10.0	—
Acquisition-related contingent consideration recognized in connection with acquisitions	—	—	—	54.2

Balances at December 31, 2009	$16.4	$8.1	$24.5	$54.2

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2010 and 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 7 - Securities Available for Sale

The Company’s securities available for sale consist of auction-rate securities. Liquidity for auction rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Given the uncertainty as to when the liquidity issues will improve, these securities are classified as long-term assets in the consolidated balance sheet. The Company’s auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2010. The actual net default rate as of December 31, 2010 is 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. During the fourth quarter of 2010, the Company sold two of its three structured finance securities.

Due to the liquidity issues associated with auction rate securities and the corresponding lack of activity in this market, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of December 31, 2010. Therefore, their fair value was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair value of the Company’s auction rate securities by type of security and underlying credit rating as of December 31, 2010 and 2009 (in millions):

As of December 31, 2010	Underlying Credit Rating (1)
	A3/A-	CCC	Total
Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	2.6	2.6

Total auction rate securities	$16.4	$2.6	$19.0

As of December 31, 2009	Underlying Credit Rating (1)
	A3/A-	CCC-	Total
Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	8.1	8.1

Total auction rate securities	$16.4	$8.1	$24.5

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of December 31, 2010, the yields on the Company’s auction-rate securities ranged from 1.69% to 2.41%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. The issuers have been making interest payments when due. As of December 31, 2010, the weighted average yield for the Company’s auction-rate securities was 2.09%. Total interest earned on the Company’s auction-rate securities during the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.7 million and $1.5 million, respectively.

Structured Finance Auction Rate Securities

During the fourth quarter of 2009, all of the Company’s structured finance auction rate securities were downgraded to non-investment grade by one or more of the credit rating agencies. Due to continued deterioration in credit quality of these securities, the Company deemed their decline in fair value to be an other-than-temporary impairment and credit losses of $6.1 million were recognized, reducing the securities’ cost basis by a corresponding amount. During 2010, additional credit losses of $0.8 million were recognized.

In the fourth quarter of 2010, the Company sold two of its three structured finance securities for $7.0 million. The sold securities had a cost basis of $6.6 million, with cumulative credit losses of $4.6 million recognized in prior periods. The cumulative credit losses were offset slightly by a realized gain of $0.4 million on the sale transaction, for a cumulative net realized loss of $4.2 million on disposal. Details of the securities sold, as of the date of sale, are as follows (in millions):

Par value	$11.2
Cost basis	$6.6
Fair value	$5.7
Cumulative realized losses	$4.2
Accumulated losses in other comprehensive income, gross	$0.9
Accumulated losses in other comprehensive income, net of tax	$0.6

The cumulative realized losses of $4.2 million were recognized in other expense in the consolidated statement of income, of which $4.0 million was recognized in 2009, and $0.2 million, net of realized gains, was recognized in 2010. Accumulated losses in other comprehensive income of $0.9 million and their related tax impact were eliminated in conjunction with the disposal. Following the sale, the Company determined it no longer met the criteria for intent to hold with respect to its remaining structured finance auction rate security. As a result, the Company recognized cumulative gross unrealized losses of $0.3 million, or $0.2 million, net of tax, associated with its remaining structured finance auction rate security in the fourth quarter of 2010.

Changes in the carrying amount and related fair value for the Company’s auction rate securities during the years ended December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009
Change in carrying amount resulting from:
Sale of auction rate securities, cost basis	$(6.6)	$—
Reversal of unrealized losses on securities sold	$0.9	$—
Unrealized gains recognized in other comprehensive income	$1.0	$10.0
Credit and other losses recognized in earnings, net of realized gains	$(0.8)	$(6.1)

Net change in fair value	$(5.5)	$3.9

Student Loan Auction Rate Securities

Management believes the temporary unrealized decline in estimated fair value as of December 31, 2010 associated with its student loan auction rate securities is primarily attributable to the limited liquidity of these investments and overall market volatility. The Company expects to recover the remaining cost basis of its student loan auction rate securities, and does not intend to sell, or believe that it will be required to sell, its student loan auction rate securities before recovery of their cost basis, which may be at maturity. Cumulative gross unrealized losses on the Company’s student loan auction rate securities, which are included as a component of other comprehensive income, total $1.1 million, or $0.7 million net of applicable income taxes as of December 31, 2010 and $1.0 million, or $0.6 million net of applicable income taxes as of December 31, 2009.

Auction Rate Securities - Reconciliation of Cost Basis to Fair Value

All of the Company’s auction rate securities have been in a continuous unrealized loss position for 12 months or longer as of December 31, 2010 and 2009. The cost basis, gross cumulative unrealized losses and estimated fair values for these securities are as follows (in millions):

	December 31, 2010
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$17.5	$(1.1)	$16.4
Auction rate securities – structured finance securities	2.3	0.3	2.6

Total auction rate securities	$19.8	$(0.8)	$19.0

	December 31, 2009
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized Losses	Fair Value
Auction rate securities – student loans	$17.4	$(1.0)	$16.4
Auction rate securities – structured finance securities	10.1	(2.0)	8.1

Total auction rate securities	$27.5	$(3.0)	$24.5

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Adjustments for credit and other losses on securities held as of December 31, 2010 and 2009 totaled $2.7 million and $6.1 million, respectively. Par value of securities held as of December 31, 2010 and 2009 was $22.5 million and $33.7 million, respectively.

As of December 31, 2010, contractual maturities of the Company’s student loan auction rate securities range from 17 to 37 years, and for the structured finance security, 6 years.

Note 8 - Accounts Receivable, Costs and Earnings in Excess of Billings and Retainage, Net of Allowance

Accounts receivable, classified as current, consists of the following (in millions):

	December 31,
	2010	2009
Contract billings	$309.8	$231.5
Retainage	32.7	22.0
Costs and earnings in excess of billings	110.4	79.8

	$452.9	$333.3
Less allowance for doubtful accounts	(8.5)	(10.3)

Accounts receivable, net	$444.4	$323.0

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond a year are recorded in long-term other assets. The Company maintains an allowance for doubtful accounts, both for specific customers and as a reserve against other past due balances for estimated losses resulting from the inability of customers to make required payments.

Activity for the allowance for doubtful accounts from continuing operations is as follows (in millions):

	December 31,
	2010	2009
Allowance for doubtful accounts at beginning of year	$10.3	$11.7
Provision for doubtful accounts	2.9	2.4
Amounts charged against the allowance	(4.7)	(3.8)

Allowance for doubtful accounts at end of year	$8.5	$10.3

Amounts charged against the allowance primarily represent the write-off of accounts which had been fully reserved previously. The decrease in the allowance for doubtful accounts from December 31, 2009 to December 31, 2010 resulted from the collection or settlement in 2010 of certain outstanding balances for which specific reserves had been established prior to December 31, 2009.

The Company has a trade receivable for a “pay-when-paid” project, which provides for payment in quarterly installments over five years through June 2015. The receivable has been recorded at its net present value, with the non-current portion recorded within other long-term assets in the consolidated balance sheets. Imputed interest will be recognized as interest income as earned. As of December 31, 2010, $3.5 million remained outstanding, with $2.7 million recorded in other long-term assets. During the year ended December 31, 2010, the Company recognized $0.1 million in interest income in the consolidated statement of operations related to this receivable.

Note 9 - Property and Equipment, Net

Property and equipment, net, including property and equipment under capital leases, is comprised of the following as of December 31, 2010 and 2009 (in millions):

	2010	2009	Estimated Useful Lives (In Years)
Land	$4.7	$4.7
Buildings and leasehold improvements	11.1	11.0	5 - 40
Machinery and equipment	274.5	266.7	2 - 15
Office furniture and equipment	59.9	55.3	3 - 7

Total property and equipment	$350.2	$337.7
Less accumulated depreciation	(169.4)	(138.9)

Property and equipment, net	$180.8	$198.8

Property and equipment under capital leases are depreciated over their estimated useful lives. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 is $44.9 million, $36.6 million and $24.8 million, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. Based on the Company’s analysis, there were no material impairment charges during the three years ended December 31, 2010.

Note 10 - Debt

Debt is comprised of the following at December 31, 2010 and 2009 (in millions):

	2010	2009
7.625% senior notes due February 2017	$150.0	$150.0
4.0% senior convertible notes due June 2014	115.0	115.0
4.25% senior convertible notes due December 2014	100.0	100.0
7.05% equipment term loan due in installments through 2013	—	16.2
3.5276% equipment term loan due in installments through 2013	12.9	—
Capital lease obligations, weighted average interest rate of 5.2% due in installments through 2015	24.5	36.2
Notes payable for equipment, weighted average interest rate of 5.1%, due in installments through 2014	10.2	21.0

Total debt	$412.6	$438.4
Less current maturities	(18.4)	(28.5)

Long-term debt	$394.2	$409.9

Credit Facility

The Company has a senior secured credit facility, which is referred to as the Credit Facility. The Credit Facility has a maximum amount of available borrowing capacity of $210 million, subject to certain restrictions, and expires in May 2013. The maximum available borrowing capacity may be increased to $260 million, provided that the Company is in compliance with all provisions and covenants of the Credit Facility and that such additional borrowing would not violate the indenture that governs the Company’s senior notes. Interest on outstanding balances on the Credit Facility accrues at variable rates based, at the Company’s option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at LIBOR plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. At December 31, 2010, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%. In addition, the Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. At December 31, 2010, the unused facility fee was 0.75%.

The amount the Company can borrow under its Credit Facility at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At December 31, 2010 and 2009, net availability under the Credit Facility totaled $124.2 million and $89.8 million, respectively, net of outstanding standby letters of credit aggregating $85.8 million and $79.8 million at December 31, 2010 and 2009, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of the Company’s assets and the assets of the Company’s wholly-owned subsidiaries and a pledge of the stock of certain of the Company’s operating subsidiaries. At December 31, 2010, the Company did not have an outstanding balance on the Credit Facility for borrowed money.

In November 2010, the Company entered into an amendment to its Credit Facility in connection with a debt exchange offer related to $115 million of the Company’s outstanding 4.0% senior convertible notes and $100 million of the Company’s outstanding 4.25% senior convertible notes. Under the amendment, the lenders consented to the exchange offer and to the issuance of new 4.0% senior convertible and new 4.25% senior convertible notes, subject to, among other things, the condition that, prior to the expiration of the Credit Facility in May 2013, the Company may not use any borrowings under the Credit Facility, or more than $10.0 million in the aggregate from cash on hand to defease, redeem or settle conversions of the new notes without prior consent of the lenders under the Credit Facility. See Note 21 - Subsequent Events in the notes to the consolidated financial statements for additional information.

In November 2009, the Company entered into an amendment to its Credit Facility, pursuant to which the lenders consented to the Company’s acquisition of Precision. Under the amendment, the lenders’ consent to the Company’s acquisition of Precision was conditioned upon the Company’s raising a minimum of $75 million in financing. The Company also entered into an amendment in June 2009 to the Credit Facility. This amendment provided the Company with the ability to repay the $55 million 8% Wanzek convertible note with proceeds from the $115 million 4% senior convertible notes issued in June 2009.

The Credit Facility contains customary events of default (including cross-default) provisions and covenants related to the Company’s operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against the Company’s assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits the Company’s ability to make certain distributions or pay dividends. In addition, the Company is required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, which is calculated as available cash flow divided by debt carrying costs, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of the Company’s equipment or an increase in the Company’s lease expense related to real estate would reduce availability under the Credit Facility. At December 31, 2010, the Company was in compliance with all provisions and covenants of the Credit Facility.

Senior Convertible Notes

In November 2009, the Company issued $100 million of 4.25% senior convertible notes due December 15, 2014 in a private placement. The senior convertible notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to December 12, 2014, holders may convert their notes into shares of MasTec common stock at an initial conversion rate of 64.6162 shares of MasTec common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds from the 4.25% senior convertible notes were used to fund the acquisition of Precision and for general corporate purposes.

In June 2009, the Company issued $115 million of 4% senior convertible notes due June 15, 2014 in a registered offering. The senior convertible notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to June 13, 2014, holders may convert their notes into shares of MasTec common stock at an initial conversion rate of 63.4417 shares of MasTec common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of these notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds from the 4% senior convertible notes were used to repay the $55 million 8% convertible note issued in connection with the Wanzek acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Credit Facility of approximately $20 million in June 2009. The remaining net proceeds were used for working capital, the acquisition of Precision and general corporate purposes.

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries. There are no financial covenants under these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. At December 31, 2010, the Company was in compliance with all such provisions and covenants.

In January 2011, the Company completed a debt exchange offer related to its outstanding 4.0% senior convertible notes and 4.25% senior convertible notes (together, the “Original Notes”). For an exchange fee of 50 basis points, or 0.5% of the aggregate exchanged principal amount of Original Notes, the Company exchanged the Original Notes tendered for a like principal amount of new 4.0% senior convertible notes or 4.25% senior convertible notes, as applicable (together, the “New Notes”), that are substantially similar to the Original Notes in all material respects, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Upon completion of the exchange offer, $100.6 million of the original 4% senior convertible notes and $97.0 million of the 4.25% senior convertible notes, or 87.5% and 97% of such notes, respectively, were canceled and exchanged for an identical principal amount of New Notes, plus exchange fees of approximately $1.0 million, which will be treated as a component of interest expense and recognized over the remaining life of the New Notes. Approximately $0.5 million of transaction costs were recognized in connection with the exchange transaction within selling, general and administrative expense in the consolidated income statement for the year ended December 31, 2010. Following the exchange offer, $14.4 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding. The New Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Notes.

Beginning in January 2011 upon the issuance of the New Notes, the Company will bifurcate the principal balance of the New Notes between the fair value of the common stock conversion feature and the fair value of the New Notes. As a result, the value of the New Notes will be discounted and the discount will be accreted to interest expense over the remaining term of the New Notes using the effective interest method. This will increase interest expense during the term of the New Notes above the 4.0% and 4.25% cash coupon interest rates to an effective interest rate of approximately 6.7%. The fair value of the common stock conversion feature will be recorded as a component of stockholders’ equity. See Note 21 - Subsequent Events for additional details.

Senior Notes

As of December 31, 2010, the Company had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the Company’s Credit Facility. The indenture that governs the Company’s senior notes allows the Company to incur additional indebtedness to the extent that the Company’s fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, the Company is still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of the Company’s consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of the Company’s operating subsidiaries. At December 31, 2010, the Company was in compliance with all the provisions and covenants of the senior notes.

Convertible Note

As described in Note 4 - Acquisitions and Joint Ventures, in connection with the Company’s acquisition of Wanzek, MasTec issued an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 and convertible at the holder’s election at a conversion price of $12 per share. The 8% convertible note was repaid in June 2009 with the proceeds of the Company’s 4% senior convertible notes.

Acquisition Debt

Pumpco

In connection with the acquisition of Pumpco, the Company entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. The proceeds from this equipment term loan were used to pay off $8.7 million of Pumpco indebtedness, with the remaining balance funding a portion of the acquisition purchase price. In October 2010, the Company repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. The 3.5267% equipment term loan is payable in 36 monthly installments, maturing in 2013. The equipment term loan is secured by most of Pumpco’s existing equipment and is guaranteed by MasTec. The Company also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Pumpco.

Nsoro

In connection with the acquisition of Nsoro, the Company assumed approximately $12 million in indebtedness, which was subsequently paid off during the third quarter of 2008.

Wanzek

In connection with the acquisition of Wanzek, the Company entered into an 8% convertible note in the principal amount of $55 million, which was repaid in June 2009, and assumed approximately $15 million of Wanzek’s debt.

Precision

The Company assumed approximately $34 million in indebtedness in connection with the acquisition of Precision for equipment debt and capital lease obligations.

Except for one note with an immaterial principal balance at December 31, 2010, there are no financial covenants associated with the acquisition debt described above.

Debt Guarantees

The subsidiary guarantees related to the Company’s senior convertible notes and senior notes are full and unconditional and joint and several, and there are generally no contractual restrictions on the Company’s ability to obtain funds from its subsidiaries. Also, MasTec, Inc. is a holding company with no independent assets or operations, and the Company’s subsidiaries do not guarantee the senior convertible notes and senior notes are minor, individually, and in the aggregate, as such term is defined under the rules and regulations of the SEC. Accordingly, condensed consolidating financial information for MasTec, Inc. and its subsidiaries is not presented.

Contractual Maturities of Debt Obligations

The following table summarizes the contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2010 (in millions):

2011	$18.4
2012	12.3
2013	11.8
2014	219.6
2015	0.5
Thereafter	150.0

Total	$412.6

Capital Leases

MasTec enters into agreements that provide financing for various machinery and equipment. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. These capital leases are non-cash transactions and, accordingly, have been excluded from the consolidated statements of cash flows. As of December 31, 2010, MasTec had $24.5 million in total indebtedness relating to the capital leases, of which $15.7 million was considered long-term.

Note 11 - Lease Commitments

MasTec has operating lease agreements for premises and equipment that expire on various dates. The operating lease agreements are subject to escalation. Rent expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 was approximately $132.9 million, $75.9 million and $57.6 million, respectively. MasTec also has capital lease agreements for equipment that expire on various dates.

Minimum future lease commitments under non-cancelable operating leases and capital lease obligations, including the effect of escalation clauses in effect at December 31, 2010, were as follows (in millions):

	Operating Leases	Capital Leases
2011	$31.0	$9.8
2012	26.8	5.6
2013	22.2	6.8
2014	11.9	4.2
2015	8.1	0.3
Thereafter	6.9	—

Total minimum lease payments	$106.9	$26.7

Less amounts representing interest		(2.2)

Total capital lease obligations, net of interest		$24.5
Less current portion		(8.8)

Long term portion of capital lease obligations, net of interest		$15.7

For operating leases with purchase options, the option to purchase equipment is at estimated fair market value.

Note 12 - Stock-Based Compensation Plans

The Company has three stock-based compensation plans with stock options and restricted stock grants outstanding as of December 31, 2010: the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), the 2003 Employee Stock Incentive Plan as amended (the “2003 Plan”) and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees as amended (the “2003 Non-Employee Plan”) and individual option and restricted stock agreements. The 2003 Non-Employee Plan was adopted in April 2003 and authorized granting of restricted stock to non-employees. The Directors’ Plan expired in 2004 and no future stock options can be granted under this plan. In addition, the 1997 Non-Qualified Employee Stock Purchase Plan allows eligible employees to purchase MasTec’s common stock through payroll deductions or in a lump sum at a 15% discount from fair market value. The amount of compensation expense related to these employee stock purchases is immaterial.

Under these plans, there were a total of 3,706,043 options and/or restricted shares available for grant at December 31, 2010. The total stock-based compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 was $3.8 million, $3.0 million and $3.8 million, respectively.

Stock Options

The Company has granted options to purchase its common stock to its employees and members of the Board of Directors and affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years, vest between one to five years after grant and are generally forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require adjustment of the number of shares of common stock represented by each option for any stock splits or dividends. The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock option awards. The Company has not granted any stock options since 2006.

The following is a summary of stock option transactions during the year ended December 31, 2010:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value Unexercised in-the-Money Options (in millions)
Options outstanding January 1, 2010	2,875,669	$10.42	4.93	$7.5

Exercised	(231,599)	11.23
Canceled/forfeited	(55,900)	13.94

Options outstanding December 31, 2010	2,588,170	$10.27	3.87	$11.2

Options exercisable December 31, 2010	2,583,170	$10.26	3.87	$11.2

As of December 31, 2010, all outstanding stock options were fully vested. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, which is based on the difference between the market price at the date of exercise and the strike price, was $0.8 million, $1.6 million and $2.7 million, respectively.

Restricted Stock

MasTec grants restricted stock, which is valued based on the market price of MasTec common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Through December 31, 2010, approximately 1,772,000 shares of restricted stock have been issued with a value of approximately $17.3 million, which is being expensed over vesting periods ranging from date of issuance to five years. Total unearned compensation related to restricted stock grants as of December 31, 2010 is $4.2 million, which is expected to be recognized over a weighted-average period of 3 years. The total intrinsic value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008, which is based on the market price at grant date, was $1.1 million, $0.7 million and $0.8 million, respectively.

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock, January 1, 2010	994,059	$9.00

Granted	237,750	12.40
Vested	(89,926)	12.41
Forfeited	(63,958)	8.53

Non-vested restricted stock, December 31, 2010	1,077,925	$9.49

Note 13 - Retirement Plans

401(K) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. MasTec matches 100% of the employee’s contribution up to 1% of the employee’s salary, payable quarterly in common shares of MasTec. During 2010, 2009 and 2008, MasTec made matching contributions of approximately $450,000, $400,000 and $387,000, respectively.

Deferred Compensation Plan. In 2008, MasTec also began offering a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. In addition, under the deferred compensation plan, MasTec matches 100% of the employee’s contribution up to 1% of the employee’s salary. MasTec’s matching contribution is payable quarterly in common shares of MasTec stock. During 2010, 2009 and 2008, MasTec made matching contributions of $80,000, $64,000 and $20,000, respectively. Deferred compensation plan assets of approximately $1.5 million and related liabilities of approximately $1.3 million are included, in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet as of December 31, 2010.

Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. During the years ended December 31, 2010, 2009 and 2008, total contributions to these plans, and the related number of employees covered by these plans ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
Year ended December 31,	Low	High
2010	254	1,111	$22.4
2009	66	1,409	$5.0
2008	70	76	$0.6

The average number of employees covered under these plans increased in 2009 due to the acquisition of Precision in the fourth quarter of 2009. See Note 4 - Acquisitions and Joint Ventures.

See Note 16 - Commitments and Contingencies for additional information.

Note 14 - Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following (in millions):

	2010	2009	2008
Current:
Federal	$3.3	$1.1	$0.1
Foreign	—	—	—
State and local	$3.3	$1.0	$0.9

	$6.6	$2.1	$1.0

Deferred:
Federal	$54.7	$5.5	$(0.1)
Foreign	—	—	—
State and local, net of valuation provisions	2.3	0.8	—

	$57.0	$6.3	$(0.1)

Provision for income taxes	$63.6	$8.4	$0.9

The tax effects of significant items comprising the Company’s net deferred tax asset as of December 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Current:
Deferred tax assets:
Bad debts	$2.8	$3.4
Accrued self insurance	4.2	3.5
Operating loss and tax credit carryforward	8.6	50.8
Other	11.7	11.2
Valuation allowance	(2.8)	(3.4)

Subtotal	$24.5	$65.5
Deferred tax liabilities:
Accounts receivable retainage	$6.7	$5.4
Other	5.8	4.1

Total deferred tax liabilities	$12.5	$9.5

Net current deferred tax asset	$12.0	$56.0

Noncurrent:
Deferred tax assets:
Non-compete	$1.1	$1.2
Accrued self insurance	9.9	8.2
Operating loss and tax credit carryforward	5.6	7.2
Other	5.4	8.9
Valuation allowance	(2.8)	(2.0)

Subtotal	$19.2	$23.5

Deferred tax liabilities:
Property and equipment	$35.6	$28.4
Other	21.4	24.8
Goodwill	24.7	19.6

Total deferred tax liabilities	$81.7	$72.8

Net noncurrent deferred tax liability	$(62.5)	$(49.3)

Net deferred tax (liability) asset	$(50.5)	$6.7

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2010 and 2009, valuation allowances of $5.6 million and $5.4 million have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2010	2009	2008
U.S. statutory federal rate applied to pretax income	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.2	4.1	2.0
Non-deductible expenses	2.9	1.5	2.0
Change in state tax rate	(0.8)	0.5	—
Other	0.9	0.2	(0.8)
Valuation allowance for deferred tax assets	0.1	(30.7)	(36.9)

Effective income tax rate	41.3%	10.6%	1.3%

An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. Management believes that the Company has not taken material tax positions that would be deemed to be “uncertain,” therefore, the Company has not established a liability for uncertain positions for the year ended December 31, 2010.

Note 15 - Operations by Geographic Areas and Segments

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

Revenue for customers by industry for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2010		2009		2008
Communications	$1,222.1	53%	$951.2	59%	$860.0	62%
Utilities	1,046.2	45%	595.3	37%	442.3	32%
Government	39.7	2%	77.0	4%	76.4	6%

	$2,308.0	100%	$1,623.5	100%	$1,378.7	100%

The Company does not have significant operations or long-lived assets in countries outside of the United States. During 2010 and 2009, $2.8 million and $5.1 million, respectively, of revenues were derived from foreign operations, the majority of which were earned in Latin America and the Caribbean. Foreign revenues during 2008 were immaterial. In addition, the Company held property and equipment of $1.4 million and $0.3 million, respectively, in foreign countries as of December 31, 2010 and 2009.

Note 16 - Commitments and Contingencies

Legacy Litigation. MasTec is subject to litigation, some of which dates from the period from 2001 through 2006.

Resolved Legacy Litigation

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

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $0.9 million, which is recorded in other current assets on its consolidated balance sheet at December 31, 2010.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $398 million as of December 31, 2010). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The Company believes that the order violates U.S. and international law and is opposing the order. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

In addition to the matters discussed above, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Resolved Litigation

As previously disclosed, in July 2008, the Company filed a claim in arbitration against its investment advisor (“Investment Advisor”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by the Investment Advisor to the Company of certain auction rate securities in the aggregate principal amount of $33.7 million. The Company sought, among other relief, rescission of the purchase of the auction rate securities and the Investment Advisors denied the Company’s claims. The matter was settled in October 2009 with a mutual release from liability, the Investment Advisor paying the Company $7 million, before legal expenses, which was recorded in other income, and the Company keeping the auction rate securities.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $2.4 million at December 31, 2010 and $2.2 million at December 31, 2009.

Other Commitments and Contingencies

Performance and Payment Bonds. MasTec is required to provide payment and performance bonds for some of the Company’s contractual commitments related to projects in process. At December 31, 2010, the cost to complete projects secured by the Company’s $520.0 million in performance and payment bonds was $93.9 million.

Included in the outstanding performance and payment bonds at December 31, 2010 was $3.0 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. As of December 31, 2010, MasTec estimates that the remaining cost to complete these state Department of Transportation projects was $0.1 million.

Collective Bargaining Agreements. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time and the plans in which they may participate vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

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

Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued any reserves for potential warranty claims as they have been immaterial. MasTec also generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject MasTec to indemnity claims, liabilities and related litigation. As of December 31, 2010, MasTec is not aware of any asserted claims against it for material amounts in connection with these indemnity obligations.

Note 17 - Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to: risks related to economic downturns, technological and regulatory changes in the industries it serves; competition within its industry; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; collectibility of receivables; acquisition integration and financing; seasonality; availability of qualified employees; recoverability of goodwill; potential exposures to environmental liabilities; and exposure to multi-employer pension plan liabilities.

The Company has approximately 320 customers as of December 31, 2010, which include some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, incumbent local exchange carriers, long distance carriers, financial institutions and government entities. The industries served by MasTec’s customers include, among others: utilities (including wind farms, solar farms and other renewable energy, natural gas gathering systems and pipeline infrastructure), communications (including wired and wireless telephony and satellite television) and government (including water, sewer and other utility and communications work on military bases).

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

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	2010	2009	2008
Revenue from top ten customers	72%	72%	72%
Revenue from specific customers:
DIRECTV®	24%	30%	34%
AT&T	20%	16%	12%

Note 18 - Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, who was the chairman of the Neff Board of Directors through September 30, 2010, is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer. For the years ended December 31, 2010, 2009 and 2008, MasTec paid Neff approximately $1,045,000, $920,000 and $811,000, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length. As of October 1, 2010, Juan Carlos Mas is no longer the chairman of the Neff Board of Directors.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $48,000 for lease payments in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. During the years ended December 31, 2010, 2009 and 2008, MasTec charged approximately $463,000, $426,000 and $390,000, respectively, to the customer. As of December 31, 2010 and 2009, $887,000 and $832,000 respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the customer whereby the Company provides satellite communication services. During the years ended December 31, 2010, 2009 and 2008, revenues relating to this customer were approximately $979,000, $887,000 and $583,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of December 31, 2010 and 2009, approximately $599,000 and $445,000, respectively, is included as trade accounts receivable from this customer.

The Company charters an aircraft from a third party which leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $560,000, $475,000 and $341,000 during years ended December 31, 2010, 2009 and 2008, respectively.

On October 28, 2009, MasTec combined the three existing split dollar agreements it had entered into with Jorge Mas into a restated single split dollar agreement. Under the amended and restated split dollar agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec paid approximately $284,000, $568,000 and $1,107,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and MasTec were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy, subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. For the years ended December 31, 2010, 2009 and 2008, MasTec paid approximately $115,000, $150,000 and $0, respectively, in connection with the split dollar agreements for Jose Mas.

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

The Company adjusts the value of the policies each period based on their current cash surrender value. The estimated fair value of these policies of $8.3 million and $8.1 million at December 31, 2010 and 2009, respectively, is included in other assets in the consolidated balance sheets.

Note 19 - Discontinued Operations

Canadian Operations. In March 2007, the Company’s Board of Directors voted to sell substantially all of MasTec’s Canadian operations. No activity was recorded in the years ended December 31, 2010 or 2009. The following table summarizes the results of the discontinued Canadian operations for the year ended December 31, 2008 (in millions).

2008
Revenue	$—
Cost of revenue	—
Operating and other expenses	(0.8)

Loss from operations before benefit for income taxes	(0.8)
Benefit for income taxes	—

Net loss	$(0.8)

Department of Transportation Projects and Assets. Effective February 2007, the Company sold the state Department of Transportation related projects and net assets. As a result of this sale, the Company recorded impairment charges totaling $2.9 million during the year ended December 31, 2007. On January 24, 2008, the Company entered into a settlement with the buyer of its state Department of Transportation projects and assets to settle previously disclosed warranty, indemnification and other claims primarily relating to work the Company had performed on the projects which were sold. Under the terms of the Settlement Agreement, the Company paid $6 million in cash and obtained a covenant not to sue and general release from nearly all obligations owed by the Company to the buyer under the purchase agreement including warranty and other indemnification obligations. As a result of the settlement, the Company recorded a charge of $6 million reflected in its loss from discontinued operations for the year ended December 31, 2007. In October 2009, the buyer filed for bankruptcy protection. No material activity was recorded in the years ended December 31, 2010, 2009 or 2008.

Note 20 - Quarterly Information (Unaudited)

The following table presents unaudited quarterly operating results for the years ended December 31, 2010 and 2009 (in thousands, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes for the years ended December 31, 2010 and 2009 (in thousands, except per share data). Note that due to rounding differences and changes in the composition of dilutive instruments included in the Company’s diluted share count under the “if-converted” method during the years ended December 31, 2010 and 2009, the sum of the Company’s quarterly earnings per share in a given year may not be the same as the Company’s year to date earnings per share for the same period. See Note 3 - Earnings per Share.

	2010 Quarter Ended				2009 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$450,231	$495,113	$631,947	$730,740	$342,119	$387,854	$397,248	$496,281
Net income attributable to MasTec	$7,411	$14,601	$30,006	$38,510	$11,929	$18,991	$21,644	$18,183

Basic net income per share attributable to MasTec	$0.10	$0.19	$0.39	$0.50	$0.16	$0.25	$0.29	$0.24

Diluted net income per share attributable to MasTec	$0.10	$0.18	$0.35	$0.44	$0.16	$0.25	$0.27	$0.22

See Note 4 - Acquisitions and Joint Ventures for a discussion of acquisition and joint venture activity during the years ended December 31, 2010 and 2009.

Note 21 - Subsequent Events

In February 2011, the Company amended its purchase option agreement with Red Ventures. The amended and restated option agreement grants to Red Ventures an option to purchase the DirectStar Business from MasTec at any time from March 1, 2012 to November 30, 2012, for an amount equal to the sum of: (i) the shareholders’ equity of the DirectStar Business as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of the DirectStar Business from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,600,000. See Note 4 - Acquisitions and Joint Ventures.

In January 2011, the Company completed a debt exchange offer related to its outstanding 4.0% senior convertible notes and 4.25% senior convertible notes (together, the “Original Notes”). For an exchange fee of 50 basis points, or 0.5% of the aggregate exchanged principal amount of Original Notes, the Company exchanged the Original Notes tendered for a like principal amount of new 4.0% senior convertible notes or 4.25% senior convertible notes, as applicable, (together, the “New Notes”), that are substantially similar to the Original Notes in all material respects, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Upon completion of the exchange offer, $100.6 million of the original 4% senior convertible notes and $97.0 million of the 4.25% senior convertible notes, or 87.5% and 97% of such notes, respectively, were canceled and exchanged for an identical principal amount of New Notes, plus exchange fees of approximately $1.0 million, which will be treated as a component of interest expense and recognized over the remaining life of the New Notes. Approximately $0.5 million of transaction costs were recognized in connection with the exchange transaction within selling, general and administrative expense in the consolidated income statement for the year ended December 31, 2010. Following the exchange offer, $14.4 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding.

The terms of the New Notes are substantially similar to the Original Notes, except for certain features primarily related to the conversion of the New Notes, including: a net settlement feature which provides that, upon conversion of the New Notes, the Company will pay or deliver, as the case may be, cash, shares of MasTec’s common stock or a combination thereof; and conditional conversion features, which provide that the New Notes may be converted only upon certain specified conditions, among other differences as described in the prospectus filed with the SEC on January 6, 2011 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended. Because the New Notes have an optional cash settlement feature and management intends to settle the principal amount in cash, the shares underlying the principal amount of the New Notes will not be included in the Company’s diluted share count in the future. If, however, the average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium will be included in the Company’s diluted share count.

In connection with the exchange offer, the Company entered into an amendment to its Credit Facility, pursuant to which the lenders consented to the exchange offer and issuance of the New Notes in connection with the exchange offer, subject to, among other things, the condition that, prior to the expiration of the Credit Facility in May 2013, the Company may not use more than $10 million in the aggregate from cash on hand to defease, redeem or settle conversions of the New Notes, without prior consent of the lenders under the Credit Facility. The New Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Notes.

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance to management and to our Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. MasTec’s internal control over financial reporting includes those policies and procedures that:

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

In connection with this annual report on Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s evaluation and the criteria set forth by COSO, our Chief Executive Officer, Chief Financial Officer and management concluded that our internal control over financial reporting was effective as of December 31, 2010.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2010 and has expressed an unqualified opinion thereon.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MasTec, Inc.

Coral Gables, Florida

We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 23, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants
Miami, Florida
February 23, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

We have adopted a code of ethics that applies to our principal officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted our code of ethics on our website (www.mastec.com) as Appendix E to the MasTec Personal Responsibility Code, and it is available to any shareholder upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website. See also, Item 1. Business - Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

During the year ended December 31, 2010, there were no stock options awarded. The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2010, which include: the 1997 Non-Qualified Employee Stock Purchase Plan; the 2003 Employee Stock Incentive Plan; the Amended and Restated 2003 Stock Incentive Plan for Non-Employees; and individual option agreements. The 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees were approved by our shareholders.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,588,170	(1)	$10.27	3,706,043	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,588,170			3,706,043

(1)	Represents 90,000 shares issuable under the 1994 Stock Option Plan for Non-Employee Directors, 1,895,670 shares issuable under the 2003 Employee Stock Incentive Plan and 602,500 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees.
(2)	Under the 2003 Employee Stock Incentive Plan and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, 2,097,968 shares and 1,608,075 shares, respectively, remain available for future issuance.

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

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements - the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on page 55 through 96.

	2.	Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts.

	3.	Exhibits including those incorporated by reference:

Exhibits	Description

3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.*

3.2	Amended and Restated By-laws of MasTec, Inc., amended and restated as of January 22, 2010, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

4.1	Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 2, 2007 and incorporated by reference herein.

4.2	Supplemental Indenture dated as of May 2, 2007 among MasTec, Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2007 and incorporated by reference herein.

4.3	Form of 4.0% Senior Convertible Note due 2014 filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.4	Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.5	First Supplemental Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.6	Form of 4.25% Senior Convertible Note due 2014 (incorporated by reference to Exhibit A to the Supplemental Indenture) filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.7	Second Supplemental Indenture, dated November 10, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.8	Form of 4.00% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.9	Third Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.10	Form of 4.25% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Fourth Supplemental Indenture filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.11	Fourth Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

10.2+	Non–Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.3+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2006, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.4+	Amended and Restated 2003 Stock Incentive Plan for Non–Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

10.6+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8-K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.7	Asset Purchase Agreement dated December 30, 2006, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.8+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.9+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.10+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.11+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.12	Asset Purchase Agreement dated as of November 9, 2006 between MasTec North America, Inc. and LM-ITS Acquisition LLC filed as Exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed with the SEC on November 9, 2006, and incorporated by reference herein.

10.13	Amended and Restated Asset Purchase Agreement dated February 14, 2007, by and between MasTec North America and Atlas Traffic Management Systems, LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2007 and incorporated by reference herein.

10.14	Stipulation and Settlement Agreement filed at Exhibit 10.55 to the Form 10-Q filed with the SEC on November 6, 2007 and incorporated by reference herein

10.15+	Employment Agreement dated April 18, 2007 by and between MasTec, Inc. and Jose Mas filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 20, 2007 and incorporated by reference herein.

10.16	Settlement Agreement dated January 24, 2008 by and between MasTec North America, Inc. and Atlas filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 30, 2008 and incorporated by reference herein.

10.17	Revised Amended and Restated Asset Purchase Agreement dated January 24, 2008 by and between MasTec North America, Inc. and Atlas filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 30, 2008 and incorporated by reference herein.

10.18+	MasTec, Inc. Deferred Compensation Plan filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.

10.19	Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.23	Second Amended and Restated Loan and Security Agreement dated July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent and General Electric Capital Corporation, as syndication agent filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2008 and incorporated by reference herein.

10.24	Stock Purchase Agreement dated October 4, 2008 among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc., and the shareholders of Wanzek filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2008 and incorporated by reference herein.

10.25	First Amendment to Stock Purchase Agreement dated December 2, 2008 among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc., and the shareholders of Wanzek filed as Exhibit 10.1 to our Current Report on Form 8-K with the SEC on December 3, 2008 and incorporated by reference herein.

10.26	Second Amendment to Stock Purchase Agreement, dated December 16, 2008, among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc. and the shareholders of Wanzek as Exhibit 10.1 to our Current Report on Form 8-K filed with SEC on December 18, 2008 and incorporated by reference herein.

10.28	Letter Amendment to the Second Amended and Restated Loan and Security Agreement dated December 16, 2008 among MasTec, Inc. and the other borrowers signatory thereto and Bank of America, as agent and a lender, and the other lenders signatory thereto filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 18, 2008 and incorporated by reference herein.

10.29	Third Amendment to Stock Purchase Agreement, dated June 1, 2009, among MasTec, Inc., MasTec North America, Inc., Wanzek Construction, Inc. and the shareholders of Wanzek Construction, Inc. filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2009 and incorporated by reference herein.

10.31	Letter Amendment, dated June 1, 2009, among MasTec, Inc. and the other borrowers signatory thereto and Bank of America, as agent and a lender, and the other lenders signatory thereto filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on June 2, 2009 and incorporated by reference herein.

10.32+	Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009 filed as Exhibit 10.69 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.33+	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.70 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein

10.34+	Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.71 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein

10.35+	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.72 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.36+	Deferred Bonus Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.73 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.37	Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.38	Letter Amendment dated November 3, 2009 to the Second Amended and Restated Loan and Security Agreement among the MasTec, Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

10.39+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Ray Harris filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.40+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.41	Purchase Option Agreement dated July 6, 2010, among MasTec, Inc., MasTec North America, Inc., Red Ventures LLC and certain other parties named therein filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 9, 2010 and incorporated by reference herein.

10.42	Letter Amendment dated November 24, 2010 to the Second Amended and Restated Loan and Security Agreement among the MasTec, Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2010 and incorporated by reference herein.

10.43*	Asset Purchase Agreement as amended through December 24, 2010, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays.

21*	Subsidiaries of MasTec, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Valuation Firm.

31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Management contract or compensation plan arrangement.

MASTEC, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at Beginning of Period	Charges		(Deductions)		Balance at End of Period
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10.3	$2.9	(1)	$(4.7	) (3)	$8.5
Unrealized losses on securities available for sale	3.0	—		(2.2	) (6)	0.8
Valuation allowance for deferred tax assets	5.4	0.2	(7)	—		5.6

Total	$18.7	$3.1		$(6.9)		$14.9

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$11.6	$2.4	(1)	$(3.7	) (3)	$10.3
Unrealized losses on securities available for sale	13.1	—		(10.1	) (5)	3.0
Valuation allowance for deferred tax assets	24.2	—		(18.8	) (4)	5.4

Total	$48.9	$2.4		$(32.6)		$18.7

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$15.3	$3.5	(1)	$(7.1	) (3)	$11.7
Unrealized losses on securities available for sale	4.8	8.3	(2)	—		13.1
Valuation allowance for deferred tax assets	47.9	—		(23.7	) (4)	24.2

Total	$68.0	$11.8		$(30.8)		$49.0

(1)	Provision for doubtful accounts.
(2)	Unrealized losses recorded in other comprehensive income.
(3)	Write-offs and reversals of uncollectible accounts.
(4)	Decrease in valuation allowance for deferred tax assets is due primarily to the utilization of tax loss carryforwards and other tax benefits.
(5)	Change in unrealized losses on securities available for sale is comprised of $4.0 million of unrealized gains recorded in other comprehensive income, and $6.1 million of credit losses recognized in earnings.
(6)	Change represents $1.2 million of credit and other losses recognized in earnings, $0.9 million reversal of unrealized losses upon sale of securities, and $0.1 million, net, of unrealized gains recognized in other comprehensive income.
(7)	Increase in the foreign tax loss carryforward.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 23, 2011.

MASTEC, INC.

/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2011.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors

/s/ JOSE R. MAS Jose R. Mas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ C. ROBERT CAMPBELL C. Robert Campbell	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ERNST N. CSISZAR Ernst N. Csiszar	Director

/s/ ROBERT J. DWYER Robert J. Dwyer	Director

/s/ FRANK E. JAUMOT Frank E. Jaumot	Director

/s/ JULIA L. JOHNSON Julia L. Johnson	Director

/s/ JOSE S. SORZANO Jose S. Sorzano	Director

/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director

Exhibit Index

10.43	Asset Purchase Agreement as amended through December 24, 2010, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays.

21	Subsidiaries of MasTec, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Valuation Firm.

31.1	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.