Form 10-Q
period 2011-03-31
MASTEC INC
filed 2011-05-04
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, MasTec, Inc. had 79,419,669 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010
Revenue	$618,492	$450,231
Costs of revenue, excluding depreciation and amortization	528,553	388,855

Gross profit	89,939	61,376
Depreciation and amortization	15,109	14,175
General and administrative expenses	32,499	27,673
Interest expense, net	7,912	7,376
Other income, net	(165)	(297)

Income before provision for income taxes	$34,584	$12,449
Provision for income taxes	(13,488)	(5,054)

Net income	$21,096	$7,395
Net loss attributable to non-controlling interests	(10)	(16)

Net income attributable to MasTec	$21,106	$7,411

Earnings per share – basic and diluted (See Note 3 - Earnings Per Share)

Basic net income per share attributable to MasTec	$0.27	$0.10

Basic weighted average common shares outstanding	78,426	75,996

Diluted net income per share attributable to MasTec	$0.26	$0.10

Diluted weighted average common shares outstanding	83,633	84,398

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,251 at March 31, 2011 and $18,000 at December 31, 2010	$197,991	$177,604
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	400,992	444,363
Securities available for sale	4,142	—
Inventories	66,191	57,483
Deferred tax assets, net	6,178	11,990
Prepaid expenses and deposits	16,349	17,176
Other current assets	14,612	13,058

Total current assets	$706,455	$721,674

Property and equipment, net	206,548	180,786
Goodwill	618,399	613,369
Other intangible assets, net	76,266	78,190
Securities available for sale	14,808	18,997
Investments in unconsolidated entities	13,067	12,922
Other assets	30,316	29,890

Total assets	$1,665,859	$1,655,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$23,475	$18,399
Accounts payable	203,446	196,363
Accrued salaries and wages	37,575	33,079
Accrued taxes payable	12,512	15,269
Accrued insurance	14,320	16,616
Other accrued expenses	20,952	13,329
Acquisition-related contingent consideration, current portion	25,116	35,639
Billings in excess of costs and earnings	84,061	136,070
Other current liabilities	21,615	21,780

Total current liabilities	$443,072	$486,544

Acquisition-related contingent consideration	32,774	34,695
Other liabilities	27,693	24,789
Deferred tax liabilities, net	76,863	62,487
Long-term debt	390,107	394,151

Total liabilities	$970,509	$1,002,666

Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued and outstanding shares - 79,219,910 and 78,215,189 at March 31, 2011 and December 31, 2010, respectively	7,922	7,822
Capital surplus	684,917	663,927
Accumulated surplus (deficit)	8,594	(12,512)
Accumulated other comprehensive loss	(6,155)	(6,156)

Total MasTec shareholders’ equity	$695,278	$653,081
Non-controlling interests	72	81

Total shareholders’ equity	$695,350	$653,162

Total liabilities and shareholders’ equity	$1,665,859	$1,655,828

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$21,096	$7,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,109	14,175
Stock-based compensation expense	882	933
Excess tax benefit from stock-based compensation	(2,878)	(39)
Amortization of deferred financing costs	804	807
Accretion of senior convertible note discount and investor fees	921	—
Provision for doubtful accounts	510	238
Provision for losses on construction projects, net	160	(288)
Provision for inventory obsolescence	75	74
Earnings from equity method investments	(145)	—
Loss (gain) on disposal of assets	118	(252)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, costs and earnings in excess of billings and retainage	42,861	72,307
Inventories	(8,783)	(11,722)
Deferred tax assets and liabilities, net	13,589	4,843
Other assets, current and non-current portion	(1,595)	(215)
Accounts payable and accrued expenses	19,322	(22,508)
Billings in excess of costs and earnings	(52,009)	(25,846)
Other liabilities, current and non-current portion	284	(5,225)

Net cash provided by operating activities	$50,321	$34,677

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(17,474)	(9,345)
Capital expenditures	(14,620)	(5,936)
Investments in life insurance policies	(360)	(115)
Proceeds from sale of assets	1,334	1,429

Net cash used in investing activities	$(31,120)	$(13,967)

Cash flows provided by (used in) financing activities:
Payments of other borrowings	(2,775)	(3,973)
Payments of capital lease obligations	(4,500)	(3,117)
Proceeds from stock option exercises	6,551	717
Excess tax benefit from stock-based compensation	2,878	39
Payments of financing costs	(1,000)	(47)

Net cash provided by (used in) financing activities	$1,154	$(6,381)

Net increase in cash and cash equivalents	20,355	14,329
Net effect of currency translation on cash	32	83
Cash and cash equivalents - beginning of period	177,604	88,521

Cash and cash equivalents - end of period	$197,991	$102,933

Supplemental cash flow information:
Interest paid	$6,999	$7,481
Income taxes paid	955	1,041
Supplemental disclosure of noncash information:
Equipment acquired under capital lease	$1,774	$—
Conversion of leases from operating to capital	24,005	—
Exchange of senior convertible notes	202,322	—
Conversion of senior convertible notes to shares	28	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Nature of the Business

MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, such as: electrical utility transmission and distribution, wind farms, solar farms and other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, industrial infrastructure and water and sewer systems. MasTec’s customers are primarily in the utility, communications and government industries.

Note 2 – Basis of Presentation and Significant Accounting Policies

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements at that date. Since certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2010 contained in the Company’s most recent Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long term construction contracts, including estimates to complete and provisions for contract losses; allowance for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill, acquisition-related contingent consideration, intangible assets, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and range of possible exposure associated with contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited financial statements.

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies in which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within shareholders’ equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the condensed unaudited consolidated balance sheets. Income or losses from these investments is recorded in other income, net, in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities over which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

Except for adoption of the pronouncements discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). This update provides guidance on defining a milestone under Topic 605, Revenue Recognition – Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of ASU 2010-17 effective January 1, 2011 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 effective January 1, 2011 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 effective January 1, 2011 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

Recently Issued Accounting Standards Not Adopted as of March 31, 2011

There were no new accounting standards issued or changes in existing accounting standards that were of significance to the Company during the quarter ended March 31, 2011.

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), convertible securities, or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec.

As described in Note 9 – Debt, the Company had convertible notes outstanding during both the three months ended March 31, 2011 and 2010. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes and $97 million of its original 4.25% senior convertible notes for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the original notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the principal amount of the New Notes are not required to be included in the Company’s diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes, or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).

The Company’s original senior convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive. Under the “if-converted” method, in computing the dilutive effect of the Company’s convertible notes, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. The New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price, beginning with the date of issuance through the end of the quarterly period, exceeds the respective conversion prices of the New Notes. If the average stock price for the period exceeds the conversion prices of the New Notes, the resulting equivalent value, in shares, is added to weighted average shares outstanding.

The following table summarizes the principal values of the Company’s outstanding convertible notes for the three months ended March 31, 2011 and 2010, including their respective classification within the computation of earnings per share for each period (in millions).

	Three Months Ended March 31,
	2011	2010
Dilutive:
New 4.0% senior convertible notes (1)	$105.3	$—
New 4.25% senior convertible notes (1)	97.0	—
Original 4.0% senior convertible notes (2)	9.7	115.0
Original 4.25% senior convertible notes (2)	3.0	—
Anti-Dilutive:
Original 4.25% senior convertible notes	—	100.0

Total principal value, outstanding convertible notes	$215.0	$215.0

(1)	Diluted shares associated with the New Notes are attributable to the premium feature.
(2)	Diluted shares associated with the original senior convertible notes are attributable to the underlying principal amounts.

The Company’s average stock price for the quarter ended March 31, 2011 exceeded the conversion prices of the New Notes. As a result, premium shares were included in the Company’s diluted share count as of March 31, 2011 as follows:

	Three Months Ended March 31, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Conversion price	$15.76	$15.48
Weighted average share price (from date of issuance)	$17.63	$17.51
Weighted equivalent premium shares (in thousands)	576	640

The number of premium shares included in MasTec’s diluted share count varies with fluctuations in MasTec’s actual share price for the related period. Higher actual share prices result in a higher number of equivalent premium shares.

The following table provides a reconciliation of MasTec’s basic and diluted net income and weighted average shares outstanding for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic
Net income attributable to MasTec	$21,106	$7,411
Weighted average shares outstanding	78,426	75,996

Basic earnings per share attributable to MasTec	$0.27	$0.10

Diluted
Net income:
Basic net income attributable to MasTec	$21,106	$7,411
Interest expense on original 4.0% senior convertible notes, net of tax	154	683
Interest expense on original 4.25% senior convertible notes, net of tax	95	—

Diluted net income attributable to MasTec	$21,355	$8,094

Shares:
Basic weighted average shares outstanding	78,426	75,996
Dilutive common stock equivalents	1,408	1,105
Dilutive premium shares, new 4.0% senior convertible notes	576	—
Dilutive premium shares, new 4.25% senior convertible notes	640	—
Dilutive shares, original 4.0% senior convertible notes	1,623	7,297
Dilutive shares, original 4.25% senior convertible notes	960	—

Diluted weighted average shares outstanding	83,633	84,398

Diluted earnings per share attributable to MasTec	$0.26	$0.10

Common stock equivalents are measured under the treasury stock method. For the three months ended March 31, 2011, approximately 167,000 restricted shares, or approximately 41,000 shares on a weighted average basis, had average market prices for the period in excess of their grant date prices. These shares were not included in the computation of diluted shares outstanding because the effect would have been anti-dilutive.

Note 4 – Acquisitions and Other Investments

DirectStar/Funraisers - Amendment of Purchase Option Agreement

In February 2011, the Company amended its purchase option agreement with Red Ventures LLC (“Red Ventures”), the same seller that sold to MasTec both DirectStar TV LLC (“DirectStar”) and 100% of the membership interests of Funraisers PR, LLC (“Funraisers”). DirectStar, together with its subsidiaries, including Funraisers, is referred to as the “DirectStar Business.” The amended and restated purchase option agreement grants to Red Ventures an option to purchase the DirectStar Business from MasTec at any time from March 1, 2012 to November 30, 2012 for an amount equal to the sum of: (i) the shareholders’ equity of the DirectStar Business as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of the DirectStar Business from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,600,000. The purchase option also allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, MasTec agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar Business. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute its purchase option, the Company’s revenues and profits from DIRECTV® would be materially reduced.

As of March 31, 2011 and December 31, 2010, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach including Level 3 inputs such as projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples.

Equity Method and Other Investments

In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million to purchase a 33% voting interest in EC Source Services LLC (“EC Source”) and acquired a two-year option (the “EC Source Merger Option”) that grants MasTec the right, but not the obligation, to acquire EC Source via merger. EC Source is an extra high voltage specialty transmission contractor, and MasTec’s investment will be used by EC Source to support working capital and bonding requirements as well as equipment purchases, as necessary, to meet the demands of EC Source’s existing and future projects. See Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements regarding the Company’s exercise of the EC Source Merger Option on April 29, 2011.

Through a 60%-owned consolidated subsidiary, MasTec has a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%), for which the Company invested $1.6 million. This investment is accounted for under the equity method of accounting. During the three months ended March 31, 2011, MasTec performed construction services for this investee and recognized revenue of approximately $0.7 million. As of March 31, 2011 and December 31, 2010, approximately $2.2 million and $2.1 million, respectively, is included in costs and earnings in excess of billings related to this customer.

The Company has certain other cost and equity method investments, which are not material individually or in the aggregate, as of March 31, 2011 and December 31, 2010.

Note 5 – Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets as of the dates indicated (in millions):

	March 31, 2011	December 31, 2010
Amortizing intangible assets: (1)
Gross carrying amount	$75.2	$75.2
Less: accumulated amortization	(40.8)	(38.9)

Amortizing intangible assets, net	$34.4	$36.3

Non-amortizing intangible assets:
Goodwill	$618.4	$613.4
Trade name	35.3	35.3
Other	6.6	6.6

Non-amortizing intangible assets	$660.3	$655.3

Goodwill and other intangible assets	$694.7	$691.6

(1)	Consists principally of customer relationships, tradenames and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets from December 31, 2010 to March 31, 2011 (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance at December 31, 2010	$613.4	$41.9	$36.3	$691.6

Accruals of acquisition-related contingent consideration	5.0	—	—	5.0
Amortization expense	—	—	(1.9)	(1.9)

Balance at March 31, 2011	$618.4	$41.9	$34.4	$694.7

Information about estimated expense associated with amortizing intangible assets in future periods, for assets recorded as of March 31, 2011, is summarized in the following table (in millions):

Amortization Expense
Remainder of 2011	$5.7
2012	4.7
2013	3.7
2014	3.0
2015	2.6
Thereafter	14.7

Total	$34.4

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, auction rate securities, cost and equity method investments, deferred compensation plan assets and liabilities, accounts payable and other current liabilities, acquisition-related contingent consideration and debt obligations.

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are:

Level 1	-	Quoted market prices in active markets for identical assets or liabilities.

Level 2	-	Observable market based inputs or other observable inputs corroborated by market data.

Level 3	-	Significant unobservable inputs that are not corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Carrying amounts and estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010 are as follows (in millions):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash surrender value of life insurance policies	$8.5	$8.5	$8.3	$8.3
Auction rate securities	19.0	19.0	19.0	19.0

Liabilities:
Acquisition-related contingent consideration	$45.0	$45.0	$45.0	$45.0
7.625% senior notes	150.0	151.5	150.0	151.9
Original 4.0% senior convertible notes	9.7	14.4	115.0	139.2
New 4.0% senior convertible notes	96.4	98.5	—	—
Original 4.25% senior convertible notes	3.0	4.6	100.0	120.4
New 4.25% senior convertible notes	88.5	89.9	—	—

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

Auction Rate Securities. The fair value of the Company’s auction rate securities was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model, a Level 3 input. See Note 7 - Securities Available for Sale.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after December 15, 2008. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions, Level 3 inputs.

Debt. The estimated fair values of the Company’s 7.625% senior notes and original 4.0% and 4.25% senior convertible notes are based on quoted market prices, Level 1 inputs. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the Company’s market interest rate for a similar nonconvertible instrument, which is a Level 3 input. See Note 9 - Debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2011, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of March 31, 2011 and December 31, 2010 (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$8.5	$8.5	—	—
Auction rate securities	$19.0	—	—	$19.0
Liabilities:
Acquisition-related contingent consideration	$45.0	—	—	$45.0

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$8.3	$8.3	—	—
Auction rate securities	$19.0	—	—	$19.0
Liabilities:
Acquisition-related contingent consideration	$45.0	—	—	$45.0

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) for the three months ended March 31, 2011 and 2010:

	Auction Rate Securities
Three Months Ended March 31, 2011	Student Loan	Structured Finance Securities	Total	Acquisition-Related Contingent Consideration

Balances at December 31, 2010	$16.4	$2.6	$19.0	$45.0
Changes in unrealized (losses)/gains included in other comprehensive income	(0.1)	0.1	—	—

Balances at March 31, 2011	$16.3	$2.7	$19.0	$45.0

	Auction Rate Securities
Three Months Ended March 31, 2010	Student Loan	Structured Finance Securities	Total	Acquisition-Related Contingent Consideration

Balances at December 31, 2009	$16.4	$8.1	$24.5	$40.3
Changes in unrealized losses included in other comprehensive income	(0.2)	—	(0.2)	—

Balances at March 31, 2010	$16.2	$8.1	$24.3	$40.3

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. For the three months ended March 31, 2011 and March 31, 2010, the Company had no significant assets or liabilities required to be measured at fair value on a nonrecurring basis subsequent to their initial recognition.

Note 7 – Securities Available For Sale

The Company’s securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The actual net default rate as of March 31, 2011 was 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes.

Due to liquidity issues associated with auction rate securities, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of March 31, 2011. Therefore, their fair value was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair value of the Company’s auction rate securities by type of security and underlying credit rating as of March 31, 2011 and December 31, 2010 (in millions):

As of March 31, 2011	Underlying Credit Rating (1)
	A3/A-	CCC	Total
Underlying security:
Student loans	$16.3	$—	$16.3
Structured finance securities	—	2.7	2.7

Total auction rate securities	$16.3	$2.7	$19.0

As of December 31, 2010	Underlying Credit Rating (1)
	A3/A-	CCC	Total
Underlying security:
Student loans	$16.4	$—	$16.4
Structured finance securities	—	2.6	2.6

Total auction rate securities	$16.4	$2.6	$19.0

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of March 31, 2011, the yields on the Company’s auction-rate securities ranged from 1.74% to 2.51%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. The issuers have been making interest payments when due. As of March 31, 2011, the weighted average yield for the Company’s auction rate securities was 2.35%. Total interest earned on the Company’s auction rate securities for the three months ended March 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

Auction Rate Securities – Changes in Fair Value

Management evaluates whether unrealized losses on investments in securities are other-than-temporary, and if the unrealized losses are believed to be other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized for the three months ended March 31, 2011 or 2010.

Structured Finance Auction Rate Securities

In the fourth quarter of 2009, the Company deemed its structured finance auction rate securities to be other-than-temporarily impaired due to ratings agency downgrades of the corresponding securities. During 2010, the Company sold two of its three structured finance auction rate securities. The Company’s remaining structured finance security as of March 31, 2011 has a par value of $5.0 million and a cost basis of $2.3 million. Cumulative credit losses of $2.7 million have been recognized in prior years in connection with this security. Following the sale in 2010 of two of the Company’s structured finance securities, management determined that the Company no longer met the criteria for intent to hold with respect to its remaining structured finance security. Accordingly, further declines in this security’s carrying value will be recognized in earnings, whereas increases in its carrying value will be recorded in other comprehensive income, net of applicable taxes. Cumulative gross unrealized gains in other comprehensive income associated with this security total $0.4 million, or $0.2 million net of applicable income taxes, as of March 31, 2011 and $0.3 million, or $0.2 million net of applicable income taxes, as of December 31, 2010.

Student Loan Auction Rate Securities

Cumulative gross unrealized losses on the Company’s student loan auction rate securities, which are included as a component of other comprehensive income, total $1.2 million, or $0.7 million, net of applicable income taxes as of March 31, 2011, and $1.1 million, or $0.7 million net of applicable income taxes, as of December 31, 2010.

In April 2011, the issuer of one of the Company’s student loan auction rate securities redeemed its security at its par value of $4.6 million. The estimated fair value of this security as of March 31, 2011 was reclassified to current assets. In connection with the redemption, $0.5 million of cumulative unrealized losses and the corresponding tax impact of $0.2 million were eliminated from other comprehensive income in April 2011.

Auction Rate Securities – Reconciliation of Cost Basis to Fair Value

The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities for the periods indicated are as follows (in millions):

	March 31, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$17.5	$(1.2)	$16.3
Auction rate securities – structured finance securities	2.3	0.4	2.7

Total auction rate securities	$19.8	$(0.8)	$19.0

	December 31, 2010
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$17.5	$(1.1)	$16.4
Auction rate securities – structured finance securities	2.3	0.3	2.6

Total auction rate securities	$19.8	$(0.8)	$19.0

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Adjustments for credit and other losses on securities held as of March 31, 2011 totaled $2.7 million. Par value of securities held as of both March 31, 2011 and December 31, 2010 was $22.5 million.

As of March 31, 2011, contractual maturities of the Company’s student loan auction rate securities range from 17 to 37 years, and for the structured finance security, 6 years.

Note 8 – Accounts Receivable, Costs and Earnings in Excess of Billings, and Retainage, Net of Allowance

Accounts receivable, classified as current, consists of the following (in millions):

	March 31, 2011	December 31, 2010
Contract billings	$219.0	$309.8
Retainage	31.8	32.7
Costs and earnings in excess of billings	159.0	110.4

	$409.8	$452.9
Less allowance for doubtful accounts	(8.8)	(8.5)

Accounts receivable, net	$401.0	$444.4

Retainage, which has been billed but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond one year are recorded in other long-term assets.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts, both for specific customers and as a reserve against other past due balances, was $8.8 million and $8.5 million as of March 31, 2011 and December 31, 2010, respectively.

The Company has a trade receivable for a “pay-when-paid” project, which provides for payment in quarterly installments through June 2015. The receivable has been recorded at its net present value, with the non-current portion recorded within other long-term assets in the condensed unaudited consolidated balance sheets. Imputed interest is recognized as interest income as earned. As of March 31, 2011, $5.0 million is outstanding, with $3.6 million recorded in other long-term assets. During the three months ended March 31, 2011, the Company recognized an immaterial amount of interest income related to this receivable.

Note 9 – Debt

The carrying value of debt is composed of the following at March 31, 2011 and December 31, 2010 (in millions):

Description	Maturity Date	March 31, 2011	December 31, 2010
7.625% senior notes	February 2017	$150.0	$150.0
New 4.0% senior convertible notes, $105.3 million principal amount	June 2014	96.4	—
New 4.25% senior convertible notes, $97.0 million principal amount	December 2014	88.5	—
Original 4.0% senior convertible notes	June 2014	9.7	115.0
Original 4.25% senior convertible notes	December 2014	3.0	100.0
3.5276% equipment term loan	In installments through 2013	11.7	12.9
Capital lease obligations, weighted average interest rate of 3.8%	In installments through 2016	45.8	24.5
Notes payable for equipment, weighted average interest rate of 5.2%	In installments through 2014	8.5	10.2

Total debt		$413.6	$412.6
Less current maturities		(23.5)	(18.4)

Long-term debt		$390.1	$394.2

Senior Convertible Note Exchange

During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes and $97 million of its original 4.25% senior convertible notes (together, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New Notes”) for an exchange fee of approximately 50 basis points, or 0.5% of the aggregate exchanged principal amount of Original Notes. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Exchange fees of approximately $1.0 million will be treated as a component of interest expense and recognized over the remaining life of the New Notes. Approximately $0.1 million and $0.5 million of transaction costs were recognized in connection with the exchange within selling, general and administrative expense for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. Following the exchange, $9.7 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding.

In accordance with the accounting guidance for convertible debt instruments, issuers with convertible debt instruments that may be settled in cash or other assets on conversion are required to separately account for the liability component of the instrument in a manner that reflects the entity’s estimated market interest rate for a similar nonconvertible instrument as of the instrument’s issuance date. As a result, the

Company separated the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, management discounted the values of the New Notes at an estimated rate of 6.73%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The total debt discount of $17.4 million will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the term of the New Notes above the 4.0% and 4.25% cash coupon interest rates to an effective interest rate of 6.73%. The fair value of the common stock conversion feature is recorded as a component of stockholders’ equity.

The carrying values of the debt and equity components of the New Notes as of March 31, 2011 are as follows (in millions):

	March 31, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0
Unamortized debt discount (1)	(8.4)	(8.1)
Unamortized balance of investor fees (2)	(0.5)	(0.4)

Net carrying amount of debt component	$96.4	$88.5

Carrying amount of equity component	$8.9	$8.5

(1)	Represents the unamortized portion of the discount created from separation of the debt portion of the New Notes from the equity portion. This discount will be accreted to interest expense over the term of the New Notes.
(2)	Represents the unamortized portion of exchange fees paid in connection with the debt exchange. These fees will be accreted to interest expense over the term of the New Notes.

The New Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Notes.

Other Debt Activity

In January 2011, the Company modified the terms of certain of its equipment operating leases. As a result of the modifications, these leases were required to be classified as capital leases as of the effective date of the lease modifications. Accordingly, $24.0 million of capital lease assets and corresponding capital lease obligations were recorded in the Company’s condensed unaudited consolidated balance sheet as of January 1, 2011.

Debt Guarantees and Covenants

The subsidiary guarantees related to the Company’s senior convertible notes and senior notes are full and unconditional and joint and several, and there are generally no contractual restrictions on the Company’s ability to obtain funds from its subsidiaries. Also, MasTec, Inc. is a holding company with no independent assets or operations, and the Company’s subsidiaries that do not guarantee the senior convertible notes and senior notes are minor, individually, and in the aggregate, as such term is defined under the rules and regulations of the SEC. Accordingly, condensed unaudited consolidating financial information for MasTec, Inc. and its subsidiaries is not presented.

MasTec was in compliance with all debt covenants as of March 31, 2011 and December 31, 2010.

Interest Expense, Net

Interest expense for the three months ended March 31, 2011 includes $0.9 million of debt discount and investor fee accretion associated with the New Notes. Details of interest expense, net, for the periods indicated is as follows:

	Three Months Ended March 31,
	2011	2010
Interest expense:
Contractual interest payments	$5.8	$6.1
Senior convertible note discount and related investor fee accretion	0.9	—
Amortization of deferred financing costs	0.8	0.8
Other interest expense	0.6	0.8

Total interest expense	$8.1	$7.7

Interest income	(0.2)	(0.3)

Interest expense, net	$7.9	$7.4

Note 10 – Stock-Based Compensation Plans

Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. For stock options, upon exercise, or for restricted share awards, upon vesting, if the fair value of the share-based award exceeds its grant date fair value, the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the exercise date/vesting date fair value of a share-based award is less than its grant date fair value, the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase tax expense.

The Company has three stock-based compensation plans with stock options and restricted share grants outstanding as of March 31, 2011: the 1994 Stock Option Plan for Non-Employee Directors; the 2003 Employee Stock Incentive Plan, as amended; the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended; and individual option and restricted stock agreements. Under these plans, there were a total of 3,572,472 options and/or restricted shares available for grant at March 31, 2011.

Restricted Share Awards

MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Through March 31, 2011, approximately 1,941,000 shares of restricted share awards have been issued with a value of approximately $20.5 million, which is being expensed over vesting periods ranging from the day of issuance to five years. Total unearned compensation related to restricted share awards as of March 31, 2011 is approximately $4.7 million, which is expected to be recognized over a weighted average period of less than 2 years. The total intrinsic value of restricted share awards vested during the three months ended March 31, 2011 and 2010, which is based on the market price on the date of vesting, was $5.3 million and $0.1 million, respectively.

The following is a summary of restricted share award activity during the three months ended March 31, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, December 31, 2010	1,058,720	$9.42

Granted	169,566	19.02
Vested	(266,556)	7.71

Non-vested restricted shares, March 31, 2011	961,730	$11.59

For certain restricted share awards, the number of shares issued on the vesting date is net of the equivalent number of shares required to satisfy the recipient’s minimum statutory tax withholding requirements. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Although the withheld shares are not issued, they are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. Withheld shares are reflected as an operating activity within the statement of cash flows. During the three months ended March 31, 2011 and 2010, there were no material withholdings of shares for recipient tax withholding requirements.

Stock Options

The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. No stock options have been granted since 2006.

The following is a summary of stock option activity during the three months ended March 31, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding December 31, 2010	2,588,170	$10.27	3.87	$11.2

Exercised	(667,417)	$9.42

Options outstanding March 31, 2011	1,920,753	$10.56	3.76	$19.7

Options exercisable March 31, 2011	1,915,753	$10.55	3.75	$19.6

(1)    Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

As of March 31, 2011, all outstanding stock options were fully vested. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise was $6.6 million and $0.2 million, respectively. Proceeds received from options exercised during the three months ended March 31, 2011 and 2010 totaled $6.6 million and $0.7 million, respectively.

Stock Based Compensation Expense and Related Tax Benefit

Stock based compensation expense and related tax benefits for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Stock based compensation expense related to restricted share awards	$0.9	$0.9
Stock based compensation expense related to stock options	—	—

Total stock based compensation expense	$0.9	$0.9

Total income tax benefit from restricted share awards	$1.2	$0.4
Total income tax benefit from stock options	2.0	—

Total income tax benefit from stock based compensation	$3.2	$0.4

Excess tax benefit from vested restricted shares (1)	$0.9	$—
Excess tax benefit from stock options exercised (1)	2.0	—

Total excess tax benefit related to vested restricted shares and stock options exercised	$2.9	$—

(1)	Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

Note 11 – Employee Benefit Plans

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500. Effective January 1, 2011, matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. During the three months ended March 31, 2011 and 2010, MasTec accrued $0.4 million and $0.5 million of 401(k) matching contributions, respectively.

Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500. Effective January 1, 2011, matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. During the three months ended March 31, 2011 and 2010, MasTec accrued $0.4 million and $0.1 million of deferred compensation plan matching contributions, respectively. Deferred compensation plan assets of approximately $1.9 million and related liabilities of approximately $1.7 million are included in other long-term assets and other long-term liabilities, respectively, in the condensed unaudited consolidated balance sheet as of March 31, 2011.

Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension plans and employee benefit trusts. During the three months ended March 31, 2011 and 2010, total contributions to these plans, and the related number of employees covered by these plans, ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans
Three Months Ended March 31,	Low	High	(in millions)

2011	767	1,111	$5.7
2010	254	1,409	$4.2

Multi-employer pension plan contributions vary by period, depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.

See Note 14 – Commitments and Contingencies for additional information.

Note 12 – Income Taxes

The Company’s consolidated tax rate for the three months ended March 31, 2011 and 2010, was 39% and 40.6%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter in which they occur. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The statute of limitations varies by the various jurisdictions in which the Company operates. The Company’s U.S. federal income tax returns for years ending on or after 2007 still remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company.

Note 13 – Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, unrealized gains and losses from securities available for sale, foreign currency translation adjustments and losses from non-controlling interests.

Comprehensive income for periods indicated consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income	$21,096	$7,395
Foreign currency translation gain	32	84
Unrealized loss from securities available for sale, net of tax	(31)	(127)

Comprehensive income	$21,097	$7,352
Comprehensive net loss attributable to non-controlling interests	(10)	(16)

Comprehensive income attributable to MasTec	$21,107	$7,368

Accumulated other comprehensive losses of $6.2 million as of both March 31, 2011 and December 31, 2010 are primarily attributable to unrealized losses and the related income tax effects associated with the Company’s investments in securities available for sale. See Note 7 – Securities Available for Sale.

Note 14 – Commitments and Contingencies

Legacy Litigation

MasTec is subject to litigation, some of which dates from the period 2001 through 2006.

Outstanding Legacy Litigation. The Company is vigorously pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the bankruptcy trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $0.9 million, which is recorded in other current assets on its consolidated balance sheet at March 31, 2011.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately U.S. $424 million as of March 31, 2011). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The Company believes that the order violates U.S. and international law and is opposing the order. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend against any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of loss to MasTec, if any, relating to this matter cannot presently be determined.

In addition to the matters discussed above, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $1.6 million at March 31, 2011 and $2.4 million at December 31, 2010.

Other Commitments and Contingencies

Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases was approximately $40.9 million and $27.6 million for the three months ended March 31, 2011 and 2010, respectively.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit, primarily for its insurance carriers and surety bond providers. Letters of credit are also posted in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. As of March 31, 2011 and December 31, 2010, the Company had $97.5 million and $85.8 million, respectively, of standby letters of credit issued under its senior secured credit facility. The Company is not aware of any material claims relating to outstanding letters of credit as of March 31, 2011.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. In August 2010, the Company increased its performance bonding capacity to accommodate growth in its businesses with bonding requirements. As of March 31, 2011, the estimated cost to complete projects secured by the Company’s $463.6 million in performance and payment bonds was $79.4 million. As of December 31, 2010, the estimated cost to complete projects secured by the Company’s $520.0 million in performance and payment bonds was $93.9 million.

Included in the outstanding performance and payment bonds as of both March 31, 2011 and December 31, 2010 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold by the Company in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. As of March 31, 2011, the remaining cost to complete the state Department of Transportation projects was immaterial.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of March 31, 2011 and December 31, 2010, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $38.7 million and $36.3 million, respectively, of which $25.4 million and $22.9 million, respectively, was reflected within non-current other liabilities.

MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of March 31, 2011 and December 31, 2010, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.3 million and $1.4 million, respectively.

The Company is required to post letters of credit and provide cash collateral to its insurance carriers, or to obtain surety bonds in certain states in which the Company is self-insured. As of March 31, 2011 and December 31, 2010, these letters of credit amounted to $59.4 million and $59.5 million, respectively, a portion of which is collateralized by $18.0 million of restricted cash as of both March 31, 2011 and December 31, 2010. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the condensed unaudited consolidated balance sheets, amounted to $2.2 million as of both March 31, 2011 and December 31, 2010. Outstanding surety bonds related to self-insurance programs amounted to $7.5 million as of March 31, 2011 and $4.6 million as of December 31, 2010.

Employment Agreements. The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, the Company will pay certain amounts to the relevant employees, which vary with the level of the employees’ respective responsibility.

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

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. In the event of a complete or partial withdrawal from any of these plans, or if the plans were to otherwise become underfunded, the subsidiaries (and potentially MasTec itself) could be assessed liabilities for the withdrawal or for additional contributions related to the underfunding of these plans. None of the subsidiaries party to the collective bargaining agreements have any current plans to withdraw from the plans. The Pension Protection Act of 2006 also added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. The Company has been notified that certain plans to which a MasTec subsidiary contributes are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds MasTec may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2011, the Company is not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries and certain investees, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued any reserves for potential warranty claims as they have been immaterial.

Note 15 – Concentrations of Risk

The Company has approximately 210 customers as of March 31, 2011, which include some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, incumbent local exchange carriers, long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including wind farms, solar farms and other renewable energy; natural gas and petroleum pipeline infrastructure; and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Revenues for customers by industry for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2011		2010
Communications	$346.0	56%	$224.8	50%
Utilities	264.4	43%	214.2	48%
Government	8.1	1%	11.2	2%

	$618.5	100%	$450.2	100%

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended March 31,
	2011	2010
Revenue from top ten customers	82%	83%

Revenue from specific customers:
AT&T	27%	15%
DIRECTV®	23%	27%

In addition, the Company derived 20% of its revenues for the three months ended March 31, 2011 from El Paso Corporation and 19% of its revenues for the three months ended March 31, 2010 from Enbridge.

Foreign Operations. As of March 31, 2011, the Company does not have significant operations or long-lived assets in countries outside of the United States. For the three months ended March 31, 2011 and 2010, $2.0 million and $1.1 million, respectively, of revenues were derived from foreign operations, the majority of which were earned in Latin America and the Caribbean. In addition, the Company held property and equipment of $1.6 million and $1.4 million, respectively, in foreign countries as of March 31, 2011 and December 31, 2010, respectively. See Note 17 – Subsequent Events regarding the April 2011 acquisition of Fabcor TargetCo Ltd., a corporation incorporated under the laws of Alberta, Canada (“Fabcor Parent”), a Canadian pipeline construction company.

Note 16 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, who was the chairman of the Neff Board of Directors through September 30, 2010, is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer. For the three months ended March 31, 2010, MasTec paid Neff approximately $153,000 for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length. As of October 1, 2010, Juan Carlos Mas was no longer serving on the Neff Board of Directors.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For both the three months ended March 31, 2011 and 2010, the Company paid approximately $12,000 for lease payments in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. For the three months ended March 31, 2011 and 2010, MasTec charged approximately $108,000 and $121,000, respectively, to the customer. As of March 31, 2011 and December 31, 2010, $836,000 and $887,000 respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the same customer whereby the Company provides satellite communication services. For the three months ended March 31, 2011 and 2010, revenues relating to this customer were approximately $345,000 and $244,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of March 31, 2011 and December 31, 2010, approximately $684,000 and $599,000, respectively, is included as trade accounts receivable from this customer.

The Company charters an aircraft from a third party that leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $23,000 and $29,000 for the three months ended March 31, 2011 and 2010, respectively.

On October 28, 2009, MasTec combined the three existing split dollar agreements it had entered into with Jorge Mas into a restated single split dollar agreement. Under the amended and restated split dollar agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec paid approximately $284,000 for the three months ended March 31, 2011. No payments were made for the three months ended March 31, 2010.

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

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and MasTec were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. For the three months ended March 31, 2011, MasTec did not make any payments in connection with the split dollar agreements for Jose Mas. For the three months ended March 31, 2010, MasTec paid approximately $115,000 in connection with the split dollar agreements for Jose Mas.

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

The Company adjusts the value of these life insurance policies each period based on their current cash surrender value. The estimated fair value of these life insurance policies of $8.5 million and $8.3 million at March 31, 2011 and December 31, 2010, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.

Note 17 – Subsequent Events

Effective April 1, 2011, MasTec purchased 100% of the capital stock of Cam Communications Inc. (“Cam Com”), a Maryland company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers for approximately $4.7 million plus a five-year earn-out, equal to 20% of the excess, if any, of Cam Com’s annual EBITDA over $2.25 million plus an additional one-time payment of up to $1.5 million if Cam Com’s EBITDA exceeds $1.5 million in the first twelve months following the acquisition.

Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor Parent for an aggregate purchase price composed of (i) approximately $21.1 million in cash, plus the assumption of approximately $8.8 million of debt, which was repaid immediately, and (ii) a five-year earn-out (the “Earn-out”) payable annually to the seller in cash, which will be paid in Canadian dollars. The Earn-out will be equal to 30% of the excess, if any, of Fabcor’s annual EBITDA over 3.6 million Canadian dollars (approximately U.S. $3.8 million as of March 31, 2011). Fabcor Parent, together with its wholly-owned subsidiaries, Fabcor 2001 Inc., a corporation incorporated under the laws of Alberta, Canada and Fabcor Pipelines BC Inc., a corporation incorporated under the laws of British Columbia, Canada, is engaged in providing pipeline and facility construction services in Alberta and British Columbia, Canada and its services include new pipeline construction, pipeline modification and replacement, river crossing construction and replacement, integrity excavation programs, well-site construction, compressor construction, gas plant construction, compressor and gas plant modifications and plant commissioning support services.

On April 29, 2011, the Company exercised the EC Source Merger Option as described in Note 4 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements, and effective May 1, 2011 (the “Effective Date”) acquired the remaining 67% interest in EC Source for an aggregate purchase price composed of 5,129,644 shares of MasTec common stock, the assumption of $8.6 million of debt and a five-year earn-out, payable at MasTec’s election in common stock, cash or a combination thereof. The dollar amount of the earn-out will be equal to 20% of the excess, if any, of EC Source’s annual EBITDA over $15 million. The MasTec shares issued on the Effective Date are subject to transfer restrictions, which will lapse 25% on the first and second anniversaries of the closing and 50% on the third anniversary of the closing. Prior to closing, MasTec issued two standby letters of credit and a performance guarantee on behalf of EC Source. The EC Source sellers indemnified MasTec in connection with the letters of credit and guarantee for the period prior to the closing of the acquisition. The Company has determined that EC Source is a variable interest entity as of March 31, 2011, however, MasTec is not the primary beneficiary and therefore has not consolidated the financial position or earnings of EC Source as of this date. EC Source’s assets, liabilities and earnings will be consolidated from the Effective Date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our business, financial position and results of operations as of and for the three months ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes contained in this Form 10-Q and the audited consolidated financial statements and accompanying notes contained in our Form 10-K for the year ended December 31, 2010.

About MasTec

We are a leading national infrastructure construction company operating mainly throughout North America across a range of industries. Our activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, such as: electrical utility transmission and distribution, wind farms, solar farms and other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and operate through a network of more than 280 locations and have approximately 9,500 employees as of March 31, 2011. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our customers include some of the leading communications and utility companies in the United States. As of March 31, 2011, our top ten customers are AT&T, DIRECTV®, El Paso Corporation, Edison Mission Energy, Energy Transfer Company, Talisman Energy, CenturyLink, Progress Energy, Dominion Resources and DCP Midstream Partners, L.P. We have longstanding relationships and have developed strong alliances with many of our customers. We strive to maintain these customer relationships and our status as a preferred vendor. Often, services are provided under multi-year master service agreements and other service agreements.

Because our business is often concentrated among our major customers, our business could be negatively impacted if the amount of business we obtain from them is reduced, or if we complete the required work on projects and cannot replace the work with similar projects. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended March 31,
	2011	2010
Revenue from top ten customers	82%	83%

Revenue from specific customers:
AT&T	27%	15%
DIRECTV®	23%	27%

Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for AT&T’s wireless and wireline infrastructure businesses. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®. Refer to “Recent Developments” for additional information regarding our purchase option agreement with Red Ventures LLC, which could reduce future revenues from DIRECTV®.

In addition, we derived 20% of our revenues for the three months ended March 31, 2011 from El Paso Corporation and 19% of our revenues for the three months ended March 31, 2010 from Enbridge. Our relationship with El Paso Corporation is based upon a construction contract for a natural gas pipeline. Our relationship with Enbridge is based upon construction/installation contracts for oil pipelines.

Recent Developments

Debt Exchange. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes and $97 million of its original 4.25% senior convertible notes (together, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Following the exchange, $9.7 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remained outstanding.

Because the New Notes have an optional cash settlement feature, and we intend to settle the principal amount in cash, the conversion shares underlying the principal amount of the New Notes are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). For the quarter ended March 31, 2011, our average stock price exceeded the conversion prices of the New Notes, which resulted in the inclusion of 1.2 million premium shares in our diluted share count for the quarter ended March 31, 2011, as compared with 13.0 million shares associated with the corresponding principal amounts under the Original Notes for the quarter ended March 31, 2010. The reduction in diluted share count was partially offset by a $1.1 million reduction in the after tax interest addback associated with the Original Notes under the “if-converted” method of accounting and $0.6 million of after tax accretion expense associated with the New Notes. See Note 3 – Earnings Per Share and Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. The number of premium shares that will be included in our diluted share count in the future will vary with fluctuations in our share price. Higher actual share prices will result in additional premium shares included in our diluted share count. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares on our earnings per share in future periods.

Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions in our credit facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the credit facility to settle any conversions of the New Notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the New Notes. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Amendment to Purchase Option Agreement. In February 2011, we entered into an amended and restated purchase option agreement with Red Ventures and certain of Red Ventures’ affiliates, which grants Red Ventures a purchase option to acquire our wholly owned subsidiary, DirectStar, and its subsidiaries. As amended, the purchase option is exercisable from March 1, 2012 through November 30, 2012 and allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, we agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar business. See Note 4 - Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for additional details. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute its purchase option agreement, our revenues from DIRECTV® would be reduced. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 23% to 18% of total consolidated revenue for the three months ended March 31, 2011.

Acquisitions. In April 2011, we acquired Fabcor Parent, a Canadian construction pipeline company, for $21.1 million in cash plus approximately $8.8 million of assumed debt, which was repaid immediately. In addition, the purchase price includes a five-year earn-out payable annually to the seller in cash. We also acquired Cam Com, a company specializing in equipment construction and network services for telecommunications carriers, in April 2011 for approximately $4.7 million in cash plus a five-year earn-out. Additionally, in April 2011, we exercised the EC Source Merger Option as described in Note 4 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements, and effective May 1, 2011, we acquired the remaining 67% interest in EC Source for an aggregate purchase price composed of 5,129,644 shares of MasTec common stock, the assumption of $8.6 million in debt and a five-year earn-out, payable at our election in common stock, cash or a combination thereof. See Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements for additional details.

Overview of Results

The first quarter of 2011 was a record first quarter for MasTec, with revenues of $618.5 million. Revenue growth was broad-based, with strong results associated with many of the industries we serve, including wireless, pipeline, install-to-the-home and energy transmission. Overall, revenues grew 37% from the prior year period, all of which was organic growth. Our performance has been positively impacted by several factors, including strong end-user demand for new technologies in the wireless and install-to-the-home industries, continued execution of a large pipeline project and increased levels of activity in other areas of our business. While many areas of our business experienced growth, certain components were negatively impacted by competitive pressures and timing of project execution, which partially offset our revenue growth.

Net income increased by approximately $13.7 million, or 185%, versus the same period in the prior year. Among the factors contributing to this growth were: revenue growth as previously discussed; improvement in our gross margin percentage; and improved leveraging of depreciation, amortization and general and administrative expenses as a percentage of revenue. Higher net income and a decrease in average diluted shares outstanding drove an increase in diluted earnings per share of $0.16 per share, or 160%, versus the same period in 2010.

As discussed above, in the first quarter of 2011 we exchanged 94% of our previously outstanding senior convertible notes for new senior convertible notes. This exchange resulted in fewer diluted shares outstanding as of March 31, 2011 as compared with the prior year period. See Note 9 – Debt and Note 3 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements for additional details. The decrease in average diluted shares outstanding was partially offset by the issuance in December 2010 of approximately 1.9 million shares in connection with an amendment to a purchase agreement for one of our historical acquisitions. Refer to Note 4 – Acquisitions and Other Investments in the notes to the consolidated financial statements of our 2010 Form 10-K for additional details.

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications, utilities and government. Customer revenues by industry for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
	2011		2010
Communications	$346.0	56%	$224.8	50%
Utilities	264.4	43%	214.2	48%
Government	8.1	1%	11.2	2%

	$618.5	100%	$450.2	100%

We enter into various types of contracts, including unit price, time and materials, cost-plus and fixed price contracts. Under unit price contracts, we agree to perform work for a price per unit of work performed. Fixed price contracts provide for a fixed fee for an entire project, the final terms and prices of which can be subject to negotiation with the customer, as is customary in the industry. Work performed on a time and materials basis is billed based upon negotiated hourly rates plus material costs. Cost-plus contracts are based on actual costs incurred for materials, equipment and labor, plus an agreed upon markup. Although the terms of our contracts vary considerably, most are on either a unit price or a fixed price basis. We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance, install and repair work under unit price or fixed price master service or other service agreements that are renewable periodically.

We recognize revenue on long term construction contracts on a percentage of completion basis. Some of our long-term construction projects are pursuant to master service or other service agreements. Under fixed price contracts, revenues are recognized as work on the contract progresses using the cost-to cost method. Under this method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project has been completed and the work has been accepted by our customer. For projects that are of a short-term nature, primarily under master service or other service agreements, revenue is recognized when units are completed or when the related services are performed.

Over half of our revenues are derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any larger infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenues by type of contract for the periods indicated were as follows (in millions):

	For the Three Months Ended March 31,
	2011		2010
Master service and other service agreements	$367.6	59%	$230.2	51%
Installation/construction project agreements	250.9	41%	220.0	49%

	$618.5	100%	$450.2	100%

As shown in the table above, over one-third of our first quarter 2011 revenues were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Backlog

Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our business as of March 31, 2011 and December 31, 2010 (in millions):

	As of March 31, 2011 (1)(2)	As of December 31, 2010 (2)
Estimated 18-month backlog	$2,576.5	$2,354.5

(1)	Backlog associated with businesses acquired subsequent to March 31, 2011 is not reflected in our backlog estimate. See Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements for details of businesses acquired subsequent to March 31, 2011.
(2)	Our 18-month backlog estimates as of March 31, 2011 and December 31, 2010 do not include approximately $300 million of revenues from a project we have been awarded that is subject to financing contingencies.

While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be cancelled on short or no advance notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, goodwill and intangible assets, acquisition-related contingent consideration, reserves and accruals, impairment of assets, income taxes, insurance reserves, litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

Results of Operations

Economic, Industry and Market Factors

Despite the results we achieved in the first quarter of 2011, we recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effect that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is often a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. We also operate in an industry affected by market and regulatory impacts beyond our control. Changes in renewable energy portfolio standards, new or changing regulatory requirements affecting the industries we serve, and/or changes in technology can impact demand for our services. In addition, fluctuations in market prices for oil, gas and other fuel sources can impact demand for our pipeline and renewable energy construction services. We actively monitor economic, industry and market factors affecting our business, however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.

Impact of Seasonality and Cyclical Nature of Business

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the best of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budget before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue variations.

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by declines or delays in new projects. Project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period. The financial condition of our customers and their access to capital, variations in project gross margins, regional, national and global economic and market conditions as well as acquisitions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Gross Margin

Gross margin is our gross profit expressed as a percentage of revenues. Costs of revenues, which is subtracted from revenues to obtain gross profit, consists primarily of salaries, employee wages and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Factors impacting our gross margin include:

Revenue Mix. The mix of revenues derived from the projects we perform impacts margins, as certain projects provide higher margin opportunities. Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or time and materials pricing arrangements. Margins for installation work may vary from project to project, and can be higher than maintenance and upgrade work due to the fact that fixed price contracts often have a higher level of risk than other types of project work. Changes in project mix between installation work and maintenance or upgrade services can impact our margins in a given period. Additionally, the mix of project revenues by industry served can also have an impact on margins, as margin opportunities can vary by industry and over time.

Seasonality, Weather and Geographic Mix. As discussed above, seasonal patterns can have a significant impact on margins. Generally, business is slower at the beginning of the year. Adverse or favorable weather conditions can impact margins in a given period. For example, extended periods of rain or snowfall can negatively impact revenues and margins as a result of reduced productivity from projects being delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably impact margins. In addition, the mix of business conducted in different parts of the country can affect margins due to the geographic characteristics associated with the physical location where the work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

Performance Risk. Margins may fluctuate due to the volume of work performed, project pricing and job productivity. Job productivity can be impacted by weather, geography, customer decisions and crew productivity. Crew productivity can be influenced by job terrain, for example, whether project work is in an open or encumbered right of way. Additionally, weather conditions and other factors can also have a direct impact on job and crew productivity, which affects project margins.

Subcontracted Resources. Our use of subcontracted resources in a given period varies, based upon activity levels and the amount and location of existing in-house resources and capacity. Work that is subcontracted can yield lower margins than self-perform work. As a result, changes in the mix of subcontracted versus self-perform work can impact our margins.

Material versus Labor Costs. In many cases, our customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Margins are typically lower on projects where we furnish a significant amount of materials, due to the fact that mark-ups on materials are generally lower than on labor costs. Therefore, increases in the percentage of work with significant materials requirements could decrease our overall margins.

Insurance Costs. Margins can also be impacted by insurance costs as additional claims arise and as circumstances and conditions of existing claims change. We maintain insurance policies subject to per claim deductibles of $1 million for our worker’s compensation policy and $2 million for our general liability and automobile liability policies. We also have employee healthcare benefit plans for our employees not subject to collective bargaining agreements, which are subject to a deductible of $0.4 million per claimant per year.

Selling, General and Administrative Expense

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk, legal, facilities, information services and executive personnel. General and administrative expenses also include outside professional and accounting fees, transaction expenses, expenses associated with computer equipment and software used in the administration of the business and various forms of insurance.

Interest Expense, Net

Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, debt discount and investor fee accretion associated with our new senior convertible notes, line of credit and letter of credit fees, offset by interest earned on cash, cash equivalents and fixed income investments.

Other Income, Net

Other income, net, consists primarily of gains or losses from sales of assets and investments, income or losses from equity method investments as well as any other-than-temporary impairment losses recognized in connection with our available for sale auction rate securities.

Litigation and Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in estimates of the potential liabilities could have a material impact on our results of operations and financial position.

See Note 14 - Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements for additional information regarding legal proceedings and contingencies.

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2011		2010
Revenue	$618,492	100.0%	$450,231	100.0%
Costs of revenue	528,553	85.5	388,855	86.4

Gross profit	89,939	14.5	61,376	13.6
Depreciation and amortization	15,109	2.4	14,175	3.2
General and administrative expenses	32,499	5.2	27,673	6.1
Interest expense, net	7,912	1.3	7,376	1.6
Other income, net	(165)	(0.0)	(297)	(0.0)

Income before provision for income taxes	34,584	5.6	12,449	2.7
Provision for income taxes	(13,488)	(2.2)	(5,054)	(1.1)

Net income	21,096	3.4	7,395	1.6
Net loss attributable to non-controlling interests	(10)	(0.0)	(16)	(0.0)

Net income attributable to MasTec	$21,106	3.4%	$7,411	1.6%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Our revenue was $618.5 million for the three months ended March 31, 2011, as compared with $450.2 million for the same period in 2010, representing an increase of $168.3 million or 37.4%, all of which was organic growth. Revenues were favorably impacted by our wireless, pipeline, install-to-the-home and energy transmission customers. Key customers driving growth in the first quarter of 2011 included AT&T, El Paso Corporation and DIRECTV®. In the first quarter of 2011, the wireless industry continued to invest in new infrastructure for its 4G technology. This industry trend, in addition to expansion of the geographic areas in which we do project work, yielded higher revenues from wireless projects in the first quarter of 2011 as compared with 2010. Revenue growth from wireless projects was offset slightly by certain pricing discounts that became effective in the first quarter of 2011. We also experienced an increase in revenues from pipeline projects in the first quarter of 2011. The increase was driven by continued execution of a large natural gas pipeline project with El Paso Corporation, as well as from increased activity levels on other natural gas pipeline projects. Install-to-the-home project activity was strong in the first quarter of 2011. While first quarter revenue growth was strong in many components of our business, other areas experienced lower activity versus the prior year, due in part to competitive pressures and timing of project execution, which partially offset our revenue growth.

Costs of revenue. Our costs of revenue were $528.6 million, or 85.5% of revenue, for the three months ended March 31, 2011, as compared with $388.9 million, or 86.4% of revenue, for the corresponding period in 2010, a $139.7 million increase, or 35.9%. The dollar increase is attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue decreased 90 basis points. This improvement was primarily attributable to lower material costs as a percent of revenue due to our mix of project revenues. The decrease in material costs was partially offset by increases in other types of expenses, including fuel. Higher fuel costs were driven by higher fuel prices as well as increased levels of fuel consumption to support growth in project work. Other expense items, such as wages, including subcontractor expense, and equipment maintenance, increased slightly as a percent of revenue due to changes in our project mix. Additionally, as discussed under “Recent Developments,” beginning in the first quarter of 2011, certain commissions that we pay in connection with our DIRECTV® installation projects have increased, which partially offset our overall gross margin improvement.

Depreciation and amortization. Depreciation and amortization was $15.1 million for the three months ended March 31, 2011, as compared with $14.2 million for the same period in 2010, representing an increase of $0.9 million, or 6.6%. The increase was driven by depreciation expense attributable to certain leased equipment classified as capital leases, which had previously been classified as operating leases. Modifications to the lease terms effective in 2011 caused the reclassification of these leases. The resulting increase in depreciation expense is offset by a decrease in rent expense, which is recorded within costs of revenue. See Note 9 – Debt in the notes to the unaudited consolidated financial statements for additional details. The increase in depreciation expense was partially offset by a decrease in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $32.5 million, or 5.2% of revenue, for the three months ended March 31, 2011, as compared with $27.7 million, or 6.1% of revenue, for the same period in 2010, representing an increase of $4.8 million, or 17.4%. The dollar increase resulted largely from higher labor and other costs in support of the growth in the business. As a percentage of revenue, general and administrative expenses decreased approximately 90 basis points. This improvement is primarily attributable to improved leveraging of administrative labor as a result of our revenue growth.

Interest expense, net. Interest expense, net of interest income, was $7.9 million, or 1.3% of revenue, for the three months ended March 31, 2011, as compared with approximately $7.3 million, or 1.6% of revenue, for the same period in 2010, representing an increase of approximately $0.6 million. This increase is primarily attributable to accretion expense from the debt discount and investor fees associated with our new 4.0% and 4.25% convertible notes, which was partially offset by a decrease in interest expense on equipment notes. In the fourth quarter of 2010, we refinanced $13.4 million of 7.05% equipment notes with a new equipment note bearing interest at approximately 3.53%.

Other income, net. Other income, net, was $0.2 million for three months ended March 31, 2011, as compared with $0.3 million for the three months ended March 31, 2010. The reduction in other income, net, is primarily attributable to lower gains on sales of assets versus the same period in the prior year, partially offset by income on equity method investments.

Income taxes. Income taxes were $13.5 million for the three months ended March 31, 2011, as compared with $5.1 million for the three months ended March 31, 2010, representing an increase of $8.4 million. This increase is primarily due to higher taxable income, partially offset by the impact of a lower tax rate. Our effective tax rate was 39.0% for the three months ended March 31, 2011 as compared with an effective tax rate of 40.6% for the three months ended March 31, 2010. The lower current year tax rate is attributable to higher utilization of certain tax deductions for which we first became eligible during 2010. Prior to 2011, these deductions were only available to us on a limited basis as we were benefiting from the use of net operating loss carryforwards.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is a non-GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We use EBITDA, as we believe analysts, lenders, investors and others do, to evaluate our performance, both internally and versus our peers, because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During the first quarter of 2011, our interest expense increased due to the inclusion of accretion expense associated with our new senior convertible notes, which contain an optional physical, cash or combination conversion feature. Issuers with convertible debt instruments that can be settled in cash or other assets on conversion are required to separately account for the liability and equity components of the instrument in a manner that reflects what the entity’s borrowing rate would have been on identical, but nonconvertible debt as of the instrument’s issuance date. As a result, we separated the principal balance of the new senior convertible notes between the fair value of the debt component and the fair value of the common stock conversion feature. We discounted the values of the notes at an estimated rate of 6.73%. The resulting debt discount will be accreted to interest expense over the remaining terms of the new senior convertible notes using the effective interest method, which will increase interest expense above the New Notes’ 4.0% and 4.25% cash coupon interest rates.

Tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, in 2011, we expect our effective tax rate to decrease to 39.0% from 40.6% in 2010. The lower current year tax rate is attributable to an increase in our ability to utilize certain tax deductions.

EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and depreciation and amortization expense among companies. EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. EBITDA is also not defined below as it is in our senior secured credit facility or in the indentures governing our notes; therefore, EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.

Management also considers EBITDA to be an indicator of liquidity because we use it to measure our ability to service debt, fund capital expenditures and expand our business. The following table reflects a reconciliation of our EBITDA in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	Three Months Ended March 31,
	2011		2010
EBITDA Reconciliation:

Net income	$21.1	3.4%	$7.4	1.6%
Interest expense	7.9	1.3%	7.3	1.6%
Provision for income taxes	13.5	2.2%	5.1	1.1%
Depreciation and amortization	15.1	2.4%	14.2	3.2%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)	$57.6	9.3%	$34.0	7.6%

The table below summarizes our effective tax rates for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Effective tax rate	39.0%	40.6%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future.

Capital Expenditures. We estimate that we will spend approximately $40 million in 2011 on capital expenditures. The increase versus prior year capital expenditures of approximately $30 million is due to higher expected business activity levels in 2011 as compared with 2010. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease in the future. In January 2011, we modified the terms of certain of our equipment operating leases. The modifications changed the classification of the corresponding leases from operating to capital leases. As a result, $24.0 million of capital lease assets and corresponding capital lease obligations were recorded as of January 1, 2011. We also expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made either in cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. For the three months ended March 31, 2011 and 2010, we made cash payments of $17.5 million and $9.3 million, respectively, related to such earn-out obligations.

Income Taxes. Our income tax expense increased from $5.1 million for the three month period ended March 31, 2010 to $13.5 million for the same period in 2011. Our cash tax payments will increase in 2011 as we fully utilized our available net operating loss carryforwards in the fourth quarter of 2010.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slowest in the first quarter of each calendar year and we generally experience seasonal working capital needs from approximately April through October to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Certain agreements with subcontractors contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Debt Service. As of March 31, 2011, our common stock trading price exceeded the $15.76 and $15.48 conversion prices of our outstanding 4.0% and 4.25% senior convertible notes, respectively. Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. As of March 31, 2011, we had outstanding $202.3 million aggregate principal amount of our new senior convertible notes. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to restrictions in our credit facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the credit facility to settle any conversions of the new senior convertible notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the new senior convertible notes. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Summary of Financial Condition, Liquidity and Capital Resources

General U.S. and global economic conditions have not had a significant impact on our overall financial position, results of operations or cash flows for the three months ended March 31, 2011. Given the generally good credit quality of our customer base, we do not expect collections issues to materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall market and economic conditions will materially impact our liquidity. We anticipate that funds generated from our operations, borrowings under our credit facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of March 31, 2011, we had $263.4 million in working capital, defined as current assets less current liabilities, compared to $235.1 million as of December 31, 2010. Cash and cash equivalents, including approximately $18.3 million and $18.0 million of restricted cash at March 31, 2011 and December 31, 2010, respectively, increased from $177.6 million at December 31, 2010 to $198.0 million at March 31, 2011. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$50.3	$34.7
Net cash used in investing activities	(31.1)	(14.0)
Net cash provided by (used in) financing activities	1.2	(6.4)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher from April through October due to the seasonality of our business. Conversely, a portion of working capital assets are typically converted to cash in the first quarter. Net cash provided by operating activities increased by $15.6 million to $50.3 million for the three months ended March 31, 2011. This increase was primarily driven by higher net income. To a lesser extent, changes in working capital assets and liabilities, as well as deferred taxes, also contributed to the growth in operating cash flows. Net changes in accounts receivable and billings in excess of costs and earnings balances were partially offset by increases in accounts payable and accrued expenses. Accounts payable and accrued expenses increased as a result of timing of payroll and accounts payable disbursements. Accounts receivable and billings in excess of costs and earnings, the balances of which are primarily driven by timing of project activity, contractual billing terms and pace of collections, decreased.

Investing Activities. Net cash used in investing activities increased by $17.1 million to $31.1 million for the three months ended March 31, 2011. The increase was primarily driven by an increase in cash used for payments of earn-out obligations and an increase in capital expenditures to support growth in our business. As discussed in Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements, in April 2011, we acquired Cam Com and Fabcor Parent. Purchase price consideration for these acquisitions included $25.8 million in cash.

Financing Activities. We had $1.2 million of cash provided by financing activities for the three months ended March 31, 2011, as compared with $6.4 million of cash used in financing activities for the three months ended March 31, 2010. The $7.6 million decrease in cash used in financing activities is primarily attributable to an increase in cash received from stock option exercises and $2.9 million of related tax benefits. During the first quarter of 2011, approximately 667,000 stock options were exercised for cash proceeds of approximately $6.6 million, as compared with cash proceeds for stock options of $0.7 million in the same period in 2010. The increase in cash proceeds and tax benefits from stock option exercises was partially offset by the payment of $1.0 million in the first quarter of 2011 for investor fees related to our debt exchange. In connection with the acquisition of Fabcor Parent in April 2011, we assumed $8.8 million of debt, which was repaid immediately. Additionally, in connection with the acquisition of EC Source in May 2011, we assumed $8.6 million of debt. See Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements for additional information.

Credit Facility

We have a senior secured credit facility, which we refer to as our Credit Facility. Our Credit Facility has a maximum amount of available borrowing capacity of $210 million, subject to certain restrictions, and expires in May 2013. The maximum available borrowing capacity may be increased to $260 million, provided that we are in compliance with all provisions and covenants of the Credit Facility and that such additional borrowing would not violate the indenture that governs our senior notes. We may consider increasing our borrowing capacity to $260 million as provided under the Credit Facility, and/or further expanding our borrowing capacity to accommodate future business growth. Because our existing lenders are not obligated to provide additional capacity, however, our ability to secure additional financing cannot be assured. At March 31, 2011, we did not have an outstanding balance on the Credit Facility for borrowed money.

The amount we can borrow under our Credit Facility at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. At March 31, 2011 and December 31, 2010, net availability under the Credit Facility totaled $89.3 million and $124.2 million, respectively, net of outstanding standby letters of credit aggregating $97.5 million and $85.8 million at March 31, 2011 and December 31, 2010, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries.

Interest on outstanding balances on the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at LIBOR plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. At March 31, 2011, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%. In addition, the Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. At March 31, 2011, the unused facility fee was 0.75%.

Our Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, which is calculated as available cash flow divided by debt carrying costs, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the Credit Facility. At March 31, 2011, we were in compliance with all provisions and covenants of the Credit Facility.

In November 2010, we entered into an amendment to our Credit Facility in connection with a debt exchange offer relating to $115 million of our then outstanding 4.0% senior convertible notes and $100 million of our then outstanding 4.25% senior convertible notes. Under the amendment, the lenders consented to the exchange offer and to the issuance of new 4.0% senior convertible and new 4.25% senior convertible notes, subject to, among other things, the condition that, prior to the expiration of the Credit Facility in May 2013, we may not use any borrowings under the Credit Facility, or more than $10 million in the aggregate from cash on hand to defease, redeem or settle conversions of the new notes without prior consent of the lenders under the Credit Facility.

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

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our original 4.0% senior convertible notes and $97 million of our original 4.25% senior convertible notes (together, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. Transaction costs of approximately $0.1 million and $0.5 million were recognized for the quarters ended March 31, 2011 and December 31, 2010, respectively, in connection with the exchange within selling, general and administrative expenses. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Following the exchange offer, $9.7 million and $3.0 million of the original 4.0% and 4.25% notes, respectively, remain outstanding.

Because the New Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Notes are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions in our credit facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the credit facility to settle any conversions of the New Notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the New Notes. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Old Senior Convertible Notes. In November 2009, we issued $100 million of 4.25% senior convertible notes due December 15, 2014 in a private placement. Of this amount, $97 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of new senior convertible notes in connection with our debt exchange as discussed above. The senior convertible notes bear interest at a rate of

4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. On or prior to December 12, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 64.6162 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes.

In June 2009, we issued $115 million of 4.0% senior convertible notes due June 15, 2014 in a registered offering. Of this amount, $105.3 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of new senior convertible notes in connection with our debt exchange as discussed above. The senior convertible notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on December 15, 2009. On or prior to June 13, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of these notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes.

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. At March 31, 2011, we were in compliance with all such provisions and covenants.

Senior Notes

As of March 31, 2011, we had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our 7.625% senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries. At March 31, 2011, we were in compliance with all the provisions and covenants of the 7.625% senior notes.

Acquisition Debt

Equipment Term Loan. In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. In October 2010, we repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. The 3.5267% equipment term loan is payable in 36 monthly installments, maturing in 2013 and is secured by most of Pumpco’s existing equipment and guaranteed by MasTec.

Other Acquisition Related Notes Payable and Capital Lease Obligations. We assumed approximately $34 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Precision. In connection with the acquisition of Wanzek, we assumed approximately $15 million of Wanzek’s debt. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Pumpco. As of March 31, 2011, $16.0 million and $5.1 million, respectively, remain outstanding on the Precision and Wanzek acquisition related debt described above. Pumpco’s acquisition related debt of $9.5 million has been substantially repaid as of March 31, 2011.

Except for one note with an immaterial principal balance at March 31, 2011, there are no financial covenants associated with the acquisition debt described above.

Subsequent Events. As discussed in Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements, in April 2011, we acquired Fabcor Parent, a Canadian pipeline construction company. In connection with this acquisition, we assumed $8.8 million of debt, which was repaid immediately. We also acquired EC Source, an extra high voltage specialty transmission contractor, in May 2011. In connection with the EC Source acquisition, we assumed $8.6 million of debt.

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

Auction Rate Securities

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of March 31, 2011, we held $22.5 million in par value of auction rate securities, with an estimated fair value and carrying value of $19.0 million. Cumulative unrealized losses, net of unrealized gains, totaled $0.8 million as of March 31, 2011, which are recorded in other comprehensive income, net of applicable income taxes.

Structured Finance Auction Rate Securities. As discussed in Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements, following the sale of two of our three structured finance auction rate securities in the fourth quarter of 2010, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance security. Accordingly, future declines in this security’s carrying value will be recognized in earnings, whereas increases in its carrying value will be recorded in other comprehensive income, net of applicable income taxes. Cumulative gross unrealized gains in other comprehensive income associated with this security totaled $0.4 million, or $0.2 million net of applicable income taxes, as of March 31, 2011.

Student Loan Auction Rate Securities. As of March 31, 2011 our student loan auction rate securities have a par value and cost basis of $17.5 million. We continue to have intent to hold, and more likely than not, will not be required to sell our student loan auction rate securities until maturity, or until their par value can be recovered. Cumulative gross unrealized losses on these securities, which are included as a component of other comprehensive income, total $1.2 million, or $0.7 million net of applicable income taxes, as of March 31, 2011.

In April 2011, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million. As of March 31, 2011, the estimated fair value of this security was reclassified to current assets. In connection with the redemption, $0.5 million of cumulative unrealized losses, along with the corresponding tax impact of $0.2 million, were eliminated from other comprehensive income in April 2011.

See Note 7 - Securities Available for Sale in the notes to our condensed unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans and liabilities associated with certain indemnification and guarantee arrangements. We do not have any material off-balance sheet financing arrangements with variable interest entities.

Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases was approximately $40.9 million for the three months ended March 31, 2011.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit, primarily for our insurance carriers and surety bond providers. Such letters of credit are generally issued by a bank or similar financial institution. Letters of credit are also posted in support of performance under certain contracts. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. As of March 31, 2011, we had $97.5 million of standby letters of credit issued under our Credit Facility. We are not aware of any material claims relating to outstanding letters of credit as of March 31, 2011 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces the borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. In August 2010, we increased our performance bonding capacity to accommodate growth in our businesses with bonding requirements. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. At March 31, 2011, the estimated cost to complete projects secured by our $463.6 million in performance and payment bonds was $79.4 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Included in our outstanding performance and payment bonds at March 31, 2011 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, we remain contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. As of March 31, 2011, the remaining cost to complete for the state Department of Transportation projects was immaterial.

Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of March 31, 2011, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $38.7 million, of which $25.4 million was reflected within non-current other liabilities.

We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of March 31, 2011, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.3 million.

We are required to post letters of credit and provide cash collateral to our insurance carriers, or to provide surety bonds in certain states in which we are self-insured. As of March 31, 2011, these letters of credit amounted to $59.4 million, a portion of which is collateralized by $18.0 million of restricted cash at March 31, 2011. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the condensed unaudited consolidated balance sheets, amounted to $2.2 million as of March 31, 2011. Outstanding surety bonds related to self-insurance programs amounted to $7.5 million as of March 31, 2011.

Employment Agreements. We have employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, we will pay certain amounts to the relevant employees, which vary with the level of the employees’ respective responsibility.

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

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. In the event of a complete or partial withdrawal from any of these plans, or if the plans were to otherwise become underfunded, the subsidiaries (and potentially MasTec itself) could be assessed liabilities for the withdrawal or for additional contributions related to the underfunding of these plans. None of the subsidiaries party to the collective bargaining agreements have any current plans to withdraw from the plans. The Pension Protection Act of 2006 also added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in critical status, additional required contributions and benefit reductions may apply. We have been notified that certain plans to which a MasTec subsidiary contributes are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of March 31, 2011, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Other Guarantees. In the ordinary course of business, from time to time, we guarantee the obligations of our subsidiaries and certain investees, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. We also generally warrant the work we perform for a one to two year period following substantial completion of a project. We have not historically accrued any reserves for potential warranty claims as they have been immaterial.

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. Although we did experience increases in these costs in the first three months of 2011 as compared with 2010, the increases in labor and material costs were primarily due to revenue growth and changes in business mix. Fuel costs have also increased versus the same period in 2010 due to higher prices as well as to revenue growth and business mix. The price of fuel is subject to unexpected fluctuations from events outside of our control, including geopolitical events and fluctuations in global supply and demand. Significant fuel price increases could adversely impact our operating results in the future. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

None of our outstanding debt at March 31, 2011 was subject to variable interest rates as we had no amounts outstanding on our Credit Facility as of March 31, 2011. Interest under the Credit Facility accrues interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. At March 31, 2011, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $13.5 million 3.5267% equipment term loan.

Foreign Currency Risk

As of March 31, 2011, we had limited operations in certain foreign countries, primarily Latin America and the Caribbean. Due to the limited nature of our foreign operations, fluctuations in foreign currency exchange rates have not had a material impact on our financial statements. In April 2011, we acquired Fabcor Parent, a Canadian pipeline construction company. Due to this recent acquisition and/or if we otherwise expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future. See Note 17 – Subsequent Events in the notes to the condensed unaudited consolidated financial statements regarding the acquisition of Fabcor Parent.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of March 31, 2011. The actual net default rate as of March 31, 2011 is 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. As of March 31, 2011, we hold $22.5 million in par value of auction rate securities, with an estimated fair value and carrying value of $19.0 million. Cumulative unrealized losses, net of gains, total $0.8 million as of March 31, 2011, which are recorded in other comprehensive income, net of applicable income taxes.

In April 2011, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million. As of March, 31, 2011, the estimated fair value of this security was reclassified to current assets. In connection with the redemption, $0.5 million of cumulative unrealized losses, along with the corresponding tax impact of $0.2 million, were eliminated from other comprehensive income in April 2011.

See Note 7 - Securities Available for Sale in the notes to condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of March 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 14 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to any of the risk factors disclosed in our recently filed Annual Report on Form 10-K.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the three months ended March 31, 2011, we derived approximately 27%, 23% and 20% of our revenue from AT&T, DIRECTV®, and El Paso Corporation, respectively. For the three months ended March 31, 2010, we derived approximately 27%, 19% and 15% of our revenue from DIRECTV®, Enbridge and AT&T, respectively. In addition, our ten largest customers accounted for approximately 82% and 83% of our revenue in the three months ended March 31, 2011 and 2010, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. We have recently experienced an increase in the proportion of our revenues from non-recurring project specific work, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

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

We have a significant amount of debt and substantial debt service requirements. As of March 31, 2011, we had approximately $413.6 million of outstanding debt.

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

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facility or otherwise in an amount sufficient to enable us to meet our payment obligations and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital, and some of these activities may be on terms that are unfavorable or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations.

As of March 31, 2011, the closing price of our common stock of $20.80, as reported by the New York Stock Exchange, exceeded the $15.76 and $15.48 conversion prices of our outstanding 4.0% and 4.25% senior convertible notes, respectively. Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. As of March 31, 2011, there was outstanding $202.3 million aggregate principal amount of our new senior convertible notes. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to restrictions in our credit facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the credit facility to settle any conversions of the new senior convertible notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the new senior convertible notes. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

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

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 79,219,910 shares were outstanding as of March 31, 2011. Additionally, in November 2010, we acquired 33% of the outstanding equity interests in EC Source Services LLC, (“EC Source”), together with an option to acquire the balance of EC Source’s outstanding equity. On April 29, 2011, we exercised our option and on May 2, 2011, we consummated the acquisition of EC Source. In partial consideration for this acquisition, we issued 5,129,644 shares of our common stock, which are subject to certain transfer restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information contained in Item 5 of this Quarterly Report on Form 10-Q is incorporated by reference in this Item 2.

The following table provides information about repurchases of our common stock during the three month period ended March 31, 2011:

Period	Total Number Average of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

January 1, 2011 through January 31, 2011	—	—	—	—
February 1, 2011 through February 28, 2011	—	—	—	—
March 1, 2011 through March 31, 2011	5,785	$20.45	—	—

(1) Represents shares of common stock withheld for income tax purposes in connection with shares of restricted stock issued to certain employees and directors.

ITEM 5. OTHER INFORMATION

As previously reported, on November 16, 2010, we entered into a membership interest purchase agreement pursuant to which, for $10 million, we purchased a 33% interest in EC Source, which is involved in the engineering, design, construction and maintenance of electric transmission and substation projects. Additionally, we acquired the EC Source Merger Option granting us the right to acquire the balance of the equity in EC Source pursuant to the terms of an Agreement and Plan of Merger entered into on November 16, 2010, by and among MasTec, EC Source, certain wholly owned subsidiaries of MasTec and the members of EC Source (the “Merger Agreement”).

On April 29, 2011, we exercised the EC Source Merger Option, and, on May 2, 2011 (the “Closing Date”), we consummated the acquisition of EC Source. Pursuant to the Merger Agreement, on the Closing Date, we issued to the other EC Source equity holders (the “Sellers”) an aggregate of 5,129,644 shares (the “Shares”) of our common stock, par value $0.10 (“Common Stock”). Additionally, the Sellers are entitled to a five-year earn-out (the “Earn-out”), payable at our election in Common Stock, cash or a combination thereof. The dollar amount of the Earn-out will be equal to 20% of the excess, if any, of EC Source’s annual EBITDA over $15 million. The Shares are subject to transfer restrictions which will lapse 25% on the first and second anniversaries of the Closing Date and 50% on the third anniversary of the Closing Date.

We issued the Shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each Seller represented to us that such Seller was an “accredited investor,” as defined in Rule 501(a) promulgated under the Securities Act, and that such Seller was acquiring the Shares for investment and not with a view to the distribution thereof.

The foregoing description of the Merger Agreement is only a summary and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is filed as Exhibit 10.44 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.44*	Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto.

23.1*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: May 4, 2011
/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.44	Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto.

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.