Form 10-Q
period 2011-06-30
MASTEC INC
filed 2011-08-03
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, MasTec, Inc. had 84,700,611 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$750,942	$495,113	$1,369,433	$945,344
Costs of revenue, excluding depreciation and amortization	643,181	417,341	1,171,734	806,196

Gross profit	$107,761	$77,772	$197,699	$139,148
Depreciation and amortization	18,585	14,212	33,694	28,387
General and administrative expenses	37,560	30,983	70,059	58,655
Interest expense, net	8,254	7,269	16,166	14,645
Other (income) expense, net	(29,565)	588	(29,730)	291

Income before provision for income taxes	$72,927	$24,720	$107,510	$37,170
Provision for income taxes	(28,442)	(10,159)	(41,929)	(15,214)

Net income	$44,485	$14,561	$65,581	$21,956
Net loss attributable to non-controlling interests	(9)	(40)	(18)	(55)

Net income attributable to MasTec	$44,494	$14,601	$65,599	$22,011

Earnings per share – basic and diluted (See Note 2 - Earnings Per Share)

Basic net income per share attributable to MasTec	$0.54	$0.19	$0.81	$0.29

Basic weighted average common shares outstanding	82,753	76,073	80,575	76,046

Diluted net income per share attributable to MasTec	$0.51	$0.18	$0.77	$0.27

Diluted weighted average common shares outstanding	87,634	90,641	85,701	90,651

Supplemental disclosure (See Note 7 - Securities Available for Sale and Note 3 - Acquisitions and Other Investments)
Other (income) expense, net:
Total other-than-temporary impairment losses on securities available for sale, net	$—	$332	$—	$266
Less: Unrealized losses on securities available for sale, recognized in other comprehensive income, net	—	(78)	—	(144)

Unrealized losses on securities available for sale, recognized in earnings	$—	$410	$—	$410
Gain on remeasurement of equity interest in acquiree	(29,041)	—	(29,041)	—
Other (income) expense, net	(524)	178	(689)	(119)

Total other (income) expense, net	$(29,565)	$588	$(29,730)	$291

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,251 as of June 30, 2011 and $18,000 as of December 31, 2010	$78,456	$177,604
Accounts receivable, costs and earnings in excess of billings and retainage, net of allowance	583,062	444,363
Inventories	89,433	57,483
Deferred tax assets, net	6,328	11,990
Prepaid expenses and deposits	16,775	17,176
Other current assets	14,486	13,058

Total current assets	$788,540	$721,674

Property and equipment, net	240,636	180,786
Goodwill	794,949	613,369
Other intangible assets, net	126,101	78,190
Securities available for sale	14,436	18,997
Investments in unconsolidated entities	1,772	11,972
Other assets	29,885	30,840

Total assets	$1,996,319	$1,655,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$23,567	$18,399
Accounts payable	294,775	196,363
Accrued salaries and wages	53,087	33,079
Accrued taxes payable	12,726	15,269
Accrued insurance	14,662	16,616
Other accrued expenses	25,023	13,329
Acquisition-related contingent consideration, current portion	25,754	35,639
Billings in excess of costs and earnings	81,073	136,070
Other current liabilities	22,531	21,780

Total current liabilities	$553,198	$486,544

Acquisition-related contingent consideration	67,985	34,695
Other liabilities	24,231	24,789
Deferred tax liabilities, net	111,190	62,487
Long-term debt	400,015	394,151

Total liabilities	$1,156,619	$1,002,666

Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued and outstanding shares - 84,655,474 and 78,215,189 as of June 30, 2011 and December 31, 2010, respectively	8,471	7,822
Capital surplus	784,177	663,927
Accumulated surplus (deficit)	53,087	(12,512)
Accumulated other comprehensive loss	(6,098)	(6,156)

Total MasTec shareholders’ equity	$839,637	$653,081

Non-controlling interests	63	81

Total shareholders’ equity	$839,700	$653,162

Total liabilities and shareholders’ equity	$1,996,319	$1,655,828

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$65,581	$21,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,694	28,387
Stock-based compensation expense	1,818	1,958
Excess tax benefit from stock-based compensation	(3,415)	—
Amortization of deferred financing costs	1,608	1,612
Accretion of senior convertible note discount and investor fees	1,855	—
Provision for doubtful accounts	774	1,370
Provision for losses on construction projects, net	220	(525)
Provision for inventory obsolescence	150	150
Impairment of securities available for sale	—	410
Gain on disposal of assets	(414)	(440)
Gain on remeasurement of equity interest in acquiree	(29,041)	—
Earnings from equity method investments	(27)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, costs and earnings in excess of billings and retainage	(95,074)	(34,602)
Inventories	(28,031)	(16,048)
Deferred tax assets and liabilities, net	29,196	14,835
Other assets, current and non-current portion	822	1,468
Accounts payable and accrued expenses	91,683	9,374
Billings in excess of costs and earnings	(63,390)	(599)
Other liabilities, current and non-current portion	(2,615)	(1,045)

Net cash provided by operating activities	$5,394	$28,261

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(77,665)	(20,037)
Capital expenditures	(31,973)	(14,143)
Investments in life insurance policies	(284)	(194)
Proceeds from redemption of securities available for sale	4,600	—
Proceeds from sale of assets	2,516	3,204

Net cash used in investing activities	$(102,806)	$(31,170)

Cash flows used in financing activities:
Payments of other borrowings	(5,520)	(7,601)
Payments of capital lease obligations	(9,339)	(9,847)
Proceeds from stock option exercises	10,673	893
Excess tax benefit from stock-based compensation	3,415	—
Payments of financing costs	(1,000)	(69)

Net cash used in financing activities	$(1,771)	$(16,624)

Net decrease in cash and cash equivalents	(99,183)	(19,533)
Net effect of currency translation on cash	35	44
Cash and cash equivalents - beginning of period	177,604	88,521

Cash and cash equivalents - end of period	$78,456	$69,032

Supplemental cash flow information:
Interest paid	$12,993	$14,058
Income taxes paid	$8,649	$2,785

Supplemental disclosure of noncash information:
Equipment acquired under capital lease	$2,012	$—
Equipment acquired under financing arrangements	$6,721	$—
Conversion of leases from operating to capital	$24,005	$—
Shares issued in connection with business combinations	$94,213	$—
Exchange of senior convertible notes	$202,322	$—
Conversion of senior convertible notes to shares	$28	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 - Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, such as: electrical utility transmission and distribution; wind farms, solar farms and other renewable energy; natural gas and petroleum pipeline infrastructure; wireless, wireline and satellite communications; industrial infrastructure; and water and sewer systems. MasTec’s customers are primarily in the utility, communications and government industries.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements as of that date. Since certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2010 contained in the Company’s most recent Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill, acquisition-related contingent consideration, investments in equity method investees, intangible assets, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and range of possible exposure associated with contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited financial statements.

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within shareholders’ equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities for which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded in other (income) expense, net, in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities for which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period end exchange rates, with resulting translation gains or losses accumulated as a separate component of shareholders’ equity. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. The Company does not currently have any subsidiaries that operate in highly inflationary environments.

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

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 effective January 1, 2011 did not have a material impact on the Company’s condensed unaudited consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if business combinations that occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. See pro forma disclosures associated with acquired businesses in Note 3 – Acquisitions and Other Investments.

Recently Issued Accounting Standards Not Adopted as of June 30, 2011

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

Note 2 - Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and unvested restricted stock (“common stock equivalents”), convertible securities, or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of MasTec. Common stock equivalents are measured under the treasury stock method.

As described in Note 9 – Debt, the Company had convertible notes outstanding during both the three and six months ended June 30, 2011 and 2010. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes and $97 million of its original 4.25% senior convertible notes for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the original notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the principal amount of the New Notes are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).

The Company’s original senior convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect is dilutive. Under the “if-converted” method, in computing the dilutive effect of the Company’s convertible notes, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Premium shares associated with the New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price for the corresponding periods exceeds the respective conversion prices of the New Notes, beginning with the date of issuance, or the beginning of the period, as applicable.

The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the three and six months ended June 30, 2011 and 2010, including their respective classification within the computation of earnings per share for each period (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dilutive:
New 4.0% senior convertible notes (1)	$105.3	$—	$105.3	$—
New 4.25% senior convertible notes (1)	97.0	—	97.0	—
Original 4.0% senior convertible notes (2)	9.7	115.0	9.7	115.0
Original 4.25% senior convertible notes (2)	3.0	100.0	3.0	100.0

Total principal value, outstanding convertible notes	$215.0	$215.0	$215.0	$215.0

(1)	Diluted shares associated with the New Notes are attributable to the premium feature.
(2)	Diluted shares associated with the original senior convertible notes are attributable to the underlying principal amounts.

The Company’s average stock price for the three and six months ended June 30, 2011 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related period. Higher actual share prices result in a greater number of equivalent premium shares. Premium shares included in the Company’s diluted share count as of June 30, 2011 were as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Conversion price	$15.76	$15.48	$15.76	$15.48
Weighted average share price	$20.29	$20.29	$19.05	$18.99
Weighted equivalent premium shares (in thousands)	1,491	1,486	1,062	1,090

The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net income attributable to MasTec	$44,494	$14,601	$65,599	$22,011
Weighted average shares outstanding	82,753	76,073	80,575	76,046

Basic earnings per share attributable to MasTec	$0.54	$0.19	$0.81	$0.29

Diluted:
Net income:
Basic net income attributable to MasTec	$44,494	$14,601	$65,599	$22,011
Interest expense on original 4.0% senior convertible notes, net of tax	59	677	213	1,360
Interest expense on original 4.25% senior convertible notes, net of tax	19	625	114	1,257

Diluted net income attributable to MasTec	$44,572	$15,903	$65,926	$24,628

Shares:
Basic weighted average shares outstanding	82,753	76,073	80,575	76,046
Dilutive common stock equivalents	1,098	809	1,284	846
Dilutive premium shares, new 4.0% senior convertible notes	1,491	—	1,062	—
Dilutive premium shares, new 4.25% senior convertible notes	1,486	—	1,090	—
Dilutive shares, original 4.0% senior convertible notes	612	7,297	1,115	7,297
Dilutive shares, original 4.25% senior convertible notes	194	6,462	575	6,462

Diluted weighted average shares outstanding	87,634	90,641	85,701	90,651

Diluted earnings per share attributable to MasTec	$0.51	$0.18	$0.77	$0.27

Note 3 - Acquisitions and Other Investments

Allocations of purchase price for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. Accounting for business combinations requires estimates and judgments as to expectations of future cash flows for acquired businesses and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair values of assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets and liabilities, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Contingent consideration is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other (income) expense, net. If actual results differ from the estimates and judgments used in determining the estimated fair values of assets and liabilities recorded as of the date of acquisition, these differences could result in a possible impairment of recorded assets, including intangible assets and goodwill, or require acceleration of amortization expense of finite-lived intangible assets.

As of June 30, 2011, the purchase price, including the estimated fair value of contingent consideration and related allocations for businesses acquired by the Company during the second quarter of 2011 were preliminary. The preliminary allocations may be revised as a result of additional information relating to assets acquired and liabilities assumed or revisions to the preliminary estimates of fair value as of the date of purchase. For these acquisitions, the Company will recognize additional assets or liabilities if new information is obtained about the facts and circumstances existing as of the date of acquisition, that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period requires the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings.

EC Source

In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. EC Source is a nationally recognized full-service engineering, procurement and construction program management entity, focused on deploying extra high voltage (“EHV”) electrical transmission systems throughout North America. On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for an aggregate purchase price composed of 5,129,644 shares of MasTec common stock, the assumption of $8.6 million of debt and a five year earn-out, equal to 20% of the excess, if any, of EC Source’s annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over $15 million, payable annually at MasTec’s election in common stock, cash or a combination thereof. The MasTec shares issued on the effective date are subject to transfer restrictions, which will lapse 25% on the first and second anniversaries of the closing and 50% on the third anniversary of the closing.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of date of acquisition (in millions). The fair value of the shares transferred was based on MasTec’s quoted market price on the closing date, discounted by 10%, 15% and 20% for the estimated effect of the first, second and third year transfer restrictions, respectively, which is a Level 2 fair value input. See Note 6 - Fair Value of Financial Instruments. The fair value of the 33% equity investment in EC Source was estimated at $39.6 million immediately before the closing of the merger, resulting in a gain of $29.0 million, which was reflected as a component of other income within MasTec’s results of operations during the second quarter of 2011. The fair value of the Company’s 33% equity investment was determined based on the implied consideration transferred as of the date of the business combination, discounted for the Company’s lack of control as a minority shareholder, which is a Level 2 fair value input. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets and net working capital, as prescribed by the purchase agreement.

Preliminary Purchase Price Consideration:
Shares transferred	$94.2
Cash	0.3
Debt assumed	8.6
Fair value of contingent consideration (earn-out liability)	25.0

Total consideration	$128.1

Fair value of equity investment	39.6

Amount to be allocated to net assets acquired	$167.7

Preliminary Purchase Price Allocation:
Current assets	$21.0
Property and equipment	10.1
Pre-qualifications	31.2
Non-compete agreements	1.3
Backlog	12.2
Goodwill	122.3

Total assets acquired	$198.1

Current liabilities	(14.0)
Debt	(8.6)
Deferred income taxes	(17.0)
Liability arising from contingent consideration arrangement	(25.0)

Total liabilities assumed	$(64.6)

Net assets acquired	$133.5

The intangible asset related to backlog will be amortized over the expected remaining 3 year term of these contracts, consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to the non-compete agreements will be amortized over their 7 year term. The intangible asset related to EC Source’s pre-qualifications with companies in the utilities industry has been assigned an indefinite life, due to the fact that the pre-qualifications do not expire or diminish in value, and the companies to which they relate have extremely long operating histories.

Goodwill of approximately $122.3 million arising from the acquisition represents the expected value of EC Source’s geographic presence in key high growth markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of EC Source and MasTec. The estimated goodwill balance of $122.3 million is not tax deductible.

The fair value of the earn-out obligation of $25.0 million was estimated using an income approach and incorporates significant inputs not observable in the market, which are Level 3 fair value inputs. See Note 6 - Fair Value of Financial Instruments. Key assumptions in the estimated valuation included the discount rate and probability-adjusted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and approximately $55 million; however, there is no maximum earn-out payment amount.

EC Source’s earnings have been consolidated as of the effective date of the acquisition, May 2, 2011.

Fabcor

Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor TargetCo Ltd. (“Fabcor Parent” and, together with its wholly-owned Canadian subsidiaries, Fabcor 2001, Inc. and Fabcor Pipelines B.C. Inc., (“Fabcor”) for an aggregate purchase price composed of approximately $22.8 million in cash, the assumption of approximately $7.0 million of debt, which was repaid immediately, and a five year earn-out equal to 30% of the excess, if any, of Fabcor’s annual EBITDA over 3.6 million Canadian dollars (approximately U.S. $3.7 million as of June 30, 2011), payable annually to the seller in cash in Canadian dollars. Fabcor is engaged in providing natural gas and petroleum pipeline infrastructure construction services in Alberta and British Columbia. Its services include: new pipeline construction; pipeline modification and replacement; river crossing construction and replacement; integrity excavation programs; well-site construction; compressor construction; gas plant construction; compressor and gas plant modifications; and plant commissioning support services. Fabcor provides MasTec the ability to expand its energy infrastructure services within the Canadian market and participate in the significant opportunities anticipated in that market in the future.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of the purchase price as of date of acquisition (in millions). The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets, net working capital and tangible net worth, as prescribed by the purchase agreement.

Preliminary Purchase Price Consideration:
Cash	$22.8
Debt assumed	7.0
Fair value of contingent consideration (earn-out liability)	16.9

Total consideration	$46.7

Preliminary Purchase Price Allocation:
Current assets	$24.5
Trade names	0.7
Non-compete agreements	0.1
Customer relationships and backlog	3.5
Goodwill	22.4
Property and equipment	12.8
Other assets	0.4

Total assets acquired	$64.4

Current liabilities	(23.1)
Deferred income taxes and other liabilities	(1.6)
Liability arising from contingent consideration arrangement	(16.9)

Total liabilities assumed	$(41.6)

Net assets acquired	$22.8

Intangible assets will be amortized consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to backlog will be amortized over the remainder of 2011. Customer relationships will be amortized over a 12 year life, and the non-compete agreements will be amortized over their 7 year terms. Goodwill of approximately $22.4 million arising from the acquisition represents the estimated value of Fabcor’s geographic presence in key high growth Canadian markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of Fabcor and MasTec. The estimated goodwill balance of $22.4 million is not tax deductible.

The fair value of the earn-out obligation of $16.9 million was estimated using an income approach and incorporates significant inputs not observable in the market, which are Level 3 fair value inputs. See Note 6 - Fair Value of Financial Instruments. Key assumptions in the estimated valuation included the discount rate and probability-adjusted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and $25 million; however, there is no maximum earn-out payment amount.

Fabcor’s earnings have been consolidated as of the effective date of the acquisition, April 1, 2011.

Cam Com

Effective April 1, 2011, MasTec purchased 100% of the capital stock of Cam Communications Inc. (“Cam Com”), a Maryland company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers for approximately $4.4 million in cash, the assumption of $0.3 million of capital leases and a five year earn-out equal to 20% of the excess, if any, of Cam Com’s annual EBITDA over $2.25 million, plus an additional one time cash payment of up to $1.5 million if Cam Com’s EBITDA exceeds $1.5 million for the first twelve months following the acquisition.

The purchase price for Cam Com has been allocated to the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition, including net working capital of $1.8 million, property and equipment of $0.4 million and goodwill and intangible assets of $4.0 million. Estimated goodwill of $2.2 million represents the expected value of synergies between Cam Com and MasTec’s existing telecommunications service offerings. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, and the useful lives of those assets, as well as the estimated fair value of the earn-out obligation, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final net working capital and tangible net worth, as prescribed by the purchase agreement. The estimated goodwill balance of $2.2 million is fully tax deductible.

Halsted

Effective June 30, 2011, MasTec acquired all of the issued and outstanding capital stock of Halsted Communications, Ltd. (“Halsted”), an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania and New England for $4.0 million in cash, plus $13.5 million of assumed net liabilities. Halsted’s primary customer is DIRECTV®.

The purchase price has been allocated to the estimated fair value of assets acquired and liabilities assumed as of the date of acquisition, including negative net working capital of $6.1 million, property and equipment of $0.4 million, intangible assets related to Halsted’s relationship with DIRECTV® and covenants not to compete of $2.3 million, debt of $7.9 million and residual goodwill of $15.2 million. Estimated goodwill of $15.2 million represents the expected value of synergies between Halsted and MasTec’s existing install-to-the-home service offering. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, and the estimated useful lives of those assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final net working capital and tangible net worth, as prescribed by the purchase agreement. The estimated goodwill balance of $15.2 million is fully tax deductible.

Optima

Effective June 1, 2011, MasTec acquired all of the issued and outstanding shares of Optima Network Services, Inc. (“Optima”), a wireless infrastructure services company headquartered in California, for $5.1 million in cash, plus the assumption of $2.2 million in debt, $0.8 million of which was repaid immediately. In addition, the purchase price for Optima includes a five year earn-out, equal to 20% of the excess, if any, of Optima’s annual EBITDA over $3.0 million, plus an additional one-time payment of up to approximately $5.0 million if Optima’s EBITDA exceeds $3.0 million in the first twelve months following the acquisition. The potential one-time payment is payable in cash, and the earn-out is payable, at MasTec’s election, in common stock, cash, or a combination thereof.

The purchase price has been allocated to the estimated fair value of assets acquired and liabilities assumed as of the date of acquisition, including net working capital of $2.3 million, property and equipment of $2.1 million, goodwill and intangible assets of $9.3 million and debt of $2.2 million. Estimated goodwill of $8.7 million represents the value of Optima’s geographic presence in key western U.S. markets, its assembled work force and its project management expertise. The fair value of the earn-out obligation is approximately $6.2 million as of the date of acquisition. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation, and the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final net working capital and tangible net worth, as prescribed by the purchase agreement. The estimated goodwill balance of $8.7 million is fully tax deductible.

Pro forma Information

The following unaudited supplemental pro forma results of operations include the results of operations of each of the acquired companies described above as if each had been consolidated as of January 1, 2010, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in millions). Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control:

The pro forma combined results of operations for the six months ended June 30, 2011 and 2010 have been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above as if they occurred January 1, 2010. These pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisitions and the reduction of interest income as a result of the cash consideration paid. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Six Months Ended June 30,
	2010	2011
Revenue	$1,035.0	$1,476.0
Net income	$21.3	$64.2

Revenues of $37.8 million and net income of $2.0 million resulting from the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the three and six months ended June 30, 2011. Acquisition costs related to these acquisitions of $0.7 million and $1.2 million are included in general and administrative costs for the three and six months ended June 30, 2011, respectively.

DirectStar/Funraisers - Amendment of Purchase Option Agreement

In February 2011, the Company amended its purchase option agreement with Red Ventures LLC (“Red Ventures”), which sold to MasTec both DirectStar TV LLC (“DirectStar”) and 100% of the membership interests of Funraisers PR, LLC (“Funraisers”). DirectStar, together with its subsidiaries, including Funraisers, is referred to as the “DirectStar Business.” The amended and restated purchase option agreement grants to Red Ventures an option to purchase the DirectStar Business from MasTec at any time from March 1, 2012 to November 30, 2012 for an amount equal to the sum of: (i) the shareholders’ equity of the DirectStar Business as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of the DirectStar Business from January 1, 2010 until the last day of the month immediately prior to the date of the sale, and (iii) $25,600,000. The purchase option also allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, MasTec agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar Business. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute its purchase option, the Company’s revenues and profits from DIRECTV® would be materially reduced.

As of June 30, 2011 and December 31, 2010, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach, including Level 3 inputs such as projected EBITDA and EBITDA multiples. (See Note 6 - Fair Value of Financial Instruments).

Other Investments

Through a 60%-owned consolidated subsidiary, MasTec has a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%), for which the Company invested $1.6 million. This investment is accounted for under the equity method of accounting. MasTec performed construction services for this investee and recognized revenue of approximately $0.9 million and $1.7 million during the three and six months ended June 30, 2011, respectively, and $0.8 million and $1.2 million during the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, approximately $4.4 million and $2.2 million, respectively, is included in accounts receivable and costs and earnings in excess of billings related to this customer.

The Company has certain other cost and equity method investments, which are not material individually or in the aggregate as of June 30, 2011.

Note 4 - Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets, including those associated with preliminary purchase price allocations, as of the dates indicated (in millions):

	June 30, 2011	December 31, 2010
Amortizing intangible assets: (1)
Gross carrying amount	$97.8	$75.2
Less: accumulated amortization	(44.7)	(38.9)

Amortizing intangible assets, net	$53.1	$36.3

Non-amortizing intangible assets:
Goodwill	$794.9	$613.4
Trade name	35.3	35.3
Pre-qualifications	31.2	—
Other	6.6	6.6

Non-amortizing intangible assets	$868.0	$655.3

Goodwill and other intangible assets	$921.1	$691.6

(1)	Consists principally of customer relationships, trade names and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets from December 31, 2010 to June 30, 2011 (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance at December 31, 2010	$613.4	$41.9	$36.3	$691.6

Additions from new business combinations (See Note 3)	170.7	31.2	22.6	224.5
Accruals of acquisition-related contingent consideration	10.8	—	—	10.8
Amortization expense	—	—	(5.8)	(5.8)

Balance at June 30, 2011	$794.9	$73.1	$53.1	$921.1

Information about estimated expense associated with amortizing intangible assets in future periods for assets recorded as of June 30, 2011, including those associated with preliminary purchase price allocations, is summarized in the following table (in millions):

Amortization Expense
Remainder of 2011	$9.1
2012	11.2
2013	6.2
2014	4.6
2015	3.8
Thereafter	18.2

Total	$53.1

Note 5 - Property and Equipment, Net

Property and equipment, net, including property and equipment under capital leases, is comprised of the following as of June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011	December 31, 2010	Estimated Useful Lives (In Years)
Land	$4.7	$4.7
Buildings and leasehold improvements	11.6	11.1	5 - 40
Machinery and equipment	345.7	274.5	2 - 15
Office furniture and equipment	69.8	59.9	3 - 7

Total property and equipment	$431.8	$350.2
Less accumulated depreciation	(191.2)	(169.4)

Property and equipment, net	$240.6	$180.8

Property and equipment under capital leases are depreciated over their estimated useful lives. Depreciation expense for the three months ended June 30, 2011 and 2010 was $14.7 million and $11.1 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $27.8 million and $22.2 million, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be realizable. Based on the Company’s analysis, there were no material impairment charges during the three or six months ended June 30, 2011 and 2010.

Note 6 - Fair Value of Financial Instruments

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

Level 1	-	Quoted market prices in active markets for identical assets or liabilities.

Level 2	-	Observable market based inputs or other observable inputs.

Level 3	-	Significant unobservable inputs that are not corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Carrying amounts and estimated fair values of financial instruments for the periods indicated were as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash surrender value of life insurance policies	$8.5	$8.5	$8.3	$8.3
Auction rate securities	14.4	14.4	19.0	19.0

Liabilities:
Acquisition-related contingent consideration	$82.4	$82.4	$45.0	$45.0
7.625% senior notes	150.0	153.8	150.0	151.9
Original 4.0% senior convertible notes	9.7	13.9	115.0	139.2
New 4.0% senior convertible notes	96.9	97.7	—	—
Original 4.25% senior convertible notes	3.0	4.4	100.0	120.4
New 4.25% senior convertible notes	88.9	89.0	—	—

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

Auction Rate Securities. The fair value of the Company’s auction rate securities was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model, which is a Level 3 input. See Note 7 - Securities Available for Sale.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after December 15, 2008. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions, which are Level 3 inputs. The Company completed certain acquisitions during the second quarter of 2011, as described in Note 3 - Acquisitions and Other Investments, certain of which include earn-out agreements.

Debt. The estimated fair values of the Company’s 7.625% senior notes and original 4.0% and 4.25% senior convertible notes are based on quoted market prices, Level 1 inputs. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the market interest rate for a similar nonconvertible instrument, which is a Level 3 input. See Note 9 - Debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2011, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of June 30, 2011 and December 31, 2010 (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$8.5	$8.5	—	—
Auction rate securities	$14.4	—	—	$14.4
Liabilities:
Acquisition-related contingent consideration	$82.4	—	—	$82.4

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$8.3	$8.3	—	—
Auction rate securities	$19.0	—	—	$19.0
Liabilities:
Acquisition-related contingent consideration	$45.0	—	—	$45.0

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) for the three and six months ended June 30, 2011 and 2010:

	Auction Rate Securities
Three Months Ended June 30, 2011	Student Loan	Structured Finance Securities	Total	Acquisition-Related Contingent Consideration

Balances at March 31, 2011	$16.3	$2.7	$19.0	$45.0
Additions from new business combinations	—	—	—	49.6
Redemption of security by issuer	(4.6)	—	(4.6)	—
Reversal of unrealized losses on redeemed security	0.4	—	0.4	—
Changes in unrealized (losses)/gains included in other comprehensive income	—	(0.4)	(0.4)	—
Payments of contingent consideration	—	—	—	(12.2)

Balances at June 30, 2011	$12.1	$2.3	$14.4	$82.4

	Auction Rate Securities
Three Months Ended June 30, 2010	Student Loan	Structured Finance Securities	Total	Acquisition-Related Contingent Consideration

Balances at March 31, 2010	$16.2	$8.1	$24.3	$40.3
Changes in fair value recorded in earnings	—	(0.4)	(0.4)	—
Changes in unrealized (losses)/gains included in other comprehensive income	—	0.1	0.1	—
Payments of contingent consideration	—	—	—	(9.7)

Balances at June 30, 2010	$16.2	$7.8	$24.0	$30.6

	Auction Rate Securities
Six Months Ended June 30, 2011	Student Loan	Structured Finance Securities	Total	Acquisition-Related Contingent Consideration

Balances at December 31, 2010	$16.4	$2.6	$19.0	$45.0
Additions from new business combinations	—	—	—	49.6
Redemption of security by issuer	(4.6)	—	(4.6)	—
Reversal of unrealized losses on redeemed security	0.4	—	0.4	—
Changes in unrealized (losses)/gains included in other comprehensive income	(0.1)	(0.3)	(0.4)	—
Payments of contingent consideration	—	—	—	(12.2)

Balances at June 30, 2011	$12.1	$2.3	$14.4	$82.4

	Auction Rate Securities
Six Months Ended June 30, 2010	Student Loan	Structured Finance Securities	Total	Acquisition-Related Contingent Consideration

Balances at December 31, 2009	$16.4	$8.1	$24.5	$40.3
Changes in fair value recorded in earnings	—	(0.4)	(0.4)	—
Changes in unrealized (losses)/gains included in other comprehensive income	(0.2)	0.1	(0.1)	—
Payments of contingent consideration	—	—	—	(9.7)

Balances at June 30, 2010	$16.2	$7.8	$24.0	$30.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such equity method investments, as goodwill and long lived assets, which are measured at fair value as a result of an impairment or other measurement event, if applicable. Except for the Company’s 33% equity investment in EC Source, which was remeasured in connection with the Company’s acquisition of the balance of EC Source’s outstanding equity interests, the Company had no significant assets or liabilities required to be measured at fair value on a nonrecurring basis subsequent to their initial recognition during the three or six months ended June 30, 2011 and 2010. See Note 3 – Acquisitions and Other Investments for details.

Note 7 - Securities Available For Sale

The Company’s securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The actual net default rate as of June 30, 2011 was 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes.

In the second quarter of 2011, the issuer of one of the Company’s student loan auction rate securities redeemed its security at par value of $4.6 million. In connection with the redemption, $0.4 million of cumulative unrealized losses, and the corresponding tax impact of $0.1 million, were eliminated from other comprehensive income.

Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of June 30, 2011 or December 31, 2010. Therefore, their fair value was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability-weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair value of the Company’s auction rate securities by type of security and underlying credit rating as of June 30, 2011 and December 31, 2010 (in millions):

As of June 30, 2011	Underlying Credit Rating (1)
	AAA	CCC	Total
Student loans	$12.1	$—	$12.1
Structured finance securities	—	2.3	2.3

Total auction rate securities	$12.1	$2.3	$14.4

As of December 31, 2010	Underlying Credit Rating (1)
	A3/A-	CCC	Total
Student loans	$16.4	$—	$16.4
Structured finance securities	—	2.6	2.6

Total auction rate securities	$16.4	$2.6	$19.0

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of June 30, 2011, the yields on the Company’s auction-rate securities ranged from 1.47% to 2.45%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s prospectus. The issuers have been making interest payments when due. As of June 30, 2011, the weighted average yield for the Company’s auction rate securities was 1.86%.

Auction Rate Securities – Changes in Fair Value

Management evaluates whether unrealized losses on investments in securities are other-than-temporary, and if believed to be other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized for the three or six months ended June 30, 2011. For the three months and six months ended June 30, 2010, the Company recognized $0.4 million of other-than-temporary impairment losses in earnings, with a corresponding reduction in cost basis, associated with its investment in structured finance auction rate securities.

Structured Finance Auction Rate Securities

In the fourth quarter of 2009, the Company deemed its structured finance auction rate securities to be other-than-temporarily impaired due to ratings agency downgrades of the corresponding securities. During 2010, the Company sold two of its three structured finance auction rate securities. The Company’s remaining structured finance security had a par value of $5.0 million and a cost basis of $2.3 million as of June 30, 2011. Cumulative credit and other losses of $2.7 million have been recognized in prior years in connection with this security. Following the sale of two of the Company’s structured finance securities in the fourth quarter of 2010, management determined that the Company no longer met the criteria for intent to hold with respect to its remaining structured finance security. Accordingly, further declines in this security’s cost basis will be recognized in earnings, whereas increases will be recorded in other comprehensive income, net of applicable taxes. As of June 30, 2011, this security’s cost basis approximated its carrying value. As of December 31, 2010, cumulative gross unrealized gains in other comprehensive income associated with this security totaled $0.3 million, or $0.2 million, net of applicable income taxes.

Student Loan Auction Rate Securities

Cumulative gross unrealized losses on the Company’s student loan auction rate securities, which are included as a component of other comprehensive income, total $0.8 million, or $0.5 million, net of applicable income taxes as of June 30, 2011, and $1.1 million, or $0.7 million, net of applicable income taxes as of December 31, 2010.

Auction Rate Securities – Reconciliation of Cost Basis to Fair Value

The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities for the periods indicated are as follows (in millions):

	June 30, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(0.8)	$12.1
Auction rate securities – structured finance securities	2.3	—	2.3

Total auction rate securities	$15.2	$(0.8)	$14.4

	December 31, 2010
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$17.5	$(1.1)	$16.4
Auction rate securities – structured finance securities	2.3	0.3	2.6

Total auction rate securities	$19.8	$(0.8)	$19.0

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Cumulative adjustments to cost basis on securities held as of both June 30, 2011 and December 31, 2010 totaled $2.7 million. Par value of securities held as of June 30, 2011 was $17.9 million and as of December 31, 2010 was $22.5 million.

As of June 30, 2011, contractual maturities of the Company’s student loan auction rate securities range from 17 to 36 years, and for the structured finance security, 6 years.

Note 8 - Accounts Receivable, Costs and Earnings in Excess of Billings and Retainage, Net of Allowance

Accounts receivable, classified as current, consists of the following (in millions):

	June 30,	December 31,
	2011	2010
Contract billings	$323.3	$309.8
Retainage	33.3	32.7
Costs and earnings in excess of billings	235.0	110.4

	$591.6	$452.9
Less allowance for doubtful accounts	(8.5)	(8.5)

Accounts receivable, net	$583.1	$444.4

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond one year are recorded in other long-term assets.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts, both for specific customers and as a reserve against other past due balances, was $8.5 million as of both June 30, 2011 and December 31, 2010.

The Company has certain trade receivables for “pay-when-paid” projects, which provide for payment through June 2016. These receivables have been recorded at their net present value, with the non-current portion recorded within other long-term assets. Imputed interest is recognized as interest income as earned. As of June 30, 2011, $5.3 million was outstanding, with $3.8 million recorded in other long-term assets. As of December 31, 2010, $3.5 million was outstanding, with $2.7 million recorded in other long-term assets.

Note 9 - Debt

The carrying value of debt is composed of the following as of June 30, 2011 and December 31, 2010 (in millions):

Description	Maturity Date	June 30, 2011	December 31, 2010

7.625% senior notes	February 2017	$150.0	$150.0
New 4.0% senior convertible notes, $105.3 million principal amount	June 2014	96.9	—
New 4.25% senior convertible notes, $97.0 million principal amount	December 2014	88.9	—
Original 4.0% senior convertible notes	June 2014	9.7	115.0
Original 4.25% senior convertible notes	December 2014	3.0	100.0
3.5276% equipment term loan, $13.5 million principal amount	In installments through 2013	10.7	12.9
Capital lease obligations, weighted average interest rate of 3.8%	In installments through 2017	42.2	24.5
Notes payable for equipment, weighted average interest rate of 4.2%	In installments through 2015	22.2	10.2

Total debt		$423.6	$412.6
Less current maturities		(23.6)	(18.4)

Long-term debt		$400.0	$394.2

Credit Facility

In May 2011, MasTec exercised the accordion option (the “Accordion Option”) under its senior secured credit facility (the “Credit Facility”). In connection with the exercise of the Accordion Option, the Company entered into an amendment to its Credit Facility, pursuant to which the aggregate principal amount of revolving loans available to the Company under the Credit Facility was increased from $210 million to $260 million, subject to adjustment, as provided by the terms and conditions of the Credit Facility. The Company may amend its Credit Facility in the future to extend the maturity date and to provide additional borrowing capacity to accommodate future growth in its business.

Acquisition Debt

During the second quarter of 2011, the Company assumed approximately $20.9 million of debt and capital lease obligations in connection with certain acquisitions, of which $10.4 million was repaid immediately. As of June 30, 2011, approximately $10.4 million of related debt and capital lease obligations remained outstanding. Certain equipment debt related to these acquisitions is secured by the financed equipment. There are no financial covenants associated with this acquisition-related debt. See Note 3 – Acquisitions and Other Investments for a description of the acquisitions to which this debt is related.

Senior Convertible Note Exchange

During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes and $97 million of its original 4.25% senior convertible notes (together, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New Notes”) for an exchange fee of approximately 50 basis points, or 0.5%. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Exchange fees of approximately $1.0 million will be recognized over the remaining life of the New Notes as interest expense. Transaction costs of approximately $0.7 million have been recognized within general and administrative expenses, of which $0.5 million was recognized during the quarter ended December 31, 2010. Following the exchange, $12.7 million of the Original Notes remains outstanding.

In accordance with U.S GAAP, issuers of convertible debt instruments that may be settled in cash or other assets on conversion are required to separately account for the liability component of the instrument in a manner that reflects the entity’s estimated market interest rate for a similar nonconvertible instrument as of the instrument’s issuance date. As a result, the Company separated the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, management discounted the values of the New Notes at an estimated rate of 6.73%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting total debt discount of $17.4 million for the New Notes will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the term of the New Notes above their 4.0% and 4.25% cash coupon interest rates to an effective interest rate of 6.73%. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity.

The carrying values of the debt and equity components of the New Notes as of June 30, 2011 are as follows (in millions):

	June 30, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0
Unamortized debt discount (1)	(7.9)	(7.7)
Unamortized balance of investor fees (2)	(0.5)	(0.4)

Net carrying amount of debt component	$96.9	$88.9

Carrying amount of equity component	$8.9	$8.5

(1)	Represents the unamortized portion of the discount created from separation of the debt portion of the New Notes from the equity portion. This discount will be accreted to interest expense over the term of the New Notes.
(2)	Represents the unamortized portion of exchange fees paid in connection with the debt exchange. These fees will be accreted to interest expense over the term of the New Notes.

The New Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Notes.

Other Debt Activity

In January 2011, the Company modified the terms of certain of its equipment operating leases. The modifications led to a change in classification of the corresponding leases from operating to capital as of the effective date of the lease modifications. Accordingly, $24.0 million of capital lease assets and corresponding capital lease obligations were recorded in the Company’s condensed unaudited consolidated balance sheet as of January 1, 2011.

Debt Guarantees and Covenants

The subsidiary guarantees related to the Company’s senior convertible notes and senior notes are full and unconditional and joint and several, and there are generally no contractual restrictions on the Company’s ability to obtain funds from its subsidiaries. Also, MasTec, Inc. is a holding company with no independent assets or operations, and the Company’s subsidiaries that do not guarantee the senior convertible notes and senior notes are minor, individually and in the aggregate, as such term is defined under the rules and regulations of the SEC. Accordingly, condensed unaudited consolidating financial information for MasTec, Inc. and its subsidiaries is not presented.

MasTec was in compliance with all debt covenants as of June 30, 2011 and December 31, 2010.

Interest Expense, Net

Interest expense for the three and six months ended June 30, 2011 includes $0.9 million and $1.9 million, respectively, of debt discount and investor fee accretion associated with the New Notes. Details of interest expense, net, for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense:
Contractual interest payments and other interest expense	$6.8	$6.7	$13.1	$13.6
Senior convertible note discount and related investor fee accretion	0.9	—	1.9	—
Amortization of deferred financing costs	0.8	0.8	1.6	1.6

Total interest expense	$8.5	$7.5	$16.6	$15.2
Interest income	(0.2)	(0.2)	(0.4)	(0.6)

Interest expense, net	$8.3	$7.3	$16.2	$14.6

Note 10 - Stock-Based Compensation Plans

The Company has three stock-based compensation plans with stock options and restricted share grants outstanding as of June 30, 2011: the 1994 Stock Option Plan for Non-Employee Directors; the 2003 Employee Stock Incentive Plan, as amended (the “2003 ESPP”); and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended. Under these plans, there were a total of 3,575,132 options and/or restricted shares available for grant as of June 30, 2011. As of July 1, the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. Under the 2011 ESPP, 1,000,000 shares of the Company’s common stock will be available for purchase by eligible employees. The 2011 ESPP replaced the 2003 ESPP effective July 1, 2011.

Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award exceeds its grant date fair value, the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award is less than its grant date fair value, the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase tax expense.

Restricted Share Awards

MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of June 30, 2011 was approximately $5.4 million, which is expected to be recognized over a weighted average period of less than 2 years. The total intrinsic value of restricted share awards that vested during the three months ended June 30, 2011 and 2010, which is based on the market price on the date of vesting, was $0.6 million and $0.7 million, respectively, and was $5.9 million and $0.8 million, respectively, for restricted share awards that vested during the six months ended June 30, 2011 and 2010.

Following is a summary of restricted share award activity during the six months ended June 30, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, December 31, 2010	1,052,220	$9.43

Granted	171,886
Vested	(294,876)

Non-vested restricted shares, June 30, 2011	929,230	$11.64

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

The following is a summary of stock option activity during the six months ended June 30, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding December 31, 2010	2,588,170	$10.27	3.87	$11.2

Exercised	(983,276)	10.42

Options outstanding June 30, 2011	1,604,894	10.17

Options exercisable June 30, 2011	1,599,894	$10.16	3.55	$15.3

(1)	Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

As of June 30, 2011, all outstanding stock options were fully vested. The total intrinsic value of options exercised during the three months ended June 30, 2011, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $2.8 million. The intrinsic value of options exercised during the three months ended June 30, 2010 was immaterial. For the six months ended June 30, 2011 and 2010, the total intrinsic value of options exercised was $9.4 million and $0.2 million, respectively. Proceeds received from options exercised during the three months ended June 30, 2011 and 2010 totaled $4.1 million and $0.2 million, respectively, and totaled $10.7 million and $1.0 million, respectively, during the six months ended June 30, 2011 and 2010.

Stock Based Compensation Expense and Related Tax Benefit

Stock based compensation expense and related tax benefits for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock based compensation expense related to restricted share awards	$0.9	$1.0	$1.8	$2.0

Total stock based compensation expense	$0.9	$1.0	$1.8	$2.0

Total income tax benefit from restricted share awards	$0.5	$0.2	$1.6	$0.6
Total income tax benefit from stock options	0.5	—	2.5	—

Total income tax benefit from stock based compensation	$1.0	$0.2	$4.1	$0.6

Excess tax benefit from vested restricted shares (1)	$0.1	$—	$1.0	$—
Excess tax benefit from stock options exercised (1)	0.5	—	2.4	—

Total excess tax benefit related to vested restricted shares and stock options exercised	$0.6	$—	$3.4	$—

(1)	Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

Note 11 - Employee Benefit Plans

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500. Effective January 1, 2011, matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. During the three months ended June 30, 2011 and 2010, matching contributions approximated $0.6 million and $0.2 million, respectively, and approximated $0.9 million and $0.4 million, respectively, during the six months ended June 30, 2011 and 2010.

Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500. Effective January 1, 2011, matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. Deferred compensation plan assets and related liabilities of approximately $2.0 million and $1.8 million, respectively, are included in other long-term assets and other long-term liabilities in the condensed unaudited consolidated balance sheet as of June 30, 2011. As of December 31, 2010, deferred compensation plan assets and related liabilities totaled $1.5 million and $1.3 million, respectively.

Employee Stock Purchase Plan. The 2011 ESPP became effective on July 1, 2011. Under the 2011 ESPP, eligible employees can purchase MasTec, Inc. common stock at a 15% discount through after-tax payroll deductions, allocating from 1% to 15% of their compensation each pay period. Eligible employees can also make lump sum purchases. Stock purchases under the 2011 ESPP are subject to a quarterly maximum of 5,000 shares per employee, and on an annual basis, the value of stock purchased cannot exceed $25,000 per employee.

Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension plans and employee benefit trusts. During the three and six months ended June 30, 2011 and 2010, total contributions to these plans and the related number of employees covered by these plans, ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
	Low	High
Three Months Ended June 30,
2011	767	1,538	$4.6
2010	254	826	$2.7

Six Months Ended June 30,
2011	767	1,538	$10.2
2010	254	1,409	$6.9

Multi-employer pension plan contributions vary by period, depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.

See Note 14 – Commitments and Contingencies for additional information.

Note 12 - Income Taxes

The Company’s consolidated tax rate for the three months ended June 30, 2011 and 2010 was 39.0% and 41.1%, respectively, and for the six months ended June 30, 2011 and 2010 was 39.0% and 40.9%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.

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

Note 13 - Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, unrealized gains and losses from securities available for sale, foreign currency translation adjustments and losses from non-controlling interests.

Comprehensive income for periods indicated consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$44,485	$14,561	$65,581	$21,956
Foreign currency translation gain (loss)	3	(39)	35	46
Unrealized loss from securities available for sale, net of tax	(231)	(167)	(262)	(295)
Reclassification adjustment for impairment losses on securities available for sale, net of tax, previously recorded in other comprehensive income	—	251	—	251
Reversal of unrealized losses on redeemed security, net of tax	285	—	285	—

Comprehensive income	$44,542	$14,606	$65,639	$21,958
Comprehensive net loss attributable to non-controlling interests	(9)	(40)	(18)	(55)

Comprehensive income attributable to MasTec	$44,551	$14,646	$65,657	$22,013

Accumulated other comprehensive losses of $6.1 million and $6.2 million as of June 30, 2011 and December 31, 2010, respectively, are primarily attributable to unrealized losses and the corresponding income tax effects associated with the Company’s investments in securities available for sale. See Note 7 – Securities Available for Sale.

Note 14 - Commitments and Contingencies

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

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the bankruptcy trust, and MasTec is waiting for a distribution from that trust. Based on MasTec’s current understanding of the expected distribution, MasTec has reduced its receivable to approximately $0.9 million, which is recorded in other current assets on its consolidated balance sheet as of June 30, 2011.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately U.S. $435 million as of June 30, 2011). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The U.S. government responded and provided publicly available records but declined to execute the request to seize assets. The investigative court could, however, issue another order in the future. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend against any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of potential loss to MasTec, if any, relating to this matter cannot presently be determined, and, therefore, no loss accrual has been recorded.

In addition to the matters discussed above, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Accrued aggregate liabilities related to the matters described above and other litigation matters amounted to $1.6 million as of June 30, 2011 and $2.4 million as of December 31, 2010.

Other Commitments and Contingencies

Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases was approximately $44.8 million and $24.7 million for the three months ended June 30, 2011 and 2010, respectively, and was approximately $85.7 million and $52.3 million, respectively, for the six months ended June 30, 2011 and 2010.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit, primarily for its insurance carriers and surety bond providers. Letters of credit are also posted in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, the Company may also have to record a charge to earnings for the reimbursement. As of June 30, 2011 and December 31, 2010, the Company had $101.0 million and $85.8 million, respectively, of standby letters of credit issued under its Credit Facility. The Company is not aware of any material claims relating to outstanding letters of credit as of June 30, 2011 or December 31, 2010.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. In August 2010, the Company increased its performance bonding capacity to accommodate growth in its businesses with bonding requirements. As of June 30, 2011, the estimated cost to complete projects secured by the Company’s $526.1 million in performance and payment bonds was $108.8 million. As of December 31, 2010, the estimated cost to complete projects secured by the Company’s $520.0 million in performance and payment bonds was $93.9 million.

Included in the outstanding performance and payment bonds as of both June 30, 2011 and December 31, 2010 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold by the Company in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. As of June 30, 2011 and December 31, 2010, the remaining cost to complete the state Department of Transportation projects was immaterial.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of June 30, 2011 and December 31, 2010, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $35.8 million and $36.3 million, respectively, of which $21.6 million and $22.9 million, respectively, was reflected within non-current other liabilities.

MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of both June 30, 2011 and December 31, 2010, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.4 million.

The Company is required to post letters of credit and provide cash collateral to its insurance carriers, or to obtain surety bonds in certain states in which the Company is self-insured. As of June 30, 2011 and December 31, 2010, these letters of credit amounted to $59.4 million and $59.5 million, respectively, a portion of which is collateralized by $18.0 million of restricted cash as of both June 30, 2011 and December 31, 2010. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the condensed unaudited consolidated balance sheets, amounted to $1.7 million and $2.2 million as of June 30, 2011 and December 31, 2010, respectively. Outstanding surety bonds related to self-insurance programs amounted to $7.5 million as of June 30, 2011 and $4.6 million as of December 31, 2010.

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

Collective Bargaining Agreements. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

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

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2011 and December 31, 2010, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Note 15 - Concentrations of Risk

The Company had approximately 300 customers as of June 30, 2011, which included some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, incumbent local exchange carriers, long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including wind farms, solar farms and other renewable energy; natural gas and petroleum pipeline infrastructure; and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Revenues for customers by industry for the periods indicated are as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Communications	$392.9	52%	$281.4	57%	$738.9	54%	$506.2	54%
Utilities	346.8	46%	202.2	41%	611.1	45%	416.4	44%
Government	11.2	2%	11.5	2%	19.4	1%	22.7	2%

	$750.9	100%	$495.1	100%	$1,369.4	100%	$945.3	100%

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue from top ten customers	72%	73%	75%	75%

Revenue from specific customers:
AT&T	24%	20%	25%	18%
DIRECTV®	20%	26%	22%	26%

In addition, the Company derived 12% and 15%, respectively, of its revenues for the three and six months ended June 30, 2011 from El Paso Corporation.

Foreign Operations. In April 2011, the Company expanded its foreign operations through its acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. See Note 3 – Acquisitions and Other Investments for details of the Fabcor acquisition. For the three months ended June 30, 2011 and 2010, revenues of $20.6 million and $1.2 million, respectively, were derived from foreign operations and for the six months ended June 30, 2011 and 2010, revenues of $22.6 million and $2.3 million, respectively, were derived from foreign operations, the majority of which were earned in Canada, Latin America and the Caribbean. In addition, the Company held property and equipment in foreign countries of $15.2 million and $1.4 million as of June 30, 2011 and December 31, 2010, respectively.

Note 16 - Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, who was the chairman of the Neff Board of Directors through September 30, 2010, is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer. For the three months ended June 30, 2010, MasTec paid Neff approximately $359,000 and for the six months ended June 30, 2010, MasTec paid Neff approximately $564,000 for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length. As of October 1, 2010, Juan Carlos Mas was no longer serving on the Neff Board of Directors.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For both the three and six months ended June 30, 2011 and 2010, the Company paid lease payments of approximately $12,000 and $24,000, respectively, in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. For the three months ended June 30, 2011 and 2010, MasTec charged approximately $108,000 and $103,000, respectively, to the customer, and charged $216,000 and $224,000, respectively, for the six month periods ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, $837,000 and $887,000 respectively, is included as accounts receivable within other current assets from this customer. The Company also has an agreement with the same customer whereby the Company provides satellite communication services. For the three months ended June 30, 2011 and 2010, revenues relating to this customer were approximately $262,000 and $264,000, respectively, and for the six months ended June 30, 2011 and 2010, revenues relating to this customer were approximately $607,000 and $508,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of June 30, 2011 and December 31, 2010, approximately $692,000 and $599,000, respectively, is included as trade accounts receivable from this customer.

The Company charters an aircraft from a third party that leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $13,000 and $36,000 for the three and six months ended June 30, 2011, respectively, and paid $100,000 and $129,000 for the three and six month periods ended June 30, 2010, respectively.

On October 28, 2009, MasTec combined the three existing split dollar agreements it had entered into with Jorge Mas into a restated single split dollar agreement. Under the amended and restated split dollar agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec made no payments for the three months ended June 30, 2011. MasTec made payments of approximately $0.3 million for the six months ended June 30, 2011. No payments were made for the three and six month periods ended June 30, 2010.

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

On October 28, 2009, the split dollar and deferred bonus agreements between Jose Mas and MasTec were amended and restated in their entirety. The amended and restated split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jose Mas, MasTec made no payments for the three or six months ended June 30, 2011. For the three months ended June 30, 2010, no payments were made. For the six months ended June 30, 2010, MasTec paid approximately $115,000 in connection with the split dollar agreements for Jose Mas.

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

The Company adjusts the value of these life insurance policies each period based on their current cash surrender value. The estimated fair value of these life insurance policies of $8.5 million and $8.3 million as of June 30, 2011 and December 31, 2010, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our business, financial position and results of operations as of and for the three and six months ended June 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes contained in this Form 10-Q and the audited consolidated financial statements and accompanying notes contained in our Form 10-K for the year ended December 31, 2010.

About MasTec

We are a leading national infrastructure construction company operating mainly throughout North America across a range of industries. Our activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, such as: electrical utility transmission and distribution, wind farms, solar farms and other renewable energy, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and operate through a network of more than 330 locations and have approximately 12,100 employees as of June 30, 2011. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our customers include some of the leading communications and utility companies in the United States. As of June 30, 2011, our top ten customers are AT&T, DIRECTV®, El Paso Corporation, Energy Transfer Company, Talisman Energy, Edison Mission Energy, DCP Midstream Partners, L.P., Chief Oil and Gas, Cielo Wind Power and Ridgeline Energy. We have longstanding relationships and have developed strong alliances with many of our customers. We strive to maintain these customer relationships and our status as a preferred vendor. Often, services are provided under multi-year master service agreements and other service agreements.

Because our business is often concentrated among our major customers, our business could be negatively impacted if the amount of business we obtain from them is reduced, or if we complete the required work on projects and cannot replace the work with similar projects. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue from top ten customers	72%	73%	75%	75%

Revenue from specific customers:
AT&T	24%	20%	25%	18%
DIRECTV®	20%	26%	22%	26%

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

In addition, we derived 12% and 15%, respectively, of our revenues for the three and six months ended June 30, 2011 from El Paso Corporation.

Recent Developments

Acquisitions. In April 2011, we acquired Fabcor TargetCo Ltd., a Canadian natural gas and petroleum pipeline infrastructure construction company, for approximately $22.8 million in cash plus approximately $7.0 million of assumed debt, which was repaid immediately. In addition, the purchase price includes a five-year earn-out, payable annually to the seller in cash. We also acquired Cam Communications, Inc., a company specializing in equipment construction and network services for telecommunications carriers in April 2011 for approximately $4.4 million in cash, the assumption of $0.3 million in capital leases, plus a five-year earn-out. Additionally, in April 2011 we exercised our EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for an aggregate purchase price composed of 5,129,644 shares of MasTec common stock, the assumption of $8.6 million in debt and a five-year earn-out, payable at our election in common stock, cash or a combination thereof. In June 2011, MasTec acquired all of the issued and outstanding capital stock of Halsted Communications, Ltd., an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania, and New England, for $4.0 million in cash, plus $13.5 million of assumed net liabilities, with no earn-out. Additionally, in June 2011, MasTec acquired all of the issued and outstanding shares of Optima Network Services, Inc., a wireless infrastructure services company headquartered in California, for $5.1 million in cash, plus the assumption of $2.2 million in debt, $0.8 million of which was repaid immediately. The purchase price for Optima includes a five year earn-out, payable at MasTec’s election in common stock, cash, or a combination thereof. See Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for details of our second quarter acquisitions.

Credit Facility. In May 2011, we exercised our Accordion Option under our senior secured credit facility (the “Credit Facility”), pursuant to which the aggregate principal amount of revolving loans available under our Credit Facility was increased by $50 million, from $210 million to $260 million, subject to adjustment, as provided by the terms and conditions of the Credit Facility. In addition, we may amend our Credit Facility in the future to extend the maturity date and to provide additional borrowing capacity to accommodate recent and anticipated future growth in our business. Because the lenders are not obligated to amend the terms of our Credit Facility, however, our ability to secure an amendment is not assured.

Debt Exchange. We exchanged $105.3 million of our original 4.0% senior convertible notes and $97 million of our original 4.25% senior convertible notes (together, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (together, the “New Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million, during the first quarter of 2011. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Following the exchange, $12.7 million of the Original Notes remains outstanding.

Because the New Notes have an optional cash settlement feature and we intend to settle the principal amount in cash, the conversion shares underlying the principal amount of the New Notes are not included in our diluted share count. If, however, the Company’s average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium is included in our diluted share count. Our average stock price exceeded the conversion prices of the New Notes for the three and six months ended June 30, 2011. This resulted in the inclusion of 3.0 million and 2.2 million premium shares in our diluted share count for the three and six months ended June 30, 2011, respectively, as compared to 13.0 million and 12.2 million shares included in our diluted share count for the three and six months ended June 30, 2010, respectively, for the corresponding principal amounts of Original Notes. The reduction in our diluted share count for the three and six month periods ended June 30, 2011 was partially offset by a reduction of $1.3 million and $2.4 million, respectively, in the after-tax interest addback associated with the Original Notes under the “if-converted” method of accounting, as well as the inclusion of $0.6 million and $1.1 million, respectively, of after-tax accretion expense associated with the New Notes for the three and six month periods ended June 30, 2011. See Note 2 – Earnings Per Share and Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.

Amendment to Purchase Option Agreement. In February 2011, we entered into an amended and restated purchase option agreement with Red Ventures and certain of Red Ventures’ affiliates, which grants Red Ventures a purchase option to acquire our wholly owned subsidiary, DirectStar, and its subsidiaries. As amended, the purchase option is exercisable from March 1, 2012 through November 30, 2012 and allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, we agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar business. See Note 3—Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for additional details. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures execute its purchase option agreement, our revenues from DIRECTV® would be reduced. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 20% to 16%, and from 22% to 17%, of total consolidated revenue for the three and six months ended June 30, 2011, respectively.

Overview of Results

The second quarter of 2011 was a record quarter for MasTec, with revenues of $750.9 million. Revenue growth was broad-based, with strong results associated with many of the industries we serve, including wireless, pipeline, install-to-the-home and energy transmission. During the second quarter of 2011, we completed several acquisitions that we believe complement our business, including companies serving the energy transmission, pipeline, wireless and install-to-the home industries. Overall, second quarter revenues grew 52% from the prior year period. Of this, 85% was organic growth, which was positively impacted by several factors, including strong end-user demand for new technologies in the wireless and install-to-the-home industries, continuing demand for natural gas pipeline construction and increased levels of activity in energy transmission. While overall revenue growth was strong, certain components of our business have been negatively impacted by competitive and economic pressures as well as timing of project execution, which partially offset our growth.

Second quarter 2011 net income of $44.5 million includes a gain of $17.7 million, net of tax, or $0.20 per diluted share, from the remeasurement of our equity investment in EC Source, which is discussed in Note 3 – Acquisitions and Other Investments in the notes to our condensed unaudited consolidated financial statement. Excluding this gain, second quarter net income and diluted earnings per share were $26.8 million and $0.31 per share, respectively, representing an increase of $12.2 million and $0.13 per share, or 83% and 72%, respectively, versus the same period in the prior year. See “Adjusted Net Income and Adjusted Diluted Net Income per Share,” below. Factors contributing to our second quarter results include: revenue growth, as previously discussed; improved leveraging of depreciation, amortization and general and administrative expenses as a percentage of revenue; and a decrease in average diluted shares outstanding; partially offset by a decrease in our gross margin percentage resulting from new pricing and commission arrangements effective in 2011, increased fuel costs and changes in business and project mix.

Our diluted share count has been impacted by several factors. The exchange of 94% of our Original Notes for our New Notes resulted in fewer diluted shares outstanding as of June 30, 2011 as compared with the same period in the prior year. See Note 9 – Debt and Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements. The decrease in average diluted shares outstanding as a result of the debt exchange was partially offset by the issuances of 5.1 million shares in connection with the EC Source business combination and 1.9 million shares in connection with an amendment to the purchase agreement for one of our historical acquisitions. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 3—Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional details.

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications, utilities and government. Customer revenues by industry for the periods indicated were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Communications	$392.9	52%	$281.4	57%	$738.9	54%	$506.2	54%
Utilities	346.8	46%	202.2	41%	611.1	45%	416.4	44%
Government	11.2	2%	11.5	2%	19.4	1%	22.7	2%

	$750.9	100%	$495.1	100%	$1,369.4	100%	$945.3	100%

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

Over half of our revenues are derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenues by type of contract for the periods indicated were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Master service and other service agreements	$431.7	57%	$299.5	60%	$799.4	58%	$529.7	56%
Installation/construction project agreements	319.2	43%	195.6	40%	570.0	42%	415.6	44%

	$750.9	100%	$495.1	100%	$1,369.4	100%	$945.3	100%

As shown in the table above, over 40% of our second quarter 2011 revenues were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Backlog

Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our business as of June 30, 2011 and December 31, 2010 (in millions):

	As of June 30, 2011 (1)	As of December 31, 2010 (1)
Estimated 18-month backlog	$2,866.5	$2,354.5

(1)    Our 18-month backlog estimates as of June 30, 2011 and December 31, 2010 do not include approximately $300 million of revenues from a project we have been awarded that is subject to financing contingencies.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, goodwill and intangible assets, acquisition-related contingent consideration, reserves and accruals, impairment of assets, income taxes, insurance reserves, litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K for further information regarding our critical accounting policies and estimates.

Results of Operations

Economic, Industry and Market Factors

Despite the results we have achieved in the first half of 2011, we recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effect that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is often a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. We also operate in an industry affected by market and regulatory impacts beyond our control. Changes in technology, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. In addition, fluctuations in market prices for oil, gas and other fuel sources can impact demand for our pipeline and renewable energy construction services. We actively monitor economic, industry and market factors affecting our business, however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.

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

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period. The financial condition of our customers and their access to capital; variations in project gross margins; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

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

Performance Risk. Margins may fluctuate due to the volume of work performed, project pricing, job productivity and crew productivity. Job productivity can be impacted by weather, geography, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by factors including weather conditions and job terrain, such as whether project work is in an open or encumbered right of way.

Subcontracted Resources. Our use of subcontracted resources in a given period varies, based upon activity levels and the amount and location of existing in-house resources and capacity. Work that is subcontracted can yield lower margins than self-perform work. As a result, changes in the mix of subcontracted versus self-perform work can impact our margins.

Material versus Labor Costs. In many cases, our customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Margins are typically lower on projects where we furnish a significant amount of materials due to the fact that mark-ups on materials are generally lower than on labor costs. Therefore, increases in the percentage of work with significant materials requirements could decrease our overall margins.

Insurance Costs. Margins can also be impacted by insurance costs as additional claims arise and as circumstances and conditions of existing claims change. We maintain insurance policies subject to per claim deductibles of $1 million for our worker’s compensation policy and $2 million for our general liability and automobile liability policies. We also have employee healthcare benefit plans for our employees not subject to collective bargaining agreements, which are subject to annual per employee maximum losses of $0.4 million per year.

Selling, General and Administrative Expense

General and administrative expenses consist primarily of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk, legal, facilities, information services and executive personnel. General and administrative expenses also include outside professional and accounting fees, transaction expenses, expenses associated with computer equipment and software used in administration of the business and various forms of insurance.

Interest Expense, Net

Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, debt discount and investor fee accretion associated with our new senior convertible notes, line of credit and letter of credit fees, offset by interest earned on cash, cash equivalents and fixed income investments.

Other (Income) Expense, Net

Other (income) expense, net, generally consists of gains or losses from sales of assets and investments, income or losses from equity method investments as well as any other-than-temporary impairment losses recognized in connection with our available for sale auction rate securities. Other (income) expense, net, also includes the gain on remeasurement of our equity investment in EC Source, which we acquired in the second quarter of 2011.

Litigation and Contingencies

We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in estimates of potential liabilities could have a material impact on our results of operations and financial position.

See Note 14 - Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements for additional information regarding legal proceedings and contingencies.

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Revenue	$750,942	100.0%	$495,113	100.0%	$1,369,433	100.0%	$$945,344	100.0%
Costs of revenue, excluding depreciation and amortization	643,181	85.6%	417,341	84.3%	1,171,734	85.6%	806,196	85.3%

Gross profit	107,761	14.4%	77,772	15.7%	197,699	14.4%	139,148	14.7%
Depreciation and amortization	18,585	2.5%	14,212	2.9%	33,694	2.5%	28,387	3.0%
General and administrative expenses	37,560	5.0%	30,983	6.3%	70,059	5.1%	58,655	6.2%
Interest expense, net	8,254	1.1%	7,269	1.5%	16,166	1.2%	14,645	1.6%
Other (income) expense, net	(29,565)	(3.9)%	588	0.0%	(29,730)	(2.3)%	291	0.0%

Income before provision for income taxes	$72,927	9.7%	24,720	5.0%	$107,510	7.9%	37,170	3.9%
Provision for income taxes	(28,442)	(3.8)%	(10,159)	(2.1)%	(41,929)	(3.1)%	(15,214)	(1.6)%

Net income	$44,485	5.9%	14,561	2.9%	$65,581	4.8%	21,956	2.3%
Net loss attributable to non-controlling interests	(9)	(0.0)%	(40)	(0.0)%	(18)	(0.0)%	(55)	(0.0)%

Net income attributable to MasTec	$44,494	5.9%	$14,601	2.9%	$65,599	4.8%	$22,011	2.3%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. Our revenue was $750.9 million for the three months ended June 30, 2011, as compared with $495.1 million for the same period in 2010, representing an increase of $255.8 million or 51.7%. Of this increase, $37.8 million, or 14.8%, was attributable to acquired businesses. Revenues were favorably impacted by wireless, pipeline, install-to-the-home and energy transmission customers. Key customers driving growth in the second quarter of 2011 included AT&T, El Paso Corporation and DIRECTV®. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded higher revenues from wireless projects in the second quarter of 2011 as compared with 2010. This growth was partially offset by pricing discounts on certain wireless projects that became effective in the first quarter of 2011. Pipeline revenues increased in the second quarter of 2011, driven by continued execution of a large pipeline project with El Paso Corporation, as well as from other pipeline projects in the various shale basins. Install-to-the-home project activity was also strong in the second quarter of 2011. While our revenue growth was strong in many components of our business, other areas experienced lower activity versus the prior year, due in part to competitive and economic pressures as well as timing of project execution, partially offsetting our revenue growth.

Costs of revenue. Our costs of revenue were $643.2 million, or 85.6% of revenue, for the three months ended June 30, 2011, as compared with $417.3 million, or 84.3% of revenue, for the corresponding period in 2010, an increase of approximately $225.8 million, or 54.1%. The dollar increase is attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue increased 130 basis points. The basis point increase was driven by several factors, including an increase in certain commissions that we pay in connection with our DIRECTV® installation projects, as discussed under “Recent Developments” and the impact of pricing discounts on certain wireless projects. Fuel costs increased, driven by higher fuel prices and increased levels of fuel consumption required to support growth in project work. Wages, including subcontractor costs, and equipment rental expense also increased as a percent of revenue due to changes in our project mix. These increases were partially offset by an improvement in material costs as a percent of revenue due to our mix of project revenues.

Depreciation and amortization. Depreciation and amortization was $18.6 million for the three months ended June 30, 2011, as compared with $14.2 million for the same period in 2010, representing an increase of $4.4 million, or 30.8%. The increase was driven by $2.6 million of depreciation and amortization from new acquisitions, as well as higher depreciation expense on certain leased equipment, previously classified as operating leases. Modifications to the lease terms effective in 2011 led to a change in classification of these leases from operating to capital. The resulting increase in depreciation expense was offset by a decrease in rent expense, which is recorded within costs of revenue. See Note 9 – Debt in the notes to the unaudited consolidated financial statements for additional details. Current period depreciation expense also increased as a result of capital expenditures to support project growth. Higher depreciation expense was partially offset by a decrease in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $37.6 million, or 5.0% of revenue, for the three months ended June 30, 2011, as compared with $31.0 million, or 6.3% of revenue, for the same period in 2010, representing an increase of $6.6 million, or 21.2%. The dollar increase resulted largely from higher labor and other administrative costs associated with growth in our business. As a percentage of revenue, general and administrative expenses decreased 130 basis points. This improvement is primarily attributable to improved leveraging of administrative labor as a result of our revenue growth.

Interest expense, net. Interest expense, net of interest income, was $8.3 million, or 1.1% of revenue, for the three months ended June 30, 2011, as compared with $7.3 million, or 1.5% of revenue, for the same period in 2010, representing an increase of $1.0 million. This increase is primarily attributable to accretion expense from the debt discount and investor fees associated with our New Notes. Additionally, in the fourth quarter of 2010, we refinanced $13.4 million of 7.05% equipment notes with a new equipment note bearing interest at approximately 3.53% per annum.

Other (income) expense, net. Other income, net, was $29.6 million for three months ended June 30, 2011, as compared with other expense, net, of $0.6 million for the three months ended June 30, 2010. The increase in other income, net, is primarily attributable to a $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. Excluding this gain, other income, net, increased by $1.1 million, driven by higher gains on sales of assets as well as certain expenses incurred in the prior year’s second quarter, including $0.4 million of credit losses and $0.3 million of lease termination costs.

Income taxes. Income taxes were $28.4 million for the three months ended June 30, 2011, as compared with $10.2 million for the three months ended June 30, 2010, representing an increase of approximately $18.3 million. This increase is primarily due to higher taxable income, partially offset by the impact of a lower tax rate. Our effective tax rate was 39.0% for the three months ended June 30, 2011 as compared with an effective tax rate of 41.1% for the three months ended June 30, 2010. The lower current year tax rate is attributable to higher utilization of certain tax deductions for which we first became eligible during 2010. Prior to 2011, these deductions were only available to us on a limited basis as we were benefiting from the use of net operating loss carryforwards.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. Our revenue was $1.4 billion for the six months ended June 30, 2011, compared to $0.9 billion for the same period in 2010, representing an increase of $424.1 million, or 44.9%. Of this increase, $37.8 million, or 8.9%, was attributable to acquired businesses. Revenues were favorably impacted by wireless, pipeline, install-to-the-home and energy transmission customers. Key customers driving growth in the first half of 2011 included AT&T, El Paso Corporation and DIRECTV®. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded higher revenues from wireless projects in the first half of 2011 as compared with 2010. This growth was partially offset by pricing discounts on certain wireless projects that became effective in the first quarter of 2011. Pipeline revenues increased in the first half of 2011, driven by continued execution of a large pipeline project with El Paso Corporation, as well as from other pipeline projects in the various shale basins. Install-to-the-home project activity was also strong in the first half of 2011. While year to date revenue growth was strong in many components of our business, other areas experienced lower activity versus the prior year, due in part to competitive and economic pressures as well as timing of project execution, partially offsetting our revenue growth.

Costs of Revenue. Our costs of revenue were $1.2 billion, or 85.6% of revenue, for the six months ended June 30, 2011, compared to $0.8 billion, or 85.3% of revenue, for the corresponding period in 2010, a $365.5 million, or 45.3%, increase. The dollar increase is attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue increased 30 basis points. The basis point increase was driven by several factors, including an increase in certain commissions that we pay in connection with our DIRECTV® installation projects, as discussed under “Recent Developments” and the impact of pricing discounts on certain wireless projects. Fuel costs increased, driven by higher fuel prices and increased levels of fuel consumption required to support growth in project work. Wages, including subcontractor costs, and equipment rental expense also increased as a percent of revenue due to changes in our project mix. These increases were partially offset by an improvement in material costs as a percent of revenue due to our mix of project revenues.

Depreciation and amortization. Depreciation and amortization was $33.7 million for the six months ended June 30, 2011, as compared with $28.4 million for the same period in 2010, representing an increase of $5.3 million, or 19.0%. The increase was driven by $2.6 million of depreciation and amortization from new acquisitions, as well as higher depreciation expense on certain leased equipment, previously classified as operating leases. Modifications to the lease terms effective in 2011 led to a change in classification of these leases from operating to capital. The resulting increase in depreciation expense was offset by a decrease in rent expense, which is recorded within costs of revenue. See Note 9 – Debt in the notes to the unaudited consolidated financial statements for additional details. Depreciation expense for the six months ended June 30, 2011 also increased as a result of current year capital expenditures to support our project growth. Higher current year depreciation expense was partially offset by a decrease in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $70.1 million, or 5.1% of revenue, for the six months ended June 30, 2011, as compared with $58.7 million, or 6.2% of revenue, for the same period in 2010, representing an increase of $11.4 million, or 19.4%. The dollar increase resulted largely from higher labor and other costs associated with growth in the business. As a percentage of revenue, general and administrative expenses decreased approximately 110 basis points. This improvement is primarily attributable to improved leveraging of administrative labor as a result of our revenue growth.

Interest expense, net. Interest expense, net of interest income, was $16.2 million, or 1.2% of revenue, for the six months ended June 30, 2011, as compared with approximately $14.6 million, or 1.6% of revenue, for the same period in 2010, representing an increase of approximately $1.5 million. This increase is primarily attributable to accretion expense from the debt discount and investor fees associated with our New Notes. The increase attributable to accretion expense was partially offset by a decrease in interest expense on equipment notes. In the fourth quarter of 2010, we refinanced $13.4 million of 7.05% equipment notes with a new equipment note bearing interest at approximately 3.53% per annum.

Other (income) expense, net. Other income, net, was $29.7 million for six months ended June 30, 2011, as compared with other expense, net, of $0.3 million for the six months ended June 30, 2010. The increase in other income, net, is primarily attributable to a $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. Excluding this gain, other income, net, increased by $1.0 million. The increase is primarily attributable to certain expenses incurred in the prior year’s second quarter, including $0.4 million of credit losses and $0.3 million of lease termination costs.

Income taxes. Income taxes were $41.9 million for the six months ended June 30, 2011, as compared with $15.2 million for the six months ended June 30, 2010, representing an increase of $26.7 million. This increase is primarily due to higher taxable income, partially offset by the impact of a lower tax rate. Our effective tax rate was 39.0% for the six months ended June 30, 2011 as compared with an effective tax rate of 40.9% for the six months ended June 30, 2010. The lower current year tax rate is attributable to higher utilization of certain tax deductions for which we first became eligible during 2010. Prior to 2011, these deductions were only available to us on a limited basis as we were benefiting from the use of net operating loss carryforwards.

Adjusted Net Income and Adjusted Diluted Net Income Per Share

As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including adjusted net income and adjusted diluted net income per share. We believe that these non-U.S. GAAP measures provide meaningful information to assist shareholders in understanding our financial results and assessing our prospects for future performance. Management believes adjusted net income and adjusted diluted net income per share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and diluted net income per share. These non-U.S. GAAP financial measures reflect an additional way of viewing an aspect of our operations that, when viewed with our U.S. GAAP results and the below reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents adjusted net income and adjusted diluted net income per share for the stated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted net income (in millions)	$26.8	$14.6	$$47.9	$22.0

Adjusted diluted net income per share	$0.31	$0.18	$$0.56	$0.27

The tables below reconcile the non-U.S. GAAP financial measures, adjusted net income and adjusted diluted net income per share, with the most directly comparable U.S. GAAP financial measures, reported net income and reported diluted net income per share.

	Three Months Ended June 30, 2011
	Net Income Attributable to MasTec (in millions)	Diluted Net Income Attributable to MasTec per Diluted Share
Reported U.S. GAAP measure	$44.5	$0.51
Gain on remeasurement of equity interest in acquiree (a)	(17.7)	(0.20)

Adjusted non-U.S. GAAP measure	$26.8	$0.31

	Six Months Ended June 30, 2011
	Net Income Attributable to MasTec (in millions)	Diluted Net Income Attributable to MasTec per Diluted Share
Reported U.S. GAAP measure	$65.6	$0.77
Gain on remeasurement of equity interest in acquiree (a)	(17.7)	(0.21)

Adjusted non-U.S. GAAP measure	$47.9	$0.56

(a) Represents the after tax gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

EBITDA is a non-U.S. GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. “Adjusted EBITDA” is calculated as EBITDA excluding the $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. We use Adjusted EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry.

For example, interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During the first quarter of 2011, our interest expense increased due to the inclusion of accretion expense associated with our New Notes, which contain an optional physical, cash or combination conversion feature. Issuers with convertible debt instruments that can be settled in cash or other assets on conversion are required to separately account for the liability and equity components of the instrument in a manner that reflects what the entity’s borrowing rate would have been on identical, nonconvertible debt as of the instrument’s issuance date. As a result, we separated the principal balance New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. We discounted the values of the New Notes at an estimated rate of 6.73%. The resulting debt discount will be accreted to interest expense over the remaining terms of the New Notes using the effective interest method, which will increase interest expense above the New Notes’ 4.0% and 4.25% cash coupon interest rates.

Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, in 2011 our effective tax rate decreased to 39.0% from 40.9% in 2010. The lower current year tax rate is attributable to an increase in our ability to utilize certain tax deductions.

Depreciation and amortization can affect comparability because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and depreciation and amortization expense among companies.

Management also considers Adjusted EBITDA to be an indicator of our ability to generate cash, which can be used to measure our ability to service debt, fund capital expenditures and expand our business.

Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. Adjusted EBITDA is also not defined below as it is in our senior secured credit facility or in the indentures governing our notes; therefore, Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of Adjusted EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Adjusted EBITDA Reconciliation:

Net income	$44.5	5.9%	$14.6	2.9%	$65.6	4.8%	$22.0	2.3%
Gain from remeasurement of equity interest in acquiree	(29.0)	(3.9)%	—	0.0%	(29.0)	(2.1)%	—	0.0%
Interest expense, net	8.3	1.1%	7.3	1.5%	16.2	1.2%	14.6	1.5%
Provision for income taxes	28.4	3.8%	10.2	2.1%	41.9	3.1%	15.2	1.6%
Depreciation and amortization	18.6	2.5%	14.2	2.9%	33.7	2.5%	28.4	3.0%

Adjusted EBITDA	$70.7	9.4%	$46.2	9.3%	$128.3	9.4%	$80.2	8.5%

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

Capital Expenditures. We estimate that we will spend approximately $50 million in 2011 on capital expenditures. The increase versus prior year capital expenditures of approximately $30 million is due to higher business activity levels in 2011 as compared with 2010. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our expected capital expenditures may increase or decrease in the future. In January 2011, we modified the terms of certain of our equipment operating leases. The modifications led to a change in classification of the corresponding leases from operating to capital leases. As a result, $24.0 million of capital lease assets and corresponding capital lease obligations were recorded as of January 1, 2011. We also expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made either in cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. During the second quarter of 2011, we completed several acquisitions, certain of which provide for earn-out payments based on future performance. The total value of future earn-out obligations associated with these acquisitions was preliminarily estimated at $49.6 million as of June 30, 2011 and was recorded as a component of purchase price. See Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for details. For the three months ended June 30, 2011 and 2010, we made cash payments of $19.5 million and $15.5 million, respectively, related to earn-out obligations. For the six months ended June 30, 2011 and 2010, we made cash payments of $37.0 million and $24.8 million, respectively, related to earn-out obligations.

Income Taxes. Our cash tax payments increased from $1.7 million to $7.7 million for the three month period ended June 30, 2010 and 2011, respectively, and from $2.8 million to $8.6 million for the six month period ended June 30, 2010 and 2011, respectively. Our cash tax payments have increased in 2011 as we fully utilized our available net operating loss carryforwards in the fourth quarter of 2010.

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

Debt Service. As of June 30, 2011, our common stock trading price exceeded the $15.76 and $15.48 conversion prices of our outstanding 4.0% and 4.25% senior convertible notes, respectively. Currently, we intend to settle the principal amounts of our New Notes upon any conversion thereof in cash. As of June 30, 2011, we had outstanding $202.3 million aggregate principal amount of our New Notes. Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the Credit Facility to settle any conversions of the New Notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the New Notes. If we were required to settle conversions of our New Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Summary of Financial Condition, Liquidity and Capital Resources

General U.S. and global economic conditions have not had a significant impact on our overall financial position, results of operations or cash flows for the three or six months ended June 30, 2011. Given the generally good credit quality of our customer base, we do not expect collections issues to materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall market and economic conditions will materially impact our liquidity. We anticipate that funds generated from our operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of June 30, 2011, we had $235.3 million in working capital, defined as current assets less current liabilities, compared to $235.1 million as of December 31, 2010. Cash and cash equivalents, including approximately $18.3 million and $18.0 million of restricted cash as of June 30, 2011 and December 31, 2010, respectively, decreased from $177.6 million as of December 31, 2010 to $78.5 million as of June 30, 2011. Restricted cash related to collateral for certain letters of credit is invested in certificates of deposit with a maturity of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$5.4	$28.3
Net cash used in investing activities	(102.8)	(31.2)
Net cash used in financing activities	(1.8)	(16.6)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. A portion of working capital assets are typically converted to cash in the first quarter. Conversely, working capital needs generally grow from April through October due to the seasonality of our business. Net cash provided by operating activities decreased by $22.9 million to $5.4 million for the six months ended June 30, 2011. This decrease was primarily driven by net changes in working capital assets and liabilities, partially offset by higher net income. Growth in certain working capital assets and liabilities for the six months ended June 30, 2011 increased at a higher rate than the same period in the prior year. Increases in accounts receivable, costs and earnings in excess of billings and inventory were partially offset by increases in accounts payable and accrued expenses. The increase in accounts receivable and costs and earnings in excess of billings was primarily driven by revenue growth, timing of project activity and related close-out of projects, contractual billing terms and pace of collections. Inventory balances increased to support the growth in our business. Accounts payable and accrued expenses increased as a result of higher payroll and project expenses as well as timing of accounts payable disbursements. Billings in excess of costs and earnings, the balance of which is driven by timing of project activity and related contractual billing terms, decreased.

Investing Activities. Net cash used in investing activities increased by $71.6 million to $102.8 million for the six months ended June 30, 2011. The increase was primarily driven by an increase in cash used for acquisitions and payments of earn-out obligations, as well as an increase in capital expenditures to support growth in our business. As discussed in Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements, during the second quarter of 2011, we acquired certain businesses. Purchase price consideration for these acquisitions included approximately $40.7 million in cash, net of cash acquired, including the assumption of $10.4 million of debt that was repaid immediately. The increases in cash paid for acquisitions and capital expenditures was partially offset by $4.6 million of proceeds from the redemption of one of our auction rate securities at its par value. See Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements.

Financing Activities. We had $1.8 million of cash used in financing activities for the six months ended June 30, 2011, as compared with $16.6 million of cash used in financing activities for the six months ended June 30, 2010. The $14.8 million decrease in cash used in financing activities was driven primarily by a $9.8 million increase in cash received from stock option exercises and $3.4 million of related excess tax benefits. During the second quarter of 2011, approximately 1.0 million stock options were exercised for cash proceeds of approximately $10.7 million, as compared with cash proceeds for stock options of $1.0 million in the same period in 2010. The increase in cash proceeds and excess tax benefits from stock option exercises was partially offset by the payment of $1.0 million in the first quarter of 2011 for investor fees related to our debt exchange. Additionally, during the second quarter of 2011, we issued 5.1 million shares of our common stock in connection with our acquisition of EC Source. These shares were valued at $94.2 million, and are disclosed within the supplemental noncash information in the condensed unaudited consolidated statement of cash flows.

Credit Facility

Following our exercise of the accordion option (the “Accordion Option”) under our Credit Facility in May 2011, our Credit Facility has a maximum amount of available borrowing capacity of $260 million (an increase of $50 million from capacity of $210 million prior to our exercise of the Accordion Option), subject to certain restrictions, and expires in May 2013. See Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements. We may amend our Credit Facility in the future to extend the maturity date and to provide additional borrowing capacity to accommodate recent and anticipated future growth in our business. Because the lenders are not obligated to amend the Credit Facility, however, our ability to secure an amendment cannot be assured. As of June 30, 2011, we did not have an outstanding balance for borrowed money under our Credit Facility.

The amount we can borrow under our current Credit Facility at any given time is based upon a formula that takes into account, among other things, eligible billed and unbilled accounts receivable, equipment, real estate and eligible cash collateral, which can result in borrowing availability of less than the full amount of the Credit Facility. As of June 30, 2011 and December 31, 2010, net availability under the Credit Facility totaled $127.8 million and $124.2 million, respectively, net of outstanding standby letters of credit aggregating $101.0 million and $85.8 million as of June 30, 2011 and December 31, 2010, respectively. These letters of credit mature at various dates and most have automatic renewal provisions subject to prior notice of cancellation. The Credit Facility is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the stock of certain of our operating subsidiaries. Interest on outstanding balances on the Credit Facility accrues at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at LIBOR plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. As of June 30, 2011, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%. In addition, the Credit Facility includes an unused facility fee ranging from 0.5% to 0.75% based on usage. As of June 30, 2011, the unused facility fee was 0.75%.

Our Credit Facility contains customary events of default (including cross-default) provisions and covenants related to our operations that prohibit, among other things, making investments and acquisitions in excess of specified amounts, incurring additional indebtedness in excess of specified amounts, creating liens against our assets, prepaying subordinated indebtedness and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Facility also limits our ability to make certain distributions or pay dividends. In addition, we are required to maintain a minimum fixed charge coverage ratio of 1.2 to 1.0, which is calculated as available cash flow divided by debt carrying costs, as defined in the Credit Facility. Any deterioration in the quality of billed and unbilled receivables, reduction in the value of our equipment or an increase in our lease expense related to real estate would reduce availability under the Credit Facility. As of June 30, 2011, we were in compliance with all provisions and covenants of the Credit Facility.

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

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our original 4.0% senior convertible notes and $97 million of our original 4.25% senior convertible notes (together, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. In connection with the exchange, transaction costs of approximately $0.7 million have been recognized within general and administrative expenses, of which $0.5 million was recognized during the quarter ended December 31, 2010. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Following the exchange, $12.7 million of Original Notes remains outstanding.

Because the New Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Notes are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the Credit Facility to settle any conversions of the New Notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the New Notes. If we were required to settle conversions of our New Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

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

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes. As of June 30, 2011, we were in compliance with all such provisions and covenants.

Senior Notes

As of June 30, 2011, we had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our 7.625% senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries. As of June 30, 2011, we were in compliance with all the provisions and covenants of the 7.625% senior notes.

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

Other Acquisition Related Debt. During the second quarter of 2011, we assumed approximately $20.9 million of debt and capital lease obligations in connection with certain acquisitions, of which $10.4 million was repaid immediately. As of June 30, 2011, approximately $10.4 million of this assumed debt remains outstanding. Certain equipment debt related to these acquisitions is secured by the financed equipment.

In addition, we assumed approximately $34 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Precision Pipeline LLC and Precision Transport Company, LLC in November 2009. In connection with the acquisition of Wanzek Construction, Inc. in December 2008, we assumed approximately $15 million of its debt. We also assumed approximately $9.5 million in notes payable for equipment and capital lease obligations in connection with our acquisition of Pumpco, Inc. in May 2008. As of June 30, 2011, $13.1 million and $4.5 million, respectively, remain outstanding on the Precision and Wanzek acquisition related debt described above. Pumpco’s acquisition related debt of $9.5 million has been substantially repaid as of June 30, 2011.

Except for one note with an immaterial principal balance as of June 30, 2011, there are no financial covenants associated with the acquisition debt described above.

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

Auction Rate Securities

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of June 30, 2011, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.4 million. Cumulative unrealized losses, net of unrealized gains, totaled $0.8 million as of June 30, 2011, which are recorded in other comprehensive income, net of applicable income taxes.

Structured Finance Auction Rate Securities. As discussed in Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements, following the sale of two of our three structured finance auction rate securities in the fourth quarter of 2010, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance security. Accordingly, future declines in this security’s cost basis will be recognized in earnings, whereas increases will be recorded in other comprehensive income, net of applicable income taxes. As of June 30, 2011, this security’s cost basis approximated its carrying value.

Student Loan Auction Rate Securities. As of June 30, 2011, our student loan auction rate securities have a par value and cost basis of $12.9 million. As discussed in Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million during the second quarter of 2011. In connection with the redemption, $0.4 million of cumulative unrealized losses, and the corresponding tax impact of $0.1 million, were eliminated from other comprehensive income. We continue to have intent to hold, and more likely than not, will not be required to sell our remaining student loan auction rate securities until maturity or until their par value can be recovered. Cumulative gross unrealized losses on these securities, which are included as a component of other comprehensive income, total $0.8 million, or $0.5 million, net of applicable income taxes, as of June 30, 2011.

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

Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short term rentals, was approximately $44.8 million and $85.7 million, respectively, for the three and six months ended June 30, 2011.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit, primarily for our insurance carriers and surety bond providers. Such letters of credit are generally issued by a bank or similar financial institution. Letters of credit are also posted in support of performance under certain contracts. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. As of June 30, 2011, we had $101.0 million of standby letters of credit issued under our Credit Facility. We are not aware of any material claims relating to outstanding letters of credit as of June 30, 2011 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces the borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. In August 2010, we increased our performance bonding capacity to accommodate growth in our businesses with bonding requirements. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. As of June 30, 2011, the estimated cost to complete projects secured by our $526.1 million in performance and payment bonds was $108.8 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Included in our outstanding performance and payment bonds as of June 30, 2011 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, we remain contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. As of June 30, 2011, the remaining cost to complete the state Department of Transportation projects was immaterial.

Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of June 30, 2011, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $35.8 million, of which $21.6 million was reflected within non-current other liabilities.

We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of June 30, 2011, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.4 million.

We are required to post letters of credit and provide cash collateral to our insurance carriers, or to provide surety bonds in certain states in which we are self-insured. As of June 30, 2011, these letters of credit amounted to $59.4 million, a portion of which is collateralized by $18.0 million of restricted cash as of June 30, 2011. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the condensed unaudited consolidated balance sheets, amounted to $1.7 million as of June 30, 2011. Outstanding surety bonds related to self-insurance programs amounted to $7.5 million as of June 30, 2011.

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

Collective Bargaining Agreements. Certain of our subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

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

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of June 30, 2011, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. Although we did experience increases in these costs in the second quarter of 2011 as compared with 2010, the increases in labor and material costs were primarily due to revenue growth and changes in business mix. Fuel costs have increased versus the same period in 2010 due to higher prices as well as to revenue growth and business mix. The price of fuel is subject to unexpected fluctuations from events outside of our control, including geopolitical events and fluctuations in global supply and demand. Significant fuel price increases could adversely impact our operating results in the future. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

None of our outstanding debt as of June 30, 2011 was subject to variable interest rates as we did not have an outstanding balance for borrowed money under our Credit Facility as of June 30, 2011. Interest under the Credit Facility accrues interest at variable rates based, at our option, on the agent bank’s base rate (as defined in the Credit Facility) plus a margin of between 1.25% and 1.75%, or at the LIBOR rate plus a margin of between 2.25% and 3.00%, depending on certain financial thresholds. As of June 30, 2011, the margin over LIBOR was 2.25% and the margin over the base rate was 1.25%.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $13.5 million 3.5267% equipment term loan.

Foreign Currency Risk

In April 2011, we expanded our foreign operations through our acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. As of June 30, 2011, we had operations in certain foreign countries, including Canada, Latin America and the Caribbean. Through June 30, 2011, fluctuations in foreign currency exchange rates have not had a material impact on our financial statements. Due to the recent acquisition of Fabcor and/or if we otherwise expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of June 30, 2011. The actual net default rate as of June 30, 2011 was 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. As of June 30, 2011, we hold $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.4 million. Cumulative unrealized losses total $0.8 million as of June 30, 2011, which are recorded in other comprehensive income, net of applicable income taxes. During the second quarter of 2011, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million. In connection with the redemption, $0.4 million of cumulative unrealized losses, along with the corresponding tax impact of $0.1 million, were eliminated from other comprehensive income.

See Note 7 - Securities Available for Sale in the notes to condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

For the three months ended June 30, 2011, we derived approximately 24%, 20% and 12% of our revenue from AT&T, DIRECTV®, and El Paso Corporation, respectively. For the six months ended June 30, 2011, we derived approximately 25%, 22% and 15% of our revenue from AT&T, DIRECTV® and El Paso Corporation, respectively. For the three months ended June 30, 2010, we derived approximately 26% and 20% of our revenue from DIRECTV® and AT&T, respectively. For the six months ended June 30, 2010, we derived approximately 26%, 18% and 9% of our revenue from DIRECTV®, AT&T and Enbridge, respectively. In addition, our ten largest customers accounted for approximately 72% and 73% of our revenue in the three months ended June 30, 2011 and 2010, respectively, and approximately 75% of our revenue in both the six months ended June 30, 2011 and 2010. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. Over 40% of our revenues are derived from non-recurring project specific work, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

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

We have a significant amount of debt and substantial debt service requirements. As of June 30, 2011, we had approximately $423.6 million of outstanding debt.

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

Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. As of June 30, 2011, there was outstanding $202.3 million aggregate principal amount of our new senior convertible notes. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to restrictions in our Credit Facility, which prior to its expiration in May 2013, without the consent of the lenders thereunder, prohibits us from borrowing under the Credit Facility to settle any conversions of the new senior convertible notes and from paying more than $10 million in the aggregate from cash on hand to settle conversions of the new senior convertible notes. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three month period ended June 30, 2011:

Period	Total Number Average of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

April 1, 2011 through April 30, 2011	—	—	—	—
May 1, 2011 through May 31, 2011	499	$20.66	—	—
June 1, 2011 through June 30, 2011	—	—	—	—

(1) Represents shares of common stock withheld for income tax purposes in connection with shares of restricted stock issued to certain employees and directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+*	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan.

10.2+*	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees.

10.3+	MasTec, Inc., 2011 Employee Stock Purchase Plan, filed as Annex A to our Definitive Proxy Statement on Schedule 14A, filed with the Commission on March 23, 2011 and incorporated by reference herein.

10.4+*	Amendment to MasTec, Inc., 2011 Employee Stock Purchase Plan.

10.5	Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent, and the lenders party thereto, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on June 1, 2011.

23.1*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
*	Filed herewith.
+	Compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: August 3, 2011	/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)