Form 10-Q
period 2011-09-30
MASTEC INC
filed 2011-11-03
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, MasTec, Inc. had 84,669,233 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$865,313	$631,947	$2,234,746	$1,577,291
Costs of revenue, excluding depreciation and amortization	744,965	528,579	1,916,698	1,334,775

Gross profit	$120,348	$103,368	$318,048	$242,516
Depreciation and amortization	19,858	14,796	53,552	43,183
General and administrative expenses	39,419	30,846	109,478	89,501
Interest expense, net	8,949	7,255	25,116	21,899
Other expense (income), net	593	(228)	(29,137)	65

Income before provision for income taxes	$51,529	$50,699	$159,039	$87,868
Provision for income taxes	(19,699)	(20,698)	(61,628)	(35,912)

Net income	$31,830	$30,001	$97,411	$51,956
Net loss attributable to non-controlling interests	(12)	(5)	(31)	(61)

Net income attributable to MasTec	$31,842	$30,006	$97,442	$52,017

Earnings per share – basic and diluted (See Note 2 - Earnings Per Share)

Basic net income per share attributable to MasTec	$0.38	$0.39	$1.19	$0.68

Basic weighted average common shares outstanding	84,732	76,104	81,981	76,064

Diluted net income per share attributable to MasTec	$0.36	$0.35	$1.13	$0.62

Diluted weighted average common shares outstanding	89,317	90,507	86,931	90,539

Supplemental disclosure (See Note 7 - Securities Available for Sale and Note 3 – Acquisitions and Other Investments)
Other expense (income), net:
Total other-than-temporary impairment losses (gains) on securities available for sale	$791	$(196)	$1,210	$71
Less: Unrealized losses (gains) on securities available for sale, recognized in other comprehensive income	334	(606)	753	(750)

Unrealized losses on securities available for sale, recognized in earnings	$457	$410	$457	$821
Gain on remeasurement of equity interest in acquiree	—	—	(29,041)	—
Other expense (income), net	136	(638)	(553)	(756)

Total other expense (income), net	$593	$(228)	$(29,137)	$65

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 as of December 31, 2010	$16,363	$177,604
Accounts receivable, net of allowance	711,240	444,363
Inventories	96,892	57,483
Deferred tax assets, net	2,834	11,990
Prepaid expenses and deposits	16,765	17,176
Other current assets	13,258	13,058

Total current assets	$857,352	$721,674

Property and equipment, net	253,375	180,786
Goodwill	801,392	613,369
Other intangible assets, net	122,199	78,190
Securities available for sale	13,644	18,997
Investments in unconsolidated entities	1,408	11,972
Other assets	34,982	30,840

Total assets	$2,084,352	$1,655,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$25,044	$18,399
Accounts payable	335,970	196,363
Accrued salaries and wages	47,772	33,079
Accrued taxes payable	12,805	15,269
Accrued insurance	16,500	16,616
Other accrued expenses	13,725	13,329
Acquisition-related contingent consideration, current	22,962	35,639
Billings in excess of costs and earnings	82,537	136,070
Other current liabilities	20,662	21,780

Total current liabilities	$577,977	$486,544

Acquisition-related contingent consideration	67,429	34,695
Other liabilities	25,305	24,789
Deferred tax liabilities, net	117,760	62,487
Long-term debt	426,865	394,151

Total liabilities	$1,215,336	$1,002,666

Commitments and contingencies (See Note 14)
Shareholders’ equity (See Note 13):
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 84,833,175 and 78,215,189 as of September 30, 2011 and December 31, 2010, respectively	8,483	7,822
Capital surplus	786,901	663,927
Accumulated surplus (deficit)	84,930	(12,512)
Accumulated other comprehensive loss	(9,399)	(6,156)
Treasury stock, at cost; shares as of September 30, 2011 - 114,675; shares as of December 31, 2010 - none	(1,950)	—

Total MasTec shareholders’ equity	$868,965	$653,081
Non-controlling interests	51	81

Total shareholders’ equity	$869,016	$653,162

Total liabilities and shareholders’ equity	$2,084,352	$1,655,828

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$97,411	$51,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,552	43,183
Stock-based compensation expense	2,779	2,971
Excess tax benefit from stock-based compensation	(3,942)	—
Non-cash interest expense	5,460	2,423
Provision for doubtful accounts	1,478	2,014
Provision for losses on projects, net	695	(54)
Provision for inventory obsolescence	1,634	225
Impairment of securities available for sale	457	821
Loss (gain) on disposal of assets	139	(949)
Gain on remeasurement of equity interest in acquiree	(29,041)	—
(Earnings) losses from equity method investments	(27)	234

Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(226,993)	(116,802)
Inventories	(36,974)	(30,977)
Deferred tax assets and liabilities, net	38,816	29,518
Other assets, current and non-current portion	966	(1,460)
Accounts payable and accrued expenses	116,165	70,668
Billings in excess of costs and earnings	(61,916)	47,961
Other liabilities, current and non-current portion	(1,056)	(1,065)

Net cash (used in) provided by operating activities	$(40,397)	$100,667

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(85,367)	(29,350)
Capital expenditures	(56,996)	(22,813)
Proceeds from sale of assets	4,456	4,622
Proceeds from sales or redemption of investments	4,600	—
Investments in life insurance policies	(283)	(194)

Net cash used in investing activities	$(133,590)	$(47,735)

Cash flows provided by (used in) financing activities:
Proceeds from credit facility	135,761	—
Repayments of credit facility	(108,761)	—
Payments of other borrowings	(9,098)	(10,814)
Payments of capital lease obligations	(12,926)	(12,024)
Proceeds from stock option exercises	11,921	1,208
Excess tax benefit from stock-based compensation	3,942	—
Purchases of treasury stock	(1,950)	—
Payments of financing costs	(6,069)	(118)

Net cash provided by (used in) financing activities	$12,820	$(21,748)

Net (decrease) increase in cash and cash equivalents	(161,167)	31,184
Net effect of currency translation on cash	(74)	67
Cash and cash equivalents - beginning of period	177,604	88,521

Cash and cash equivalents - end of period	$16,363	$119,772

Supplemental cash flow information:
Interest paid	$20,558	$21,388
Income taxes paid	$18,570	$3,459

Supplemental disclosure of noncash information:
Equipment acquired under capital lease	$5,286	$2,243
Equipment acquired under financing arrangements	$10,692	$—
Conversion of leases from operating to capital	$23,366	$—
Shares issued for business combinations	$94,213	$—
Exchange of senior convertible notes	$202,322	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MasTec, Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

Note 1 – Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, such as: electrical utility transmission and distribution; natural gas and petroleum pipeline infrastructure; wireless, wireline and satellite communications; wind farms, solar farms and other renewable energy; industrial infrastructure; and water and sewer systems. MasTec’s customers are primarily in the utility, communications and government industries.

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

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill, acquisition-related contingent consideration, investments in equity method investees, intangible assets, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and ranges of possible exposures associated with contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited financial statements.

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within shareholders’ equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities for which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the consolidated balance sheets. Income or loss from these investments is recorded in other income or expense, net, in the consolidated statements of operations. The cost method is used for investments in entities for which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated as a separate component of shareholders’ equity. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Translation gains or losses resulting from foreign currency transactions are included in other income or expense, net. The Company does not currently have any subsidiaries that operate in highly inflationary environments.

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

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards Not Adopted as of September 30, 2011

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

In September 2011, the FASB issued ASU 2011-09, Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 will require additional disclosures about an employer’s participation in a multiemployer pension plan (“MEPP”) to address transparency concerns from various users of financial statements. Incremental disclosures include the significant MEPPs in which the Company participates, level of participation, financial health of significant MEPPs and the nature of commitments to MEPPs. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, with retrospective application for all prior periods presented. The Company is currently evaluating the potential impact of this standard on disclosures within its 2011 annual consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its goodwill impairment assessment methodology.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of fully diluted shares and earnings, which includes the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted share awards as well as shares associated with the Company’s outstanding convertible securities.

As described in Note 9 – Debt, the Company had convertible notes outstanding during both the three and nine month periods ended September 30, 2011 and 2010. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes (the “Original 4.0% Notes”) and $97 million of its original 4.25% senior convertible notes (the “Original 4.25% Notes” and, together with the Original 4.0% Notes, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the New Notes are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).

The number of common shares issuable upon conversion of the Company’s Original Notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect is dilutive. Under the “if-converted” method, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Premium shares associated with the New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price for the corresponding periods exceeds the respective conversion prices of the New Notes, beginning with the date of issuance, or the beginning of the period, as applicable.

The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for each period (in millions):

	Three and Nine Months Ended September 30,
	2011	2010
Dilutive:
New 4.0% senior convertible notes (1)	$105.3	$—
New 4.25% senior convertible notes (1)	97.0	—
Original 4.0% senior convertible notes (2)	9.7	115.0
Original 4.25% senior convertible notes (2)	3.0	100.0

Total principal value, outstanding convertible notes	$215.0	$215.0

(1)	Diluted shares associated with the New Notes are attributable to the premium over the respective conversion prices.
(2)	Diluted shares associated with the Original Notes are attributable to the underlying principal amounts.

The Company’s average stock price for the three and nine month periods ended September 30, 2011 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher actual share prices result in a greater number of equivalent premium shares. Premium shares included in the Company’s diluted share count for the periods indicated were as follows (equivalent premium shares in thousands):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Conversion price	$15.76	$15.48	$15.76	$15.48
Weighted average share price	$19.81	$19.81	$19.31	$19.28
Weighted equivalent premium shares	1,366	1,371	1,166	1,187

The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income attributable to MasTec	$31,842	$30,006	$97,442	$52,017
Weighted average shares outstanding	84,732	76,104	81,981	76,064

Basic earnings per share attributable to MasTec	$0.38	$0.39	$1.19	$0.68

Diluted:
Net income
Basic net income attributable to MasTec	$31,842	$30,006	$97,442	$52,017
Interest expense on original 4.0% senior convertible notes, net of tax	60	680	272	2,040
Interest expense on original 4.25% senior convertible notes, net of tax	20	628	134	1,885

Diluted net income attributable to MasTec	$31,922	$31,314	$97,848	$55,942

Shares
Basic weighted average shares outstanding	84,732	76,104	81,981	76,064
Dilutive common stock equivalents	1,042	644	1,206	716
Dilutive premium shares, new 4.0% senior convertible notes	1,366	—	1,166	—
Dilutive premium shares, new 4.25% senior convertible notes	1,371	—	1,187	—
Dilutive shares, original 4.0% senior convertible notes	612	7,297	945	7,297
Dilutive shares, original 4.25% senior convertible notes	194	6,462	446	6,462

Diluted weighted average shares outstanding	89,317	90,507	86,931	90,539

Diluted earnings per share attributable to MasTec	$0.36	0.35	$1.13	$0.62

For the three and nine month periods ended September 30, 2011, the weighted average number of anti-dilutive restricted awards not included in the Company’s diluted earnings per share calculations were 7,609 and 2,564, respectively.

Note 3 – Acquisitions and Other Investments

Allocations of purchase price for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. Accounting for business combinations requires estimates and judgments as to expectations of future cash flows for acquired businesses and the allocation of those cash flows to identifiable tangible and intangible assets in determining the estimated fair values of assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets and liabilities, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. These fair value estimates are based on either Level 1, 2 or 3 fair value inputs, as defined in the fair value guidance. See Note 6 – Fair Value of Financial Instruments for additional information. Contingent consideration is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. If actual results differ significantly from the estimates and judgments used in determining the estimated fair values of assets and liabilities recorded as of the date of acquisition, these differences could result in a possible impairment of recorded assets, including intangible assets and goodwill, or require acceleration of amortization expense of finite-lived intangible assets.

As of September 30, 2011, the purchase price, including the estimated fair value of contingent consideration and related purchase price allocations for businesses acquired by the Company during 2011 were preliminary. These preliminary allocations may be revised as a result of additional information relating to assets acquired and liabilities assumed or revisions to the preliminary estimates of fair value as of the date of purchase. The Company will recognize additional assets or liabilities if new information is obtained about the facts and circumstances existing as of the date of acquisition, that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period requires the revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings. No material changes were made to the purchase price allocations of the Company’s recent acquisitions during the quarter ended September 30, 2011.

EC Source

In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. EC Source is a nationally recognized full-service engineering, procurement and construction services entity, focused on deploying extra high voltage (“EHV”) electrical transmission systems throughout North America. On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source, for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock, the assumption of $8.6 million of debt and a five year earn-out, equal to 20% of the excess, if any, of EC Source’s annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over $15 million, payable annually at MasTec’s election in common stock, cash or a combination thereof. The MasTec shares issued on the effective date are subject to transfer restrictions, which will lapse 25% on the first and second anniversaries of the closing and 50% on the third anniversary of the closing.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of date of acquisition (in millions). The fair value of the shares transferred was based on MasTec’s quoted market price on the closing date, discounted by 10%, 15% and 20% for the estimated effect of the first, second and third year transfer restrictions, respectively. The fair value of the 33% equity investment in EC Source was estimated to be $39.6 million immediately before the closing of the merger, resulting in a gain on remeasurement of $29.0 million, which was reflected as a component of other income. The fair value of the equity investment was determined based on the implied consideration transferred as of the date of the business combination, discounted for the Company’s lack of control as a minority shareholder. Both the fair value of shares transferred and the equity investment were based on Level 2 fair value inputs. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets and net working capital, as prescribed by the purchase agreement.

Preliminary Purchase Price Consideration:
Shares transferred	$94.2
Cash	0.3
Liabilities incurred:
Debt assumed	8.6
Fair value of contingent consideration (earn-out liability)	25.0

Total liabilities incurred	33.6

Total consideration	$128.1

Fair value of equity investment	39.6

Amount to be allocated to net assets acquired	$167.7

Preliminary Purchase Price Allocation:
Current assets	$21.0
Property and equipment	10.1
Pre-qualifications	31.3
Non-compete agreements	1.5
Backlog	11.0
Goodwill	123.2

Total assets acquired	$198.1

Current liabilities	(13.4)
Debt	(8.6)
Deferred income taxes	(17.0)
Liability arising from contingent consideration arrangement	(25.0)

Total liabilities assumed	$(64.0)

Net assets acquired	$134.1

Intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to backlog will be amortized over the expected remaining 3 year term of these contracts. The intangible asset related to the non-compete agreements will be amortized over their 7 year term. The intangible asset related to EC Source’s pre-qualifications with companies in the utilities industry has been assigned an indefinite life as the pre-qualifications do not expire or diminish in value, and the companies to which they relate have extremely long operating histories.

Goodwill arising from the acquisition represents the expected value of EC Source’s geographic presence in key high growth markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of EC Source and MasTec. The estimated goodwill balance is not tax deductible.

The fair value of the earn-out obligation was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-adjusted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and approximately $55 million; however, there is no maximum earn-out payment amount.

EC Source’s earnings have been consolidated as of the effective date of the acquisition, May 2, 2011. Prior to the effective date of the acquisition, the Company’s investment in EC Source was accounted for under the equity method of accounting.

Fabcor

Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor TargetCo Ltd. (“Fabcor Parent” and, together with its wholly-owned Canadian subsidiaries, Fabcor 2001, Inc. and Fabcor Pipelines B.C. Inc., “Fabcor”) for an aggregate purchase price composed of approximately $22.8 million in cash, the assumption of approximately $7.0 million of debt, which was repaid immediately, and a five year earn-out equal to 30% of the excess, if any, of Fabcor’s annual EBITDA over 3.6 million Canadian dollars (approximately U.S. $3.4 million as of September 30, 2011), payable annually to the seller in cash in Canadian dollars. Fabcor is engaged in providing natural gas and petroleum pipeline infrastructure construction services in Alberta and British Columbia, Canada. Its services include: new pipeline construction; pipeline modification and replacement; river crossing construction and replacement; integrity excavation programs; well-site construction; compressor construction; gas plant construction; compressor and gas plant modifications; and plant commissioning support services. Fabcor provides MasTec the ability to expand its energy infrastructure services within the Canadian market and participate in the significant opportunities anticipated in that market in the future.

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

Preliminary Purchase Price Consideration:
Cash	$22.8
Liabilities incurred:
Debt assumed	7.0
Fair value of contingent consideration (earn-out liability)	16.9

Total liabilities incurred	23.9

Total consideration	$46.7

Preliminary Purchase Price Allocation:
Current assets	$24.3
Trade names	0.7
Non-compete agreements	0.1
Customer relationships and backlog	3.5
Goodwill	24.5
Property and equipment	12.8

Total assets acquired	$65.9

Current liabilities	(24.1)
Deferred income taxes and other liabilities	(2.1)
Liability arising from contingent consideration arrangement	(16.9)

Total liabilities assumed	$(43.1)

Net assets acquired	$22.8

Intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to backlog is being amortized over the remaining nine months of 2011. Customer relationships will be amortized over a 12 year life, and the non-compete agreements will be amortized over their 7 year terms. Goodwill arising from the acquisition represents the estimated value of Fabcor’s geographic presence in key high growth Canadian markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of Fabcor and MasTec. The estimated goodwill balance is not tax deductible.

The fair value of the earn-out obligation was estimated using an income approach and incorporates significant inputs not observable in the market. Key assumptions in the estimated valuation include the discount rate and probability-adjusted EBITDA projections. The range of potential undiscounted payments that MasTec could be required to make under the earn-out arrangement was estimated to be between $0 and $25 million; however, there is no maximum earn-out payment amount.

Fabcor’s earnings have been consolidated as of the effective date of the acquisition, April 1, 2011.

Other Acquisitions

The Company made certain other acquisitions during 2011, which were not material individually or in the aggregate. Effective April 1, 2011, MasTec purchased 100% of the capital stock of Cam Communications Inc. (“Cam Com”), a Maryland company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers for approximately $4.4 million in cash, the assumption of $0.3 million of capital leases and a five year earn-out payable in cash equal to 20% of the excess, if any, of Cam Com’s annual EBITDA over $2.25 million, plus an additional one time cash payment of up to $1.5 million if Cam Com’s EBITDA exceeds $1.5 million for the first twelve months following the acquisition. The estimated fair value of the contingent consideration arrangements was approximately $1.1 million as of the date of the acquisition. Effective June 1, 2011, MasTec acquired all of the issued and outstanding shares of Optima Network Services, Inc. (“Optima”), a wireless infrastructure services company headquartered in California, for $5.1 million in cash, plus the assumption of $2.2 million in debt, $0.8 million of which was repaid immediately. In addition, the purchase price for Optima includes a five year earn-out, equal to 20% of the excess, if any, of Optima’s annual EBITDA over $3.0 million, plus an additional one-time cash payment of up to approximately $5.0 million if Optima’s EBITDA exceeds $1.5 million in the first twelve months following the date of acquisition. The potential earn-out is payable, at MasTec’s election, in common stock, cash, or a combination thereof. The estimated fair value of the contingent consideration arrangements for Optima was approximately $6.2 million as of the date of acquisition. Effective June 30, 2011, MasTec acquired all of the issued and outstanding capital stock of Halsted Communications, Ltd. (“Halsted”), an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania and New England for $4.0 million in cash, plus the assumption of approximately $7.9 million of debt, of which $4.4 million was repaid immediately. Halsted’s primary customer is DIRECTV®.

Unaudited Pro forma Information

The following unaudited supplemental pro forma results of operations include the results of operations of each of the acquired companies described above as if each had been consolidated as of January 1, 2010, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (in millions). Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.

The pro forma combined results of operations for the nine months ended September 30, 2011 and 2010 have been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above as if they occurred January 1, 2010. These pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisitions and the reduction of interest income as a result of the cash consideration paid. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Nine Months Ended September 30,
	2011	2010
Revenue	$2,341.4	$1,712.7
Net income	$96.9	$48.6

Revenues of $114.8 million and $152.7 million, respectively, and net income of $8.4 million and $10.3 million, respectively, from the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the three and nine month periods ended September 30, 2011. Acquisition costs related to these acquisitions of $0.3 million and $1.6 million, respectively, are included in general and administrative costs for the three and nine months ended September 30, 2011.

DirectStar/Funraisers - Amendment of Purchase Option Agreement

In February 2011, the Company amended its purchase option agreement with Red Ventures LLC (“Red Ventures”), which sold to MasTec both DirectStar TV LLC (“DirectStar”) and the membership interests of Funraisers PR, LLC (“Funraisers”). DirectStar, together with its subsidiaries, including Funraisers, is referred to as the “DirectStar Business.” The amended and restated purchase option agreement grants to Red Ventures an option to purchase the DirectStar Business from MasTec at any time from March 1, 2012 to November 30, 2012 for an amount equal to the sum of: (i) the shareholders’ equity of the DirectStar Business as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of the DirectStar Business from January 1, 2010 until the last day of the month immediately prior to the date of the sale, and (iii) $25,600,000. The purchase option also allows Red Ventures to pay up to 35% of the option purchase price in the form of a secured note with a one year term. In connection with the amendment to the purchase option, MasTec agreed to increase certain commissions that DirectStar presently pays to Red Ventures for managing the DirectStar Business. DirectStar, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®. Should Red Ventures exercise its purchase option, the Company’s revenues and profits from DIRECTV® would be materially reduced.

As of September 30, 2011 and December 31, 2010, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach, including inputs such as projected EBITDA and EBITDA multiples.

Other Investments

Through a 60%-owned consolidated subsidiary, MasTec invested $1.6 million for a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment is accounted for under the equity method of accounting. MasTec performed construction services for this investee and recognized revenue of approximately $0.7 million and $2.4 million during the three and nine months ended September 30, 2011, respectively, and $0.8 million and $2.0 million during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011 and December 31, 2010, approximately $5.3 million and $2.2 million, respectively, is included in accounts receivable related to this customer.

The Company has certain other cost and equity method investments, which are not material individually or in the aggregate as of September 30, 2011.

Note 4 – Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets, including those associated with preliminary purchase price allocations, as of the dates indicated (in millions):

	September 30, 2011	December 31, 2010
Amortizing intangible assets: (1)
Gross carrying amount	$97.6	$75.2
Less: accumulated amortization	(48.6)	(38.9)

Amortizing intangible assets, net	$49.0	$36.3

Non-amortizing intangible assets:
Goodwill	$801.4	$613.4
Trade names	35.3	35.3
Pre-qualifications	31.3	—
Other	6.6	6.6

Non-amortizing intangible assets	$874.6	$655.3

Goodwill and other intangible assets	$923.6	$691.6

(1)	Consists principally of customer relationships, backlog, trade names and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets for the period indicated (in millions):

	Goodwill	Other Intangible Assets		Total
		Non-amortizing	Amortizing
Balance at December 31, 2010	$613.4	$41.9	$36.3	$691.6

Additions from new business combinations (See Note 3)	172.4	31.3	22.4	226.1
Accruals of acquisition-related contingent consideration	15.6	—	—	15.6
Amortization expense	—	—	(9.7)	(9.7)

Balance at September 30, 2011	$801.4	$73.2	$49.0	$923.6

Information about estimated future amortization expense associated with amortizing intangible assets, including those associated with preliminary purchase price allocations, is summarized in the following table (in millions):

Amortization Expense
Remainder of 2011	$4.2
2012	11.3
2013	6.4
2014	4.6
2015	3.9
Thereafter	18.6

Total	$49.0

Note 5 – Property and Equipment, Net

Property and equipment, net, including property and equipment held under capital leases, is composed of the following as of the dates indicated (in millions):

	September 30, 2011	December 31, 2010	Estimated Useful Lives (In Years)
Land	$4.7	$4.7
Buildings and leasehold improvements	11.9	11.1	5 - 40
Machinery and equipment	364.9	274.5	2 - 15
Office furniture and equipment	76.1	59.9	3 - 7

Total property and equipment	$457.6	$350.2
Less accumulated depreciation	(204.2)	(169.4)

Property and equipment, net	$253.4	$180.8

Property and equipment under capital leases are depreciated over their estimated useful lives. Depreciation expense for the three months ended September 30, 2011 and 2010 was $16.0 million and $11.4 million, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $43.8 million and $33.6 million, respectively.

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

Level 1 -	Quoted market prices in active markets for identical assets or liabilities.

Level 2 -	Observable market based inputs or other observable inputs.

Level 3 -	Significant unobservable inputs that are not corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Carrying amounts and estimated fair values of financial instruments for the periods indicated were as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash surrender value of life insurance policies	$8.3	$8.3	$8.3	$8.3
Auction rate securities	13.6	13.6	19.0	19.0

Liabilities:
Acquisition-related contingent consideration	$81.9	$81.9	$45.0	$45.0
7.625% senior notes	150.0	150.0	150.0	151.9
Original 4.0% senior convertible notes	9.7	12.5	115.0	139.2
Original 4.25% senior convertible notes	3.0	4.1	100.0	120.4
New 4.0% senior convertible notes	97.6	95.5	—	—
New 4.25% senior convertible notes	89.4	87.0	—	—

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash Surrender Value of Life Insurance Policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers. Life insurance policies support the Company’s split dollar agreements and deferred compensation plan assets.

Auction Rate Securities. The fair value of the Company’s auction rate securities was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. See Note 7 - Securities Available for Sale.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after December 15, 2008. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions. The Company completed certain acquisitions during the second quarter of 2011, as described in Note 3 - Acquisitions and Other Investments, certain of which include earn-out agreements.

Debt. The estimated fair values of the Company’s 7.625% senior notes and Original Notes are based on quoted market prices. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the market interest rate for a similar nonconvertible instrument. See Note 9 - Debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2011, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$8.3	$8.3	—	—
Auction rate securities	$13.6	—	—	$13.6
Liabilities:
Acquisition-related contingent consideration	$81.9	—	—	$81.9

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash surrender value of life insurance policies	$8.3	$8.3	—	—
Auction rate securities	$19.0	—	—	$19.0
Liabilities:
Acquisition-related contingent consideration	$45.0	—	—	$45.0

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) for the periods indicated:

	$000.0	$000.0	$000.0
	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets:
Balances at June 30, 2011	$12.1	$2.3	$14.4
Changes in fair value recorded in earnings	—	(0.5)	(0.5)
Changes in unrealized (losses)/gains included in other comprehensive income	(0.3)	—	(0.3)

Balances at September 30, 2011	$11.8	$1.8	$13.6

	Contingent Consideration
Liabilities:
Balances at June 30, 2011	$81.9
Additions from new business combinations	—
Changes in fair value recorded in earnings	—
Payments of contingent consideration	—

Balances at September 30, 2011	$81.9

	$000.0	$000.0	$000.0
	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets:
Balances at June 30, 2010	$16.2	$7.8	$24.0
Changes in fair value recorded in earnings	—	(0.4)	(0.4)
Changes in unrealized (losses)/gains included in other comprehensive income	0.2	0.6	0.8

Balances at September 30, 2010	$16.4	$8.0	$24.4

	Contingent Consideration
Liabilities:
Balances at June 30, 2010	$30.6
Changes in fair value recorded in earnings	—

Balances at September 30, 2010	$30.6

	$000.0	$000.0	$000.0
	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets:
Balances at December 31, 2010	$16.4	$2.6	$19.0
Redemption of security by issuer	(4.6)	—	(4.6)
Reversal of unrealized losses on redeemed security	0.4	—	0.4
Changes in fair value recorded in earnings	—	(0.5)	(0.5)
Changes in unrealized (losses)/gains included in other comprehensive income	(0.4)	(0.3)	(0.7)

Balances at September 30, 2011	$11.8	$1.8	$13.6

	Contingent Consideration
Liabilities:
Balances at December 31, 2010	$45.0
Additions from new business combinations	49.2
Changes in fair value recorded in earnings	—
Payments of contingent consideration	(12.3)

Balances at September 30, 2011	$81.9

	$000.0	$000.0	$000.0
	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets:
Balances at December 31, 2009	$16.4	$8.1	$24.5
Changes in fair value recorded in earnings	—	(0.8)	(0.8)
Changes in unrealized (losses)/gains included in other comprehensive income	—	0.7	0.7

Balances at September 30, 2010	$16.4	$8.0	$24.4

	Contingent Consideration
Liabilities:
Balances at December 31, 2009	$40.3
Changes in fair value recorded in earnings	—
Payments of contingent consideration	(9.7)

Balances at September 30, 2010	$30.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long lived assets, which are measured at fair value as a result of an impairment or other measurement event, if applicable. Except for the Company’s 33% equity investment in EC Source, which was remeasured in the second quarter of 2011 in connection with the Company’s acquisition of the remaining 67% of EC Source’s outstanding equity interests, the Company had no significant assets or liabilities measured at fair value on a nonrecurring basis during the three or nine months ended September 30, 2011 and 2010. See Note 3 – Acquisitions and Other Investments for details.

Note 7 – Securities Available For Sale

The Company’s securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The actual net default rate as of September 30, 2011 was 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes.

In the second quarter of 2011, the issuer of one of the Company’s student loan auction rate securities redeemed its security at its par value of $4.6 million. In connection with the redemption, $0.4 million of cumulative unrealized losses, and the corresponding tax impact of $0.1 million, were eliminated from other comprehensive income.

Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of September 30, 2011 or December 31, 2010. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability-weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

As of September 30, 2011	Underlying Credit Rating (1)
	AAA	CCC	Total
Student loans	$11.8	$—	$11.8
Structured finance securities	—	1.8	1.8

Total auction rate securities	$11.8	$1.8	$13.6

As of December 31, 2010	Underlying Credit Rating (1)
	A3/A-	CCC	Total
Student loans	$16.4	$—	$16.4
Structured finance securities	—	2.6	2.6

Total auction rate securities	$16.4	$2.6	$19.0

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of September 30, 2011, the yields on the Company’s auction-rate securities ranged from 1.70% to 2.46%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents. The issuers have been making interest payments when due. As of September 30, 2011, the weighted average yield for the Company’s auction rate securities was 1.97%. Total interest earned on the Company’s auction rate securities for the nine months ended September 30, 2011 and 2010 was $0.4 million and $0.5 million, respectively.

Auction Rate Securities – Other Than Temporary Losses

If unrealized losses on investments in securities are believed to be other-than-temporary, an impairment charge is recorded. For both the three and nine months ended September 30, 2011, the Company recognized $0.5 million of other-than-temporary impairment losses in earnings, with a corresponding reduction in the cost basis of the Company’s structured finance auction rate security. For the three months and nine months ended September 30, 2010, the Company recognized $0.4 million and $0.8 million, respectively, of other-than-temporary impairment losses in earnings.

Structured Finance Auction Rate Securities

In the fourth quarter of 2009, the Company deemed its structured finance auction rate securities to be other-than-temporarily impaired due to ratings agency downgrades of the corresponding securities. During 2010, the Company sold two of its three structured finance auction rate securities. The Company’s remaining structured finance security had a par value of $5.0 million and a cost basis of $1.8 million as of September 30, 2011. Cumulative credit and other losses of $3.2 million have been recognized in connection with this security, $0.5 million of which were recognized in earnings during the first nine months of 2011. In addition, $0.3 million of gross unrealized gains and the corresponding tax impact as of December 31, 2010 were eliminated from other comprehensive income during the nine months ended September 30, 2011. Following the sale of two of the Company’s structured finance securities in the fourth quarter of 2010, management determined that the Company no longer met the criteria for intent to hold with respect to its remaining structured finance security. Accordingly, subsequent declines in this security’s cost basis have been recognized in earnings. Increases will be recorded in other comprehensive income, net of applicable taxes. As of September 30, 2011, this security’s cost basis equaled its carrying value.

Student Loan Auction Rate Securities

Cumulative gross unrealized losses on the Company’s student loan auction rate securities, which are included as a component of other comprehensive income, total $1.1 million, or $0.7 million, net of applicable income taxes as of both September 30, 2011 and December 31, 2010.

Auction Rate Securities – Reconciliation of Cost Basis to Fair Value

The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities for the periods indicated are as follows (in millions):

	September 30, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.1)	$11.8
Auction rate securities – structured finance securities	1.8	—	1.8

Total auction rate securities	$14.7	$(1.1)	$13.6

	December 31, 2010
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$17.5	$(1.1)	$16.4
Auction rate securities – structured finance securities	2.3	0.3	2.6

Total auction rate securities	$19.8	$(0.8)	$19.0

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Cumulative adjustments to the cost basis of securities held as of September 30, 2011 and December 31, 2010 totaled $3.2 million and $2.7 million, respectively. Par value of securities held as of September 30, 2011 was $17.9 million and as of December 31, 2010 was $22.5 million.

As of September 30, 2011, contractual maturities of the Company’s student loan auction rate securities range from 16 to 36 years, and for the structured finance security, 5 years.

Note 8 – Accounts Receivable, Net of Allowance

Accounts receivable, classified as current, consists of the following (in millions):

	September 30, 2011	December 31, 2010
Contract billings	$414.0	$309.8
Retainage	39.7	32.7
Costs and earnings in excess of billings	265.0	110.4

	$718.7	$452.9
Less allowance for doubtful accounts	(7.5)	(8.5)

Accounts receivable, net	$711.2	$444.4

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is expected to be collected within one year. Any receivables, including retainage, expected to be collected beyond one year are recorded in other long-term assets. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts, both for specific customers and as a reserve against other past due balances, was $7.5 million and $8.5 million as of September 30, 2011 and December 31, 2010, respectively.

The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through September 2016. These receivables have been recorded at their net present values, with the non-current portion recorded within other long-term assets. Imputed interest is recognized as interest income as earned. As of September 30, 2011, $5.9 million was outstanding, with $4.5 million recorded in other long-term assets. As of December 31, 2010, $3.5 million was outstanding, with $2.7 million recorded in other long-term assets.

Note 9 – Debt

The carrying value of debt is composed of the following as of September 30, 2011 and December 31, 2010 (in millions):

Description	Maturity Date	September 30, 2011	December 31, 2010

Credit Facility	August 2016	$27.0	$—
7.625% senior notes	February 2017	150.0	150.0
New 4.0% senior convertible notes, $105.3 million principal amount	June 2014	97.6	—
New 4.25% senior convertible notes, $97.0 million principal amount	December 2014	89.4	—
Original 4.0% senior convertible notes	June 2014	9.7	115.0
Original 4.25% senior convertible notes	December 2014	3.0	100.0
3.5267% equipment term loan, $13.5 million principal amount	In installments through 2013	9.6	12.9
Capital lease obligations, weighted average interest rate of 3.7%	In installments through 2017	42.0	24.5
Notes payable for equipment, weighted average interest rate of 4.2%	In installments through 2015	23.6	10.2

Total debt		$451.9	$412.6
Less current maturities		(25.0)	(18.4)

Long-term debt		$426.9	$394.2

Credit Facility

In August 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”), which amended and restated the Company’s then-existing credit facility in its entirety, expanded maximum available borrowing capacity from $260 million to $600 million and extended the maturity date from May 2013 until August 2016. The amount of borrowings available to the Company under its previous credit facility was based on a formula that could result in availability of less than the full $260 million of borrowing capacity. The amended Credit Facility allows the Company to borrow up to the full $600 million of availability, provided that the Company is in compliance with all of the terms and provisions of the Credit Facility.

The Credit Facility provides for a $600 million senior secured revolving credit facility maturing on August 22, 2016. Up to $350 million of the Credit Facility is available for the issuance of letters of credit. Subject to the conditions and terms specified in the Credit Facility, the Company has the option to increase the revolving commitments and/or establish additional term loan tranches from time to time in an aggregate amount of up to $200 million. Borrowings under the Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness; however, the Credit Facility restricts the repurchase or prepayment of certain unsecured indebtedness, including the Company’s senior notes due 2017 and senior convertible notes due 2014, unless the Company has at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.

The Credit Facility requires that the Company maintain a consolidated leverage ratio (as defined in Credit Facility) below 3.50 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) above 3.00 to 1.00. Subject to customary exceptions, the Credit Facility also limits the Company’s ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock.

Following the date on which the Company delivers its financial information to the lenders for the quarter ending March 30, 2012 (the “Interest Adjustment Date”), amounts borrowed under the Credit Facility will bear interest, at the Company’s option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on the Company’s consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on the Company’s consolidated leverage ratio as of the most recent fiscal quarter. Prior to the Interest Adjustment Date, the margin for eurocurrency rate loans will be fixed at 2.00%, and the margin for base rate loans will be fixed at 1.00%. Following the Interest Adjustment Date, financial standby letters of credit and commercial letters of credit issued under the Credit Facility will be subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit will be subject to a letter of credit fee of 0.75% to 1.25%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 2.00% and 1.00% respectively. The Company must also pay a commitment fee to the lenders on any unused availability under the Credit Facility which fee, following the Interest Adjustment Date, will be equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 0.35%.

As of September 30, 2011, the Company had outstanding revolving loans of $27.0 million and approximately $89.5 million of letters of credit issued under the Credit Facility. The remaining $483.5 million of Credit Facility borrowing capacity was available for revolving loans or up to $260.5 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2011, interest on outstanding revolving loans accrued at a rate of 4.25% per annum and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as defined above. The unused facility fee as of September 30, 2011 was 0.35%.

The Credit Facility is guaranteed by most of the Company’s U.S. subsidiaries, and it is collateralized by a first priority security interest in substantially all of the Company’s assets and the assets of its wholly-owned subsidiaries and a pledge of the outstanding equity interests in certain of the Company’s operating subsidiaries. The Credit Facility also provides for customary events of default and carries cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies upon an event of default (as defined in the Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.

Cash Overdrafts

On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and are used to repay debt under the Company’s Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not available for sweep into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts, and, with the exception of cash balances maintained by certain operating subsidiaries that are not available for sweep, there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of September 30, 2011, cash overdrafts totaled $22.7 million.

Acquisition Debt

During the second quarter of 2011, the Company assumed approximately $26.0 million of debt and capital lease obligations in connection with certain acquisitions, of which $12.1 million was repaid immediately. As of September 30, 2011, approximately $10.2 million of related debt and capital lease obligations remained outstanding. Certain equipment debt related to these acquisitions is secured by the financed equipment. There are no financial covenants associated with this acquisition-related debt. See Note 3 – Acquisitions and Other Investments for a description of the acquisitions to which this debt is related.

Senior Convertible Note Exchange

During the first quarter of 2011, the Company exchanged $105.3 million of its Original 4.0% Notes and $97.0 million of its Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes, respectively, for an exchange fee of approximately 50 basis points, or 0.5%. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. Exchange fees of approximately $1.0 million will be recognized over the remaining life of the New Notes as interest expense. Transaction costs of approximately $0.7 million have been recognized within general and administrative expenses, of which $0.5 million was recognized during the quarter ended December 31, 2010. During 2011, an immaterial principal amount of Original Notes was converted into shares of the Company’s common stock. As of September 30, 2011, $12.7 million principal amount of the Original Notes remains outstanding.

The Company has separated the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, management discounted the values of the New Notes at an estimated rate of 6.73%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting total debt discount of $17.4 million for the New Notes will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the term of the New Notes above their 4.0% and 4.25% cash coupon interest rates to an effective interest rate of 6.73%. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity.

The carrying values of the debt and equity components of the New Notes as of September 30, 2011 are as follows (in millions):

	September 30, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0
Unamortized debt discount	(7.3)	(7.2)
Unamortized balance of investor fees	(0.4)	(0.4)

Net carrying amount of debt component	$97.6	$89.4

Carrying amount of equity component	$8.9	$8.5

The New Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Notes.

Other Debt Activity

In January 2011, the Company modified the terms of certain of its equipment held under operating leases. The modifications led to a change in classification of the corresponding leases from operating to capital as of the effective date of the lease modifications. Accordingly, $23.4 million of capital lease assets and corresponding capital lease obligations were recorded in the Company’s consolidated balance sheet as of January 1, 2011.

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

MasTec was in compliance with all debt covenants as of September 30, 2011 and December 31, 2010.

Interest Expense, Net

Details of interest expense, net, for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense:
Contractual interest payments and other interest expense	$7.0	$6.7	$20.2	$20.3
Senior convertible note discount and related investor fee accretion	1.2	—	3.0	—
Amortization of deferred financing costs	0.8	0.8	2.4	2.4

Total interest expense	$9.0	$7.5	$25.6	$$22.7
Interest income	(0.1)	(0.2)	(0.5)	(0.8)

Interest expense, net	$8.9	$7.3	$25.1	$$21.9

Note 10 – Stock-Based Compensation Plans

The Company has certain stock-based compensation plans with stock options and restricted share grants outstanding as of September 30, 2011: the 1994 Stock Option Plan for Non-Employee Directors; the 2003 Employee Stock Incentive Plan, as amended (the “2003 ESPP”); and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended. Under these plans, there were a total of 3,554,318 options and/or restricted shares available for grant as of September 30, 2011. As of July 1, the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) became effective. Under the 2011 ESPP, 1,000,000 shares of the Company’s common stock are available for purchase by eligible employees. The 2011 ESPP replaced the 2003 ESPP effective July 1, 2011.

Share-based payments, to the extent they are compensatory, are recognized based on their grant date fair values and the estimated number of shares ultimately expected to vest. The Company records a deferred tax asset, or future tax benefit, based on the amount of share-based compensation recognized in the financial statements over the vesting period of share-based awards. If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award, exceeds its grant date fair value, the tax effect of this difference (“excess tax benefit”) is recorded as an increase to additional paid-in capital (“APIC”), creating an “APIC Pool.” If the exercise date fair value of a stock option, or the vesting date fair value of a restricted share award, is less than its grant date fair value, the tax effect of this difference would reduce the APIC Pool. If the APIC Pool is reduced to zero, subsequent shortfalls would increase tax expense.

Restricted Share Awards

MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of September 30, 2011 was approximately $5.1 million, which is expected to be recognized over a weighted average period of approximately one year. The total intrinsic value of restricted share awards that vested during the three months ended September 30, 2011 and 2010, which is based on the market price on the date of vesting, totaled $0.4 million and $0.2 million, respectively, and totaled $6.3 million and $0.9 million, respectively, for restricted share awards that vested during the nine months ended September 30, 2011 and 2010.

Following is a summary of restricted share award activity during the nine months ended September 30, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, December 31, 2010	1,044,470	$9.44

Granted	205,700	19.34
Vested	(316,190)	8.37
Forfeited	(5,250)	9.84

Non-vested restricted shares, September 30, 2011	928,730	$12.00

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

The following is a summary of stock option activity during the nine months ended September 30, 2011:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding December 31, 2010	2,588,170	$10.27	3.87	$11.2

Exercised	(1,118,826)	10.22

Options outstanding September 30, 2011	1,469,344	10.30

Options exercisable September 30, 2011	1,469,344	$10.30	3.44	$10.7

(1)	Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

As of September 30, 2011, all outstanding stock options were fully vested. The total intrinsic value of options exercised during the three months ended September 30, 2011, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $1.5 million. There were no options exercised during the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the total intrinsic value of options exercised was $10.9 million and $0.2 million, respectively. Proceeds from options exercised during the three months ended September 30, 2011 totaled $1.2 million. Proceeds from options exercised during the nine months ended September 30, 2011 and 2010 totaled $11.9 million and $1.2 million, respectively.

Stock Based Compensation Expense and Related Tax Benefit

Stock based compensation expense and related tax benefits for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock based compensation expense:
Restricted share awards	$1.0	$1.0	$2.8	$2.9
Stock options	$—	$—	$—	$0.1

Total stock based compensation expense	$1.0	$1.0	$2.8	$3.0

Income tax benefit from stock based compensation:
Restricted share awards	$0.4	$0.3	$2.1	$0.9
Stock options	0.5	—	2.9	—

Total income tax benefit from stock based compensation	$0.9	$0.3	$5.0	$0.9

Excess tax benefit from stock based compensation:
Vested restricted shares (1)	$—	$—	$1.0	$—
Stock options exercised (1)	0.5	—	2.9	—

Total excess tax benefit from stock based compensation	$0.5	$—	$3.9	$—

(1)	Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s consolidated statement of cash flows.

Note 11 – Employee Benefit Plans

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500 per employee. Effective January 1, 2011, matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. During the three months ended September 30, 2011 and 2010, matching contributions were $0.6 million and $0.2 million, respectively, and were $1.5 million and $0.6 million, respectively, during the nine months ended September 30, 2011 and 2010.

Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500 per employee. Effective January 1, 2011, matching contributions are payable annually. Currently, management intends to provide for matching contributions in cash, however, matching contributions can also be provided for 50% in shares of MasTec common stock and 50% in cash, at MasTec’s election. Deferred compensation plan assets and related liabilities of approximately $2.4 million and $1.9 million, respectively, are included in other long-term assets and other long-term liabilities in the consolidated balance sheet as of September 30, 2011. As of December 31, 2010, deferred compensation plan assets and related liabilities totaled $1.5 million and $1.3 million, respectively.

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

Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension plans and employee benefit trusts. During the three and nine months ended September 30, 2011 and 2010, total contributions to these plans and the related number of employees covered by these plans, ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans
Three Months Ended September 30,	Low	High	(in millions)
2011	1,254	1,538	$5.3
2010	826	1,057	$3.3

Nine Months Ended September 30,
2011	767	1,538	$15.6
2010	254	1,409	$10.2

Multi-employer pension plan contributions vary by period, depending upon the location and number of ongoing projects and the need for union resources in connection with those projects.

See Note 14 – Commitments and Contingencies for additional information.

Note 12 – Income Taxes

The Company’s consolidated tax rate for the three months ended September 30, 2011 and 2010 was 38.2% and 40.8%, respectively, and for the nine months ended September 30, 2011 and 2010 was 38.8% and 40.9%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The statute of limitations varies by the various jurisdictions in which the Company operates. The Company’s U.S. federal income tax returns for years ending on or after 2008 still remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company.

Note 13 – Shareholders’ Equity

Common and Treasury Stock Activity

The Company repurchased $1.9 million of the Company’s common stock at an average price of $17.00 per share during the three months ended September 30, 2011. The Company may use either authorized and unissued shares or treasury shares to meet share requirements, including those resulting from the exercise of stock options, vesting of restricted stock awards and/or other share issuance requirements.

A summary of common stock and treasury stock activity for the period indicated is as follows:

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2010	78,215,189	—

Shares issued for stock options	1,118,826	—
Shares issued for restricted stock	316,190	—
Shares issued for employee benefit plans and other	53,328	—
Shares issued for acquisition	5,129,642	—
Common stock repurchases	(114,675)	114,675

Balance as of September 30, 2011	84,718,500	114,675

In October 2011, the Company repurchased an additional 67,569 shares of common stock for $1.1 million.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, unrealized gains and losses from securities available for sale, foreign currency translation adjustments and losses from non-controlling interests.

Comprehensive income for the periods indicated consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$31,830	$30,001	$97,411	$51,956
Foreign currency translation (loss) gain	(3,093)	21	(3,059)	67
Unrealized (loss) gain from securities available for sale, net of tax	(490)	232	(753)	(63)
Reclassification adjustment for impairment losses on securities available for sale, net of tax, previously recorded in other comprehensive income	283	251	283	503
Reversal of unrealized losses on redeemed security, net of tax	—	—	285	—

Comprehensive income	$28,530	$30,505	$94,167	$52,463
Comprehensive net loss attributable to non-controlling interests	(12)	(5)	(31)	(61)

Comprehensive income attributable to MasTec	$28,542	$30,510	$94,198	$52,524

Accumulated other comprehensive losses of $9.4 million and $6.2 million as of September 30, 2011 and December 31, 2010, respectively, are primarily attributable to unrealized losses on securities available for sale, net of tax, and foreign currency translation losses and/or gains.

Note 14 – Commitments and Contingencies

Legacy Litigation

MasTec is subject to litigation, some of which dates from the period 2001 through 2006.

Outstanding Legacy Litigation. MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the bankruptcy trust. In the third quarter of 2011, MasTec received a distribution from this trust of $1.3 million, thereby completing the matter.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately U.S. $402 million as of September 30, 2011). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The U.S. government responded and provided publicly available records but declined to execute the request to seize assets. The investigative court could, however, issue another order in the future. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. MasTec will vigorously defend against any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of potential loss to MasTec, if any, relating to this matter cannot presently be determined, and, therefore, no loss accrual has been recorded.

In addition, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Other Commitments and Contingencies

Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, was approximately $45.3 million and $33.1 million for the three months ended September 30, 2011 and 2010, respectively, and was approximately $131.0 million and $85.4 million, respectively, for the nine months ended September 30, 2011 and 2010.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit, primarily for its insurance carriers and surety bond providers. Letters of credit are also posted in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of September 30, 2011 and December 31, 2010, the Company had $89.5 million and $85.8 million, respectively, of standby letters of credit issued under its Credit Facility. The Company is not aware of any material claims relating to outstanding letters of credit as of September 30, 2011 or December 31, 2010.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2011, the estimated cost to complete projects secured by the Company’s $629.4 million in performance and payment bonds was $170.4 million. As of December 31, 2010, the estimated cost to complete projects secured by the Company’s $520.0 million in performance and payment bonds was $93.9 million.

Included in the outstanding performance and payment bonds as of both September 30, 2011 and December 31, 2010 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold by the Company in 2007. In connection with the sale of these assets, MasTec remains contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that MasTec will be required to assume certain obligations associated with these projects. As of September 30, 2011 and December 31, 2010, the remaining cost to complete the state Department of Transportation projects was immaterial.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and management believes such accruals to be adequate. As of September 30, 2011 and December 31, 2010, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $38.6 million and $36.3 million, respectively, of which $22.8 million and $22.9 million, respectively, was reflected within non-current other liabilities.

MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of both September 30, 2011 and December 31, 2010, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.5 million.

The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. As of September 30, 2011 and December 31, 2010, these letters of credit amounted to $51.4 million and $59.5 million, respectively. A portion of these letters of credit were collateralized by $18.0 million of restricted cash as of December 31, 2010. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheet, amounted to $1.8 million and $2.2 million as of September 30, 2011 and December 31, 2010, respectively. Outstanding surety bonds related to self-insurance programs amounted to $7.8 million as of September 30, 2011 and $4.6 million as of December 31, 2010.

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

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of September 30, 2011 and December 31, 2010, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Other Guarantees. In the ordinary course of its business, from time to time, MasTec guarantees the obligations of its subsidiaries , including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. MasTec also generally warrants the work it performs for a one to two year period following substantial completion of a project. MasTec has not historically accrued any reserves for potential warranty claims as they have been immaterial.

Note 15 – Concentrations of Risk

The Company had approximately 360 customers as of September 30, 2011, which included some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Revenues for customers by industry for the periods indicated are as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Communications	$477.0	55%	$348.9	55%	$1,215.9	55%	$855.1	54%
Utilities	376.1	44%	272.0	43%	987.3	44%	688.5	44%
Government	12.2	1%	11.0	2%	31.5	1%	33.7	2%

	$865.3	100%	$631.9	100%	$2,234.7	100%	$1,577.3	100%

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue from top ten customers	73%	74%	73%	73%

Revenue from specific customers:
DIRECTV®	25%	25%	23%	26%
AT&T	22%	22%	24%	19%

In addition, the Company derived 11% of its revenues for the nine months ended September 30, 2011 from El Paso Corporation.

Foreign Operations. In April 2011, the Company expanded its foreign operations through its acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. See Note 3 – Acquisitions and Other Investments for details of the Fabcor acquisition. For the three months ended September 30, 2011 and 2010, revenues of $38.5 million and $1.1 million, respectively, and for the nine months ended September 30, 2011 and 2010, revenues of $61.1 million and $3.4 million, respectively, were derived from foreign operations, the majority of which were earned in Canada, Latin America and the Caribbean. In addition, the Company held property and equipment in foreign countries of $12.5 million and $1.4 million as of September 30, 2011 and December 31, 2010, respectively.

Note 16 – Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, who was the chairman of the Neff Board of Directors through September 30, 2010, is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer. For the three and nine months ended September 30, 2010, MasTec paid Neff approximately $295,000 and $859,000, respectively, for equipment purchases, rentals and leases. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length. As of October 1, 2010, Juan Carlos Mas was no longer serving on the Neff Board of Directors.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For both the three and nine months ended September 30, 2011 and 2010, the Company paid lease payments of approximately $12,000 and $36,000, respectively, in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. For the three months ended September 30, 2011 and 2010, MasTec charged approximately $128,000 and $121,000, respectively, to the customer, and charged $345,000 and $344,000, respectively, for the nine month periods ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, $840,000 and $887,000 respectively, was included as accounts receivable from this customer. The Company also has an agreement with the same customer whereby the Company provides satellite communication services. For the three months ended September 30, 2011 and 2010, revenues relating to this customer were approximately $331,000 and $259,000, respectively, and for the nine months ended September 30, 2011 and 2010, revenues relating to this customer were approximately $938,000 and $767,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of September 30, 2011 and December 31, 2010, approximately $714,000 and $599,000, respectively, is included as trade accounts receivable from this customer.

The Company charters an aircraft from a third party, which leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec made no payments to this unrelated chartering company for the three months ended September 30, 2011. The Company paid approximately $36,000 for the nine months ended September 30, 2011 and paid $399,000 and $528,000 for the three and nine month periods ended September 30, 2010, respectively.

MasTec has a split dollar agreement with Jorge Mas. Under this agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement, and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec made no payments for the three months ended September 30, 2011. MasTec made payments of approximately $284,000 for the nine months ended September 30, 2011. No payments were made for the three or nine month periods ended September 30, 2010.

MasTec has a deferred bonus agreement with Jorge Mas. Under this agreement, which is triggered upon a change in control of MasTec, the deferred bonus is equal to the sum of the following amounts, determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. The split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jose Mas, MasTec made no payments for the three or nine months ended September 30, 2011. For the three months ended September 30, 2010, no payments were made. For the nine months ended September 30, 2010, MasTec paid $115,000 in connection with the split dollar agreements for Jose Mas.

The amount of deferred bonus that is payable upon termination of the split dollar agreement, which is triggered upon a change in control of MasTec, is equal to the sum of the following amounts, determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under the terms of such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

The Company adjusts the value of these life insurance policies each period based on their current cash surrender values. The estimated fair value of these life insurance policies of $8.3 million as of both September 30, 2011 and December 31, 2010, is included in other assets in the consolidated balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our business, financial position and results of operations as of and for the three and nine months ended September 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes contained in this Form 10-Q and the audited consolidated financial statements and accompanying notes contained in our Form 10-K for the year ended December 31, 2010.

About MasTec

We are a leading national infrastructure construction company operating mainly throughout North America across a range of industries. Our activities include the engineering, building, installation, maintenance and upgrade of energy, communication and utility infrastructure, such as: electrical utility transmission and distribution, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, wind farms, solar farms and other renewable energy, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries. Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and operate through a network of more than 370 locations and have approximately 12,200 employees as of September 30, 2011. We have consistently ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our customers include some of the leading communications and utility companies in the United States. For the quarter ended September 30, 2011, our top ten customers were DIRECTV®, AT&T, Talisman Energy, Energy Transfer Company, Mid-American Energy, Dominion Virginia Power, El Paso Corporation, Spectra Energy, DCP Midstream Partners and EQT Corporation. We have longstanding relationships and have developed strong alliances with many of our customers. We strive to maintain these customer relationships and our status as a preferred vendor. The majority of these services is provided under multi-year master service agreements and other service agreements.

Because our business is often concentrated among our major customers, our business could be negatively impacted if the amount of project work we obtain from them is reduced, or if we complete the required work on projects and cannot replace the work with similar projects. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue from top ten customers	73%	74%	73%	73%

Revenue from specific customers:
DIRECTV®	25%	25%	23%	26%
AT&T	22%	22%	24%	19%

Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for AT&T’s wireless and wireline infrastructure businesses. Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®. Refer to Note 3 – Acquisition and Other Investments in the notes to the condensed unaudited consolidated financial statements for additional information regarding our purchase option agreement with Red Ventures LLC, which could reduce future revenues from DIRECTV®. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 25% to 21%, and from 23% to 19%, of total consolidated revenue for the three and nine months ended September 30, 2011, respectively. DirectStar could exercise this option as early as March 1, 2012.

In addition, we derived 11% of our revenues for the nine months ended September 30, 2011 from El Paso Corporation.

Recent Developments

Credit Facility. In August 2011, we entered into an amended and restated credit facility, which expanded our borrowing capacity under our credit facility from $260 million to $600 million and extended the credit facility’s maturity date from May 2013 until August 2016. The amended and restated credit facility provides more favorable interest rates, pricing covenants and other improved terms as compared with our previous credit facility. Additionally, our previous credit facility was an asset-based credit facility, whereas our amended and restated credit facility is cash flow-based. The amount of borrowings available under our previous credit facility was based on a formula that could result in less than the full $260 million of borrowing capacity being available. Our amended Credit Facility allows us to borrow up to the full $600 million of availability, provided that we are in compliance with all of the terms and provisions of the Credit Facility. See Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details.

Overview of Results

Overall, third quarter revenue grew to $865.3 million, an increase of $233.4 million, or 37%, from the prior year period. Acquisitions completed during the second quarter of 2011 contributed $114.8 million, or 13% of our third quarter revenues. Organic revenue of $750.5 million grew by $118.6 million, or 19%, versus the same period in the prior year. Strong end-user demand for new technologies in the wireless and install-to-the-home industries, natural gas pipeline construction and increased levels of activity in energy transmission were key growth drivers. While overall revenue growth was strong, revenues from certain projects and areas of our business have been negatively impacted by adverse weather, general economic conditions and industry factors. Otherwise strong demand for our pipeline infrastructure services in the shale basins was hurt by severe flooding in the northeastern United States beginning in the third quarter of 2011, which negatively impacted working conditions, and decreased productivity and profitability on certain projects. In the Marcellus shale basin, severe rains began in August with Hurricane Irene, followed by Tropical Storm Lee in September. These storms, together with higher than average amounts of rainfall in the third quarter of 2011 caused severe flooding conditions. The Marcellus shale basin continues to experience above average rainfall and flooding conditions, which are expected to negatively impact fourth quarter pipeline project margins as well. In addition, our renewable project revenues have declined versus the prior year as a result of tightened access of our customers to project financing, changes to our customers’ capital spending plans and competitive pressure on pricing.

Third quarter net income and diluted earnings per share were $31.8 million and $0.36 per share, respectively, representing an increase of $1.8 million and $0.01 per share, or 6% and 3%, respectively, versus the same period in the prior year. Factors contributing to our third quarter results included revenue growth, as previously discussed, improved leveraging of general and administrative expenses as a percentage of revenue, partially offset by a decrease in our gross margin percentage. The decline in gross margin percentage resulted from a combination of factors, including new DirectStar commission arrangements effective in 2011, as well as lower third quarter margins on certain projects. Our natural gas projects in the northeastern part of the United States have been negatively affected by adverse weather conditions, as mentioned above. Wireless projects, for which revenue growth has been robust, have experienced lower margins due to contractual volume discounts, as well as from certain growth-related project inefficiencies. While we were able to meet the increased levels of demand for wireless services, we incurred higher labor and other costs in order to complete certain projects. Gross margins on renewable projects were also lower in comparison to the same period in the prior year, due in large part to lower utilization of certain overhead costs as a result of decreased revenues, as discussed above.

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications, utilities and government. Customer revenues by industry for the periods indicated were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Communications	$477.0	55%	$348.9	55%	$1,215.9	55%	$855.1	54%
Utilities	376.1	44%	272.0	43%	987.3	44%	688.5	44%
Government	12.2	1%	$11.0	2%	31.5	1%	33.7	2%

	$865.3	100%	$$631.9	100%	$2,234.7	100%	$1,577.3	100%

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

We recognize revenue on long-term construction contracts on a percentage of completion basis. Some of our long-term construction projects are pursuant to master service or other service agreements. Under fixed price contracts, revenues are recognized as work on the contract progresses using the cost-to-cost method. Under this method, revenue is recognized based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Fixed price contracts generally include retainage provisions under which a percentage of the contract price is withheld until the project has been completed and the work has been accepted by our customer. For projects that are of a short-term nature, primarily under master service or other service agreements, revenue is recognized when units are completed or when the related services are performed.

Almost two-thirds of our revenues are derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service agreements and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenues by type of contract for the periods indicated were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Master service and other service agreements	$540.7	62%	$362.0	57%	$1,340.1	60%	$891.7	57%
Installation/construction project agreements	324.6	38%	269.9	43%	894.6	40%	685.6	43%

	$865.3	100%	$631.9	100%	$2,234.7	100%	$1,577.3	100%

As shown in the table above, 38% of our third quarter 2011 revenues were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Backlog

Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our business as of the periods indicated (in millions):

	As of September 30, 2011 (1)	As of December 31, 2010 (1)
Estimated 18-month backlog	$3,091.8	$2,354.5

(1)	Our 18-month backlog estimates as of September 30, 2011 and December 31, 2010 do not include approximately $300 million of revenues from a project we have been awarded that is subject to financing contingencies.

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

Results of Operations

Economic, Industry and Market Factors

Despite the results we have achieved for the nine months ended September 30, 2011, we recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effect that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is often a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as tightened access to capital for customers in the industries we serve and/or changes to our customers’ capital spending plans, can result, and have resulted, in decreased levels of demand in certain portions of our business. In addition, we operate in an industry affected by market and regulatory impacts beyond our control. Changes in technology, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. Fluctuations in market prices for oil, gas and other fuel sources can also impact demand for our pipeline and renewable energy construction services. We actively monitor economic, industry and market factors affecting our business, however, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.

Impact of Seasonality and Cyclical Nature of Business

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, in particular, for large non-recurring projects, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the best of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budget before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations. See “Overview of Results” above for discussion of the negative impact on our productivity and margins of severe flooding in the northeastern United States beginning in the third quarter of 2011.

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

Gross Margin

Gross margin is our gross profit expressed as a percentage of revenues. Costs of revenues, which is subtracted from revenues to obtain gross profit, consists principally of salaries, employee wages and benefits, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Factors impacting our gross margin include:

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

Seasonality, Weather and Geographic Mix. As discussed above, seasonal patterns can have a significant impact on margins. Generally, business is slower at the beginning of the year. Adverse or favorable weather conditions can impact margins in a given period. For example, extended periods of rain or snowfall can negatively impact revenues and margins as a result of reduced productivity from projects being delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably impact margins. In addition, the mix of business conducted in different parts of the country can affect margins due to geographic characteristics associated with the physical location where the work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

General and Administrative Expense

General and administrative expenses consist principally of compensation and benefit expenses, travel expenses and related costs for our finance, benefits and risk, legal, facilities, information services and executive personnel. General and administrative expenses also include outside professional and accounting fees, transaction expenses, expenses associated with information technology used in administration of the business and various forms of insurance.

Interest Expense, Net

Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, debt discount and investor fee accretion associated with our new senior convertible notes, line of credit and letter of credit fees, offset by interest earned on cash, cash equivalents and fixed income investments.

Other Expense (Income), Net

Other expense (income), net, generally consists of gains or losses from sales of assets and investments, income or losses from equity method investments, gains or losses from foreign currency transactions and other-than-temporary impairment losses recognized in connection with our available for sale auction rate securities. Other expense (income), net, also includes the gain on remeasurement of our equity investment in EC Source, which was acquired in the second quarter of 2011.

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

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Revenue	$865,313	100.0%	$631,947	100.0%	$2,234,746	100.0%	$1,577,291	100.0%
Costs of revenue	744,965	86.1%	528,579	83.6%	1,916,698	85.8%	1,334,775	84.6%

Gross profit	$120,348	13.9%	$103,368	16.4%	$318,048	14.2%	$242,516	15.4%
Depreciation and amortization	19,858	2.3%	14,796	2.4%	53,552	2.4%	43,183	2.7%
General and administrative expenses	39,419	4.6%	30,846	4.9%	109,478	4.9%	89,501	5.7%
Interest expense, net	8,949	1.0%	7,255	1.1%	25,116	1.1%	21,899	1.4%
Other expense (income), net	593	0.0%	(228)	(0.0)%	(29,137)	(1.3)%	65	0.0%

Income before provision for income taxes	$51,529	6.0%	$50,699	8.0%	$159,039	7.1%	$87,868	5.6%
Provision for income taxes	(19,699)	(2.3)%	(20,698)	(3.3)%	(61,628)	(2.7)%	(35,912)	(2.3)%

Net income	$31,830	3.7%	$30,001	4.7%	$97,411	4.4%	$51,956	3.3%
Net loss attributable to non-controlling interests	(12)	(0.0)%	(5)	(0.0)%	(31)	(0.0)%	(61)	(0.0)%

Net income attributable to MasTec	$31,842	3.7%	$30,006	4.7%	$97,442	4.4%	$52,017	3.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue. Our revenue was $865.3 million for the three months ended September 30, 2011, as compared with $631.9 million for the same period in 2010, representing an increase of $233.4 million or 36.9%. Of this increase, $114.8 million, or 49%, was attributable to businesses acquired during the second quarter of 2011. Revenues were favorably impacted by wireless, pipeline, install-to-the-home and energy transmission customers. Key customers driving growth in the third quarter of 2011 included DIRECTV®, AT&T, Energy Transfer Company and Talisman Energy. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded higher revenues from wireless projects in the third quarter of 2011 as compared with 2010. This growth was partially offset by pricing discounts on certain wireless projects that became effective in the first quarter of 2011. Pipeline revenues increased in the third quarter of 2011, driven by robust demand for pipeline infrastructure in the various natural gas shale basins, although severe flooding in the northeastern United States hurt our pipeline projects in the Marcellus shale basin. Install-to-the-home and energy transmission project activity was also strong in the third quarter of 2011. Our growth in wireless, pipeline, energy transmission and install-to-the-home activities was partially offset by lower levels of activity in renewable energy as a result of tightened access of our customers to project financing and delays resulting from changes to our customers’ capital spending projects.

Costs of revenue. Our costs of revenue were $745.0 million, or 86.1% of revenue, for the three months ended September 30, 2011, as compared with $528.6 million, or 83.6% of revenue, for the corresponding period in 2010, an increase of approximately $216.4 million, or 40.9%. The dollar increase is attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue increased 250 basis points. The basis point increase was driven by several factors, including an increase in certain commissions paid by DirectStar and the impact of pricing discounts on certain wireless projects. Wages, including subcontractor costs, have also increased as a percent of revenue due to changes in our project mix, as well as from higher costs on certain of our wireless, pipeline and renewable projects. Higher labor costs on wireless projects resulted from certain growth-related project inefficiencies. Certain pipeline projects incurred higher costs as a result of adverse weather conditions in the northeastern part of the United States, beginning with Hurricane Irene in August, followed by Tropical Storm Lee in September. These storms, together with higher than average amounts of rainfall in the third quarter of 2011, caused severe flooding conditions. The Marcellus shale basin continues to experience above average rainfall and flooding conditions, which is expected to negatively impact fourth quarter pipeline project margins as well. Our renewable projects have been negatively impacted by lower levels of utilization as a result of decreased revenues, as discussed above, as well as from competitive pressure on pricing. Fuel costs also increased, driven by higher fuel prices and increased levels of fuel consumption to support growth in project work. These cost increases were partially offset by a reduction in material costs as a percent of revenue due to our mix of project revenues.

Depreciation and amortization. Depreciation and amortization was $19.9 million for the three months ended September 30, 2011, as compared with $14.8 million for the same period in 2010, representing an increase of $5.1 million, or 34.2%. The increase was driven by $3.1 million of acquisition-related depreciation and amortization, as well as higher organic business depreciation expense. The increase in organic business depreciation expense resulted from current year capital spending, primarily on pipeline and wireless projects, as well as from an increase in depreciation expense on certain equipment held under capital leases, which had previously been held under operating leases. The increase in depreciation expense from the lease reclassification was offset by a decrease in rent expense, which is recorded within costs of revenue. See Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. Higher depreciation expense was partially offset by a decrease in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $39.4 million, or 4.6% of revenue, for the three months ended September 30, 2011, as compared with $30.8 million, or 4.9% of revenue, for the same period in 2010, representing an increase of $8.6 million, or 27.8%. The dollar increase resulted largely from higher labor and other administrative costs associated with our recently acquired businesses, as well as from organic business growth. Acquisition-related transaction costs also contributed to increased general and administrative expenses. As a percentage of revenue, general and administrative expenses decreased 30 basis points. This decrease was attributable to improved leveraging of overall administrative labor and other costs, which increased at a lower rate than the increase in revenue for the corresponding period.

Interest expense, net. Interest expense, net of interest income, was $8.9 million, or 1.0% of revenue, for the three months ended September 30, 2011, as compared with $7.3 million, or 1.1% of revenue, for the same period in 2010, representing an increase of approximately $1.7 million. This increase is largely attributable to $1.2 million of accretion expense associated with our New Notes as well as an increase in interest expense related to our Credit Facility. As of September 30, 2011, we had $27.0 million of outstanding revolving loans, $89.5 million of outstanding letters of credit and $483.5 million of remaining availability under our amended Credit Facility. See discussion below under “Credit Facility” for additional details.

Other expense (income), net. Other expense, net, was $0.6 million for three months ended September 30, 2011, as compared with other income, net, of $0.2 million for the three months ended September 30, 2010. The increase in other expense, net, is largely attributable to losses on sales of assets, as compared with gains on sales of assets in the prior year period.

Income taxes. Income taxes were $19.7 million for the three months ended September 30, 2011, as compared with $20.7 million for the three months ended September 30, 2010, representing a decrease of $1.0 million. This decrease resulted from a lower tax rate. Our effective tax rate was 38.2% for the three months ended September 30, 2011, as compared with an effective tax rate of 40.8% for the three months ended September 30, 2010. The lower current year tax rate is principally attributable to higher utilization of certain tax deductions for which we first became eligible during 2010. Prior to 2011, these deductions were available to us only on a limited basis as we were benefiting from the use of net operating loss carryforwards.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue. Our revenue was $2.2 billion for the nine months ended September 30, 2011, compared to $1.6 billion for the same period in 2010, representing an increase of $657.5 million, or 41.7%. Of this increase, $152.7 million, or 23%, was attributable to businesses acquired during the second quarter of 2011. Revenues were favorably impacted by wireless, pipeline, install-to-the-home and energy transmission customers. Key customers driving growth in the nine months of 2011 included AT&T, El Paso Corporation, DIRECTV® and Energy Transfer Company. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded higher revenues from wireless projects in 2011 as compared with 2010. This growth was partially offset by pricing discounts on certain wireless projects that became effective in the first quarter of 2011. Pipeline revenues increased for the nine months ended September 30, 2011, driven by continued execution of a large pipeline project with El Paso Corporation, as well as from other pipeline projects in the various natural gas shale basins. Install-to-the-home and energy transmission project activity has also been strong in 2011. Revenue growth in wireless, pipeline, energy transmission and install-to-the-home activities was partially offset by the negative impact of adverse weather conditions on certain pipeline projects and by lower levels of activity on renewable energy projects. Severe flooding in the northeastern United States hurt our pipeline projects in the Marcellus shale basin. In addition, our renewable energy project revenues have declined versus the prior year as a result of tightened access of our customers to project financing and delays resulting from changes to our customers’ capital spending projects.

Costs of Revenue. Our costs of revenue were $1.9 billion, or 85.8% of revenue, for the nine months ended September 30, 2011, compared to $1.3 billion, or 84.6% of revenue, for the corresponding period in 2010, a $581.9 million, or 43.6%, increase. The dollar increase is attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue increased 120 basis points. The basis point increase was driven by several factors, including an increase in certain commissions paid by DirectStar and the impact of pricing discounts on certain wireless projects. Wages, including subcontractor costs, and equipment rental expense increased as a percent of revenue due to changes in our project mix as well as from higher costs on certain of our wireless, pipeline and renewable projects. Higher labor costs on wireless projects resulted from certain growth-related project inefficiencies. Certain pipeline projects incurred higher costs as a result of adverse weather conditions in the northeastern part of the United States, beginning with Hurricane Irene in August, followed by Tropical Storm Lee in September. These storms, together with higher than average amounts of rainfall in the third quarter of 2011, caused severe flooding conditions. The Marcellus shale basin continues to experience above average rainfall and flooding conditions, which is expected to negatively impact fourth quarter pipeline project margins as well. Our renewable projects have been negatively impacted by lower levels of utilization as a result of decreased revenues, as discussed above, as well as from competitive pressure on pricing. Fuel costs also increased, driven by higher fuel prices and increased levels of fuel consumption to support growth in project work. These cost increases were partially offset by a reduction in material costs as a percent of revenue due to our mix of project revenues.

Depreciation and amortization. Depreciation and amortization was $53.6 million for the nine months ended September 30, 2011, as compared with $43.2 million for the same period in 2010, representing an increase of $10.4 million, or 24.0%. The increase was driven by $5.7 million of acquisition-related depreciation and amortization, as well as higher organic business depreciation expense. The increase in organic business depreciation expense resulted from current year capital spending, primarily on pipeline and wireless projects, as well as from an increase in depreciation expense on certain equipment held under capital leases, which had previously been held under operating leases. The increase in depreciation expense from the lease reclassification was offset by a decrease in rent expense, which is recorded within costs of revenue. See Note 9 – Debt in the notes to the unaudited condensed consolidated financial statements for additional details. Increased depreciation expense for the nine months ended September 30, 2011 was partially offset by a decrease in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $109.5 million, or 4.9% of revenue, for the nine months ended September 30, 2011, as compared with $89.5 million, or 5.7% of revenue, for the same period in 2010, representing an increase of $20.0 million, or 22.3%. The dollar increase resulted largely from higher labor and other costs associated with our recently acquired businesses, as well as from organic business growth. Acquisition-related transaction costs also contributed to higher general and administrative expenses. As a percentage of revenue, general and administrative expenses decreased approximately 80 basis points. This decrease was attributable to improved leveraging of overall administrative labor and other costs, which increased at a lower rate than the increase in revenue for the corresponding period.

Interest expense, net. Interest expense, net of interest income, was $25.1 million, or 1.1% of revenue, for the nine months ended September 30, 2011, as compared with $21.9 million, or 1.4% of revenue, for the same period in 2010, representing an increase of $3.2 million. This increase was largely attributable to $3.0 million of accretion expense associated with our New Notes and an increase in interest expense related to our Credit Facility. These increases were partially offset by a decrease in interest expense on equipment notes. In the fourth quarter of 2010, we refinanced $13.4 million of 7.05% equipment notes with a new equipment note bearing interest at approximately 3.53% per annum.

Other (income) expense, net. Other income, net, was $29.1 million for nine months ended September 30, 2011, as compared with other expense, net, of $0.1 million for the nine months ended September 30, 2010. The increase in other income, net, is largely attributable to a $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. Excluding this gain, other income, net, increased by $0.2 million.

Income taxes. Income taxes were $61.6 million for the nine months ended September 30, 2011, as compared with $35.9 million for the nine months ended September 30, 2010, representing an increase of $25.7 million. This increase is primarily due to higher taxable income, partially offset by the impact of a lower tax rate. Our effective tax rate was 38.8% for the nine months ended September 30, 2011 as compared with an effective tax rate of 40.9% for the nine months ended September 30, 2010. The lower current year tax rate is principally attributable to higher utilization of certain tax deductions for which we first became eligible during 2010. Prior to 2011, these deductions were only available to us on a limited basis as we were benefiting from the use of net operating loss carryforwards.

Diluted Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted weighted average shares outstanding	89,317	90,507	86,931	90,539

Our diluted share count for the three and nine months ended September 30, 2011 was impacted by several factors as compared with the same periods in 2010. The exchange of 94% of our Original Notes for our New Notes in the first quarter of 2011 resulted in fewer diluted shares outstanding during the period ended September 30, 2011 as compared with the same periods in the prior year. The decrease as a result of the debt exchange was partially offset by the issuance of 5.1 million shares in connection with the EC Source business combination and the issuance of 1.9 million shares in connection with a purchase agreement amendment for one of our historical acquisitions. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as Note 2 – Earnings Per Share and Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional details.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), adjusted net income and adjusted diluted net income per share. We believe these non-U.S. GAAP measures provide meaningful information in understanding our financial results and assessing our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and diluted net income per share. These non-U.S. GAAP financial measures reflect an additional way of viewing an aspect of our operations that, when viewed with our U.S. GAAP results and the below reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is a non-U.S. GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA is calculated as EBITDA excluding the $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. We use Adjusted EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers Adjusted EBITDA to be an indicator of our ability to generate cash, which can be used to measure our ability to service debt, fund capital expenditures and expand our business.

Interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During the first quarter of 2011, our interest expense increased due to the inclusion of accretion expense associated with our New Notes, which contain an optional physical, cash or combination conversion feature. Issuers of convertible debt instruments that can be settled in cash or other assets on conversion are required to separately account for the liability and equity components of the instrument in a manner that reflects what the entity’s borrowing rate would have been on identical, nonconvertible debt as of the instrument’s issuance date. As a result, we separated the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. We discounted the values of the New Notes at an estimated rate of 6.73%. The resulting debt discount will be accreted to interest expense over the remaining terms of the New Notes using the effective interest method, which will increase interest expense above the New Notes’ 4.0% and 4.25% cash coupon interest rates.

Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, in 2011 our effective tax rate for the nine months ended September 30, 2011 decreased to 38.8% from 40.9% for the same period in the prior year. The decrease in our tax rate is attributable to an increase in our ability to utilize certain tax deductions.

Depreciation and amortization can affect comparability because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and depreciation and amortization expense among companies.

Adjusted EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. Adjusted EBITDA is also not defined above as it is in our senior secured credit facility or in the indentures governing our notes; therefore, Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of Adjusted EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Adjusted EBITDA Reconciliation:
Net income	$31.8	3.7%	$30.0	4.7%	$97.4	4.4%	$52.0	3.3%
Gain from remeasurement of equity interest in acquiree	—	0.0%	—	0.0%	(29.0)	(1.3)%	—	0.0%
Interest expense, net	8.9	1.0%	7.3	1.1%	25.1	1.1%	21.9	1.4%
Provision for income taxes	19.7	2.3%	20.7	3.3%	61.6	2.7%	35.9	2.3%
Depreciation and amortization	19.9	2.3%	14.8	2.4%	53.6	2.4%	43.2	2.7%

Adjusted EBITDA	$80.3	9.3%	$72.8	11.5%	$208.7	9.3%	$153.0	9.7%

Adjusted Net Income and Adjusted Diluted Net Income Per Share

Management believes adjusted net income and adjusted diluted net income per share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business. The following table presents adjusted net income and adjusted diluted net income per share for the stated period:

Nine Months Ended September 30, 2011
Adjusted net income (in millions)	$79.7

Adjusted diluted net income per share	$0.92

The tables below reconcile the non-U.S. GAAP financial measures, adjusted net income and adjusted diluted net income per share, with the most directly comparable U.S. GAAP financial measures, reported net income and reported diluted net income per share. The table below may contain slight summation differences due to rounding.

	Nine Months Ended September 30, 2011
	Net Income Attributable to MasTec (in millions)	Diluted Net Income Attributable to MasTec per Diluted Share
Reported U.S. GAAP measure	$97.4	$1.13
Gain on remeasurement of equity interest in acquiree (a)	(17.7)	(0.20)

Adjusted non-U.S. GAAP measure	$79.7	$0.92

(a)	Represents the after tax gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. The tax effect was calculated using the consolidated effective tax rate for the respective period.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our Credit Facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or outstanding shares of our common stock in the future.

Capital Expenditures. We estimate that we will spend approximately $65 million in 2011 on capital expenditures. The increase of approximately $35 million as compared with 2010 is due to increased activity levels in 2011, in particular, on pipeline and wireless projects, as well as capital expenditures associated with businesses acquired in 2011. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our expected capital expenditures may increase or decrease in the future. In January 2011, we modified the terms of certain of our equipment operating leases. The modifications led to a change in classification of the corresponding leases from operating to capital leases. As a result, $23.4 million of capital lease assets and corresponding capital lease obligations were recorded as of January 1, 2011. We also expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made either in cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations recorded as liabilities as of September 30, 2011 is approximately $90.4 million, of which $49.2 million was added during the nine months ended September 30, 2011 for our 2011 acquisitions. Potential future earn-out obligations, for acquisitions beginning with the acquisition of Precision Pipeline LLC, are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. See Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for details. For the three months ended September 30, 2011 and 2010, we made cash payments of $7.7 million and $9.3 million, respectively, related to earn-out obligations. For the nine months ended September 30, 2011 and 2010, we made cash payments of $44.7 million and $34.1 million, respectively, related to earn-out obligations.

Income Taxes. Our cash tax payments increased from $0.7 million to $9.9 million for the three month periods ended September 30, 2010 and 2011, respectively, and from $3.5 million to $18.6 million for the nine month periods ended September 30, 2010 and 2011, respectively. Our cash tax payments have increased in 2011 as we utilized substantially all of our available net operating loss carryforwards in the fourth quarter of 2010.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slowest in the first quarter of each calendar year and we generally experience seasonal working capital needs from approximately April through October to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Timing of project close-outs can also contribute to increases or decreases in unbilled revenue. Our billing terms are generally net 30 days, and some of our contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to specified amounts. Vendor terms are generally 30 days. Certain agreements with subcontractors contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Debt Service. As of September 30, 2011, our common stock trading price exceeded the $15.76 and $15.48 conversion prices of our outstanding 4.0% and 4.25% senior convertible notes, respectively. Currently, we intend to settle the principal amounts of our New Notes upon any conversion thereof in cash. As of September 30, 2011, we had outstanding $202.3 million aggregate principal amount of our New Notes. Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility. See Credit Facility discussion for additional details If we were required to settle conversions of our New Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Summary of Financial Condition, Liquidity and Capital Resources

General U.S. and global economic conditions have not had a significant impact on our overall financial position, results of operations or cash flows for the three or nine months ended September 30, 2011, however, severe weather conditions beginning in the third quarter of 2011 have hurt our productivity and margins. See “Overview of Results” for related discussion. Given the generally good credit quality of our customer base, we do not expect collections issues to materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall market and economic conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of September 30, 2011, we had $279.4 million in working capital, defined as current assets less current liabilities, compared to $235.1 million as of December 31, 2010, an increase of $44.3 million. Cash and cash equivalents of $16.4 million as of September 30, 2011 decreased by $161.2 million from cash and cash equivalents of $177.6 million as of December 31, 2010. Cash and cash equivalents as of December 31, 2010 included approximately $18.0 million of restricted cash related to collateral for certain letters of credit, which was invested in certificates of deposit with maturities of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Nine Months Ended September 30,
	2011	2010
Net cash (used in) provided by operating activities	$(40.4)	$100.7
Net cash used in investing activities	(133.6)	(47.7)
Net cash provided by (used in) financing activities	12.8	(21.7)

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collection of receivables and the settlement of payables and other obligations. A portion of working capital assets are typically converted to cash in the first quarter. Conversely, working capital needs generally grow from April through October due to the seasonality of our business. Net cash used in operating activities of $40.4 million for the nine months ended September 30, 2011 increased by $141.1 million, from $100.7 million of cash provided by operating activities for the same period in the prior year. The increase in cash used in operating activities was principally driven by net changes in working capital assets and liabilities, partially offset by higher net income. For the nine months ended September 30, 2011, growth in certain working capital assets and liabilities, such as accounts receivable, unbilled revenue and accounts payable, increased at a higher rate than in the same period in the prior year, as discussed below. Additionally, billings in excess of costs and earnings, the balance of which is driven by timing of project activity and related contractual terms, decreased by $61.9 million for the nine month period ended September 30, 2011, as compared with an increase of $48.0 million for the same period in the prior year.

Growth in accounts receivable and unbilled revenue was driven by several factors, certain of which have resulted in a higher days sales outstanding versus the same period in the prior year. Among the factors contributing to growth in accounts receivable and unbilled revenue are: revenue growth, timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in our project mix, in addition to increased lead times on certain project billings for wireless projects, has resulted in an increase in days sales outstanding. We are actively working to reduce our backlog of wireless project billings and do not anticipate issues as to the ultimate collection of receivables. Inventory balances have increased to support growth in our wireless business. Accounts payable and accrued expenses increased as a result of higher payroll and project expenses as well as timing of related disbursements.

Investing Activities. Net cash used in investing activities increased by $85.9 million to $133.6 million for the nine months ended September 30, 2011, from $47.7 million for the same period in 2010. The increase was primarily driven by an increase in cash used for acquisitions and payments of earn-out obligations, as well as an increase in capital expenditures. As discussed in Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements, during 2011, we acquired certain businesses. Purchase price consideration for these acquisitions included approximately $40.7 million in cash, net of cash acquired, including the assumption of $12.1 million of debt that was repaid immediately. The increase in capital expenditures includes capital spending associated with increased activity levels, primarily from pipeline and wireless projects, as well as from acquisition-related capital expenditures for businesses acquired in 2011. The increase in cash paid for acquisitions and capital expenditures was partially offset by the receipt of $4.6 million of proceeds from the redemption of one of our auction rate securities. See Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements for details.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 was $12.8 million, as compared with $21.7 million of cash used in financing activities for the nine months ended September 30, 2010. The $34.6 million decrease in cash used in financing activities was driven principally by $27.0 million of net proceeds from our Credit Facility and $15.9 million of proceeds from stock option exercises and related excess tax benefits. During 2011, approximately 1.1 million stock options were exercised for cash proceeds of approximately $11.9 million, as compared with cash proceeds from stock options of $1.2 million for the same period in 2010. The decrease in cash used in financing activities was partially offset by the payments during 2011 of $1.9 million for common stock repurchases and $6.1 million of financing costs related to our Credit Facility amendment and debt exchange transaction, both of which took place in 2011.

Credit Facility

In August 2011, we entered into an amendment to our previous credit facility which amended and restated our previous credit facility in its entirety, expanded maximum available borrowing capacity from $260 million to $600 million and extended the maturity date from May 2013 until August 2016.

The amended credit facility (the “Credit Facility”) provides for a $600 million senior secured revolving credit facility maturing on August 22, 2016. Up to $350 million of the Credit Facility is available for the issuance of letters of credit. Subject to the conditions and terms specified in the Credit Facility, we have the option to increase the revolving commitments and/or establish additional term loan tranches from time to time in an aggregate amount of up to $200 million. Borrowings under the Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness; however, the Credit Facility restricts the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2017 and senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.

The Credit Facility requires that we maintain a consolidated leverage ratio (as defined in the Credit Facility) at or below 3.50 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) at or above 3.00 to 1.00. Subject to customary exceptions, the Credit Facility also limits our ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock.

Following the date on which we deliver our financial information to the lenders for the quarter ending March 30, 2012 (the “Interest Adjustment Date”), amounts borrowed under the Credit Facility will bear interest, at our option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on our consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, (which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on our consolidated leverage ratio as of the most recent fiscal quarter. Prior to the Interest Adjustment Date, the margin for eurocurrency rate loans will be fixed at 2.00%, and the margin for base rate loans will be fixed at 1.00%. Following the Interest Adjustment Date, financial standby letters of credit and commercial letters of credit issued under the Credit Facility will be subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit will be subject to a letter of credit fee of 0.75% to 1.25%, based on our consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 2.00% and 1.00% respectively. We must also pay a commitment fee to the lenders on any unused availability under the Credit Facility which fee, following the Interest Adjustment Date, will be equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 0.35%.

As of September 30, 2011, we had outstanding revolving loans of $27.0 million and approximately $89.5 million of letters of credit issued under our Credit Facility. The remaining $483.5 million of Credit Facility borrowing capacity was available for revolving loans or up to $260.5 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of September 30, 2011, interest on outstanding revolving loans accrued at a rate of 4.25% per annum and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as defined above. The unused facility fee as of September 30, 2011 was 0.35%.

The Credit Facility is guaranteed by most of our U.S. subsidiaries, and it is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly-owned subsidiaries and a pledge of the outstanding equity interests in certain of our operating subsidiaries. The Credit Facility also provides for customary events of default and carries cross-default provisions with our other significant debt instruments, including our indemnity agreement with our surety provider, as well as customary remedies upon an event of default (as defined in the Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.

Based upon current availability under our Credit Facility, our liquidity and our anticipated cash flow, we believe we will be in compliance with the Credit Facility’s terms and conditions and the minimum availability requirements for the next twelve months. We are dependent upon borrowings and letters of credit under the Credit Facility to fund operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available on commercially reasonable terms, or at all.

Cash Overdrafts

On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not available for sweep into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts, and, with the exception of cash balances maintained by certain operating subsidiaries that are not available for sweep, there are no other restrictions on the transfer of cash associated with our depository accounts. As of September 30, 2011, cash overdrafts totaled $22.7 million.

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our Original 4.0% Notes and $97.0 million of our Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes, respectively, for an exchange fee of approximately 50 basis points, or approximately $1 million. In connection with the exchange, transaction costs of approximately $0.7 million have been recognized within general and administrative expenses, of which $0.5 million was recognized during the quarter ended December 31, 2010. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical, cash or combination settlement feature and contain certain conditional conversion features. During 2011, an immaterial principal amount of Original Notes was converted into shares of our common stock. As of September 30, 2011, $12.7 million principal amount of the Original Notes remains outstanding.

Because the New Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Notes are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the new 4.0% notes or the $15.48 conversion price for the new 4.25% notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Notes for the three and nine months ended September 30, 2011. This resulted in the inclusion of 2.7 million and 2.4 million premium shares in our diluted share count for the three and nine months ended September 30, 2011, respectively, as compared to 13.0 million and 12.4 million shares included in our diluted share count for the three and nine months ended September 30, 2010, respectively, for the corresponding principal amounts of Original Notes. The reduction in our diluted share count for the three and nine month periods ended September 30, 2011 was partially offset by a reduction of $1.2 million and $3.5 million, respectively, in the after-tax interest addback associated with the Original Notes under the “if-converted” method of accounting, as well as the inclusion of $0.7 million and $1.9 million, respectively, of after-tax accretion expense associated with the New Notes for the three and nine month periods ended September 30, 2011. See Note 2 – Earnings Per Share and Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.

Notwithstanding our present intention to settle conversions of our New Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility, which restricts the repurchase or prepayment of certain unsecured indebtedness, including the Company’s senior notes due 2017 and senior convertible notes due 2014, unless the Company has at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.

If we were required to settle conversions of our New Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Old Senior Convertible Notes. In November 2009, we issued $100 million of 4.25% senior convertible notes due December 15, 2014 in a private placement. Of this amount, $97.0 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of new senior convertible notes in connection with our debt exchange as discussed above. The senior convertible notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year, commencing on June 15, 2010. On or prior to December 12, 2014, holders may convert their notes into shares of our common stock at an initial conversion rate of 64.6162 shares of our common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes.

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

Senior Notes

As of September 30, 2011, we had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our 7.625% senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries.

Acquisition Debt

Equipment Term Loan. In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. In October 2010, we repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. The 3.5267% equipment term loan is payable in 36 monthly installments, maturing in 2013 and is secured by most of Pumpco’s existing equipment and guaranteed by MasTec. As of September 30, 2011, $9.6 million was outstanding on this equipment term loan.

Other Acquisition Related Debt. During the second quarter of 2011, we assumed approximately $26.0 million of debt and capital lease obligations in connection with certain acquisitions, of which $12.1 million was repaid immediately. As of September 30, 2011, approximately $10.2 million of this assumed debt remains outstanding. Certain equipment debt related to these acquisitions is secured by the financed equipment. In addition, we assumed approximately $34 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Precision Pipeline LLC and Precision Transport Company, LLC in November 2009, and, in connection with the acquisition of Wanzek Construction, Inc. in December 2008, we assumed approximately $15 million of its debt. As of September 30, 2011, $16.1 million remains outstanding on the Precision and Wanzek acquisition related debt described above.

Except for one note with an immaterial principal balance as of September 30, 2011, there are no financial covenants associated with the acquisition debt described above.

Debt Guarantees and Covenants

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

We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of September 30, 2011.

Auction Rate Securities

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of September 30, 2011, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $13.6 million. Cumulative unrealized losses, net of unrealized gains, totaled $1.1 million as of September 30, 2011, which are recorded in other comprehensive income, net of applicable income taxes.

Structured Finance Auction Rate Securities. As discussed in Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements, following the sale of two of our three structured finance auction rate securities in the fourth quarter of 2010, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance security. Accordingly, subsequent declines in this security’s cost basis have been recognized in earnings, whereas increases will be recorded in other comprehensive income, net of applicable income taxes. For both the three and nine months ended September 30, 2011, we recognized $0.5 million of other-than-temporary impairment losses in earnings. As of September 30, 2011, this security’s par value and cost basis were $5.0 million and $1.8 million, respectively.

Student Loan Auction Rate Securities. As of September 30, 2011, our student loan auction rate securities have a par value and cost basis of $12.9 million. As discussed in Note 7 – Securities Available for Sale in the notes to the condensed unaudited consolidated financial statements, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million during the second quarter of 2011. In connection with the redemption, $0.4 million of cumulative unrealized losses and its corresponding tax impact were eliminated from other comprehensive income. We continue to have intent to hold, and more likely than not, will not be required to sell our remaining student loan auction rate securities until maturity or until their par value can be recovered. Cumulative gross unrealized losses on these securities, which are included as a component of other comprehensive income, total $1.1 million, or $0.7 million, net of applicable income taxes, as of September 30, 2011.

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

Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, was approximately $45.3 million and $131.0 million, respectively, for the three and nine months ended September 30, 2011.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit, primarily for our insurance carriers and surety bond providers. Such letters of credit are generally issued by a bank or similar financial institution. Letters of credit are also posted in support of performance under certain contracts. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of September 30, 2011, we had $89.5 million of standby letters of credit issued under our Credit Facility. We are not aware of any material claims relating to outstanding letters of credit as of September 30, 2011 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces the borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. In August 2010, we increased our performance bonding capacity to accommodate growth in our businesses with bonding requirements. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. As of September 30, 2011, the estimated cost to complete projects secured by our $629.4 million in performance and payment bonds was $170.4 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Included in our outstanding performance and payment bonds as of September 30, 2011 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, we remain contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increases the likelihood that we will be required to assume certain obligations associated with these projects. As of September 30, 2011, the remaining cost to complete the state Department of Transportation projects was immaterial.

Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of September 30, 2011, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $38.6 million, of which $22.8 million was reflected within non-current other liabilities.

We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of September 30, 2011, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.5 million.

We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of September 30, 2011, these letters of credit amounted to $51.4 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the consolidated balance sheet, amounted to $1.8 million as of September 30, 2011. Outstanding surety bonds related to self-insurance programs amounted to $7.8 million as of September 30, 2011.

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

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of September 30, 2011, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

Other Guarantees. In the ordinary course of business, from time to time, we guarantee the obligations of our subsidiaries, including obligations under certain contracts with customers, certain lease obligations and in some states, obligations in connection with obtaining contractors’ licenses. We also generally warrant the work we perform for a one to two year period following substantial completion of a project. We have not historically accrued any reserves for potential warranty claims as they have been immaterial.

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. Although we did experience increases in these costs in the third quarter of 2011 as compared with 2010, the increases in labor and material costs were primarily due to revenue growth, changes in business mix, and for labor costs, productivity levels on certain project work. Fuel costs have increased versus the same period in 2010 due to higher prices as well as to revenue growth and business mix. The price of fuel is subject to unexpected fluctuations from events outside of our control, including geopolitical events and fluctuations in global supply and demand. Significant fuel price increases could adversely impact our operating results in the future. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on outstanding revolving loans under our Credit Facility currently accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2.00%, or a base rate, as defined in the Credit Facility, plus a margin of 1.00%. As of September 30, 2011, interest on outstanding revolving loans accrued at a rate of 4.25% per annum. Interest on letters of credit issued under our Credit Facility currently accrues at either 1% or 2% per annum, based on the type of letter of credit issued, as defined in the Credit Facility.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $13.5 million 3.5267% equipment term loan.

Foreign Currency Risk

In April 2011, we expanded our foreign operations through our acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. As of September 30, 2011, we had operations in certain foreign countries, including Canada, Latin America and the Caribbean. For the nine months ended September 30, 2011, we had foreign currency translation losses of $3.1 million, which were recorded as a component of other comprehensive income. Due to the recent acquisition of Fabcor and/or if we otherwise expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of September 30, 2011. The actual net default rate as of September 30, 2011 was 4.89%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes or credit card receivable notes. For both the three and nine months ended September 30, 2011, $0.5 million of other-than-temporary impairment losses were recognized in earnings on our structured finance security, with a corresponding reduction in its cost basis. As of September 30, 2011, we hold $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $13.6 million. Cumulative unrealized losses related to our student loan auction rate securities total $1.1 million as of September 30, 2011, which are recorded in other comprehensive income, net of applicable income taxes. During the second quarter of 2011, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million. In connection with the redemption, $0.4 million of cumulative unrealized losses, along with its corresponding tax impact were eliminated from other comprehensive income.

See Note 7 - Securities Available for Sale in the notes to condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

Some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of the United States. As a result, we experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes could also have, and have had, a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could result in a decline in results of operations, cash flows and liquidity. For example, the northeastern United States has been negatively affected by severe flooding beginning in the third quarter of 2011. Severe rains began in August of 2011 with Hurricane Irene, followed by Tropical Storm Lee in September. These storms, together with higher than average amounts of rainfall in the third quarter of 2011 caused severe flooding conditions, which have hurt productivity and profitability on certain pipeline projects in the Marcellus shale basin. The Marcellus shale basin has continued to experience above average rainfall and flooding in the fourth quarter of 2011, which is expected to negatively impact fourth quarter pipeline project margins as well.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the three months ended September 30, 2011, we derived approximately 25% and 22% of our revenue from DIRECTV® and AT&T, respectively. For the nine months ended September 30, 2011, we derived approximately 24%, 23% and 11% of our revenue from AT&T, DIRECTV® and El Paso Corporation, respectively. For the three months ended September 30, 2010, we derived approximately 25%, 22%, 7% and 5% of our revenue from DIRECTV®, AT&T, El Paso Corporation and Tenaska Energy, respectively. For the nine months ended September 30, 2010, we derived approximately 26%, 19%, and 6% of our revenue from DIRECTV®, AT&T and Enbridge, respectively. In addition, our ten largest customers accounted for approximately 73% and 74% of our revenue in the three months ended September 30, 2011 and 2010, respectively, and approximately 73% of our revenue in both the nine months ended September 30, 2011 and 2010. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. Approximately 40% of our revenues are derived from non-recurring project specific work, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

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

We have a significant amount of debt and substantial debt service requirements. As of September 30, 2011, we had approximately $451.9 million of outstanding debt.

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

Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. As of September 30, 2011, there was outstanding $202.3 million aggregate principal amount of our new senior convertible notes. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to restrictions in our Credit Facility, which restricts the repurchase or prepayment of certain unsecured indebtedness, including the Company’s senior notes due 2017 and senior convertible notes due 2014, unless the Company has at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three month period ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2011 through July 31, 2011	—	—	—	—
August 1, 2011 through August 31, 2011	—	—	—	—
September 1, 2011 through September 30, 2011	115,146	$17.02	—	—

(1)	Share repurchases for the three months ended September 30, 2011 include 471 shares of common stock withheld for income tax purposes in connection with issuances of restricted stock to certain employees and directors and 114,675 shares of common stock repurchased by the Company.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Third Amended and Restated Loan and Security Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.2	Consolidated, Amended and Restated Subsidiary Guaranty Agreement, filed as Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.3	Security Agreement, filed as Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.4	Fourth Amended, Restated and Consolidated Pledge Agreement, filed as Exhibit 10.4 to our Current Report on Form 8-K, filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.5	Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011, filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on September 9, 2011 and incorporated herein by reference.

23.1*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: November 3, 2011

/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)