Form 10-K
period 2011-12-31
MASTEC INC
filed 2012-02-29
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,248,777,748 (based on a closing price of $19.72 per share for the registrant’s common stock on the New York Stock Exchange on June 30, 2011).

There were 80,647,396 shares of common stock outstanding as of February 27, 2012.

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

These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Important factors that could cause actual results to differ materially from those in forward-looking statements include:

•	market conditions, technical and regulatory changes that affect us or our customers’ industries;

•	further or continued economic downturns, reduced capital expenditures, reduced financing availability, customer consolidation and technological and regulatory changes in the industries we serve;

•	the timing and extent of fluctuations in geographic, weather, equipment and operational factors affecting the industries in which we operate;

•	our ability to estimate the costs associated with our fixed price and other contracts and performance on such projects;

•	increases in labor, fuel, maintenance, materials and other costs;

•	the highly competitive nature of our industry;

•	the impact of any unionized workforce, or related labor organization efforts on our operations, including labor availability and relations;

•	liabilities associated with multiemployer union pension plans, including underfunded liabilities, for our operations that employ unionized workers;

•	trends in electricity, oil, natural gas and other energy source prices;

•	the effect of state and federal regulatory initiatives, including costs of compliance with existing and future environmental requirements;

•

the impact of the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and any federal, state or local incentives or regulations affecting renewable energy, electrical transmission, broadband and related projects and expenditures;

•

risks associated with operating in international markets, which could restrict our ability to expand globally and harm our business and prospects or any failure to comply with laws applicable to our foreign activities;

•	our ability to replace non-recurring projects with new projects;

•	the ability of our customers, including our largest customers, to terminate or reduce the amount of work, or in some cases prices paid for services on short or no advance notice under our contracts;

•	our dependence on a limited number of customers;

•	the potential sale of DirectStar TV LLC (“DirectStar”) and its subsidiaries upon exercise by Red Ventures LLC of its option to purchase DirectStar from us;

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

•

the other factors referenced in this Annual Report, including, without limitation, under Item 1. “Business,” Item 1A “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other factors detailed from time to time in the reports and other filings we make with the Securities and Exchange Commission.

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

PART I

ITEM 1. BUSINESS

Overview

We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, including: electrical utility transmission and distribution, power generation, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communications, wind farms, solar farms and other renewable energy, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries.

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of December 31, 2011, we had approximately 10,000 employees and more than 400 locations. We have consistently been ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified customer base, and our customers include some of the leading communications and utility companies in the United States. For the year ended December 31, 2011, our top ten customers were DIRECTV®, AT&T, El Paso Corporation, Energy Transfer Company, Talisman Energy, Mid-American Energy, Dominion Virginia Power, DCP Midstream, Spectra Energy and EQT Corporation. We have longstanding relationships and have developed strong alliances with many of our customers, and we strive to maintain these customer relationships and our status as a preferred vendor. More than half of our services are provided under multi-year master service agreements and other service agreements.

We have actively pursued a diversification and expansion strategy in recent years. This strategy has deepened our presence and expanded our service offerings in key markets, including wireless, natural gas and petroleum pipeline, electrical transmission, renewable energy and heavy industrial, among others. In addition to integration and growth opportunities associated with our diversification and expansion strategy, we also seek opportunities to expand our geographic presence as well as new opportunities in traditional business areas, such as telecommunications and install-to-the-home services.

For additional information, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Item 8, “Financial Statements and Supplementary Data.”

Industry Trends

Our industry is composed of national, regional and local companies that provide services to customers in the utilities and communications industries as well as to government entities.

We believe the following industry trends impact demand for our services:

Increased Production and Demand for Pipelines

Natural gas is one of the cleanest burning hydrocarbon fuels and is in demand because of its relative cost advantage over other fossil fuel sources. The level of natural gas pipeline construction activity in the United States is expected to increase due to the desire to promote domestic sources of energy. The North American Electric Reliability Corporation (“NERC”), is the organization of United States electric grid operators. According to NERC’s 2011 Long-Term Reliability Assessment, natural gas has become the predominant option for new build power generation as gas-fired plants are typically easy to construct, require little lead-time, emit less carbon dioxide, and are generally less expensive to construct when compared to coal and oil generation facilities. In its report, NERC notes that certain states have placed or are expected to place a moratorium on building new coal plants, citing environmental and emissions concerns as justification. These trends are anticipated to continue over the next several years, further increasing the expected number of new build natural gas plants.

According to NERC’s 2011 report, development of unconventional gas production in North America has the potential to increase availability of gas supply in the future. Higher estimates of available North American natural gas come from access to unconventional sources such as shale formations, which previously had been difficult and expensive to reach. Gas in shale formations represents an estimated two-thirds of North America’s potentially recoverable gas reserves. Coupled with higher availability of unconventional natural gas supplies, developers could substantially increase gas-fired plant additions, changing the North American fuel mix while increasing dependency on a single, largely domestic fuel type. Natural gas consumption is at all-time highest levels and is expected to increase over the next ten years. The recent technological advances in horizontal drilling and hydraulic fracturing, which have led to the current natural gas drilling boom, are expected to positively affect exploration and production of oil and natural gas liquids in the near future. Robust gas shale drilling in recent years has created an abundance of gas supply, which has reduced the price of dry gas, or gas without imbedded liquids, that can be extracted for higher value. Industry experts predict that more domestic drilling will shift to areas where crude and high-value gas liquid by-products can be produced with gas. The same drilling and completion technologies which have expanded production in the gas shale regions are expected to offer the same benefits in the oil shale regions or liquids-rich areas of the gas shale basins. Expanded opportunities for liquids pipelines are expected in the Bakken, Eagle Ford, Permian, Western Marcellus, Utica and other liquids-rich shale basins.

We believe that as new unconventional shale gas reserves are developed, the demand for additional gas transport projects will grow. We also believe that U.S. energy policy goals will continue to promote domestic sources of energy in order to reduce U.S. dependence on foreign energy sources, both for economic and national security reasons. According to the Interstate Natural Gas Association of America’s (“INGAA”) North American National Gas Midstream Infrastructure Through 2035 report dated June 2011, the U.S. and Canada will need over 43 billion cubic feet per day (“Bcfd”) of incremental mainline capacity from 2010 to 2035 to accommodate the anticipated changes in natural gas supply and demand. The INGAA report estimates that annual expenditures for pipeline infrastructure, including gathering and processing facilities, will average over $8.0 billion per year over the next 25 years.

Our acquisitions have expanded our presence and deepened our capabilities in natural gas and petroleum pipeline infrastructure, including the construction and maintenance of large diameter pipeline, mid-stream pipeline, compressor and pump stations and treatment plants. We anticipate that increased demand for natural gas and petroleum pipeline infrastructure will provide robust pipeline and heavy industrial construction opportunities, and that our diverse capabilities and expertise in these sectors will enable us to be a leading player in this growing market.

Increased Demand for Wireless and Wired Services

Demand for faster and more robust wireless and wired services has increased significantly with the proliferation of the internet, broadband, data transmission, high definition television, video and music download services and other advanced video services. Data usage over wireless networks is rapidly increasing as more consumers surf the web, check email and watch video on mobile devices. Smartphones, laptops and other mobile devices have become increasingly important to consumers and an October 2010 study by the Federal Communications Commission (“FCC”) estimated that mobile data demand will exceed available wireless capacity in the near-term, growing to between 25 and 50 times the current level of demand within 5 years. To serve this developing market and the ever-increasing need for more bandwidth and faster voice, video and data services for fixed and mobile devices, service providers continue to upgrade the capacity and performance of their wired and wireless networks and are deploying competing networks using new technologies. Investment is facilitated by declining equipment costs and expanded capabilities of wireline and wireless network equipment. At the same time, major regional and rural telecommunication companies are upgrading their networks from copper line to fiber optic line in order to enhance their ability to provide customers with bundled services that include video, voice and data. Similar dynamics of providers seeking to improve their offerings are prevalent in the cable and satellite markets as well. The ARRA has allocated $7.2 billion for the development of broadband facilities throughout the United States and the expansion of broadband access into areas that are currently not served by high-speed data networks.

Inadequacy of Existing Electric Power Transmission and Distribution Networks

The United States’ electric transmission and distribution infrastructure requires significant ongoing maintenance, upgrades and extensions to manage power line congestion and avoid delivery failures. Demand for electricity is expected to continue to grow as the economy recovers and as the population grows. According to the 2012 Annual Energy Outlook published by the DOE’s Energy Information Administration, the U.S. population will increase by about 25% from 2010 to 2035, with energy consumption increasing by 10%. NERC reports in its 2011 Long-Term Reliability Assessment that peak demand for electricity in the United States is forecast to increase by approximately 14% over the next ten years. To accommodate the increase in demand, NERC estimates that 34,000 circuit miles will need to be added to the electrical transmission system in the United States over the next ten years. Significant capital investment in the U.S. transmission and distribution system will be required to meet the needs of the growing population as well as the projected increase in use of renewable resources. In March 2011, the Edison Electric Institute (“EEI”) projected over $60 billion of investments in new transmission systems will be made over the twenty year period from 2010 to 2021.

Significant investment in new transmission lines will also be required to connect new renewable energy generation projects to the electrical grid. Renewable energy power sources are typically located in remote areas. Wind power generation is only feasible where adequate average wind speed and consistency are present. The principal onshore wind resource in the United States is located in the central plains area of the country, roughly from the Texas panhandle to the Canadian border. This wind corridor is a relatively remote area where population density and industrial energy demand are relatively low. As a result, relatively few traditionally fueled generation facilities exist in these areas; therefore, extensive collection and transmission projects are necessary to connect these renewable energy generation projects to the electrical grid. In a March 2011 report, the EEI estimated that almost $40 billion will be invested from 2010 through 2021 to address the integration of renewable resources through the addition or upgrade of nearly 11,400 circuit miles of transmission. Also driving the expected growth in renewable energy related transmission projects are the current state level renewable portfolio standards. According to an October 2010 report by The Brattle Group, if the current renewable portfolio standards were increased to a 20% federal renewable portfolio standard, the investment requirement over the next 10 to 15 years would increase to between $80 billion and $130 billion.

In addition to projects aimed at increasing electrical power transmission capacity and integration of new renewable energy resources, efforts to modernize the existing transmission system are also expected. The category of projects using digital technology to improve reliability, security and efficiency of the electric system are known as “Smart Grid” projects. The ARRA allocates $11 billion in funds for modernization and expansion of the nation’s electrical grid in order to develop a Smart Grid.

We believe that spending levels will continue to increase as utilities work to address infrastructure maintenance, reliability and capacity requirements, as well as future reliability standards required by the Energy Policy Act of 2005 and state mandated renewable portfolio standards.

Renewable Energy Projects

The desire to decrease the country’s dependence on foreign oil imports and the focus on a clean environment have created demand for more domestic, environmentally sensitive electrical power production such as wind and solar collection farms. According to a January 2011 report published by the U.S. Environmental Protection Agency (“EPA”), as of May 2011, 38 states plus the District of Columbia have enacted a renewable portfolio standard or goal. These standards require or target that specified percentages of energy sales or installed capacity come from renewable sources such as wind, solar, geothermal or biofuel. NERC’s 2010 Long-Term Reliability Assessment projects approximately 180,000 megawatts (“MW”) of new wind and solar capacity over the next ten years, and indicates that wind and solar resources account for 95 percent of anticipated renewable resource additions by 2019. Our recent expansion and diversification efforts have deepened our expertise in wind, solar and industrial plant construction, and we expect to be a leading player in renewable energy infrastructure projects. We also believe that our business will benefit from opportunities resulting from the ARRA, which calls for expansion of domestic renewable energy sources through tax incentives and loan guarantees.

Wind Opportunities

Currently, approximately 2% of the United States’ electrical needs are met by wind power generation. The new generation of wind turbines can produce electrical power at more competitive rates than those of older generation wind turbines. A July 2008 report by the DOE presents a roadmap for increasing wind power generation to 20% of demand by 2030 which would require hundreds of billions of dollars in new wind farm investment and transmission lines.

According to the American Wind Energy Association, as of December 31, 2011, the United States had approximately 47,000 MW of installed wind farm generating capacity, with approximately 6,800 MW added in 2011 and approximately 5,200 MW added in 2010. There were approximately 5,600 MW under construction as of December 31, 2011, and NERC projects that approximately 166,000 MW of new wind resources will be added to the power system by 2019. In connection with this anticipated growth, Emerging Energy Research forecasts that more than $66 billion will be invested in additional wind energy capacity in the United States through 2013. We believe that demand for new domestic sources of clean power generation and the related substations and transmission lines necessary to connect them to the electrical grid will provide significant growth prospects for the foreseeable future; however, if Congress does not extend or renew the production tax credit, the levels of installed wind farm generating capacity are expected to decrease significantly in 2013. See Item 1A – Risk Factors – “The impact of the American Recovery and Reinvestment Act of 2009 is uncertain.”

Solar Opportunities

The U.S. photovoltaic (“PV”) market has grown at an average annual rate of 69% over the past ten years, rising from 3.9 MW in 2000 to 435 MW in 2009. In 2010, PV installations doubled versus 2009, rising to over 880 MW. According to the Solar Energy Industries Association (“SEIA”), as of the end of the third quarter of 2011, the U.S. had already achieved a record year, surpassing 1 gigawatt (“GW”) of PV installations. Total additions in 2011 are expected to be 1.7 GW. The increase in demand has been driven, in part, by federal and state-level incentives as well as improved project economics. With continued declines in PV manufacturing costs and strong renewable energy incentives, SEIA believes that the U.S. could become the world’s largest solar market in 2014. In addition to PV market growth, approximately 60 MW of concentrating solar power (“CSP”) are projected to have been added in 2011. In its 2010 report, NERC projects over 12,000 MW of solar power additions over the next ten years. We believe that we are well positioned with our solar customers for future projects.

Heavy Industrial Opportunities

Industrial plant construction opportunities across a wide variety of industries are present. The low price of natural gas is expected to spur the construction of new gas-fired electrical generating plants, conversions of coal-fired power plants to cleaner natural gas and the construction of other plants which use natural gas as a fuel source or chemical feedstock. Industrial facilities and plants that support the natural gas, petroleum and related industries present opportunities as additional domestic energy reserves are produced, transported and processed.

Tax Incentives

The ARRA was enacted in February 2009 and contained federal tax incentives applicable to the renewable energy industry. Certain key renewable energy provisions contained in the ARRA were extended in December 2010. These provisions should have a positive impact on our customers’ spending in a number of important areas and offer additional incentives that should benefit our business. One of the federal tax incentives contained in the ARRA is the extension of the production tax credit for wind projects placed into service before December 31, 2012. The production tax credit provides the owner of a U.S. wind facility with a ten-year credit against its federal income tax obligations based on the amount of electricity produced at such facility by the owner and sold to unrelated persons during that period. The wind industry, however, will be negatively impacted if the production tax credit is not extended or renewed in 2012. The ARRA also allowed wind and solar projects to elect to claim an investment tax credit equal to 30% of the cost of certain qualifying assets in lieu of claiming the production tax credit. The ARRA also includes a U.S. Treasury grant program which allows taxpayers that own production tax credit-eligible and investment tax credit-eligible facilities to receive grants from the U.S. Treasury equal to the amount of the investment tax credit that would otherwise be available to the facility. The ARRA tax incentives have a finite duration, and third-party efforts to extend or renew such incentives may not be successful.

The accelerated depreciation provision for renewable energy generation assets provides for a five year depreciable life for these assets, rather than the 15 to 20 year depreciable lives of many non-renewable energy assets. First year bonus depreciation is also available for eligible renewable energy systems. Under this provision, 100% of the eligible basis may be deducted in the first year for eligible systems acquired and placed in service between September 8, 2010 and December 31, 2011 and 50% of the eligible basis may be deducted in the first year for eligible systems acquired and placed in service during 2012. Historically, incentives such as these have increased construction activity in this sector and are expected to do so in the future. The ARRA also contains several provisions aimed at improving the electrical transmission system in the U.S., in part to facilitate the transfer of renewable energy from rural areas to high demand areas, including at least $6 billion in funds for renewable energy and transmission loan guarantees, which are expected to facilitate more than $60 billion in loans for these projects.

Competitive Strengths

Our competitive strengths include:

Diverse Customer Relationships. We serve a diversified customer and industry base. Our customers include some of the largest communications, utility and energy companies in the United States, including DIRECTV®, AT&T, El Paso Corporation, Energy Transfer Company, Talisman Energy, Mid-American Energy, Dominion Virginia Power, DCP Midstream, Spectra Energy and EQT Corporation. We have longstanding relationships with many customers and often provide services to many of our customers under multi-year master service agreements and other service agreements. We believe that as a result of our expansion and diversification efforts, it is unlikely that a single customer will account for greater than 30% of our revenue in the near future.

National Footprint. Including our predecessor companies, we have been in business for more than 80 years and are one of the largest companies in the infrastructure construction services industry. Through our network of more than 400 locations and approximately 10,000 employees as of December 31, 2011, we offer consistent, comprehensive infrastructure services to our customers throughout North America. We believe our experience, technical expertise, geographic reach and size are important to our customers.

Ability to Respond Quickly and Effectively. The skills required to serve our end markets are similar, which allows us to utilize qualified personnel across multiple end markets and projects. We are able to respond quickly and effectively to industry changes, demand and major weather events by allocating our employees, fleet and other assets as and where they are needed, enabling us to provide cost effective and timely services for our customers.

Reputation for Reliable Customer Service and Technical Expertise. We believe that over the years, we have established a reputation for quality customer service and technical expertise. We believe that our reputation gives us an advantage in competing for new work, both from existing as well as from potential customers. In addition, our recent acquisitions have broadened our capabilities and expertise in the areas of wireless, pipeline, electrical transmission, renewable energy and heavy industrial infrastructure.

Experienced Management Team. Our management team plays a significant role in establishing and maintaining long-term relationships with our customers, supporting the growth of our business, integrating acquired businesses and managing the financial aspects of our operations. Our chief executive officer, president, chief operating officer and business unit presidents average 20 plus years of industry experience and have a deep understanding of our customers and their requirements. Generally, key managers and founders of our recently acquired companies continue to work for us under long-term employment agreements or services agreements.

Strategy

The key elements of our business strategy are as follows:

Focus on Growth Opportunities. We believe that our end markets offer compelling growth opportunities. We expect increased spending by key customers in the industries we serve. We expect development of natural gas and petroleum pipeline infrastructure, expansion of wireless infrastructure, electrical transmission capacity and distribution grid expansion and upgrades, development of renewable energy infrastructure, including wind and solar farms, and heavy industrial projects to be areas of high investment and opportunity in the coming years. We intend to use our North American presence, technical expertise, customer relationships and full range of services to capitalize on these trends and grow our business.

Operational Excellence. We seek to improve our operating margins and cash flows by focusing on profitable services and projects that have high margin potential, as well as by identifying opportunities for leverage within our business, such as deploying resources across multiple projects, while maintaining strong working capital management practices. We strive to improve our operating effectiveness and utilization rates by allocating resources across multiple customers and projects, where possible. We intend to continue actions and programs that have been instituted to improve operating efficiencies and working capital management, such as increasing accountability throughout our organization, managing customer contract bidding procedures more effectively and increasing individual project profitability, hiring additional experienced operating and financial professionals, and expanding the use of our financial and other management information systems.

Maintain Conservative Capital Structure. We have increased our financial resources in recent years. In August 2011, we amended our credit facility, which expanded our borrowing capacity from $260 million to $600 million. We also completed a debt exchange in the first quarter of 2011, resulting in the exchange of 94% of two of our outstanding series of senior convertible notes that were originally issued in 2009. The terms of the exchanged notes are substantially identical to those of the original notes, except that the exchanged notes have an optional physical (share), cash or combination settlement feature. See Note 9 – Debt in the notes to the consolidated financial statements for details. Further, during the past three years, two of the major ratings agencies reaffirmed our credit ratings.

Focus on Acquisition Integration. We have diversified our business and expanded our service offerings through several acquisitions in the last few years. Our strategy includes timely and efficient integration of these acquisitions to best fit into our internal control environment and to maximize the potential of the acquisitions.

Leverage Core Expertise Through Acquisitions and Strategic Alliances. We may pursue selected acquisitions, investments and strategic alliances that allow us to expand our operations into targeted geographic areas or continue to expand our service offerings in related fields.

Services

Our core services are the engineering, building, installing, maintaining and upgrading of infrastructure for communications, utility and government customers. We provide similar services to each of these customers, including:

Build. We build infrastructure projects for customers across a range of industries. We specialize in building natural gas, crude oil and refined product transport pipelines; underground and overhead distribution systems, including trenches, conduits, cable and power lines, which provide wireless and wireline communications; electrical power generation, transmission and distribution systems; renewable energy infrastructure, including wind and solar farms; and compressor and pump stations and treatment plants and heavy industrial plants.

Install. We install buried and aerial fiber optic cables, coaxial cables, copper lines, electrical and other energy distribution systems, transmission systems and satellite dishes in a variety of environments for our customers. In connection with our installation work, we deploy and manage network connections that involve our customers’ hardware, software and network equipment.

Maintain and Upgrade. We offer 24-hours-a-day, 7-days-a-week and 365-days-a-year maintenance and upgrade support to our customers. Our comprehensive service offerings include the regular maintenance of our customers’ distribution facilities, networks and infrastructure, including natural gas and petroleum pipeline, wireless and electrical distribution and transmission infrastructure. We also provide emergency services for accidents or storm damage. Our upgrade work ranges from routine replacements and upgrades to major overhauls.

Customers

We have longstanding relationships with many customers, and more than half of our revenue is derived from projects performed under service agreements and master service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area but do not obligate our customers to undertake any infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated by work orders, each of which is performed for a fixed fee. Services provided under master service and other service agreements range from engineering and installation work to maintenance and upgrade services. These master service agreements and other service agreements are frequently awarded on a competitive bid basis, although customers may negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided and are typically subject to termination on short or no advance notice.

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

We believe that our industry experience, technical expertise and reputation for customer service, as well as the relationships developed between our customers and our senior management and project management teams are important to our being retained by large utility and communications companies as well as government entities. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Revenue from top ten customers	71%	72%	72%

Revenue from specific customers:
DIRECTV®	23%	24%	30%
AT&T	23%	20%	16%

Refer to Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for additional information regarding the purchase option agreement with Red Ventures LLC, which is exercisable beginning March 1, 2012 and, if exercised, could materially reduce future revenues from DIRECTV®.

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

	As of December 31
	2011	2010
Estimated 18-month backlog	$3,339.1	$2,354.5

We expect to realize approximately 75% of our year end 2011 backlog in 2012. While our backlog estimates include amounts under master service and other service agreements, our customers are not contractually committed to purchase a minimum amount of services under these agreements, most of which can be cancelled on short or no advance notice. There can be no assurance as to our customers’ requirements or that our estimates are accurate. In addition, timing of revenues for construction and installation projects included in our backlog can be subject to change as a result of customer delays, regulatory requirements and other project related factors. These changes could cause estimated revenues to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.

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

Safety and Insurance/Risk Management

We strive to instill safe work habits in our employees. We require our employees to participate in training programs relevant to their employment and to complete all training programs required by law. We evaluate employees in part based upon their safety records and the safety records of the employees they supervise. We have established a company-wide safety program to share best practices and to monitor and improve compliance with safety procedures and regulations.

Our business involves the use of heavy equipment and exposure to various workplace conditions that can be dangerous. While we are committed to operating safely and prudently, we are subject to claims by employees, customers and third parties for property damage and personal injuries that occur in connection with our work. We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage of up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to annual per employee maximum losses of $0.4 million. See Item 1A. Risk Factors – “We are self-insured against many potential liabilities.” We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to obtain surety bonds in certain states in which we are self-insured. Total outstanding letters of credit related to our insurance programs amounted to $51.4 million, and cash collateral deposited with insurance carriers amounted to $2.0 million as of December 31, 2011. Outstanding surety bonds related to self-insurance programs amounted to $7.1 million as of December 31, 2011. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Self-Insurance.”

Suppliers, Materials and Working Capital

Under many of our contracts, our customers provide the necessary materials and supplies for projects and we are responsible for the installation of, but not the cost or warranty of those materials. Under certain of our other projects, we purchase the necessary materials and supplies on behalf of our customers from third-party providers. We are not dependent on any one supplier for materials or supplies and have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

We utilize independent contractors to assist on projects and to help us manage work flow. Our independent contractors are typically sole proprietorships or small business entities that provide their own vehicles, tools and insurance coverage. We are not dependent on any single independent contractor. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year. Accordingly, we generally experience seasonal working capital needs from approximately April through December to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Timing of project close-outs can also contribute to fluctuations in unbilled revenue, which can impact our working capital needs. Our billing terms are generally net 30 days, although some contracts allow our customers to retain a portion (from 2% to 15%) of the contract amount until the job is completed. For certain customers, we maintain inventory to meet the material requirements of the contracts. Occasionally, certain of our customers pay us in advance for a portion of the materials we purchase for their projects, or allow us to pre-bill them for materials purchases up to a specified amount. Vendor terms are generally 30 days. Our agreements with subcontractors often contain a “pay-when-paid” provision, whereby our payments to subcontractors are made only after we are paid by our customers.

Competition

Our industry is highly competitive and highly fragmented. We often compete with a number of companies in the markets in which we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us include Quanta Services, Inc., MYR Group, Inc., Dycom Industries, Inc., Pike Electric, Inc., Bechtel Corporation, M.A. Mortenson Company and D.H. Blattner & Sons, Inc.

Relatively few significant barriers to entry exist in the markets in which we operate and as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Some of our customers employ personnel to perform infrastructure services of the type we provide. We compete based upon our industry experience, technical expertise, financial and operational resources, North American presence, industry reputation and customer service. While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process. Consequently, price is often a principal factor in determining which service provider is selected. See Item 1A. Risk Factors – “Our industry is highly competitive, which may reduce our market share and harm our financial performance.”

Regulation and Environmental Matters

We are subject to state and federal laws that apply to businesses generally, including laws and regulations related to labor relations, worker safety and environmental protection. While many of our customers operate in regulated industries (for example, utilities regulated by the public service commission or communications companies regulated by the Federal Communications Commission), we are not generally subject to such regulation and oversight.

As a contractor, our operations are subject to various laws, including:

•	regulations related to vehicle registrations, including those of state and the United States Department of Transportation;

•	regulations related to worker safety and health, including those established by the Occupational Safety and Health Administration;

•	contractor licensing requirements;

•	permitting and inspection requirements; and

•	building and electrical codes.

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

Financial Information About Geographic Areas

In April 2011, we expanded our foreign operations through the acquisition of Fabcor Target Co Ltd., a Canadian natural gas and petroleum pipeline infrastructure construction company. We also have foreign operations in parts of Latin America and the Caribbean. For the three years in the period ended December 31, 2011, revenues of $91.4 million, $3.4 million and $6.2 million, respectively, were derived from foreign operations. In addition, we held property and equipment in foreign countries of $12.7 million and $1.4 million as of December 31, 2011 and 2010, respectively.

Our business, financial condition and results of operations in foreign countries may be adversely affected by monetary and fiscal policies, currency fluctuations, energy shortages, regulatory requirements and other political, social and economic developments or instability. Refer to Item 1A – “Risk Factors” for additional information.

Employees

As of December 31, 2011, we had approximately 10,000 employees, approximately 310 of whom were represented by a union or were subject to collective bargaining agreements. These collective bargaining agreements require us to pay specified wages and provide certain benefits to these employees, including contributions to multi-employer pension plans and employee benefit trusts. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements. See Item 1A, Risk Factors – “Certain of our businesses have employees who are represented by a union or are subject to collective bargaining agreements; the unionized workforce and any related obligations could adversely affect our operations.”

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

Available Information

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the internet at our website, www.mastec.com, as soon as reasonably practicable after we electronically file these reports with, or furnish these reports to, the Securities and Exchange Commission, which we refer to as the SEC. Copies of our Board of Directors Governance Principles and Code of Business Conduct and Ethics, which applies to all directors and employees and includes a code of ethics for our CEO, CFO, president and other senior executives, and which expressly applies to our senior financial officers (including our principal executive officer, principal financial officer, president and our controller), and the charters for each of our Audit, Compensation and Nominating and Corporate Governance Committees are also available on our website in the Investor section under the tab “Corporate Governance,” or may be obtained by contacting our Vice President of Investor Relations by phone at (305) 406-1815, or by email at investor.relations@mastec.com. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics for any of our directors and senior officers on our website within four business days of any such amendment or waiver. The reference to our website address does not constitute incorporation by reference of the information contained on the website and such information is not part of this report. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If any of these risks actually occur, our business, financial condition and results of operations could suffer and the trading price of our common stock could decline.

Risks Related to Our Industry and Our Customers’ Industries

Economic downturns could reduce capital expenditures in the industries we serve, which may result in a decrease in demand for our services.

The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Given the continuing economic downturn, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. This has, and may continue to result in cancellations of projects or deferral of projects to a later date, such as those experienced in connection with certain of our renewable energy and wireless projects during 2011. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect the results of our operations, cash flows and liquidity.

In addition, our customers are affected by economic downturns that decrease the need for their services or the profitability of their services. Slow-downs in real estate, fluctuations in commodity prices and decreased demand by end-customers for services could affect our customers and their capital expenditure plans. Because we have previously been negatively impacted by economic downturns, we continually monitor our customers’ industries and their relative health compared to the economy as a whole. Reductions in new housing starts, for example, have negatively affected our customers who utilize our services to construct their “last mile” of communications infrastructure, as well as other industries we serve, including electric utility transmission and grid connection, as well as water and sewer and natural gas pipeline construction. Additionally, our customers who provide satellite and broadband communications to consumers across the country could be adversely impacted by an economic downturn if new subscriptions and upgrades for new and existing consumers are not ordered at the rate that our customers anticipate. During an economic downturn, like the current economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may determine to outsource less work. A decrease in any of these projects, new subscriptions and upgrades or any other services we provide could materially adversely affect our results of operations, cash flows and liquidity.

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

For the year ended December 31, 2011, we derived approximately 23%, 23% and 8% of our revenue from DIRECTV®, AT&T and El Paso Corporation, respectively. For the year ended December 31, 2010, we derived approximately 24%, 20% and 9% of our revenue from DIRECTV®, AT&T and El Paso Corporation, respectively, and for the year ended December 31, 2009, we derived approximately 30%, 16%, 7% and 5% of our revenue from DIRECTV®, AT&T, Enbridge and Verizon, respectively. In addition, our ten largest customers accounted for approximately 71%, 72% and 72% of our revenue in each of the three years ended December 31, 2011, 2010 and 2009, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. Just over 40% of our revenues were derived from non-recurring project specific work for the year ended December 31, 2011, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

Additionally, pursuant to our February 2011 amended and restated purchase option agreement with Red Ventures LLC (“Red Ventures”), Red Ventures has an option to purchase DirectStar and its subsidiaries (which, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®) from MasTec at any time from March 1, 2012 to November 30, 2012, for an amount equal to the sum of: (i) the shareholders’ equity of DirectStar as of May 31, 2010, (ii) five percent (5%) of adjusted net income (generally, the net income (loss) before provision for income taxes) of DirectStar from January 1, 2010 until the last day of the month immediately prior to the date of the sale and (iii) $25,600,000. Should Red Ventures exercise its purchase option, our revenues and profits from DIRECTV® would be reduced. DirectStar accounted for $148.5 million and $143.3 million of our revenues in 2011 and 2010, respectively. Based upon current discussions with Red Ventures, we currently anticipate that the sale of DirectStar will occur in the second quarter of 2012; however, we cannot provide any assurance that Red Ventures will exercise its option or that any sale will occur.

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

A significant portion of our 18-month backlog at December 31, 2011 was composed of master service agreements and other service agreements, none of which require our customers to purchase a minimum amount of services and are cancelable on short or no advance notice. The balance of our backlog is our estimate of work to be completed on long-term installation/construction fixed price agreements. These backlog amounts are based on our estimates and therefore may not result in actual receipt of revenue in the originally anticipated period, or at all. In addition, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, other project deferrals or delays, scope adjustments, external market factors and economic factors beyond our control. If our backlog fails to materialize, our results of operations, cash flows and liquidity would be materially and adversely affected. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.

Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

Some of our customers reduce their expenditures and work order requests towards the end of the year. Adverse weather conditions, particularly during the winter season, also affect our ability to perform outdoor services in certain regions of North America. As a result, we experience reduced revenue in the first quarter of each calendar year. Natural catastrophes such as hurricanes or other severe weather could also have, and have had, a negative impact on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could result in a decline in results of operations, cash flows and liquidity. For example, the northeastern United States was negatively affected by flooding in the second half of 2011. Heavy rains began in the summer, followed by additional rainfall from Hurricane Irene in August and Tropical Storm Lee in September, causing flooding conditions, which hurt productivity and profitability on certain of our pipeline projects in the Marcellus shale basin.

We may not accurately estimate the costs associated with our services provided under fixed price contracts, which could impair our financial performance.

A substantial portion of our revenue is derived from master service agreements and other service agreements that are fixed price contracts. Under these contracts, we set the price of our services on a per unit or aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. In addition to master or other service agreements, we enter into contracts that require installation or construction of specified units within an infrastructure system. Under those agreements, we have also contractually agreed to a price per unit. Profitability will be reduced if the actual costs to complete each unit exceed original estimates. We are also required to immediately recognize the full amount of any expected losses on these projects if estimated costs to complete the remaining units for the projects exceed the revenue to be earned on such units. Our profitability is therefore dependent upon our ability to accurately estimate the costs associated with our services. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at the work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. These variations, along with other risks inherent in performing fixed price contracts, may cause actual project revenue and gross profit to differ from original estimates, and as a result, certain agreements or projects could have lower margins than anticipated, or losses, if actual costs exceed our estimates, which could reduce our profitability, cash flows and liquidity.

We recognize revenue for our installation/construction fixed price contracts using the percentage-of-completion method, therefore, variations of actual results from our assumptions may reduce our profitability.

We recognize revenue on long-term installation/construction fixed price contracts using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period in which such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of an estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our liquidity.

Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.

Certain of our engagements involve large-scale, complex projects. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including permitting delays, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delay in the completion of projects could subject us to penalties which could further adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, in particular on our pipeline and renewable energy projects, damage claims may substantially exceed the amount we can charge for our associated services.

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

A portion of our business provides construction and/or installation services to owners and operators of wind power, solar power and other renewable energy facilities. The development of wind, solar and other renewable energy facilities is highly dependent upon federal production tax credits associated with the ARRA and the existence of renewable portfolio standards and other state incentives. Renewable portfolio standards are state specific statutory provisions requiring that electric utilities generate a certain amount of electricity from renewable energy sources or devote a certain portion of operational/development capacity to renewable energy sources. Additionally, certified renewable energy generators earn certificates for every unit of electricity they produce and can sell these along with their electricity to supply companies. These standards have spurred growth in the wind and renewable energy industry and a corresponding increase in demand for renewable energy infrastructure construction services. Currently, 36 states as well as the District of Columbia and Puerto Rico have adopted renewable portfolio standards or goals. Elimination of, or changes to, existing renewable portfolio standards or similar environmental policies may negatively affect demand for our services.

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

The continuing economic downturn, coupled with a lack of available capital, resulted in a tremendous amount of uncertainty, with numerous renewable energy projects being delayed or canceled. While we believe that the ARRA, which was enacted into law in February 2009, should aid renewable energy, electrical transmission and rural broadband market opportunities, the extent to which it will result in future revenues is uncertain. We cannot predict when programs under the ARRA will be implemented, or the timing and scope of investments to be made under these programs. Investments for renewable energy, electric power infrastructure rural broadband facilities under ARRA programs may not occur, may be less than anticipated or may be delayed, which would negatively impact demand for our services.

Additionally, the tax incentives provided by the ARRA have a finite duration. Currently, the election to claim the investment tax credit in lieu of the production tax credit is only available for qualified wind facilities placed in service from 2009 to December 31, 2012; the U.S. Treasury grant program will only be applicable to wind and solar projects placed in service in 2010 or 2011 (or after 2011 as long as construction begins in 2010 or 2011 and is completed before the termination date of the credit otherwise available for the property); and the production tax credit is scheduled to expire on December 31, 2012 and will not be available for energy generated from wind facilities placed in service after that date unless the credit program is extended or renewed. Whether the investment tax credit or U.S. Treasury grant program will be effective for wind, solar or other renewable energy projects is uncertain, as are any future efforts to extend or renew the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program. Furthermore, the provisions regarding any extension or renewal may not be as favorable as those that currently exist. In addition, we cannot assure you that any extension or renewal of the production tax credit, the investment tax credit, and/or the U.S. Treasury grant program would be enacted prior to its expiration or, if allowed to expire, that any extension or renewal enacted thereafter would be enacted with retroactive effect. We also cannot assure you that the tax laws providing for accelerated and bonus depreciation with respect to wind or solar energy generation assets will not be modified, amended or repealed in the future. If the investment tax credit or the U.S. Treasury grant program are not effective or if the federal production tax credit is not extended or renewed, or is extended or renewed at a lower rate, the ability of our customers to obtain financing for these projects may be impaired or eliminated. In addition, changes to, or ineffectiveness of, the ARRA incentives could cause wind and solar farms to be less profitable, thereby potentially reducing demand for our wind and solar farm infrastructure construction services. Our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.

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

Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive materials, heavy equipment, mechanical failures, transportation accidents, adverse weather conditions and the risk of damage to equipment and property. These hazards can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or our safety records were to deteriorate, we may be restricted from bidding on certain work and obtaining other new contracts and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and rating bureaus. See Risk Factors – “Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.” The occurrence of accidents in our business could result in significant liabilities, employee turnover, increase the costs of our projects, or harm our ability to perform under our contracts or enter into new contracts with customers, which could materially reduce our revenue, profitability and liquidity.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls (“PCBs”), fuel storage and air quality. Certain of our current and historical construction operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. Additionally, some of our contracts require that we assume the environmental risk of site conditions and require that we indemnify our customers for any damages, including environmental damages incurred in connection with our projects. We may be subject to claims under various environmental laws and regulations federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation, and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict, joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.

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

We derived 3% of our revenue from international markets for the year ended December 31, 2011, and we may further expand the volume of services we provide internationally. Our international operations are presently conducted primarily in Canada, Latin America and the Caribbean, but we have performed work in various other foreign countries and revenues derived from, or the number of countries in which we operate, could expand over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, foreign currency fluctuations, exchange controls and other limits on our ability to repatriate earnings, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively affected by our foreign activities.

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

In the past, we incurred significant losses after a number of customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the impact of the overall economic downturn on those customers. In 2011, we recorded $2.0 million of provisions for bad debts and as of December 31, 2011, our allowance for uncollectible accounts totaled $7.7 million. As of December 31, 2011, we had $2.6 million of receivables from customers undergoing bankruptcy reorganization. We do not anticipate difficulties in collecting the related receivables; however, we could experience losses if such customers are unable to pay us for our services.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), a number of estimates and assumptions are made by management that affect the amounts reported in the consolidated financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of revenue recognition, provisions for contract losses, allowances for doubtful accounts, securities available for sale, valuation of goodwill and intangible assets, acquisition-related contingent consideration, certain convertible debt obligations, other reserves and accruals, impairment of assets, income taxes, accrued self-insured claims and litigation and contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our results of operations, cash flows and liquidity.

We may incur goodwill impairment charges which could harm our profitability.

When we acquire a business, we record goodwill equal to the excess amount we pay for the business, including anticipated future liabilities and liabilities assumed, over the fair value of the acquired tangible and intangible assets of that business. As a result of our acquisitions, we have $925.8 million of goodwill and identifiable intangible assets recorded as of December 31, 2011. We expect to continue to record additions to goodwill in future periods in connection with completed acquisitions, including goodwill resulting from future earn-out payments for acquisitions completed prior to December 15, 2008.

We periodically review the carrying values of our goodwill and indefinite-lived intangible assets to determine whether such carrying values exceed their fair market values. We may incur impairment charges related to goodwill or indefinite-lived intangible assets in connection with any of our acquisitions in the future if the markets they serve or their businesses deteriorate.

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

Substantially all of our union and collective bargaining agreements require us to participate with other companies in multi-employer pension plans. To the extent that those plans are underfunded defined benefit plans, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (“ERISA”), may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. Under current law regarding multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary partial or complete withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions which could materially adversely affect our liquidity, cash flows and results of operations.

Based upon the information available to us from plan administrators as of December 31, 2011, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans, investment returns and the level of underfunding of such plans.

On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we recorded a withdrawal liability of $6.4 million within costs of revenue. We withdrew from the Central States plan in order to mitigate our liability in connection with the plan, which is in critical status. The plan, however, has asserted that the PLCA members did not effect a withdrawal on November 15, 2011, although we believe that a legally effective withdrawal occurred as of this date and have recorded our withdrawal liability on this basis. If the plan were to prevail in its assertion and our withdrawal was deemed to have occurred after this date, however, then the amount of our withdrawal liability would be expected to increase. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within a three year time frame from the beginning of the calendar year from the point of our withdrawal, we could have additional liability.

Withdrawal liabilities, requirements to pay increased contributions, and/or excise taxes in connection with any of the multi-employer pension plans in which we participate could negatively impact our liquidity and results of operations. See Note 12 – Other Retirement Plans in the notes to consolidated financial statements for additional details.

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

At December 31, 2011, we had $365.0 million aggregate principal amount outstanding on our senior notes due 2017 and our senior convertible notes due 2014. We also have a revolving credit facility with $60.0 million outstanding as of December 31, 2011. Availability under our credit facility as of December 31, 2011 was approximately $450.0 million, net of outstanding standby letters of credit aggregating $90.0 million.

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

Our credit facility requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. Should we be unable to comply with the terms and covenants of our credit facility, we would be required to obtain further modifications of the facility or secure another source of financing to continue to operate our business. A default could also result in the acceleration of our obligations under the credit facility, or under the indenture relating to the senior notes and the indenture relating to our convertible notes. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may materially decrease our profitability, cash flows and liquidity.

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

We have made, and in the future may continue to make strategic acquisitions or investments. However, we may not be able to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain the consent of our lenders and therefore, may not be able to complete such acquisition or strategic investments. We may pay for acquisitions or strategic investments with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions with which investors may not agree. In connection with most of our acquisitions, we have also agreed to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

•	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations, financial reporting and accounting control systems into our business;

•	increased indebtedness and contingent purchase price obligations associated with an acquisition;

•	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

•	the availability of funding sufficient to meet increased capital needs;

•	diversion of management’s attention; and

•	the ability to retain or hire qualified personnel required for expanded operations.

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

The continuing illiquidity of the auction rate securities market may affect our ability to liquidate certain auction rate securities that we classify as securities available for sale on our balance sheet. Our securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The actual net default rate as of December 31, 2011 was estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes. All of our securities available for sale as of December 31, 2011, with a par value of $17.9 million and an estimated fair value and carrying amount of $13.6 million, had insufficient bidders at the scheduled rollover dates, indicating that immediate liquidity at par was unavailable. As of December 31, 2011, cumulative credit and other losses of $3.3 million have been recognized in connection with our structured finance security. Cumulative unrealized losses associated with our student loan auction rate securities totaled $1.0 million as of December 31, 2011.

Our valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact our valuation include changes to credit ratings of the applicable securities, and for structured finance security, changes to the credit ratings of the underlying assets supporting the security as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We are uncertain as to when and if liquidity associated with these investments will improve, whether we will be able to exit these investments at their respective cost bases, or whether we will incur additional temporary or other-than-temporary losses as a result of these investments. As a result of this uncertainty, our auction rate securities are classified as a long-term assets as of December 31, 2011.

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

Under the terms of the Revised Amended Agreement, the buyer is no longer required to issue a standby letter of credit in our favor to cover any remaining exposure related to our bonded obligations. Instead, pursuant to the terms of the settlement agreement, the buyer entered into indemnity agreements directly with certain surety bonding companies in connection with our bonded obligations. Therefore, if the buyer is unable to meet its contractual obligations, the surety bonding company can seek its remedies under the indemnity agreement. If the surety bonding company, however, pays the amounts due under the bonds, the surety bonding company will seek reimbursement of such payment from us. Accordingly, we may incur losses in the future related to these contingent liabilities if the buyer does not complete the bonded contracts and we are unable to recover such losses from the buyer pursuant to the indemnification provisions contained in the Revised Amended Agreement. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increased the likelihood that we could be required to assume certain obligations associated with these projects. As of December 31, 2011, we have completed the work associated with these projects and do not believe we have any further obligations thereunder. Should additional costs arise, we could incur future losses which could adversely affect our results of operations, cash flows and liquidity.

Risks Related to Our Company and Our Common Stock

We have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations.

We have a significant amount of debt and substantial debt service requirements. As of December 31, 2011, we had approximately $495 million of outstanding debt.

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

Currently, we intend to settle the principal amounts of our new senior convertible notes upon any conversion thereof in cash. As of December 31, 2011, there was outstanding $202.3 million aggregate principal amount of our new senior convertible notes. Notwithstanding our present intention to settle conversions of our new senior convertible notes in cash, we cannot assure you that we will be able to do so due to provisions in our credit facility, which restrict the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2017 and senior convertible notes due 2014, unless the we have at least $50 million of remaining liquidity (as defined in the credit facility) after any such repurchase or prepayment. If we were required to settle conversions of our new senior convertible notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our credit facility, we could be required to obtain additional funding or settle such conversions in shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

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

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. In connection with certain completed acquisitions, we have the option to issue shares of our common stock instead of cash for certain earn-out obligations. Such issuances could have the effect of diluting our earnings per share as well as our existing shareholders’ individual ownership percentages and could lead to volatility in our common stock price. Our Amended and Restated Articles of Incorporation provide that we may issue up to a total 145,000,000 shares of common stock, of which 80,568,864 shares were outstanding as of December 31, 2011.

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

Jorge Mas, our Chairman, Jose Mas, our Chief Executive Officer and other members of the Mas family who are employed by MasTec, beneficially owned approximately 26.4% of the outstanding shares of our common stock as of December 31, 2011. Accordingly, they are in a position to influence:

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

During the three years ended December 31, 2011, our common stock fluctuated from a high of $22.99 per share to a low of $9.03 per share. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is a 35,000 square foot leased facility located in Coral Gables, Florida.

As of December 31, 2011, our operations were conducted from more than 400 locations primarily within the United States and Canada, and, to a lesser extent, Latin America, including Puerto Rico, Panama and Mexico. None of these facilities is material to our operations because most of our services are performed on customers’ premises or on public rights of way and suitable alternative locations are available in substantially all areas where we currently conduct business.

We also own property and equipment that had a net book value of approximately $267 million as of December 31, 2011. This property and equipment includes land, buildings, vans, trucks, tractors, trailers, bucket trucks, backhoes, bulldozers, directional boring machines, digger derricks, cranes, networks, computers, computer software, office and other equipment. Our equipment is acquired from various third-party vendors, none of which we depend upon, and we did not experience any difficulties in obtaining desired equipment in 2011.

ITEM 3.	LEGAL PROCEEDINGS

Legacy Litigation

The material set forth in Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “MTZ.” The following table sets forth, for the quarters indicated, the high and low sale prices of our common stock, as reported by the New York Stock Exchange.

	For the Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$20.85	$14.15	$13.92	$11.73
Second Quarter	$22.99	$17.36	$13.24	$9.33
Third Quarter	$22.20	$16.68	$11.37	$9.26
Fourth Quarter	$22.00	$13.95	$15.48	$10.04

Holders. As of February 27, 2012, there were 4,240 shareholders of record of our common stock.

Dividends. We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our credit agreements prohibit us from paying cash dividends or making other distributions of our common stock without prior consent of the lender. The indenture governing our senior notes also contains covenants that restrict our ability to make certain payments including the payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities. During the fourth quarter of 2011, our Board of Directors authorized the repurchase of up to $150 million of MasTec common stock under a stock repurchase program. During the year ended 2011, we repurchased 4,593,663 shares of MasTec common stock at an average price of approximately $16.33 per share. Under the share repurchase program, shares may be repurchased from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and amount of any repurchases will be based on evaluation of market conditions, share price and other factors. The stock repurchase program expires one year from the date of authorization and may be modified or suspended at any time at our discretion. Stock repurchases will be funded with available cash or with availability under our credit facility.

The following table provides information about repurchases of our common stock during the three month period ended December 31, 2011:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

October 1 through October 31	67,569	$16.97	—	—
November 1 through November 30	4,032,298	$16.33	4,030,785	$6,064,589
December 1 through December 31	380,634	$15.93	380,634	$75,000,004

Total	4,480,501		4,411,419

(1)	Share repurchases for the three months ended December 31, 2011 include 1,513 shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs and 4,478,988 shares of common stock repurchased by the Company.
(2)	Except to the extent described in footnote 1 above with respect to common stock withheld for income purposes under compensation and benefit programs, all shares were acquired in open-market transactions.
(3)	Purchased pursuant to the Company’s publicly announced share repurchase program, which was initially a $75 million program that was announced on November 7, 2011. The Company later increased the maximum aggregate dollar amount of shares that may be repurchased under this program from $75 million to $150 million and announced such increase on December 16, 2011. Unless extended by the Company at its discretion, this share repurchase program will expire on December 16, 2012.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard and Poor’s 500 Composite Stock Index (S&P 500), and with that of our Peer Group, comprised of Dycom Industries, Inc., MYR Group, Inc., Quanta Services, Inc. and Pike Electric, Inc. The graph assumes an investment of $100 in our common stock and in each of the respective indices, for the period from December 31, 2006 to December 31, 2011. The comparisons in the graph are based upon historical data and are not intended to forecasts or be indicative of, possible future performance of our common stock.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

As of December 31	2006	2007	2008	2009	2010	2011

MasTec, Inc.	$100.00	$88.13	$100.35	$108.32	$126.43	$150.52
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
Peer Group	$100.00	$127.31	$85.68	$90.23	$91.99	$100.04

ITEM 6.	SELECTED FINANCIAL DATA

The following table states our selected consolidated financial data, which has been derived from our audited consolidated financial statements. The table reflects our consolidated results of operations for the periods indicated. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of acquisitions. See the Note 3 – Acquisitions and Other Investments in the notes to consolidated financial statements for further details. In 2007, we sold our then-existing Canadian operations as well as our state Department of Transportation related projects and assets, both of which are presented as discontinued operations in table below. No material discontinued operations activity was recorded during any of the three years in the period ended December 2011.

The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Statement of Operations Data
Revenue	$3,009.0	$2,308.0	$1,623.5	$1,378.7	$1,037.8
Costs of revenue, excluding depreciation and amortization	$2,606.1	$1,938.9	$1,376.1	$1,179.2	$891.6
Income from continuing operations before non-controlling interests	$106.0	$90.4	$70.7	$66.6	$6.3
Loss from discontinued operations, net of tax	$—	$—	$—	$(0.8)	$(13.6)
Net income (loss)	$106.0	$90.4	$70.7	$65.8	$(7.3)
Net loss attributable to non-controlling interests	$(0.0)	$(0.1)	$—	$—	$—
Net income (loss) attributable to MasTec	$106.0	$90.5	$70.7	$65.8	$(7.3)
Basic net income (loss) per share attributable to MasTec:
Continuing operations	$1.29	$1.19	$0.93	$0.98	$0.10
Discontinued operations	$—	$—	$—	$(0.01)	$(0.21)
Total basic net income (loss) per share attributable to MasTec	$1.29	$1.19	$0.93	$0.97	$(0.11)
Diluted net income (loss) per share attributable to MasTec:
Continuing operations	$1.23	$1.05	$0.90	$0.97	$0.09
Discontinued operations	$—	$—	$—	$(0.01)	$(0.20)
Total diluted net income (loss) per share attributable to MasTec	$1.23	$1.05	$0.90	$0.96	$(0.11)

	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data
Working capital	$242.3	$235.1	$202.5	$105.3	$163.8
Property and equipment, net	$266.6	$180.8	$198.8	$158.0	$81.9
Total assets	$2,081.1	$1,655.8	$1,382.2	$1,090.9	$710.7
Total debt	$494.9	$412.6	$438.4	$304.3	$163.0
Total shareholders’ equity	$811.2	$653.2	$528.2	$443.1	$314.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We begin with an overview of our business, recent developments and financial results, a discussion of economic, industry and market factors and a summary of our revenue producing activities and related costs, along with a discussion of key metrics our management team uses when evaluating our performance. This overview is followed by a summary of critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results as well as our 2012 outlook. We then provide a more detailed analysis of our results of operations, financial condition, liquidity and capital resources.

Business Overview

We are a leading infrastructure construction company operating mainly throughout North America across a range of industries. Our activities include, but are not limited to, the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, including: electrical utility transmission and distribution, power generation, natural gas and petroleum pipeline infrastructure, wireless, wireline and satellite communication, wind farms, solar farms and other renewable energy, industrial infrastructure and water and sewer systems. Our customers are primarily in the utility, communications and government industries.

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark, and as of December 31, 2011, we had approximately 10,000 employees and more than 400 locations. We have consistently been ranked among the top specialty contractors by Engineering News-Record over the past five years.

We serve a diversified domestic customer base, and our top ten customers include some of the leading communication and utility companies in the United States, including DIRECTV®, AT&T, El Paso Corporation, Energy Transfer Company, Talisman Energy, Mid-American Energy, Dominion Virginia Power, DCP Midstream, Spectra Energy and EQT Corporation. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively impacted if the amount of business we obtain from these customers is reduced, or if we complete the required work on projects and cannot replace them with similar projects. Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Revenue from top ten customers	71%	72%	72%

Revenue from specific customers:
DIRECTV®	23%	24%	30%
AT&T	23%	20%	16%

Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses.

Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®. Refer to Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements contained in this annual report for additional information regarding our purchase option agreement with Red Ventures, which, if exercised, could reduce future revenues from DIRECTV®. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 23% to 19% of total consolidated revenues for the year ended December 31, 2011. DirectStar accounted for $148.5 million and $143.3 million of our revenues in 2011 and 2010, respectively. Based upon current discussions with Red Ventures, we currently anticipate that the sale of DirectStar will occur in the second quarter of 2012; however, we cannot provide any assurance that Red Ventures will exercise its option or that any sale will occur.

We have actively pursued a diversification and expansion strategy in recent years. This strategy has deepened our presence and expanded our service offerings in key markets, including wireless, natural gas and petroleum pipeline, electrical transmission, renewable energy and heavy industrial infrastructure, among others.

2011 Acquisitions. In April 2011, we acquired Fabcor TargetCo Ltd., (“Fabcor”) a Canadian natural gas and petroleum pipeline infrastructure construction company. Fabcor expands our energy infrastructure services within the Canadian market and allows us to participate in the significant opportunities anticipated in that market in the future. Additionally, in April 2011 we exercised our EC Source merger option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source, a nationally recognized full-service engineering, procurement and construction service entity, focusing on deploying extra high voltage electrical transmission systems throughout North America. During the second quarter of 2011, we also acquired: Cam Communications, Inc., a company specializing in equipment construction and network services for telecommunications carriers; Halsted Communications, Ltd., an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania, and New England, whose primary customer is DIRECTV®; and Optima Network Services, Inc., a wireless infrastructure services company headquartered in California. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for details of our second quarter 2011 acquisitions.

In addition to integration and growth opportunities associated with our recent acquisitions, we also seek opportunities to expand our geographic presence, capabilities and service offerings in traditional business areas, such as telecommunications and install-to-the-home services.

Overview of Financial Results

Overall, 2011 revenue grew to $3.0 billion, an increase of $700.9 million, or 30%, from the prior year. Acquisitions completed during the second quarter of 2011 contributed $265.3 million, or 9% of our 2011 revenues. Organic revenue of $2.7 billion grew by $435.7 million, or 19%, versus the same period in the prior year. Strong end-user demand for new technologies in the wireless and install-to-the-home industries, pipeline construction and increased levels of activity in energy transmission were key growth drivers. While overall revenue growth was strong, revenues in certain areas of our business were negatively impacted by general economic conditions and industry factors. Our renewable project revenues declined versus the prior year as a result of tightened access of our customers to project financing, changes to our customers’ capital spending plans and competitive pressure on pricing.

Net income and diluted earnings per share were $106.0 million and $1.23 per share, respectively, for the year ended December 31, 2011, representing an increase of $15.5 million and $0.18 per share, or 17% and 17%, respectively, versus 2010. Factors contributing to our 2011 results included revenue growth, as previously discussed, improved leveraging of general and administrative expenses as a percentage of revenue, partially offset by an increase in our costs of revenue as a percent of sales. Also impacting our 2011 results was a $29.0 million pre-tax gain on the remeasurement of our equity investment in EC Source, which was acquired in May 2011. The gain was recorded within other income (expense).

Costs of revenue as a percent of sales increased from 84.0% in 2010 to 86.6% in 2011. The increase was driven by several factors, including new DirectStar commission arrangements effective in 2011 as well as lower margins on certain projects in the second half of 2011. Our pipeline projects in the northeastern part of the United States were negatively affected by adverse weather conditions. Severe flooding in the northeastern United States beginning in the third quarter of 2011 negatively impacted working conditions and decreased productivity and profitability on certain projects. The Marcellus shale basin of the northeastern United States had above average amounts of rainfall in the second half of 2011. An unusually wet summer, coupled with the effects of Hurricane Irene in August and Tropical Storm Lee in September, caused significant flooding conditions in this region. Wireless projects, for which revenue growth has been robust, have experienced higher costs of revenue due to certain growth-related project inefficiencies. While we were able to meet the increased levels of demand for wireless services, we incurred higher labor and other costs in order to complete certain projects. Costs of revenue on renewable projects were also higher in comparison to the prior year due in large part to lower utilization of certain costs as a result of decreased revenues, as discussed above. In addition, 2011 costs of revenue was negatively impacted by a $6.4 million charge related to our multi-employer pension plans. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participate. See Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements for additional details.

Diluted earnings per share was favorably impacted in 2011 by a lower diluted share count resulting from several recent transactions. Total diluted shares decreased by approximately 4.2 million shares, from 90.9 million shares in 2010 to 86.7 million shares in 2011. During the first quarter of 2011, we exchanged 94% of our original senior convertible notes issued in 2009 (the “Original Convertible Notes”) for new senior convertible notes (the “New Convertible Notes”) that have an optional physical (share), cash or combination settlement feature, resulting in 10.4 million fewer diluted shares outstanding as compared with 2010. In addition, our Board of Directors authorized a share repurchase program during the fourth quarter of 2011. We repurchased 4.6 million shares under this program, which reduced our 2011 diluted average share count by 0.6 million shares. These decreases were partially offset by the issuance of 5.1 million shares in connection with our EC Source business combination in May of 2011 and the issuance of 1.9 million shares in December 2010 in connection with a purchase agreement amendment for one of our historical acquisitions. See Note 2 – Earnings Per Share and Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for additional information.

Economic, Industry and Market Factors

Despite the results we achieved during 2011, we recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effect that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is often a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as tightened access to capital for customers in the industries we serve and/or changes to our customers’ capital spending plans, can result, and have resulted, in decreased levels of demand in certain portions of our business, such as our renewables projects, which were negatively impacted by such trends in 2011. In addition, we operate in industries affected by market and regulatory impacts beyond our control. Changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. Fluctuations in market prices for oil, gas and other fuel sources can also impact demand for our pipeline and renewable energy construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.

Impact of Seasonality and Cyclical Nature of Business

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, particularly for large non-recurring projects, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the best of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budget before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and margin variations. See “Overview of Results” above for discussion of the negative impact on our productivity and margins of severe flooding in the northeastern United States beginning in the third quarter of 2011.

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period. The financial condition of our customers and their access to capital; variations in project margins; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Revenue

We provide engineering, building, installation, maintenance and upgrade services to our customers. The primary industries served by our customers are communications, utilities and government. Customer revenues by industry for the periods indicated were as follows (in millions):

	Year Ended December 31,
	2011		2010		2009
Communications	$1,625.0	54%	$1,221.5	53%	$950.6	59%
Utilities	1,339.3	45%	1,046.8	45%	596.0	36%
Government	44.7	1%	39.7	2%	76.9	5%

	$3,009.0	100%	$2,308.0	100%	$1,623.5	100%

Approximately 60% of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service agreements and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenues by type of contract for the periods indicated were as follows (in millions):

	Year Ended December 31,
	2011		2010		2009
Master service and other service agreements	$1,777.7	59%	$1,266.3	55%	$934.3	58%
Installation/construction project agreements	1,231.3	41%	1,041.7	45%	689.2	42%

	$3,009.0	100%	$2,308.0	100%	$1,623.5	100%

As shown in the table above, just over 40% of our 2011 revenues were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Costs of Revenue

Costs of revenue consists principally of salaries, employee wages and benefits, including multi-employer pension plan withdrawal charges, subcontracted services, equipment rentals and repairs, fuel and other equipment expenses, material costs, parts and supplies, insurance and facilities expenses. Project margins are calculated by subtracting a project’s costs of revenue from project revenue. Project profitability and corresponding project margins will be reduced if actual costs to complete a project exceed original estimates on fixed price and installation/construction service agreements. Estimated losses on contracts are recognized immediately when estimated costs to complete a project exceed the remaining revenue to be received over the remainder of the contract. Factors impacting our costs of revenue, and costs of revenue as a percent of sales, include:

Revenue Mix. The mix of revenues derived from the projects we perform impacts overall project margins, as certain projects provide higher margin opportunities. Installation work is often obtained on a fixed price basis, while maintenance work is often performed under pre-established or time and materials pricing arrangements. Project margins for installation work may vary from project to project, and can be higher than maintenance and upgrade work due to the fact that fixed price contracts often have a higher level of risk than other types of project work. Changes in project mix between installation work and maintenance or upgrade services can impact our project margins in a given period. Additionally, the mix of project revenues by industry served can also have an impact on overall project margins, as project margin opportunities can vary by industry and over time.

Seasonality, Weather and Geographic Mix. As discussed above, seasonal patterns can have a significant impact on project margins. Generally, business is slower at the beginning of the year. Adverse or favorable weather conditions can impact project margins in a given period. For example, extended periods of rain or snowfall can negatively impact revenues and project margins as a result of reduced productivity from projects being delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are accommodating, more work can be done, sometimes with less cost, which can favorably impact project margins. In addition, the mix of business conducted in different parts of the country can affect project margins due to geographic characteristics associated with the physical location where the work is being performed, such as mountainous or rocky terrain versus open terrain. Site conditions, including unforeseen underground conditions, can also impact project margins.

Performance Risk. Overall project margins may fluctuate due to the volume of work performed, project pricing, job productivity and crew productivity. Job productivity can be impacted by weather, geography, environmental or regulatory factors, customer decisions and crew productivity. Crew productivity can be influenced by factors including weather conditions and job terrain, such as whether project work is in an open or encumbered right of way.

Subcontracted Resources. Our use of subcontracted resources in a given period varies, based upon activity levels and the amount and location of existing in-house resources and capacity. Work that is subcontracted can yield lower project margins than self-perform work. As a result, changes in the mix of subcontracted versus self-perform work can impact our overall project margins.

Material versus Labor Costs. In many cases, our customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or part of the required materials. Project margins are typically lower on projects where we furnish a significant amount of materials due to the fact that mark-ups on materials are generally lower than on labor costs. Therefore, increases in the percentage of work with significant materials requirements could decrease our overall project margins.

Insurance Costs. Project margins can also be impacted by insurance costs as additional claims arise and as circumstances and conditions of existing claims change. We maintain insurance policies subject to per claim deductibles of $1 million for our worker’s compensation policy and $2 million for our general liability and automobile liability policies. We also have employee healthcare benefit plans for our employees not subject to collective bargaining agreements, which are subject to annual per employee maximum losses of $0.4 million per year.

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

Interest Expense, Net

Interest expense, net, consists of contractual interest expense on outstanding debt obligations, amortization of deferred financing costs, accretion associated with our New Convertible Notes, and other interest expense, such as line of credit and letter of credit fees, offset by interest earned on cash, cash equivalents and fixed income investments.

Other (Income) Expense, Net

Other (income) expense, net, consists primarily of gains or losses from sales of assets and investments, income or losses from equity method investments, gains or losses from foreign currency transactions, gains or losses from changes to estimated earn-outs accrued as a component of purchase price for recent acquisitions, and other-than-temporary impairment losses recognized in connection with our available for sale securities. Other (income) expense, net, also includes the non-cash gain on remeasurement of our equity investment in EC Source, which was acquired in the second quarter of 2011.

Financial Metrics

Members of our senior management team regularly review key performance metrics and the status of operating activities within our business. These key performance indicators include:

•	revenue and profitability on an overall, reporting unit and individual project basis;

•	monthly, quarterly and annual changes in revenue and profitability on an overall, reporting unit and individual project basis;

•	revenues by customer, by industry and by contract type;

•	costs of revenue, general and administrative expenses, depreciation and amortization, tax and interest expense as a percentage of revenue;

•

earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA, which is EBITDA excluding (i) the May 2011 gain on remeasurement of our investment in EC Source, and (ii) the $6.4 million charge we recorded in the fourth quarter of 2011 relating to our withdrawal from a multi-employer pension plan, as a percentage of revenue;

•	days sales and days payable outstanding;

•	interest and debt service coverage ratios;

•	liquidity and cash flows;

•	safety results and productivity; and

•	customer service metrics on an individual project basis.

Management analyzes this information periodically through operating reviews, which include detailed discussions of proposed investments in new business opportunities or property and equipment, integration efforts and cost reduction efforts. Measuring these key performance indicators is an important tool used by management to make operational decisions. These tools enable our management to make informed and timely decisions about the allocation of costs and resources, which we believe can help us improve our performance.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, estimates to complete and provisions for contract losses, allowances for doubtful accounts, accrued self-insured claims, estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity method investees, securities available for sale and certain convertible debt obligations, reserves and accruals, impairment of assets, income taxes and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

We believe the following accounting policies are the most critical in the preparation of our consolidated financial statements as they are both important to the portrayal of our financial condition and they require significant or complex judgment and estimates on the part of management. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements for further description of our significant accounting policies.

Our critical accounting policies are reviewed frequently with the Audit Committee of the Board of Directors.

Revenue Recognition

We enter into various types of contracts, including unit price, time and materials, cost-plus and fixed price contracts. Under unit price contracts, we agree to perform work for a price per unit of work performed. Fixed price contracts provide for a fixed fee for an entire project, the final terms and prices of which can be subject to negotiation with the customer, as is customary in the industry. Work performed on a time and materials basis is billed based upon negotiated hourly rates plus material costs. Cost-plus contracts are based on actual costs incurred for materials, equipment and labor, plus an agreed upon markup. Although the terms of our contracts vary considerably, most are on either a unit price or a fixed price basis. We complete a substantial majority of our fixed price projects within one year, while we frequently provide maintenance, installation and repair work under unit price or fixed price master service or other service agreements that are renewable periodically.

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

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. We treat project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or we defer costs and/or recognize revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is classified within current assets for the majority of our projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

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

Our estimates for the allowance for doubtful accounts are subject to significant change during times of economic weakness or uncertainty in either the overall U.S. economy or within the industries we serve. To proactively manage accounts receivable aging and collections and evaluate the adequacy of our allowance for doubtful accounts, we continue to monitor the economic environment and its impact on our customers.

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

Our reporting units sell and provide contracting services, including engineering, building, installation, maintenance and upgrade services, primarily by digging and drilling trenches and installing poles, pipe, towers, antennae, wire, and equipment. Many of our reporting units perform these services across multiple industries, including telecommunications, utilities and government, and on behalf of a variety of customers, some of which contract services from multiple reporting units.

During the year ended December 31, 2011, we adopted ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the traditional two-step goodwill impairment test. Based on this analysis, none of our reporting units were considered more likely than not to be impaired as of December 31, 2011. During each of the two years in the period ended December 31, 2010, management estimated the fair value of our reporting units using a discounted cash flow methodology, which incorporates five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times year five EBITDA. The discount rate was estimated to be 8.5% per annum and represents our estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analysis.

Based upon the most recent analyses performed, we determined that the estimated fair values of our reporting units substantially exceeded their carrying values. However, under ASU 2011-08, we are no longer required to perform a full quantitative analysis if our qualitative analysis concludes that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. Significant changes in the estimates used in our analysis could result in an impairment charge related to goodwill and/or intangible assets. In addition, we could record impairment losses in the future if profitability and cash flows of our reporting entities decline to the point where their carrying values exceeded their market values.

Business Combinations – Valuation of Acquired Assets and Liabilities

Allocations of purchase price for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired. Accounting for business combinations requires estimates and judgments as to expectations of future cash flows for acquired businesses and the allocation of those cash flows to identifiable tangible and intangible assets in determining the estimated fair values of assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets and liabilities, including contingent consideration, are based on management’s estimates and assumptions utilizing customary valuation procedures and techniques. See Note 5 – Fair Value of Financial Instruments in the notes to the consolidated financial statements for our policy on fair value estimates. Contingent consideration is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. If actual results differ significantly from the estimates and judgments used in determining the estimated fair values of assets and liabilities recorded as of the date of acquisition, these differences could result in a possible impairment of recorded assets, including intangible assets and goodwill, or require acceleration of amortization expense of finite-lived intangible assets.

Self-Insurance

We presently maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. We also maintain an insurance policy with respect to employee group health claims subject to annual per employee maximum losses of $0.4 million. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. The present value of our self-insurance liabilities are reflected in our balance sheet as current and other non-current liabilities. The determination of such claims and expenses and the appropriateness of the related liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. We continue to work with our insurance carriers to resolve claims quickly in an effort to reduce our exposure. We are also attempting to accelerate the claims process where possible so that amounts incurred can be reported rather than estimated. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. However, a change in experience or actuarial assumptions could nonetheless materially affect results of operations in a particular period.

Securities Available-for-Sale

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2011. The actual net default rate as of December 31, 2011 is estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.

Liquidity for auction rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. As a result, there was insufficient observable market data to determine the fair value of our auction rate securities as of December 31, 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability-weighted discounted cash flow model. The model incorporates assumptions that market participants would use in their estimates of fair value, such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction; (b) a failed auction; or (c) a default; at each auction. This valuation is sensitive to market conditions and our judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include: changes to credit ratings of the securities and, for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Due to the liquidity issues associated with our auction-rate securities, they have been recorded at their fair value as long-term assets in our consolidated financial statements. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other-than-temporary. An impairment is considered to be other-than-temporary if an entity intends to sell a security, more likely than not will be required to sell a security before recovering its cost, or does not expect to recover a security’s entire amortized cost basis, even if there is no intent to sell the security.

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

Structured Finance Auction Rate Securities. Following the sale of two of our three structured finance auction rate securities in the fourth quarter of 2010, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance security. Accordingly, subsequent declines in this security’s cost basis have been recognized in earnings, whereas any increases will be recorded in other comprehensive income, net of applicable income taxes.

Student Loan Auction Rate Securities. During the second quarter of 2011, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value. We continue to have intent to hold, and more likely than not, will not be required to sell our remaining student loan auction rate securities until maturity or until their par value can be recovered. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes.

See Note 6 – Securities Available for Sale in the notes to the consolidated financial statements for additional details.

Income Taxes

We record income taxes using the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. Income taxes are estimated in each of the jurisdictions in which we operate. This process involves estimating the tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value.

We consider future pretax income and ongoing prudent and feasible tax planning strategies in assessing the net realizable value of tax assets and the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. As of December 31, 2010, we had substantially utilized our net operating loss carryforwards for federal income tax purposes. In prior years, we released the valuation allowance that was previously established against domestic net operating losses. Based on our recent history of profitability and our forecasts for future periods, we determined that it is more likely than not that the state net operating loss carryforwards and other temporary differences would be realized. As of December 31, 2011 and 2010, we have valuation allowances aggregating $2.8 million and $5.6 million, respectively. These valuation allowances relate to foreign net operating losses and credit carryforwards that we believe may not be realized in future periods.

In determining the provision for income taxes, we use an effective tax rate based on annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. As of December 31, 2011, we have not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and certain other circumstances.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The statute of limitations varies by the various jurisdictions in which we operate. Our U.S. federal income tax returns for years ending on or after 2008 still remain open for examination. Although we believe our calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.

Multi-Employer Pension Plans

We make contributions to certain union-administered multi-employer pension plans. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities if we withdraw from such multi-employer plans or if they are terminated. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participated and recorded a charge of $6.4 million within costs of revenue. Withdrawal liabilities under multi-employer pension plans are based on estimates of our proportionate share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, and represent our best estimate of such liabilities as of the time we record such withdrawal liabilities. Any changes in estimated withdrawal liabilities could materially affect our results of operations, cash flows and financial position in the period such changes occur. See Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies for additional details.

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

See Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements for discussion of current litigation matters.

2012 Outlook

We believe we have significant market opportunities in 2012 in six areas:

Wireless and Fiber Communications Network Upgrades – we believe wireless and fiber optic communication network upgrades will continue to grow in 2012 and that the major regional and rural telecommunications and other communications companies will continue to expand and enhance their capabilities in these areas, which could increase demand for our services. We continue to expand our capabilities in wireless infrastructure construction. Additionally, the ARRA has allocated $7.2 billion for the development of broadband facilities throughout the U.S and the expansion of broadband access into areas that are currently not served by high-speed data networks.

Petroleum, Natural Gas and Natural Gas Liquids Pipelines – we believe that demand for clean-burning, domestic natural gas will grow in order to reduce U.S. dependence on foreign energy sources. Additionally, we believe that the attractive pricing for petroleum and natural gas liquids will also increase drilling and the demand for pipelines transporting these products. With recent developments in drilling and completion technologies for oil and gas, we expect new North American producing fields to be developed and old fields’ productivity to be expanded significantly. We anticipate the resulting incremental production will provide increasing opportunities for our oil & gas gathering, gas compression, liquids pumping, oil & gas treatment, long-haul and mid-stream oil & gas and other liquids pipeline construction operations. We have made acquisitions in the last few years to expand our capabilities in these areas.

Alternative and Renewable Energy Projects – we believe this market will grow in 2012 as developers seek to qualify for the expiring Federal section 1603 investment tax credits for wind projects. Additionally, we expect that solar development will accelerate with current low solar panel prices and the extension of Federal tax benefits for solar projects through 2016. Our primary focus is the construction of renewable energy infrastructure, including wind farms and solar farms. Regulatory mandates for electricity generation from alternative and renewable sources and the ARRA, which calls for expansion of domestic renewable energy sources through tax incentives, cash grants and loan guarantees, has provided our renewable energy operations with recent growth potential.

Work for Electrical Grid Upgrades – we believe that the nation’s electrical grid, which routinely encounters capacity and reliability issues, will be expanded, modernized and upgraded in the coming years. During the recent recession, demand for electric power has declined and has hidden many of the grid reliability issues which caused blackouts, brownouts and other grid failures in 2007 and early 2008. Also, renewable energy, which is often generated in remote areas, will require significant investment in new transmission and substation infrastructure in order to deliver this power to the population and to industrial centers with high electrical power demand. The ARRA has allocated $11 billion for modernization and expansion of the national electrical grid in order to develop a smart grid. With even a modest pickup in the economy, we believe that old grid reliability issues will reappear and that utilities across the country will respond by increasing their capital expenditures in this area. Additionally, we believe that cost and labor conditions are making it increasingly attractive for utilities to outsource their construction and maintenance activities.

Install to the Home – we believe the increased number of DIRECTV® subscribers and expansion of high definition video programming, special or proprietary programming, new technology set-top boxes and other in-home technology advances provide us with the continuing opportunity to provide installation, upgrade and maintenance services for new and existing customers. Our expertise in home installation also provides opportunities to offer installation services for new customers.

Heavy Industrial – we believe there will be increased demand for heavy industrial construction across a range of industries. The current low price and environmental advantage of clean burning natural gas should result in the conversion of coal fired power plants and the construction of new gas fired power plants. Additionally, a wide variety of industries may seek to expand, convert or construct new plants to take advantage of this economical and clean fuel source. We continue to expand our capabilities in heavy industrial construction in anticipation of this trend.

Our 2012 results could be adversely affected by the matters discussed in the “Cautionary Statement Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” of this Annual Report on Form 10-K.

Comparisons of Fiscal Year Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions). Our consolidated results of operations are not necessarily comparable from period to period due to the impact of recent acquisitions. See Note 3 – Acquisition and Other Investments in the notes to consolidated financial statements.

	Year Ended December 31,
	2011		2010		2009
Revenue	$3,009.0	100.0%	$2,308.0	100.0%	$1,623.5	100.0%
Costs of revenue, excluding depreciation and amortization	2,606.1	86.6	1,938.9	84.0	1,376.1	84.8
Depreciation and amortization	75.2	2.5	58.0	2.5	49.5	3.1
General and administrative expenses	148.4	4.9	126.7	5.5	96.9	6.0
Interest expense, net	34.4	1.1	29.1	1.3	24.7	1.5
Other (income) expense, net	(29.1)	(0.9)	1.3	0.0	(2.8)	(0.3)

Income before provision for income taxes	$174.0	5.8%	$154.0	6.7%	$79.1	4.9%
Provision for income taxes	(68.0)	(2.3)	(63.6)	(2.8)	(8.4)	(0.5)

Net income	$106.0	3.5%	$90.4	3.9%	$70.7	4.4%
Net loss attributable to non-controlling interests	(0.0)	(0.0)	(0.1)	(0.0)	—	—

Net income attributable to MasTec	$106.0	3.5%	$90.5	3.9%	$70.7	4.4%

The following discussion and analysis of our results of operations should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

Comparison of Years Ended December 31, 2011 and 2010

Revenue. Our revenue was $3.0 billion for year ended December 31, 2011, compared to $2.3 billion in 2010, representing an increase of $700.9 million, or 30.4%. Of this increase, $265.3 million, or approximately 38%, was attributable to businesses acquired during 2011. Revenues were favorably impacted by demand for our wireless, pipeline, install-to-the-home and energy transmission services. Key customers driving growth during 2011 included AT&T, DIRECTV® and Energy Transfer Company. Continuing investments in new infrastructure for wireless technology, in addition to expansion of the geographic areas in which we do project work, yielded approximately $237 million of higher revenues from wireless projects in 2011 as compared with 2010. Of this increase, approximately $27 million was from acquired businesses. Pipeline revenues increased approximately $212 million for the year ended December 31, 2011, driven by acquisition revenues of $83 million, as well as an increase of approximately $90 million from our pipeline projects in the various natural gas shale basins. Pipeline revenues were also favorably impacted by approximately $37 million of higher year-over-year revenues from a large pipeline project with El Paso Corporation. Install-to-the-home and energy transmission project activity was also strong in 2011, increasing by approximately $146 million and $138 million, respectively, including approximately $155 million of revenues from acquired businesses. Otherwise strong revenue growth was partially offset by approximately $118 million in lower levels of activity on renewable energy projects versus 2010 as a result of tightened access of our customers to project financing and delays resulting from changes to our customers’ capital spending projects.

Costs of Revenue. Our costs of revenue were $2.6 billion, or 86.6% of revenue, for the year ended December 31, 2011, compared to $1.9 billion, or 84.0% of revenue, for the corresponding period in 2010, a $667.2 million, or 34.4%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue increased 260 basis points. The basis point increase was driven by several factors, including an increase of approximately $27 million in certain commissions paid by DirectStar. Wages, including subcontractor costs increased as a percent of revenue by approximately 110 basis points, as a result of changes in our project mix as well as higher costs on certain of our pipeline, wireless, and renewable projects. For example, pipeline projects were negatively impacted by the flooding conditions we experienced on our Marcellus Shale basin pipeline projects in the second half of 2011. Severe flooding in the northeastern United States, caused by above average rainfall coupled with the effects of Hurricane Irene in August and Tropical Lee in September, hurt our pipeline projects in the Marcellus shale basin. In addition, we experienced higher labor costs on wireless projects as a result of certain growth-related project inefficiencies. Our renewable projects were negatively impacted by lower levels of utilization as a result of decreased revenues as well as from competitive pressure on pricing.

Our 2011 wage and employee costs also include the impact of a $6.4 million charge related to our multi-employer pension plans. In November 2011, we voluntarily withdrew from one of the multi-employer pension plans in which we participate. See Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements for additional details. Fuel costs also increased by approximately 30 basis points as a percentage of revenue, driven by higher fuel prices and increased levels of fuel consumption to support growth in project work.

Depreciation and amortization. Depreciation and amortization was $75.2 million for the year ended December 31, 2011, as compared with $58.0 million for the same period in 2010, representing an increase of $17.2 million, or 29.7%. The increase was driven by $9.2 million of acquisition-related depreciation and amortization, as well as $8.1 million of higher organic business depreciation expense. The increase in organic business depreciation expense resulted from current year capital spending, primarily on pipeline and wireless projects, which increased depreciation expense by approximately $6 million, as well as from an increase of approximately $7 million in depreciation expense on certain equipment held under capital leases, which had previously been held under operating leases. The increase in depreciation expense from the lease reclassification was offset, in part, by a decrease in rent expense, which is recorded within costs of revenue. See Note 10 – Lease Obligations in the notes to the consolidated financial statements for additional details. Increased depreciation expense for the year ended December 31, 2011 was partially offset by a decrease of approximately $5 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $148.4 million, or 4.9% of revenue, for the year ended December 31, 2011 as compared with $126.7 million, or 5.5% of revenue, for the same period in 2010, representing an increase of $21.8 million, or 17.2%. The dollar increase resulted largely from approximately $14 million of higher labor costs associated with recently acquired businesses as well as from organic business growth. Acquisition-related transaction costs of approximately $1.6 million also contributed to higher general and administrative expenses. As a percentage of revenue, general and administrative expenses decreased approximately 60 basis points. This decrease was attributable to improved leveraging of overall administrative labor and other costs, which increased at a lower rate than the increase in revenue for the corresponding period.

Interest expense, net. Interest expense, net of interest income, was $34.4 million, or 1.1% of revenue, for the year ended December 31, 2011, as compared with $29.1 million, or 1.3% of revenue, for the same period in 2010, representing an increase of $5.3 million. This increase was largely attributable to $4.2 million of discount accretion associated with our New Convertible Notes and an increase in interest expense of approximately $1.2 million related to our credit facility. These increases were partially offset by a decrease in interest expense on equipment notes. In the fourth quarter of 2010, we refinanced $13.4 million of 7.05% equipment notes with a new equipment note bearing interest at approximately 3.53% per annum.

Other (income) expense, net. Other income, net, was $29.1 million for the year ended December 31, 2011, as compared with other expense, net, of $1.3 million for the year ended December 31, 2010. The increase in other income, net, is largely attributable to a $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. Excluding this gain, other income, net, increased by $1.4 million.

Income taxes. Income taxes were $68.0 million for the year ended December 31, 2011, as compared with $63.6 million for the year ended December 31, 2010, representing an increase of $4.4 million. This increase is primarily due to higher taxable income, partially offset by the impact of a lower tax rate. Our effective tax rate was 39.1% for the year ended December 31, 2011 as compared with an effective tax rate of 41.3% for the year ended December 31, 2010. The lower current year tax rate is principally attributable to a higher deduction for production activities in 2011. Prior to 2011, these deductions were only available to us on a limited basis as we were benefiting from the use of net operating loss carryforwards.

Comparison of Years Ended December 31, 2010 and 2009

Revenue. Our revenue was approximately $2.3 billion for the year ended December 31, 2010, compared to $1.6 billion in 2009, representing an increase of approximately $685 million or 42.2%. Of the total increase, approximately $294.0 million resulted from acquisitions. The remaining increase of $390.5 million, or 24%, was attributable to organic growth, primarily from our wireless, pipeline, renewables and install to the home customers. Versus the prior year, wireless project revenues increased by over $200 million, pipeline revenues increased by over $90 million, and renewables and install-to-the-home project revenues each increased by approximately $80 million, respectively. Key customers driving growth in 2010 included AT&T, El Paso Corporation, DIRECTV®, Tenaska Energy, Edison Mission Energy and Talisman Energy. Our organic revenue growth was partially offset by the impact of economic and competitive pressures, which negatively impacted pricing and growth in certain components of our business. We actively monitor economic and industry trends and any related impact on our business, including certain wireline projects, which decreased by approximately $40 million versus the prior year.

Costs of revenue. Our costs of revenue were approximately $1.9 billion, or 84.0% of revenue for the year ended 2010, compared to $1.4 billion, or 84.8% of revenue for the year ended 2009, a $562.8 million increase, or 40.9%. The dollar increase was attributable to higher costs associated with increased revenues, as discussed above. As a percentage of revenue, costs of revenue decreased 80 basis points. This improvement was attributable to higher utilization of resources resulting from our revenue growth. Our margins have also been favorably impacted by business mix, as well as from productivity gains, such as deployment of resources across multiple reporting units, including certain of our renewable projects. As discussed above, certain components of our business have been negatively impacted by economic factors, which partially offset our margin improvements.

Depreciation and amortization. Depreciation and amortization was $58.0 million in 2010, compared to $49.5 million in 2009, representing an increase of $8.5 million or 17%. The increase was primarily driven by our prior year acquisition of Precision, which resulted in an incremental $11.1 million in depreciation and $1.5 million in amortization, partially offset by a decrease of $2.9 million in depreciation on past investments in information technology and a decrease of $1.4 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $126.7 million, or 5.5% of revenue in 2010, compared to $96.9 million, or 6.0% of revenue in 2009, representing an increase of $29.7 million, or 30.7%. The dollar increase resulted largely from increases in labor and other costs in support of the growth in our business, as discussed above. Labor costs comprised approximately $16 million of this increase. As a percentage of revenue, general and administrative expenses decreased 50 basis points. Our 2009 general and administrative expenses were partially offset by the receipt of a settlement award of approximately $2.0 million in connection with the settlement of a legacy litigation matter. Excluding this settlement, general and administrative expenses were 6.1% of revenue in 2009, resulting in a net 60 basis points improvement in general and administrative expenses from 2009 to 2010. This improvement was attributable to improved utilization of investments in labor and technology, which increased at a lower rate than the increase in revenue for the corresponding period.

Interest expense, net. Interest expense, net of interest income, was $29.1 million, or 1.3% of revenue in 2010, compared to $24.7 million, or 1.5% of revenue in 2009, representing an increase of $4.4 million. This increase was primarily attributable to $215 million of Original Convertible Notes issued in 2009, partially offset by a reduction in interest expense from the repayment of our $55 million 8% convertible note in June 2009 and the October 2010 refinancing of $13.4 million of a 7.05% equipment note with a new equipment note, bearing interest at 3.5267%. Because we have higher average debt balances in 2010, our interest expense increased versus the prior year.

Other expense (income), net. Other expense, net, was $1.3 million in 2010 compared to other income, net, of $2.8 million in 2009. The reduction in other income of $4.1 million as compared with 2009 was partially attributable to credit and other losses, net, of $0.8 million recognized during 2010 on our auction rate securities, versus the impact in 2009 of a $7.0 million settlement on litigation related to our auction rate securities, which was partially offset by $6.1 million of credit losses. Other expense was also impacted by a $0.9 million decrease in gains on sales of assets as compared with 2009. In addition, in 2010, we incurred $0.3 million in lease termination costs, $0.3 million of losses on equity method investments and $0.5 million of expense related to changes in the estimated fair value of acquisition-related contingent consideration. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements.

Income taxes. Income taxes were $63.6 million in 2010, compared with $8.4 million in 2009, representing an increase of $55.2 million. This increase was primarily due to a higher effective tax rate. Our 2009 rate was significantly lower because we released valuation allowances that were established against certain deferred tax assets in prior years, including net operating loss carryforwards. The release of these valuation allowances for the year ended 2009 reduced our total income tax expense, resulting in an effective tax rate of 10.6% as compared with an effective tax rate of 41.3% for year ended 2010.

Diluted Weighted Average Shares Outstanding

	For the Years Ended December 31,
	2011	2010	2009
Diluted weighted average shares outstanding (in thousands)	86,718	90,913	81,763

Our diluted share count decreased to 86.7 million shares in 2011 from 90.9 million shares in 2010. The exchange of 94% of our Original Convertible Notes for the New Convertible Notes that have an optional physical (share), cash or combination settlement feature in the first quarter of 2011 resulted in 10.4 million fewer shares in our diluted share count as compared with 2010. In addition, during the fourth quarter of 2011, our Board of Directors authorized a share repurchase program. We repurchased 4.6 million shares under this program, which reduced our 2011 diluted average share count by 0.6 million shares. These decreases were partially offset by the issuance of 5.1 million shares in connection with the EC Source business combination in May of 2011 and the issuance of 1.9 million shares in December 2010 in connection with a purchase agreement amendment for one of our historical acquisitions. In 2010, our diluted share count increased to 90.9 million shares from 81.8 million shares in 2009 primarily as a result of the 2009 issuances of $215 million of the Original Convertible Notes, of which 94% were exchanged for New Convertible Notes in 2011. See Note 3 – Acquisitions and Other Investments as well as Note 2 – Earnings Per Share in the notes to the consolidated financial statements contained for additional details.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including earnings before interest, taxes, depreciation and amortization (“EBITDA”); and, for 2011, we have presented adjusted net income; adjusted diluted net income per share; and “Adjusted EBITDA,” which exclude the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source that we recorded in 2011, as well as a $6.4 million charge associated with our withdrawal from a multi-employer pension plan in the fourth quarter of 2011. See Note 3 – Acquisitions and Other Investments, Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements for additional details. We believe these non-U.S. GAAP measures provide meaningful information in understanding our financial results and assessing our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These adjusted financial measures should not be considered in isolation or as a substitute for reported net income and diluted net income per share. These non-U.S. GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the provided reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is a non-U.S. GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA, which is a non-U.S. GAAP financial measure applicable to our 2011 results, is calculated as EBITDA excluding: (i) the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source resulting from our acquisition of its remaining outstanding equity interests in May 2011; and (ii) the $6.4 million charge we recorded in connection with our withdrawal from a multi-employer pension plan. We use Adjusted EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers Adjusted EBITDA to be an indicator of our ability to generate cash, which can be used to measure our ability to service debt, fund capital expenditures and expand our business.

Interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During the first quarter of 2011, our interest expense increased due to the inclusion of accretion expense associated with our New Convertible Notes, which contain an optional physical (share), cash or combination conversion feature. Issuers of convertible debt instruments that can be settled in cash or other assets on conversion are required to separately account for the liability and equity components of the instrument in a manner that reflects what the entity’s borrowing rate would have been on identical, nonconvertible debt as of the instrument’s issuance date. As a result, we separated the principal balance of the New Convertible Notes between the fair value of the debt component and the fair value of the common stock conversion feature. We discounted the values of the New Convertible Notes at an estimated rate of 6.73%. The resulting debt discount will be accreted to interest expense over the remaining terms of the New Convertible Notes using the effective interest method, which will increase interest expense above the New Convertible Notes’ 4.0% and 4.25% cash coupon interest rates.

Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, our effective tax rate for the year ended December 31, 2011 decreased to 39.1% from 41.3% in 2010. This decrease was attributable to a higher deduction for production activities in 2011. In 2009, our tax rate was 10.6%. The release of substantially all of our valuation allowances in 2009 significantly reduced our effective tax rate and resulting income tax expense. These valuation allowances had previously been established against certain deferred tax assets, including net operating losses.

The table below summarizes our effective tax rates for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Effective tax rate	39.1%	41.3%	10.6%

Depreciation and amortization can also affect comparability because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and depreciation and amortization expense among companies.

EBITDA and Adjusted EBITDA should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. The definitions of EBITDA and Adjusted EBITDA above are not the same as in our credit facility or in the indentures governing our notes; therefore, EBITDA and Adjusted EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of Adjusted EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	For the Years Ended December 31,
	2011		2010		2009
Adjusted EBITDA Reconciliation:

Net income	$106.0	3.5%	$90.4	3.9%	$70.7	4.4%
Gain from remeasurement of equity interest in acquiree	(29.0)	(1.0)%	—	—	—	—
Multi-employer pension plan withdrawal charge	6.4	0.2%	—	—	—	—
Interest expense, net	34.4	1.1%	29.1	1.3%	24.7	1.5%
Provision for income taxes	68.0	2.3%	63.6	2.8%	8.4	0.5%
Depreciation and amortization	75.2	2.5%	58.0	2.5%	49.5	3.1%

Adjusted EBITDA	$261.1	8.7%	$241.1	10.4%	$153.4	9.4%

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

Year Ended December 31, 2011
Adjusted net income (in millions)	$92.2

Adjusted diluted net income per share	$1.07

The tables below reconcile the non-U.S. GAAP financial measures, adjusted net income and adjusted diluted net income per share, with the most directly comparable U.S. GAAP financial measures, reported net income and reported diluted net income per share. The table below may contain slight summation differences due to rounding.

	Year Ended December 31, 2011
	Net Income Attributable to MasTec (in millions)	Diluted Net Income Attributable to MasTec per Diluted Share
Reported U.S. GAAP measure	$106.0	$$1.23
Gain on remeasurement of equity interest in acquiree (a)	(17.7)	(0.20)
Multi-employer pension plan withdrawal charge (b)	3.9	0.05

Adjusted non-U.S. GAAP measure	$92.2	$1.07

(a)	Represents the after tax gain and corresponding diluted per share impact from the gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011. The tax effect was calculated using the consolidated effective tax rate for the respective period. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for details.
(b)	Represents the after tax charge and corresponding diluted per share impact related to our withdrawal from a multi-employer pension plan. We recorded a charge of $6.4 million within costs of revenue in the fourth quarter of 2011 related to this withdrawal. The tax effect was calculated using the consolidated effective tax rate for the respective period. See Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements for details.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. See Item 5 for details of our share repurchase program, which was announced in November 2011.

Capital Expenditures. We estimate that we will spend approximately $65.0 million in 2012 on capital expenditures. In 2011, we spent approximately $72 million on capital expenditures, primarily to support project activity growth for pipeline and wireless activities, as well as in support of businesses acquired in 2011. We also invested in capital expenditures to support growth in our business, in particular on pipeline and wireless projects. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and based on this evaluation, our capital expenditures may increase or decrease in the future. In January 2011, we modified the terms of certain of our equipment operating leases. The modifications led to a change in classification of the corresponding leases from operating to capital leases. As a result, $23.4 million of capital lease assets and corresponding capital lease obligations were recorded as of January 1, 2011. We also expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations recorded as liabilities as of December 31, 2011 is approximately $96.4 million, of which $46.4 million was added during the year ended December 31, 2011 for our 2011 acquisitions. Potential future earn-out obligations, for acquisitions beginning with the acquisition of Precision Pipeline LLC and Precision Transport Company, LLC (together, “Precision”), are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. During the years ended December 31, 2011, 2010 and 2009, we made cash payments of $44.7 million, $80.6 million and $20.6 million, respectively, related to earn-out obligations. Of the $80.6 million paid in 2010, $40 million related to a one time payment in connection with the Nsoro acquisition. In December 2010, we amended the Nsoro purchase agreement and paid the seller of Nsoro a one time payment of $40 million and issued 1.875 million shares of MasTec common stock, which were valued at $27 million. The amendment effectively reduced potential future earn-out payments in exchange for upfront consideration. See Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements for additional details.

Income Taxes. Our cash tax payments increased to $27.8 million for the year ended December 31, 2011 from $5.7 million for the year ended December 31, 2010. In 2009, our cash tax payments were $2.1 million. Our cash tax payments have increased in 2011 as we utilized substantially all of our available net operating loss carryforwards in the fourth quarter of 2010, which reduced our cash tax payments during 2010 and 2009.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Timing of project close-outs can also contribute to increases or decreases in unbilled revenue. Our accounts receivable balances, including unbilled revenue, grew from $444 million in 2010 to $665 million in 2011, driven primarily by revenue growth. In addition, our inventory balances have grown from approximately $57 million as of December 31, 2010 to $89 million as of December 31, 2011, primarily to support growth from our wireless customers.

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

New Convertible Notes – Settlements. As of December 31, 2011, our common stock trading price exceeded the $15.76 and $15.48 conversion prices of our outstanding 4.0% and 4.25% senior convertible notes, respectively. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of December 31, 2011, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility. See the discussion of our Credit Facility below for additional details If we were required to settle conversions of our New Convertible Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding or settle such conversions by issuing shares of our common stock, which would be dilutive to existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Summary of Financial Condition, Liquidity and Capital Resources

General U.S. and global economic conditions have not had a significant impact on our overall financial position, results of operations or cash flows for the year ended December 31, 2011; however, severe weather conditions beginning in the third quarter of 2011 reduced our 2011 productivity and margins. See “Overview of Results” above for related discussion. Given the generally good credit quality of our customer base, we do not expect collections issues to materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our credit facility, we do not anticipate that current overall market and economic conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our credit facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, multi-employer pension plan withdrawal obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of December 31, 2011, we had $242.3 million in working capital, defined as current assets less current liabilities, compared to $235.1 million as of December 31, 2010. Cash and cash equivalents of $20.3 million as of December 31, 2011 decreased by $157.3 million from cash and cash equivalents of $177.6 million as of December 31, 2010. Cash and cash equivalents as of December 31, 2010 included approximately $18.0 million of restricted cash related to collateral for certain letters of credit, which was invested in certificates of deposit with maturities of 90 days.

Sources and uses of cash are summarized below (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$5.8	$218.0	$124.1
Net cash used in investing activities	$(146.6)	$(104.3)	$(176.0)
Net cash (used in) provided by financing activities	$(16.8)	$(24.7)	$93.3

Operating activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Net cash provided by operating activities of $5.8 million for the year ended December 31, 2011 decreased by $212.2 million from $218.0 million of cash provided by operating activities in 2010. The decrease in cash provided by operating activities was principally driven by changes in accounts receivable and unbilled revenue as well as billings in excess of costs and earnings. Accounts receivable balances grew to $665 million in 2011 from $444 million in 2010, as discussed further below. Additionally, billings in excess of costs and earnings decreased by $26.3 million for the year ended December 31, 2011, as compared with an increase of $86.2 million in 2010.

Growth in accounts receivable and unbilled revenue was driven by several factors, certain of which resulted in a higher days sales outstanding versus the prior year. Among the factors contributing to growth in accounts receivable and unbilled revenue are: revenue growth, timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in our project and customer mix, in addition to increased lead times on certain project billings for wireless projects, resulted in an increase in days sales outstanding. We are actively working to reduce our backlog of wireless project billings and do not anticipate difficulties in collecting the related receivables. Inventory balances have also increased to support growth in our wireless business. Accounts payable and accrued expenses increased as a result of higher payroll and project expenses as well as timing of related disbursements.

Investing activities. Net cash used in investing activities increased by $42.3 million to $146.6 million for the year ended December 31, 2011 from $104.3 million in 2010. The increase was primarily driven by an increase in capital expenditures. The increase in capital expenditures of $41.3 million included capital spending associated with increased activity levels, primarily from pipeline and wireless projects, as well as from acquisition-related capital expenditures for businesses acquired in 2011. Cash payments for acquisitions and earn-out obligations of $85.0 million in 2011 was slightly lower than in 2010, which totaled $86.8 million, including $10.9 million of payments for equity investments. As discussed in Note 3 – Acquisitions and Other Investments in the notes to the consolidated financial statements, we acquired certain businesses in 2011. Purchase price consideration for these acquisitions included approximately $85.4 million in cash, net of cash acquired, including the assumption of $26.0 million of debt, $12.1 million of which was repaid immediately.

Financing Activities. Cash used in financing activities for the year ended December 31, 2011 was $16.8 million, as compared to $24.7 million of cash used in financing activities for the year ended December 31, 2010. During 2011, we paid $75.0 million for common stock repurchases. We also paid approximately $7 million for financing costs related to our credit facility amendment and debt exchange transactions, both of which took place in 2011. These payments were offset by $60.0 million of net proceeds from our credit facility, and an increase of approximately $17 million in proceeds from share based awards and related excess tax benefits, as well as a decrease of approximately $13 million in repayments of other borrowings.

During the fourth quarter of 2011, our Board of Directors authorized a share repurchase plan, under which we repurchased 4.6 million shares of treasury stock for $75.0 million. These treasury stock purchases were financed primarily using proceeds from our Credit Facility. See Note 13 – Common Stock Activity in the notes to the consolidated financial statements for details. In addition, during 2011, approximately 1.1 million stock options were exercised for cash proceeds of approximately $12 million, and we recorded approximately $8 million of excess tax benefits relating to stock option exercises and vesting of restricted share awards.

Credit Facility

In August 2011, we entered into an amendment to our previous credit facility which amended and restated our previous credit facility in its entirety, expanded maximum available borrowing capacity from $260 million to $600 million and extended the maturity date from May 2013 until August 2016.

The amended credit facility (the “Credit Facility”) provides for a $600 million senior secured revolving credit facility maturing on August 22, 2016. Up to $350 million of the Credit Facility is available for the issuance of letters of credit. Subject to certain terms in the Credit Facility, we have the option to increase our revolving commitments and/or establish term loans of up to $200 million in total. Borrowings under the Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness; however, the Credit Facility restricts the repurchase or prepayment of certain unsecured indebtedness, including our senior notes due 2017 and senior convertible notes due 2014, unless we have at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.

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

Following the date on which we deliver our financial information to the lenders for the quarter ending March 31, 2012 (the “Interest Adjustment Date”), amounts borrowed under the Credit Facility will bear interest, at our option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on our consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, (which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on our consolidated leverage ratio as of the most recent fiscal quarter. Prior to the Interest Adjustment Date, the margin for eurocurrency rate loans will be fixed at 2.00%, and the margin for base rate loans will be fixed at 1.00%. Following the Interest Adjustment Date, financial standby letters of credit and commercial letters of credit issued under the Credit Facility will be subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit will be subject to a letter of credit fee of 0.75% to 1.25%, based on our consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 2.00% and 1.00% respectively. We must also pay a commitment fee to the lenders on any unused availability under the Credit Facility which fee, following the Interest Adjustment Date, will be equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 0.35%.

As of December 31, 2011, we had outstanding revolving loans of $60.0 million and approximately $90.0 million of letters of credit issued under our Credit Facility. The remaining $450.0 million of Credit Facility borrowing capacity was available for revolving loans or up to $260.0 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2011, interest on outstanding revolving loans accrued at a rate of 2.94% per annum and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as defined above. The unused facility fee as of December 31, 2011 was 0.35%.

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

Based upon current availability under our Credit Facility, our liquidity and our anticipated cash flow, we believe we will be in compliance with the Credit Facility’s terms and conditions for the next twelve months. We are dependent upon borrowings and letters of credit under the Credit Facility to fund our operations. Should we be unable to comply with the terms and conditions of the Credit Facility, we would be required to obtain modifications to the Credit Facility or obtain an alternative source of financing to continue to operate, neither of which may be available to us on commercially reasonable terms, or at all.

Cash Overdrafts

On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts, and, with the exception of cash balances maintained by certain operating subsidiaries that are not available for sweep, there are no other restrictions on the transfer of cash associated with our depository accounts. As of December 31, 2011, cash overdrafts, which are classified within financing activities in the consolidated statements of cash flows, totaled $14.9 million.

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our 4.0% senior convertible notes due 2014 (the Original 4.0% Notes”) and $97.0 million of our 4.25% senior convertible notes due 2014, (the “Original 4.25% Notes” and, collectively with the Original 4.0% Notes, the “Original Notes”), both of which were issued in 2009, for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and “New 4.25% Notes,” respectively, and collectively, the “New Convertible Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. In connection with the exchange, transaction costs of approximately $0.7 million have been recognized within general and administrative expenses, of which $0.5 million was recognized during the quarter ended December 31, 2010. The terms of the New Convertible Notes are substantially identical to those of the Original Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. During 2011, an immaterial principal amount of Original Notes was converted into shares of our common stock. As of December 31, 2011, $12.7 million principal amount of the Original Notes remains outstanding.

The New Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Convertible Notes are convertible only if one of the following three conditions is satisfied:

•

if the last reported sale price of our common stock is greater than or equal to 130% of the applicable conversion price of the New Convertible Notes during at least 20 of the last 30 consecutive trading days ending on and including the last trading day of a calendar quarter, then the applicable New Convertible Notes may be converted during the immediately following calendar quarter (and only during such calendar quarter);

•

if after any five consecutive trading-day period in which the trading price per $1,000 principal amount of New Convertible Notes for each trading day during such period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate, then the applicable New Convertible Notes may be converted during the immediately following five business day period; or

•

if we effect certain distributions to our shareholders or we are a party to a consolidation, merger, binding share exchange, or a sale, transfer, lease or other conveyance of all or substantially all of our assets, pursuant to which our common stock would be converted into or exchanged for, or would constitute solely the right to receive, cash, securities or other assets, or in the case of certain other fundamental changes, then the New Convertible Notes may be converted during the period that is 45 trading days prior to the ex-dividend date or the initial anticipated effective date of the transaction, as applicable.

Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes, totaling approximately 13.0 million shares, are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the year ended December 31, 2011. The total value of the premium over the principal amount for the New Convertible Notes as of December 31, 2011 was approximately $42.3 million. This resulted in the inclusion of 2.2 million weighted average premium shares in our diluted share count for the year ended December 31, 2011. For the year ended December 31, 2010, 13.0 million shares were included in our diluted share count for the corresponding principal amounts of Original Notes. The reduction in our diluted share count for the year ended December 31, 2011 was partially offset by a reduction of $4.7 million in the after-tax interest addback associated with the Original Notes under the “if-converted” method of accounting, as well as the inclusion of $4.2 million of after-tax accretion expense associated with the New Convertible Notes. See Note 2 – Earnings Per Share and Note 9 – Debt in the notes to the consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.

Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility, which restricts the repurchase or prepayment of certain unsecured indebtedness, including the Company’s senior notes due 2017 and senior convertible notes due 2014, unless the Company has at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.

If we were required to settle conversions of our New Convertible Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding or settle such conversions in shares of our common stock, which would be dilutive to our existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Original Senior Convertible Notes. In November 2009, we issued $100 million of Original 4.25% Notes due December 15, 2014 in a private placement. Of this amount, $97.0 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of New 4.25% Notes in connection with our debt exchange as discussed above. The Original 4.25% Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to December 12, 2014, holders may convert their Original 4.25% Notes into shares of our common stock at an initial conversion rate of 64.6162 shares of our common stock per $1,000 principal amount of Original 4.25% Notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of the Original 4.25% Notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the Original 4.25% Notes.

In June 2009, we issued $115 million of Original 4.0% Notes due June 15, 2014 in a registered offering. Of this amount, $105.3 million was canceled and exchanged in the first quarter of 2011 for a like principal amount of New 4.0% Notes in connection with our debt exchange as discussed above. The Original 4.0% Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to June 13, 2014, holders may convert their Original 4.0% Notes into shares of our common stock at an initial conversion rate of 63.4417 shares of our common stock per $1,000 principal amount of Original 4.0% Notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of the Original 4.0% Notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes.

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes.

Senior Notes

We have $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs our 7.625% senior notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of our operating subsidiaries.

Acquisition Debt

Equipment Term Loan. In connection with the acquisition of Pumpco, we entered into an equipment term loan in the aggregate amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. In October 2010, we repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the amount of $13.5 million, bearing interest at 3.5267%. The 3.5267% equipment term loan is payable in 36 monthly installments, maturing in 2013 and is secured by most of Pumpco’s existing equipment and guaranteed by MasTec. As of December 31, 2011, $8.3 million was outstanding on this equipment term loan.

Other Acquisition Related Debt. During the second quarter of 2011, we assumed approximately $26.0 million of debt and capital lease obligations in connection with certain acquisitions, of which $12.1 million was repaid immediately. As of December 31, 2011, approximately $10.1 million of related debt and capital lease obligations remains outstanding. Certain equipment debt related to these acquisitions is secured by the financed equipment. In addition, we assumed approximately $34 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Precision in November 2009, and, in connection with the acquisition of Wanzek Construction, Inc. (“Wanzek”) in December 2008, we assumed approximately $15 million of its debt. As of December 31, 2011, $14.8 million remains outstanding on the Precision and Wanzek acquisition related debt described above.

Except for one note with an immaterial principal balance as of December 31, 2011, there are no financial covenants associated with the acquisition debt described above.

Debt Guarantees and Covenants

The Senior Notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness (the “Guarantors”). See supplemental financial information in Note 20 – Supplemental Guarantor Financial Information.

We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of December 31, 2011.

Auction Rate Securities

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of December 31, 2011, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $13.6 million. Cumulative unrealized losses totaled $1.0 million as of December 31, 2011, which are recorded in other comprehensive income, net of applicable income taxes.

Structured Finance Auction Rate Securities. As discussed in Note 6 – Securities Available for Sale in the notes to the consolidated financial statements, following the sale of two of our three structured finance auction rate securities in the fourth quarter of 2010, we determined that we no longer met the criteria for intent to hold with respect to our remaining structured finance security. Accordingly, subsequent declines in this security’s cost basis have been recognized in earnings, whereas increases will be recorded in other comprehensive income, net of applicable income taxes. For the year ended December 31, 2011, we recognized $0.6 million of other-than-temporary impairment losses in earnings associated with this security. As of December 31, 2011, this security’s par value and cost basis were $5.0 million and $1.7 million, respectively.

Student Loan Auction Rate Securities. As of December 31, 2011, our student loan auction rate securities have a par value and cost basis of $12.9 million. As discussed in Note 6 – Securities Available for Sale in the notes to the consolidated financial statements, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million during the second quarter of 2011. In connection with the redemption, $0.5 million of cumulative unrealized losses and its corresponding tax impact were eliminated from other comprehensive income. We continue to have intent to hold, and more likely than not, will not be required to sell our remaining student loan auction rate securities until maturity or until their par value can be recovered. Cumulative gross unrealized losses on these securities, which are included as a component of other comprehensive income, total $1.0 million, or $0.6 million, net of applicable income taxes, as of December 31, 2011.

Contractual Payment Obligations

The following table sets forth our contractual payment obligations as of December 31, 2011 during the periods indicated below (in millions):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years and Thereafter
Credit facility (1)	$60.0	$—	$—	$60.0	$—
Senior notes	150.0	—	—	—	150.0
Senior convertible notes (2)	215.0	—	215.0	—	—
Notes payable for equipment	43.5	19.9	21.1	2.5	—
Earn-out obligations (3)	21.8	21.8	—	—	—
Capital leases	40.6	14.3	24.7	1.6	—
Operating leases	117.4	39.7	53.9	19.6	4.2
Obligations under multi-employer pension plan (4)	6.4	—	—	—	6.4
Interest (5)	104.5	24.5	43.3	35.0	1.7

Total	$759.2	$120.2	$358.0	$118.7	$162.3

(1)	Represents balance outstanding on our Credit Facility as of December 31, 2011, which matures in August 2016.
(2)	Amount is comprised of $105.3 million of New 4.0% Notes, $9.7 million of Original 4.0% Notes, $97.0 million of New 4.25% Notes and $3.0 million of Original 4.25% Notes due in 2014. See Note 9 – Debt in the notes to the consolidated financial statements and “Senior Convertible Notes” above. The $202.3 million principal amount pertaining to our New Convertible Notes is composed of $188.1 million in carrying value and $14.2 million of unamortized debt discount and investor fees as of December 31, 2011.
(3)	Under certain acquisition agreements, we have agreed to pay the sellers earn-outs based on the performance of the businesses acquired. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. Due to the contingent nature of these earn-out payments, we have only included earn-out obligations that we assume will be paid in cash, are quantifiable and have been earned as of December 31, 2011.
(4)	Represents voluntary withdrawal liability recorded as of December 31, 2011 and excludes normal contributions required under our collective bargaining agreements. See Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies in the notes to the consolidated financial statements.
(5)	Interest represents interest payments due on all debt and capital lease obligations. All of our debt instruments, with the exception of our Credit Facility, which had $60.0 million outstanding as of December 31, 2011, are fixed rate interest obligations.

Off-balance sheet arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, surety and performance and payment bonds entered into in the normal course of business, self-insurance liabilities, liabilities associated with multi-employer pension plans and liabilities associated with certain indemnification and guarantee arrangements. We do not have any material off-balance sheet financing arrangements with variable interest entities.

Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, was approximately $173.1 million for the year ended December 31, 2011.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit, primarily for our insurance carriers and surety bond providers, and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. Letters of credit are also posted. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of December 31, 2011, we had $90.0 million of standby letters of credit issued under our Credit Facility, of which $51.4 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of December 31, 2011 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. As of December 31, 2011, the estimated cost to complete projects secured by our $905.7 million in performance and payment bonds was $330.0 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Included in our outstanding performance and payment bonds as of December 31, 2010 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold in 2007. In connection with the sale of these assets, we remained contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increased the likelihood that we would be required to assume certain obligations associated with these projects. As of December 31, 2011, we have completed the work associated with these projects, and we do not believe that we have any further obligations thereunder.

Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of December 31, 2011, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $39.1 million, of which $22.3 million was reflected within non-current other liabilities.

We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of December 31, 2011, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.4 million.

We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of December 31, 2011, these letters of credit amounted to $51.4 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the consolidated balance sheet, amounted to $2.0 million as of December 31, 2011. Outstanding surety bonds related to self-insurance programs amounted to $7.1 million as of December 31, 2011.

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

Collective Bargaining Agreements and Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a

“pay-as-you-go” basis based on union employee payrolls. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980 (“ERISA”), subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which we participate are in critical status, benefit reductions may apply and/or we could be required to make additional contributions if the plans are determined to be underfunded.

Based upon the information available to us from plan administrators as of December 31, 2011, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we recorded a $6.4 million withdrawal liability based on the date of withdrawal. We withdrew from the Central States Plan in order to mitigate our liability in connection with the plan, which is in critical status, however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although, we believe that we legally and effectively withdrew from the plan on November 15, 2011, if Central States were to prevail in its assertion that we in fact withdrew after that date, then the amount of our withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within a two year time frame from the point of our withdrawal, we could have additional liability. We currently do not have plans to withdraw from any other multi-employer pension plan.

Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multi-employer pension plans in which we participate could negatively impact our liquidity and results of operations. See Note 12 – Other Retirement Plans in the notes to consolidated financial statements for additional details.

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of December 31, 2011, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Impact of Inflation

The primary inflationary factors affecting our operations are labor and fuel costs, and to a lesser extent, material costs. Although we did experience increases in these costs in 2011 as compared with 2010, the increases in labor and material costs were primarily due to revenue growth, changes in business mix, and for labor costs, productivity levels on certain project work. Fuel costs have increased versus 2010 from higher prices as well as to revenue growth and business mix. The price of fuel is subject to unexpected fluctuations due to events outside of our control, including geopolitical events and fluctuations in global supply and demand. Significant fuel price increases could adversely impact our operating results in the future. We closely monitor inflationary factors and any impact they may have on our operating results or financial condition.

Recently Issued Accounting Pronouncements

See Note 1– Business, Basis of Presentation and Significant Accounting Policies in the notes to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2.00%, or a base rate, as defined in the Credit Facility, plus a margin of 1.00%. As of December 31, 2011, interest on outstanding revolving loans accrued at a rate of 2.94% per annum. Interest on letters of credit issued under our Credit Facility currently accrues at either 1% or 2% per annum, based on the type of letter of credit issued, as defined in the Credit Facility. A 100 basis point increase in our interest rate on revolving loans under our Credit Facility would not have had a material impact on our 2011 results of operations.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $13.5 million 3.5267% equipment term loan, none of which debt subjects us to interest rate risk.

Foreign Currency Risk

In April 2011, we expanded our foreign operations through our acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. As of December 31, 2011, we had operations in certain foreign countries, including Canada, Latin America and the Caribbean. For the year ended December 31, 2011, we had foreign currency translation losses of $1.6 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. Due to the recent acquisition of Fabcor and/or if we otherwise expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2011. The actual net default rate as of December 31, 2011 was estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes. For the year ended December 31, 2011, $0.6 million of other-than-temporary impairment losses were recognized in earnings on our structured finance security, with a corresponding reduction in its cost basis. As of December 31, 2011, we hold $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $13.6 million. Cumulative unrealized losses related to our student loan auction rate securities total $1.0 million as of December 31, 2011, which are recorded in other comprehensive income, net of applicable income taxes. During the second quarter of 2011, the issuer of one of our student loan auction rate securities redeemed its security at the security’s par value of $4.6 million. In connection with the redemption, $0.5 million of cumulative unrealized losses, along with the corresponding tax impact, were eliminated from other comprehensive income.

See Note 6 – Securities Available for Sale in the notes to consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Shareholders of MasTec, Inc.

We have audited the accompanying consolidated balance sheets of MasTec, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MasTec, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statements schedules, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MasTec, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Certified Public Accountants

Miami, Florida

February 29, 2012

MASTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2011	2010	2009
Revenue	$3,008,977	$2,308,031	$1,623,502
Costs of revenue, excluding depreciation and amortization	2,606,091	1,938,882	1,376,125
Depreciation and amortization	75,228	57,966	49,539
General and administrative expenses	148,432	126,658	96,932
Interest expense, net	34,423	29,105	24,690
Gain on remeasurement of equity interest in acquiree	(29,041)	—	—
Other (income) expense, net	(183)	1,420	(2,917)

Income before provision for income taxes	$174,027	$154,000	$79,133
Provision for income taxes	(68,055)	(63,613)	(8,385)

Net income	$105,972	$90,387	$70,748
Net loss attributable to non-controlling interests	(29)	(141)	—

Net income attributable to MasTec	$106,001	$90,528	$70,748

Earnings per share – basic and diluted (See Note 2 - Earnings Per Share)

Basic net income per share attributable to MasTec	$1.29	$1.19	$0.93

Basic weighted average common shares outstanding	82,182	76,132	75,701

Diluted net income per share attributable to MasTec	$1.23	$1.05	$0.90

Diluted weighted average common shares outstanding	86,718	90,913	81,763

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $18,000 as of December 31, 2010	$20,280	$177,604
Accounts receivable, net of allowance	664,629	444,363
Inventories	88,992	57,483
Deferred tax assets, net	10,596	11,990
Prepaid expenses and deposits	22,078	17,176
Other current assets	15,935	13,058

Total current assets	$822,510	$721,674

Property and equipment, net	266,583	180,786
Goodwill	807,850	613,369
Other intangible assets, net	117,946	78,190
Securities available for sale	13,565	18,997
Investments in unconsolidated entities	1,408	11,972
Other assets	51,283	30,840

Total assets	$2,081,145	$1,655,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$34,191	$18,399
Accounts payable	306,996	196,363
Accrued salaries and wages	38,136	33,079
Accrued taxes payable	5,747	15,269
Accrued insurance	19,306	16,616
Other accrued expenses	11,934	13,329
Acquisition-related contingent consideration, current	21,833	35,639
Billings in excess of costs and earnings	109,723	136,070
Other current liabilities	32,381	21,780

Total current liabilities	$580,247	$486,544

Acquisition-related contingent consideration	74,563	34,695
Other liabilities	31,789	24,789
Deferred tax liabilities, net	122,614	62,487
Long-term debt	460,725	394,151

Total liabilities	$1,269,938	$1,002,666

Commitments and contingencies (See Note 16)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 85,162,527 and 78,215,189 as of December 31, 2011 and 2010, respectively	8,516	7,822
Capital surplus	792,096	663,927
Accumulated surplus (deficit)	93,489	(12,512)
Accumulated other comprehensive loss	(7,946)	(6,156)
Treasury stock, at cost; shares as of December 31, 2011 - 4,593,663; shares as of December 31, 2010 - none	(75,000)	—

Total MasTec shareholders’ equity	811,155	653,081
Non-controlling interests	52	81

Total shareholders’ equity	$811,207	$653,162

Total liabilities and shareholders’ equity	$2,081,145	$1,655,828

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except shares)

		Common Stock and Additional Paid-In Capital				Treasury Stock
	Comprehensive Income	Shares	Amount	Capital Surplus	Accumulated (Deficit) Surplus	Shares	Amount		Accumulated Other Comprehensive Loss	Total MasTec Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
Balance December 31, 2008	$57,443	75,454,565	$7,545	$622,745	$(173,788)	—		$—	$(13,412)	$443,090	$—	$443,090

Net income	$70,748				$70,748					$70,748		$70,748
Foreign currency translation adjustment	(134)								$(134)	(134)		(134)
Unrealized gains, net of tax	3,641								3,641	3,641		3,641
Reclassification adjustment for impairment loss included in earnings, net of tax	3,781								3,781	3,781		3,781
Non cash stock compensation				$3,065						3,065		3,065
Stock options exercised		381,814	$38	2,955			$			2,993		3,971
Other stock issuances		117,625	13	965						978

Balance December 31, 2009	$78,036	75,954,004	$7,596	$629,730	$(103,040)	—		$—	$(6,124)	$528,162	$—	$528,162

Net income	$90,528				$90,528					$90,528	$(141)	$90,387
Foreign currency translation adjustment	75								$75	75		75
Unrealized losses, net of tax	(1,399)								(1,399)	(1,399)		(1,399)
Reclassification adjustment for impairment loss included in earnings, net of tax	714								714	714		714
Reclassification adjustment for unrealized loss on sale of securities, net of tax	578								578	578		578
Acquisition of non-controlling interest											222	222
Issuance of common stock in connection with acquisition related earn-out		1,875,000	$188	$26,857						27,045		27,045
Non cash stock compensation				3,872						3,872		3,444
Stock options exercised		231,599	23	2,601						2,624		3,934
Other stock issuances		154,586	15	867						882

Balance December 31, 2010	$90,496	78,215,189	$7,822	$663,927	$(12,512)	—		$—	$(6,156)	$653,081	$81	$653,162

Net income	$106,001				$106,001					$106,001	$(29)	$105,972
Foreign currency translation adjustment	(1,630)								(1,630)	(1,630)		(1,630)
Unrealized losses, net of tax	(445)								(445)	(445)		(445)
Reclassification adjustment for unrealized loss on redemption of securities, net of tax	285								285	285		285
Issuance of common stock in connection with acquisition		5,129,642	513	93,700						94,213		94,213
Fair value, senior convertible notes conversion feature, net of tax				10,739						10,739		10,739
Non cash stock compensation				3,573						3,573		3,573
Excess tax benefits from stock based compensation				7,766						7,766		7,766
Stock options exercised		1,132,396	113	11,609						11,722		11,722
Other stock issuances		685,300	68	782						850		850
Treasury stock acquired, at cost						(4,593,663)		(75,000)		(75,000)		(75,000)

Balance December 31, 2011	$104,211	85,162,527	$8,516	$792,096	$93,489	(4,593,663)		$(75,000)	$(7,946)	$811,155	$52	$811,207

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$105,972	$90,387	$70,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,228	57,966	49,539
Stock-based compensation expense	3,573	3,872	3,065
Excess tax benefit from stock-based compensation	(7,766)	—	—
Non-cash interest expense	7,552	3,252	2,098
Provision for doubtful accounts	2,016	2,895	2,414
Provision for losses on construction projects, net	10,509	434	1,301
Provision for inventory obsolescence	1,709	300	302
Impairment of securities available for sale	574	1,164	6,119
Gain on disposal of assets	(76)	(907)	(1,334)
(Earnings)/losses on equity method investments	(27)	321	—
Gain on remeasurement of equity interest in acquiree	(29,041)	—	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(180,839)	(127,724)	85,044
Inventories	(29,151)	(25,363)	956
Deferred tax assets and liabilities, net	22,696	56,360	8,577
Other assets, current and non-current portion	(23,426)	(5,614)	12,878
Accounts payable and accrued expenses	73,099	67,137	(26,547)
Billings in excess of costs and earnings	(34,712)	86,201	(7,851)
Other liabilities, current and non-current portion	7,936	7,348	(83,170)

Net cash provided by operating activities	$5,826	$218,029	$124,139

Cash flows (used in) provided by investing activities:
Cash paid for acquisitions, net, including contingent consideration	(85,395)	(75,896)	(157,619)
Payments to acquire equity method investees	—	(10,854)	—
Capital expenditures	(71,710)	(30,383)	(21,859)
Proceeds from sale of assets	6,227	7,037	4,171
Payments to acquire other investments	—	(750)	—
Proceeds from sales or redemptions of investments	4,600	7,044	—
Investments in life insurance policies	(284)	(478)	(717)

Net cash used in investing activities	$(146,562)	$(104,280)	$(176,024)

Cash flows (used in) provided by financing activities:
Proceeds from issuance of senior convertible notes	—	—	215,000
Proceeds from credit facility	370,411	—	35,682
Repayments of credit facility	(310,411)	—	(78,150)
Proceeds from other borrowings and overdrafts incurred	14,906	13,543	—
Repayments of other borrowings	(13,956)	(27,170)	(71,436)
Payments of capital lease obligations	(16,458)	(14,460)	(2,711)
Proceeds from stock options exercises and other share-based awards	12,542	3,515	3,971
Excess tax benefit from stock-based compensation	7,766	—	—
Purchases of treasury stock	(75,000)	—	—
Payments of financing costs	(6,589)	(169)	(9,079)

Net cash used in financing activities	$(16,789)	$(24,741)	$93,277

Net (decrease) increase in cash and cash equivalents	(157,525)	89,008	41,392
Net effect of currency translation on cash	201	75	(134)
Cash and cash equivalents - beginning of period	177,604	88,521	47,263

Cash and cash equivalents - end of period	$20,280	$177,604	$88,521

Supplemental cash flow information:
Interest paid	$27,607	$27,385	$22,985
Income taxes paid, net of refunds	$27,803	$5,694	$2,147

Supplemental disclosure of non-cash information:
Equipment acquired under capital lease	$7,412	$2,243	$1,901
Equipment acquired under financing arrangement	$25,788	$—	$—
Conversion of leases from operating to capital	$23,366	$—	$—
Shares issued for business combinations	$94,213	$27,045	$—

The accompanying notes are an integral part of these consolidated financial statements.

MASTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business, Basis of Presentation and Significant Accounting Policies

Nature of the Business

MasTec, Inc. (collectively with its subsidiaries, “MasTec” or the “Company”) is a leading infrastructure construction company operating mainly throughout North America across a range of industries. The Company’s activities include the engineering, building, installation, maintenance and upgrade of energy, utility and communications infrastructure, such as: electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wireless, wireline and satellite communications; wind farms, solar farms and other renewable energy; industrial infrastructure; and water and sewer systems. MasTec’s customers are primarily in the utility, communications and government industries.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity method investees, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

Significant Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements.

Translation of Foreign Currencies

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses accumulated within other comprehensive income. Revenue and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Translation gains or losses resulting from foreign currency transactions are included in other income or expense, net. The Company does not currently have any subsidiaries that operate in highly inflationary environments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is a measure of net income and all other changes in equity that result from transactions other than those with shareholders. Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from securities available for sale, and losses from non-controlling interests.

Accumulated other comprehensive losses of $7.9 million and $6.2 million as of December 31, 2011 and 2010, respectively, are primarily attributable to unrealized losses on securities available for sale, net of tax, and foreign currency translation losses and/or gains.

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

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. These contracts provide for a fixed amount of revenues for the entire project. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment (excluding depreciation). Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenues and costs. The cost estimation process is based on the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated.

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon evidence such as engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats project costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated.

Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Costs and estimated earnings in excess of billings, or work in process, is within classified as current assets for the majority of the Company’s projects. Work in process on contracts is based on work performed but not yet billed to customers as per individual contract terms.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectibility of accounts receivable and the adequacy of the allowance for doubtful accounts on a regular basis, based on the aging of account balances, historical bad debt experience, customer concentrations, customer credit-worthiness, customer financial condition and credit reports, availability of mechanics’ and other liens, existence of payment bonds and other sources of payment and current economic trends. For reporting units where losses have occurred historically and are considered to be ordinary course, reserves are established for anticipated losses based an analysis of the accounts receivable portfolio. For reporting units where historical losses have been immaterial, an increase in the allowance for doubtful accounts is recorded when it is probable a receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when deemed uncollectible.

Cash and Cash Equivalents

All short-term highly liquid investments with original maturities of three months or less are considered to be cash equivalents and are stated at cost, which approximates market value. Restricted cash as of December 31, 2010 included in cash and cash equivalents was invested in certificates of deposit with maturities equal to or less than 90 days, and represented cash deposited in support of letters of credit issued through the Company’s credit facility, which provided full availability for those funds, and no reduction in liquidity. There was no restricted cash as of December 31, 2011.

Cash Overdrafts. On a daily basis, available funds are swept from the Company’s depository accounts into a concentration account and are used to repay debt under the Company’s amended credit facility (the “Credit Facility”), which provides for a $600 million senior secured revolving credit facility maturing on August 22, 2016. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into the concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. The Company generally does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with the Company’s depository accounts, and, with the exception of cash balances maintained by certain operating subsidiaries that are not available for sweep, there are no other restrictions on the transfer of cash associated with the Company’s depository accounts. As of December 31, 2011, cash overdrafts totaled $14.9 million.

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

Level 1 -	Quoted market prices in active markets for identical assets or liabilities.

Level 2 -	Observable market based inputs or other observable inputs.

Level 3 -	Significant unobservable inputs that cannot be corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts and notes receivable and accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of cash collateral deposited with insurance carriers, deferred compensation plan assets and liabilities and outstanding balances on the Company’s credit facility approximate their fair values. Cost and equity method investments are initially recorded at their cost basis. The fair value of the Company’s cost and equity method investments are not readily available, however, disclosure of their fair value is not required. Management is not aware of events or changes in circumstances that would have a material adverse effect on the carrying value of the Company’s cost or equity method investments.

See Note 5 – Fair Value of Financial Instruments for estimated fair values and carrying amounts of the Company’s other financial instruments.

Securities Available For Sale

The Company’s securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of December 31, 2011. The actual net default rate as of December 31, 2011 was estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.

Liquidity for auction rate securities was originally intended to be provided by an auction process that would reset the applicable interest rate at pre-determined intervals, usually every 7, 28 or 35 days. Due to disruptions in the credit markets beginning in 2008, these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. As a result, there was insufficient observable market data to determine the fair value of the Company’s auction rate securities as of December 31, 2011 and 2010. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability-weighted discounted cash flow model. The model incorporates assumptions that market participants would use in their estimates of fair value, such as reset interest rates, final stated maturities, collateral values, credit quality and insurance, and applies the probabilities of either (a) a successful auction; (b) a failed auction; or (c) a default; at each auction. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. Factors that may impact the valuation include: changes to credit ratings of the securities and, for the structured finance securities, changes to the credit ratings of the underlying assets supporting the securities as well as rates of default of the underlying assets, underlying collateral values, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Due to the liquidity issues associated with the Company’s auction-rate securities, they have been recorded in the Company’s financials at their estimated fair value as long-term assets. Temporary unrealized holding gains and losses are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other-than-temporary. An impairment is considered to be other-than-temporary if an entity intends to sell a security, more likely than not will be required to sell a security before recovering its cost, or does not expect to recover a security’s entire amortized cost basis, even if there is no intent to sell the security.

The Company considers several factors in assessing whether a loss is other-than-temporary. These factors include, but are not limited to: intent to hold a security; that it is not more likely than not that the Company will be required to sell a security before recovery of its cost basis; the length of time a security is in an unrealized loss position; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; changes to the credit ratings of securities, as well as their underlying assets; and, for the Company’s structured finance security, rates of default on the underlying portfolio of credit default swaps.

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

See Note 6 – Securities Available for Sale for further discussion.

Inventories

Inventories consist of materials and supplies for construction and install to the home projects. Inventories are valued at the lower of cost (using the specific identification method) or market. Construction projects are completed pursuant to customer specifications. For materials or supplies purchased on behalf of specific customers or projects, loss of the customer or cancellation of the project could result in an impairment of the value of materials purchased. Technological or market changes can also render certain materials obsolete. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of December 31, 2011 and 2010, inventory obsolescence reserves were immaterial.

Deferred Costs

Deferred financing costs related to the Company’s credit facility, senior notes and senior convertible notes, whose short and long-term portions are included in other current and non-current assets in the consolidated balance sheets, are amortized over the related terms of the debt using the effective interest method. Net deferred financing costs were $8.2 million and $11.2 million at December 31, 2011 and 2010, respectively.

Software Capitalization

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. These capitalized software costs are included in property and equipment, net, in the consolidated balance sheets and are amortized over a period not to exceed seven years.

Business Combinations – Valuation of Acquired Assets and Liabilities

Allocations of purchase price for business combinations are based on estimates of the fair value of consideration paid and the net assets acquired. Accounting for business combinations requires estimates and judgments as to expectations of future cash flows for acquired businesses and the allocation of those cash flows to identifiable tangible and intangible assets in determining the estimated fair values of assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets and liabilities, including contingent consideration, are based on management’s estimates and assumptions, utilizing customary valuation procedures and techniques. See Note 5 – Fair Value of Financial Instruments for the Company’s policy on fair value estimates. Contingent consideration is measured at its estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. If actual results differ significantly from the estimates and judgments used in determining the estimated fair values of assets and liabilities recorded as of the date of acquisition, these differences could result in a possible impairment of recorded assets, including intangible assets and goodwill, or require acceleration of amortization expense of finite-lived intangible assets.

Long-Lived Assets

The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are recorded at cost, or if acquired in a business combination, at acquisition date fair value. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the term of the lease or the estimated useful lives of the improvements. Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized and depreciated over the remaining useful lives of the assets. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in other income or expense. Acquired intangible assets that have finite useful lives are recognized and amortized over their useful lives, which are generally based on contractual or legal rights.

Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Estimated fair values take into consideration appropriate discount rates relative to risk. Management believes that these estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. For the years ended December 31, 2011, 2010 and 2009, no material impairment charges were incurred relating to the Company’s long-lived assets.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and certain intangible assets acquired in a business combination and determined to have infinite useful lives are not amortized, but instead tested for impairment at least annually. Management conducts a review of the Company’s reporting units to determine if the carrying values of the reporting units exceed their estimated fair values During the year ended December 31, 2011, the Company adopted ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the traditional two-step goodwill impairment test. During each of the two years in the period ended December 31, 2010, management estimated the fair value of the Company’s reporting units using a discounted cash flow methodology. This analysis requires several estimates, including future cash flows and growth rates for the reporting units, as well as the selection of a discount rate. Goodwill impairment may exist if the net book value of the reporting unit exceeds its estimated fair value. Should this be the case, the value of goodwill may be impaired and a write down may be required. See Note 4 – Goodwill and Other Intangible Assets.

Self-Insurance

MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon management’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from third-party actuaries. The present value of the Company’s self-insurance liabilities are reflected in the consolidated balance sheets as current and other non-current liabilities. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and management believes such accruals to be adequate. However, a change in experience or actuarial assumptions could materially affect results of operations in a particular period. MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred.

The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. A portion of these letters of credit was collateralized by $18.0 million of restricted cash as of December 31, 2010. In addition, the Company has certain cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets.

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

In determining the provision for income taxes, management uses an effective tax rate based on annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. Significant factors that impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits.

The Company’s subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. The statute of limitations varies by the various jurisdictions in which the Company operates. The Company’s U.S. federal income tax returns for years ending on or after December 31, 2008 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company. If applicable, any interest or penalties pertaining to the Company’s income tax returns, if assessed, would be recorded within interest expense or general and administrative expense, respectively, in the Company’s consolidated statements of operations.

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

Grants of restricted stock are valued based on the market price of MasTec’s common stock on the date of grant. Compensation expense arising from restricted stock grants with graded vesting is recognized using the ratable method (an accelerated method of expense recognition) over the vesting period. Those shares issued with cliff vesting are amortized on a straight line basis over the vesting period. Vesting periods for grants of restricted stock range from day of issuance to five years. For certain restricted share awards, the number of shares issued on the vesting date is net of the number of shares having the value required to satisfy the recipient’s minimum statutory tax withholding requirements. The Company then pays the corresponding withholding taxes to the appropriate taxing authorities in cash on behalf of the recipient. Although the withheld shares are not issued, they are treated as common stock repurchases in the consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

Stock option grants vest between one to five years after grant, have a term not to exceed ten years, and are generally forfeited in the holder terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require adjustment of the number of shares of common stock represented by each option for any stock splits or dividends. No stock options have been granted since 2006. For stock options granted in prior periods, the Black-Scholes valuation model was used to estimate the fair value of options to purchase MasTec’s common stock, which is no less than the fair market value of the underlying stock on the date of grant. The Company uses the ratable method to amortize compensation expense over the vesting period of the option grant. All outstanding grants were fully vested as of December 31, 2010.

See Note 11 – Stock-Based Compensation Plans for further discussion.

Multi-Employer Pensions Plans

The Company makes contributions to certain union-administered multi-employer pension plans, which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. To the extent that those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject the Company to substantial liabilities if the Company withdraws from such multi-employer plans or if they are terminated. In November 2011, the Company voluntarily withdrew from one of the multi-employer pension plans in which it participates and recorded a charge of $6.4 million within costs of revenue. Withdrawal liabilities under multi-employer pension plans are based on estimates of the Company’s proportionate share of the plan’s unfunded vested liability, as calculated by the plan’s actuaries, and represent the Company’s best estimate of such liabilities as of the time such withdrawal liabilities are recorded.

See Note 12 – Other Retirement Plans and Note 16 – Commitments and Contingencies for additional details.

Treasury Stock

The Company records treasury shares at cost. See Note 13 – Common Stock Activity.

New accounting pronouncements

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). This update provides guidance on defining a milestone under Topic 605, Revenue Recognition –

Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. The adoption of ASU 2010-17 as of January 1, 2011 did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles–Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. See related disclosures in Note 3 – Goodwill and Other Intangible Assets.

In September 2011, the FASB issued ASU 2011-09, Compensation–Retirement Benefits–Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about an employer’s participation in a multiemployer pension plan (“MEPP”). Incremental disclosures include the significant MEPPs in which the Company participates, level of participation, financial health of significant MEPPs and the nature of commitments to MEPPs. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011, with retrospective application for all prior periods presented. See related disclosures in Note 12 – Other Retirement Plans.

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 in connection with its 2011 annual goodwill impairment assessment. See Note 4 – Goodwill and Other Intangible Assets.

Recently Issued Accounting Standards, Not Adopted as of December 31, 2011

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers those provisions in ASU 2011-05 relating to the presentation of reclassification adjustments. ASU 2011-12 reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before ASU 2011-05. The remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. ASU 2011-12 is effective for reporting periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires disclosure of gross and net information about instruments and transactions that are eligible for offset in the statement of financial position or that are subject to an enforceable master netting arrangement or similar agreement, such as derivatives, sale and repurchase agreements and securities borrowing and lending arrangements. ASU-2011-11 is effective for annual reporting periods and interim periods within those years, beginning on or after January 1, 2013, with retrospective application for all comparative periods presented. The Company does not anticipate that this pronouncement will have a material impact on its consolidated financial statements.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of fully diluted shares and earnings, which includes the effect of potentially dilutive common shares. Potentially dilutive common shares include outstanding stock options and unvested restricted share awards, as calculated under the treasury stock method, as well as shares associated with the Company’s outstanding convertible securities.

As described in Note 9 – Debt, the Company had convertible notes outstanding during each of the three years in the period ended December 31, 2011. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes (the “Original 4.0% Notes”) and $97.0 million of its original 4.25% senior convertible notes (the “Original 4.25% Notes” and, together with the Original 4.0% Notes, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the Original Notes, except that the New Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the New Notes, totaling approximately 13.0 million shares, are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share for the corresponding period exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).

The number of common shares issuable upon conversion of the Company’s Original Notes is reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect is dilutive. Under the “if-converted” method, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Premium shares associated with the New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price for the corresponding periods exceeds the respective conversion prices of the New Notes, beginning with the date of issuance, or the beginning of the period, as applicable.

The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for each period (in millions):

	Year Ended December 31,
	2011	2010	2009
Dilutive:
New 4.0% Notes (1)	$105.3	N/A	N/A
New 4.25% Notes (1)	97.0	N/A	N/A
Original 4.0% Notes (2)	9.7	$115.0	$115.0
Original 4.25% Notes (2)	3.0	100.0	100.0

Total principal amount, dilutive outstanding convertible notes	$215.0	$215.0	$215.0

Anti-dilutive:
8.0% convertible notes	N/A	N/A	$55.0

(1)	Diluted shares associated with the New Notes are attributable to the premium over the respective conversion prices.
(2)	Diluted shares associated with the Original Notes are attributable to the underlying principal amounts.

The Company’s average stock price for the year ended December 31, 2011 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher actual share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the period indicated are as follows (in thousands, except per share amounts):

	Year Ended December 31, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105,322	$97,000
Conversion price per share	$15.76	$15.48

Number of conversion shares, principal amount	6,683	6,268

Weighted average actual per share price	$18.90	$18.88

Excess over principal amount	$20,968	$21,319

Weighted average equivalent premium shares	1,067	1,095

The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Basic
Net income attributable to MasTec	$106,001	$90,528	$70,748
Weighted average shares outstanding	82,182	76,132	75,701

Basic earnings per share attributable to MasTec	$1.29	$1.19	$0.93

Diluted
Net income:
Basic net income attributable to MasTec	$106,001	$90,528	$70,748
Interest expense on Original 4.0% Notes, net of tax	331	2,700	2,260
Interest expense on Original 4.25% Notes, net of tax	154	2,494	419

Diluted net income attributable to MasTec	$106,486	$95,722	$73,427

Shares:
Basic weighted average shares outstanding	82,182	76,132	75,701
Dilutive common stock equivalents	1,129	1,022	1,025
Dilutive premium shares, New 4.0% Notes	1,067	—	—
Dilutive premium shares, New 4.25% Notes	1,095	—	—
Dilutive shares, Original 4.0% Notes	862	7,297	4,134
Dilutive shares, Original 4.25% Notes	383	6,462	903

Diluted weighted average shares outstanding	86,718	90,913	81,763

Diluted earnings per share attributable to MasTec	$1.23	$1.05	$0.90

For the year ended December 31, 2011, the weighted average number of anti-dilutive common stock equivalents that were not included in the Company’s diluted earnings per share calculations was 9,479. For the years ended December 31, 2010 and 2009, there were 1,031,894 and 2,022,890 of weighted average anti-dilutive common stock equivalents, respectively, that were not included in the Company’s diluted earnings per share calculations.

During the fourth quarter of 2011, the Company’s Board of Directors authorized a share repurchase plan, under which the Company repurchased 4.6 million shares of treasury stock for $75.0 million. See Note 13 – Common Stock Activity.

Note 3 – Acquisitions and Other Investments

Allocations of purchase price for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired and are subject to adjustment upon finalization of the fair value estimates.

As of December 31, 2011, the purchase price, including the estimated fair value of contingent consideration and related purchase price allocations for businesses acquired by the Company during 2011 were preliminary. The Company will revise its preliminary allocations if new information is obtained about the facts and circumstances existing as of the date of acquisition, that, if known, would have resulted in the recognition of those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period require revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings. Changes to the purchase price allocations of the Company’s recent acquisitions, to the extent such changes were material, are reflected in the discussions pertaining to those acquisitions below.

EC Source

In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. EC Source is a nationally recognized full-service engineering, procurement and construction services entity, focused on deploying extra high voltage (“EHV”) electrical transmission systems throughout North America. On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock, the assumption of $8.6 million of debt, which relates primarily to loans payable to the former owner of EC Source, and a five year earn-out, equal to 20% of the excess, if any, of EC Source’s annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) over $15 million, payable annually at MasTec’s election in common stock, cash or a combination thereof. The MasTec shares issued on the effective date are subject to transfer restrictions, which will lapse 25% on the first anniversary of the closing, 25% on the second anniversary of the closing and 50% on the third anniversary of the closing.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of date of acquisition (in millions). The fair value of the shares transferred was based on MasTec’s quoted market price on the closing date, discounted by 10%, 15% and 20% for the estimated effect of the first, second and third year transfer restrictions, respectively. The fair value of the 33% equity investment in EC Source was estimated to be $39.6 million immediately before the closing of the merger, resulting in a gain on remeasurement of $29.0 million, which was reflected as a component of other income in the Company’s results of operations for 2011. The fair value of the equity investment was determined based on the implied consideration transferred as of the date of the business combination, discounted for the Company’s lack of control as a minority shareholder. The fair value of both the shares transferred and the equity investment were based on Level 2 fair value inputs. During the fourth quarter of 2011, the deferred tax liability in the purchase price allocation was reduced by approximately $2.6 million with a corresponding reduction in goodwill. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets and net working capital, as prescribed by the purchase agreement.

Preliminary Purchase Price Consideration:
Shares transferred	$94.2
Cash	0.3
Liabilities incurred:
Debt assumed	8.6
Fair value of contingent consideration (earn-out liability)	25.0

Total liabilities incurred	33.6

Total consideration	$128.1

Fair value of equity investment	39.6

Amount of total consideration	$167.7

Liabilities included in preliminary purchase price allocation	(33.6)

Net assets acquired	$134.1

Preliminary Purchase Price Allocation:
Current assets	$21.0
Property and equipment	10.1
Pre-qualifications	31.3
Non-compete agreements	1.5
Backlog	11.0
Goodwill	120.7

Total assets acquired	$195.6

Current liabilities	(13.4)
Debt	(8.6)
Deferred income taxes	(14.5)
Liability arising from contingent consideration arrangement	(25.0)

Total liabilities assumed	$(61.5)

Net assets acquired	$134.1

Intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to backlog will be amortized over the expected remaining 3 year term of these contracts. The intangible asset related to the non-compete agreements will be amortized over their 7 year terms. The intangible asset related to EC Source’s pre-qualifications with companies in the utilities industry has been assigned an indefinite life as the pre-qualifications do not expire or diminish in value, and the companies to which they relate have extremely long operating histories.

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

Fabcor

Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor TargetCo Ltd. (“Fabcor Parent” and, together with its wholly-owned Canadian subsidiaries, Fabcor 2001, Inc. and Fabcor Pipelines B.C. Inc., “Fabcor”) for an aggregate purchase price composed of approximately $22.8 million in cash, the assumption of approximately $7.0 million of debt, which was repaid immediately, and a five year earn-out equal to 30% of the excess, if any, of Fabcor’s annual EBITDA over 3.6 million Canadian dollars (approximately U.S. $3.5 million as of December 31, 2011), payable annually to the seller in cash in Canadian dollars. Fabcor is engaged in providing natural gas and petroleum pipeline infrastructure construction services in Alberta and British Columbia, Canada. Its services include: new pipeline construction; pipeline modification and replacement; river crossing construction and replacement; integrity excavation programs; well-site construction; compressor construction; gas plant construction; compressor and gas plant modifications; and plant commissioning support services. Fabcor provides MasTec the ability to expand its energy infrastructure services within the Canadian market and participate in the significant opportunities anticipated in that market in the future.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of the purchase price as of date of acquisition (in millions). During the fourth quarter of 2011, the deferred tax liability in the purchase price allocation was increased by approximately $2.2 million with a corresponding increase in goodwill. The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets, net working capital and tangible net worth, as prescribed by the purchase agreement.

Preliminary Purchase Price Consideration:
Cash	$22.8
Liabilities incurred:
Debt assumed	7.0
Fair value of contingent consideration (earn-out liability)	16.9

Total liabilities incurred	23.9

Total consideration	$46.7

Preliminary Purchase Price Allocation:
Current assets	$24.3
Property and equipment	12.8
Trade names	0.7
Non-compete agreements	0.1
Customer relationships	3.1
Backlog	0.4
Goodwill	26.7

Total assets acquired	$68.1

Current liabilities	(24.1)
Deferred income taxes and other liabilities	(4.3)
Liability arising from contingent consideration arrangement	(16.9)

Total liabilities assumed	$(45.3)

Net assets acquired	$22.8

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

Other 2011 Acquisitions

The Company made certain other acquisitions during 2011 that were not material individually or in the aggregate. Effective April 1, 2011, MasTec purchased 100% of the capital stock of Cam Communications Inc. (“Cam Com”), a Maryland company that provides telephone, cabling, engineering, construction, equipment integration, testing, wiring and computer network services to telecommunications carriers for approximately $4.4 million in cash, the assumption of $0.3 million of capital leases and a five year earn-out payable in cash equal to 20% of the excess, if any, of Cam Com’s annual EBITDA over $2.25 million, plus an additional one time cash payment of up to $1.5 million if Cam Com’s EBITDA exceeds $1.5 million for the first twelve months following the acquisition. The estimated fair value of the contingent consideration arrangements was approximately $3.0 million as of the date of the acquisition. Effective June 1, 2011, MasTec acquired all of the issued and outstanding shares of Optima Network Services, Inc. (“Optima”), a wireless infrastructure services company headquartered in California, for $5.1 million in cash, plus the assumption of $2.2 million in debt, $0.8 million of which was repaid immediately. In addition, the purchase price for Optima includes a five year earn-out, equal to 20% of the excess, if any, of Optima’s annual EBITDA over $3.0 million, plus an additional one-time cash payment of up to approximately $5.0 million if Optima’s EBITDA exceeds $1.5 million in the first twelve months following the date of acquisition. The potential earn-out is payable, at MasTec’s election, in common stock, cash, or a combination thereof. The estimated fair value of the contingent consideration arrangements for Optima was approximately $1.5 million as of the date of acquisition. The estimated fair values of the contingent consideration arrangement for Cam Com and Optima were adjusted in the fourth quarter of 2011 to reflect additional information and analysis. Effective June 30, 2011, MasTec acquired all of the issued and outstanding capital stock of Halsted Communications, Ltd. (“Halsted”), an install-to-the-home contractor operating primarily in portions of New York, Pennsylvania and New England for $4.0 million in cash, plus the assumption of approximately $7.9 million of debt, of which $4.4 million was repaid immediately. Halsted’s primary customer is DIRECTV®.

Unaudited Pro forma Information – 2011 Acquisitions

The following unaudited supplemental pro forma results of operations include the results of operations of each of the acquired companies described above as if each had been consolidated as of January 1, 2010, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond MasTec’s control.

The unaudited pro forma combined results of operations for the years ended December 31, 2011 and 2010 have been prepared by adjusting the historical results of MasTec to include the historical results of the acquisitions described above as if they occurred January 1, 2010. These pro forma combined historical results were then adjusted for an increase in amortization expense due to the incremental intangible assets recorded related to the acquisitions and the reduction of interest income as a result of the cash consideration paid. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Year Ended December 31,
	2011	2010
	(unaudited, in millions)
Revenue	$3,115.6	$2,506.0
Net income	$105.5	$85.6

Revenues of $265.3 million and net income of $10.8 million resulting from the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the year ended December 31, 2011. Acquisition costs related to these acquisitions of $1.6 million are included in general and administrative costs for the year ended December 31, 2011.

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

Purchase Price Consideration:
Cash	$126.4
Liabilities incurred:
Debt assumed	33.6
Fair value of contingent consideration (earn-out)	54.2

Total liabilities incurred	87.8

Total consideration	$214.2

Preliminary Purchase Price Allocation:
Current assets	$94.7
Non-compete agreements	1.8
Customer contracts	14.5
Goodwill	139.0
Property and equipment	56.3

Total assets acquired	$306.3

Current liabilities	(92.1)
Liability arising from contingent consideration arrangement	(54.2)
Long-term debt	(33.6)

Total liabilities assumed	$(179.9)

Net assets acquired	$126.4

The fair value of the earn-out arrangement associated with the Precision acquisition was estimated using the income approach incorporating significant inputs not observable in the market. Key assumptions include probability adjusted EBITDA projections and the use of the risk-free rate as a discount factor, as the risk is reflected in the EBITDA probability assessment. The range of potential undiscounted payments that the Company could be required to make under the earn-out arrangement was estimated to be between $0 and $65 million, however, there is no maximum earn-out payment amount. During 2010, new information about significant opportunities for Precision that existed at the acquisition date resulted in revising the probabilities applied to EBITDA projections upward. Accordingly, the Company recorded a measurement period adjustment to increase the acquisition date fair value of the contingent consideration liability by $13.9 million. Additionally, the Company remeasured the contingent consideration liability as of December 31, 2010 using currently available facts and circumstances including Precision’s 2010 performance, resulting in an incremental increase in the contingent consideration liability of $0.5 million, which was recorded within other expense during the year ended December 31, 2010. The Company paid $9.7 million and $12.2 million of contingent consideration related to this earn-out arrangement during the second quarters of 2010 and 2011, respectively.

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

As required by the Business Combinations Topic of the FASB Codification, balances as of December 31, 2009 were updated to reflect the above purchase accounting adjustments. Intangible assets will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. The intangible asset related to customer contracts was amortized over a two-year useful life based on the expected remaining term of these contracts. The intangible asset related to non-compete agreements with the sellers is being amortized over its seven-year term. Goodwill arising from the acquisition represents the value of the assembled union workforce as well as the industry-specific project management expertise of Precision’s management team.

Current assets of $94.7 million include accounts receivable, costs and earnings in excess of billings and retainage of $83.2 million. The gross contractual amounts due totaled $85.3 million, of which $2.1 million was not expected to be collected.

In connection with the acquisition of Precision in the fourth quarter of 2009, total acquisition costs of approximately $0.5 million were recognized within general and administrative expenses.

Tax deductible goodwill for the Precision acquisition as of the dates indicated was as follows (in millions):

As of December 31,
2011	$80.3
2010	$86.5

Unaudited Pro Forma Information

The following unaudited pro forma data presents revenue and results of operations as if the acquisition of Precision had occurred on January 1, 2009:

Year Ended December 31, 2009
(unaudited, in millions)
Revenue	$1,844.9
Net income	$104.9

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

As of December 31, 2011 and 2010, the estimated fair value of the purchase option was $0, determined using a probability-weighted market-based approach including inputs such as projected EBITDA and EBITDA multiples. (See Note 5 - Fair Value of Financial Instruments).

Other Investments

Through a 60%-owned consolidated subsidiary, MasTec invested $1.6 million for a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment is accounted for under the equity method of accounting. MasTec performed construction services for this investee and recognized revenue of approximately $3.7 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $6.7 million and $2.1 million, respectively, is included in accounts receivable related to this customer.

The Company has certain other cost and equity method investments. Except for the Company’s investment in EC Source as of December 31, 2010, as discussed above, none of these investments were material individually or in the aggregate as of December 31, 2011 or 2010. These investments are initially recorded at their cost basis and are periodically reviewed for changes in events or circumstances that could impact their carrying value. No impairment charges related to these investments were recorded during any of the three years ended December 31, 2011, 2010 or 2009.

Note 4 - Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets, including those associated with preliminary purchase price allocations, as of the dates indicated (in millions):

	2011	Weighted Average Amortization Period	2010	Weighted Average Amortization Period
Amortizing intangible assets: (1)
Gross carrying amount	$97.6		$75.2
Less: accumulated amortization	(52.9)		(38.9)

Amortizing intangible assets, net	$44.7	14 years	$36.3	14 years

Non-amortizing intangible assets:
Goodwill	$807.9		$613.4
Trade names	35.3		35.3
Pre-qualifications	31.3		—
Other	6.6		6.6

Non-amortizing intangible assets	$881.1		$655.3

Goodwill and other intangible assets	$925.8		$691.6

(1)	Consists principally of customer relationships, backlog, trade names and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets for the years indicated (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance at December 31, 2009	$504.2	$41.9	$49.3	$595.4

Accruals of acquisition-related contingent consideration (a)	41.3			41.3
Settlement of multiple year earn-out (See Note 3)	67.0			67.0
Amortization expense			(13.0)	(13.0)
Other	0.9	—	—	0.9

Balance at December 31, 2010	$613.4	$41.9	$36.3	$691.6

Additions from new business combinations (See Note 3)	170.1	31.3	22.4	223.8
Accruals of acquisition-related contingent consideration (a)	24.4			24.4
Amortization expense			(14.0)	(14.0)

Balance at December 31, 2011	$807.9	$73.2	$44.7	$925.8

(a)	Represents contingent consideration for acquisitions prior to December 15, 2008.

Information about estimated future amortization expense associated with amortizing intangible assets, including those associated with preliminary purchase price allocations, is summarized in the following table (in millions):

Amortization Expense
2012	$11.4
2013	6.4
2014	4.6
2015	3.8
2016	3.2
Thereafter	15.3

Total	$44.7

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

The Company’s reporting units sell and provide contracting services, including building, installation, maintenance and upgrade services, primarily by digging and drilling trenches and installing poles, pipe, towers, antennae, wire, and equipment. Many of our reporting units perform these services across multiple industries, including telecommunications, utilities and government, and on behalf of a variety of customers, some of which contract services from multiple reporting units.

Management estimates the fair value of each reporting unit and compares the estimated fair value to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, the value of the reporting units’ goodwill or other indefinite-lived intangible assets may be impaired and could require a write down. During the year ended December 31, 2011, the Company adopted ASU 2011-08, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the traditional two-step goodwill impairment test. Based on this analysis, none of the Company’s reporting units were considered more likely than not to be impaired as of December 31, 2011. During each of the two years in the period ended December 31, 2010, management estimated the fair value of the Company’s reporting units using a discounted cash flow methodology, which incorporates five-year projections of revenues, operating costs and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. Management applied a discounted cash flow technique utilizing a terminal value equal to 5.5 times year five EBITDA. The discount rate was estimated to be 8.5% per annum and represents the Company’s estimated cost of capital at the time of the analysis. A 100 basis point change in the discount rate would not have had a material impact on the results of the impairment analysis. Based upon these analyses, the Company determined that the estimated fair values of the Company’s reporting units substantially exceeded their carrying values for each of the three years ended in the period ended December 31, 2011.

Note 5 – Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments as of the dates indicated were as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$7.9	$7.9	$8.3	$8.3
Auction rate securities	13.6	13.6	19.0	19.0

Liabilities
Acquisition-related contingent consideration	$79.2	$79.2	$45.0	$45.0
7.625% senior notes	150.0	156.4	150.0	151.9
Original 4.0% Notes	9.7	12.5	115.0	139.2
Original 4.25% Notes	3.0	4.0	100.0	120.4
New 4.0% Notes	98.2	99.4	—	—
New 4.25% Notes	89.9	91.1	—	—

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash Surrender Value of Life Insurance Policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers. Life insurance policies support the Company’s split dollar agreements and deferred compensation plan assets.

Auction Rate Securities. The fair value of the Company’s auction rate securities was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. See Note 6 - Securities Available for Sale.

Acquisition-Related Contingent Consideration Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after December 15, 2008. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions. The Company completed certain acquisitions during the second quarter of 2011, as described in Note 3 - Acquisitions and Other Investments, certain of which include earn-out agreements.

Debt. The estimated fair values of the Company’s, 7.625% senior notes and Original Notes are based on quoted market prices. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the Company’s market interest rate for a similar nonconvertible instrument. See Note 9 - Debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2011, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification below has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$7.9	$7.9	$—	$—
Auction rate securities	13.6	—	—	13.6

Liabilities
Acquisition-related contingent consideration	$79.2	$—	$—	$79.2

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.3	$8.3	$—	$—
Auction rate securities	19.0	—	—	19.0

Liabilities
Acquisition-related contingent consideration	$45.0	$—	$—	$45.0

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs as of the dates indicated (in millions).

	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets

Balance at December 31, 2009	$16.4	$8.1	$24.5
Redemption or sale of securities, cost basis	—	(6.6)	(6.6)
Reversal of unrealized losses on redeemed or sold securities	—	0.9	0.9
Changes in fair value recorded in earnings	—	(1.2)	(1.2)
Changes in unrealized gains included in other comprehensive income	—	1.4	1.4

Balance at December 31, 2010	$16.4	$2.6	$19.0

Redemption or sale of securities, cost basis	(4.6)	—	(4.6)
Reversal of unrealized losses on redeemed or sold securities	0.5	—	0.5
Changes in fair value recorded in earnings	—	(0.6)	(0.6)
Changes in unrealized losses included in other comprehensive income	(0.4)	(0.3)	(0.7)

Balance at December 31, 2011	$11.9	$1.7	$13.6

Acquisition-Related Contingent Consideration
Liabilities

Balance at December 31, 2009	$54.2
Changes in fair value recorded in earnings	0.5
Payments of contingent consideration	(9.7)

Balance at December 31, 2010	$45.0
Additions from new business combinations	46.4
Payments of contingent consideration	(12.2)

Balance at December 31, 2011	$79.2

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long-lived assets, which are initially measured at fair value, and are subsequently remeasured in the event of an impairment or other measurement event, if applicable. Except for the Company’s 33% equity investment in EC Source, which was remeasured in the second quarter of 2011 in connection with the Company’s acquisition of the remaining 67% of EC Source’s outstanding equity interests, the Company had no significant assets or liabilities measured at fair value on a nonrecurring basis during each of the three years in the period ended December 31, 2011. See Note 3 – Acquisitions and Other Investments for details of the EC Source acquisition.

Note 6 - Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The actual net default rate as of December 31, 2011 was estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.

In the second quarter of 2011, the issuer of one of the Company’s student loan auction rate securities redeemed its security at its par value of $4.6 million. In connection with the redemption, $0.5 million of cumulative unrealized losses, and the corresponding tax impact of $0.2 million, were eliminated from other comprehensive income.

Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of December 31, 2011 or 2010. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
	AAA	CCC	Total
As of December 31, 2011
Student loans	$11.9	$—	$11.9
Structured finance securities	—	1.7	1.7

Total auction rate securities	$11.9	$1.7	$13.6

	Underlying Credit Rating (1)
	A3/A-	CCC	Total
As of December 31, 2010
Student loans	$16.4	$—	$16.4
Structured finance securities	—	2.6	2.6

Total auction rate securities	$16.4	$2.6	$19.0

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of December 31, 2011, the yields on the Company’s auction-rate securities ranged from 1.60% to 2.42%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents. The issuers have been making interest payments when due. As of December 31, 2011, the weighted average yield for the Company’s auction rate securities was 1.91%. Total interest earned for the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.7 million and $0.7 million, respectively.

Auction Rate Securities – Other Than Temporary Losses

If unrealized losses on investments in securities are believed to be other-than-temporary, an impairment charge is recorded. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $0.6 million, $1.2 million and $6.1 million, respectively, of other-than-temporary impairment losses in earnings, with corresponding reductions in the cost basis of the Company’s structured finance auction rate securities.

Structured Finance Auction Rate Securities

In the fourth quarter of 2009, the Company deemed its structured finance auction rate securities to be other than temporarily impaired due to ratings agency downgrades of the corresponding securities. Credit losses of $6.1 million and $0.8 million were recognized for the years ended December 31, 2009 and 2010, respectively, related to these securities.

In 2010, the Company sold two of its three structured finance auction rate securities for $7.0 million. The sold securities had a cost basis of $6.6 million, with cumulative credit losses of $4.6 million recognized in prior periods. The cumulative credit losses were partially offset by a realized gain of $0.4 million on the sale transaction, for a cumulative net realized loss of $4.2 million on disposal. Details of the securities sold, as of the date of sale, are as follows (in millions):

Par value	$11.2
Cost basis	$6.6
Fair value	$5.7
Cumulative realized losses	$4.2
Accumulated losses in other comprehensive income, gross	$0.9
Accumulated losses in other comprehensive income, net of tax	$0.6

The Company’s remaining structured finance security had a par value of $5.0 million and a cost basis of $1.7 million as of December 31, 2011. Cumulative credit and other losses of $3.3 million have been recognized in connection with this security, $0.6 million of which were recognized in earnings during 2011. In addition, $0.3 million of gross unrealized gains and the corresponding tax impact were eliminated from other comprehensive income during the year ended December 31, 2011. Following the sale of the Company’s structured finance securities discussed above, management determined that it no longer met the criteria for intent to hold with respect to its remaining structured finance security. Accordingly, declines in this security’s cost basis are recognized in earnings. Increases will be recorded in other comprehensive income, net of applicable income taxes. As of December 31, 2011, this security’s cost basis equaled its carrying value. As of December 31, 2010, this security’s cost basis and carrying value were $2.3 million and $2.6 million, respectively.

Details of Other Than Temporary Losses – Structured Finance Securities (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Total other-than-temporary impairment losses on securities available for sale	$0.6	$1.2	$8.1
Less: Unrealized losses on securities available for sale, recognized in other comprehensive income	—	—	2.0

Unrealized losses on securities available for sale, recognized in earnings	$0.6	$1.2	$6.1

Student Loan Auction Rate Securities

Management believes the temporary unrealized decline in estimated fair value as of December 31, 2011 associated with its remaining student loan auction rate securities is primarily attributable to the limited liquidity of these investments and overall market volatility. The Company expects to recover the remaining cost basis of its student loan auction rate securities, and does not intend to sell, or believe that it will more likely than not be required to sell its student loan auction rate securities before recovery of their cost basis, which may be at maturity. Cumulative gross unrealized losses on the Company’s student loan auction rate securities, which are included as a component of other comprehensive income, totaled $1.0 million, or $0.6 million, net of applicable income taxes as of December 31, 2011 and $1.1 million, or $0.7 million, net of applicable income taxes as of December 31, 2010.

Auction Rate Securities – Reconciliation of Cost Basis to Fair Value

The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated were as follows (in millions):

	December 31, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.0)	$11.9
Auction rate securities – structured finance securities	1.7	—	1.7

Total auction rate securities	$14.6	$(1.0)	$13.6

	December 31, 2010
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$17.5	$(1.1)	$16.4
Auction rate securities – structured finance securities	2.3	0.3	2.6

Total auction rate securities	$19.8	$(0.8)	$19.0

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Cumulative adjustments to the cost basis of securities held as of December 31, 2011 and 2010 totaled $3.3 million and $2.7 million, respectively. Par value of securities held as of December 31, 2011 and 2010 was $17.9 million and $22.5 million, respectively.

As of December 31, 2011, contractual maturities of the Company’s student loan auction rate securities range from 16 to 36 years, and for the structured finance security, 5 years.

Note 7 - Accounts Receivable, Net of Allowance

Accounts receivable, net of allowance, classified as current, consists of the following (in millions):

	December 31,
	2011	2010
Contract billings	$398.8	$309.8
Retainage	43.7	32.7
Costs and earnings in excess of billings	229.8	110.4

Accounts receivable, gross	$672.3	$452.9

Less allowance for doubtful accounts	(7.7)	(8.5)

Accounts receivable, net	$664.6	$444.4

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded in other long-term assets.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts, both for specific customers and as a reserve against other past due balances, was $7.7 million as of December 31, 2011 and $8.5 million as of December 31, 2010. Activity in the allowance for doubtful accounts for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2011	2010
Allowance for doubtful accounts at beginning of year	$8.5	$10.3
Provision for doubtful accounts	2.0	2.9
Amounts charged against the allowance	(2.8)	(4.7)

Allowance for doubtful accounts at end of year	$7.7	$8.5

Amounts charged against the allowance primarily represent the write-off of accounts which had been fully reserved previously. The decrease in the allowance for doubtful accounts during the years ended December 31, 2011 and 2010 resulted from the collection or settlement of certain outstanding balances for which specific reserves had previously been established.

The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through September 2016. These receivables have been recorded at their net present values, with the non-current portion recorded within other long-term assets. Imputed interest is recognized as interest income as earned. As of December 31, 2011 and 2010, $6.8 million and $3.5 million were outstanding, respectively, with $4.8 million and $2.7 million, respectively, recorded in other long-term assets.

During the year ended December 31, 2011, certain of the Company’s international subsidiaries utilized the sale of accounts receivable as short-term financing mechanisms. The amount of related receivables sold during the period ended, or outstanding as of December 31, 2011, was not material.

Note 8 - Property and Equipment, Net

Property and equipment, net, including property and equipment held under capital leases, is composed of the following as of the dates indicated (in millions):

	2011	2010	Estimated Useful Lives (In Years)
Land	$4.7	$4.7
Buildings and leasehold improvements	12.5	11.1	5 – 40
Machinery and equipment	388.2	274.5	2 – 15
Office furniture and equipment	77.1	59.9	3 – 7

Total property and equipment	$482.5	$350.2
Less accumulated depreciation	(215.9)	(169.4)

Property and equipment, net	$266.6	$180.8

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $61.2 million, $44.9 million and $36.6 million, respectively.

Note 9 - Debt

The carrying value of debt is composed of the following as of the dates indicated (in millions):

		December 31,
Description	Maturity Date	2011	2010
Credit facility	August 2016	$60.0	$—
7.625% senior notes	February 2017	150.0	150.0
New 4.0% Notes, $105.3 million principal amount	June 2014	98.2	—
New 4.25% Notes, $97.0 million principal amount	December 2014	89.9	—
Original 4.0% Notes	June 2014	9.7	115.0
Original 4.25% Notes	December 2014	3.0	100.0
3.5267% equipment term loan	In installments through 2013	8.3	12.9
Capital lease obligations, weighted average interest rate of 3.7%	In installments through 2017	40.6	24.5
Notes payable for equipment, weighted average interest rate of 3.5%	In installments through 2015	35.2	10.2

Total debt		$494.9	$412.6
Less current maturities		(34.2)	(18.4)

Long-term debt		$460.7	$394.2

Credit Facility

In August 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”), which amended and restated the Company’s then-existing credit facility in its entirety, expanded maximum available borrowing capacity from $260 million to $600 million and extended the maturity date from May 2013 until August 2016. The amount of borrowing available to the Company under its previous credit facility was based on a formula that could result in availability of less than the full $260 million of borrowing capacity. The amended Credit Facility allows the Company to borrow up to the full $600 million of availability, provided that the Company is in compliance with all of the terms and provisions of the Credit Facility.

The Credit Facility provides for a $600 million senior secured revolving credit facility maturing on August 22, 2016. Up to $350 million of the Credit Facility is available for the issuance of letters of credit. Subject to certain terms in the Credit Facility, the Company has the option to increase its revolving commitments and/or establish term loans of up to $200 million in total. Borrowings under the Credit Facility will be used to refinance existing indebtedness and for working capital, capital expenditures and other corporate purposes, including the repurchase or prepayment of indebtedness; however, the Credit Facility restricts the repurchase or prepayment of certain unsecured indebtedness, including the Company’s senior notes due 2017 and senior convertible notes due 2014, unless the Company has at least $50 million of remaining liquidity (as defined in the Credit Facility) after any such repurchase or prepayment.

The Credit Facility requires that the Company maintain a consolidated leverage ratio (as defined in the Credit Facility) below 3.50 to 1.00 and a consolidated interest coverage ratio (as defined in the Credit Facility) above 3.00 to 1.00. Subject to customary exceptions, the Credit Facility also limits the Company’s ability to engage in certain activities, including acquisitions, mergers and consolidations, debt incurrence, investments, capital expenditures, asset sales, debt prepayments, lien incurrence and the making of distributions on or repurchases of capital stock.

Following the date on which the Company delivers its financial information to the lenders for the quarter ending March 31, 2012 (the “Interest Adjustment Date”), amounts borrowed under the Credit Facility will bear interest, at the Company’s option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on the Company’s consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on the Company’s consolidated leverage ratio as of the most recent fiscal quarter. Prior to the Interest Adjustment Date, the margin for eurocurrency rate loans will be fixed at 2.00%, and the margin for base rate loans will be fixed at 1.00%. Following the Interest Adjustment Date, financial standby letters of credit and commercial letters of credit issued under the Credit Facility will be subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit will be subject to a letter of credit fee of 0.75% to 1.25%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 2.00% and 1.00% respectively. The Company must also pay a commitment fee to the lenders on any unused availability under the Credit Facility which fee, following the Interest Adjustment Date, will be equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 0.35%.

As of December 31, 2011, the Company had outstanding revolving loans of $60.0 million and approximately $90.0 million of letters of credit issued under the Credit Facility. The remaining $450.0 million of Credit Facility borrowing capacity was available for revolving loans or up to $260.0 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of December 31, 2011, interest on outstanding revolving loans accrued at a rate of 2.94% per annum, and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as defined above. The unused facility fee as of December 31, 2011 was 0.35%.

The Credit Facility is guaranteed by most of the Company’s U.S. subsidiaries, and it is collateralized by a first priority security interest in substantially all of the Company’s assets and the assets of its wholly-owned subsidiaries and a pledge of the outstanding equity interests in certain of the Company’s operating subsidiaries. The Credit Facility also provides for customary events of default and contains cross-default provisions with the Company’s other significant debt instruments, including the Company’s indemnity agreement with its surety provider, as well as customary remedies upon an event of default (as defined in the Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, the Company exchanged $105.3 million of its Original 4.0% Notes and $97.0 million of its Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes, respectively, for an exchange fee of approximately 50 basis points, or 0.5%, of the aggregate principal amount of the notes exchanged. The terms of the New Notes are substantially identical to those of the Original Notes, except that the New Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. Exchange fees of approximately $1.0 million will be recognized over the remaining life of the New Notes as interest expense. Transaction costs of approximately $0.7 million have been recognized within general and administrative expenses, of which $0.5 million was recognized during the year ended December 31, 2010. During 2011, an immaterial principal amount of Original Notes was converted into shares of the Company’s common stock.

The New Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Notes are convertible only if one of the following three conditions is satisfied:

•

if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the applicable conversion price of the New Notes during at least 20 of the last 30 consecutive trading days ending on and including the last trading day of a calendar quarter, then the applicable New Notes may be converted during the immediately following calendar quarter (and only during such calendar quarter);

•

if after any five consecutive trading-day period in which the trading price per $1,000 principal amount of New Notes for each trading day during such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate, then the applicable New Notes may be converted during the immediately following five business day period; or

•

if the Company effects certain distributions to its shareholders or if the Company is party to a consolidation, merger, binding share exchange, or a sale, transfer, lease or other conveyance of all or substantially all of its assets, pursuant to which the Company’s common stock would be converted into or exchanged for, or would constitute solely the right to receive, cash, securities or other assets, or in the case of certain other fundamental changes, then the New Notes may be converted during the period that is 45 trading days prior to the ex-dividend date or the initial anticipated effective date of the transaction, as applicable.

The Company has divided the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. Using an income approach, management discounted the values of the New Notes at an estimated rate of 6.73%, which represents the estimated market interest rate for a similar nonconvertible instrument as of the date of the exchange. The resulting total debt discount of $17.4 million for the New Notes will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the term of the New Notes above their 4.0% and 4.25% cash coupon interest rates to an effective interest rate of 6.73%. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity.

The carrying values of the debt and equity components of the New Notes as of December 31, 2011 are as follows (in millions):

	December 31, 2011
	New 4.0% Senior Convertible Notes	New 4.25% Senior Convertible Notes
Principal amount	$105.3	$97.0
Unamortized debt discount	(6.7)	(6.7)
Unamortized balance of investor fees	(0.4)	(0.4)

Net carrying amount of debt component	$98.2	$89.9

Carrying amount of equity component	$8.9	$8.5

The New Notes are guaranteed by the Company’s subsidiaries that guarantee the Original Notes.

Original Senior Convertible Notes. In November 2009, the Company issued $100 million of Original 4.25% Notes due December 15, 2014 in a private placement. The notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to December 12, 2014, holders may convert their notes into shares of MasTec common stock at an initial conversion rate of 64.6162 shares of MasTec common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.48 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $3.7 million in financing costs were incurred in connection with the issuance of these notes. These deferred financing costs are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds from the Original 4.25% Notes were used to fund the acquisition of Precision and for general corporate purposes.

In June 2009, the Company issued $115 million of Original 4.0% Notes due June 15, 2014 in a registered offering. The notes bear interest at a rate of 4% per year, payable semi-annually in arrears, on June 15 and December 15 of each year. On or prior to June 13, 2014, holders may convert their notes into shares of MasTec common stock at an initial conversion rate of 63.4417 shares of MasTec common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $15.76 per share, subject to customary anti-dilution adjustment terms for these types of notes. Approximately $5.4 million in financing costs were incurred in connection with the issuance of these notes, which are included in other assets in the consolidated balance sheet and are being amortized over the term of the notes. The proceeds from the Original 4.0% Notes were used to repay the $55 million 8% convertible note issued in connection with the Wanzek Construction, Inc. acquisition, convertible at $12.00 per share, as well as the outstanding balance on the Company’s credit facility of approximately $20 million in June 2009, and for general corporate purposes.

The Original Notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries. There are no financial covenants under the Original Notes, but there are certain nonfinancial covenants associated with these notes. At December 31, 2011, the Company was in compliance with all such covenants.

In the first quarter of 2011, the Company exchanged $202.3 million of its Original Notes for an identical principal amount of New Notes. As of December 31, 2011, an aggregate principal amount of $12.7 million of Original Notes was outstanding.

Senior Notes

As of December 31, 2011, the Company had $150 million of outstanding 7.625% senior notes due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under the Company’s Credit Facility. The indenture that governs the Company’s senior notes allows the Company to incur additional indebtedness to the extent that the Company’s fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, the Company is still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of the Company’s consolidated net assets, plus an additional $50 million of indebtedness at any time the senior notes remain outstanding. The senior notes are guaranteed by substantially all of the Company’s operating subsidiaries. At December 31, 2011, the Company was in compliance with all the provisions and covenants of the senior notes.

Convertible Note

In connection with the Company’s acquisition of Wanzek in 2008, MasTec issued an 8% convertible note in the principal amount of $55 million due December 2013 with interest payments payable in April, August, and December of each year, commencing in April 2009 and convertible at the holder’s election at a conversion price of $12 per share. The 8% convertible note was repaid in June 2009 with the proceeds of the Company’s Original 4.0% Notes.

Acquisition Debt

Equipment Term Loan. In connection with the acquisition of Pumpco, the Company entered into an equipment term loan in the aggregate principal amount of $22.5 million at 7.05% interest, payable in 60 monthly installments, maturing in 2013. In October 2010, the Company repaid the $13.4 million outstanding principal balance of the 7.05% equipment term loan with the proceeds of a new loan in the aggregate principal amount of $13.5 million, bearing interest at 3.5267%. The 3.5267% equipment term loan is payable in 36 monthly installments, maturing in 2013 and is secured by most of Pumpco’s existing equipment and guaranteed by MasTec. As of December 31, 2011, $8.3 million was outstanding on this equipment term loan.

Other Acquisition Related Debt. During the second quarter of 2011, the Company assumed approximately $26.0 million of debt and capital lease obligations in connection with certain acquisitions, of which $12.1 million was repaid immediately. As of December 31, 2011, approximately $10.1 million of related debt and capital lease obligations remained outstanding. Certain equipment debt related to these acquisitions is secured by the financed equipment. See Note 3 – Acquisitions and Other Investments for a description of the acquisitions to which this debt is related. In addition, the Company assumed approximately $34 million in notes payable for equipment and capital lease obligations in connection with the acquisition of Precision, of which $11.5 million remained outstanding as of December 31, 2011.

Except for one note with an immaterial principal balance as of December 31, 2011, there are no financial covenants associated with the acquisition debt described above.

Debt Guarantees and Covenants

The Senior Notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company’s Credit Facility or other outstanding indebtedness (the “Guarantors”). See supplemental financial information in Note 20 — Supplemental Guarantor Financial Information.

MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of December 31, 2011 and 2010.

Contractual Maturities of Debt Obligations

Contractual maturities of MasTec’s debt and capital lease obligations as of December 31, 2011 were as follows (in millions):

2012	$34.2
2013	36.7
2014	209.9
2015	3.7
2016	60.4
Thereafter	150.0

Total	$494.9

See Note 10 – Lease Obligations for additional information.

Interest Expense, Net

Details of interest expense, net, for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Interest expense:
Contractual interest payments and other interest expense	$27.5	$27.0	$23.8
Senior convertible note discount and related investor fee accretion	4.2	—	—
Amortization of deferred financing costs	3.3	3.3	2.1

Total interest expense	$35.0	$30.3	$25.9
Interest income	(0.6)	(1.2)	(1.2)

Interest expense, net	$34.4	$29.1	$24.7

Note 10 - Lease Obligations

Capital Leases

MasTec enters into agreements that provide financing for various machinery and equipment that expire on various dates. Leases meeting certain criteria are capitalized, with the related asset being recorded in property and equipment and an offsetting amount recorded as a liability. Capital lease additions are reflected in the consolidated statements of cash flows within the supplemental disclosures of non-cash information. In January 2011, the Company modified the terms of certain of its equipment operating leases. These modifications led to a change in the classification of the corresponding leases from operating to capital as of the effective date of the lease modifications. Accordingly, $23.4 million of capital lease assets and corresponding capital lease obligations were recorded in the Company’s consolidated balance sheet as of January 1, 2011.

Operating Leases

In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash and provide flexibility in that the Company pays a monthly rental fee for the use of related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. For operating leases with purchase options, the option to purchase equipment is at estimated fair market value. Rent expense, including short term rentals, was approximately $173.1 million, $132.9 million and $75.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future Lease Commitments

Minimum future lease commitments under capital leases and non-cancelable operating leases, including the effect of escalation clauses in effect at December 31, 2011, were as follows (in millions):

	Capital Leases	Operating Leases
2012	$19.2	$39.7
2013	15.4	31.8
2014	5.7	22.1
2015	1.4	13.3
2016	0.6	6.3
Thereafter	—	4.2

Total minimum lease payments	$42.3	$117.4

Less amounts representing interest	(1.7)

Total capital lease obligations, net of interest	$40.6
Less current portion	(14.3)

Long term portion of capital lease obligations, net of interest	$26.3

Note 11 – Stock-Based Compensation and Other Employee Benefit Plans

The Company has certain stock-based compensation plans with stock options and restricted share grants outstanding as of December 31, 2011: the 1994 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”); the 2003 Employee Stock Incentive Plan, as amended; the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended; and individual option and restricted stock agreements. The Directors’ Plan expired in 2004 and no future stock options can be granted under this plan. In addition, the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”) replaced the 1997 Non-Qualified Employee Stock Purchase Plan as of July 1, 2011. Under the 2011 ESPP, 1,000,000 shares of the Company’s common stock are available for purchase at a discount by eligible employees. Under plans currently in effect, there were a total of 4,380,997 options and/or restricted shares available for grant as of December 31, 2011.

Restricted Share Awards

MasTec grants restricted share awards, which are valued based on the market price of MasTec common stock on the date of grant. Total unearned compensation related to restricted share awards as of December 31, 2011 was approximately $6.3 million, which is expected to be recognized over a weighted average period of approximately two years. The total intrinsic value, or fair value, of restricted share awards that vested, which is based on the market price on the date of vesting, was $11.1 million, $1.2 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Following is a summary of restricted share award activity during the years indicated:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares, December 31, 2009	994,059	$8.93

Granted	234,590	12.44
Vested	(96,426)	12.13
Canceled/forfeited	(87,753)	8.68

Non-vested restricted shares, December 31, 2010	1,044,470	$9.44

Granted	363,284	17.04
Vested	(613,198)	7.73
Canceled/forfeited	(7,750)	8.66

Non-vested restricted shares, December 31, 2011	786,806	$14.29

Stock Options

The Company has granted options to purchase its common stock to employees and members of the Board of Directors and affiliates under various stock option plans at not less than the fair market value of the underlying stock on the date of grant. No stock options have been granted since 2006.

The following is a summary of stock option activity during the years indicated:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding December 31, 2009	2,875,669	$10.42	4.93	$7.5

Exercised	(231,599)	11.23
Canceled/forfeited	(55,900)	13.94

Options outstanding December 31, 2010	2,588,170	10.27	3.87	$11.2

Options exercisable December 31, 2010	2,583,170	$10.26	3.87	$11.2

Options outstanding December 31, 2010	2,588,170	$10.27	3.87	$11.2

Exercised	(1,132,396)	10.25
Canceled/forfeited	(10,000)	13.95

Options outstanding December 31, 2011	1,445,774	10.25	3.16	10.3

Options exercisable December 31, 2011	1,445,774	$10.25	3.16	$10.3

(1)	Amount represents the difference between the exercise price and the market price of the Company’s stock on the last trading day of the corresponding period, multiplied by the number of in-the-money options.

As of December 31, 2010, all outstanding stock options were fully vested. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, which is based on the difference between the exercise price and the market price of the Company’s stock at the date of exercise, was $10.3 million, $0.8 million and $1.6 million, respectively. Proceeds from options exercised during the years ended December 31, 2011, 2010 and 2009 totaled $11.6 million, $2.6 million and $3.0 million, respectively.

Stock Based Compensation Expense and Related Tax Benefit

Stock based compensation expense and related tax benefits during the periods indicated are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Stock based compensation expense:
Restricted share awards	$3.6	$3.8	$2.4
Stock options	—	0.1	0.7

Total stock based compensation expense	$3.6	$3.9	$3.1

Income tax benefit from stock based compensation:
Restricted share awards	$3.4	$1.3	$1.0
Stock options	2.9	(0.3)	0.5

Total income tax benefit from stock based compensation	$6.3	$1.0	$1.5

Excess tax benefit from stock based compensation:
Vested restricted shares (1)	$2.1	$—	$—
Stock options exercised (1)	5.7	—	—

Total excess tax benefit from stock based compensation	$7.8	$—	$—

(1)	Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s consolidated statements of cash flows.

401(k) Plan. MasTec has a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 75% of their pre-tax annual compensation to the 401(k) plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500 per employee. Effective January 1, 2011, matching contributions are payable annually, 50% in shares of MasTec common stock and 50% in cash. During the years ended December 31, 2011, 2010 and 2009, matching contributions totaled approximately $1,733,000, $462,000 and $402,000, respectively.

Deferred Compensation Plan. MasTec offers a deferred compensation plan to its highly compensated employees. These employees are allowed to contribute a percentage of their pre-tax annual compensation to the deferred compensation plan. Effective January 1, 2011, MasTec increased its 100% match of employee contributions from 1% to 2.5% of the employee’s salary, capped at $2,500 per employee. Effective January 1, 2011, matching contributions are payable annually. Currently, management intends to provide for matching contributions in cash, however, matching contributions can also be provided for 50% in shares of MasTec common stock and 50% in cash, at MasTec’s election. Deferred compensation plan assets and related liabilities of approximately $2.6 million and $2.2 million are included in other long-term assets and other long-term liabilities, respectively, as of December 31, 2011. As of December 31, 2010, deferred compensation plan assets and related liabilities totaled $1.5 million and $1.3 million, respectively.

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

Note 12 – Other Retirement Plans

Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries contribute amounts to multi-employer pension and other multi-employer benefit plans and trusts. Multi-employer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects.

The Company adopted ASU 2011-09 for the year ended December 31, 2011, which requires additional disclosure about an employer’s participation in multi-employer pension plans. ASU 2011-09 requires disclosure of the significant pension plans in which companies participate, level of participation, and financial health and nature of commitments to such plans. The Pension Protection Plan (“PPA”) of 2006 was enacted as part of a comprehensive funding reform effort for multi-employer pension plans. The PPA further defined the funding rules for defined benefit pension plans and instituted certain requirements that were designed to identify and address financial problems associated with such plans. The PPA of 2006 created new funding classifications for multi-employer pension plans. Under the PPA, plans are classified as one of the following four colors based on the plan’s financial status;

Green (Safe):	A plan is generally in “safe” status if it is more than 80% funded.

Yellow (Endangered):	A plan is generally in “endangered” status if its funded percentage is less than 80%, or if it has an accumulated funding deficiency for the current plan year or is projected to have an accumulated funding deficiency for any of the next six plan years.

Orange (Seriously Endangered):	A “seriously endangered” plan generally has a funded percentage of 70% or less.

Red (Critical):	A plan is generally in “critical” status if its funded percentage is less than 65% and it is not projected to improve its funded percentage over the next seven years; or, if a funding deficiency in excess of specified amounts is expected in the foreseeable future.

A multi-employer plan that is so underfunded as to be in “endangered” or “critical” status is required to adopt a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), which, among other actions, could include decreased benefits and increased contributions. These actions are intended to improve their funding status over a period of years. If a pension fund is in critical status, a participating employer must pay an automatic surcharge in addition to contributions otherwise required under the collective bargaining agreement (“CBA”). With some exceptions, the surcharge is equal to 5% of required contributions for the initial critical year, and 10% for each succeeding plan year in which the plan remains in critical status. The surcharge ceases on the effective date of a CBA (or other agreement) that includes contribution and benefit terms consistent with the rehabilitation plan.

Required disclosures under ASU-2011-09, on a by-plan basis, include: amounts contributed; if plans are subject to surcharges; expiration date of related CBAs; employer and plan identification number (“EIN/Pension Plan Number”); PPA zone status; if extended amortization provisions, which provide certain plans with extensions of time to amortize pension funding shortfalls, have been utilized; the existence, and status of, any FIPs or RPs; and any plans to which companies have contributed greater than 5% of the plan’s total contributions.

Based upon the information available to the Company from plan administrators as of December 31, 2011, details of significant pension funds for the periods, and as of the dates indicated, are as follows:

	Company Contributions For the Year Ended December 31, (in millions) (e)
Multi-employer Pension Plan	2011		2010		2009		Expiration Date of CBA
Pipeline Industry Pension Fund	$6.1		$10.3		$1.7		05/31/2012
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	4.4		4.9		1.3		01/31/2014
Laborers-Employers Benefit Plan Collection Trust (a)	(a	)	(a	)	1.0		01/31/2014
Operating Engineers Pension Trust Fund	1.2		1.0		—		01/31/2014
Central States, Southeast and Southwest Areas Pension Plan (b)	0.9		0.8		0.1		03/31/2012
Laborers Pension Trust Fund for Northern Nevada	0.8		0.4		(d	)	01/31/2014
New England Electrical Workers Money Purchase Plan and Trust (c)	0.7		0.5		0.4		02/29/2012
Laborers Local Union No. 158 Pension Fund	0.7		0.4		(d	)	01/31/2014
Laborers National Pension Fund	0.5		0.2		(d	)	01/31/2014
Eighth District Electrical Pension Fund	0.5		—		—		02/29/2012
International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware	0.5		0.3		—		01/31/2014
Western Conference of Teamsters Pension Plan	0.4		0.3		—		03/31/2012
West Virginia Laborers Pension Trust Fund	0.4		0.0		(d	)	01/31/2014
Minnesota Laborers Pension Fund	0.3		1.0		(d	)	01/31/2014
International Union of Operating Engineers Local 132 Pension Fund	0.3		0.0		(d	)	01/31/2014
National Electrical Annuity Plan (c)	0.3		0.4		0.0		05/31/2012
International Brotherhood of Electrical Workers Local 1249 Pension Plan	0.3		—		0.0		05/05/2013
Laborers District Council of West Pennsylvania Pension Fund	0.3		0.2		(d	)	01/31/2014
Other funds	2.1		1.9		0.6

Total contributions	$20.7		$22.6		$5.1

(a)	Represents a trust to which one of the Company’s subsidiaries makes contributions on behalf of several multi-employer pension plans. The trust allocates the subsidiary’s contributions to the appropriate plans, of which there were approximately 35 for each of the three years ended December 31, 2011. Details of 2009’s contributions by plan were not available as of December 31, 2011. Contributions to multi-employer pension plans made by this trust on our behalf for each of the two years in the period ended December 31, 2011 are reflected by plan in the table above.
(b)	The Company’s subsidiary that participated in the Central States, Southeast and Southwest Areas Pension Plan voluntarily withdrew from this plan in November 2011. See additional discussion below and in Note 16 – Commitment and Contingencies.
(c)	These plans are defined contribution multi-employer pension plans; therefore, PPA zone status disclosures in table below are not applicable.
(d)	Not available as of December 31, 2011. See (a) above.
(e)	For the plans listed above, the Company is not aware of any current surcharge payments.

Multi-employer Pension Plan	EIN/Pension Plan Number	Pension Protection Act Zone Status				Extended Amortization Utilized	FIP/RP Status Pending/ Implemented
		2011	As of	2010	As of
Pipeline Industry Pension Fund	73-6146433/001	Green	12/31/2010	Green	12/31/2009	No	N/A
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/001	Green	01/31/2011	Yellow	01/31/2010	No	No
Operating Engineers Pension Trust Fund	94-6090764/001	Orange	12/31/2010	Orange	12/31/2009	No	FIP Implemented
Central States, Southeast and Southwest Areas Pension Plan	36-6044243/001	Red	12/31/2010	Red	12/31/2009	No	RP Implemented
Laborers Pension Trust Fund for Northern Nevada	88-01388600/100	Green	05/31/2011	Yellow	05/31/2010	No	(a)
Laborers Local Union No. 158 Pension Fund	23-6580323/001	Green	12/31/2010	Orange	12/31/2009	No	(a)
Laborers National Pension Fund	75-1280827/001	Green	12/31/2010	Green	12/31/2009	No	N/A
Eighth District Electrical Pension Fund	84-6100393/001	Green	03/31/2011	Red	03/31/2010	No	RP Implemented
International Union of Operating Engineers Pension Fund of Eastern Pennsylvania and Delaware	23-6405239/001	Green	12/31/2010	Red	12/31/2009	No	No
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	12/31/2010	Green	12/31/2009	No	N/A
West Virginia Laborers Pension Trust Fund	55-6026775/001	Green	03/31/2011	Green	03/31/2010	No	N/A
Minnesota Laborers Pension Fund	41-6159599/001	Green	11/30/2010	Green	11/30/2009	No	N/A
International Union of Operating Engineers Local 132 Pension Fund	55-6015364/001	Green	03/31/2011	Green	03/31/2010	No	N/A
International Brotherhood of Electrical Workers Local 1249 Pension Plan	15-6035161/001	Red	12/31/2010	Red	12/31/2009	No	RP Implemented
Laborers District Council of West Pennsylvania Pension Fund	25-6135576/001	Red	12/31/2010	(a)	12/31/2009	No	(a)

(a)	Information not available as of December 31, 2011.

The Company paid more than 5% of total plan contributions for the following multi-employer plans for the years indicated:

Multi-employer Pension Plan	Years(s) in which the Company’s Plan Contributions Exceeded 5% of Total Plan Contributions (as of Plan Year-End)
Pipeline Industry Pension Fund	2010
Laborers Local Union No. 158 Pension Fund	2010
International Brotherhood of Electrical Workers Local 769 Management Pension Plan A	2010
Minnesota Teamsters Construction Division Pension Plan	2010, 2009
Laborers Pension Fund (Roanoke, Virginia)	2009

The average number of employees covered under multi-employer plans in which the Company participates increased from 2009 to 2011 due to the acquisitions of Precision and EC Source. See Note 3 – Acquisitions and Other Investments. In addition, the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with those projects. Total contributions to multi-employer pension plans, and the related number of employees covered by these plans, for the periods indicated ranged as follows (dollars in millions):

Year Ended December 31,	Contributions to MEPPs	Number of Employees
		Low	High
2011	$20.7	308	1,538
2010	$22.6	254	1,111
2009	$5.1	66	1,409

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a withdrawal liability of $6.4 million. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status. The Company currently does not have plans to withdraw from any other multi-employer pension plan as of December 31, 2011.

See Note 16 – Commitments and Contingencies for additional information.

Note 13 – Common Stock Activity

Treasury Stock

During the fourth quarter of 2011, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of MasTec common stock under a stock repurchase program. During the year ended 2011, the Company repurchased 4,593,663 shares of MasTec common stock at an average price of $16.33 per share. Under the share repurchase program, the Company may repurchase shares from time to time in open market transactions or in privately-negotiated transactions in accordance with applicable federal securities laws. The timing and the amount of any repurchases will be determined based on the Company’s evaluation of market conditions, share price and other factors. The stock repurchase program expires one year from the date of authorization and may be modified or suspended at any time, at the Company’s discretion. Stock repurchases will be funded with available cash or with availability under the Credit Facility.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements, including those resulting from the exercise of stock options, vesting of restricted stock awards and/or other share issuance requirements.

A summary of common stock and treasury stock activity for the periods indicated is as follows:

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2009	75,954,004	—

Shares issued for stock options	231,599
Shares issued for restricted stock	96,426
Other shares issued	58,160
Shares issued for acquisition	1,875,000

Balance as of December 31, 2010	78,215,189	—

Shares issued for stock options	1,132,396
Shares issued for restricted stock	613,198
Other shares issued	72,102
Shares issued for acquisition	5,129,642
Common stock repurchases	(4,593,663)	4,593,663

Balance as of December 31, 2011	80,568,864	4,593,663

Note 14 - Income Taxes

The provision for income taxes for the periods indicated consists of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$26.4	$3.3	$1.1
Foreign	0.1	—	—
State and local	1.3	3.3	1.0

	$27.8	$6.6	$2.1

Deferred:
Federal	$36.3	$54.7	$5.5
Foreign	(1.7)	—	—
State and local, net of valuation provisions	5.7	2.3	0.8

	$40.3	$57.0	$6.3

Provision for income taxes	$68.1	$63.6	$8.4

Effective income tax rate	39.1%	41.3%	10.6%

The tax effects of significant items comprising the Company’s net deferred tax liability as of the dates indicated are as follows (in millions):

	2011	2010
Deferred tax assets:
Accrued self insurance	$16.3	$14.1
Compensation and benefits	12.3	9.6
Operating loss carryforward	11.5	12.8
Tax credit carryforward	—	1.4
Property and equipment	7.2	1.0
Bad debts	2.5	2.8
Other	9.0	7.6
Valuation allowance	(2.8)	(5.6)

Total deferred tax assets	$56.0	$43.7

Deferred tax liabilities:
Property and equipment	$61.5	$35.6
Goodwill	34.6	24.7
Other intangible assets	34.3	20.7
Gain on remeasurement of equity investee	11.1	—
Accounts receivable retainage	11.6	6.7
Other	14.9	6.5

Total deferred tax liabilities	$168.0	$94.2

Net deferred tax liabilities	$(112.0)	$(50.5)

Total net current and noncurrent deferred tax balances included in the Company’s consolidated balance sheets as of the dates indicated are as follows (in millions):

	2011	2010
Net current deferred tax assets	$10.6	$12.0
Net noncurrent deferred tax liabilities	(122.6)	(62.5)

Net deferred tax liabilities	$(112.0)	$(50.5)

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2011 and 2010, valuation allowances of $2.8 million and $5.6 million have been recorded, respectively, relating primarily to foreign net operating loss carryforwards.

The Company has certain federal, state and foreign net operating loss carryforwards, the tax effect of which was approximately $11.5 million as of December 31, 2011. The federal net operating loss carryforwards, the tax effect of which is approximately $2.5 million as of December 31, 2011, begin to expire in 2029. The state net operating loss carryforwards, the tax effect of which is approximately $4.1 million as of December 31, 2011, may be carried forward between 5 and 20 years, depending on the jurisdiction. The tax effect of the Company’s foreign net operating loss carryforwards is approximately $4.5 million as of December 31, 2011. These foreign net operating loss carryforwards are primarily related to the Company’s Canadian operations and begin to expire in 2014.

As of December 31, 2011, the Company has not made a provision for U.S. income taxes on unremitted foreign earnings because such earnings are intended to be indefinitely reinvested outside the U.S. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and certain other circumstances.

A reconciliation of U.S. statutory federal income tax rate related to pretax income from continuing operations to the effective tax rate for the years ended December 31 is as follows:

	2011	2010	2009
U.S. statutory federal rate applied to pretax income	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.4	3.2	4.1
Foreign tax rate differential	0.2	0.1	0.1
Non-deductible expenses	1.7	2.9	1.5
Change in state tax rate	0.2	(0.8)	0.5
Domestic production activities deduction	(0.9)	(0.1)	—
Other	(0.0)	0.9	0.1
Change in valuation allowance for deferred tax assets	(0.5)	0.1	(30.7)

Effective income tax rate	39.1%	41.3%	10.6%

An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements. Management believes that the Company has not taken material tax positions that would be deemed to be “uncertain,” therefore, the Company has not established a liability for uncertain positions for the year ended December 31, 2011.

Note 15 - Operations by Geographic Areas and Segments

MasTec provides services to its customers in the communications, utilities and government industries. These services are provided by MasTec’s various subsidiaries, and all of the Company’s subsidiaries have been aggregated into one reportable segment due to their similar economic characteristics, processes, service offerings and customers.

Customer revenue by industry for the periods indicated is as follows (in millions):

	Year Ended December 31,
	2011		2010		2009
Communications	$1,625.0	54%	$1,221.5	53%	$950.6	59%
Utilities	1,339.3	45%	1,046.8	45%	596.0	36%
Government	44.7	1%	39.7	2%	76.9	5%

	$3,009.0	100%	$2,308.0	100%	$1,623.5	100%

The Company had approximately 380 customers as of December 31, 2011, which included some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Foreign Operations. In April 2011, the Company expanded its foreign operations through its acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. The Company also has foreign operations in parts of Latin America and the Caribbean. For each of the years in the three-year period ended December 31, 2011, revenues of $91.4 million, $3.4 million and $6.2 million, respectively, were derived from foreign operations. In addition, the Company held property and equipment in foreign countries of $12.7 million and $1.4 million, respectively, as of December 31, 2011 and 2010.

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

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $389 million as of December 31, 2011). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The U.S. government responded and provided publicly available records but declined to execute the request to seize assets. The investigative court could, however, issue another order in the future. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. In addition, MasTec will vigorously defend against any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of potential loss to MasTec, if any, relating to this matter cannot presently be determined, and therefore, no loss accrual has been recorded.

In addition, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Resolved Litigation

MasTec provided telecommunication infrastructure services to Adesta Communications, Inc. (“Adesta”) in 2000 and 2001. Adesta filed for bankruptcy in 2001. Adesta’s bankruptcy trustee sold Adesta’s assets in the bankruptcy trust. MasTec received a distribution from that trust of $1.3 million during 2011, thereby completing the matter.

As previously disclosed, in July 2008, the Company filed a claim in arbitration against its investment advisor (“Investment Advisor”) with the Financial Industry Regulatory Authority, Inc. (“FINRA”) for negligence, unsuitability, negligent supervision, negligent misrepresentations and omissions of material fact, breach of fiduciary duty, breach of contract and violations of state securities laws in connection with the sale by the Investment Advisor to the Company of certain auction rate securities, in the aggregate principal amount of $33.7 million. The Company sought, among other relief, rescission of the purchase of the auction rate securities and the Investment Advisors denied the Company’s claims. The matter was settled in October 2009 with a mutual release from liability, the Investment Advisor paying the Company $7 million, before legal expenses, which was recorded in other income, and the Company keeping the auction rate securities.

Other Commitments and Contingencies

Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. See Note 10 – Lease Obligations.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit, primarily for its insurance carriers and surety bond providers, and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of December 31, 2011 and 2010, the Company had $90.0 million and $85.8 million, respectively, of standby letters of credit issued under its Credit Facility. The Company is not aware of any material claims relating to outstanding letters of credit as of December 31, 2011 or 2010.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2011, the estimated cost to complete projects secured by the Company’s $905.7 million in performance and payment bonds was $330.0 million. As of December 31, 2010, the estimated cost to complete projects secured by the Company’s $520.0 million in performance and payment bonds was $93.9 million.

Included in the outstanding performance and payment bonds as of December 31, 2011 and 2010 was approximately $3.0 million relating to the projects and assets of the state Department of Transportation business sold by the Company in 2007. In connection with the sale of these assets, MasTec remained contingently liable for certain obligations, including liabilities associated with claims on these performance and payment bonds. The buyer of the Department of Transportation related projects and assets filed for bankruptcy protection in October 2009, which increased the likelihood that MasTec could be required to assume certain obligations associated with these projects. As of December 31, 2011, the Company had completed the work associated with these projects, and does not believe that it has any further obligations thereunder.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of December 31, 2011 and 2010, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $39.1 million and $36.3 million, respectively, of which $22.3 million and $22.9 million, respectively, was reflected within non-current other liabilities.

MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of both December 31, 2011 and 2010 was $1.4 million.

The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. As of December 31, 2011 and 2010, these letters of credit amounted to $51.4 million and $59.5 million, respectively. A portion of these letters of credit were collateralized by $18.0 million of restricted cash as of December 31, 2010. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $2.0 million and $2.2 million, respectively, as of December 31, 2011 and 2010. Outstanding surety bonds related to self-insurance programs amounted to $7.1 million and $4.6 million, respectively, as of December 31, 2011 and 2010.

Employment Agreements. The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of the Company. Upon the occurrence of any of the defined events in the various employment agreements, the Company would be obligated to pay certain amounts to the relevant employees, which vary with the level of the employees’ respective responsibility.

Collective Bargaining Agreements and Multi-Employer Pension Plans. Certain of MasTec’s subsidiaries are party to various collective bargaining agreements with unions representing certain of their employees. The agreements require the subsidiaries party to the agreements to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The multi-employer pension plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. The required amount of future contributions cannot be determined for future periods because the number of union employees employed at any given time, and the plans in which they may participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, subjects employers to substantial liabilities in the event of the employer’s complete or partial withdrawal from, or upon termination of, such plans. Under current law regarding employers who are contributors to multi-employer defined benefit plans, a plan’s termination, an employer’s voluntary withdrawal from, or the mass withdrawal of all contributing employers from, an underfunded multi-employer defined benefit plan requires participating employers to make payments to the plan for their proportionate share of the multi-employer plan’s unfunded vested liabilities. Furthermore, the Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. If plans in which the Company’s subsidiaries participate are in critical status, benefit reductions may apply and/or the Company could be required to make additional contributions if the plans are determined to be underfunded.

Based upon the information available to the Company from plan administrators as of December 31, 2011, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a $6.4 million withdrawal liability based on the date of withdrawal. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status; however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although the Company believes that it legally and effectively withdrew from the plan on November 15, 2011, if the plan were to prevail in its assertion that the Company in fact withdrew after that date, then the amount of withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two year time frame from the point of the Company’s withdrawal, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.

See Note 12 – Other Retirement Plans in the notes to consolidated financial statements for additional details.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of December 31, 2011 and 2010, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Note 17 - Concentrations of Risk

The Company is subject to certain risk factors, including, but not limited to: risks related to seasonality of its business, adverse weather conditions, economic downturns, technological and regulatory changes in the industries it serves; competition within its industry; the nature of its contracts, which do not obligate MasTec’s customers to undertake any infrastructure projects and may be canceled on short notice; collectibility of receivables; acquisition integration and financing; availability of qualified employees; recoverability of goodwill; potential exposures to environmental liabilities; and exposure to multi-employer pension plan liabilities.

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

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	2011	2010	2009
Revenue from top ten customers	71%	72%	72%
Revenue from specific customers:
DIRECTV®	23%	24%	30%
AT&T	23%	20%	16%

In addition, the Company derived 8% of its revenues for the year ended December 31, 2011 from El Paso Corporation.

Note 18 - Related Party Transactions

MasTec purchases, rents and leases equipment used in its business from a number of different vendors on a non-exclusive basis, including Neff Corp. (“Neff”). Juan Carlos Mas, who was the chairman of the Neff Board of Directors through September 30, 2010, is the brother of Jorge Mas, Chairman of MasTec’s Board of Directors, and Jose Mas, MasTec’s Chief Executive Officer. For the nine months ended September 30, 2010, MasTec paid Neff approximately $859,000 for equipment purchases, rentals and leases. For the year ended December 31, 2009, MasTec paid Neff approximately $920,000. MasTec believes the amount paid to Neff is equivalent to the payments that would have been made between unrelated parties for similar transactions acting at arm’s length. As of October 1, 2010, Juan Carlos Mas was no longer serving on the Neff Board of Directors.

MasTec leases a property located in Florida from Irma S. Mas, the mother of Jorge Mas and Jose Mas. For each of the three years ended December 31, 2011, 2010 and 2009, the Company paid lease payments of approximately $48,000 in connection with this property.

MasTec has an arrangement with a customer whereby it leases employees to that customer. During the years ended December 31, 2011, 2010 and 2009, MasTec charged approximately $480,000, $463,000 and $426,000, respectively, to the customer. As of December 31, 2011 and 2010, $860,000 and $887,000 respectively, was included as accounts receivable from this customer. The Company also has an agreement with the same customer whereby the Company provides satellite communication services. For the years ended December 31, 2011, 2010 and 2009, revenues relating to this customer were approximately $1,123,000, $979,000 and $887,000, respectively. Jorge Mas and Jose Mas are minority owners of this customer. As of December 31, 2011 and 2010, approximately $775,000 and $599,000, respectively, is included as trade accounts receivable from this customer.

The Company charters an aircraft from a third party which leases two of its aircraft from entities in which Jorge Mas and Jose Mas have an ownership interest. MasTec paid this unrelated chartering company approximately $66,000, $560,000 and $475,000 during years ended December 31, 2011, 2010 and 2009, respectively.

MasTec has a split dollar agreement with Jorge Mas. Under this agreement, MasTec is the sole owner and beneficiary of each of the policies subject to the agreement and upon the death of the insured or insureds under the applicable policy, MasTec is entitled to receive a portion of the death benefit under such policy equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured or insureds, excluding surrender charges. Upon termination of the agreement, Jorge Mas, or in the case of a second to die policy, the second to die of Jorge Mas and his wife have an option to purchase each policy subject to the agreement for a purchase price equal to the greater of the amounts referenced above. The total maximum face amount of the insurance for all policies subject to the split dollar agreement was capped at $200 million. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. In connection with the split dollar agreements for Jorge Mas, MasTec paid approximately $284,000, $284,000 and $568,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

MasTec also has a deferred bonus agreement with Jorge Mas. Under this agreement, which is triggered upon a change in control of MasTec, the deferred bonus is equal to the sum of the following amounts, determined with respect to each policy subject to the split dollar agreement: the greater of (i) the total premiums paid by MasTec under such policy, or (ii) the then cash value of such policy immediately prior to the change in control, excluding surrender charges.

MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. The split dollar agreement provides that one or more life insurance policies may be subject to the agreement. At this time, however, the only policy subject to the agreement is the one acquired pursuant to the original agreement, which is in an aggregate face amount of $11 million. MasTec is the sole owner and beneficiary of any policy subject to the agreement, and upon the death of the insured, MasTec is entitled to receive a portion of the death benefit equal to the greater of (i) the total premiums paid by MasTec on such policy, or (ii) the then cash value of such policy immediately before the death of the insured, excluding surrender charges. Upon termination of the agreement, Jose Mas has an option to purchase each policy, subject to the agreement for a purchase price equal to the greater of the amounts referenced above. MasTec will make the premium payments until the agreement is terminated, which occurs upon any of the following events: (i) bankruptcy or dissolution of MasTec, or (ii) a change in control of MasTec. For the year ended December 31, 2011, MasTec did not make any payments in connection with the split dollar agreement for Jose Mas. For the years ended December 31, 2010 and 2009, MasTec paid approximately $115,000 and $150,000, respectively.

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

The Company adjusts the value of these life insurance policies each period based on their current cash surrender values. The estimated fair value of these life insurance policies of $7.9 million and $8.3 million as of December 31, 2011 and 2010, respectively, is included in other assets in the consolidated balance sheets.

Note 19 – Quarterly Information (Unaudited)

The following table presents unaudited quarterly operating results for the two years in the period ended December 31, 2011 in thousands, except per share data). The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements and notes thereto. Note that due to rounding differences and changes in the composition of dilutive instruments included in the Company’s diluted share count during the years ended December 31, 2011 and 2010, the sum of the Company’s quarterly earnings per share in a given year may not be the same as the Company’s year to date earnings per share for the same period. See Note 2 – Earnings per Share.

	2011 Quarter Ended				2010 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenue	$618,492	$750,942	$865,313	$774,230	$450,231	$495,113	$631,947	$730,740
Net income attributable to MasTec	$21,106	$44,494	$31,842	$8,559	$7,411	$14,601	$30,006	$38,510

Basic net income per share attributable to MasTec	$0.27	$0.54	$0.38	$0.10	$0.10	$0.19	$0.39	$0.50

Diluted net income per share attributable to MasTec	$0.26	$0.51	$0.36	$0.10	$0.10	$0.18	$0.35	$0.44

During the year ended December 31, 2011, the Company acquired certain businesses. As a result, the quarterly results of 2011 may not be comparable with those of 2010. In addition, the Company recorded a $29.0 million gain on the remeasurement of its equity investment of EC Source in the second quarter of 2011. See Note 3 - Acquisitions and Other Investments for details of acquisition-related activity during the year ended December 31, 2011.

Note 20 – Supplemental Guarantor Financial Information

The Senior Notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company’s Credit Facility or other outstanding indebtedness (the “Guarantors”). The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantors”) do not guarantee Senior Notes, New Notes and Original Notes. The subsidiary guarantees with respect to the Senior Notes, New Notes and Original Notes are subject to release in certain customary circumstances including upon sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the indenture.

The following supplemental financial information sets forth the Condensed Consolidating Balance Sheets and the Condensed Consolidating Statements of Operations and Cash Flows for the Parent Company (MasTec, Inc.), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the information for the Company as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among MasTec, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method for this presentation. Information for periods prior to 2011 is not presented as MasTec, Inc. is a holding company with no independent assets or operations, and the Company’s subsidiaries that did not guarantee the Senior Notes, New Notes and Original Notes were minor in all periods prior to 2011, individually and in the aggregate, as such term is defined under the rules and regulations of the SEC.

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011 (in thousands)

	MasTec, Inc		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$		$764,922	$57,588	$—	$822,510
Property and equipment, net		—	253,929	12,654	—	266,583
Goodwill and other intangible assets, net		—	895,563	30,233	—	925,796
Net investments in and advances to (from) consolidated affiliates		811,966	117,978	(41,830)	(888,114)	—
Other assets		7,119	52,382	6,755	—	66,256

Total assets		$819,085	$2,084,774	$65,400	$(888,114)	$2,081,145

Liabilities and Shareholders’ Equity
Current liabilities		$(15)	$547,813	$32,449	$—	$580,247
Long-term debt		—	460,638	87	—	460,725
Other liabilities		—	207,828	21,138	—	228,966

Total liabilities		$(15)	$1,216,279	$53,674	—	$1,269,938

Total equity		$819,100	$868,495	$11,726	$(888,114)	$811,207

Total liabilities and equity		$819,085	$2,084,774	$65,400	$(888,114)	$2,081,145

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

DECEMBER 31, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$2,895,102	$113,875	$—	$3,008,977
Costs of revenue, excluding depreciation and amortization	—	2,499,018	107,073	—	2,606,091
Depreciation and amortization	—	72,832	2,396	—	75,228
General and administrative expenses	2,530	138,435	7,467	—	148,432
Interest expense, net	—	34,307	116	—	34,423
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—	—	(29,041)
Other (income) expense, net	—	(66)	(117)	—	(183)

Income (loss) before provision for income taxes	$(2,530)	$179,617	$(3,060)	$—	$174,027
Provision (benefit) for income taxes	989	(70,822)	1,778		(68,055)
Equity in income from subsidiaries, net of tax	107,513	—	—	(107,513)	—

Net income (loss)	$105,972	$108,795	$(1,282)	$(107,513)	$105,972
Net loss attributable to non-controlling interests	—	—	(29)	—	(29)

Net income (loss) attributable to MasTec	$105,972	$108,795	$(1,253)	$(107,513)	$106,001

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

DECEMBER 31, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$(939)	$21,729	$(14,964)	$—	$5,826

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(31,236)	(44,716)	(9,443)	—	(85,395)
Capital expenditures	—	(71,615)	(95)	—	(71,710)
Proceeds from sale of assets	—	5,887	340	—	6,227
Proceeds from sales or redemptions of investments	—	4,600	—	—	4,600
Investments in life insurance policies	(284)	—	—	—	(284)

Net cash used in investing activities	$(31,520)	$(105,844)	$(9,198)	$—	$(146,562)

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	—	370,411	—	—	370,411
Repayments of credit facility	—	(310,411)	—	—	(310,411)
Proceeds from other borrowings	—	14,906	—	—	14,906
Repayments of other borrowings	—	(13,956)	—	—	(13,956)
Payments of capital lease obligations	—	(16,422)	(36)	—	(16,458)
Proceeds from stock options exercises and other share-based awards	12,542	—	—	—	12,542
Excess tax benefit from stock-based compensation	—	7,766	—	—	7,766
Purchases of treasury stock	(75,000)	—	—	—	(75,000)
Payments of financing costs	—	(6,589)	—	—	(6,589)
Net financing activities and advances (to) from consolidated affiliates	94,917	(122,573)	27,656	—	—

Net cash (used in) provided by financing activities	$32,459	$(76,868)	$27,620	$—	$(16,789)

Net increase (decrease) in cash and cash equivalents	—	(160,983)	3,458	—	(157,525)
Net effect of currency translation on cash	—	—	201	—	201
Cash and cash equivalents - beginning of period	—	177,223	381	—	177,604

Cash and cash equivalents - end of period	$—	$16,240	$4,040	$—	$20,280

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

In connection with this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

In connection with this annual report on Form 10-K, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s evaluation and the criteria set forth by COSO, our Chief Executive Officer, Chief Financial Officer and management concluded that our internal control over financial reporting was effective as of December 31, 2011.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2011 and has expressed an unqualified opinion thereon.

Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MasTec, Inc.

Coral Gables, Florida

We have audited MasTec, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MasTec, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EC Source Services LLC, Fabcor TargetCo. Ltd., Cam Communications, Inc., Optima Network Services, Inc. and Halsted Communications, Ltd. which were acquired on May 2, 2011, April 1, 2011, April 1, 2011, June 1, 2011 and June 30, 2011, respectively, and are included in the consolidated balance sheet of MasTec, Inc. as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These entities in total constituted 14% of consolidated assets as of December 31, 2011, 9% of consolidated revenues, and 1% of consolidated net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting for these entities because of the timing of the acquisitions which were completed during 2011. Our audit also did not include an evaluation of the internal control over financial reporting of these entities.

In our opinion, MasTec, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MasTec, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Certified Public Accountants
Miami, Florida
February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about directors required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

We have adopted a code of ethics that applies to our principal officer, principal financial officer, principal accounting officer, or persons performing similar functions. We have posted our code of ethics on our website (www.mastec.com) as Appendix E to the MasTec Personal Responsibility Code, and it is available to any shareholder upon request. We intend to post any amendments to, or any waivers from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or any other person performing a similar function, on our website. See also Item 1. “Business – Available Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2011, which include: the MasTec, Inc. 2011 Employee Stock Purchase Plan (the “2011 ESPP”); the 2003 Employee Stock Incentive Plan, as amended; the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended; and individual option agreements. The 2011 ESPP replaced the 1997 Non-Qualified Employee Stock Purchase Plan as of July 1, 2011. Under the 2011 ESPP, 1,000,000 shares of the Company’s common stock are available for purchase at a discount for eligible employees. The 2011 ESPP, 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended were approved by our shareholders. During the year ended December 31, 2011, there were no stock options awarded.

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,445,774	(1)	$10.25	4,380,997	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,445,774			4,380,997

(1)	Represents 1,170,774 shares issuable under the 2003 Employee Stock Incentive Plan, as amended and 275,000 shares issuable under the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended.
(2)	Under the 2003 Employee Stock Incentive Plan, as amended and the Amended and Restated 2003 Stock Incentive Plan for Non-Employees, as amended, 1,821,586 shares and 1,588,573 shares, respectively, remain available for future issuance. Under the 2011 ESPP, 970,838 shares remain available for issuance.

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

The other information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 55 through 97.

	2.	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts.

	3.	Exhibits including those incorporated by reference:

Exhibits	Description

3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.

3.2	Amended and Restated By-laws of MasTec, Inc., amended and restated as of January 22, 2010, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

4.1	Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Current Report on Form 8–K filed with the SEC on February 2, 2007 and incorporated by reference herein.

4.2	Supplemental Indenture dated as of May 2, 2007 among MasTec, Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2007 and incorporated by reference herein.

4.3	Form of 4.0% Senior Convertible Note due 2014 filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.4	Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.5	First Supplemental Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.6	Form of 4.25% Senior Convertible Note due 2014 (incorporated by reference to Exhibit A to the Supplemental Indenture) filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.7	Second Supplemental Indenture, dated November 10, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.8	Form of 4.00% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.9	Third Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.10	Form of 4.25% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Fourth Supplemental Indenture filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.11	Fourth Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

10.1+	Non–Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.2+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2006, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.3+	Amended and Restated 2003 Stock Incentive Plan for Non–Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

10.4+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8–K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.5	Asset Purchase Agreement dated December 30, 2006, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.6+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.7+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.8+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.9+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.10+	MasTec, Inc. Deferred Compensation Plan filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.

10.11	Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.12+	Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009 filed as Exhibit 10.69 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.13+	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.70 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.14+	Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.71 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.15+	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.72 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.16+	Deferred Bonus Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.73 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.17	Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.18+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Ray Harris filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.19+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.20	Purchase Option Agreement dated July 6, 2010, among MasTec, Inc., MasTec North America, Inc., Red Ventures LLC and certain other parties named therein filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 9, 2010 and incorporated by reference herein.

10.21	Asset Purchase Agreement as amended through December 24, 2010, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays Filed as Exhibit 10.43 to our Annual Report in Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.23+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to Schedule 14A filed with the SEC on March 23, 2011.

10.24	Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.25	Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent, and the lenders party thereto filed as Exhibit 10.1 to our Current Report on form 8-K filed with the SEC on June 1, 2011 and incorporated herein by reference.

10.26+	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.27+	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference

10.28+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.29*++	Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto.

10.30

Consolidated, Amended and Restated Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.31	Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.32	Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.33	Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011 filed on Form 8-K as Exhibit 10.1 with the SEC on September 9, 2011.

21*	Subsidiaries of MasTec, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Valuation Firm.

31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
*	Filed herewith.
+	Management contract or compensation plan arrangement.
++	Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

MASTEC, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charges		(Deductions)		Balance at End of Period
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$8.5	$2.0	(1)	$(2.8	) (3)	$7.7
Unrealized losses on securities available for sale	0.8	0.7	(2)	(0.5	) (4)	1.0
Valuation allowance for deferred tax assets	5.6	0.4	(5)	(3.2	) (8)	2.8

Total	$14.9	$3.1		$(6.5)		$11.5

Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10.3	$2.9	(1)	$(4.7	) (3)	$8.5
Unrealized losses on securities available for sale	3.0	—		(2.2	) (6)	0.8
Valuation allowance for deferred tax assets	5.4	0.2	(5)	—		5.6

Total	$18.7	$3.1		$(6.9)		$14.9

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$11.6	$2.4	(1)	$(3.7	) (3)	$10.3
Unrealized losses on securities available for sale	13.1	—		(10.1	) (7)	3.0
Valuation allowance for deferred tax assets	24.2	—		(18.8	) (8)	5.4

Total	$48.9	$2.4		$(32.6)		$18.7

(1)	Provision for doubtful accounts.
(2)	Unrealized losses and reductions to unrealized gains recorded in other comprehensive income.
(3)	Write-offs and reversals of uncollectible accounts.
(4)	Represents reversal of unrealized losses upon redemption of security.
(5)	Increase in the foreign tax loss carryforward.
(6)	Represents $1.2 million of credit and other losses recognized in earnings, $0.9 million of reversal of unrealized losses upon sale of securities and $0.1 million, net, of unrealized gains recognized in other comprehensive income.
(7)	Represents $4.0 million of unrealized gains recorded in other comprehensive income, and $6.1 million of credit losses recognized in earnings.
(8)	Decrease in valuation allowance for deferred tax assets is due primarily to the utilization of tax loss carryforwards and other tax benefits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 29, 2012.

MASTEC, INC.

/s/ JOSE R. MAS
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. ROBERT CAMPBELL
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012.

/s/ JORGE MAS Jorge Mas	Chairman of the Board of Directors

/s/ JOSE R. MAS Jose R. Mas	Chief Executive Officer and Director (Principal Executive Officer)

/s/ C. ROBERT CAMPBELL C. Robert Campbell	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ERNST N. CSISZAR Ernst N. Csiszar	Director

/s/ ROBERT J. DWYER Robert J. Dwyer	Director

/s/ FRANK E. JAUMOT Frank E. Jaumot	Director

/s/ JULIA L. JOHNSON Julia L. Johnson	Director

/s/ JOSE S. SORZANO Jose S. Sorzano	Director

/s/ JOHN VAN HEUVELEN John Van Heuvelen	Director

Exhibit Index

10.29	Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto.

21	Subsidiaries of MasTec, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Valuation Firm.

31.1	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase.