Form 10-Q
period 2012-03-31
MASTEC INC
filed 2012-05-03
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, MasTec, Inc. had 80,704,494 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Revenue	$778,476	$618,492
Costs of revenue, excluding depreciation and amortization	684,657	528,553
Depreciation and amortization	20,954	15,109
General and administrative expenses	40,809	32,499
Interest expense, net	8,992	7,912
Other income, net	(454)	(165)

Income before provision for income taxes	$23,518	$34,584
Provision for income taxes	(9,348)	(13,488)

Net income	$14,170	$21,096

Net loss attributable to non-controlling interests	(2)	(10)

Net income attributable to MasTec, Inc.	$14,172	$21,106

Earnings per share (See Note 2 - Earnings Per Share):

Basic earnings per share	$0.18	$0.27

Basic weighted average common shares outstanding	80,615	78,426

Diluted earnings per share	$0.17	$0.26

Diluted weighted average common shares outstanding	83,906	83,633

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$14,170	$21,096
Foreign currency translation adjustment	1,123	32
Unrealized gain (loss) on available for sale securities:
Unrealized gain (loss) on available for sale securities	416	(46)
Less: Reclassification adjustment for sale of securities included in net income	—	—
Less: Benefit from (provision for) income taxes	(170)	15

Net unrealized gain (loss) on available for sale securities, net of tax	246	(31)

Comprehensive income	$15,539	$21,097

Comprehensive income (loss) attributable to noncontrolling interests	(2)	(10)

Comprehensive income attributable to MasTec, Inc.	$15,541	$21,107

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$20,131	$20,280
Accounts receivable, net of allowance	667,064	664,629
Inventories	100,827	88,992
Deferred tax assets, net	1,337	10,596
Prepaid expenses and deposits	23,146	22,078
Other current assets	11,223	15,935

Total current assets	$823,728	$822,510

Property and equipment, net	264,968	266,583
Goodwill	810,586	807,850
Other intangible assets, net	115,107	117,946
Securities available for sale	13,981	13,565
Other assets	41,922	52,691

Total assets	$2,070,292	$2,081,145

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$34,440	$34,191
Accounts payable	327,286	306,996
Accrued salaries and wages	40,439	38,136
Accrued taxes payable	1,082	5,747
Accrued insurance	17,193	19,306
Other accrued expenses	14,071	11,934
Acquisition-related contingent consideration, current	17,774	21,833
Billings in excess of costs and earnings	95,407	109,723
Other current liabilities	30,899	32,381

Total current liabilities	$578,591	$580,247

Acquisition-related contingent consideration	75,517	74,563
Long-term debt	426,838	460,725
Deferred tax liabilities, net	123,767	122,614
Other liabilities	36,526	31,789

Total liabilities	$1,241,239	$1,269,938

Commitments and contingencies (See Note 13)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares - 5,000,000; issued and outstanding shares - none	$—	$—
Common stock, $0.10 par value; authorized shares - 145,000,000; issued shares - 85,284,380 and 85,162,527 as of March 31, 2012 and December 31, 2011, respectively	8,526	8,516
Capital surplus	794,393	792,096
Accumulated surplus	107,661	93,489
Accumulated other comprehensive loss	(6,577)	(7,946)
Treasury stock, at cost; shares as of March 31, 2012 and December 31, 2011 - 4,593,663	(75,000)	(75,000)

Total MasTec, Inc. shareholders’ equity	829,003	811,155
Non-controlling interests	50	52

Total shareholders’ equity	$829,053	$811,207

Total liabilities and shareholders’ equity	$2,070,292	$2,081,145

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$14,170	$21,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,954	15,109
Stock-based compensation expense	993	882
Excess tax benefit from stock-based compensation	(97)	(2,878)
Non-cash interest expense	2,128	1,725
Provision for doubtful accounts	548	510
Loss (gain) on disposal of assets	(324)	118
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(1,724)	42,861
Inventories	216	(8,708)
Deferred tax assets and liabilities, net	10,222	13,589
Other assets, current and non-current portion	1,760	(1,740)
Accounts payable and accrued expenses	7,319	19,322
Billings in excess of costs and earnings	(14,335)	(52,009)
Other liabilities, current and non-current portion	1,615	444

Net cash provided by operating activities	$43,445	$50,321

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(4,498)	(17,474)
Capital expenditures	(14,097)	(14,620)
Proceeds from sale of assets	2,014	1,334
Investments in life insurance policies	—	(360)

Net cash used in investing activities	$(16,581)	$(31,120)

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	166,700	—
Repayments of credit facility	(195,950)	—
Payments of other borrowings	(5,323)	(2,775)
Proceeds from (repayments of) bank overdrafts	10,433	—
Payments of capital lease obligations	(4,185)	(4,500)
Proceeds from stock option exercises and other share-based awards	1,218	6,551
Excess tax benefit from stock-based compensation	97	2,878
Payments of financing costs	(52)	(1,000)

Net cash (used in) provided by financing activities	$(27,062)	$1,154

Net increase in cash and cash equivalents	(198)	20,355
Net effect of currency translation on cash	49	32
Cash and cash equivalents - beginning of period	20,280	177,604

Cash and cash equivalents - end of period	$20,131	$197,991

Supplemental cash flow information:
Interest paid	$6,423	$6,999
Income taxes paid, net of refunds	$1,884	$955
Supplemental disclosure of noncash information:
Equipment acquired under capital lease	$3,914	$1,774
Conversion of leases from operating to capital	$—	$23,366
Exchange of senior convertible notes	$—	$202,322
Receipt of inventory prepaid in prior year	$12,050	$—

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2011 contained in the Company’s most recent Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within shareholders’ equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the consolidated balance sheets. Income or loss from these investments is recorded in other income or expense, net, in the consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

Except for adoption of the accounting pronouncements discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04, which the Company adopted as of January 1, 2012, is effective prospectively for interim and annual periods beginning after December 15, 2011. See fair value disclosures in Note 5 - Fair Value of Financial Instruments.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers those provisions in ASU 2011-05 relating to the presentation of reclassification adjustments. ASU 2011-12 reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before ASU 2011-05. The remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. ASU 2011-12, which the Company adopted as of January 1, 2012, is effective for reporting periods beginning after December 15, 2011. See the condensed unaudited consolidated statements of comprehensive income for related disclosures.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to MasTec’s common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed on the basis of fully diluted shares and earnings, which includes the effect of potentially dilutive issuances of common shares. Potentially dilutive common shares include outstanding stock options and unvested restricted share awards, as calculated under the treasury stock method, as well as shares associated with the Company’s outstanding convertible securities.

The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts):

	Three Months Ended
	2012	2011
Basic
Net income attributable to MasTec	$14,172	$21,106
Weighted average shares outstanding	80,615	78,426

Basic earnings per share attributable to MasTec	$0.18	$0.27

Diluted
Net income:
Basic net income attributable to MasTec	$14,172	$21,106
Interest expense on Original 4.0% Notes, net of tax	58	154
Interest expense on Original 4.25% Notes, net of tax	20	95

Diluted net income attributable to MasTec	$14,250	$21,355

Shares:
Basic weighted average shares outstanding	80,615	78,426
Dilutive common stock equivalents	818	1,408
Dilutive premium shares, New 4.0% Notes	809	576
Dilutive premium shares, New 4.25% Notes	858	640
Dilutive shares, Original 4.0% Notes	612	1,623
Dilutive shares, Original 4.25% Notes	194	960

Diluted weighted average shares outstanding	83,906	83,633

Diluted earnings per share attributable to MasTec	$0.17	$0.26

A total of 10,962 and 40,875 weighted average anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations for the three months ended March 31, 2012 and 2011, respectively.

During the fourth quarter of 2011, the Company’s Board of Directors authorized a share repurchase plan, under which the Company repurchased 4.6 million shares of common stock for $75.0 million during the year ended December 31, 2011. The repurchased shares are held in the Company’s treasury. There were no share repurchases during the first quarter of 2012. An additional $75.0 million is available for share repurchases as of March 31, 2012 under this plan.

Senior Convertible Notes

The Company had convertible notes outstanding during both of the three months ended March 31, 2012 and 2011. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes (the “Original 4.0% Notes”) and $97.0 million of its original 4.25% senior convertible notes (the “Original 4.25% Notes” and, together with the Original 4.0% Notes, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the Original Notes, except that the New Notes have an optional physical (common share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the New Notes, totaling approximately 13.0 million shares, are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share for the corresponding period exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).

The number of common shares issuable upon conversion of the Company’s Original Notes is reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect is dilutive. Under the “if-converted” method, net income is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Premium shares associated with the New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price for the corresponding period exceeded the respective conversion prices of the New Notes, beginning with the date of issuance, or the beginning of the period, as applicable.

The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for each period (in millions):

	Three Months Ended March 31,
	2012	2011
Dilutive:
New 4.0% Notes (1)	$105.3	$105.3
New 4.25% Notes (1)	97.0	97.0
Original 4.0% Notes (2)	9.7	9.7
Original 4.25% Notes (2)	3.0	3.0

Total principal amount, dilutive outstanding convertible notes	$215.0	$215.0

(1)	Diluted shares associated with the New Notes are attributable to the premium over the respective conversion prices.
(2)	Diluted shares associated with the Original Notes are attributable to the underlying principal amounts.

The Company’s average stock price for the quarter ended March 31, 2012 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and For the Three Months Ended March 31, 2012		As of and For the Three Months Ended March 31, 2011
	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes
Principal amount	$105,322	$97,000	$105,322	$97,000
Conversion price per share	$15.76	$15.48	$15.76	$15.48

Number of conversion shares, principal amount	6,683	6,268	6,683	6,268

Weighted average actual per share price	$17.93	$17.93	$17.63	$17.51

Excess over principal amount	$14,512	$15,390	$12,490	$12,768

Weighted average equivalent premium shares	809	858	576	640

Note 3 – Acquisitions and Other Investments

Allocations of purchase price for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired and are subject to adjustment upon finalization of the fair value estimates. During the second quarter of 2011, the Company acquired certain businesses, as discussed below and in Note 3 – Acquisitions and Other Investments of the Company’s financial statements included in Form 10-K for the year ended December 31, 2011. As of March 31, 2012, the purchase prices, including the estimated fair value of contingent consideration and related purchase price allocations for businesses acquired by the Company during 2011, were preliminary. The Company will revise its preliminary allocations if new information is obtained about the facts and circumstances existing as of the date of acquisition, which, if originally known, would have resulted in the recognition of, or adjusted fair values of, those assets and liabilities as of that date. Adjustments to the initial allocation of purchase price during the measurement period may require revision of comparative prior period financial information when reissued in subsequent financial statements. The effect of measurement period adjustments to the allocation of purchase price would be as if the adjustments had been taken into account on the date of acquisition. The effects of measurement period adjustments may cause changes in depreciation, amortization, or other income or expense recognized in prior periods. All changes that do not qualify as measurement period adjustments are included in current period earnings. There were no material adjustments to the purchase price allocations of these acquisitions during the first quarter of 2012.

EC Source

In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock and a five year earn-out, valued at $25.0 million as of the date of acquisition. In addition, we assumed $8.6 million of debt, which relates primarily to equipment loans payable to the former owner of EC Source. The fair value of the 33% equity investment in EC Source was estimated to be $39.6 million immediately before the closing of the merger, resulting in a gain on remeasurement of $29.0 million, which was reflected as a component of other income in the Company’s results of operations for 2011.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed as of date of acquisition (in millions). The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, as of March 31, 2012 is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets and net working capital, as prescribed by the purchase agreement.

Preliminary purchase price consideration:
Shares transferred	$94.2
Cash	0.3
Fair value of contingent consideration (earn-out liability)	25.0

Total	$119.5

Fair value of equity investment	39.6

Fair value of total consideration	$159.1

Preliminary purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$21.0
Property and equipment	10.1
Pre-qualifications	31.3
Backlog	11.0
Non-compete agreements	1.5
Current liabilities	(13.4)
Debt	(8.6)
Deferred income taxes	(14.5)

Total identifiable net assets	$38.4

Goodwill	$120.7

Total consideration allocated	$159.1

EC Source’s earnings have been consolidated as of the effective date of the acquisition, May 2, 2011. Prior to the effective date of the acquisition, the Company’s investment in EC Source was accounted for under the equity method of accounting.

Fabcor

Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor TargetCo Ltd. (“Fabcor Parent” and, together with its wholly-owned Canadian subsidiaries, Fabcor 2001, Inc. and Fabcor Pipelines B.C. Inc., “Fabcor”) for an aggregate purchase price composed of approximately $22.8 million in cash and a five year earn-out, valued at $16.9 million as of the date of acquisition. In addition, we assumed $7.0 million of debt, which was repaid immediately.

The following table summarizes the estimated fair value of consideration paid and the preliminary allocation of the purchase price as of the date of acquisition (in millions). The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated value of the earn-out obligation and the estimated useful lives of acquired assets, as of March 31, 2012 is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets, net working capital and tangible net worth, as prescribed by the purchase agreement.

Preliminary purchase price consideration:
Cash	$22.8
Fair value of contingent consideration (earn-out liability)	16.9

Total consideration	$39.7

Preliminary purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$24.3
Property and equipment	12.8
Trade names	0.7
Non-compete agreements	0.1
Customer relationships	3.1
Backlog	0.4
Current liabilities	(24.1)
Deferred income taxes and other liabilities	(4.3)

Total identifiable net assets	$13.0

Goodwill	$26.7

Total consideration allocated	$39.7

Fabcor’s earnings have been consolidated as of the effective date of the acquisition, April 1, 2011.

Revenues of $120.3 million and net income of $8.4 million resulting from the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the three months ended March 31, 2012.

Other Investments

Through a 60%-owned consolidated subsidiary, MasTec has a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%). This investment is accounted for under the equity method of accounting. MasTec performed construction services for this investee and recognized revenue of approximately $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, receivables of approximately $6.8 million and $6.7 million, respectively, were outstanding, of which $4.8 million and $4.3 million, respectively, are classified as long term.

The Company has certain other cost and equity method investments. None of these investments was material individually or in the aggregate as of December 31, 2011. No impairment charges related to these investments were recorded during the three months ended March 31, 2012 or 2011.

Note 4 - Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets as of the dates indicated (in millions):

	March 31, 2012	December 31, 2011
Amortizing intangible assets: (1)
Gross carrying amount	$92.7	$97.6
Less: accumulated amortization	(50.8)	(52.9)

Amortizing intangible assets, net	$41.9	$44.7

Non-amortizing intangible assets:
Trade names	35.3	35.3
Pre-qualifications	31.3	31.3
Other	6.6	6.6

Non-amortizing intangible assets	$73.2	$73.2

Goodwill	$810.6	$807.9

Goodwill and other intangible assets	$925.7	$925.8

(1)	Consists principally of customer relationships, trade names and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets from December 31, 2011 to March 31, 2012 (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance at December 31, 2011	$807.9	$73.2	$44.7	$925.8

Accruals of acquisition-related contingent consideration	2.6	—	—	2.6
Amortization expense	—	—	(2.8)	(2.8)
Other	0.1	—	—	0.1

Balance at March 31, 2012	$810.6	$73.2	$41.9	$925.7

Note 5 – Fair Value of Financial Instruments

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

Level 1 -	Quoted market prices in active markets for identical assets or liabilities.

Level 2 -	Observable market based inputs or other observable inputs.

Level 3 -	Significant unobservable inputs that cannot be corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Carrying amounts and estimated fair values of financial instruments as of the dates indicated were as follows (in millions):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$8.4	$8.4	$7.9	$7.9
Auction rate securities	14.0	14.0	13.6	13.6

Liabilities
Acquisition-related contingent consideration	$79.2	$79.2	$79.2	$79.2
7.625% senior notes	150.0	155.6	150.0	156.4
Original 4.0% Notes	9.7	13.5	9.7	12.5
Original 4.25% Notes	3.0	4.1	3.0	4.0
New 4.0% Notes	98.9	99.9	98.2	99.4
New 4.25% Notes	90.5	91.5	89.9	91.1

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

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses that closed after December 15, 2008. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions, and is evaluated on an ongoing basis.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2012, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$8.4	$8.4	—	—
Auction rate securities	$14.0	—	—	$14.0

Liabilities
Acquisition-related contingent consideration	$79.2	—	—	$79.2

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash surrender value of life insurance policies	$7.9	$7.9	—	—
Auction rate securities	$13.6	—	—	$13.6

Liabilities
Acquisition-related contingent consideration	$79.2	—	—	$79.2

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs as of the dates indicated (in millions).

	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets
Balances at December 31, 2010	$16.4	$2.6	$19.0
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses)/gains included in other comprehensive income	(0.1)	0.1	—

Balances at March 31, 2011	$16.3	$2.7	$19.0

Balances at December 31, 2011	$11.9	$1.7	$13.6
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses)/gains included in other comprehensive income	0.1	0.3	0.4

Balances at March 31, 2012	$12.0	$2.0	$14.0

	Contingent Consideration
Liabilities
Balances at December 31, 2010	$45.0
Changes in fair value recorded in earnings	—
Payments of contingent consideration	—

Balances at March 31, 2011	$45.0

Balances at December 31, 2011	$79.2
Changes in fair value recorded in earnings	—
Payments of contingent consideration	—

Balances at March 31, 2012	$79.2

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long-lived assets, which are initially measured at fair value and are subsequently remeasured in the event of an impairment or other measurement event, if applicable. The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2012.

Note 6 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The actual net default rate as of March 31, 2012 was estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.

Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of March 31, 2012 or December 31, 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
As of March 31, 2012	AAA	CCC	Total
Student loans	$12.0	$—	$12.0
Structured finance securities	—	2.0	2.0

Total auction rate securities	$12.0	$2.0	$14.0

	Underlying Credit Rating (1)
As of December 31, 2011	AAA	CCC	Total
Student loans	$11.9	$—	$11.9
Structured finance securities	—	1.7	1.7

Total auction rate securities	$11.9	$1.7	$13.6

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of March 31, 2012, the yields on the Company’s auction-rate securities ranged from 1.70% to 2.75%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents. The issuers have been making interest payments when due.

Auction Rate Securities – Other Than Temporary Losses

If unrealized losses on investments in securities are believed to be other-than-temporary, an impairment charge is recorded. There were no other than temporary charges recognized for the three months ended March 31, 2012 or 2011. The Company’s structured finance security, for which cumulative credit losses of $3.3 million have been recognized, had a par value of $5.0 million and a cost basis of $1.7 million as of March 31, 2012.

Auction Rate Securities – Reconciliation of Cost Basis to Fair Value

The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated were as follows (in millions):

	March 31, 2012
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(0.9)	$12.0
Auction rate securities – structured finance securities	1.7	0.3	2.0

Total auction rate securities	$14.6	$(0.6)	$14.0

	December 31, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.0)	$11.9
Auction rate securities – structured finance securities	1.7	—	1.7

Total auction rate securities	$14.6	$(1.0)	$13.6

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Cumulative adjustments to the cost basis of securities held as of both March 31, 2012 and December 31, 2011 totaled $3.3 million. Par value of securities held as of both March 31, 2012 and December 31, 2011 was $17.9 million.

As of March 31, 2012, contractual maturities of the Company’s student loan auction rate securities ranged from 16 to 36 years, and for the structured finance security, 5 years.

Note 7 - Accounts Receivable, Net of Allowance

Accounts receivable, net of allowance, classified as current, consists of the following (in millions):

	March 31, 2011	December 31, 2011
Contract billings	$352.4	$398.8
Retainage	55.0	43.7
Costs and earnings in excess of billings	267.6	229.8

Accounts receivable, gross	$675.0	$672.3

Less allowance for doubtful accounts	(7.9)	(7.7)

Accounts receivable, net	$667.1	$664.6

Retainage, which has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Receivables expected to be collected beyond one year are recorded in other long-term assets. The Company maintains an allowance for doubtful accounts for estimated losses, both for specific customers and as a reserve against other balances, resulting from the inability of customers to make required payments.

The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through September 2016. These receivables have been recorded at their respective net present values, with the non-current portion recorded within other long-term assets. Imputed interest is recognized as interest income as earned. As of March 31, 2012, $6.8 million was outstanding, with $5.0 million recorded in other long-term assets.

Certain of the Company’s international subsidiaries have utilized the factoring of accounts receivable as short-term financing mechanisms. No new factoring transactions were entered into during the first quarter of 2012, and the amount of related receivables outstanding as of March 31, 2012 was not material.

Note 8 – Property and Equipment, Net

Property and equipment, net, including property and equipment held under capital leases, is composed of the following as of the dates indicated (in millions):

	March 31, 2012	December 31, 2011
Land	$4.6	$4.7
Buildings and leasehold improvements	12.5	12.5
Machinery and equipment	397.4	388.2
Office furniture and equipment	80.6	77.1

Total property and equipment	$495.1	$482.5
Less accumulated depreciation	(230.1)	(215.9)

Property and equipment, net	$265.0	$266.6

Depreciation expense for the three months ended March 31, 2012 and 2011 was $18.2 million and $13.2 million, respectively.

Note 9 – Debt

The carrying value of debt is composed of the following as of the dates indicated (in millions):

Description	Maturity Date	March 31, 2012	December 31, 2011
Credit facility	August 22, 2016	$30.8	$60.0
7.625% senior notes	February 1, 2017	150.0	150.0
New 4.0% Notes, $105.3 million principal amount	June 15, 2014	98.9	98.2
New 4.25% Notes, $97.0 million principal amount	December 15, 2014	90.5	89.9
Original 4.0% Notes	June 15, 2014	9.7	9.7
Original 4.25% Notes	December 15, 2014	3.0	3.0
3.5267% equipment term loan	In installments through November 1, 2013	7.1	8.3
Capital lease obligations, weighted average interest rate of 3.7%	In installments through 2017	40.3	40.6
Notes payable for equipment, weighted average interest rate of 3.5%	In installments through 2015	30.9	35.2

Total debt		$461.2	$494.9
Less current maturities		(34.4)	(34.2)

Long-term debt		$426.8	$460.7

Credit Facility

As of March 31, 2012, the Company had outstanding under its credit facility, also referred to as the “Credit Facility”, revolving loans of $30.8 million and approximately $92.0 million of letters of credit. The remaining $477.2 million of Credit Facility borrowing capacity was available in its entirety for revolving loans or up to $258.0 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2012, interest on outstanding revolving loans accrued at a rate of approximately 3.60% per annum, and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued. The unused facility fee as of March 31, 2012 was 0.35%.

Senior Convertible Notes

During the first quarter of 2011, the Company exchanged $105.3 million of its Original 4.0% Notes and $97.0 million of its Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes. The Company has divided the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. The resulting total debt discount of $17.4 million for the New Notes will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the term of the New Notes above their 4.0% and 4.25% cash coupon interest rates to an effective interest rate of 6.73%. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity. The carrying values of the debt and equity components of the New Notes as of March 31, 2012 were as follows (in millions):

	March 31, 2012
	New 4.0% Notes	New 4.25% Notes
Principal amount	$105.3	$97.0
Unamortized debt discount	(6.1)	(6.2)
Unamortized balance of investor fees	(0.3)	(0.3)

Net carrying amount of debt component	$98.9	$90.5

Carrying amount of equity component	$8.9	$8.5

Debt Guarantees and Covenants

The Company’s 7.625% senior notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company’s Credit Facility or other outstanding indebtedness (the “Guarantors”). See supplemental financial information in Note 16 - Supplemental Guarantor Financial Information.

MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of March 31, 2012 and December 31, 2011.

Interest Expense, Net

Details of interest expense, net, for the periods indicated is as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Interest expense:
Contractual interest payments and other interest expense	$7.0	$6.4
Senior convertible note discount and related investor fee accretion	1.2	0.9
Amortization of deferred financing costs	0.9	0.8

Total interest expense	$9.1	$8.1
Interest income	(0.1)	(0.2)

Interest expense, net	$9.0	$7.9

Note 10 – Stock-Based Compensation

The Company has certain stock-based compensation plans that have stock options and restricted share awards outstanding as of March 31, 2012. Under plans currently in effect, there were a total of 4,281,937 shares available for grant as of March 31, 2012. Stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Stock based compensation expense:
Restricted share awards	$1.0	$0.9
Stock options	—	—

Total stock based compensation expense	$1.0	$0.9

Income tax benefit from stock based compensation:
Restricted share awards	$0.4	$1.2
Stock options	0.1	2.0

Total income tax benefit from stock based compensation	$0.5	$3.2

Excess tax benefit from stock based compensation:
Vested restricted shares (1)	$—	$0.9
Stock options exercised (1)	0.1	2.0

Total excess tax benefit from stock based compensation	$0.1	$2.9

(1)	Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

During the first quarter of 2012, the Company granted 81,295 restricted share awards. Total unearned compensation related to restricted share awards as of March 31, 2012 was $7.0 million, which is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value of stock options exercised during the first quarter of 2012 was $0.3 million. Related proceeds totaled $0.1 million.

Note 11 - Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from securities available for sale, and losses from non-controlling interests. See condensed unaudited consolidated statements of comprehensive income for details. Accumulated other comprehensive losses of $6.6 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively, were primarily attributable to unrealized losses on securities available for sale, net of tax, and foreign currency translation losses and/or gains.

Note 12 - Income Taxes

The Company’s consolidated tax rates for the three months ended March 31, 2012 and 2011 were 39.8% and 39.0%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.

Note 13 – Commitments and Contingencies

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

During 2010 and 2011 pursuant to a written contract, the Company provided certain construction services for the City of Marathon in Marathon, Florida. We completed those services in 2011. At the end of 2011, the Company had still not been paid for all of the work performed on the project. In December 2011, the Company filed a lawsuit seeking in excess of $6 million against the City of Marathon for breach of contract and against the City of Marathon’s engineers for professional negligence. The City of Marathon and the engineers filed answers denying liability and claiming that the Company breached the contract. The Company is and will continue to vigorously pursue these claims.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicación S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) relating to Sintel’s 2000 bankruptcy. The union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $400.3 million as of March 31, 2012). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants. In June 2010, the investigative court issued an order for letters rogatory to the United States for assistance in obtaining evidence from and seizing the assets of the MasTec defendants and MasTec. The U.S. government responded and provided publicly available records but declined to execute the request to seize assets. In March 2012, the Audencia Nacional scheduled June 14 and June 15 as the first days of trial during which all of the preliminary trial matters will be heard and decided upon. The remainder of the trial, including the testimony of numerous witnesses has not yet been scheduled. The Audencia Nacional is seeking to join MasTec as a subsidiary liable party but MasTec has not yet been officially served. MasTec believes that the investigative court will attempt service in the United States. MasTec and the MasTec defendants believe the claims are frivolous and are vigorously defending the matter. In addition, MasTec will vigorously defend against any potential liability. Neither MasTec nor Jorge Mas were directly involved in any of the transactions the Spanish prosecutor alleges led to Sintel’s bankruptcy. MasTec’s directors’ and officers’ insurance carrier has agreed to fund legal expenses under a reservation of rights. The amount of potential loss to MasTec, if any, relating to this matter cannot presently be determined, and therefore, no loss accrual has been recorded.

In addition, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it.

Other Commitments and Contingencies

Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, was approximately $39.6 million and $40.9 million for the three months ended March 31, 2012 and 2011, respectively.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of March 31, 2012 and December 31, 2011, the Company had $92.0 million and $90.0 million, respectively, of standby letters of credit issued under its Credit Facility. The Company is not aware of any material claims relating to outstanding letters of credit as of March 31, 2012 and December 31, 2011.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2012, the estimated cost to complete projects secured by the Company’s $915.2 million in performance and payment bonds was $361.9 million. As of December 31, 2011, the estimated cost to complete projects secured by the Company’s $905.7 million in performance and payment bonds was $330.0 million.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of March 31, 2012 and December 31, 2011, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $41.8 million and $39.1 million, respectively, of which $26.6 million and $22.3 million, respectively, was reflected within non-current other liabilities.

MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of March 31, 2012 and December 31, 2011 was $2.0 million and $1.4 million, respectively.

The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. As of March 31, 2012 and December 31, 2011, these letters of credit amounted to $51.4 million. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $2.0 million as of March 31, 2012 and December 31, 2011. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $7.1 million as of both March 31, 2012 and December 31, 2011.

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

Based upon the information available to the Company from plan administrators as of March 31, 2012, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

During the three months ended March 31, 2012 and 2011, total contributions to these plans, and the related number of employees covered by these plans, ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
Three Months Ended March 31,	Low	High
2012	308	1,608	$3.6
2011	767	1,111	$5.7

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a $6.4 million withdrawal liability based on an estimate provided by the plan administrator of such liability as of the date of withdrawal. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status; however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although the Company believes that it legally and effectively withdrew from the plan on November 15, 2011, if the plan were to prevail in its assertion that the Company in fact withdrew after that date, then the amount of withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within a two to three year time frame from the point of the Company’s withdrawal, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of March 31, 2012 and December 31, 2011, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Note 14 – Concentrations of Risk

The Company had approximately 240 customers as of March 31, 2012, which included some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Customer revenue by industry for the periods indicated is as follows (in millions):

	Three Months Ended March 31,
	2012		2011
Communications	$373.7	48%	$346.0	56%
Utilities	394.6	51%	264.4	43%
Government	10.2	1%	8.1	1%

	$778.5	100%	$618.5	100%

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended March 31,
	2012	2011
Revenue from top ten customers	72%	82%

Revenue from specific customers:
DIRECTV®	23%	23%
AT&T	18%	27%

In addition, the Company derived 20% of its revenues for the three months ended March 31, 2011 from El Paso Corporation.

Foreign Operations. In April 2011, the Company expanded its foreign operations through its acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. The Company also has foreign operations in parts of Latin America and the Caribbean. For the three months ended March 31, 2012 and 2011, revenues of $63.2 million and $2.0 million, respectively, were derived from foreign operations. In addition, the Company held property and equipment in foreign countries of $13.2 million and $12.7 million, respectively, as of March 31, 2012 and December 31, 2011.

Note 15 – Related Party Transactions

MasTec has an arrangement with a customer whereby it leases employees to that customer. For the three months ended March 31, 2012 and 2011, MasTec charged approximately $121,000 and $108,000, respectively, to the customer. As of March 31, 2012 and December 31, 2011, $841,000 and $860,000 respectively, was included as accounts receivable from this customer. The Company also has an agreement with the same customer whereby the Company provides satellite communication services. For both of the three months ended March 31, 2012 and 2011, revenues relating to this customer were approximately $345,000. Jorge Mas and Jose Mas are minority owners of this customer. As of March 31, 2012 and December 31, 2011, approximately $852,000 and $775,000, respectively, is included as trade accounts receivable from this customer.

Split Dollar and Deferred Bonus Agreements

MasTec has a split dollar agreement and deferred bonus agreement with Jorge Mas. No payments were made for the three months ended March 31, 2012. MasTec paid approximately $284,000 for the three months ended March 31, 2011 in connection with the split dollar agreements for Jorge Mas. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. For the three months ended March 31, 2012 and 2011, MasTec did not make any payments in connection with the split dollar agreements for Jose Mas.

The Company adjusts the value of these life insurance policies each period based on their current cash surrender values. The estimated fair value of these life insurance policies of $8.4 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.

Note 16 – Supplemental Guarantor Financial Information

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

The following supplemental financial information sets forth the Condensed Consolidating Balance Sheets and the Condensed Consolidating Statements of Operations and Comprehensive Income and Cash Flows for the Parent Company (MasTec, Inc.), the Guarantor Subsidiaries on a combined basis, the Non-Guarantor Subsidiaries on a combined basis and the eliminations necessary to arrive at the information for the Company as reported on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among MasTec, Inc., the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Investments in subsidiaries are accounted for using the equity method for this presentation. Information for the first quarter of 2011 is not presented as MasTec, Inc. is a holding company with no independent assets or operations, and the Company’s subsidiaries that did not guarantee the senior notes, New Notes and Original Notes were minor in the first quarter of 2011, individually and in the aggregate, as such term is defined under the rules and regulations of the SEC.

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEET

March 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$729,665	$94,063	$—	$823,728
Property and equipment, net	—	251,782	13,186	—	264,968
Goodwill and other intangible assets, net	—	895,621	30,072	—	925,693
Net investments in and advances to (from) consolidated affiliates	828,042	142,067	(67,947)	(902,162)	—
Other assets	7,559	40,460	7,884	—	55,903

Total assets	$835,601	$2,059,595	$77,258	$(902,162)	$2,070,292

Liabilities and Shareholders’ Equity
Current liabilities	$21	$541,261	$37,309	$—	$578,591
Long-term debt	—	426,759	79	—	426,838
Other liabilities	—	212,301	23,509	—	235,810

Total liabilities	$21	$1,180,321	$60,897	—	$1,241,239

Total shareholders’ equity	$835,580	$879,274	$16,361	$(902,162)	$829,053

Total liabilities and shareholders’ equity	$835,601	$2,059,595	$77,258	$(902,162)	$2,070,292

CONDENSED UNAUDITED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

March 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$709,062	$69,414	$—	$778,476
Costs of revenue, excluding depreciation and amortization	—	624,637	60,020	—	684,657
Depreciation and amortization	—	20,313	641	—	20,954
General and administrative expenses	108	37,553	3,148	—	40,809
Interest expense, net	—	8,928	64	—	8,992
Other (income) expense, net	—	(469)	15	—	(454)

Income (loss) before provision for income taxes	$(108)	$18,100	$5,526	$—	$23,518
Benefit (provision) for income taxes	44	(7,372)	(2,020)	—	(9,348)
Equity in income from subsidiaries, net of tax	14,234	—	—	(14,234)	—

Net income (loss)	$14,170	$10,728	$3,506	$(14,234)	$14,170
Net loss attributable to non-controlling interests	—	—	(2)	—	(2)

Net income (loss) attributable to MasTec	$14,170	$10,728	$3,508	$(14,234)	$14,172

Comprehensive income (loss)	$14,418	$10,728	$4,627	$(14,234)	$15,539

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

March 31, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$(466)	$63,916	$(20,005)	$—	$43,445

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	—	(4,498)	—	—	(4,498)
Capital expenditures	—	(13,530)	(567)	—	(14,097)
Proceeds from sale of assets	—	2,014	—	—	2,014

Net cash used in investing activities	$—	$(16,014)	$(567)	$—	$(16,581)

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	—	166,700	—	—	166,700
Repayments of credit facility	—	(195,950)	—	—	(195,950)
Repayments of other borrowings	—	(5,323)	—	—	(5,323)
Proceeds from (repayments of) bank overdrafts	—	10,433	—	—	10,433
Payments of capital lease obligations	—	(4,177)	(8)	—	(4,185)
Proceeds from stock options exercises and other share-based awards	1,218	—	—	—	1,218
Excess tax benefit from stock-based compensation	—	97	—	—	97
Payments of financing costs	—	(52)	—	—	(52)
Net financing activities and advances (to) from consolidated affiliates	(752)	(25,371)	26,123	—	—

Net cash (used in) provided by financing activities	$466	$(53,643)	$26,115	$—	$(27,062)

Net increase (decrease) in cash and cash equivalents	—	(5,741)	5,543	—	(198)
Net effect of currency translation on cash	—	—	49	—	49
Cash and cash equivalents - beginning of period	—	16,240	4,040	—	20,280

Cash and cash equivalents - end of period	$—	$10,499	$9,632	$—	$20,131

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

These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including those described under “Risk Factors” in the Form 10-K as updated by Item 1A “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our business, financial position and results of operations as of and for the three months ended March 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes contained in this Form 10-Q and the audited consolidated financial statements and accompanying notes contained in our Form 10-K for the year ended December 31, 2011.

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

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of March 31, 2012, we had approximately 12,500 employees and more than 400 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past five years.

We serve a diversified customer base, which includes some of the leading communications and utility companies in the United States. For the quarter ended March 31, 2012, our top ten customers were DIRECTV®, AT&T, Duke Energy, Mid-American Energy, Dominion Virginia Power, Talisman Energy, EQT Corporation, TexStar Midstream, Penn West Petroleum and Spectra Energy. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively impacted if the amount of business we obtain from these customers is reduced or if we complete the required work on projects and cannot replace them with similar projects.

Revenue concentration information, as a percent of total consolidated revenue, is as follows:

	Three Months Ended March 31,
	2012	2011
Revenue from top ten customers	72%	82%

Revenue from specific customers:
DIRECTV®	23%	27%
AT&T	18%	23%

Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses.

Our relationship with DIRECTV® is based upon two agreements to provide installation and maintenance services for DIRECTV® and, in support of the installation business, to provide marketing and sales services on behalf of DIRECTV®, including services provided through DirectStar. Pursuant to a purchase option agreement with Red Ventures LLC (“Red Ventures”), Red Ventures has an option to purchase DirectStar and its subsidiaries from MasTec at any time from March 1, 2012 to November 30, 2012. The sale of DirectStar would reduce our future revenues from DIRECTV®. DirectStar accounted for $34.9 million and $39.3 million of our revenues for the first quarter of 2012 and 2011, respectively. Without DirectStar’s revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 23% to 20% of total consolidated revenues for the quarter ended March 31, 2012. Based upon current discussions with Red Ventures, we currently anticipate that the sale of DirectStar will occur in the second quarter of 2012, however, we cannot provide any assurance that Red Ventures will exercise its option or that any sale will occur.

Overview of Financial Results

Overall, first quarter revenue grew to $778.5 million, an increase of $160.0 million, or 25.9%, from the prior year. Acquisitions completed during the second quarter of 2011 contributed $120.3 million, or 15.5% of first quarter 2012 revenues. Organic revenue of $658.2 million grew by $39.7 million, or 6.4%, versus the same period in the prior year. Strong end-user demand for renewable projects, as well as growth in install-to-the-home project work and continued execution of a large energy transmission project with Mid-American Energy were key drivers of growth in the first quarter of 2012. Our pipeline project revenues were favorably impacted by the acquisition of Fabcor in April 2011, as well as from increased levels of activity in the various shale basins. This growth was offset, however, by a decline in long-haul pipeline project revenues resulting from completion of the Ruby pipeline project in the third quarter of 2011. Additionally, wireless project revenues declined versus the prior year as a result of changes to our primary customer’s capital spending.

Costs of revenue, excluding depreciation and amortization, as a percent of sales increased from 85.5% in the first quarter of 2011 to 87.9% in the first quarter of 2012. This increase was driven by several factors, including lower margins on pipeline and wireless projects as compared with 2011. Our pipeline projects in the northeastern part of the United States continued to be negatively impacted by the effect of adverse weather conditions that occurred in the second half of 2011. Severe flooding in the northeastern United States negatively impacted working conditions and decreased productivity and profitability on our pipeline projects in this region. We expect these projects to be completed in the first half of 2012. In addition, lower work order volumes on our wireless projects in the first quarter of 2012 contributed to lower levels of overhead utilization on certain wireless projects. Additionally, we incurred higher project costs in the first quarter of 2012 due to certain commission arrangements that became effective in March 2011.

First quarter net income and diluted earnings per share were $14.2 million and $0.17 per share, respectively, representing a decrease of $6.9 million and $0.09 per share, or approximately 33% for both, versus the same period in the prior year. Revenue growth, as discussed above, was largely offset by an increase in costs of revenue, excluding depreciation and amortization, as a percent of sales. Depreciation and amortization expense and general and administrative costs also increased, due in large part to our recent acquisitions.

Economic, Industry and Market Factors

We recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as tightened access to capital for customers in the industries we serve and/or changes to our customers’ capital spending plans, can result, and have resulted, in decreased levels of demand in certain portions of our business, such as our renewables projects, which were negatively impacted by such trends in 2011, and our wireless projects, which have been negatively impacted by reduced work order volume during the first quarter of 2012. In addition, we operate in industries affected by market and regulatory impacts beyond our control. Changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. Fluctuations in market prices for oil, gas and other fuel sources can also impact demand for our pipeline and renewable energy construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.

Impact of Seasonality and Cyclical Nature of Business

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, particularly for large non-recurring projects, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the best of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and profitability variations. See “Overview of Results” above for discussion of the negative impact that severe flooding in the northeastern United States beginning in the third quarter of 2011 had on our productivity and profitability.

Additionally, our industry can be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our business revenue may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period. The financial condition of our customers and their access to capital; variations in project profitability; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Revenue

Customer revenues by industry for the periods indicated were as follows (in millions):

	Three Months Ended March 31,
	2012		2011
Communications	$373.7	48%	$346.0	56%
Utilities	394.6	51%	264.4	43%
Government	10.2	1%	8.1	1%

	$778.5	100%	$618.5	100%

Over 50% of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service agreements and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenues by type of contract for the periods indicated were as follows (in millions):

	Three Months Ended March 31,
	2012		2011
Master service and other service agreements	$423.7	54%	$367.8	59%
Installation/construction project agreements	354.8	46%	250.7	41%

	$778.5	100%	$618.5	100%

As shown in the table above, approximately 46% of our first quarter revenues were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Backlog

Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our business as of the end of the periods indicated (in millions):

	As of March 31, 2012	As of December 31, 2011
Estimated 18-month backlog	$3,327.1	$3,339.1

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

Results of Operations

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions):

	For the Three Months Ended March 31,
	2012		2011
Revenue	$778.5	100.0%	$618.5	100.0%
Costs of revenue, excluding depreciation and amortization	684.7	87.9	528.6	85.5
Depreciation and amortization	21.0	2.7	15.1	2.4
General and administrative expenses	40.8	5.2	32.5	5.2
Interest expense, net	9.0	1.2	7.9	1.3
Other income, net	(0.5)	(0.0)	(0.2)	(0.0)

Income before provision for income taxes	23.5	3.0	34.6	5.6
Provision for income taxes	(9.3)	(1.2)	(13.5)	(2.2)

Net income	14.2	1.8	21.1	3.4

Net loss attributable to non-controlling interests	(0.0)	(0.0)	(0.0)	(0.0)

Net income attributable to MasTec	$14.2	1.8%	$21.1	3.4%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Our revenue was $778.5 million for the three months ended March 31, 2012, as compared with $618.5 million for the same period in 2011, representing an increase of $160.0 million or 25.9%. Of this increase, $120.3 million, or approximately 75%, was attributable to businesses acquired in 2011. First quarter 2012 revenues were favorably impacted by demand for our renewable, install-to-the-home and energy transmission services. Key customers driving growth during the first quarter of 2012 included Duke Energy, Mid-American Energy and DIRECTV®. First quarter revenue from renewable projects of $108.5 million increased by $72.3 million as compared to prior year revenue of $36.2 million. The growth in renewable project work has been driven largely by customers seeking to complete both wind and solar installation projects under the current federal production tax credit program, which requires that qualified facilities be placed in service by December 31, 2012. Continued strong demand for install-to-the-home project work (which includes DirectStar), in addition to expansion of the geographic areas in which we provided services, yielded approximately $37 million of higher revenues from install-to-the-home projects in the first quarter of 2012 as compared with 2011. Of this increase, approximately $27 million was from acquired businesses. Energy transmission project activity increased by approximately $44 million, including approximately $40 million of revenue from acquired businesses. First quarter 2012 pipeline project revenues were favorably impacted by our 2011 acquisition of Fabcor, which contributed approximately $46 million of revenue, as well as from approximately $90 million of incremental revenue from project activity in the various natural gas shale basins. This growth was offset, however, by a decline in long-haul pipeline project revenues following completion of the Ruby pipeline project in the third quarter of 2011.

Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $684.7 million, or 87.9% of revenue, for the three months ended March 31, 2012, compared to $528.6 million, or 85.5% of revenue, for the corresponding period in 2011, a $156.1 million, or 29.5%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. As a percentage of revenue, costs of revenue, excluding depreciation and amortization, increased 240 basis points. The basis point increase was driven by several factors. Materials as a percentage of revenue increased by 250 basis points as a result of changes in our project mix. Wages, including subcontractor costs, increased as a percent of revenue by approximately 150 basis points, due, in large part to, certain of our pipeline and wireless projects. Our pipeline projects continue to be negatively impacted by the effect of severe flooding conditions that occurred in the second half of 2011 and affected projects in the Marcellus Shale basin. Severe flooding in the northeastern United States, caused by above average rainfall, coupled with the effects of Hurricane Irene in August and Tropical Storm Lee in September of 2011, have hurt our productivity on pipeline projects in this region. Lower work order volumes on our wireless projects in the first quarter of 2012 contributed to lower levels of overhead utilization on certain wireless projects. The increases in material and labor costs as a percentage of revenue were partially offset by a 150 basis point decrease in equipment rental costs as a percent of revenue due to changes in project mix, as well as from leverage of recent capital expenditures, as discussed in “depreciation and amortization” below. Also impacting our first quarter 2012 costs of revenue, excluding depreciation and amortization, is approximately $5 million of higher costs from new commission arrangements that became effective in March 2011.

Depreciation and amortization. Depreciation and amortization was $21.0 million for the three months ended March 31, 2012, as compared with $15.1 million for the same period in 2011, representing an increase of $5.8 million, or 38.7%. The increase was driven by $2.9 million of acquisition-related depreciation and amortization, as well as $3.6 million of higher organic business depreciation expense. The increase in organic business depreciation expense resulted from increased capital spending beginning in the second half of 2011. Increased depreciation expense for the quarter ended March 31, 2012 was partially offset by a decrease of approximately $0.7 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $40.8 million, or 5.2% of revenue, for the three months ended March 31, 2012 as compared with $32.5 million, or 5.2% of revenue, for the same period in 2011, representing an increase of $8.3 million, or 25.6%. The dollar increase resulted largely from incremental costs of approximately $5.7 million in support of businesses acquired in 2011.

Interest expense, net. Interest expense, net of interest income, was $9.0 million, or 1.2% of revenue, for the three months ended March 31, 2012, as compared with $7.9 million, or 1.3% of revenue, for the same period in 2011, an increase of $1.1 million. The increase was largely attributable to an increase in interest expense of approximately $0.6 million related to our credit facility, as well as $0.3 million of incremental discount accretion associated with our New Convertible Notes.

Income taxes. Income taxes were $9.3 million for the three months ended March 31, 2012, as compared with $13.5 million for the three months ended March 31, 2011, representing a decrease of $4.1 million. This decrease is primarily attributable to lower taxable income, partially offset by the impact of a higher expected tax rate. Our effective tax rate was 39.8% for the three months ended March 31, 2012 as compared with an effective tax rate of 39.0% for the three months ended March 31, 2011. The higher current year tax effective rate is principally attributable to a higher effective state tax rate.

Diluted Weighted Average Shares Outstanding

	Three Months Ended March 31,
	2012	2011
Diluted weighted average shares outstanding	83,906	83,633

Our diluted share count was 83.9 million shares for the three months ended March 31, 2012 as compared with 83.6 million shares for the same period in 2011. Several transactions impacted our diluted share count from 2011 to 2012. In the second quarter of 2011, we issued 5.1 million shares in connections with the acquisition of EC Source. This issuance was largely offset by the repurchase of 4.6 million shares under a share repurchase program authorized by our Board of Directors during the fourth quarter of 2011. Additionally, the exchange of 94% of our Original Convertible Notes for the New Convertible Notes that have an optional physical (common share), cash or combination settlement feature in the first quarter of 2011 resulted in 1.3 million fewer shares in our diluted share count for the three months ended March 31, 2012 as compared with 2011. The decrease in diluted shares from our convertible note exchange was offset, however, by an increase of approximately 1.0 million shares from share-based compensation awards. See Note 3 – Acquisitions and Other Investments as well as Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements contained for additional details.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including earnings before interest, taxes, depreciation and amortization (“EBITDA”). We believe these non-U.S. GAAP measures provide meaningful information in understanding our financial results and assessing our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation or as a substitute for reported net income and diluted net income per share. These non-U.S. GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the provided reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

Earnings Before Interest, Taxes, Depreciation and Amortization

EBITDA is a non-U.S. GAAP financial measure that reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We use EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers EBITDA to be an indicator of our ability to generate cash, which can be used to measure our ability to service debt, fund capital expenditures and expand our business.

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

Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, our effective tax rate for the three months ended March 31, 2012 increased to 39.8% from 39.0% for the same period in the prior year.

Depreciation and amortization can also affect comparability because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and depreciation and amortization expense among companies.

EBITDA should not be considered in isolation from, and is not intended to represent an alternative measure of, operating results or net income as determined in accordance with U.S. GAAP. The definition of EBITDA above is not the same as in our credit facility or in the indentures governing our notes; therefore, EBITDA as presented in this discussion should not be used for purposes of determining our compliance with related covenants.

The following table reflects a reconciliation of EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	Three Months Ended March 31,
	2012		2011
EBITDA Reconciliation:
Net income	$14.2	1.8%	$21.1	3.4%
Interest expense, net	9.0	1.2%	7.9	1.3%
Provision for income taxes	9.3	1.2%	13.5	2.2%
Depreciation and amortization	21.0	2.7%	15.1	2.4%

EBITDA	$53.5	6.9%	$57.6	9.3%

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from continuing operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. See Part II Item 2 of this Quarterly Report on Form 10-Q for details of our share repurchase program, which was announced in November 2011.

Capital Expenditures. We estimate that we will spend approximately $65.0 million in 2012 on capital expenditures. In 2011, we spent approximately $72 million on capital expenditures, primarily to support project activity growth for pipeline and wireless activities, as well as in support of businesses acquired in 2011. The nature of our business is equipment intensive and actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. We expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations recorded as liabilities as of March 31, 2012 was approximately $93.3 million. Potential future earn-out obligations for acquisitions after December 15, 2008 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. For the three months ended March 31, 2012 and 2011, we made cash payments of $4.8 million and $17.5 million, respectively, related to earn-out obligations.

Income Taxes. Our cash tax payments increased to $1.9 million for the three months ended March 31, 2012 from $1.0 million for the same period in 2011. Our cash tax payments have increased in 2012 as we utilized a significant portion of our available state net operating loss carryforwards in the first quarter of 2011 and due to the fact that we have a higher effective tax rate in 2012.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year and, we generally experience seasonal working capital needs from approximately April through October to support growth in unbilled revenue and accounts receivable, and to a lesser extent, inventory. Timing of project close-outs can also contribute to increases or decreases in unbilled revenue. Our inventory balances have grown from approximately $89 million as of December 31, 2011 to $101 million as of March 31, 2012, primarily to support growth in renewable project work.

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

New Convertible Notes - Settlements. As of March 31, 2012, our common stock trading price exceeded the $15.76 and $15.48 conversion prices of our outstanding 4.0% and 4.25% New Convertible Notes, respectively. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of March 31, 2012, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility. See the discussion of our Credit Facility below for additional details. If we were required to settle conversions of our New Convertible Notes in accordance with our stated intent to settle principal amounts due in cash, and we were unable to do so with existing cash balances or through our Credit Facility, we could be required to obtain additional funding or settle such conversions by issuing shares of our common stock, which could be dilutive to existing shareholders. We cannot be certain that such funding would be available on terms acceptable to us, or at all.

Summary of Financial Condition, Liquidity and Capital Resources

Since December 31, 2011, there have not been changes in general U.S. and global economic conditions that had a significant impact on our overall financial position, results of operations or cash flows for the three months ended March 31, 2012; however, severe weather conditions that began in the third quarter of 2011 continue to negatively impact our productivity and margins on certain pipeline projects. In addition, changes to our primary customer’s capital spending plan have resulted in lower work order volumes in our wireless business in the first quarter of 2012. See “Overview of Results”, above, for related discussion. Given the generally good credit quality of our customer base, we do not expect collections issues to materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, multi-employer pension plan withdrawal obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of March 31, 2012, we had $245.1 million in working capital, defined as current assets less current liabilities, compared to $242.3 million as of December 31, 2011, an increase of $2.8 million. Cash and cash equivalents of $20.1 million as of March 31, 2012 decreased slightly from cash and cash equivalents of $20.3 million as of December 31, 2011.

Sources and uses of cash are summarized below (in millions):

	For the Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$43.4	$50.3
Net cash used in investing activities	(16.6)	(31.1)
Net cash (used in) provided by financing activities	(27.1)	1.2

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Net cash provided by operating activities of $43.4 million for the three months ended March 31, 2012 decreased by $6.9 million from $50.3 million of cash provided by operating activities in 2011. The decrease in cash provided by operating activities was principally driven by lower net income. Accounts receivable and unbilled revenue increased by $1.7 million during the three months ended March 31, 2012, representing a use of cash, as compared with a decrease in accounts receivable and unbilled revenue of $42.9 million for the three months ended March 31, 2011, representing a source of cash. This decrease in cash was largely offset by an increase of $37.7 million from net changes in billings in excess of costs and earnings, which decreased from $52.0 million in the first quarter of 2011 to $14.3 million in the first quarter of 2012.

The changes in accounts receivable and unbilled revenue were driven by several factors, certain of which resulted in a higher days sales outstanding. Days sales outstanding as of March 31, 2012 was 78, as compared with days sales outstanding of 58 as of March 31, 2011. Among the factors contributing to the growth in days sales outstanding were: timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in our project and customer mix, in addition to increased lead times on certain project billings contributed to the increase in days sales outstanding. We are actively working to reduce our backlog of project billings and do not anticipate difficulties in collecting the related receivables.

Investing Activities. Net cash used in investing activities decreased by $14.5 million to $16.6 million for the three months ended March 31, 2012 from $31.1 million in the first quarter of 2011. The decrease was primarily driven by a reduction in cash payments for earn-out obligations. We paid $4.8 million of earn-out obligations during the first quarter of 2012 as compared with $17.5 million during the first quarter of 2011.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2012 was $27.1 million, as compared with $1.2 million of cash provided by financing activities for the three months ended March 31, 2011. This change was driven principally by repayments of borrowings under our Credit Facility. During the first quarter of 2012, we made repayments of approximately $29.3 million, net of proceeds, under our Credit Facility.

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

Following the date on which we deliver our financial information to the lenders for the quarter ended March 31, 2012 (the “Interest Adjustment Date”), amounts borrowed under the Credit Facility will bear interest, at our option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on our consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, (which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on our consolidated leverage ratio as of the most recent fiscal quarter. Prior to the Interest Adjustment Date, the margin for eurocurrency rate loans will be fixed at 2.00%, and the margin for base rate loans will be fixed at 1.00%. Following the Interest Adjustment Date, financial standby letters of credit and commercial letters of credit issued under the Credit Facility will be subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit will be subject to a letter of credit fee of 0.75% to 1.25%, based on our consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 2.00% and 1.00% respectively. We must also pay a commitment fee to the lenders on any unused availability under the Credit Facility which fee, following the Interest Adjustment Date, will be equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter. Prior to the Interest Adjustment Date, this fee will be fixed at 0.35%.

As of March 31, 2012, we had outstanding revolving loans of $30.8 million and approximately $92.0 million of letters of credit issued under the Credit Facility. The remaining $477.2 million of Credit Facility borrowing capacity was available for revolving loans or up to $258.0 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of March 31, 2012, interest on outstanding revolving loans accrued at a rate of approximately 3.60% per annum, and interest on outstanding letters of credit accrued at either 1% or 2% per annum, based on the type of letter of credit issued, as described above. The unused facility fee as of March 31, 2012 was 0.35%.

The Credit Facility is guaranteed by most of our 100%-owned direct and indirect domestic subsidiaries, and it is collateralized by a first priority security interest in substantially all of our assets and the assets of our wholly owned subsidiaries and a pledge of the outstanding equity interests in certain of our operating subsidiaries. The Credit Facility also provides for customary events of default and carries cross-default provisions with our other significant debt instruments, including our indemnity agreement with our surety provider, as well as customary remedies upon an event of default (as defined in the Credit Facility), including the acceleration of repayment of outstanding amounts and other remedies with respect to the collateral securing the Credit Facility obligations.

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

Cash Overdrafts

On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts, and, with the exception of cash balances maintained by certain operating subsidiaries that are not available for sweep, there are no other restrictions on the transfer of cash associated with our depository accounts. As of March 31, 2012, cash overdrafts which are classified within financing activities in the condensed unaudited consolidated statements of cash flows, totaled $10.4 million.

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our 4.0% senior convertible notes due 2014 (the Original 4.0% Notes”) and $97.0 million of our 4.25% senior convertible notes due 2014, (the “Original 4.25% Notes” and, collectively with the Original 4.0% Notes, the “Original Notes”), both of which were issued in 2009, for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and “New 4.25% Notes,” respectively, and collectively, the “New Convertible Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. The terms of the New Convertible Notes are substantially identical to those of the Original Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. During 2011, an immaterial principal amount of Original Notes was converted into shares of our common stock. As of March 31, 2012, $12.7 million principal amount of the Original Notes remains outstanding.

The New Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Convertible Notes are convertible only under certain conditions. Please see the detailed discussion in Note 9 – Debt in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes totaling approximately 13.0 million shares are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the three months ended March 31, 2012. The total value of the premium over the principal amount for the New Convertible Notes as of March 31, 2012 was approximately $29.9 million. This resulted in the inclusion of 1.7 million weighted average premium shares in our diluted share count for the three months ended March 31, 2012. For the three months ended March 31, 2011, 1.2 million shares were included in our diluted share count for the corresponding principal amounts of Original Notes. In addition, total dilutive shares related to the $12.7 million remaining principal balance of Original Notes decreased by 1.8 million shares from 2.6 million in the first quarter of 2011 to 0.8 million in the first quarter of 2012. See Note 2 – Earnings Per Share and Note 9 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.

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

The 4.25% and 4.0% senior convertible notes are guaranteed by substantially all of our 100%-owned direct and indirect domestic operating subsidiaries. There are no financial covenants on these notes, however, there are certain nonfinancial provisions and covenants associated with these notes.

Senior Notes

We have $150 million of outstanding 7.625% senior notes (the “Senior Notes”) due February 2017, with interest due semi-annually. The notes contain default (including cross-default) provisions and covenants restricting many of the same transactions as under our Credit Facility. The indenture that governs the Senior Notes allows us to incur additional indebtedness to the extent that our fixed charge coverage ratio, as therein defined, is at least 2:1. The fixed charge coverage ratio is calculated as consolidated EBITDA for the most recent four fiscal quarters for which internal financial statements are available, divided by fixed charges for such four quarter period, as such terms are defined in the indenture. If the fixed charge coverage ratio is less than 2:1, we are still permitted to incur the following additional indebtedness, among others: credit facilities under a defined threshold, renewals to existing debt permitted under the indenture, capital lease obligations up to 5% of our consolidated net assets, plus an additional $50 million of indebtedness at any time the Senior Notes remain outstanding. The Senior Notes are guaranteed by substantially all of our operating subsidiaries.

Acquisition Debt

In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of March 31, 2012, $23.7 million remained outstanding on this acquisition-related debt. Except for one note with an immaterial principal balance as of March 31, 2012, there are no financial covenants associated with this acquisition-related debt.

Debt Guarantees and Covenants

The Senior Notes, New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness (the “Guarantors”). See supplemental financial information in Note 16 - Supplemental Guarantor Financial Information to the condensed unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of March 31, 2012.

Auction Rate Securities

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of March 31, 2012, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.0 million. Cumulative unrealized losses totaled $3.3 million as of March 31, 2012, which are recorded in other comprehensive income, net of applicable income taxes. See Note 6 – Securities Available For Sale in the notes to the condensed unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, was approximately $39.6 million for the three months ended March 31, 2012.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of March 31, 2012, we had $92.0 million of standby letters of credit issued under our Credit Facility, of which $51.4 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of March 31, 2012 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. As of March 31, 2012, the estimated cost to complete projects secured by our $915.2 million in performance and payment bonds was $361.9 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of March 31, 2012, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $41.8 million, of which $39.1 million was reflected within non-current other liabilities.

We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of March 31, 2012, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $2.0 million.

We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of March 31, 2012, these letters of credit amounted to $51.4 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the consolidated balance sheet, amounted to $2.0 million as of March 31, 2012. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $7.1 million as of March 31, 2012.

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

Based upon the information available to us from plan administrators as of March 31, 2012, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

On November 15, 2011, we, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, we recorded a $6.4 million withdrawal liability based on an estimate provided by the plan administrator of such liability as of the date of withdrawal. We withdrew from the Central States Plan in order to mitigate our liability in connection with the plan, which is in critical status, however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although, we believe that we legally and effectively withdrew from the plan on November 15, 2011, if Central States were to prevail in its assertion that we in fact withdrew after that date, then the amount of our withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by ERISA and the Pension Benefit Guaranty Corporation, within a two to three year time frame from the point of our withdrawal, we could have additional liability. We currently do not have plans to withdraw from any other multi-employer pension plan.

Withdrawal liabilities, requirements to pay increased contributions and/or excise taxes in connection with any of the multi-employer pension plans in which we participate could negatively impact our liquidity and results of operations.

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of March 31, 2012, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2.00%, or a base rate, as defined in the Credit Facility, plus a margin of 1.00%. As of March 31, 2012, interest on outstanding revolving loans accrued at a rate of 3.60% per annum. Interest on letters of credit issued under our Credit Facility currently accrues at either 1% or 2% per annum, based on the type of letter of credit issued, as defined in the Credit Facility. A 100 basis point increase in our interest rate on revolving loans under our Credit Facility would not have had a material impact on our first quarter of 2012 results of operations.

Our fixed interest rate debt primarily includes $150 million in 7.625% senior notes, $115 million in 4.0% senior convertible notes, $100 million in 4.25% senior convertible notes and a $13.5 million 3.5267% equipment term loan, none of which debt subjects us to interest rate risk.

Foreign Currency Risk

In April 2011, we expanded our foreign operations through our acquisition of Fabcor, a Canadian natural gas and petroleum pipeline infrastructure construction company. As of March 31, 2012, we had operations in certain foreign countries, including Canada, Latin America and the Caribbean. For the three months ended March 31, 2012, we had foreign currency translation gains of $1.1 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. Due to the recent acquisition of Fabcor and/or if we otherwise expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of March 31, 2012. The actual net default rate as of March 31, 2012 was estimated to be 5.56%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes. For the three months ended March 31, 2012, no other-than-temporary impairment losses were recognized in earnings on our structured finance security. As of March 31, 2012, we hold $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $14.0 million. Cumulative unrealized losses related to our student loan auction rate securities total $3.3 million as of March 31, 2012, which are recorded in other comprehensive income, net of applicable income taxes.

See Note 6 – Securities Available for Sale in the notes to condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 13 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to any of the risk factors disclosed in our recently filed Annual Report on Form 10-K.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the three months ended March 31, 2012, we derived approximately 23% and 18% of our revenue from DIRECTV® and AT&T, respectively. For the three months ended March 31, 2011, we derived approximately 27%, 23%, and 20% of our revenue from DIRECTV®, AT&T and El Paso Corporation, respectively. In addition, our ten largest customers accounted for approximately 72% and 82% of our revenue in the three months ended March 31, 2012 and 2011, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. Approximately 50% of our revenues were derived from non-recurring project specific work for the three months ended March 31, 2012, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

Additionally, pursuant to our February 2011 amended and restated purchase option agreement with Red Ventures, Red Ventures has an option to purchase DirectStar and its subsidiaries, referred to collectively as the DirectStar Business (which, in support of the DIRECTV® installation business, provides marketing and sales services on behalf of DIRECTV®), from MasTec at any time from March 1, 2012 to November 30, 2012. The sale of the DirectStar Business would reduce our future revenues from DIRECTV®. Without the DirectStar Business’ revenues from services provided to DIRECTV®, our DIRECTV® revenues would have been reduced from 23% to 20% of total consolidated revenues for the quarter ended March 31, 2012. The DirectStar Business accounted for $34.9 million and $39.3 million of our first quarter revenues in 2012 and 2011, respectively. Based upon current discussions with Red Ventures, we currently anticipate that the sale of DirectStar will occur in the second quarter of 2012, however, we cannot provide any assurance that Red Ventures will exercise its option or that any sale will occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three month period ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (2)

January 1 through January 31	—	$—	—	$75,000,004
February 1 through February 29	563	$17.60	—	$75,000,004
March 1 through March 31	—	$—	—	$75,000,004

Total	563		—

(1)	Share repurchases for the three months ended March 31, 2012 comprised 563 shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs. No shares of common stock were otherwise repurchased by the Company.
(2)	Pursuant to the Company’s publicly announced share repurchase program, which was initially a $75 million program that was announced on November 7, 2011. The Company later increased the maximum aggregate dollar amount of shares that may be repurchased under this program from $75 million to $150 million and announced such increase on December 16, 2011. Unless extended by the Company in its discretion, this share repurchase program will expire on December 16, 2012.

ITEM 6. EXHIBITS

Exhibit No.	Description

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preference Dividends

23.1*	Consent of Independent Valuation Firm.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: May 3, 2012
/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)