Form 10-K/A
period 2011-12-31
MASTEC INC
filed 2012-06-22
CIK 15615

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

EXPLANATORY NOTE

MasTec, Inc., a Florida corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2011, which the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original 10-K”).

This Amendment amends and restates in its entirety Part IV (Item 15) of the Original 10-K, including the Exhibit Index thereto, solely to refile the redacted form of Exhibit 10.29. Except as described in the immediately preceding sentence, this Amendment does not amend, modify or update any disclosures contained in the Original 10-K. Nothing contained in this Amendment updates any disclosure contained in the Original 10-K to reflect any events occurring after the filing of the Original 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 55 through 97.

	2.	Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts.

	3.	Exhibits including those incorporated by reference:

Exhibits	Description

3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.

3.2	Amended and Restated By-laws of MasTec, Inc., amended and restated as of January 22, 2010, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

4.1	Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Current Report on Form 8–K filed with the SEC on February 2, 2007 and incorporated by reference herein.

4.2	Supplemental Indenture dated as of May 2, 2007 among MasTec, Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2007 and incorporated by reference herein.

4.3	Form of 4.0% Senior Convertible Note due 2014 filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.4	Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.5	First Supplemental Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.6	Form of 4.25% Senior Convertible Note due 2014 (incorporated by reference to Exhibit A to the Supplemental Indenture) filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.7	Second Supplemental Indenture, dated November 10, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

Exhibits	Description

4.8	Form of 4.00% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.9	Third Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.10	Form of 4.25% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Fourth Supplemental Indenture filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.11	Fourth Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

10.1+	Non–Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.2+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2006, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.3+	Amended and Restated 2003 Stock Incentive Plan for Non–Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

10.4+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8–K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.5	Asset Purchase Agreement dated December 30, 2006, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.6+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.7+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.8+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.9+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.10+	MasTec, Inc. Deferred Compensation Plan filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.

10.11	Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.12+	Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009 filed as Exhibit 10.69 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

Exhibits	Description

10.13+	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.70 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.14+	Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.71 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.15+	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.72 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.16+	Deferred Bonus Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.73 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.17	Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.18+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Ray Harris filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.19+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.20	Purchase Option Agreement dated July 6, 2010, among MasTec, Inc., MasTec North America, Inc., Red Ventures LLC and certain other parties named therein filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 9, 2010 and incorporated by reference herein.

10.21	Asset Purchase Agreement as amended through December 24, 2010, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays Filed as Exhibit 10.43 to our Annual Report in Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.23+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to Schedule 14A filed with the SEC on March 23, 2011.

10.24	Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.25	Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent, and the lenders party thereto filed as Exhibit 10.1 to our Current Report on form 8-K filed with the SEC on June 1, 2011 and incorporated herein by reference.

10.26+	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.27+	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference

10.28+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.29*++	Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto.

10.30

Consolidated, Amended and Restated Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.31	Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.32	Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.33	Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011 filed on Form 8-K as Exhibit 10.1 with the SEC on September 9, 2011.

21(A)	Subsidiaries of MasTec, Inc.

23.1(A)	Consent of Independent Registered Public Accounting Firm.

23.2(A)	Consent of Independent Valuation Firm.

31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**(B)	XBRL Instance Document.

101.SCH**(B)	XBRL Taxonomy Extension Schema.

101.CAL**(B)	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**(B)	XBRL Taxonomy Extension Label Linkbase.

101.DEF**(B)	XBRL Taxonomy Extension Definition Linkbase.

101.PRE**(B)	XBRL Taxonomy Extension Presentation Linkbase.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
*	Filed herewith.
+	Management contract or compensation plan arrangement.
++	Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.
(A)	Filed with the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012 (the “Original 10-K”).
(B)	Furnished with the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASTEC, INC.

Date: June 22, 2012	By:	/s/ ALBERTO DE CARDENAS
Alberto de Cardenas
Executive Vice President, General Counsel and Secretary

Exhibit Index

Exhibits	Description

3.1	Composite Articles of Incorporation of MasTec, Inc. filed as Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated by reference herein.

3.2	Amended and Restated By-laws of MasTec, Inc., amended and restated as of January 22, 2010, filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

4.1	Indenture, dated January 31, 2007, by and among MasTec, Inc., certain of MasTec’s subsidiaries and U.S. Bank National Association, as trustee filed as Exhibit 4.1 to our Current Report on Form 8–K filed with the SEC on February 2, 2007 and incorporated by reference herein.

4.2	Supplemental Indenture dated as of May 2, 2007 among MasTec, Inc., U.S. Bank National Association and each of the MasTec subsidiary guarantors set forth therein filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2007 and incorporated by reference herein.

4.3	Form of 4.0% Senior Convertible Note due 2014 filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.4	Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.5	First Supplemental Indenture, dated June 5, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on June 5, 2009 and incorporated by reference herein.

4.6	Form of 4.25% Senior Convertible Note due 2014 (incorporated by reference to Exhibit A to the Supplemental Indenture) filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.7	Second Supplemental Indenture, dated November 10, 2009, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 10, 2009 and incorporated by reference herein.

4.8	Form of 4.00% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Third Supplemental Indenture filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.9	Third Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.10	Form of 4.25% Senior Convertible Note due 2014, incorporated by reference to Exhibit A to the Fourth Supplemental Indenture filed as Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

4.11	Fourth Supplemental Indenture, dated January 11, 2011, by and among MasTec, Inc., MasTec Inc.’s subsidiaries party thereto, as guarantors, and U.S. Bank National Association, as trustee filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on January 14, 2011 and incorporated by reference herein.

10.1+	Non–Employee Directors’ Stock Plan filed as Exhibit 10.6 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.2+	2003 Employee Stock Incentive Plan as amended and restated as of January 1, 2006, filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.3+	Amended and Restated 2003 Stock Incentive Plan for Non–Employees as amended and restated as of January 1, 2006, filed as Exhibit 10.4 to our Current Report on Form 8-K filed with SEC on April 6, 2006 and incorporated by reference herein.

Exhibits	Description

10.4+	Deferred Fee Plan for Directors dated December 19, 2005, filed as Exhibit 10.38 to our Form 8–K filed with the SEC on December 23, 2005 and incorporated by reference herein.

10.5	Asset Purchase Agreement dated December 30, 2006, by and among MasTec North America AC, LLC, MasTec, Inc., Ronald E. Phillips, Dawn M. Phillips, Digital Satellite Services Employee Stock Ownership Trust and Digital Satellite Services, Inc filed as Exhibit 10.39 to our Registration Statement on Form S-1 (Registration No. 333-129790) and incorporated by reference herein.

10.6+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.7+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Employees filed as Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.8+	Form of Restricted Stock Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.9+	Form of Stock Option Agreement for the MasTec, Inc. Amended and Restated 2003 Stock Incentive Plan for Non-Employees filed as Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on April 6, 2006 and incorporated by reference herein.

10.10+	MasTec, Inc. Deferred Compensation Plan filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 4, 2008 and incorporated by reference herein.

10.11	Stock Purchase Agreement executed on May 30, 2008 and dated as of May 1, 2008, between MasTec North America, Inc., as buyer, and Alan B. Roberts, as seller filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2008 and incorporated by reference herein.

10.12+	Employment Agreement between MasTec, Inc. and C. Robert Campbell executed on October 27, 2009 filed as Exhibit 10.69 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.13+	Split-Dollar Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.70 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.14+	Deferred Bonus Agreement between MasTec, Inc. and Jorge Mas dated October 28, 2009 filed as Exhibit 10.71 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.15+	Split-Dollar Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.72 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.16+	Deferred Bonus Agreement between MasTec, Inc. and Jose Mas dated October 28, 2009 filed as Exhibit 10.73 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2009 and incorporated by reference herein.

10.17	Purchase Agreement, dated November 3, 2009, by and among MasTec, Inc., Precision Acquisition, LLC, Precision Pipeline LLC, Precision Transport Company, LLC, PPL Management, Inc., Michael Daniel Murphy, Steven R. Rooney, Angela D. Murphy and Karen K. Rooney filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2009 and incorporated by reference herein.

10.18+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Ray Harris filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.19+	Employment Agreement executed on January 26, 2010 between MasTec, Inc. and Robert Apple filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on January 28, 2010 and incorporated by reference herein.

10.20	Purchase Option Agreement dated July 6, 2010, among MasTec, Inc., MasTec North America, Inc., Red Ventures LLC and certain other parties named therein filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 9, 2010 and incorporated by reference herein.

Exhibits	Description

10.21	Asset Purchase Agreement as amended through December 24, 2010, by and among NSORO, LLC, NSORO MasTec, LLC, and Darrell J. Mays Filed as Exhibit 10.43 to our Annual Report in Form 10-K filed with the SEC on February 23, 2011 and incorporated by reference herein.

10.23+	MasTec, Inc. 2011 Employee Stock Purchase Plan filed as Annex A to Schedule 14A filed with the SEC on March 23, 2011.

10.24	Agreement and Plan of Merger, dated as of November 16, 2010, by and among MasTec, Inc., EC Source Services, LLC and the other parties thereto, filed as Exhibit 10.44 to our Quarterly Report Form 10-Q filed with the SEC on May 4, 2011 and incorporated by reference herein.

10.25	Fifth Amendment to the Second Amended and Restated Loan and Security Agreement, dated as of July 29, 2008, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as collateral and administrative agent, and the lenders party thereto filed as Exhibit 10.1 to our Current Report on form 8-K filed with the SEC on June 1, 2011 and incorporated herein by reference.

10.26+	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan filed as Exhibit 10.1 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.27+	Form of Restricted Stock Agreement for Awards under the 2003 Employee Stock Incentive Plan for Non-Employees filed as Exhibit 10.2 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference

10.28+	Amendment to the MasTec, Inc. 2011 Employee Stock Purchase Plan, filed as Exhibit 10.4 to our Quarterly Report filed with the SEC on November 3, 2011 and incorporated herein by reference.

10.29*++	Third Amended and Restated Credit Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the lenders party thereto.

10.30

Consolidated, Amended and Restated Guaranty Agreement, dated as of August 22, 2011, by and among the Guarantors party thereto and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.31	Security Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.32	Fourth Amended, Restated and Consolidated Pledge Agreement, dated as of August 22, 2011, by and among MasTec, Inc., certain of its subsidiaries and Bank of America, N.A., as Administrative Agent filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 24, 2011 and incorporated herein by reference.

10.33	Employment Agreement by and between MasTec, Inc. and C. Robert Campbell, dated September 8, 2011 filed on Form 8-K as Exhibit 10.1 with the SEC on September 9, 2011.

21(A)	Subsidiaries of MasTec, Inc.

23.1(A)	Consent of Independent Registered Public Accounting Firm.

23.2(A)	Consent of Independent Valuation Firm.

31.1*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications required by Section 302(b) of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**(B)	XBRL Instance Document.

101.SCH**(B)	XBRL Taxonomy Extension Schema.

101.CAL**(B)	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**(B)	XBRL Taxonomy Extension Label Linkbase.

101.DEF**(B)	XBRL Taxonomy Extension Definition Linkbase.

101.PRE**(B)	XBRL Taxonomy Extension Presentation Linkbase.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
*	Filed herewith.
+	Management contract or compensation plan arrangement.
++	Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.
(A)	Filed with the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2012 (the “Original 10-K”).
(B)	Furnished with the Original 10-K.