Form 10-Q
period 2012-06-30
MASTEC INC
filed 2012-08-02
CIK 15615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, MasTec, Inc. had 75,866,261 shares of common stock, $0.10 par value, outstanding.

MASTEC, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$992,244	$716,947	$1,735,865	$1,296,176
Costs of revenue, excluding depreciation and amortization	872,152	615,998	1,529,483	1,117,562
Depreciation and amortization	21,940	18,504	42,815	33,528
General and administrative expenses	39,591	34,987	78,446	65,103
Interest expense, net	9,486	8,255	18,479	16,169
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—	(29,041)
Other income, net	(360)	(525)	(816)	(689)

Income from continuing operations before provision for income taxes	$49,435	$68,769	$67,458	$93,544
Provision for income taxes	(19,639)	(26,966)	(26,865)	(36,707)

Income from continuing operations before non-controlling interests	$29,796	$41,803	$40,593	$56,837
Discontinued operations (See Note 4 – Discontinued Operations):
Income from discontinued operations, net of tax, including loss on sale of $0.1 million, net of tax, for the three and six months ended June 30, 2012	$293	$2,682	$3,665	$8,744

Net income	$30,089	$44,485	$44,258	$65,581

Net loss attributable to non-controlling interests – continuing operations	(3)	(9)	(6)	(18)

Net income attributable to MasTec, Inc.	$30,092	$44,494	$44,264	$65,599

Earnings per share (1) (See Note 2 – Earnings Per Share):
Basic earnings per share:
Continuing operations	$0.37	$0.51	$0.50	$0.71
Discontinued operations	—	0.03	0.05	0.11

Total basic earnings per share	$0.37	$0.54	$0.55	$0.81

Basic weighted average common shares outstanding	80,249	82,753	80,432	80,575

Diluted earnings per share:
Continuing operations	$0.36	$0.48	$0.49	$0.67
Discontinued operations	—	0.03	0.04	0.10

Total diluted earnings per share	$0.37	$0.51	$0.53	$0.77

Diluted weighted average common shares outstanding	82,474	87,634	83,219	85,701

(1)	Note that earnings per share tables may contain slight summation differences due to rounding.

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$30,089	$44,485	$44,258	$65,581
Foreign currency translation (losses) gains	(995)	2	129	35
Unrealized (loss) gain on available for sale securities:
Unrealized loss on available for sale securities	(506)	(373)	(89)	(419)
Plus: Reversal of unrealized losses on redeemed security	—	458	—	458
Less: Benefit from (provision for) income taxes	211	(31)	40	(16)

Unrealized (loss) gain on available for sale securities, net of tax	$(295)	$54	$(49)	$23

Comprehensive income	$28,799	$44,541	$44,338	$65,639
Comprehensive loss attributable to noncontrolling interests	(3)	(9)	(6)	(18)

Comprehensive income attributable to MasTec, Inc.	$28,802	$44,550	$44,344	$65,657

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,814	$20,280
Accounts receivable, net of allowance	899,131	664,629
Inventories	107,795	88,992
Deferred tax assets, net	—	10,596
Prepaid expenses and deposits	24,245	22,078
Other current assets	11,603	16,242

Total current assets	$1,059,588	$822,817

Property and equipment, net	282,561	266,583
Goodwill	724,596	815,128
Other intangible assets, net	105,091	117,946
Securities available for sale	13,476	13,565
Other assets	42,010	52,691

Total assets	$2,227,322	$2,088,730

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$42,650	$34,191
Accounts payable	435,925	311,146
Accrued salaries and wages	54,816	38,136
Accrued taxes payable	8,476	5,747
Accrued insurance	18,073	19,306
Other accrued expenses	19,568	11,934
Current deferred tax liabilities, net	3,383	—
Acquisition-related contingent consideration, current	13,061	21,833
Billings in excess of costs and earnings	99,790	109,723
Other current liabilities	23,998	34,454

Total current liabilities	$719,740	$586,470

Acquisition-related contingent consideration	71,171	75,925
Long-term debt	467,200	460,725
Deferred tax liabilities, net	112,120	122,614
Other liabilities	41,421	31,789

Total liabilities	$1,411,652	$1,277,523

Commitments and contingencies (See Note 14)
Shareholders’ equity:
Preferred stock, $1.00 par value; authorized shares – 5,000,000; issued and outstanding shares – none	$—	$—
Common stock, $0.10 par value; authorized shares – 145,000,000; issued shares – 85,328,769 and 85,162,527 as of June 30, 2012 and December 31, 2011, respectively	8,533	8,516
Capital surplus	796,025	792,096
Accumulated surplus	137,753	93,489
Accumulated other comprehensive loss	(7,866)	(7,946)
Treasury stock, at cost; shares – 7,499,513 and 4,593,663 as of June 30, 2012 and December 31, 2011, respectively	(118,822)	(75,000)

Total MasTec, Inc. shareholders’ equity	815,623	811,155
Non-controlling interests	47	52

Total shareholders’ equity	$815,670	$811,207

Total liabilities and shareholders’ equity	$2,227,322	$2,088,730

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

MASTEC, INC.

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$44,258	$65,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,946	33,694
Stock-based compensation expense	2,171	1,818
Excess tax benefit from stock-based compensation	(70)	(3,415)
Non-cash interest expense	4,253	3,463
Provision for doubtful accounts	1,275	774
Loss (gain) on sale of assets	(898)	(414)
Loss on disposal of business	248	—
Gain on remeasurement of equity interest in acquiree	—	(29,041)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(245,975)	(95,074)
Inventories	(6,753)	(27,881)
Deferred tax assets and liabilities, net	3,515	29,196
Other assets, current and non-current portion	(568)	795
Accounts payable and accrued expenses	143,540	91,683
Billings in excess of costs and earnings	(9,942)	(63,390)
Other liabilities, current and non-current portion	2,850	(2,395)

Net cash (used in) provided by operating activities	$(19,150)	5,394

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(15,862)	(77,665)
Capital expenditures	(28,490)	(31,973)
Proceeds from sale of assets	3,808	2,516
Proceeds from disposal of business, net	97,728	—
Proceeds from redemption of investments	—	4,600
Investments in life insurance policies	(284)	(284)

Net cash provided by (used in) investing activities	$56,900	$(102,806)

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	$422,550	$—
Repayments of credit facility	(418,750)	—
Repayments of other borrowings	(10,542)	(5,520)
Proceeds from (repayments of) bank overdrafts	9,616	2,400
Payments of capital lease obligations	(9,668)	(9,339)
Proceeds from stock option exercises and other share-based awards	766	10,673
Excess tax benefit from stock-based compensation	70	3,415
Purchases of treasury stock	(35,087)	—
Payments of financing costs	(115)	(1,000)

Net cash (used in) provided by financing activities	$(41,160)	$629

Net decrease in cash and cash equivalents	(3,410)	(96,783)
Net effect of currency translation on cash	(56)	35
Cash and cash equivalents – beginning of period	20,280	177,604

Cash and cash equivalents – end of period	$16,814	$80,856

Supplemental cash flow information:
Interest paid	$13,726	$12,993
Income taxes paid, net of refunds	$18,896	$8,649
Receipt of inventory prepaid in prior year	$12,005	$—
Supplemental disclosure of noncash information:
Equipment acquired under capital lease	$26,729	$2,012
Equipment acquired under financing arrangements	$2,204	$6,721
Conversion of leases from operating to capital	$—	$24,005
Shares issued in connection with business combinations	$—	$94,213
Exchange of senior convertible notes	$—	$202,322

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2011 contained in the Company’s most recent Annual Report on Form 10-K, as amended. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.

Principles of Consolidation

The accompanying condensed unaudited consolidated financial statements include MasTec, Inc. and its subsidiaries and include the accounts of all majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest. Other parties’ interests in companies for which MasTec exercises control and has a controlling financial interest are reported as non-controlling interests within shareholders’ equity. Net income or loss attributable to non-controlling interests is reported as a separate line item below net income. The Company’s investments in entities in which the Company does not have a controlling interest, but has the ability to exert significant influence, are accounted for using the equity method of accounting. Equity method investments are recorded as long-term assets in the condensed unaudited consolidated balance sheets. Income or loss from these investments is recorded in other income or expense, net, in the condensed unaudited consolidated statements of operations. The cost method is used for investments in entities in which the Company does not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

In determining whether a group of assets to be disposed of should be presented as a discontinued operation, the Company makes a determination as to whether such assets compromise a component of the entity, which includes an assessment as to whether it has historic operations and cash flows that can be clearly distinguished. The Company also determines whether the cash flows associated with the group of assets will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company will have no significant continuing involvement in the operations of the disposed assets after the disposal transaction. If management believes these conditions exist, then the results of operations of the disposed assets, as well as any gain or loss on the disposal transaction, are aggregated for separate presentation apart from the continuing operating results of the Company.

In May 2012, Red Ventures LLC (“Red Ventures”) exercised its purchase option to acquire MasTec’s wholly owned subsidiary, DirectStar TV, LLC (“DirectStar”), including its subsidiaries (together, the “DirectStar Business”). The transaction was consummated in June 2012. Accordingly, the DirectStar Business is presented as a discontinued operation in the condensed unaudited consolidated financial statements for all periods presented. See Note 4 – Discontinued Operations.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Key estimates include: the recognition of revenue, in particular, on long-term construction contracts, including estimates to complete and provisions for contract losses; allowances for doubtful accounts; accrued self-insured claims; estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, investments in equity method investees, securities available for sale and certain convertible debt obligations; asset lives used in computing depreciation and amortization, including amortization of intangible assets; accounting for income taxes; and the estimated impact of contingencies and ongoing litigation. While management believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the condensed unaudited consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current period presentation.

Significant Accounting Policies

Except for adoption of the accounting pronouncements discussed below, there have been no material changes to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

Recently Issued Accounting Standards, Not Adopted as of June 30, 2012

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2012-02 on its indefinite-lived intangible asset impairment assessment methodology.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04, which the Company adopted as of January 1, 2012, is effective prospectively for interim and annual periods beginning after December 15, 2011. See fair value disclosures in Note 6 – Fair Value of Financial Instruments.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The objective of ASU 2011-05 is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the provisions in ASU 2011-05 relating to the presentation of reclassification adjustments. ASU 2011-12 reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before ASU 2011-05. The remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. ASU 2011-12, which the Company adopted as of January 1, 2012, is effective for reporting periods beginning after December 15, 2011. See the condensed unaudited consolidated statements of comprehensive income for related disclosures.

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

The following table provides details of the Company’s earnings per share calculations for the periods indicated (in thousands, except per share amounts). Note that earnings per share calculations may contain slight summation differences due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Net income attributable to MasTec:
Net income from continuing operations	$29,799	$41,812	$40,599	$56,855
Net income from discontinued operations	293	2,682	3,665	8,744

Basic net income attributable to MasTec	$30,092	$44,494	$44,264	$65,599

Weighted average shares outstanding	80,249	82,753	80,432	80,575

Basic earnings per share attributable to MasTec:
Continuing operations	$0.37	$0.51	$0.50	$0.71
Discontinued operations	—	0.03	0.05	0.11

Total basic earnings per share	$0.37	$0.54	$0.55	$0.81

Diluted
Net income attributable to MasTec:
Basic net income from continuing operations	$29,799	$41,812	$40,599	$56,855
Interest expense on Original 4.0% Notes, net of tax	58	58	116	213
Interest expense on Original 4.25% Notes, net of tax	19	19	38	114

Diluted net income from continuing operations	$29,876	$41,889	$40,753	$57,182
Net income from discontinued operations	293	2,682	3,665	8,744

Diluted net income attributable to MasTec	$30,169	$44,571	$44,418	$65,926

Shares:
Basic weighted average shares outstanding	80,249	82,753	80,432	80,575
Dilutive common stock equivalents	807	1,098	821	1,284
Dilutive premium shares, New 4.0% Notes	260	1,491	545	1,062
Dilutive premium shares, New 4.25% Notes	352	1,486	615	1,090
Dilutive shares, Original 4.0% Notes	612	612	612	1,115
Dilutive shares, Original 4.25% Notes	194	194	194	575

Diluted weighted average shares outstanding	82,474	87,634	83,219	85,701

Diluted earnings per share attributable to MasTec:
Continuing operations	$0.36	$0.48	$0.49	$0.67
Discontinued operations	—	0.03	0.04	0.10

Total diluted earnings per share	$0.37	$0.51	$0.53	$0.77

A total of 136,158 and 1,066 weighted average anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations for the three and six months ended June 30, 2012, respectively. There were no weighted average anti-dilutive common stock equivalents for the three or six months ended June 30, 2011.

Treasury Stock and Share Activity

During the fourth quarter of 2011, the Company’s Board of Directors authorized a $150 million share repurchase plan, under which the Company repurchased 4.6 million shares of common stock for $75.0 million during the year ended December 31, 2011. During the second quarter of 2012, the Company repurchased an additional 2.9 million shares under this plan for an aggregate purchase price of $43.8 million. The repurchased shares are held in the Company’s treasury. As of June 30, 2012, approximately $31.2 million remained available for share repurchases under this plan.

A summary of share activity for the six months ended June 30, 2012 is as follows (in thousands):

	Common Shares Outstanding	Treasury Shares
Balance as of December 31, 2011	80,569	4,594

Shares issued for stock options	32	—
Shares issued for restricted stock	112	—
Other shares issued	22	—
Common stock repurchases	(2,906)	2,906

Balance as of June 30, 2012	77,829	7,500

In July 2012, the Company repurchased an additional 2.0 million shares for an aggregate purchase price of $31.2 million, which completed the share repurchase plan.

Senior Convertible Notes – Diluted Share Impact

The Company had convertible notes outstanding during each of the three and six months ended June 30, 2012 and 2011. During the first quarter of 2011, the Company exchanged $105.3 million of its original 4.0% senior convertible notes (the “Original 4.0% Notes”) and $97.0 million of its original 4.25% senior convertible notes (the “Original 4.25% Notes” and, together with the Original 4.0% Notes, the “Original Notes”) for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and the “New 4.25% Notes,” respectively and, collectively, the “New Notes”). The terms of the New Notes are substantially identical to the Original Notes, except that the New Notes have an optional physical (common share), cash or combination settlement feature and contain certain conditional conversion features. Due to the optional cash settlement feature and management’s intent to settle the principal amount thereof in cash, the conversion shares underlying the outstanding principal amount of the New Notes, totaling approximately 13.0 million shares, are not required to be included in the Company’s diluted share count. If, however, the Company’s average stock price per share for the corresponding period exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, the resulting amount, in shares, of the premium over the principal amount is included in the Company’s diluted share count (“premium shares”).

The number of common shares issuable upon conversion of the Company’s Original Notes is reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if-converted” method to the extent their effect on the computation of earnings per share from continuing operations is dilutive. Under the “if-converted” method, net income from continuing operations is adjusted to add back the after-tax amount of interest recognized in the period associated with the convertible notes, and correspondingly, the convertible notes are assumed to have been converted with the resulting common shares added to weighted average shares outstanding. Premium shares associated with the New Notes are reflected in the calculation of diluted earnings per share to the extent that the Company’s average stock price for the corresponding period exceeded the respective conversion prices of the New Notes, beginning with the date of issuance, or the beginning of the period, as applicable.

The following table summarizes the principal amounts of the Company’s outstanding convertible notes for the periods indicated, including their respective classification within the computation of earnings per share for each period (in millions):

	Three and Six Months Ended June 30,
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

The Company’s average stock price for the three and six month periods ended June 30, 2012 and 2011 exceeded the conversion prices of the New Notes. The number of premium shares included in the Company’s diluted share count varies with fluctuations in the Company’s actual share price for the related periods. Higher share prices result in a greater number of equivalent premium shares. Details of the calculation underlying the number of premium shares included in the Company’s diluted share count for the periods indicated are as follows (in thousands, except per share amounts):

	As of and For the Three Months Ended June 30, 2012		As of and For the Six Months Ended June 30, 2012
	New 4.0% Notes	New 4.25% Notes	New 4.0% Notes	New 4.25% Notes
Principal amount	$105,322	$97,000	$105,322	$97,000
Conversion price per share	$15.76	$15.48	$15.76	$15.48

Number of conversion shares, principal amount	6,683	6,268	6,683	6,268

Weighted average actual per share price	$16.40	$16.40	$17.16	$17.16

Excess over principal amount	$4,261	$5,777	$9,345	$10,545

Weighted average equivalent premium shares	260	352	545	615

Note 3 – Acquisitions and Other Investments

Allocations of purchase prices for acquisitions are based on estimates of the fair value of consideration paid and the net assets acquired and are subject to adjustment upon finalization of these fair value estimates. During the second quarter of 2011, the Company acquired certain businesses, as discussed below and in Note 3 – Acquisitions and Other Investments of the Company’s financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. During the second quarter of 2012, the Company revised its preliminary allocations for certain of these acquisitions based on information about the facts and circumstances existing as of the respective dates of such acquisitions and for purchase price adjustments based on the final assets and net working capital, as prescribed by the relevant purchase agreements. These adjustments resulted in the recognition of, or adjusted the fair values of, certain acquired assets and liabilities, resulting in the revision of comparative prior period financial information. The effect of measurement period adjustments to the allocation of purchase price is as if the adjustments had been taken into account on the date of acquisition. All changes that do not qualify as measurement period adjustments are included in current period earnings.

EC Source

In November 2010, MasTec entered into a membership interest purchase agreement and invested $10 million in exchange for a 33% voting interest in EC Source Services LLC (“EC Source”) and a two-year option (the “EC Source Merger Option”) that granted MasTec the right, but not the obligation, to acquire the entirety of EC Source’s outstanding equity pursuant to the terms of a merger agreement. On April 29, 2011, the Company exercised its EC Source Merger Option and, effective May 2, 2011, acquired the remaining 67% membership interest in EC Source for a total ownership percentage of 100%, for an aggregate purchase price composed of 5,129,642 shares of MasTec common stock, $0.3 million in cash and a five year earn-out, valued at $25.0 million as of the date of acquisition. In addition, we assumed $8.6 million of debt, which relates primarily to equipment loans payable to the former owner of EC Source. The fair value of the 33% equity investment in EC Source was estimated to be $39.6 million immediately before the closing of the merger, resulting in a gain on remeasurement of $29.0 million, which was reflected as a component of other income in the Company’s results of operations during the second quarter of 2011.

The following table summarizes the estimated fair value of consideration paid and the final allocation of purchase price to the fair value of assets acquired and liabilities assumed as of the date of acquisition (in millions).

Purchase price consideration:
Shares transferred	$94.2
Cash	0.3
Fair value of contingent consideration (earn-out liability)	25.0

Total consideration transferred	$119.5

Fair value of equity investment	39.6

Fair value of total consideration	$159.1

Purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$21.0
Property and equipment	10.1
Pre-qualifications	31.3
Backlog	11.0
Non-compete agreements	1.5
Current liabilities	(13.4)
Debt	(8.6)
Deferred income taxes	(14.5)

Total identifiable net assets	$38.4

Goodwill	$120.7

Total consideration allocated	$159.1

EC Source’s earnings have been consolidated as of the effective date of the acquisition, May 2, 2011. Prior to the effective date of the acquisition, the Company’s investment in EC Source was accounted for under the equity method of accounting.

Fabcor

Effective April 1, 2011, MasTec acquired all of the issued and outstanding shares of Fabcor TargetCo Ltd. (“Fabcor Parent” and, together with its wholly-owned Canadian subsidiaries, Fabcor 2001, Inc. and Fabcor Pipelines B.C. Inc., “Fabcor”) for an aggregate purchase price composed of approximately $24.2 million in cash, including a $1.4 million post-closing purchase price adjustment based on Fabcor’s final closing tangible net worth and net working capital, recorded in the second quarter of 2012, and a five year earn-out, valued at $16.9 million as of the date of acquisition. In addition, we assumed $7.0 million of debt, which was repaid immediately.

The following table summarizes the estimated fair value of consideration paid and the allocation of purchase price as of the date of acquisition (in millions).

Purchase price consideration:
Cash	$24.2
Fair value of contingent consideration (earn-out liability)	16.9

Total consideration transferred	$41.1

Purchase price allocation to identifiable assets acquired and liabilities assumed:
Current assets	$24.3
Property and equipment	12.8
Trade names	0.7
Non-compete agreements	0.1
Customer relationships	3.1
Backlog	0.4
Current liabilities	(24.1)
Deferred income taxes and other liabilities	(4.3)

Total identifiable net assets	$13.0

Goodwill	$28.1

Total consideration allocated	$41.1

Fabcor’s earnings have been consolidated as of the effective date of the acquisition, April 1, 2011.

Other 2011 Acquisitions

During the second quarter of 2012, $3.9 million of additional goodwill and workers compensation liabilities related to the Halsted acquisition were recorded in the second quarter of 2012 as a result of final claims data for the pre-acquisition period. Also, the estimated fair value of the contingent consideration arrangement related to Optima was increased by $1.5 million in the second quarter of 2012 to reflect additional information and analysis. Refer to Note 3 – Acquisitions and Other Investments of the Company’s financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 for details of the Halsted and Optima acquisitions.

Revenues of $44.5 million and net income of $3.3 million resulting from the year over year incremental impact of the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the three months ended June 30, 2012, and revenues of $164.7 million and net income of $11.6 million resulting from the year over year incremental impact of the Company’s 2011 acquisitions are included in MasTec’s consolidated results of operations for the six months ended June 30, 2012.

Other Investments

Through a 60%-owned consolidated subsidiary, MasTec acquired a 34% interest in a rock extraction business in Panama (for a net beneficial ownership interest of 20.4%) during 2010. This investment is accounted for under the equity method of accounting. MasTec performed construction services for this investee and recognized revenues of approximately $0.4 million and $0.9 million, respectively, for the three months ended June 30, 2012 and 2011 and recognized revenues of $1.2 million and $1.7 million, respectively, for the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, receivables from this investee of approximately $7.3 million and $6.7 million, respectively, were outstanding, of which $4.9 million and $4.3 million, respectively, were classified as long term.

The Company has certain other cost and equity method investments. None of these investments were material individually or in the aggregate as of June 30, 2012 and no impairment charges related to these investments were recorded during the three or six months ended June 30, 2012 or 2011.

Note 4 – Discontinued Operations

In May 2012, Red Ventures exercised its option to acquire from the Company all of the issued and outstanding equity interests in DirectStar, which provides marketing and sales services on behalf of DIRECTV®. The sale of DirectStar to Red Ventures was consummated in June 2012. The Company sold DirectStar for a net purchase price of $98.9 million in cash. The DirectStar Business is presented as a discontinued operation in the Company’s condensed unaudited consolidated financial statements for all periods presented.

The following is a summary of assets and liabilities associated with the DirectStar Business as of the dates as indicated (in millions):

	May 31, 2012	December 31, 2011
Assets:
Current assets	$12.0	$9.8
Property, plant and equipment, net	1.2	1.4
Goodwill and other intangible assets, net	104.0	101.2

Assets of discontinued operations	$117.2	$112.4

Liabilities:
Accounts payable and accrued expenses	$10.6	$9.6
Other current liabilities, including accrued earn-outs	7.4	10.6

Liabilities of discontinued operations	$18.0	$20.2

Results from discontinued operations for the periods indicated were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$25.3	$34.0	$60.2	$73.3
Income before provision for income taxes	0.8	4.2	6.2	13.9
Loss on disposal before provision for income taxes	(0.2)	—	(0.2)	—

Provision for income taxes	$(0.3)	$(1.5)	$(2.3)	$(5.2)

Net income from discontinued operations	$0.3	$2.7	$3.7	$8.7

Included within the above results from discontinued operations are $0.1 million of depreciation and amortization for each of the three month periods ended June 30, 2012 and 2011 and $0.1 million and $0.2 million of depreciation and amortization for the six month periods ended June 30, 2012 and 2011, respectively.

Note 5 – Goodwill and Other Intangible Assets

The following table sets forth information for MasTec’s goodwill and intangible assets as of the dates indicated (in millions):

	June 30, 2012	December 31, 2011
Amortizing intangible assets: (1)
Gross carrying amount	$91.6	$97.6
Less: accumulated amortization	(52.7)	(52.8)

Amortizing intangible assets, net	$38.9	$44.8

Non-amortizing intangible assets:
Trade names	28.3	35.3
Pre-qualifications	31.3	31.3
Other	6.6	6.6

Non-amortizing intangible assets	$66.2	$73.2

Goodwill	$724.6	$815.1

Goodwill and other intangible assets	$829.7	$933.1

(1)	Consists principally of customer relationships, trade names and non-compete agreements with finite lives.

The following table provides a reconciliation of changes in goodwill and other intangible assets for the period indicated (in millions):

		Other Intangible Assets
	Goodwill	Non-amortizing	Amortizing	Total
Balance at December 31, 2011	$815.1	$73.2	$44.8	$933.1

Accruals of acquisition-related contingent consideration	6.3			6.3
Amortization expense			(5.7)	(5.7)
Assets sold in connection with discontinued operations	(96.8)	(7.0)	(0.2)	(104.0)

Balance at June 30, 2012	$724.6	$66.2	$38.9	$829.7

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs. The three levels of inputs that may be used are:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable market based inputs or other observable inputs.

Level 3 – Significant unobservable inputs that cannot be corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Carrying amounts and estimated fair values of financial instruments as of the dates indicated were as follows (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash surrender value of life insurance policies	$8.5	$8.5	$7.9	$7.9
Auction rate securities	$13.5	$13.5	$13.6	$13.6
Liabilities
Acquisition-related contingent consideration	$79.1	$79.1	$80.5	$80.5
7.625% senior notes	$150.0	$156.2	$150.0	$156.4
Original 4.0% Notes	$9.7	$11.6	$9.7	$12.5
Original 4.25% Notes	$3.0	$3.7	$3.0	$4.0
New 4.0% Notes	$99.5	$100.9	$98.2	$99.4
New 4.25% Notes	$91.0	$92.5	$89.9	$91.1

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash Surrender Value of Life Insurance Policies. Cash surrender values of life insurance policies are based on current cash surrender values as quoted by insurance carriers. Life insurance policies support the Company’s split dollar agreements and deferred compensation plan assets.

Auction Rate Securities. The fair value of the Company’s auction rate securities was estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. See Note 7 – Securities Available for Sale.

Acquisition-Related Contingent Consideration. Acquisition-related contingent consideration in the table above represents the estimated fair value of additional future earn-outs payable for acquisitions of businesses beginning with the acquisition of Precision Pipeline LLC in November of 2009. The fair value of such acquisition-related contingent consideration is based on management’s estimates and entity-specific assumptions, and is evaluated on an ongoing basis.

Debt. The estimated fair values of the Company’s 7.625% senior notes and Original Notes are based on quoted market prices. The estimated fair value of the debt component of the Company’s New Notes is calculated using an income approach, based on a discounted cash flow model. This method is based on management’s estimates of the Company’s market interest rate for a similar nonconvertible instrument. See Note 10 – Debt.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2012, the Company held certain assets and liabilities required to be measured at fair value on a recurring basis. The fair values of financial assets and liabilities measured on a recurring basis were determined using the following inputs as of the dates indicated (in millions):

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of June 30, 2012	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$8.5	$8.5	—	—
Auction rate securities	$13.5	—	—	$13.5
Liabilities
Acquisition-related contingent consideration	$79.1	—	—	$79.1

		Fair Value Measurements Using Inputs Considered as Significant
	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Cash surrender value of life insurance policies	$7.9	$7.9	—	—
Auction rate securities	$13.6	—	—	$13.6
Liabilities
Acquisition-related contingent consideration	$80.5	—	—	$80.5

The following tables provide a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis using significant unobservable inputs as of the dates indicated (in millions).

Three Months Ended June 30, 2012 and 2011:

	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets
Balances at March 31, 2011	$16.3	$2.7	$19.0
Redemption or sale of securities, cost basis	(4.6)	—	(4.6)
Reversal of unrealized losses on redeemed or sold securities	0.4	—	0.4
Changes in unrealized (losses)/gains included in other comprehensive income	—	(0.4)	(0.4)

Balances at June 30, 2011	$12.1	$2.3	$14.4

Balances at March 31, 2012	$12.0	$2.0	$14.0
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses)/gains included in other comprehensive income	(0.3)	(0.2)	(0.5)

Balances at June 30, 2012	$11.7	$1.8	$13.5

	Contingent Consideration
Liabilities
Balances at March 31, 2011	$45.0
Additions from new business combinations	50.9
Payments of contingent consideration	(12.2)

Balances at June 30, 2011	$83.7

Balances at March 31, 2012	$80.5
Changes in fair value recorded in earnings	—
Payments of contingent consideration	(1.4)

Balances at June 30, 2012	$79.1

Six Months Ended June 30, 2012 and 2011:	Auction Rate Securities
	Student Loan	Structured Finance Securities	Total
Assets
Balances at December 31, 2010	$16.4	$2.6	$19.0
Redemption or sale of securities, cost basis	(4.6)	—	(4.6)
Reversal of unrealized losses on redeemed or sold securities	0.4	—	0.4
Changes in unrealized (losses)/gains included in other comprehensive income	(0.1)	(0.3)	(0.4)

Balances at June 30, 2011	$12.1	$2.3	$14.4

Balances at December 31, 2011	$11.9	$1.7	$13.6
Changes in fair value recorded in earnings	—	—	—
Changes in unrealized (losses)/gains included in other comprehensive income	(0.2)	0.1	(0.1)

Balances at June 30, 2012	$11.7	$1.8	$13.5

	Contingent Consideration
Liabilities
Balances at December 31, 2010	$45.0
Additions from new business combinations	50.9
Payments of contingent consideration	(12.2)

Balances at June 30, 2011	$83.7

Balances at December 31, 2011	$80.5
Changes in fair value recorded in earnings	—
Payments of contingent consideration	(1.4)

Balances at June 30, 2012	$79.1

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis include items such as equity method investments, goodwill and long-lived assets, which are initially measured at fair value and are subsequently remeasured in the event of an impairment or other measurement event, if applicable. The Company had no significant assets or liabilities measured at fair value on a nonrecurring basis during the three or six month periods ended June 30, 2012 or 2011.

Note 7 – Securities Available For Sale

The Company’s securities available for sale consist of auction rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value of the structured finance security would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9%. The net default rate as of June 30, 2012 was estimated to be 6.23%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes.

Due to liquidity issues in the auction rate securities market, there was insufficient observable market data to determine the fair values of the Company’s auction rate securities as of June 30, 2012 or December 31, 2011. Therefore, their respective fair values were estimated by an independent valuation firm, Houlihan Capital Advisors, LLC, using a probability weighted discounted cash flow model. This valuation is sensitive to market conditions and management’s judgment and can change significantly based on the assumptions used. The following tables set forth the fair values of the Company’s auction rate securities by type of security and underlying credit rating as of the dates indicated (in millions):

	Underlying Credit Rating (1)
As of June 30, 2012	AAA	BB	CCC	Total
Student loans	$9.1	$2.6	$—	$11.7
Structured finance securities	—	—	1.8	1.8

Total auction rate securities	$9.1	$2.6	$1.8	$13.5

	Underlying Credit Rating (1)
As of December 31, 2011	AAA	CCC	Total
Student loans	$11.9	$—	$11.9
Structured finance securities	—	1.7	1.7

Total auction rate securities	$11.9	$1.7	$13.6

(1)	The Company’s auction rate securities maintain split ratings. For purposes of this table, securities are categorized according to their lowest rating.

As of June 30, 2012, the yields on the Company’s auction-rate securities ranged from 1.65% to 2.74%. These yields represent the predetermined “maximum” reset rates that occur upon auction failures according to the specific terms within each security’s governing documents. The issuers have been making interest payments when due.

Auction Rate Securities – Other Than Temporary Losses

If unrealized losses are believed to be other-than-temporary, an impairment charge is recorded. There were no other than temporary charges recognized for the three or six months ended June 30, 2012 or 2011. The Company’s structured finance security, for which cumulative credit losses of $3.3 million have been recognized, had a par value of $5.0 million and a cost basis of $1.7 million as of June 30, 2012.

Auction Rate Securities – Reconciliation of Cost Basis to Fair Value

The cost basis, gross cumulative unrealized (losses) gains and estimated fair values of the Company’s auction rate securities as of the dates indicated were as follows (in millions):

	June 30, 2012
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses)/Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.2)	$11.7
Auction rate securities – structured finance securities	1.7	0.1	1.8

Total auction rate securities	$14.6	$(1.1)	$13.5

	December 31, 2011
	Adjusted Cost Basis (1)	Gross Cumulative Unrealized (Losses) Gains	Fair Value
Auction rate securities – student loans	$12.9	$(1.0)	$11.9
Auction rate securities – structured finance securities	1.7	—	1.7

Total auction rate securities	$14.6	$(1.0)	$13.6

(1)	Adjusted cost basis reflects adjustments for credit and other losses recognized in earnings. Cumulative adjustments to the cost basis of securities held as of both June 30, 2012 and December 31, 2011 totaled $3.3 million. Par value of securities held as of both June 30, 2012 and December 31, 2011 was $17.9 million.

As of June 30, 2012, contractual maturities of the Company’s student loan auction rate securities ranged from 16 to 35 years, and for the structured finance security, 5 years.

Note 8 – Accounts Receivable, Net of Allowance

Accounts receivable, net of allowance, classified as current, consists of the following (in millions):

	June 30, 2012	December 31, 2011
Contract billings	$565.2	$398.8
Retainage	80.4	43.7
Costs and earnings in excess of billings	261.6	229.8

Accounts receivable, gross	$907.2	$672.3
Less allowance for doubtful accounts	(8.1)	(7.7)

Accounts receivable, net	$899.1	$664.6

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

The Company has trade receivables for certain “pay-when-paid” projects, which provide for payment through September 2016. These receivables have been recorded at their respective net present values, with the non-current portion recorded within other long-term assets. Imputed interest is recognized as interest income as earned. As of June 30, 2012, $6.6 million was outstanding, with $4.8 million recorded in other long-term assets.

Certain of the Company’s international subsidiaries utilize factoring of accounts receivable as short-term financing mechanisms. No material factoring transactions were entered into during the three or six months ended June 30, 2012, and the amount of related receivables outstanding as of June 30, 2012 was not material.

Note 9 – Property and Equipment, Net

Property and equipment, net, including property and equipment held under capital leases, is composed of the following as of the dates indicated (in millions):

	June 30, 2012	December 31, 2011
Land	$4.6	$4.7
Buildings and leasehold improvements	13.4	12.5
Machinery and equipment	425.8	388.2
Office furniture and equipment	83.4	77.1

Total property and equipment	$527.2	$482.5
Less accumulated depreciation	(244.6)	(215.9)

Property and equipment, net	$282.6	$266.6

Depreciation expense for the three months ended June 30, 2012 and 2011 was $19.2 million and $14.7 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $37.3 million and $27.8 million, respectively.

Note 10 – Debt

The carrying value of debt is composed of the following as of the dates indicated (in millions):

Description	Maturity Date	June 30, 2012	December 31, 2011
Credit facility	August 22, 2016	$63.8	$60.0
7.625% senior notes	February 1, 2017	150.0	150.0
New 4.0% Notes, $105.3 million principal amount	June 15, 2014	99.5	98.2
New 4.25% Notes, $97.0 million principal amount	December 15, 2014	91.0	89.9
Original 4.0% Notes	June 15, 2014	9.7	9.7
Original 4.25% Notes	December 15, 2014	3.0	3.0
Capital lease obligations, weighted average interest rate of 3.3%	In installments through June 2019	56.5	40.6
Notes payable for equipment, weighted average interest rate of 3.7%	In installments through October 2015	36.4	43.5

Total debt		$509.9	$494.9
Less current maturities		(42.7)	(34.2)

Long-term debt		$467.2	$460.7

Credit Facility

As of June 30, 2012, the Company had outstanding under its credit facility, also referred to as the “Credit Facility,” revolving loans of $63.8 million and approximately $104.0 million of letters of credit. The remaining $432.2 million of Credit Facility borrowing capacity was available in its entirety for revolving loans or up to $246.0 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2012, interest on outstanding revolving loans accrued at a rate of approximately 3.87% per annum, and interest on outstanding letters of credit accrued at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. The unused facility fee as of June 30, 2012 was 0.40%.

Senior Convertible Notes

During the first quarter of 2011, the Company exchanged $105.3 million of its Original 4.0% Notes and $97.0 million of its Original 4.25% Notes for identical principal amounts of New 4.0% Notes and New 4.25% Notes. The Company has divided the principal balance of the New Notes between the fair value of the debt component and the fair value of the common stock conversion feature. The resulting total debt discount of $17.4 million for the New Notes will be accreted to interest expense over the remaining terms of the New Notes. This will increase interest expense during the terms of the New Notes above their 4.0% and 4.25% cash coupon interest rates to an effective combined interest rate of 6.73%. The fair value of the common stock conversion feature is recorded as a component of shareholders’ equity. The carrying values of the debt and equity components of the New Notes as of June 30, 2012 were as follows (in millions):

	June 30, 2012
	New 4.0% Notes	New 4.25% Notes
Principal amount	$105.3	$97.0
Unamortized debt discount	(5.5)	(5.7)
Unamortized balance of investor fees	(0.3)	(0.3)

Net carrying amount of debt component	$99.5	$91.0

Carrying amount of equity component	$8.9	$8.5

Debt Guarantees and Covenants

The Company’s 7.625% senior notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company’s Credit Facility or other outstanding indebtedness. See supplemental financial information in Note 17 – Supplemental Guarantor Financial Information.

MasTec was in compliance with all provisions and covenants pertaining to its outstanding debt instruments as of June 30, 2012 and December 31, 2011.

Interest Expense, Net

Details of interest expense, net, classified within continuing operations for the periods indicated is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense:
Contractual interest payments and other interest expense	$7.5	$6.8	$14.5	$13.1
Senior convertible note discount and related investor fee accretion	1.2	0.9	2.4	1.9
Amortization of deferred financing costs	0.9	0.8	1.8	1.6

Total interest expense	$9.6	$8.5	$18.7	$16.6
Interest income	(0.1)	(0.2)	(0.2)	(0.4)

Interest expense, net	$9.5	$8.3	$18.5	$16.2

Note 11 – Stock-Based Compensation

The Company has certain stock-based compensation plans that have stock options and restricted share awards outstanding as of June 30, 2012. Under plans currently in effect, there were a total of 4,174,586 shares available for grant as of June 30, 2012. Details of total stock-based compensation expense and related tax benefits for the periods indicated were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock based compensation expense:
Restricted share awards	$1.2	$0.9	$2.2	$1.8
Stock options	—	—	—	—

Total stock based compensation expense	$1.2	$0.9	$2.2	$1.8

Income tax benefit from stock based compensation:
Restricted share awards	$0.4	$0.5	$0.8	$1.6
Stock options	—	0.5	0.1	2.5

Total income tax benefit from stock based compensation	$0.4	$1.0	$0.9	$4.1

Excess tax benefit from stock based compensation:
Vested restricted shares (1)	$—	$0.1	$—	$1.0
Stock options exercised (1)	—	0.5	0.1	2.4

Total excess tax benefit from stock based compensation	$—	$0.6	$0.1	$3.4

(1)	Excess tax benefits, which represent cash flows from tax deductions in excess of compensation expense recognized for stock options exercised and vested restricted shares, are classified as financing cash flows in the Company’s condensed unaudited consolidated statements of cash flows.

During the three and six month periods ended June 30, 2012, the Company granted 30,651 and 170,004 restricted share awards, respectively. Total unearned compensation related to restricted share awards as of June 30, 2012 was $7.4 million, which is expected to be recognized over a weighted average period of approximately 2 years. The intrinsic value of options exercised during each of the three and six month periods ended June 30, 2012 was $0.3 million. Proceeds received from options exercised during the three and six month periods ended June 30, 2012 totaled $0.5 million and $0.8 million, respectively.

Note 12 – Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses from securities available for sale, and losses from non-controlling interests. See condensed unaudited consolidated statements of comprehensive income for details. Accumulated other comprehensive losses of $7.9 million as of both June 30, 2012 and December 31, 2011, were primarily attributable to unrealized losses on securities available for sale, net of tax, and foreign currency translation losses and/or gains.

Note 13 – Income Taxes

The Company’s consolidated tax rates on income from continuing operations for the three month periods ended June 30, 2012 and 2011 were 39.7% and 39.2%, respectively, and for the six month periods ended June 30, 2012 and 2011 were 39.8% and 39.2%, respectively. In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which the Company operates. The impact of significant discrete items is separately recognized in the quarter(s) in which they occur.

Note 14 – Commitments and Contingencies

In addition to the matters discussed below, MasTec is subject to a variety of legal cases, claims and other disputes that arise from time to time in the ordinary course of its business. MasTec cannot provide assurance that it will be successful in recovering all or any of the potential damages it has claimed or in defending claims against it

Legacy Litigation. MasTec is subject to litigation, some of which dates from the period 2001 through 2006.

Outstanding Legacy Litigation

The Company is vigorously pursuing claims in excess of $5 million against Aon Risk Services, Inc. of Florida, an insurance broker, for breach of contract and breach of fiduciary duty for the losses arising from a denial of insurance coverage. Discovery is ongoing.

The labor union representing the workers of Sistemas e Instalaciones de Telecomunicacion S.A. (“Sintel”), a former MasTec subsidiary that was sold in 1998, filed a claim that initiated an investigative action with the Audiencia Nacional, a Spanish federal court, against Telefonica and dozens of other defendants including current and former officers and directors of MasTec (including Jorge Mas, Chairman of the Company’s Board of Directors) and Sintel, relating to Sintel’s 2000 bankruptcy. The labor union alleged Sintel and its creditors were damaged in the approximate amount of 300 million euros (approximately $380 million as of June 30, 2012). In June 2009, the Audiencia Nacional issued an order that the trial phase was commencing against the MasTec defendants and other defendants.

On June 14, 2012, the Sintel trial began. As a consequence of the MasTec defendant’s arguments and presentation of evidence, a meeting with the prosecutor took place on July 24, 2012. At that meeting, a tentative agreement (the “Agreement”) was reached which would result in the exoneration of the MasTec defendants (including an acknowledgement that the MasTec defendants acted in good faith and did not cause Sintel’s bankruptcy) and the dismissal of all the charges against them (including Jorge Mas, our Chairman). The trial is expected to continue in November 2012 against the non-MasTec defendants.

In order to avoid significant legal fees and the potential liabilities resulting from the actions of other Spanish defendants for which MasTec may be financially responsible under a theory of subsidiary (or vicarious) liability, the uncertainty of a trial before a foreign tribunal such as the Audiencia Nacional and to eliminate management time devoted to this matter, we entered into the Agreement. MasTec expects to record a pre-tax charge of approximately $10 million in the third quarter of 2012, if consummated. As part of this Agreement, MasTec would be dismissed from the case with prejudice. This Agreement is subject to further negotiation and satisfaction of several conditions. There can be no assurance that the Agreement will be completed.

Other Outstanding Litigation

During 2010 and 2011, pursuant to a written contract, the Company provided certain construction services for the City of Marathon in Marathon, Florida. We completed those services in 2011. At the end of 2011, the Company had still not been paid for all of the work performed on the project. In December 2011, the Company filed a lawsuit seeking in excess of $6 million against the City of Marathon for breach of contract and against the City of Marathon’s engineers for professional negligence. The City of Marathon and the engineers filed answers denying liability and claiming that the Company breached the contract. The Company is pursuing and will continue to vigorously pursue these claims.

Other Commitments and Contingencies

Leases. In the ordinary course of business, the Company enters into non-cancelable operating leases for certain of its facility, vehicle and equipment needs, including related party leases. These leases allow the Company to conserve cash by paying a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations was approximately $61.3 million and $44.7 million for the three month periods ended June 30, 2012 and 2011, respectively, and was approximately $100.7 million and $85.4 million for the six month periods ended June 30, 2012 and 2011.

Letters of Credit. In the ordinary course of business, the Company is required to post letters of credit for its insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that the Company has failed to perform specified actions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit, which, depending upon the circumstances, could result in a charge to earnings. As of June 30, 2012 and December 31, 2011, the Company had $104.0 million and $90.0 million, respectively, of standby letters of credit issued under its Credit Facility. The Company is not aware of any material claims relating to outstanding letters of credit as of June 30, 2012 and December 31, 2011.

Performance and Payment Bonds. In the ordinary course of business, MasTec is required by certain customers to provide performance and payment bonds for some of the Company’s contractual commitments related to projects in process. These bonds provide a guarantee to the customer that the Company will perform under the terms of a contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2012, the estimated cost to complete projects secured by the Company’s $981.5 million in performance and payment bonds was $283.8 million. As of December 31, 2011, the estimated cost to complete projects secured by the Company’s $905.7 million in performance and payment bonds was $330.0 million.

Self-Insurance. MasTec maintains insurance policies subject to per claim deductibles of $1 million for its workers’ compensation policy, $2 million for its general liability policy and $2 million for its automobile liability policy. The Company has excess umbrella coverage up to $100 million per claim and in the aggregate. As of June 30, 2012 and December 31, 2011, MasTec’s liability for unpaid claims and associated expenses, including incurred but not reported losses related to its workers compensation, general liability and automobile liability insurance policies, was $47.8 million and $39.1 million, respectively, of which $31.5 million and $22.3 million, respectively, was reflected within non-current other liabilities.

MasTec also maintains an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. MasTec’s liability for employee group claims as of June 30, 2012 and December 31, 2011 was $1.6 million and $1.4 million, respectively.

The Company is required to post letters of credit and provide cash collateral to certain of its insurance carriers and to obtain surety bonds in certain states in which the Company is self-insured. As of both June 30, 2012 and December 31, 2011, these letters of credit amounted to $51.4 million. In addition, cash collateral deposited with insurance carriers, which is included in other long-term assets in the consolidated balance sheets, amounted to $2.0 million as of both June 30, 2012 and December 31, 2011. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $7.1 million as of both June 30, 2012 and December 31, 2011.

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

Based upon the information available to the Company from plan administrators as of June 30, 2012, several of the multi-employer pension plans in which the Company’s subsidiaries participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose on the employers contributing to such plan a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency. The Company’s subsidiaries have been notified that certain plans to which they contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds the Company may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

During the three and six month periods ended June 30, 2012 and 2011, total contributions to these plans, and the related number of employees covered by these plans, ranged as follows:

	Number of Employees		Contributions to Multi-Employer Plans (in millions)
	Low	High
Three Months Ended June 30,
2012	1,608	2,509	$9.7
2011	767	1,538	$4.6

Six Months Ended June 30,
2012	308	2,509	$13.3
2011	767	1,538	$10.2

On November 15, 2011, the Company, along with other members of the Pipe Line Contractors Association (“PLCA”), voluntarily withdrew from the Central States Southeast and Southwest Areas Pension Fund (“Central States”), a defined benefit multi-employer pension plan. In connection with this withdrawal, the Company recorded a $6.4 million withdrawal liability based on an estimate provided by the plan administrator of such liability as of the date of withdrawal. The Company withdrew from the Central States Plan in order to mitigate its liability in connection with the plan, which is in critical status; however, the plan has asserted that the PLCA members did not effectively withdraw on November 15, 2011. Although the Company believes that it legally and effectively withdrew from the plan on November 15, 2011, if the plan were to prevail in its assertion that the Company in fact withdrew after that date, then the amount of the Company’s withdrawal liability would increase. In addition, if this plan were to undergo a mass withdrawal, as defined by the Pension Benefit Guaranty Corporation, within the three year period commencing with the beginning of the calendar year during which the Company withdrew from the plan, there could be additional liability. The Company currently does not have plans to withdraw from any other multi-employer pension plan.

Indemnities. The Company generally indemnifies its customers for the services it provides under its contracts, as well as other specified liabilities, which may subject the Company to indemnity claims, liabilities and related litigation. As of June 30, 2012 and December 31, 2011, the Company was not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

Note 15 – Concentrations of Risk

The Company had approximately 310 customers as of June 30, 2012, which included some of the largest and most prominent companies in the communications, utilities and government industries. MasTec’s customers include public and private energy providers, pipeline operators, wireless service providers, satellite and broadband operators, local and long distance carriers and government entities. The industries served by MasTec’s customers include, among others: utilities (including electrical utility transmission and distribution; power generation; natural gas and petroleum pipeline infrastructure; wind farms, solar farms and other renewable energy; and industrial infrastructure), communications (including wireless, wireline and satellite communications) and government (including water, sewer and other utility and communications work on military bases).

Customer revenue by industry from continuing operations for the periods indicated is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Communications	$389.1	39%	$359.0	50%	$727.9	42%	$665.8	51%
Utilities	595.8	60%	346.8	48%	990.5	57%	611.1	47%
Government	7.3	1%	11.1	2%	17.5	1%	19.3	2%

	$992.2	100%	$716.9	100%	$1,735.9	100%	$1,296.2	100%

Revenue concentration information, as a percent of total consolidated revenue from continuing operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue from top ten customers	69%	73%	68%	76%
Revenue from specific customers:
AT&T	17%	25%	18%	27%
DIRECTV®	14%	17%	17%	18%

In addition, the Company derived 12% and 16% of revenues from continuing operations for the three and six month periods ended June 30, 2011 from El Paso Corporation, respectively.

Foreign Operations. The Company has operations in Canada as well as in parts of Latin America and the Caribbean. For the three months ended June 30, 2012 and 2011, revenues of $38.7 million and $20.6 million, respectively, were derived from foreign operations and for the six months ended June 30, 2012 and 2011, revenues of $102.7 million and $22.6 million, respectively, were derived from foreign operations. In addition, the Company held property and equipment in foreign countries valued at $12.7 million as of both June 30, 2012 and December 31, 2011.

Note 16 – Related Party Transactions

MasTec leases employees to a customer, in which Jorge Mas and Jose Mas own a minority interest. For the three month periods ended June 30, 2012 and 2011, MasTec charged approximately $137,000 and $108,000, respectively, to the customer, and charged $259,000 and $216,000, respectively, for the six month periods ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, $899,000 and $860,000, respectively, attributable to this arrangement was included as accounts receivable. The Company additionally provides satellite communication services to this customer. For each of the three month periods ended June 30, 2012 and 2011, revenues relating to this customer were approximately $262,000 and for each of the six month periods ended June 30, 2012 and 2011, revenues relating to this customer were approximately $607,000. As of June 30, 2012 and December 31, 2011, approximately $962,000 and $775,000, respectively, is included as trade accounts receivable for satellite communication services provided to this customer.

Split Dollar and Deferred Bonus Agreements

MasTec has a split dollar agreement and deferred bonus agreement with Jorge Mas. The Company paid approximately $284,000 in connection with these agreements for the three and six months ended June 30, 2012. No payments were made in connection with these agreements for the three month period ended June 30, 2011. For the six month period ended June 30, 2011, MasTec paid approximately $284,000 in connection with the split dollar agreements for Jorge Mas. MasTec also has a split dollar agreement and a deferred bonus agreement with Jose Mas. For the three and six month periods ended June 30, 2012 and 2011, no payments were made in connection with the agreements for Jose Mas.

The Company adjusts the value of life insurance policies associated with the split dollar agreements each period based on their current cash surrender values. The estimated fair value of these life insurance policies as of June 30, 2012 and December 31, 2011 of $8.5 million and $7.9 million, respectively, is included in other assets in the condensed unaudited consolidated balance sheets.

Note 17 – Supplemental Guarantor Financial Information

The senior notes, New Notes and Original Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by the Company’s existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of the Company’s Credit Facility or other outstanding indebtedness (the “Guarantor Subsidiaries”). The Company’s subsidiaries organized outside of the U.S. and certain domestic subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee senior notes, New Notes and Original Notes. The subsidiary guarantees with respect to the senior notes, New Notes and Original Notes are subject to release in certain customary circumstances including upon the sale of a majority of the capital stock or substantially all of the assets of the subsidiary guarantor; if the guarantee under our Credit Facility and other indebtedness is released or discharged (other than due to payment under such guarantee); or when the requirements for legal defeasance are satisfied or the obligations are discharged in accordance with the related indentures.

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

CONDENSED UNAUDITED CONSOLIDATING BALANCE SHEET

As of June 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Assets
Current assets	$—	$971,872	$87,716	$—	$1,059,588
Property and equipment, net	—	269,861	12,700	—	282,561
Goodwill and other intangible assets, net	—	798,374	31,313	—	829,687
Net investments in and advances to (from) consolidated affiliates	815,809	193,526	(74,807)	(934,528)	—
Other assets	7,701	40,448	7,337	—	55,486

Total assets	$823,510	$2,274,081	$64,259	$(934,528)	$2,227,322

Liabilities and Shareholders’ Equity
Current liabilities	$21	$691,125	$28,594	$—	$719,740
Long-term debt	—	467,132	68	—	467,200
Other liabilities	—	207,289	17,423	—	224,712

Total liabilities	$21	$1,365,546	$46,085	$—	$1,411,652

Total shareholders’ equity	$823,489	$908,535	$18,174	$(934,528)	$815,670

Total liabilities and shareholders’ equity	$823,510	$2,274,081	$64,259	$(934,528)	$2,227,322

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,622,172	$114,713	$(1,020)	$1,735,865
Costs of revenue, excluding depreciation and amortization	—	1,432,657	97,846	(1,020)	1,529,483
Depreciation and amortization	1	41,505	1,309	—	42,815
General and administrative expenses	749	71,616	6,081	—	78,446
Interest expense, net	—	18,398	81	—	18,479
Other (income) expense, net	—	(1,042)	226	—	(816)

Income (loss) from continuing operations before provision for income taxes	$(750)	$59,038	$9,170	$—	$67,458
Benefit (provision) for income taxes	309	(24,316)	(2,858)	—	(26,865)

Income (loss) from continuing operations	$(441)	$34,722	$6,312	$—	$40,593
Income from discontinued operations, net of tax	—	3,665	—	—	3,665
Equity in income from subsidiaries, net of tax	44,699	—	—	(44,699)	—

Net income	$44,258	$38,387	$6,312	$(44,699)	$44,258
Net loss attributable to non-controlling interests –continuing operations	—	—	(6)	—	(6)

Net income (loss) attributable to MasTec, Inc.	$44,258	$38,387	$6,318	$(44,699)	$44,264

Comprehensive income (loss)	$44,215	$38,387	$6,435	$(44,699)	$44,338

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Revenue	$—	$1,271,949	$24,227	$—	$1,296,176
Costs of revenue, excluding depreciation and amortization	—	1,098,641	18,921	—	1,117,562
Depreciation and amortization	—	32,838	690	—	33,528
General and administrative expenses	1,109	61,013	2,981	—	65,103
Interest expense, net	—	16,041	128	—	16,169
Gain on remeasurement of equity interest in acquiree	—	(29,041)	—	—	(29,041)
Other (income) expense, net	—	(741)	52	—	(689)

Income (loss) from continuing operations before provision for income taxes	$(1,109)	$93,198	$1,455	$—	$93,544
Benefit (provision) for income taxes	428	(36,414)	(721)	—	(36,707)

Income (loss) from continuing operations	$(681)	$56,784	$734	$—	$56,837
Income from discontinued operations, net of tax	—	8,744	—	—	8,744
Equity in income from subsidiaries, net of tax	66,262	—	—	(66,262)	—

Net income	$65,581	$65,528	$734	$(66,262)	65,581
Net loss attributable to non-controlling interests – continuing operations	—	—	(18)	—	(18)

Net income (loss) attributable to MasTec, Inc.	$65,581	$65,528	$752	$(66,262)	$65,599

Comprehensive income (loss)	$65,622	$65,528	$751	$(66,262)	$65,639

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$(697)	$9,490	$(27,943)	$—	$(19,150)

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	$—	$(15,862)	$—	$—	$(15,862)
Capital expenditures	—	(27,457)	(1,033)	—	(28,490)
Proceeds from sale of assets	—	3,808	—	—	3,808
Proceeds from disposal of business, net	—	97,728	—	—	97,728
Investments in life insurance policies	(284)	—	—	—	(284)

Net cash provided by (used in) investing activities	$(284)	$58,217	$(1,033)	$—	$56,900

Cash flows (used in) provided by financing activities:
Proceeds from credit facility	$—	$422,550	$—	$—	$422,550
Repayments of credit facility	—	(418,750)	—	—	(418,750)
Repayments of other borrowings	—	(10,542)	—	—	(10,542)
Proceeds from (repayments of) bank overdrafts	—	9,616	—	—	9,616
Payments of capital lease obligations	—	(9,649)	(19)	—	(9,668)
Proceeds from stock options exercises and other share-based awards	766	—	—	—	766
Excess tax benefit from stock-based compensation	—	70	—	—	70
Purchases of treasury stock	(35,087)	—	—	—	(35,087)
Payments of financing costs	—	(115)	—	—	(115)
Net financing activities and advances (to) from consolidated affiliates	35,302	(68,286)	32,984	—	—

Net cash provided by (used in) financing activities	$981	$(75,106)	$32,965	$—	$(41,160)

Net increase (decrease) in cash and cash equivalents	—	(7,399)	3,989	—	(3,410)
Net effect of currency translation on cash	—	(112)	56	—	(56)
Cash and cash equivalents – beginning of period	—	16,240	4,040	—	20,280

Cash and cash equivalents – end of period	$—	$8,729	$8,085	$—	$16,814

CONDENSED UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011 (in thousands)

	MasTec, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated MasTec, Inc.
Net cash provided by (used in) operating activities	$(583)	$2,169	$3,808	$—	$5,394

Cash flows used in investing activities:
Cash paid for acquisitions, net, including contingent consideration	(31,236)	(36,985)	(9,444)	—	(77,665)
Capital expenditures	—	(31,732)	(241)	—	(31,973)
Proceeds from sale of assets	—	2,516	—	—	2,516
Proceeds from redemption of investments	—	4,600	—	—	4,600
Investments in life insurance policies	(284)	—	—	—	(284)

Net cash used in investing activities	$(31,520)	$(61,601)	$(9,685)	$—	(102,806)

Cash flows (used in) provided by financing activities:
Repayments of other borrowings	—	(5,520)	—	—	(5,520)
Repayments from (repayments of) bank overdrafts	—	753	1,647	—	2,400
Payments of capital lease obligations	—	(9,329)	(10)	—	(9,339)

Proceeds from stock options exercises and other share-based awards	10,673	—	—	—	10,673
Excess tax benefit from stock-based compensation	—	3,415	—	—	3,415
Payments of financing costs	—	(1,000)	—	—	(1,000)
Net financing activities and advances (to) from consolidated affiliates	21,430	(30,796)	9,366	—	—

Net cash (used in) provided by financing activities	$32,103	$(42,477)	$11,003	$—	$629

Net increase (decrease) in cash and cash equivalents	—	(101,909)	5,126	—	(96,783)
Net effect of currency translation on cash	—	—	35	—	35
Cash and cash equivalents – beginning of period	—	177,224	380	—	177,604

Cash and cash equivalents – end of period	$—	$75,315	$5,541	$—	$80,856

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our business and industry and the assumptions upon which these statements are based. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or dispositions. Words such as “anticipates,” “expects,” “intends,” “will,” “could,” “would,” “should,” “may,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

These risks and uncertainties include those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, including those described under “Risk Factors” in the Form 10-K, as amended, as updated by Item 1A, “Risk Factors” in this report and other of our SEC filings. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our business, financial position and results of operations as of and for the three and six months ended June 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the condensed unaudited consolidated financial statements and notes contained in this Form 10-Q and the audited consolidated financial statements and accompanying notes contained in our Form 10-K, as amended, for the year ended December 31, 2011.

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

Including our predecessor companies, we have been in business for more than 80 years. We offer our services primarily under the MasTec service mark and, as of June 30, 2012, we had approximately 13,500 employees and approximately 380 locations. We have been consistently ranked among the top specialty contractors by Engineering News-Record for the past five years.

We serve a diversified customer base, which includes some of the leading communications and utility companies in the United States. For the quarter ended June 30, 2012, our top ten customers for our continuing operations were AT&T, DIRECTV®, Mid-American Energy, Energy Transfer Company, Duke Energy, Dominion Virginia Power, Chesapeake Midstream Partners LP, EQT Corporation, DCP Midstream and enXco. We have longstanding relationships with many customers and often provide services under multi-year master service agreements and other service agreements. Because our business is concentrated among relatively few major customers, our business could be negatively impacted if the amount of business we obtain from these customers is reduced or if we complete the required work on projects and cannot replace them with similar projects.

Revenue concentration information, as a percent of total consolidated revenue from continuing operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue from top ten customers	69%	73%	68%	76%

Revenue from specific customers:
AT&T	17%	25%	18%	27%
DIRECTV®	14%	17%	17%	18%

In addition, we derived 12% and 16%, respectively, of our revenues for the three and six month periods ended June 30, 2011 from El Paso Corporation.

Our relationship with AT&T is primarily based upon master service agreements, other service agreements and construction/installation contracts for both AT&T’s wireless and wireline infrastructure businesses. Our relationship with DIRECTV® is based upon an agreement to provide installation and maintenance services for DIRECTV®.

Recent Developments

In May 2012, Red Ventures exercised its option to purchase the DirectStar Business. DirectStar provides marketing and sales services on behalf of DIRECTV®. We consummated the sale of DirectStar to Red Ventures in June 2012 for a net sales price of $98.9 million in cash. As a result, the DirectStar Business is presented as a discontinued operation in the condensed unaudited consolidated financial statements for all periods presented. For the six month period ended June 30, 2012, revenues and pre-tax income of $60.2 million and $6.2 million, respectively, were reported within our results from discontinued operations associated with the sale of the DirectStar Business. In addition, a pre-tax loss of $0.2 million was recorded in connection with the sale. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements for details.

For more details regarding our disposition of the DirectStar Business, please see our unaudited pro forma condensed consolidated balance sheet as of March 31, 2012 and our unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2012 and the year ended December 31, 2011, including the notes thereto, which were filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 18, 2012.

The following discussion set forth under “Overview of Financial Results” refers only to our results from continuing operations.

Overview of Financial Results

Second quarter revenue grew to $992.2 million, an increase of $275.3 million, or 38.4%, from the prior year. Organic revenue grew by $230.8 million, or 32.2%, versus the same period in the prior year. Strong end-user demand for power generation and industrial, electrical transmission and oil and gas pipeline and facility projects contributed to this growth. While overall revenues from oil and gas pipeline and facility projects increased versus the prior year due to increased levels of activity in the shale basins, long-haul pipeline project revenues decreased as a result of completion of the Ruby pipeline project in the third quarter of 2011.

Costs of revenue, excluding depreciation and amortization, as a percent of revenue increased from 85.9% in the second quarter of 2011 to 87.9% in 2012. This increase was driven primarily by lower margins on oil and gas pipeline and facility projects as compared with 2011, caused by approximately $25 million of losses on two pipeline projects.

Depreciation and amortization expense and general and administrative costs also increased, due in part to our 2011 acquisitions, as well as from increased levels of investment in our business. While depreciation and amortization and general and administrative costs increased in dollar terms, as a percentage of revenue, they declined versus the same period in the prior year. This improvement is largely due to improved leverage of these costs as a result of higher revenues.

Second quarter 2012 net income from continuing operations was $29.8 million, or $0.36 per diluted share. Second quarter 2011 net income from continuing operations of $41.8 million includes a gain of $17.7 million, net of tax, or $0.20 per diluted share, from the remeasurement of our equity investment in EC Source, which is discussed in Note 3 – Acquisitions and Other Investments in the notes to our condensed unaudited consolidated financial statements. Excluding this gain, second quarter 2011 net income from continuing operations and diluted earnings per share were $24.1 million and $0.28 per share, respectively. As compared with our second quarter 2011 results, excluding the gain on remeasurement, income from continuing operations and diluted earnings per share increased by approximately $5.6 million and $0.09 per share, respectively, or 23.4% and 31.3%, respectively. See “Adjusted Income and Adjusted Net Income per Diluted Share” below.

Diluted earnings per share was favorably impacted by a lower number of dilutive shares outstanding as compared to the prior year because we had fewer dilutive “premium” shares due to a lower average stock price, as well as from the favorable impact of treasury stock purchases beginning in 2011. See Note 2 – Earnings Per Share in the notes to the condensed unaudited consolidated financial statements.

Economic, Industry and Market Factors

We recognize that we continue to operate in a challenging business environment, as do our customers. We closely monitor the effects that changes in economic and market conditions may have on our customers. General economic conditions, as well as the highly competitive nature of our industry, have resulted in pricing pressure for the services we provide. Work is often awarded through a bidding process, where price is a principal factor in the selection process. In the face of increased pricing pressure, we strive to maintain our profit margins through productivity improvements and cost reduction programs. Other market and industry factors, such as tightened access to capital for customers in the industries we serve and/or changes to our customers’ capital spending plans, can result, and have resulted, in decreased levels of demand in certain portions of our business, such as our power generation and industrial projects, which were negatively impacted by such trends in 2011, and our wireless projects, which have been negatively impacted by reduced work order volume during the first half of 2012. In addition, we operate in industries affected by market and regulatory impacts beyond our control. Changes in technology, tax and other incentives, renewable energy portfolio standards and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. Fluctuations in market prices for oil, gas and other fuel sources can also impact demand for our oil and gas pipeline and facility construction services, as well as our power generation and industrial construction services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows.

Impact of Seasonality and Cyclical Nature of Business

Our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules and timing, particularly for large non-recurring projects, and holidays. Typically, our revenues are lowest in the first quarter of the year because cold, snowy or wet conditions cause delays. Revenues in the second quarter are typically higher than in the first quarter, as some projects begin, but continued cold and wet weather can often impact second quarter productivity. The third and fourth quarters are typically the best of the year, as a greater number of projects are underway and weather is normally more accommodating to work on projects. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive impact on our revenues. However, the holiday season and inclement weather can cause delays, which could reduce revenues and increase costs on affected projects. Any quarter may be positively or negatively affected by out of the ordinary weather patterns, such as excessive rainfall or warm winter weather, making it difficult to predict quarterly revenue and profitability variations

Additionally, our industry tends to be highly cyclical. Fluctuations in end-user demand within the industries we serve, or in the supply of services within those industries, can impact demand for our services. As a result, our revenues may be adversely affected by industry declines or by delays in new projects. Variations in project schedules or unanticipated changes in project schedules, in particular in connection with large construction and installation projects, can create fluctuations in revenues, which may adversely affect us in a given period. The financial condition of our customers and their access to capital; variations in project profitability; regional, national and global economic and market conditions; regulatory or environmental influences; and acquisitions, dispositions or strategic investments can also materially affect quarterly results. Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Revenue

Customer revenues from continuing operations by industry for the periods indicated were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Communications	$389.1	39%	$359.0	50%	$727.9	42%	$665.8	51%
Utilities	595.8	60%	346.8	48%	990.5	57%	611.1	47%
Government	7.3	1%	11.1	2%	17.5	1%	19.3	2%

	$992.2	100%	$716.9	100%	$1,735.9	100%	$1,296.2	100%

Approximately 40% of our revenue is derived from projects performed under master service and other service agreements, which are generally multi-year agreements. Certain of our master service agreements are exclusive up to a specified dollar amount per work order for each defined geographic area, but do not obligate our customers to undertake any large infrastructure projects or other work with us. Work performed under master service and other service agreements is typically generated through work orders, each of which is performed for a fixed fee. Services provided under these agreements range from engineering, project management and installation work to maintenance and upgrade services. Master service agreements and other service agreements are frequently awarded on a competitive bidding basis, although customers are sometimes willing to negotiate contract extensions beyond their original terms without re-bidding. Our master service and other service agreements have various terms, depending upon the nature of the services provided, and typically provide for termination on short or no advance notice.

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

Revenues from continuing operations by type of contract for the periods indicated were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Master service and other service agreements	$397.3	40%	$397.7	55%	$786.2	45%	$726.2	56%
Installation/construction project agreements	594.9	60%	319.2	45%	949.7	55%	570.0	44%

	$992.2	100%	$716.9	100%	$1,735.9	100%	$1,296.2	100%

As shown in the table above, approximately 60% of our second quarter revenues from continuing operations were from non-recurring, project specific work. Seasonality tends to have a greater impact on our non-recurring project revenues. The proportion of our revenues from non-recurring project work in any given quarter can fluctuate based upon our project mix. If we are not able to replace work from completed projects with new project work, we may not be able to maintain our current revenue levels, or our current level of capacity and resource utilization. We actively review our backlog of project work and take appropriate action to minimize such exposure.

Backlog

Estimated backlog represents the amount of revenue we expect to realize over the next 18 months from future work on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog estimates include amounts under master service and other service agreements in addition to construction projects. We determine the amount of backlog for work under master service and other service agreements based on historical trends, anticipated seasonal impacts and estimates of customer demand based on communications with our customers. The following presents 18-month backlog for our business as of the dates indicated (in millions):

	As of June 30, 2012	As of December 31, 2011 (1)
Estimated 18-month backlog	$3,117	$3,114

(1)	Backlog attributable to the DirectStar Business of approximately $225 million has been removed from previously reported figures due to reclassification of the DirectStar Business as a discontinued operation.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in our financial statements and the accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, estimates to complete and provisions for contract losses, allowances for doubtful accounts, accrued self-insured claims, estimated fair values of goodwill and intangible assets, acquisition-related contingent consideration, securities available for sale and certain convertible debt obligations, reserves and accruals, impairment of assets, income taxes and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect. Refer to Note 1 – Business, Basis of Presentation and Significant Accounting Policies in the notes to our condensed unaudited consolidated financial statements of this Quarterly Report on Form 10-Q and to our most recent Annual Report on Form 10-K, as ,amended, for further information regarding our critical accounting policies and estimates.

Results of Operations

Comparison of Quarterly Results

The following table reflects our consolidated results of operations in dollar and percentage of revenue terms for the periods indicated (dollar amounts in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue	$992.2	100.0%	$716.9	100.0%	$1,735.9	100.0%	$1,296.2	100.0%
Costs of revenue, excluding depreciation and amortization	872.2	87.9%	616.0	85.9%	1,529.5	88.1%	1,117.6	86.2%
Depreciation and amortization	21.9	2.2%	18.5	2.6%	42.8	2.5%	33.5	2.6%
General and administrative expenses	39.6	4.0%	35.0	4.9%	78.4	4.5%	65.1	5.0%
Interest expense, net	9.5	1.0%	8.3	1.2%	18.5	1.1%	16.2	1.2%
Other income, net	(0.4)	(0.1)%	(29.7)	(4.2)%	(0.8)	(0.1)%	(29.7)	(2.2)%

Income from continuing operations before provision for income taxes	$49.4	5.0%	$68.8	9.6%	$67.5	3.9%	$93.5	7.2%
Provision for income taxes	(19.6)	(2.0)%	(27.0)	(3.8)%	(26.9)	(1.6)%	(36.7)	(2.8)%

Income from continuing operations before non-controlling interests	29.8	3.0%	41.8	5.8%	40.6	2.3%	56.8	4.4%
Income from discontinued operations, net of tax	0.3	0.0%	2.7	0.4%	3.7	0.2%	8.8	0.7%

Net income	$30.1	3.0%	$44.5	6.2%	$44.3	2.5%	$65.6	5.1%
Net loss attributable to non-controlling interests – continuing operations	(0.0)	(0.0)%	(0.0)	(0.0)%	(0.0)	(0.0)%	(0.0)	(0.0)%

Net income attributable to MasTec	$30.1	3.0%	$44.5	6.2%	$44.3	2.5%	$65.6	5.1%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue. Our revenue was $992.2 million for the three months ended June 30, 2012, as compared with $716.9 million for the same period in 2011, representing an increase of approximately $275.3 million or 38.4%. Of this increase, $44.5 million, or approximately 16.2%, was attributable to businesses acquired in 2011. Organic revenues increased by $230.8 million, or 32.2%. Second quarter 2012 revenues were favorably impacted by demand for our power generation and industrial, electrical transmission and oil and gas pipeline and facility services. Key customers driving growth during the second quarter of 2012 included Mid-American Energy, Duke Energy, Dominion Virginia Power, EQT Corporation and Chesapeake Midstream Partners LP. Second quarter revenue from power generation and industrial projects of $190 million increased by approximately $145 million as compared to the same period in the prior year. The growth in power generation and industrial project work has been driven largely by customers seeking to complete wind installation projects under the current federal production tax credit program, which requires that qualified facilities be placed in service by December 31, 2012. In addition, solar project activity increased versus the prior year. Electrical transmission project activity increased by approximately $58 million, including approximately $15 million of acquisition-related revenue. Second quarter 2012 oil and gas pipeline and facility project revenues were favorably impacted by approximately $102 million of incremental revenues from project activity in the various natural gas shale basins. This growth was offset, however, by a decline in long-haul pipeline project revenues following completion of the Ruby pipeline project in the third quarter of 2011.

Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $872.2 million, or 87.9% of revenue, for the three months ended June 30, 2012, compared to $616.0 million, or 85.9% of revenue, for the corresponding period in 2011, a $256.2 million, or 41.6%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. Costs of revenue, excluding depreciation and amortization, increased 200 basis points as a percentage of revenue. Materials costs as a percentage of revenue increased by approximately 400 basis points. In addition, second quarter losses on two pipeline projects were estimated to be approximately $25 million. In addition, changes in our project mix have increased our material costs as a percent of revenue as compared with 2011. Our electrical transmission project work, which increased as a proportion of our total revenues, had higher material cost requirements as compared with our mix of project work in the prior year. The increase in material costs as a percentage of revenue was partially offset by a 70 basis point decrease in fuel costs as a percent of revenue due to a lower fuel prices, as well as from changes in project mix. In addition, wage costs, including subcontractor expenses, decreased as a percent of revenue by approximately 60 basis points.

Depreciation and amortization. Depreciation and amortization was $21.9 million, or 2.2% of revenue, for the three months ended June 30, 2012, as compared with $18.5 million, or 2.6% of revenue, for the same period in 2011, representing an increase of $3.4 million, or 18.6%. The increase was driven by $1.3 million of acquisition-related depreciation and amortization, as well as approximately $3.8 million of higher organic business depreciation expense. The increase in organic business depreciation expense resulted from increased capital spending beginning in the second half of 2011. Increased depreciation expense for the quarter ended June 30, 2012 was partially offset by a decrease of approximately $1.6 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $39.6 million, or approximately 4.0% of revenue, for the three months ended June 30, 2012 as compared with $35.0 million, or 4.9% of revenue, for the same period in 2011, representing an increase of $4.6 million, or 13.2%. The dollar increase resulted, in part, from incremental costs of approximately $2.2 million in support of businesses acquired in 2011, as well as from higher labor, information technology and other administrative costs associated with growth in our business.

Interest expense, net. Interest expense, net of interest income, was $9.5 million, or 1.0% of revenue, for the three months ended June 30, 2012, as compared with $8.3 million, or 1.2% of revenue, for the same period in 2011, an increase of $1.2 million. The increase was largely attributable to an increase in interest expense of approximately $0.8 million related to our credit facility, as well as $0.3 million of incremental discount accretion associated with our New Convertible Notes (see “Senior Convertible Notes” below).

Other income, net. Other income, net, was $0.4 million for three months ended June 30, 2012, as compared with $29.7 million for the three months ended June 30, 2011. The decrease in other income, net, is primarily attributable to the $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011.

Income taxes. Income taxes were $19.6 million for the three months ended June 30, 2012, as compared with $27.0 million for the three months ended June 30, 2011, representing a decrease of approximately $7.3 million. This decrease is primarily attributable to lower taxable income, partially offset by a slightly higher expected tax rate. Our effective tax rate on income from continuing operations was 39.7% for the three months ended June 30, 2012 as compared with 39.2% for the same period in the prior year. The higher current year effective tax rate is principally attributable to a higher effective state tax rate.

Income from discontinued operations. Income from discontinued operations, net of tax, decreased to $0.3 million for the quarter ended June 30, 2012 from $2.7 million in the prior year, a decrease of $2.4 million. The decrease is, in part, due to lower current year revenues as a result of the sale of the DirectStar Business in June 2012. In addition, DirectStar’s commission costs increased in the second quarter of 2012 as compared with 2011. Results for the three months ended June 30, 2012 include a loss on sale of approximately $0.1 million, net of tax.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue. Our revenue was $1.7 billion for the six months ended June 30, 2012, as compared with $1.3 billion for the same period in 2011, representing an increase of $0.4 billion or 33.9%. Of this increase, $165 million, or approximately 37.5%, was attributable to businesses acquired in 2011. Organic revenues increased by $274.9 million, or 21.2%. First half 2012 revenues were favorably impacted by demand for our power generation and industrial, electrical transmission, install-to-the-home and oil and gas pipeline and facility services. Key customers driving this growth included Mid-American Energy, Duke Energy, Dominion Virginia Power, EQT Corporation and DIRECTV®. Revenue from power generation and industrial projects increased by $218 million to almost $300 million in the first half of 2012 as compared with 2011. The growth in power generation and industrial project work has been driven largely by customers seeking to complete wind installation projects under the current federal production tax credit program, which requires that qualified facilities be placed in service by December 31, 2012. In addition, solar project activity increased versus the prior year. Electrical transmission project activity increased by approximately $108 million, including approximately $56 million of revenue from acquired businesses. Continued strong demand for install-to-the-home project work, in addition to expansion into the northeastern United States as a result of our 2011 acquisition of Halsted, yielded approximately $65 million of increased revenues from install-to-the-home projects in the first half of 2012 as compared with 2011. Approximately $52 million of this increase resulted from the Halsted acquisition. Oil and gas pipeline and facility project revenues in the first half of 2012 were favorably impacted by approximately $200 million of incremental revenue from project activity in the various natural gas shale basins in the first half of 2012 as compared with 2011. This growth was offset, however, by a decline in long-haul pipeline project revenues following completion of the Ruby pipeline project in the third quarter of 2011. Acquisitions contributed approximately $46 million of our first half 2012 oil and gas pipeline and facility revenues.

Costs of revenue, excluding depreciation and amortization. Our costs of revenue, excluding depreciation and amortization, were $1.5 billion, or 88.1% of revenue, for the six months ended June 30, 2012, compared to $1.1 billion, or 86.2% of revenue, for the corresponding period in 2011, a $411.9 million, or 36.9%, increase. The dollar increase is partially attributable to higher costs associated with increased revenues, as described above. Costs of revenue, excluding depreciation and amortization, increased 190 basis points as a percentage of revenue. Material costs as a percentage of revenue increased by 330 basis points. In addition, second quarter 2012 losses on two pipeline projects were estimated to be approximately $25 million. In addition, changes in our project mix have increased our material costs as a percent of revenue as compared with 2011. Our electrical transmission project work, which increased as a proportion of our total revenues, had higher material cost requirements as compared with our mix of project work in the prior year. The increase in material costs as a percentage of revenue was partially offset by a 50 basis point decrease in fuel costs as a percent of revenue due to lower fuel prices and changes in project mix, and by an 80 basis point decrease in equipment rental costs as a percent of revenue due to changes in project mix, as well as from leverage of recent capital expenditures, as discussed in “depreciation and amortization” below.

Depreciation and amortization. Depreciation and amortization was $42.8 million, or 2.5% of revenue, for the six month period ended June 30, 2012, as compared with $33.5 million, or 2.6% of revenue, for the same period in 2011, representing an increase of $9.3 million, or 27.7%. The increase was driven by $7.4 million of higher organic business depreciation expense, as well as $4.2 million of acquisition-related depreciation and amortization. The increase in organic business depreciation expense resulted from increased capital spending beginning in the second half of 2011. Increased depreciation expense for the first half of 2012 was partially offset by a decrease of approximately $2.3 million in amortization expense from historical acquisitions.

General and administrative expenses. General and administrative expenses were $78.4 million, or 4.5% of revenue, for the six month period ended June 30, 2012 as compared with $65.1 million, or 5.0% of revenue, for the same period in 2011, representing an increase of $13.3 million, or 20.5%. The dollar increase resulted in part from incremental costs of approximately $7.9 million in support of businesses acquired in 2011, as well as from higher labor, information technology and other administrative costs associated with growth in our business.

Interest expense, net. Interest expense, net of interest income, was $18.5 million, or 1.1% of revenue, for the six month period ended June 30, 2012, as compared with $16.2 million, or 1.2% of revenue, for the same period in 2011, an increase of $2.3 million. The increase was largely attributable to an increase in interest expense of approximately $1.4 million related to our credit facility, as well as $0.5 million of incremental discount accretion associated with our New Convertible Notes (see “Senior Convertible Notes” below).

Other income, net. Other income, net, was $0.8 million for six month period ended June 30, 2012, as compared with $29.7 million for the six month period ended June 30, 2011. The decrease in other income, net, is primarily attributable to the $29.0 million gain on remeasurement of our equity investment in EC Source, which was acquired in May 2011.

Income taxes. Income taxes were $26.9 million for the six month period ended June 30, 2012, as compared with $36.7 million for the six month period ended June 30, 2011, representing a decrease of $9.8 million. This decrease is primarily attributable to lower taxable income, partially offset by the impact of a slightly higher expected tax rate. Our effective tax rate on income from continuing operations was 39.8% for the six month period ended June 30, 2012 as compared with an effective tax rate of 39.2% for the same period in the prior year. The higher current year effective tax rate is principally attributable to a higher effective state tax rate.

Income from discontinued operations. Income from discontinued operations, net of tax, decreased to $3.7 million for the six month period ended June 30, 2012 from $8.8 million in the prior year period, a decrease of $5.1 million. The decrease is, in part, due to lower current year revenues as a result of the sale of the DirectStar Business in June 2012. In addition, DirectStar’s commission costs increased in 2012 as compared with 2011. Results for the six months ended June 30, 2012 include a loss on sale of approximately $0.1 million, net of tax.

Diluted Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Diluted weighted average shares outstanding (in thousands)	82,474	87,634	83,219	85,701

We had 82.5 million and 83.2 million diluted shares outstanding for the three and six month periods ended June 30, 2012, respectively, as compared with 87.6 million and 85.7 million shares outstanding, respectively, for the same periods in 2011. Several transactions impacted our diluted share count from 2011 to 2012. During the second quarter of 2011, we issued 5.1 million shares in connection with the acquisition of EC Source. In addition, as of June 30, 2012, we had repurchased a total of 7.5 million shares under a share repurchase program approved by our Board of Directors in the fourth quarter of 2011. The exchange of 94% of our Original Convertible Notes for New Convertible Notes in the first quarter of 2011 also impacted our outstanding share count due to the change in our actual average stock price, which resulted in 2.4 million and 0.9 million fewer shares in our diluted share count for the three and six month periods ended June 30, 2012, respectively, as compared with the same periods in 2011. See Note 2 – Earnings Per Share as well as Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements contained for additional details.

In July 2012, we repurchased an additional 2.0 million shares under our Board-approved $150 million share repurchase plan for an aggregate purchase price of $31.2 million, which completed the share repurchase plan.

Non-U.S. GAAP Financial Measures

As appropriate, we supplement the reporting of our financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including earnings before interest, taxes, depreciation and amortization (“EBITDA”); and, for 2011, we have presented adjusted net income from continuing operations (“Adjusted Net Income”), adjusted net income from continuing operations per diluted share (“Adjusted Net Income Per Diluted Share”) and “Adjusted EBITDA,” all of which exclude the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source that we recorded in 2011. See Note 3 – Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for additional details. We believe these non-U.S. GAAP measures provide meaningful information that helps investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation or as a substitute for reported net income and diluted net income per share. These non-U.S. GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with our U.S. GAAP results and the provided reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

EBITDA and Adjusted EBITDA

EBITDA is a non-U.S. GAAP financial measure that reflects earnings from continuing operations excluding the impact of interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA, which is a non-U.S. GAAP financial measure applicable to our 2011 results, is calculated as EBITDA excluding the $29.0 million non-cash gain on remeasurement of our equity investment in EC Source resulting from our acquisition of its remaining outstanding equity interests in May 2011. We use EBITDA and Adjusted EBITDA to evaluate our performance, both internally and versus our peers, because it excludes certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash, which can be used to measure our ability to service debt, fund capital expenditures and expand our business.

Interest expense can be dependent upon a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. During 2011, our interest expense increased as a result of accretion expense associated with the New Convertible Notes, which were issued during the first quarter of 2011. The debt discount associated with these notes will be accreted to interest expense over the remaining terms of the New Convertible Notes, which will increase interest expense above the New Convertible Notes’ 4.0% and 4.25% cash coupon interest rates.

Tax positions of companies can vary because of differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provisions for income taxes can vary considerably among companies and over time. For example, our effective tax rate on income from continuing operations for the six months ended June 30, 2012 increased to 39.8% from 39.2% for the same period in the prior year.

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

The following table reflects a reconciliation of EBITDA and Adjusted EBITDA, in dollar and percentage of revenue terms, for the periods indicated (dollar amounts in millions). The table below may contain slight summation differences due to rounding.

	Three Months Ended June 30,				Six Months Ended June 30,
EBITDA and Adjusted EBITDA Reconciliation:	2012		2011		2012		2011
Income from continuing operations	$29.8	3.0%	$41.8	5.8%	$40.6	2.3%	$56.8	4.4%
Gain from remeasurement of equity interest in acquiree	—	—	(29.0)	(4.1)%	—	—	(29.0)	(2.2)%
Interest expense, net	9.5	1.0%	8.3	1.2%	18.5	1.1%	16.2	1.2%
Provision for income taxes	19.6	2.0%	27.0	3.8%	26.9	1.6%	36.7	2.8%
Depreciation and amortization	21.9	2.2%	18.5	2.6%	42.8	2.5%	33.5	2.6%

EBITDA and Adjusted EBITDA – continuing operations	$80.9	8.1%	$66.5	9.3%	$128.8	7.4%	$114.2	8.8%

Adjusted Net Income and Adjusted Net Income Per Diluted Share

For 2011, we also present Adjusted Net Income and Adjusted Net Income Per Diluted Share. Management believes that Adjusted Net Income and Adjusted Net Income Per Diluted Share are important indicators of our operations because they exclude items that may not be indicative of, or are unrelated to, our core operating results, and provide a baseline for analyzing trends in our underlying business. The following table presents Adjusted Net Income and Adjusted Net Income Per Diluted Share, both of which are from continuing operations, for the stated periods:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Adjusted Net Income (in millions)	$24.1	$$39.1

Adjusted Net Income Per Diluted Share	$0.28	$0.46

The tables below reconcile Adjusted Net Income and Adjusted Net Income Per Diluted Share with reported net income from continuing operations and reported net income from continuing operations per diluted share, the most directly comparable U.S. GAAP financial measures. The tables below may contain slight summation differences due to rounding.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Net Income (in millions)	Net Income Attributable to MasTec per Diluted Share	Net Income (in millions)	Net Income Attributable to MasTec per Diluted Share
Reported U.S GAAP measure	$41.8	$$0.48	$56.8	$0.67
Gain on remeasurement of equity interest in acquiree (a)	(17.7)	(0.20)	(17.7)	(0.21)

Adjusted non-U.S. GAAP measure	$24.1	$0.28	$39.1	$0.46

(a)	Represents the after tax gain and corresponding diluted per share impact from the gain on remeasurement of our equity investment in EC Source, which we acquired in May 2011. The tax effect was calculated using the effective tax rate for the respective period. See Note 3 - Acquisitions and Other Investments in the notes to the condensed unaudited consolidated financial statements for details.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, availability under our credit facility and our cash balances. Our primary liquidity needs are for working capital, income taxes, capital expenditures, insurance collateral in the form of cash and letters of credit, earn-out obligations and debt service. We also evaluate opportunities for strategic acquisitions and/or investments from time to time that may require cash, and may consider opportunities to either repurchase outstanding debt or repurchase outstanding shares of our common stock in the future. See Part II, Item 2 of this Quarterly Report on Form 10-Q for details of our share repurchase program, which was announced in November 2011.

Capital Expenditures. We estimate that we will spend approximately $65.0 million in 2012 on capital expenditures. In 2011, we spent approximately $72 million on capital expenditures, primarily to support project activity growth in oil and gas pipeline and facility as well as wireless activities, as well as in support of businesses acquired in 2011. Actual capital expenditures can increase or decrease from estimates depending upon business activity levels. We will continue to evaluate lease versus buy decisions to meet our equipment needs and, based on this evaluation, our capital expenditures may increase or decrease in the future. We expect to continue to sell older equipment as we upgrade to new equipment.

Earn-out Payments. We have made certain acquisitions and have agreed to pay earn-out payments to certain of the sellers, generally based on the future performance of the acquired businesses. Certain of these earn-out payments may be made in either cash or, under certain circumstances, MasTec common stock, or a combination thereof, at our option. The estimated total value of future earn-out obligations recorded as liabilities as of June 30, 2012 was approximately $84.2 million. Potential future earn-out obligations for acquisitions beginning with our acquisition of Precision Pipeline, LLC in 2009 are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in earnings as a component of other income or expense. For the three months ended June 30, 2012 and 2011, we made cash payments of $11.4 million and $19.5 million, respectively, related to earn-out obligations. For the six months ended June 30, 2012 and 2011, we made cash payments of $16.2 million and $37.0 million, respectively, related to earn-out obligations.

Income Taxes. Our cash tax payments increased from $8.6 million for the six month period June 30, 2011 to $18.8 million for the six month period ended June 30, 2012. Our cash tax payments have increased in 2012 due to the fact that we utilized a significant portion of our available state net operating loss carryforwards in 2011 and also because we have a higher effective tax rate in 2012. In addition, in 2011, we benefited from higher tax depreciation expense, which reduced our cash tax payments.

Working Capital. We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on external construction and maintenance work and the spending patterns of our customers, both of which influence the timing of associated spending to support related customer demand. Our business is typically slower in the first quarter of each calendar year, and we generally experience seasonal working capital needs from April through October to support growth in accounts receivable, and to a lesser extent, inventory. Working capital needs tend to increase when we commence large amounts of work due to the fact that payroll and certain other costs, including inventory, are required to be paid before the receivables resulting from work performed are billed or collected. Timing of project close-outs can contribute to changes in unbilled revenue, which are a component of our accounts receivable balances. Accounts receivable balances have grown from $665 million as of December 31, 2011 to almost $900 million as of June 30, 2012, and inventory balances have grown from $89 million as of December 31, 2011 to $108 million as of June 30, 2012.

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

New Convertible Notes - Settlements. As of June 30, 2012, our common stock trading price was less than the conversion prices of our outstanding 4.0% and 4.25% New Convertible Notes. However, for the three and six month periods ended June 30, 2012, the average share price of our common stock exceeded the respective conversion prices. Currently, we intend to settle the principal amounts of our New Convertible Notes upon any conversion thereof in cash. As of June 30, 2012, we had outstanding $202.3 million aggregate principal amount of our New Convertible Notes. Notwithstanding our present intention to settle conversions of our New Convertible Notes in cash, we cannot assure you that we will be able to do so due to restrictions under our Credit Facility. See the discussion of our Credit Facility below for additional details

Summary of Financial Condition, Liquidity and Capital Resources

There have not been changes in general U.S. and global economic conditions since December 31, 2011 that have had a significant impact on our overall financial position, results of operations or cash flows for the three or six month periods ended June 30, 2012; however, severe weather conditions that began in the third quarter of 2011 continue to negatively impact our productivity and profitability on certain pipeline projects. See “Overview of Results,” above, for related discussion. Given the generally good credit quality of our customer base, we do not expect collection issues that would materially impact our liquidity in the next twelve months. In addition, as a result of our current capital structure, including our Credit Facility, we do not anticipate that current overall capital market conditions will materially impact our liquidity. We anticipate that funds generated from operations, borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, insurance collateral requirements, earn-out obligations, letters of credit and debt service obligations for at least the next twelve months.

Sources and Uses of Cash

As of June 30, 2012, we had $339.8 million in working capital, defined as current assets less current liabilities, compared to $236.3 million as of December 31, 2011, an increase of $103.5 million. Cash and cash equivalents of $16.8 million as of June 30, 2012 decreased by $3.5 million from cash and cash equivalents of $20.3 million as of December 31, 2011.

Sources and uses of cash are summarized below (in millions):

	For the Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(19.2)	$5.4
Net cash provided by (used in) investing activities	56.9	(102.8)
Net cash (used in) provided by financing activities	(41.2)	0.6

Operating Activities. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of billings and collections of receivables and the settlement of payables and other obligations. A portion of working capital assets is typically converted to cash in the first quarter. Conversely, working capital needs generally increase from April through October due to the seasonality of our business. Operating cash flows for the six months ended June 30, 2012 shifted to cash used of $19.2 million, as compared with cash provided of $5.4 million for the 2011 period, a difference of $24.6 million. The decrease in cash provided by operating activities was principally driven by net changes in assets and liabilities, primarily related to working capital, offset in part by the impact of changes in noncash adjustments, including the $29.0 million gain on remeasurement of our equity interests in EC Source, which was recorded in May 2011.

Accounts receivable increased by $246.0 million during the six months ended June 30, 2012, representing a use of cash, as compared with an increase in accounts receivable of $95.1 million for the six months ended June 30, 2011, which resulted in an additional $150.9 million use of cash as compared with the same period in the prior year. The use of cash from higher accounts receivable balances was partially offset by an increase in accounts payable and accrued expenses, representing a source of cash, of $143.5 million during the six months ended June 30, 2012, as compared with an increase of $91.7 million in accounts payable and accrued expenses for the same period in the prior year, an improvement of $51.9 million. Billings in excess of costs and earnings decreased, representing a use of cash. This use in cash decreased from $63.4 million in the first half of 2011 to $9.9 million in the first half of 2012, an improvement of $53.4 million.

The change in accounts receivable discussed above were driven by several factors, certain of which resulted in a higher days sales outstanding. Days sales outstanding as of June 30, 2012 was 80, as compared with days sales outstanding of 78 days as of March 31, 2012 and 71 as of June 30, 2011. Among the factors contributing to the growth in days sales outstanding were: timing of project close-outs and related billings, contractual billing terms and pace of collections. Changes in our project and customer mix have contributed to the increase in days sales outstanding. During 2011, we completed a large project that had favorable billing terms, resulting in a lower days sales outstanding as of June 30, 2011. In addition, in the last half of 2011, payment terms with a large customer were modified, which added one week to the customer’s standard payment cycle and slightly increased total company days sales outstanding. While our days sales outstanding has increased versus prior year levels, we do not expect collection issues related to our outstanding accounts receivable balances, and we are actively working to bill and collect outstanding amounts in a timely manner.

Investing Activities. Net cash provided by investing activities increased by $159.7 million to $56.9 million for the six months ended June 30, 2012 from $102.8 million of cash used in investing activities for the six months ended June 30, 2011. The increase was primarily driven by $97.7 million of net proceeds from the sale of the DirectStar Business, as well as from a reduction of $61.8 million in cash payments for acquisitions, including earn-out obligations. We paid $16.2 million of earn-out obligations during the first half of 2012 as compared with $37.0 million during the first half of 2011.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2012 was $41.2 million, as compared with $0.6 million of cash provided by financing activities for the six months ended June 30, 2011. The increase in cash used in financing activities was driven principally by $35.1 million of cash payments for share repurchases during the second quarter of 2012, as well as a decrease of $9.9 million in cash proceeds from stock option exercises. This activity was partially offset by the receipt of approximately $3.8 million of proceeds, net of repayments, from our Credit Facility during the first half of 2012 and by a $7.2 million increase in bank overdrafts versus the prior year.

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

Amounts borrowed under the Credit Facility will bear interest, at our option, at a rate equal to either (a) the eurocurrency rate (as defined in the Credit Facility), plus a margin of 1.50% to 2.50%, as determined based on our consolidated leverage ratio (as defined in the Credit Facility) as of the most recent fiscal quarter, or (b) the base rate, (which is equal to the highest of (i) the federal funds rate (as defined in the Credit Facility) plus 0.5%, (ii) Bank of America’s prime rate and (iii) the eurocurrency rate plus 1.00%, plus a margin of 0.50% to 1.50%, as determined based on our consolidated leverage ratio as of the most recent fiscal quarter. Financial standby letters of credit and commercial letters of credit issued under the Credit Facility are subject to a letter of credit fee of 1.50% to 2.50% and performance standby letters of credit are subject to a letter of credit fee of 0.75% to 1.25%, in each case based on our consolidated leverage ratio as of the most recent fiscal quarter. We must also pay a commitment fee to the lenders on any unused availability under the Credit Facility, which is equal to 0.25% to 0.45%, based on the Company’s consolidated leverage ratio as of the then most recent fiscal quarter.

As of June 30, 2012, we had outstanding revolving loans of $63.8 million and approximately $104.0 million of letters of credit issued under our Credit Facility. The remaining $432.2 million of Credit Facility borrowing capacity was available for revolving loans or up to $246.0 million of new letters of credit. Outstanding letters of credit mature at various dates and most have automatic renewal provisions, subject to prior notice of cancellation. As of June 30, 2012, interest on outstanding revolving loans accrued at a rate of approximately 3.87% per annum, and interest on outstanding letters of credit accrued at either 1.125% or 2.25% per annum, based on the type of letter of credit issued, as described above. The unused facility fee as of June 30, 2012 was 0.40%.

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

Cash Overdrafts

On a daily basis, available funds are swept from our depository accounts into a concentration account and are used to repay debt under our Credit Facility. Cash overdrafts principally represent the balance of outstanding checks that have not yet cleared through the banking system. Other cash balances maintained by certain operating subsidiaries, which are not swept into our concentration account, as well as deposits made subsequent to the daily cash sweep, are classified as cash. We generally do not fund our disbursement accounts for checks we have written until the checks are presented to the bank for payment. Cash overdrafts are classified within accounts payable. There are no compensating balance requirements associated with our depository accounts and there are no other restrictions on the transfer of cash associated with our depository accounts. As of June 30, 2012, cash overdrafts, which are classified within financing activities in the condensed unaudited consolidated statements of cash flows, totaled $9.6 million.

Senior Convertible Notes

New Senior Convertible Notes. During the first quarter of 2011, we exchanged $105.3 million of our 4.0% senior convertible notes due 2014 (the Original 4.0% Notes”) and $97.0 million of our 4.25% senior convertible notes due 2014, (the “Original 4.25% Notes” and, collectively with the Original 4.0% Notes, the “Original Notes”), both of which were issued in 2009, for identical principal amounts of new 4.0% and 4.25% senior convertible notes (the “New 4.0% Notes” and “New 4.25% Notes,” respectively, and collectively, the “New Convertible Notes”) for an exchange fee of approximately 50 basis points, or approximately $1 million. The terms of the New Convertible Notes are substantially identical to those of the Original Notes, except that the New Convertible Notes have an optional physical (share), cash or combination settlement feature and contain certain conditional conversion features. During 2011, an immaterial principal amount of Original Notes was converted into shares of our common stock. As of June 30, 2012, $12.7 million principal amount of the Original Notes remains outstanding.

The New Convertible Notes are convertible at any time during the three months immediately preceding their respective maturity dates; prior to such time, however, the New Convertible Notes are convertible only under certain conditions. Please see the detailed discussion in Note 9 – Debt in the notes to the consolidated financial statements in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Because the New Convertible Notes have an optional cash settlement feature, and we intend to settle the principal amount of any conversions thereof in cash, the conversion shares underlying the principal amount of the New Convertible Notes totaling approximately 13.0 million shares are not included in our diluted share count. If, however, the average stock price per share exceeds the $15.76 conversion price for the New 4.0% Notes or the $15.48 conversion price for the New 4.25% Notes, then the resulting amount, in shares, of any premium will be included in our diluted share count (“premium shares”). Our average stock price exceeded the conversion prices of the New Convertible Notes for the three and six months ended June 30, 2012 and 2011. This resulted in the inclusion of 0.6 million and 1.2 million weighted average premium shares in our diluted share count for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, 3.0 million and 2.2 million premium shares, respectively, were included in our diluted share count. The total value of the premium over the principal amount for the New Convertible Notes for the three and six month periods ended June 30, 2012 was approximately $10.0 million and $19.9 million, respectively. See Note 2 – Earnings Per Share and Note 10 – Debt in the notes to the condensed unaudited consolidated financial statements for additional details. The number of premium shares included in our diluted share count will vary with fluctuations in our share price. Higher actual share prices result in a greater number of premium shares. Because the number of shares required to be included in our diluted share count will vary with changes in our actual share price, we cannot predict the dilutive impact of any such premium shares in future periods.

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

Acquisition Debt

In connection with certain acquisitions, we have entered into or assumed certain debt and/or capital lease obligations. As of June 30, 2012, $23.1 million of this acquisition-related debt remained outstanding. Except for one note with an immaterial principal balance as of June 30, 2012, there are no financial covenants associated with this acquisition-related debt.

Debt Guarantees and Covenants

The Senior Notes, New Convertible Notes and Original Convertible Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future 100%-owned direct and indirect domestic subsidiaries that are guarantors of our Credit Facility or other outstanding indebtedness. See supplemental financial information in Note 17 - Supplemental Guarantor Financial Information in the notes to the condensed unaudited consolidated financial statements.

We were in compliance with all provisions and covenants pertaining to our outstanding debt instruments as of June 30, 2012.

Auction Rate Securities

Our securities available for sale consist of auction-rate securities, which represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. As of June 30, 2012, we held $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $13.5 million. Cumulative unrealized losses, net, totaled $1.1 million as of June 30, 2012, which are recorded in other comprehensive income, net of applicable income taxes. See Note 7 – Securities Available For Sale in the notes to the condensed unaudited consolidated financial statements.

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

Leases. In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash and provide flexibility in that we pay a monthly rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including some with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable for the remaining lease payments under the term of the lease. Rent expense related to operating leases, including short-term rentals, reflected within continuing operations was approximately $61.3 million and $100.7 million, respectively, for the three and six months ended June 30, 2012.

Letters of Credit. In the ordinary course of business, we are required to post letters of credit for our insurance carriers, surety bond providers and in support of performance under certain contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit, which depending upon the circumstances, could result in a charge to earnings. As of June 30, 2012, we had $104.0 million of standby letters of credit issued under our Credit Facility, of which $51.4 million pertained to certain of our insurance carriers. We are not aware of any material claims relating to outstanding letters of credit as of June 30, 2012 and do not believe it is likely that any material claims will be made under any of our outstanding letters of credit in the foreseeable future. We may be required to post additional letters of credit or other collateral in favor of our insurance carriers, surety bond providers or customers in the future. Posting letters of credit reduces our borrowing availability under our Credit Facility.

Performance and Payment Bonds. In the ordinary course of business, we are required by certain customers to provide performance and payment bonds for some of our contractual commitments related to projects in process. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. If our business continues to grow, our bonding requirements may increase in the future. If we are unable to successfully renew or obtain sufficient bonding capacity in the future, it could limit our ability to bid on certain contracts or perform work for certain customers. As of June 30, 2012, the estimated cost to complete projects secured by our $981.5 million in performance and payment bonds was $283.8 million. We believe it is unlikely that we will have to fund significant claims under performance and payment bonds in the foreseeable future.

Self-Insurance. We maintain insurance policies subject to per claim deductibles of $1 million for our workers’ compensation policy, $2 million for our general liability policy and $2 million for our automobile liability policy. We have excess umbrella coverage up to $100 million per claim and in the aggregate. Liabilities under these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. Accruals are based upon known facts and historical trends and we believe such accruals to be adequate. As of June 30, 2012, our liability for unpaid claims and associated expenses, including incurred but not reported losses related to our workers compensation, general liability and automobile liability insurance policies, was $47.8 million, of which $31.5 million was reflected within non-current other liabilities.

We also maintain an insurance policy with respect to employee group health claims, which is subject to annual per employee maximum losses of $0.4 million. Our liability for employee group claims as of June 30, 2012, which is based on statistical analysis of historical claims experience and specific knowledge of actual losses that have occurred, was $1.6 million.

We are required to post letters of credit and provide cash collateral to certain of our insurance carriers and to provide surety bonds in certain states in which we are self-insured. As of June 30, 2012, these letters of credit amounted to $51.4 million. In addition, cash collateral deposited with insurance carriers, which is included in other long term assets in the consolidated balance sheet, amounted to $2.0 million as of June 30, 2012. Outstanding surety bonds related to workers’ compensation self-insurance programs amounted to $7.1 million as of June 30, 2012.

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

Based upon the information available to us from plan administrators as of June 30, 2012, several of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of those union employees covered by these plans.

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

Indemnities. We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims, liabilities and related litigation. As of June 30, 2012, we were not aware of any material asserted or unasserted claims in connection with these indemnity obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on outstanding revolving loans under our Credit Facility accrues at variable rates based, at our option, on a eurocurrency rate, as defined in the Credit Facility, plus a margin of 2.25%, or a base rate, as defined in the Credit Facility, plus a margin of 1.25%. As of June 30, 2012, interest on outstanding revolving loans accrued at a rate of 3.87% per annum. Interest on letters of credit issued under our Credit Facility currently accrues at either 1.125% or 2.25% per annum, based on the type of letter of credit issued. A 100 basis point increase in the interest rate applicable to revolving loans under our Credit Facility would not have had a material impact on our results of operations for the three or six month periods ended June 30, 2012.

As of June 30 2012, our fixed interest rate debt primarily included $150 million aggregate principal amount of 7.625% senior notes, $115 million aggregate principal amount of 4.0% senior convertible notes, $100 million aggregate principal amount of 4.25% senior convertible notes and $36.4 million of notes payable for equipment with a weighted average interest rate of approximately 3.7%, none of which debt subjects us to interest rate risk.

Foreign Currency Risk

The Company has foreign operations in Canada, as well as in parts of Latin America and the Caribbean. For the six months ended June 30, 2012, we had foreign currency translation gains of $0.2 million, relating primarily to our Canadian operations, which were recorded as a component of other comprehensive income. If we continue to expand our operations outside of the United States, our exposure to fluctuations in foreign currency exchange rates could increase in the future.

Auction Rate Securities

Our securities available for sale consist of auction rate securities. Our auction rate securities represent interests in pools of student loans guaranteed by the U.S. government under the Federal Family Education Loan Program and a structured finance security. The structured finance security has an attached credit default swap under which the principal value would be partially or fully forfeited at net default rates on the underlying corporate debt obligations ranging from 8% to 9% as of June 30, 2012. The net default rate as of June 30, 2012 was estimated to be 6.23%. Both the structured finance security and the credit default swap are collateralized by investment grade credit-linked notes made up of floating rate international bank notes. For the three and six months ended June 30, 2012, no other-than-temporary impairment losses were recognized in earnings on our structured finance security. As of June 30, 2012, we hold $17.9 million in par value of auction rate securities, with an estimated fair value and carrying value of $13.5 million. Cumulative unrealized losses related to our student loan auction rate securities total $1.2 million as of June 30, 2012, which are recorded in other comprehensive income, net of applicable income taxes.

See Note 7 - Securities Available for Sale in the notes to condensed unaudited consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, we concluded that as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 14 – Commitments and Contingencies in the notes to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference in this Item 1, for a discussion of any recent material developments related to our legal proceedings since the filing of our most recent Annual Report on Form 10-K, as amended, as updated by our subsequent Quarterly Reports on Form 10-Q.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to any of the risk factors disclosed in our recently filed Annual Report on Form 10-K, as amended.

We derive a significant portion of our revenue from a few customers, and the loss of one of these customers or a reduction in their demand for our services could impair our financial performance.

For the three months ended June 30, 2012, we derived approximately 17% and 14% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. For the six months ended June 30, 2012, we derived approximately 18% and 17% of our revenue from continuing operations from AT&T and DIRECTV®, respectively. For the three months ended June 30, 2011, we derived approximately 25%, 17% and 12% of our revenue from continuing operations from AT&T, DIRECTV® and El Paso Corporation, respectively. For the six months ended June 30, 2011, we derived approximately 27%, 18% and 16% of our revenue from continuing operations from AT&T, DIRECTV® and El Paso Corporation, respectively. In addition, our ten largest customers accounted for approximately 69% and 73% of our revenue from continuing operations in the three months ended June 30, 2012 and 2011, respectively, and approximately 68% and 76% of our revenue from continuing operations in the six months ended June 30, 2012 and 2011, respectively. Because our business is concentrated among relatively few major customers, and certain of our services are provided on a non-recurring, project by project basis, we could experience a reduction in our results of operations, cash flows and liquidity if the amount of business we obtain from these customers is reduced, or if we complete the required work on our projects and cannot replace them with similar projects. Approximately 60% of our revenues were derived from non-recurring project specific work for the quarter ended June 30, 2012, which may further increase this risk if we are not able to replace completed project work with new work. In addition, many of the contracts with our largest customers may be canceled on short or no advance notice. Any of these factors could negatively impact our results of operations, cash flows and liquidity.

In May 2012, Red Ventures exercised its option to purchase the DirectStar Business, and we consummated our sale of the DirectStar Business to Red Ventures in June 2012. DirectStar provides marketing and sales services on behalf of DIRECTV® and, as a result of our sale of the DirectStar Business, our future revenues and profits from DIRECTV® will be reduced. See Note 4 – Discontinued Operations in the notes to the condensed unaudited consolidated financial statements for additional details.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our common stock during the three month period ended June 30, 2012:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	—	$—	—	$75,000,004
May 1 through May 31	255,726	$15.63	255,121	$71,011,962
June 1 through June 30	2,650,729	$15.03	2,650,729	$31,177,998

Total	2,906,455		2,905,850

(1)	Share repurchases for the three months ended June 30, 2012 comprised 605 shares of common stock withheld for income tax purposes in connection with shares issued to certain employees and directors under compensation and benefit programs and 2,905,850 shares of common stock repurchased by the Company.
(2)	Except to the extent described in footnote 1 above with respect to common stock withheld for income tax purposes under compensation and benefit programs, all shares were acquired in open-market transactions.
(3)	Purchased pursuant to the Company’s publicly announced share repurchase program, which was initially a $75 million program that was announced on November 7, 2011. The Company later increased the maximum aggregate dollar amount of shares that may be repurchased under this program from $75 million to $150 million and announced such increase on December 16, 2011. This share repurchase program was completed during July 2012 with $31 million of share repurchases.

ITEM 6. EXHIBITS

Exhibit No.	Description

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preference Dividends

23.1	Consent of Independent Valuation Firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASTEC, INC.

Date: August 2, 2012

/s/ Jose R. Mas
Jose R. Mas
Chief Executive Officer
(Principal Executive Officer)

/s/ C. Robert Campbell
C. Robert Campbell
Chief Financial Officer
(Principal Financial and Accounting Officer)